Form 10-Q
period 2012-09-30
Sound Financial Bancorp, Inc.
filed 2012-11-14
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to ________

Commission file number:  001-35633

SOUND FINANCIAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	45-5188530
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]    NO [ X ]

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:

As of November 14, 2012, there were 2,587,544 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

PART I     FINANCIAL INFORMATION

                  Financial Statements

SOUND FINANCIAL BANCORP, INC AND SUBSIDIARY
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$15,655	$17,031
Available-for-sale securities, at fair value	20,891	2,992
Federal Home Loan Bank stock, at cost	2,422	2,444
Loans held for sale	2,089	1,807
Loans	308,998	300,096
Less allowance for loan losses	(4,333)	(4,455)
Total loans, net	304,665	295,641

Accrued interest receivable	1,249	1,234
Bank-owned life insurance, net	7,160	6,981
Other real estate owned and repossessed assets, net	2,548	2,821
Mortgage servicing rights, at fair value	2,314	2,437
Premises and equipment, net	2,237	2,385
Other assets	5,268	3,967
Total assets	$366,498	$339,740

LIABILITIES
Deposits
Interest-bearing	279,737	269,421
Noninterest-bearing demand	33,307	30,576
Total deposits	313,044	299,997

Borrowings	8,024	8,506
Accrued interest payable	78	84
Other liabilities	2,514	2,149
Advance payments from borrowers for taxes and insurance	542	291
Total liabilities	324,202	311,027

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,587,544 and 2,578,144 issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	26	30
Additional paid-in capital	24,722	11,939
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(1,827)	(693)
Retained earnings	19,848	18,096
Accumulated other comprehensive loss, net of tax	(473)	(659)
Total stockholders’ equity	42,296	28,713
Total liabilities and stockholders’ equity	$366,498	$339,740

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)
INTEREST INCOME
Loans, including fees	$4,437	$4,556	$13,459	$13,787
Interest and dividends on investments, cash and cash equivalents	105	57	244	176
Total interest income	4,542	4,613	13,703	13,963
INTEREST EXPENSE
Deposits	540	626	1,617	1,893
Borrowings	56	55	167	223
Total interest expense	596	681	1,784	2,116
NET INTEREST INCOME	3,946	3,932	11,919	11,847
PROVISION FOR LOAN LOSSES	1,075	1,300	3,675	3,350
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,871	2,632	8,244	8,497

NONINTEREST INCOME
Service charges and fee income	574	516	1,638	1,514
Earnings on cash surrender value of bank-owned life insurance	60	61	179	189
Mortgage servicing income	148	110	346	318
Fair value adjustment on mortgage servicing rights	(211)	(491)	97	(235)
Loss on sale of securities	-	-	-	(33)
Other-than-temporary impairment losses on securities	(32)	(56)	(156)	(96)
Loss on sale of assets	-	-	-	(80)
Gain on sale of loans	668	126	1,226	263
Total noninterest income	1,207	266	3,330	1,840
NONINTEREST EXPENSE
Salaries and benefits	1,537	1,189	4,242	3,942
Operations	697	602	2,007	1,869
Regulatory assessments	108	103	329	454
Occupancy	314	288	918	835
Data processing	264	218	769	685
Losses and expenses on other real estate owned and repossessed assets	265	274	757	958
Total noninterest expense	3,185	2,674	9,022	8,743

INCOME BEFORE PROVISION FOR INCOME TAXES	893	224	2,552	1,594
PROVISION FOR INCOME TAXES	281	43	800	463
NET INCOME	$612	$181	$1,752	$1,131

Net income per share (see Note 9):
Basic	$0.24	$0.07	$0.68	$0.44
Diluted	$0.23	$0.07	$0.67	$0.43
Weighted average shares outstanding:
Basic	2,587,669	2,582,733	2,585,694	2,582,733
Diluted	2,627,820	2,609,137	2,616,070	2,609,852

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$612	$181	$1,752	$1,131
Other comprehensive income, net of tax
Unrealized holding gain (loss) on available for sale securities, net of
taxes (benefit) of $22, $(7), $43 and $37 respectively	42	(14)	83	71
Reclassification adjustments for realized losses on
sales of securities, net of taxes of $0, $0, $0 and $11, respectively	-	-	-	22
Reclassification adjustments for other-than-temporary
impairment on securities, net of taxes of $11, $19, $53 and $32, respectively	21	37	103	63
Other comprehensive income	$63	$23	$186	$156
Comprehensive income	$675	$204	$1,938	$1,287

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2012 and 2011 (unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
	(in thousands, except number of shares)
BALANCE, December 31, 2011	2,949,045	$30	$11,939	$(693)	$18,096	$(659)	$28,713

Net income					1,752		1,752

Other comprehensive income, net of tax						186	186

Restricted stock awards	11,000	-

Cancel Sound Community Bank MHC shares	(1,621,435)	(16)					(16)

Exchange of common stock at 0.87423 shares per common share	(168,357)	(2)					(2)

Fractional share distribution	(209)	-

Proceeds from stock offering, net of offering costs	1,417,500	14	12,658				12,672

Purchase of common stock by ESOP				(1,134)			(1,134)

Share-based compensation			125				125

BALANCE, September 30, 2012	2,587,544	$26	$24,722	$(1,827)	$19,848	$(473)	$42,296

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,752	$1,131
Adjustments to reconcile net income to net cash from operating activities
Accretion of net premium on investments	69	-
Loss on sale of available for sale securities	-	33
Other-than-temporary impairment losses on securities	156	96
Provision for loan losses	3,675	3,350
Depreciation and amortization	284	286
Compensation expense related to stock options and restricted stock	125	99
Fair value adjustment on mortgage servicing rights	(97)	235
Additions to mortgage servicing rights	(554)	(329)
Amortization of mortgage servicing rights	774	611
Increase in cash surrender value of bank owned life insurance	(179)	(189)
Proceeds from sale of loans	63,865	32,912
Originations of loans held for sale	(65,373)	(32,876)
Loss on sale of other real estate owned and repossessed assets	314	722
Loss on sale of fixed assets	-	80
Gain on sale of loans	(1,226)	(263)
Change in operating assets and liabilities
Accrued interest receivable	(15)	84
Other assets	(1,398)	1,022
Accrued interest payable	(6)	(45)
Other liabilities	366	(1,683)
Net cash provided by operating activities	4,984	5,276

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from principal payments, maturities and sales of available for sale securities	1,219	1,382
Purchase of available for sale securities	(19,056)	-
Net increase in loans	(15,074)	(11,209)
Improvements to other real estate owned (“OREO”) and other repossessed assets	(392)	(30)
Proceeds from sale of OREO and other repossessed assets	2,726	2,392
Purchases of premises and equipment	(136)	698
Net cash used by investing activities	(30,713)	(6,767)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	13,046	21,352
Proceeds from borrowings	-	61,700
Repayment of borrowings	(482)	(77,882)
Net change in advances from borrowers for taxes and insurance	251	268
Common stock purchase by ESOP	(1,134)	-
Proceeds from stock offering, net of offering costs	12,672	-
Net cash provided by financing activities	24,353	5,438

INCREASE IN CASH AND CASH EQUIVALENTS	(1,376)	3,947

CASH AND CASH EQUIVALENTS, beginning of period	17,031	9,092

CASH AND CASH EQUIVALENTS, end of period	$15,655	$13,039

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$750	$1,185
Interest paid on deposits and borrowings	$1,790	$2,161
Net noncash transfer of loans to other real estate owned	$2,375	$3,730
See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statement (unaudited)

Note 1 – Basis of Presentation

The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Sound Financial Bancorp, Inc. (“we,” “us,” “our,” “Sound Financial Bancorp,” or the “Company”) and its wholly owned subsidiary, Sound Community Bank (the “Bank”).  These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.  These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.  The results for the interim periods are not necessarily indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2011, included in the Company's Annual Report on Form 10-K.

Certain amounts in the prior quarters’ financial statements have been reclassified to conform to the current presentation.  These classifications do not have an impact on previously reported net income, retained earnings or earnings per share.

On August 22, 2012, the Company completed its conversion from the mutual holding company structure and related public stock offering, so that it is now a stock holding company that is wholly owned by public shareholders.  Please see Note 2 – Conversion and Stock Issuance for more information.

Note 2 – Conversion and Stock Issuance

The Company, a Maryland corporation, was organized by Sound Community MHC (“the MHC”), Sound Financial, Inc. and Sound Community Bank to facilitate the “second-step” conversion of Sound Community Bank from the mutual holding company structure to the stock holding company structure (the “Conversion”).  Upon consummation of the Conversion, which occurred on August 22, 2012, the Company became the holding company for Sound Community Bank and now owns all of the issued and outstanding shares of Sound Community Bank’s common stock.

In connection with the Conversion, the Company sold a total of 1,417,500 shares of common stock in offering to certain depositors of Sound Community Bank and others, including 113,400 shares to the Sound Community Bank employee stock ownership plan (“ESOP”).  All shares were sold at a purchase price of $10.00 per share.  Proceeds from the offering, net of $1.5 million in expenses, totaled $12.7 million.  The Company used $1.1 million of the proceeds to fund the ESOP and made a $7.5 million dividend to the Bank.  In addition, concurrent with the offering, shares of Sound Financial, Inc. common stock owned by public stockholders were exchanged for 0.87423 shares of the Company’s common stock, with cash being paid in lieu of issuing any fractional shares.  As a result of the offering, exchange and cash in lieu of fractional shares, the Company now has 2,587,544 shares outstanding.

All share and per share information in this report for periods prior to the Conversion has been revised to reflect the 0.87423 Conversion exchange ratio.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statement (unaudited)

Note 3 – Accounting Pronouncements Recently Issued or Adopted

In September 2011, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment.  With the ASU, a company testing goodwill for impairment now has the option of performing a qualitative assessment before calculating the fair value of the reporting unit (the first step of goodwill impairment test).  If, on the basis of qualitative factors, the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed.  Additionally, new examples of events and circumstances that an entity should consider in performing its qualitative assessment about whether to proceed to the first step of the goodwill impairment have been made to the guidance and replace the previous guidance for triggering events for interim impairment assessment.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statement (unaudited)

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment.  With the ASU, a company testing indefinite-lived intangibles for impairment now has the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action.  However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with current guidance.  An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test.  An entity will be able to resume performing the qualitative assessment in any subsequent period.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012.  The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU. 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.  The Update clarifies that when an entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently, a change in the cash flows expected to be collected on the indemnification asset occurs, as a result of a change in cash flows expected to be collected on the assets subject to indemnification, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4 – Investments

The amortized cost and fair value of our available for sale securities and the corresponding amounts of gross unrealized gains and losses at September 30, 2012 and December 31, 2011 were as follows:

		Gross Unrealized
	Amortized Cost	Gains	Losses 1 Year or Less	Losses Greater Than 1 Year	Estimated Fair Value
September 30, 2012	(in thousands)
Agency mortgage-backed securities	$18,208	$33	$(178)	$-	$18,063
Non-agency mortgage-backed securities	3,400	-	-	(572)	2,828
Total	$21,608	$33	$(178)	$(572)	$20,891

		Gross Unrealized
	Amortized Cost	Gains	Losses 1 Year or Less	Losses Greater Than 1 Year	Estimated Fair Value
December 31, 2011	(in thousands)
Agency mortgage-backed securities	$53	$6	$-	$-	$59
Non-agency mortgage-backed securities	3,939	-	-	(1,006)	2,933
Total	$3,992	$6	$-	$(1,006)	$2,992

The amortized cost and fair value of mortgage-backed securities by contractual maturity, at September 30, 2012, are shown below.  Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012
	Amortized Cost	Fair Value
	(in thousands)
Due after ten years	$21,608	$20,891

Securities with a carrying value of $57,000 at September 30, 2012 were pledged to secure Washington State Public Funds.  Additionally, at September 30, 2012, the Company had letters of credit with a notional amount of $30.0 million to secure public deposits.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

Sales of available for sale securities  for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Proceeds	$-	$1,118
Gross gains	-	3
Gross losses	-	(36)

The following table summarizes at September 30, 2012 and December 31, 2011 the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position:

	September 30, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Agency mortgage-backed securities	$13,645	$(178)	$-	$-	$13,645	$(178)
Non-agency mortgage-backed securities	-	-	2,828	(572)	2,828	(572)
Total	$13,645	$(178)	$2,828	$2,828	$16,473	$(750)

	December 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Non-agency mortgage-backed securities	$-	$-	$2,933	$(1,006)	$2,933	$(1,006)
Total	$-	$-	$2,933	$(1,006)	$2,933	$(1,006)

The following table presents the cumulative roll forward of credit losses recognized in earnings during the nine months ended September 30, 2012 and 2011 relating to the Company’s non-U.S. agency mortgage backed securities:
	Nine Months Ended
	September 30,
	2012	2011
	(in thousands)
Estimated credit losses, beginning balance	$256	$160
Additions for credit losses not previously recognized	156	96
Reduction for increases in cash flows	-	-
Reduction for realized losses	-	-
Estimated losses, ending balance	$412	$256

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2012, our securities portfolio consisted of fourteen U.S. agency and five non-U.S. agency mortgage backed securities with a fair value of $20.9 million, of which all five non-U.S. agency securities and nine U.S. agency securities were in an unrealized loss position.  The unrealized losses were primarily caused by changes in interest rates and a lack of market liquidity causing a decline in the fair value subsequent to the purchase.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par.  While management does not intend to sell the securities, and it is unlikely that the Company will be required to sell these securities before recovery of its amortized cost basis, management’s impairment evaluation indicates that certain securities possess qualitative and quantitative factors that suggest an other-than-temporary impairment (“OTTI”).  These factors include, but are not limited to: the length of time and extent of the fair value declines, ratings agency down grades, the potential for an increased level of actual defaults, and the extension in duration of the securities. In addition to the qualitative factors, management’s evaluation includes an assessment of quantitative evidence that involves the use of cash flow modeling and present value calculations as determined by considering the applicable OTTI accounting guidance.  The Company compares the present value of the current estimated cash flows to the present value of the previously estimated cash flows.  Accordingly, if the present value of the current estimated cash flows is less than the present value of the previous period’s present value, an adverse change is considered to exist and the security is considered OTTI.  The associated “credit loss” is the amount by which the security’s amortized cost exceeds the present value of the current estimated cash flows.  Based upon the results of the cash flow modeling as of September 30, 2012, four securities reflected OTTI during the nine month period ended September 30, 2012.  Estimating the expected cash flows and determining the present values of the cash flows involves the use of a variety of assumptions and complex modeling.  In developing its assumptions, the Company considers all available information relevant to the collectability of the applicable security, including information about past events, current conditions, and reasonable and supportable forecasts.  Furthermore, the Company asserts that the cash flows used in the determination of OTTI are its “best estimate” of cash flows.

The Company engages a third party to assist management with modeling cash flows.  The model includes each individual non-agency mortgage backed securities’ structural features.  The modeled cash flows are discounted and they incorporate additional projected defaults based upon risk analysis of the financial condition and performance. Utilizing the quantitative change in the net present value of the cash flows compared to the amortized cost of the security, the Company recognized additional credit losses of $156,000 in non-cash pre-tax impairment charges for the nine months ended September 30, 2012.  Cumulative at September 30, 2012, the Company has recognized a total of $412,000 of OTTI on four of the five non-agency mortgage backed securities.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5 – Loans

The composition of the loan portfolio, including loans held for sale, at the dates indicated is as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Real Estate Loans:
One-to four- family	$94,341	$96,305
Home equity	35,883	39,656
Commercial and multifamily	119,938	106,016
Construction and land	20,694	17,805
Total real estate loans	270,856	259,782

Consumer loans:
Manufactured homes	17,010	18,444
Other consumer	9,085	10,920
Total consumer loans	26,095	29,364

Commercial business loans	14,761	13,163

Total loans	311,712	302,309
Deferred fees	(625)	(406)
Loans held for sale	(2,089)	(1,807)
Total loans, gross	308,998	300,096
Allowance for loan losses	(4,333)	(4,455)
Total loans, net	$304,665	$295,641

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2012:

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$837	$280	$74	$25	$120	$41	$153	$-	$1,530
Ending balance: collectively evaluated for impairment	938	786	566	135	152	133	82	11	2,803
Ending balance	$1,775	$1,066	$640	$160	$272	$174	$235	$11	$4,333

Loans receivable:
Ending balance: individually evaluated for impairment	$6,766	$1,794	$2,148	$653	$663	$97	$1,236	$-	$13,357
Ending balance: collectively evaluated for impairment	87,575	34,089	117,790	20,041	16,347	8,988	13,525	-	298,355
Ending balance	$94,341	$35,883	$119,938	$20,694	$17,010	$9,085	$14,761	$-	$311,712

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011:

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$541	$447	$38	$37	$11	$48	$132	$-	$1,254
Ending balance: collectively evaluated for impairment	576	979	931	68	279	165	122	81	3,201
Ending balance	$1,117	$1,426	$969	$105	$290	$213	$254	$81	$4,455

Loans receivable:
Ending balance: individually evaluated for impairment	$8,260	$1,784	$2,003	$902	$122	$101	$447	$-	$13,619
Ending balance: collectively evaluated for impairment	88,045	37,872	104,013	16,903	18,322	10,819	12,716	-	288,690
Ending balance	$96,305	$39,656	$106,016	$17,805	$18,444	$10,920	$13,163	$-	$302,309

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the activity in loan losses for the three months ended September 30, 2012:

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
	(in thousands)
One-to four- family	$1,676	$(609)	$-	$708	$1,775
Home equity	1,212	(216)	-	70	1,066
Commercial and multifamily	647	-	-	(7)	640
Construction and land	181	(162)	-	141	160
Manufactured homes	336	(46)	-	(18)	272
Other consumer	173	(126)	6	121	174
Commercial business	215	(38)	-	58	235
Unallocated	9	-	-	2	11
	$4,449	$(1,197)	$6	$1,075	$4,333

The following table summarizes the activity in loan losses for the nine months ended September 30, 2012:

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
	(in thousands)
One-to four- family	$1,117	$(2,008)	$4	$2,662	$1,775
Home equity	1,426	(951)	132	459	1,066
Commercial and multifamily	969	(503)	83	91	640
Construction and land	105	(203)	-	258	160
Manufactured homes	290	(106)	-	88	272
Other consumer	213	(232)	22	171	174
Commercial business	254	(45)	10	16	235
Unallocated	81	-	-	(70)	11
	$4,455	$(4,048)	$251	$3,675	$4,333

The following table summarizes the activity in loan losses for the three months ended September 30, 2011:

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
	(in thousands)
One-to four- family	$827	$(261)	$-	$407	$973
Home equity	1,605	(352)	1	(211)	1,043
Commercial and multifamily	1,213	(807)	16	667	1,089
Manufactured	273	(82)	-	148	339
Other consumer	208	(37)	8	25	204
Commercial business	172	(180)	38	191	221
Unallocated	65	-	-	73	138
	$4,363	$(1,719)	$63	$1,300	$4,007

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the activity in loan losses for the nine months ended September 30, 2011:

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
	(in thousands)
One-to four- family	$909	$(794)	$12	$846	$973
Home equity	1,480	(1,144)	7	700	1,043
Commercial and multifamily	664	(1,311)	34	1,702	1,089
Manufactured	294	(283)	-	328	339
Other consumer	309	(199)	48	46	204
Commercial business	163	(188)	39	207	221
Unallocated	617	-	-	(479)	138
	$4,436	$(3,919)	$140	$3,350	$4,007

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

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address the risk specifically or we may allow the loss to be addressed in the general allowance.  General allowances represent loss reserves which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets.  When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible.  Assets that do not currently expose us to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are required to be classified as either watch or special mention assets.  Our determination as to the classification of our assets and the amount of our valuation allowances and related provision for loan losses is subject to review by the OCC, which can order the establishment of additional loss allowances.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table represents the internally assigned grades as of September 30, 2012 by type of loan:

	One-to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial Business	Total
Grade:	(in thousands)
Pass	$76,595	$28,687	$113,700	$19,366	$14,656	$8,186	$11,342	$272,532
Watch	14,536	5,791	4,271	778	2,331	849	2,819	31,375
Special Mention	493	502	598	-	-	-	-	1,593
Substandard	2,717	903	1,369	550	23	50	600	6,212
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$94,341	$35,883	$119,938	$20,694	$17,010	$9,085	$14,761	$311,712

The following table represents the internally assigned grades as of December 31, 2011 by type of loan:

	One-to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial Business	Total
Grade:	(in thousands)
Pass	$70,392	$31,943	$100,002	$16,087	$16,062	$9,507	$10,331	$254,324
Watch	18,088	6,138	4,048	778	2,260	1,312	2,385	35,009
Special Mention	1,505	183	-	-	-	4	11	1,703
Substandard	6,320	1,392	1,966	940	122	97	436	11,273
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$96,305	$39,656	$106,016	$17,805	$18,444	$10,920	$13,163	$302,309

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

The following table presents the recorded investment in nonaccrual loans as of September 30, 2012 and December 31, 2011 by type of loan:

	September 30, 2012	December 31, 2011
	(in thousands)
One- to four- family	$1,358	$3,124
Home equity	404	731
Commercial and multifamily	1,124	1,299
Construction and land	550	-
Other consumer	3	64
Commercial business	91	-
Total	$3,530	$5,218

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table represents the aging of the recorded investment in past due loans as of September 30, 2012 by type of loan:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Recorded Investment 90 Days or Greater and Accruing	Total Past Due	Current	Total Loans
	(in thousands)
One- to four- family	$-	$411	$1,592	$-	$2,003	$92,338	$94,341
Home equity	324	108	358	-	790	35,093	35,883
Commercial and multifamily	-	-	-	-	-	119,938	119,938
Construction and land	-	-	551	-	551	20,143	20,694
Manufactured homes	76	-	-	-	76	16,934	17,010
Other consumer	113	2	3	-	118	8,967	9,085
Commercial business	30	-	90	-	120	14,641	14,761
Total	$543	$521	$2,594	$-	$3,658	$308,054	$311,712

The following table represents the aging of the recorded investment in past due loans as of December 31, 2011 by type of loan:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Recorded Investment 90 Days or Greater and Accruing	Total Past Due	Current	Total Loans
	(in thousands)
One- to four- family	$4,321	$935	$2,683	$-	$7,939	$88,366	$96,305
Home equity	583	176	683	-	1,442	38,214	39,656
Commercial and multifamily	-	-	-	-	-	106,016	106,016
Construction and land	-	123	80	-	203	17,602	17,805
Manufactured homes	327	7	-	-	334	18,110	18,444
Other consumer	172	3	-	-	175	10,745	10,920
Commercial business	669	-	-	-	669	12,494	13,163
Total	$6,072	$1,244	$3,446	$-	$10,762	$291,547	$302,309

Nonperforming Loans.  Loans are considered nonperforming when they are 90 days past due, placed on nonaccrual, or when they are past due troubled debt restructurings (“TDRs”).  The following table represents the credit risk profile based on payment activity as of September 30, 2012 by type of loan:

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
(in thousands)
Performing	$92,934	$35,093	$118,572	$20,144	$16,991	$9,082	$14,552	$307,368
Nonperforming	1,407	790	1,366	550	19	3	209	4,344
Total	$94,341	$35,883	$119,938	$20,694	$17,010	$9,085	$14,761	$311,712

The following table represents the credit risk profile based on payment activity as of December 31, 2011 by type of loan:

	One-to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
(in thousands)
Performing	$91,904	$38,783	$104,797	$17,725	$18,444	$10,856	$13,163	$295,672
Nonperforming	4,401	873	1,219	80	-	64	-	6,637
Total	$96,305	$39,656	$106,016	$17,805	$18,444	$10,920	$13,163	$302,309

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
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

The following table presents loans individually evaluated for impairment as of September 30, 2012 by type of loan:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(in thousands)
One-to four-family	$2,172	$2,329	$-
Home equity	935	1,252	-
Commercial and multifamily	1,904	1,904	-
Construction and land	552	730	-
Manufactured homes	68	68	-
Other consumer	13	54	-
Commercial business	846	846	-
Total	$6,490	$7,183	$-

With an allowance recorded:
One-to four-family	$4,594	$4,611	$837
Home equity	859	859	280
Commercial and multifamily	244	244	74
Construction and land	101	102	25
Manufactured homes	595	595	120
Other consumer	84	84	41
Commercial business	390	430	153
Total	$6,867	$6,925	$1,530

Totals:
One-to four- family	$6,766	$6,940	$837
Home equity	1,794	2,111	280
Commercial and multifamily	2,148	2,148	74
Construction and land	653	832	25
Manufactured homes	663	663	120
Other consumer	97	138	41
Commercial business	1,236	1,276	153
Total	$13,357	$14,108	$1,530

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents loans individually evaluated for impairment as of December 31, 2011 by type of loan:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(in thousands)
One-to four-family	$3,104	$3,104	$-
Home equity	773	773	-
Commercial and multifamily	1,784	1,784	-
Construction and land	779	785	-
Manufactured homes	-	-	-
Other consumer	14	55	-
Commercial business	233	233	-
Total	$6,687	$6,734	$-

With an allowance recorded:
One-to four-family	$5,156	$5,280	$541
Home equity	1,011	1,038	447
Commercial and multifamily	219	219	38
Construction and land	123	178	37
Manufactured homes	122	122	11
Other consumer	87	87	48
Commercial business	214	214	132
Total	$6,932	$7,138	$1,254

Totals:
One-to four-family	$8,260	$8,384	$541
Home equity	1,784	1,811	447
Commercial and multifamily	2,003	2,003	38
Construction and land	902	963	37
Manufactured homes	122	122	11
Other consumer	101	142	48
Commercial Business	447	447	132
Total	$13,619	$13,872	$1,254

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Selected Notes to Consolidated Financial Statements (unaudited)

The following table presents loans individually evaluated for impairment as of September 30, 2012 and 2011 by type of loan:

	Three Months Ended
	September 30, 2012		September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four-family	$1,908	$28	$2,437	$44
Home equity	783	9	623	5
Commercial and multifamily	1,938	26	1,915	20
Construction and land	574	-	-	-
Manufactured homes	70	1	13	1
Other consumer	8	1	39	1
Commercial business	847	3	82	-
Total	$6,126	$68	$5,109	$71

With an allowance recorded:
One-to four-family	$5,132	$37	$3,658	$5
Home equity	1,141	9	865	3
Commercial and multifamily	245	4	1,227	2
Construction and land	161	1	-	-
Manufactured homes	648	10	145	2
Other consumer	127	2	46	2
Commercial business	255	4	163	1
Total	$7,708	$67	$6,104	$15

Totals:
One-to four-family	$7,040	$65	$6,095	$49
Home equity	1,923	18	1,488	8
Commercial and multifamily	2,183	30	3,142	22
Construction and land	735	1	-	-
Manufactured homes	718	11	158	3
Other consumer	134	3	85	3
Commercial Business	1,101	7	245	1
Total	$13,833	$135	$11,212	$86

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Selected Notes to Consolidated Financial Statements (unaudited)

	Nine Months Ended
	September 30, 2012		September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four-family	$2,694	$84	$2,307	$111
Home equity	749	32	625	20
Commercial and multifamily	1,874	60	1,409	68
Construction and land	663	21	-	-
Manufactured homes	62	4	39	2
Other consumer	14	2	55	2
Commercial business	688	13	106	1
Total	$6,743	$216	$4,541	$204

With an allowance recorded:
One-to four-family	$5,268	$129	$3,441	$35
Home equity	1,146	28	808	11
Commercial and multifamily	284	7	2,109	4
Construction and land	131	4	-	-
Manufactured homes	554	32	105	8
Other consumer	101	5	49	5
Commercial business	217	16	168	9
Total	$7,700	$221	$6,680	$72

Totals:
One-to four-family	$7,962	$213	$5,748	$146
Home equity	1,895	60	1,433	31
Commercial and multifamily	2,157	67	3,518	72
Construction and land	794	25	-	-
Manufactured homes	615	36	144	10
Other consumer	115	7	104	7
Commercial Business	905	29	274	10
Total	$14,443	$437	$11,222	$276

Forgone interest on nonaccrual loans was $191,000 and $276,000 at September 30, 2012 and 2011, respectively.  There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual, TDR or impaired at September 30, 2012 and December 31, 2011.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

Troubled debt restructurings.  Loans classified as TDRs totaled $7.3 million and $6.9 million at September 30, 2012 and December 31, 2011, respectively and are included in impaired loans.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

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

Combination Modification:  Any other type of modification, including the use of multiple categories above.

The following tables presents newly restructured loans by type of modification for the three and nine month periods ended September 30, 2012:

	Three Months Ended September 30, 2012
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
	(in thousands, except for number of contracts)
One- to four- family	1	$-	$-	$-	$197	$197
Home equity	1	-	-	-	117	117
Commercial and multifamily	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-
Manufactured homes	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-
Total	2	$-	$-	$-	$314	$314

	Nine Months Ended September 30, 2012
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
	(in thousands, except for number of contracts)
One- to four- family	5	$-	$-	$-	$561	$561
Home equity	2	-	-	-	166	166
Commercial and multifamily	2	-	-	-	426	426
Construction and land	2	-	-	-	26	26
Manufactured homes	-	-	-	-	-	-
Other consumer	2	-	-	-	14	14
Commercial business	3	121	-	-	186	307
Total	16	$121	$-	$-	$1,379	$1,500

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables presents newly restructured loans by type of modification for the three and nine month periods ended September 30, 2011:

Three Months Ended September 30, 2011
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
(in thousands, except for number of contracts)
One- to four- family	-	$-	$-	$-	$-	$-
Home equity	-	-	-	-		-
Commercial and multifamily	1	-	-	-	997	997
Construction and land	-	-	-	-	-	-
Manufactured homes	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-
Total	1	$-	$-	$-	$997	$997

	Nine Months Ended September 30, 2011
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
	(in thousands, except for number of contracts)
One- to four- family	-	$-	$-	$-	$-	$-
Home equity	-	-	-	-		-
Commercial and multifamily	1	-	-	-	997	997
Construction and land	-	-	-	-	-	-
Manufactured homes	-	-	-	-	-	-
Other consumer	1	-	-	-	44	44
Commercial business	-	-	-	-	-	-
Total	2	$-	$-	$-	$1,041	$1,041

There were no post-modification changes that were recorded as a result of the TDRs for the years ended September 30, 2012 and 2011.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following is a summary of all loans modified as TDRs within the previous twelve months and for which there was a payment default during the periods shown below:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(in thousands)
One-to four-family	$1,246	$1,246
Home equity	215	215
Commercial and multifamily	1,366	1,366
Manufactured homes	390	471
Other consumer	27	27
Commercial business	540	540
Total	$3,784	$3,865

For the preceding table, a loan is considered in default when a payment is 30 days or more past due.  At September 30, 2012, there was one commercial and multifamily real estate TDR loan on nonaccrual.

The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified in troubled debt restructurings.  All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the allowance for loan losses.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6 – Fair Value Measurements

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2012 and December 31, 2011, whether or not recognized or recorded at fair value is summarized as follows:

	September 30, 2012		December 31, 2011
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:	(in thousands)
Cash and cash equivalents	$15,655	$15,655	$17,031	$17,031
Available for sale securities	20,891	20,891	2,992	2,992
FHLB Stock	2,422	2,422	2,444	2,444
Loans held for sale	2,089	2,089	1,807	1,807
Loans, net	304,665	309,636	295,641	297,358
Accrued interest receivable	1,249	1,249	1,234	1,234
Bank owned life insurance, net	7,160	7,160	6,981	6,981
Mortgage servicing rights	2,314	2,314	2,437	2,437

Financial liabilities:
Non-maturity deposits	176,569	176,569	170,029	170,029
Time deposits	136,475	137,918	129,968	130,672
Borrowings	8,024	7,827	8,506	8,451
Accrued interest payable	78	78	84	84
Advance payments from borrowers for taxes and insurance	542	542	291	291

The following table presents information about the level in the fair value hierarchy for the Company’s financial assets and liabilities that are not measured at fair value as of September 30, 2012:

	Fair Value at September 30, 2012
Description	Total	Level 1	Level 2	Level 3
Financial assets:	(in thousands)
Cash and cash equivalents	$15,655	$15,655	$-	$-
FHLB Stock	2,422	-	-	2,422
Loans held for sale	2,089	-	2,089	-
Loans, net	309,636	-	-	309,636
Accrued interest receivable	1,249	1,249	-	-
Bank owned life insurance, net	7,160	7,160	-	-

Financial liabilities:
Non-maturity deposits	176,569	$-	$-	$176,569
Time deposits	137,918	-	137,918	-
Accrued interest payable	78	78	-	-
Advance payments from borrowers for taxes and insurance	542	-	-	542

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	Fair Value at September 30, 2012
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Agency Mortgage-backed Securities	$18,063	$-	$18,063	$-
Non-agency Mortgage-backed Securities	2,828	-	2,828	-
Mortgage Servicing Rights	2,314	-	-	2,314

	Fair Value at December 31, 2011
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Agency Mortgage-backed Securities	$59	$-	$59	$-
Non-agency Mortgage-backed Securities	2,933	-	2,933	-
Mortgage Servicing Rights	2,437	-	-	2,437

For the three and nine months ended September 30, 2012, there were no transfers between Level 1 and Level 2 or between Level 2 and Level 3.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at September 30, 2012:

Financial Instrument	Valuation Technique	Unobservable Input(s)	Weighted Average
Mortgage Servicing Rights	Discounted cash flow	Prepayment Speed Assumption	372.0%
		Discount rate	10.0%

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

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

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At September 30, 2012 and December 31, 2011, loans held for sale were carried at cost.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

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

The following table presents information about the Company’s assets measured at fair value on a nonrecurring basis:
	Fair Value at September 30, 2012
	Total	Level 1	Level 2	Level 3
Description	(in thousands)
OREO and repossessed assets	$2,548	$-	$-	$2,548
Impaired loans	$13,043	-	-	$13,043

	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Description	(in thousands)
OREO and repossessed assets	$2,821	$-	$-	$2,821
Impaired loans	13,619	-	-	13,619

The following table presents the total losses resulting from fair value adjustments:

	Total Losses Three Months Ended September 30,		Total Losses Nine Months Ended September 30,
	2012	2011	2012	2011
Description
OREO and repossessed assets	$145	$274	$314	$958
Impaired loans	1,197	393	4,048	1,719

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at September 30, 2012 or December 31, 2011.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,
	2012	2011

Beginning balance, at fair value	$2,558	$3,273
Servicing rights that result from transfers of financial assets	226	113
Changes in Fair Value(1)	(259)	(491)
Other(2)	(211)	(212)
Ending balance, at fair value	$2,314	$2,683

	Nine Months Ended September 30,
	2012	2011

Beginning balance, at fair value	$2,437	$3,200
Servicing rights that result from transfers of financial assets	554	329
Changes in Fair Value(1)	97	(235)
Other(2)	(774)	(611)
Ending balance, at fair value	$2,314	$2,683

(1) Represents changes due to principal collections over time
(2) Primarily relates to changes in prepayment speeds, duration and discount rate

Note 7 – Commitments and Contingencies

In the normal course of operations, the Company engages in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8 – Borrowings

The Company utilizes a loan agreement with the FHLB of Seattle. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial and multifamily portfolio based on the outstanding balance. At September 30, 2012, the amount available to borrow under this agreement is approximately 35% of total assets, or up to $128.3 million subject to the availability of eligible collateral.  Based on eligible collateral, the total amount available under this agreement as of September 30, 2012 and December 31, 2011 was $89.0 million and $83.5 million, respectively.  The Company had outstanding borrowings under this arrangement of $8.0 million and $8.5 million at September 30, 2012 and December 31, 2011, respectively.  Additionally, the Company had outstanding letters of credit from the FHLB with a notional amount of $30.0 million and $24.0 million at September 30, 2012 and December 31, 2011, respectively, to secure public deposits.  The net remaining amounts available as of September 30, 2012 and December 31, 2011, was $51.0 million and $51.0 million, respectively.

The Company participates in the Federal Reserve Bank’s Borrower-in-Custody program, which gives the Company access to overnight borrowings from the discount window.  The terms of the program call for a pledge of specific assets.  The Company had unused borrowing capacity under this program of $9.8 million and $21.9 million at September 30, 2012 and December 31, 2011, respectively.  There were no outstanding borrowings at September 30, 2012 or December 31, 2011.

The Company has access to an unsecured line of credit from the Pacific Coast Banker’s Bank.  The line has a maturity date of June 30, 2014 and is renewable.  As of September 30, 2012, the amount available under this line of credit is $2.0 million.  There was no outstanding balance on this line of credit as of September 30, 2012 and December 31, 2011.

Note 9 – Earnings Per Share

Earnings per share are summarized in the following table (figures in thousands except earnings per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$612	$181	$1,752	$1,131
Less net income attributable to participating securities(1)	7	2	19	12
Net income available to common shareholders	$605	$179	$1,733	1,119

Weighted average number of shares outstanding, basic	2,588	2,583	2,586	2,583
Weighted average number of shares outstanding, diluted	2,628	2,609	2,616	2,610

Earnings per share, basic	$0.24	$0.07	$0.68	$0.44
Earnings per share, diluted	$0.23	$0.07	$0.67	$0.43

(1) Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.

All share and per share information in this report for periods prior to the Conversion has been revised to reflect the 0.87423 Conversion exchange ratio.  (Please see Note 2 – Conversion and Stock Issuance for more information.)
Treasury shares for 2011 and unallocated common shares held by the ESOP for 2012 and 2011 are not included in the weighted-average number of common share outstanding for either basic or diluted earnings per share calculations.  Unvested restricted shares are included in the weighted-average number of common shares outstanding for basic earnings per share calculations.  The Company’s common stock equivalents relate solely to stock options granted and outstanding.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10 – Stock-based Compensation

Stock Options and Restricted Stock

In 2008, the Board of Directors adopted and stockholders approved an Equity Incentive Plan (the “Plan”) which was assumed by the Company in connection with the Conversion.  The Plan permits the grant of restricted stock, restricted stock units, stock options, and stock appreciation rights.  Under the Plan, 126,287 shares of common stock were approved for awards for stock options and stock appreciation rights and 50,514 shares of common stock were approved for awards for restricted stock and restricted stock units, in each case, as adjusted for the Conversion exchange ratio.

As of September 30, 2012, on an adjusted basis, awards for stock options totaling 125,051 shares and awards for restricted stock totaling 24,747 shares of Company common stock have been granted, net of any forfeitures, to participants in the Plan.  During the three and nine month periods ended September 30, 2012, share-based compensation expense totaled $59,000 and $125,000, respectively.  During the three and nine month periods ended September 30, 2011, share-based compensation expense totaled $33,000 and $99,000, respectively for both stock options and restricted stock.  All of the awards vest in 20 percent annual increments commencing one year from the grant date.  The options are exercisable for a period of 10 years from the date of grant, subject to vesting.

The following is a summary of the Company’s stock option plan awards during the period ended September 30, 2012:
	Shares(1)	Weighted-Average Exercise Price(1)	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at the beginning of the year	97,492	$9.07	7.33	$104,317
Granted	26,417	8.49	9.42
Exercised	-	-
Forfeited	(3)	9.07	7.33
Expired	-	-
Outstanding at September 30, 2012	123,906	$8.94	7.77	$148,688
Exercisable	61,682	$9.07	7.33	$66,000
Expected to vest, assuming a 0% forfeiture rate over the vesting term	123,906	$8.94	7.77	$148,688
_________________________
(1)As stated in Note 2, all share and per share information in this report for periods prior to the Conversion has been revised to reflect the 0.87423 Conversion exchange ratio.

As of September 30, 2012, there was $195,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  The cost is expected to be recognized over the remaining weighted-average vesting period of 2.64 years.

The fair value of each option award is estimated on the date of grant using a Black-Scholes model that uses the assumptions noted in the table below.  The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

The Company (including the predecessor entity) became a publicly held company in January 2008, so the amount of historical stock price information available is limited.  As a result, the Company elected to use a weighted-average of its peers’ historical stock prices, as well as the Company’s own historical stock prices to estimate volatility.  The Company bases the risk-free interest rate on the U.S. Treasury Constant Maturity Indices in effect on the date of the grant.  The Company elected to use the Staff Accounting Bulletin No. 110, “Share-Based Payments” permitted by the Securities and Exchange Commission to calculate the expected term.  This simplified method uses the vesting term of an option along with the contractual term, setting the expected life at a midpoint in between.

The fair value of options granted during 2012 were determined using the following weighted-average assumptions as of the grant date.

Annual dividend yield	0.00%
Expected volatility	28.97%
Risk-free interest rate	1.46%
Expected term	7.5 years
Weighted-average grant date fair value per option granted	$8.49

The fair value of the restricted stock awards is equal to the fair value of the Company’s stock at the date of grant.  Compensation expense is recognized over the vesting period that the awards are based.  Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date.

The following is a summary of the Company’s unvested restricted stock awards for the nine month period ended September 30, 2012:

Non-vested Shares	Shares(1)	Weighted-Average Grant-Date Fair Value Per Share(1)	Aggregate Intrinsic Value Per Share

Non-vested at January 1, 2012	22,706	$6.43
Granted	9,617	6.49
Vested	(7,566)	6.43
Forfeited	(10)	-
Expired	-	-
Non-vested at September 30, 2012	24,747	$6.45	$10.14

Expected to vest assuming a 0% forfeiture rate over the vesting term	24,747	$6.45	$10.14
____________________________________________________________________
(1)As stated in Note 2, all share and per share information in this report for periods prior to the Conversion has been revised to reflect the 0.87423 Conversion exchange ratio.

The aggregate intrinsic value of the unvested restricted stock awards as of September 30, 2012 was $251,000.

As of September 30, 2012, there was $193,000 of unrecognized compensation cost related to unvested restricted stock awards granted under the Plan remaining.  The cost is expected to be recognized over the weighted-average vesting period of 2.45 years.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company.  In August 2012, in conjunction with the Conversion, the ESOP borrowed $1.1 million from the Company to purchase common stock of the Company.  Both loans are being repaid principally by the Bank through contributions to the ESOP over a period of ten years.  The interest rate on the loans are fixed at 4.0% and 2.5% per annum, respectively.  As of September 30, 2012, the remaining balance of the ESOP loans were $751,000 and $1.1 million.

Neither the loan balances nor the related interest expense are reflected on the condensed consolidated financial statements.

At September 30, 2012, the ESOP was committed to release 19,553 shares of the Company’s common stock to participants and held 194,221 unallocated shares remaining to be released in future years.  The fair value of the 194,221 restricted shares held by the ESOP trust was $2.0 million at September 30, 2012.  ESOP compensation expense included in salaries and benefits was $61,000 and $114,000 for the three and nine month periods ended September 30, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

On August 22, 2012, Sound Financial Bancorp, Inc. (the “Company”) became the holding company for Sound Community Bank (the “Bank”) and owner of all of the issued and outstanding shares of the Bank’s common stock.  The Company is a Maryland chartered stock holding company and is subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”).  See Note 2 – Conversion and Stock Issuance for additional information.

Substantially all of the Company’s business is conducted through the Bank, which is a federal savings bank subject to extensive regulation by the Office of the Comptroller of the Currency (“OCC”).  The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).  At September 30, 2012, the Company had total consolidated assets of $366.5 million, net loans of $304.7 million, deposits of $313.0 million and stockholders’ equity of $42.3 million.  Shares of the Company’s common stock are traded on the Nasdaq Capital Market under the symbol “SFBC.” Our executive offices are located at 2005 5th Avenue – Suite 200, Seattle, Washington, 98121.

During October 2012, the Bank filed an application to convert from a federally chartered savings bank to a Washington state-chartered commercial bank.  As a Washington commercial bank, the Bank’s regulators will be the Washington State Department of Financial Institutions (“WDFI”) and the FDIC.  The Federal Reserve will remain as the primary federal regulator for the Company.  While the proposed charter conversion requires regulatory approval, the Bank expects the new charter to become effective in December 2012.  The change is intended to reduce regulatory examination costs and to move oversight of the Bank to the WDFI, which is focused on local community banks and financial institutions.  The charter conversion will not affect our customers in any way, and they will continue to receive the same protection on deposits through the FDIC.

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

Our operating revenues are derived principally from earnings on interest earning assets, service charges and fees, and gains on the sale of loans.  Our primary sources of funds are retail deposits, Federal Home Loan Bank (“FHLB”) advances and other borrowings, and payments received on loans and securities.  We offer a variety of deposit accounts that provide a range of interest rates and terms based on market conditions, generally including savings, money market, term certificate and demand accounts.

Our noninterest expenses consist primarily of salaries and employee benefits, expenses for occupancy, marketing and computer services and FDIC deposit insurance premiums.  Salaries and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits.  Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, property taxes, depreciation charges, maintenance and costs of utilities.

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

•
the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of our allowance for loan losses;

•	the possibility of other-than-temporary impairments of securities held in our securities portfolio;

•	our ability to access cost-effective funding;

•
fluctuations in the demand for loans, the volume of unsold homes, land and other properties, and fluctuations in real estate values and both residential and commercial and multifamily real estate market conditions in our market area;

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

•
legislative or regulatory changes such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and it implementing regulations that adversely affect our business, as well as changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including changes related to Basel III;

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

References in this document to “we,” “us,” and “our” means Sound Financial Bancorp, Inc. and its wholly-owned subsidiary, Sound Community Bank, unless the context otherwise requires.

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

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

General.  Total assets increased by $26.8 million, or 7.9%, to $366.5 million at September 30, 2012 from $339.7 million at December 31, 2011.  This increase was primarily the result of a $9.0 million, or 3.1% increase in our net loan portfolio, and a $17.9 million, or 598.2% increase in available-for-sale securities.  Our total liabilities increased by $13.2 million or 4.2% to $324.2 million at September 30, 2012 from $311.0 million at December 31, 2011 primarily as a result of a $13.0 million, or 4.3% increase in deposits.

Cash and Securities.  Cash, cash equivalents and our available-for-sale securities increased $16.5 million, or 82.5%, to $36.5 million at September 30, 2012.  Cash and cash equivalents decreased by $1.4 million, or 8.1%, to $15.7 million at September 30, 2012, as excess cash balances were deployed to purchase agency mortgage-backed securities.  Available-for-sale securities increased $17.9 million, or 598.2%, to $20.9 million at September 30, 2012.  This increase reflects purchases of agency mortgage-backed securities made in the third quarter with the proceeds received from our stock offering completed in August 2012, slightly  offset by investment pay-downs and other-than- temporary impairment charges on our non-agency mortgage-backed security portfolio.

At September 30, 2012, included in our available-for-sale securities portfolio, were $2.8 million of non-agency mortgage-backed securities.  These securities present a higher credit risk than U.S. agency mortgage-backed securities, of which we had $18.1 million at September 30, 2012.  In order to monitor the increased risk, management receives and reviews a quarterly credit surveillance report from a third party, which evaluates non-agency securities based on a number of factors, including credit scores, loan-to-value ratios, geographic locations, delinquencies and loss histories of the underlying mortgage loans.  This analysis is prepared in order to project potential future losses based on various home price depreciation scenarios over a three-year horizon.  Based on these reports, management ascertains the appropriate value for these securities and, in the nine months ended September 30, 2012, recorded an impairment charge of $156,000 on four of these non-agency securities.  The current market environment significantly limits our ability to mitigate our exposure to value changes in these more risky securities by selling them, and we do not anticipate these conditions to change significantly in the next 12 months.  Accordingly, if the market and economic environment impacting the loans supporting these securities continues to deteriorate, we could determine that additional impairment must be recorded on these securities, as well as on any other securities in our portfolio.  As a result, our future earnings, equity, regulatory capital and ongoing operations could be materially adversely affected.

Loans.  Our total loan portfolio (including loans held for sale and excluding deferred fees) increased $9.2 million, or 3.0%, to $311.1 million at September 30, 2012.  Loans held for sale increased from $1.8 million at December 31, 2011, to $2.1 million at September 30, 2012.  The increase was primarily due to the timing difference between loan fundings and loan sale settlements.

The most significant changes in our loan portfolio during the year to date included an increase of $13.9 million or 13.1% in our commercial and multifamily real estate, a $2.9 million or 16.2% increase in our construction and land loans and a $1.6 million or 12.1% increase in commercial business loans.  Manufactured home loans decreased by $1.4 million or 7.8% while other consumer loans decreased $1.8 million or 16.8% between December 31, 2011 and September 30, 2012 primarily as a result of charge-offs, prepayments and lower demand from creditworthy borrowers in the current economic environment.

The following table reflects the changes in the types of loans in our loan portfolio at September 30, 2012 as compared to the end of 2011:

	September 30, 2012	December 31, 2011	Amount Change	Percent Change
	(Dollar amounts in thousands)
One-to-four family loans	$94,341	$96,305	$(1,964)	(2.0)%
Home equity	35,883	39,656	(3,773)	(9.5)
Commercial and multifamily	119,938	106,016	13,922	13.1
Construction and land	20,694	17,805	2,889	16.2
Manufactured homes	17,010	18,444	(1,434)	(7.8)
Other consumer	9,085	10,920	(1,835)	(16.8)
Commercial business	14,761	13,163	1,598	12.1
Total	$311,712	$302,309	$9,403	3.1%

Mortgage Servicing Rights.  At September 30, 2012, we had $2.3 million in mortgage servicing rights recorded at fair value compared to $2.4 million at December 31, 2011.  The decrease during the period was the result of a lower market valuation for our mortgage servicing rights which was offset somewhat by an increase in our originated servicing portfolio as of September 30, 2012 compared to December 31, 2011.

Nonperforming Assets.  At September 30, 2012, our nonperforming assets totaled $6.9 million, or 1.88% of total assets, compared to $9.5 million, or 2.78% of total assets at December 31, 2011.

Nonperforming loans to total loans decreased to 1.41% of total loans at September 30, 2012 from 2.20% at December 31, 2011.  The decrease reflects a $2.3 million decrease in nonperforming loans in the nine month period although nonperforming loans remain elevated compared to historical levels due to the continuing weak economy in our market area.  Our largest nonperforming loans at September 30, 2012 consisted of a $1.1 million commercial real estate loan, a $471,000 commercial land development loan and a $338,000 home equity loan.

OREO and repossessed assets decreased by $273,000 during the first nine months of 2012.  We repossessed 17 one- to four- family residences, nine manufactured homes, two boats and one recreational vehicle in the nine months ended September 30, 2012.  During the same period, we sold seven one- to four- family residences, two commercial properties, nine manufactured homes and a recreational vehicle at an aggregate loss of $314,000.  Our largest OREO at September 30, 2012, consisted of a mobile home park with a recorded value of $1.1 million located in Spanaway, Washington.  Our next two largest OREO properties were comprised of a $490,000 one- to four- family property located in Carnation, Washington and a $198,000 one- to four- family property located in Dayton, Washington.

The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio at the dates indicated:

	Nonperforming Assets
	September 30, 2012	December 31, 2011	Amount Change	Percent Change
	(Dollars in thousands)
Nonperforming loans(1):
One-to four- family	$1,407	$4,401	$(2,994)	(68.0)%
Home equity	790	873	(83)	(9.5)
Commercial and multifamily	1,366	1,219	147	12.1
Construction and land	550	80	470	587.5
Manufactured homes	19	-	19	NM
Other consumer	3	64	(61)	(95.3)
Commercial business	209	-	209	NM
Total	$4,344	$6,637	$(2,293)	(34.5)%

OREO and repossessed assets:
One-to four- family	$1,360	$478	$882	184.5%
Commercial and multifamily	1,073	2,225	(1,152)	(51.8)
Manufactured homes	46	118	(72)	(61.0)
Other consumer	69	-	69	NM
Total	$2,548	$2,821	$(273)	(9.7)%

Total nonperforming assets	$6,892	$9,458	$(2,566)	(27.1)%
Nonperforming assets as a percentage of total assets	1.88%	2.78%

Performing restructured loans:
One-to four- family	$3,017	$2,508	$509	20.3%
Home equity	239	812	(573)	(70.6)
Commercial and multifamily	780	785	(5)	(0.6)
Construction and land	102	-	102	NM
Manufactured homes	622	-	622	NM
Other consumer	47	4	43	1075.0
Commercial business	565	26	539	2073.1
Total	$5,372	$4,135	$1,237	29.9%
(1)	Nonperforming loans include $814,000 and $2.8 million in nonperforming TDRs as of September 30, 2012 and December 31, 2011.

In addition to the non-performing assets set forth in the table above, as of September 30, 2012, there were $3.3 million in loans with respect to which known information about possible credit problems of the borrowers have caused management to have doubts as to the abilities of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonperforming asset categories.

Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with generally accepted accounting principles in the United States. It is our best estimate of probable incurred credit losses in our loan portfolio.

Our allowance for loan losses at September 30, 2012 was $4.3 million, or 1.40% of total loans receivable, compared to $4.5 million, or 1.47% of total loans receivable at December 31, 2011.  The $122,000, or 2.7% decrease in the allowance for loan losses reflects the $3.7 million provision for loan losses established during the first nine months of 2012 as a result of an increase in our loan portfolio and net charge-offs of $3.8 million during the period as well as the decline in nonperforming loans.

Specific loan loss reserves increased $274,000, and general loan loss reserves decreased by $396,000 at September 30, 2012 compared to December 31, 2011.  Net charge-offs for the nine months ending September 30, 2012 were $3.8 million, or 1.67% of average loans on an annualized basis, compared to $3.8 million, or 1.69% of average loans for the same period in 2011.  As of September 30, 2012, the allowance for loan losses as a percentage of loans receivable and nonperforming loans was 1.40% and 99.75%, respectively, compared to 1.47% and 67.12%, respectively, at December 31, 2011.  The allowance for loan losses as a percentage of loans receivable decreased slightly due to an increase in loans receivable during the nine month period ended September 30, 2012.  The allowance for loan losses as a percentage of nonperforming loans increased during this same period due to an decrease in nonperforming loans.

The following table shows the adjustments in our allowance during the first nine months of 2012 as compared to the same period in 2011:

	At and for the Nine Month Period Ended September 30,
	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$4,455	$4,436
Charge-offs	(4,048)	(3,919)
Recoveries	251	140
Net charge-offs	(3,797)	(3,779)
Provisions charged to operations	3,675	3,350
Balance at end of period	$4,333	$4,007

Ratio of net charge-offs during the period to average loans outstanding during the period	1.67%	1.69%

Allowance as a percentage of non-performing loans	99.75%	62.1%

Allowance as a percentage of total loans (end of period)	1.40%	1.32%

Deposits.  Total deposits increased by $13.0 million, or 4.3%, to $313.0 million at September 30, 2012 from $300.0 million at December 31, 2011.  A summary of deposit accounts with the corresponding weighted average cost of funds is presented below:

	As of September 30, 2012		As of December 31, 2011
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
	(Dollars in thousands)
Checking (noninterest)	$29,895	0.00%	$26,907	0.00%
NOW (interest)	25,331	0.08	22,332	0.09
Savings	25,046	0.06	22,092	0.10
Money Market	92,885	0.33	95,029	0.58
Certificates	136,475	1.33	129,968	1.53
Escrow	3,412	0.00	3,669	0.00
Total	$313,044	0.69%	$299,997	0.87%

During the first nine months of 2012, checking and NOW accounts increased $6.0 million, or 12.2% to $55.2 million.  These increases were a result of our emphasis on attracting these and other low-cost deposits such as savings accounts, which increased $3.0 million, or 13.4% in the first nine months of 2012.  Although certificate balances increased $6.5 million in the first nine months of 2012, this was a result of increases in our public fund certificates.  Public fund certificates increased $9.4 million while business and consumer certificates decreased $2.9 million, or 2.7%.  This is a result of the low interest rate environment and strategic decision to compete less aggressively on certificate interest rates

Borrowings.  FHLB advances decreased $482,000, or 5.7%, to $8.0 million at September 30, 2012, with a weighted-average cost of 2.76%, from $8.5 million at December 31, 2011, with a weighted-average cost of 2.17%. We continue to utilize FHLB advances to fund interest-earning asset growth and/or enhance our interest rate risk management despite our strong deposit growth.

Stockholders’ Equity.  Total stockholders’ equity increased $13.6 million, or 47.3%, to $42.3 million at September 30, 2012, from $28.7 million at December 31, 2011.  This primarily reflects an increase in paid-in capital as a result of net proceeds from the Conversion of $12.7 million as well as $1.8 million in net income and a $186,000 decrease in accumulated other comprehensive loss.

Comparison of Results of Operation for the Three and Nine Months Ended September 30, 2012 and 2011

General. Net income increased $431,000 to $612,000 for the three months ended September 30, 2012, compared to $181,000 for the three months ended September 30, 2011.  The primary reasons for this improvement were increased gain on sales of loans, and a decrease in the provision for loan losses, partially offset by increased noninterest expenses.   Net income increased $621,000 to $1.8 million for the nine months ended September 30, 2012, compared to $1.1 million for the nine months ended September 30, 2011.  The improvement in the nine month results were primarily attributable to decreased interest expense and increased noninterest income as a result of increased gain on sales of loans.  These improvements were partially offset by increases in the provision for loan losses and noninterest expenses in the current nine month period compared to the nine month period in 2011.

Interest Income.  Interest income decreased by $71,000, or 1.5%, to $4.5 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  Interest income decreased by $260,000, or 1.9%, to $13.7 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  The decrease in interest income primarily reflected lower interest rates realized on our loan portfolio despite an increase in our average loan balances during the 2012 periods as compared to the same periods last year.  Our average balance of loans receivable increased $9.7 million to $307.4 million during the quarter ended September 30, 2012 from $297.7 million during the same period last year.  The average balance of loans receivable increased $5.6 million to $303.0 million during the nine months ended September 30, 2012 from $297.4 million during the same period last year.

The weighted average yield on loans decreased from 6.12% for the three months ended September 30, 2011, to 5.77% for the three months ended September 30, 2012.  The weighted average yield on loans decreased from 6.18% for the nine months ended September 30, 2011, to 5.92% for the nine months ended September 30, 2012.  The decrease was primarily the result of the continued historically low interest rate environment and the competitive market for loans to well-qualified borrowers.  The weighted average yield on investments, including OTTI, was 2.24% for the three months ended September 30, 2012 compared to 0.10% for the three months ended September 30, 2011.  The weighted average yield on investments, including OTTI, was 1.42% for the nine months ended September 30, 2012 compared to 2.86% for the nine months ended September 30, 2011.  The decrease reflects increased average balances of agency mortgage-backed securities in the 2012 period which currently carry a lower yield than non-agency mortgage-backed securities.  Non-agency mortgage-backed securities made up a significant  proportion of the investment portfolio in the 2011 period.

Interest Expense.  Interest expense decreased $85,000, or 12.5%, to $596,000 for the three months ended September 30, 2012, from $681,000 for the three months ended September 30, 2011.  Interest expense decreased $332,000, or 15.7%, to $1.8 million for the nine months ended September 30, 2012, from $2.1 million for the nine months ended September 30, 2011.  This decrease reflects overall lower interest rates paid on deposits notwithstanding an increase in the average balances of deposits during both the three and nine months ended September 30, 2012 as compared to the same periods last year.  Our average balance of deposits increased $37.2 million to $318.7 million during the quarter ended September 30, 2012 from $281.5 million during the same period last year.  The average balance of deposits increased $30.8 million to $309.6 million during the nine months ended September 30, 2012 from $278.8 million during the same period last year.  Our weighted average cost of interest-bearing liabilities was 0.83% for the three months ended September 30, 2012, compared to 1.00% for the three months ended September 30, 2011.  Our weighted average cost of interest-bearing liabilities was 0.84% for the nine months ended September 30, 2012, compared to 0.87% for the nine months ended September 30, 2011.

Interest paid on deposits decreased $86,000, or 13.7% to $540,000 for the three months ended September 30, 2012, from $626,000 for the same period in 2011.  Interest paid on deposits decreased $276,000, or 14.6% to $1.6 million for the nine months ended September 30, 2012, from $1.9 million for the same period in 2011.  These reductions were the result of decreases in the weighted average cost of deposits during the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 as lower rates were paid on renewing certificates of deposit and existing savings, interest-bearing checking and money market accounts.

Interest expense on borrowings increased $1,000, or 1.8%, to $56,000 for the three months ended September 30, 2012 from $55,000 for the three months ended September 30, 2011.  Interest expense on borrowings decreased $56,000, or 25.1% to $167,000 for the nine months ended September 30, 2012, from $223,000 for the same period in 2011.  The decrease primarily resulted from a $1.2 million and $7.9 million decrease in the average balance of borrowings outstanding for the three and nine month periods ended September 30, 2012, respectively compared to the same period in 2011.  The decrease in borrowings was a result of scheduled loan pay offs that were not replaced due to increased balances of deposits.

Net Interest Income.  Net interest income was $3.9 million for the three months ended September 30, 2012, and  2011, respectively.  Net interest income increased $72,000, or 0.6%, to $11.9 million for the nine months ended September 30, 2012, from $11.8 million for the nine months ended September 30, 2011.  The increase in net interest income for the nine months ended September 30,  2012  primarily resulted from lower rates paid on deposits and lower outstanding borrowings  compared to the same period last year.  In addition, lower rates on loans were realized on our loan portfolio due to the historically low rate environment, especially for loans to well-qualified borrowers.  Our net interest margin was 4.91% for the three months ended September 30, 2012, compared to 5.22% for the three months ended September 30, 2011.  Our net interest margin was 5.12% for the nine months ended September 30, 2012, compared to 5.25% for the nine months ended September 30, 2011.

Provision for Loan Losses.  A provision for loan losses of $1.1 million was made during the three months ended September 30, 2012, compared to a provision for loan losses of $1.3 million during the three months ended September 30, 2011.  A provision for loan losses of $3.7 million was made during the nine months ended September 30, 2012, compared to a provision for loan losses of $3.4 million during the nine months ended September 30, 2011.  The decrease in the provision for the three month comparison period was the result of both decreased net charge-offs and lower levels of nonperforming loans.  The increase in provision expense for the nine month comparison period was a result of increases in net charge-offs and nonperforming loans during the nine month period ended September 30, 2012.  The increase in net charge-offs occurred primarily in the first quarter of 2012.  Overall we believe that higher than historical levels of nonperforming assets and charge-offs will continue until the housing market, unemployment, and general economic market conditions further recover in our market area.

For the three months ended September 30, 2012, the annualized percentage of net charge-offs to average loans decreased 17 basis points to 1.55% compared to 1.72% for the three months ended September 30, 2011.  For the nine months ended September 30, 2012, the annualized percentage of net charge-offs to average loans decreased four basis points to 1.67% as compared to 1.71% for the nine months ended September 30, 2011.  The ratio of nonperforming loans to total loans decreased to1.41% at September 30, 2012 from 2.13% at September 30, 2011.

Noninterest Income.  Noninterest income decreased $941,000, or 353.8%, to $1.2 million during the three months ended September 30, 2012, compared to $266,000 during the three months ended September 30, 2011.  A summary of the changes in noninterest income for the three month period is presented in the table below:

	Three Months Ended September 30,
	2012	2011	Amount Change	Percent Change
	(Dollars in thousands)
Service charges and fee income	$574	$516	$58	11.2%
Earnings on cash surrender value of bank owned life insurance	60	61	(1)	(1.6)
Mortgage servicing income	148	110	38	34.5
Fair value adjustment on mortgage servicing rights	(211)	(491)	280	(57.0)
Other-than-temporary impairment losses	(32)	(56)	24	(42.9)
Gain on sale of loans	668	126	542	430.2
Total	$1,207	$266	$941	353.8%

Service charges and fee income increased primarily due to higher loan fees from a greater volume of loan originations in the 2012 period versus the 2011 period.  Higher mortgage servicing income was a result of increased volumes of loans sold in the secondary market and higher loan sale margins on the sale of loans to Fannie Mae.  The fair value adjustment on mortgage servicing rights was impacted by the interest rate environment, as rates decreased during the 2012 period and prepayment speeds increased.  The increased gain on sale of loans was a result of an increase in the volume of loans originated for sale to Fannie Mae during the three months ended September 30, 2012 compared to the same 2011 period.  The loan origination volumes were achieved as a result of a continuing high volume of activity resulting from relatively low mortgage interest rates.

Noninterest income increased $1.5 million, or 81.0%, to $3.3 million during the nine months ended September 30, 2012, compared to $1.8 million during the nine months ended September 30, 2011.  A summary of the changes in noninterest income for the nine month period is presented in the table below:

	Nine Months Ended September 30,
	2012	2011	Amount Change	Percent Change
	(Dollars in thousands)
Service charges and fee income	$1,638	$1,514	$124	8.2%
Earnings on cash surrender value of bank owned life insurance	179	189	(10)	(5.3)
Mortgage servicing income	346	318	28	8.8
Fair value adjustment on mortgage servicing rights	97	(235)	332	141.3
Loss on sale of securities	-	(33)	33	100.0
Other-than-temporary impairment losses	(156)	(96)	(60)	(62.5)
Loss on sale of fixed assets	-	(80)	80	100.0
Gain on sale of loans	1,226	263	963	366.2
Total	$3,330	$1,840	$1,490	81.0%

Service charges and fee income increased $124,000, or 8.2%, to $1.6 million during the nine months ended September 30, 2012, compared to $1.5 million during the three months ended September 30, 2011.  This increase was primarily a result of increased volumes of loan originations in the 2012 period compared to the 2011 period.  We also introduced new deposit offerings that had a favorable impact on debit card income and other deposit fees.

The fair value adjustment on mortgage servicing rights was primarily a result of an increase in the size of the overall servicing asset as rates have remained relatively steady along with prepayment speeds.  The increased gain on sale of loans was a result of an increase in the volume of loans originated for sale and higher loan sale margins on the sale of loans to Fannie Mae during the nine months ended September 30, 2012 compared to the same 2011 period.  The loan origination volumes were achieved as a result of a continuing high volume of activity resulting from relatively low mortgage interest rates.

Noninterest Expense.  Noninterest expense increased $511,000, or 19.1%, to $3.2 million during the three months ended September 30, 2012, compared to $2.7 million during the three months ended September 30, 2011.  A summary of the changes in noninterest expense for the three month period is presented in the table below:

	Three Months Ended September 30,
	2012	2011	Amount Change	Percent Change
	(Dollars in thousands)
Salaries and benefits	$1,537	$1,189	$348	29.3%
Operations	697	602	95	15.8
Regulatory assessments	108	103	5	4.9
Occupancy	314	288	26	9.0
Data processing	264	218	46	21.1
Losses and expenses on sale of OREO and repossessed assets	265	274	(9)	(3.3)
Total	$3,185	$2,674	$511	19.1%

Salaries and benefits expense increased by $348,000 for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due to increased lending staff and higher commission expenses due to increased loan production.  Operations expense increased $95,000 during the three months ended September 30, 2012 compared to the same period in 2011 as a result of higher marketing costs associated with the rollout of new deposit products and higher loan processing costs due to increased loan production.  Data processing expenses increased primarily due to the rollout of the new deposit products and associated programming costs.

A summary of the changes in noninterest expense for the nine month period is presented in the table below:

	Nine Months Ended September 30,
	2012	2011	Amount Change	Percent Change
	(Dollar amounts in thousands)
Salaries and benefits	$4,242	$3,942	$300	7.6%
Operations	2,007	1,869	138	7.4
Regulatory assessments	329	454	(125)	(27.5)
Occupancy	918	835	83	9.9
Data processing	769	685	84	12.3
Losses and expenses on sale of OREO and repossessed assets	757	958	(201)	(21.0)
Total	$9,022	$8,743	$279	3.2%

Salaries and benefits expense increased by $300,000 for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to increased lending staff and higher commission expenses due to increased loan production.  Operations expense increased as a result of higher marketing costs associated with the rollout of new deposit products and higher loan processing costs due to increased loan production.  Regulatory assessments decreased during the nine months ended September 30, 2012 as compared to the same period in 2011 due to a decrease in the FDIC’s assessment rate.  Occupancy expenses increased primarily due to rent increases and other expenditures related to our main office.  Losses and expenses on OREO and repossessed assets decreased by $201,000 during the nine month 2012 period compared to same period in 2011 due to lower net losses and reduced  expenses associated with OREO property sales as well as reflecting a decline in the amount of OREO.

Income Tax Expense.  For the three months ended September 30, 2012, we had income tax expense of $281,000 on our pre-tax income as compared to $43,000 for the three months ended September 30, 2011.  The effective tax rates for the quarters ended September 30, 2012 and 2011 were 31.5% and 19.2%, respectively.

Liquidity

The Management Discussion and Analysis in Item 7 of the Company’s Form 10-K Annual Report filed with the SEC on March 31, 2012 contains an overview of the Company’s and the Bank’s liquidity management, sources of liquidity and cash flows.  This discussion updates that disclosure for the nine months ended September 30, 2012.

At September 30, 2012, the Bank had $36.5 million in cash and investment securities available for sale and $2.1 million in loans held for sale generally available for its cash needs.  Also, based on existing collateral pledged, the Bank had the ability to borrow an additional $51.0 million in Federal Home Loan Bank advances, $9.8 million through the Federal Reserve’s Discount Window and $2.0 million through Pacific Coast Banker’s Bank.  The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At September 30, 2012, outstanding loan commitments, including unused lines and letters of credit totaled $57.4 million.  Certificates of deposit scheduled to mature in one year or less at September 30, 2012, totaled $70.3 million.  Based on our competitive pricing, we believe that a majority of maturing deposits will remain with the Bank.

As a separate legal entity from the Bank, the Company must provide for its own liquidity.  At September 30, 2012, the Company, on an unconsolidated basis, had $4.2 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.  The Company’s principal source of liquidity is dividends from the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.

Off-Balance Sheet Activities

In the normal course of operations, the Company engages in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  During the nine months ended September 30, 2012, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet loan commitments at September 30, 2012, is as follows:

Off-balance sheet loan commitments
(in thousands)
Commitments to make loans	$16,601
Undisbursed portion of loans closed	9,098
Unused lines of credit	31,133
Irrevocable letters of credit	578
Total loan commitments	$57,410

Capital

Sound Community Bank is subject to minimum capital requirements imposed by regulations of the OCC. Based on its capital levels at September 30, 2012, Sound Community Bank exceeded these requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a “well-capitalized” status under the regulatory capital categories of the OCC.  Based on capital levels at September 30, 2012, Sound Community Bank was considered to be well-capitalized.  Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank’s “well-capitalized” status.

The following table shows the capital ratios of Sound Community Bank at September 30, 2012 (dollars in thousands):

	Actual		Minimum Capital Requirements				Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
Tier 1 Capital to total adjusted assets(1)	$37,568	10.27%	$14,636	≥	4.00%		18,295	≥	5.00%
Tier 1 Capital to risk-weighted assets(2)	$37,568	13.76%	$10,921	≥	4.00	%(3)	16,382	≥	6.00%
Total Capital to risk-weighted assets(2)	$40,992	15.01%	$21,842	≥	8.00%		27,303	≥	10.00%
________________________
(1)	Based on total adjusted assets of $365.9 million.
(2)	Based on risk-weighted assets of $273.0 million.
(3)	The Tier 1 risk-based capital requirement for a well-capitalized institution is 6% of risk-weighted assets.

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

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act")), as of September 30, 2012, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2      Unregistered Sales of Equity Securities and use of Proceeds

Nothing to report.

Item 3      Defaults Upon Senior Securities

Nothing to report.

Item 4      Mine Safety Disclosures

Not Applicable

Item 5.     Other Information

Nothing to report

EXHIBIT INDEX
Exhibits:
2.0	Plan of Conversion and Reorganization (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 30, 2012 (File No. 000-52889))
3.1	Charter of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on March 27, 2012 (File No. 333-180385))
3.2	Bylaws of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on March 27, 2012 (File No. 333-180385))
4.0
Form of Common Stock Certificate of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on March 27, 2012 (File No. 333-180385))

10.1
Employment Agreement by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Registration Statement on Form SB-2 filed with the SEC on September 20, 2007 (File No. 333-146196))

10.2
Executive Long Term Compensation Agreement effective August 14, 2007 by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Registration Statement on Form SB-2 filed with the SEC on September 20, 2007 (File No. 333-146196))

10.3
Amendment to Freeze Benefit Accruals Under the Executive Long Term Compensation Agreement effective August 14, 2007, by and between Sound Community Bank (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 000-52889))

10.4
Supplemental Executive Long Term Compensation Agreement effective December 31, 2011 by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 000-52889))

10.5
Confidentiality, Non-Competition and Non-Solicitation Agreement  by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Report on Form 8-K filed with the SEC on January 5, 2012 (File No. 000-52889))

10.6
Employment Agreement by and between Sound Community Bank and Matthew Deines (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 5, 2009 (File No. 000-52889))

10.7
Employment Agreement by and between Sound Community Bank and Matthew Moran (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 5, 2009 (File No. 000-52889))

10.8
Addendums to the Employment Agreements by and between Sound Community Bank and each of Matthew Deines and Matthew Moran (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 3, 2012 (File No. 000-52889))

10.9	Summary of Director Board Fee Arrangements (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 2011 (File No. 000-52889))
10.10	Sound Financial Bancorp, Inc. 2008 Equity Incentive Plan (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 2009 (File No. 000-52889))
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

                                                                                                                       Sound Financial Bancorp, Inc.

Date: November 14, 2012	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President and Chief Executive Officer

Date: November 14, 2012	By:	/s/ Matthew P. Deines
Matthew P. Deines
Executive Vice President and Chief Financial Officer