Form 10-K
period 2012-12-31
Sound Financial Bancorp, Inc.
filed 2013-04-01
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER 001-35633

Sound Financial Bancorp, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland	45-5188530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2005 5th Avenue, Suite 200, Seattle Washington	98121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (206) 448-0884

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, par value $.01 per share

Securities Registered Pursuant to Section 12(g) of the Act:
Title of each class
None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES [   ]    NO [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES [   ]    NO [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]  NO [   ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]   NO [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting Company.  See definition of “large accelerated filer,” and “smaller reporting Company” in Rule 12b-2 of the Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting Company [X]
(Do not check if smaller reporting Company)

Indicate by checkmark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]    NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $8.9 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
As of March 29, 2013, there were 2,587,544 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K – Portions of the Registrant’s Proxy Statement for its 2013 Annual Meeting of Shareholders.

PART I

Item 1.                                Business

Special Note Regarding Forward-Looking Statements

•
Certain matters discussed in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: changes in economic conditions, either nationally or in our market area;

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

•
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and expected cost savings and other benefits  within the anticipated time frames or at all,;

•
legislative or regulatory changes such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations that adversely affect our business, as well as changes in regulatory policies and principles, or  the interpretation of regulatory capital or other rules including changes related to Basel III;

•
monetary and fiscal policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the U.S. Government and other governmental initiatives affecting the financial services industry;

•
results of examinations of Sound Financial Bancorp and Sound Community Bank by their regulators, including the possibility that the regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets, change Sound Community Bank’s regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our  liquidity and earnings;

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

•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described from time to time in this Form 10-K and our other filings with the U.S. Securities and Exchange Commission (the “SEC”) .

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

References in this document to Sound Financial Bancorp or the Company refer to Sound Financial Bancorp, Inc. and its predecessor, Sound Financial, Inc., a federal corporation, and references to the “Bank” refer to Sound Community Bank.  References to “we,” “us,” and “our” means Sound Financial Bancorp and  its wholly-owned subsidiary, Sound Community Bank, unless the context otherwise requires.

General

Sound Financial Bancorp, a Maryland corporation, is a full stock holding company for its wholly owned subsidiary, Sound Community Bank (hereinafter sometimes referred to as the “Bank”).  On August 22, 2012, Sound Financial Bancorp completed a public offering and share exchange as part of the Bank’s conversion from the mutual holding company structure and the elimination of Sound Financial, Inc. and Sound Community MHC (the “Conversion”). Please see Note 3 of the Notes to Consolidated Financial Statements under Item 8 of this report for more information.  All share and per share information in this report for periods prior to the Conversion has been adjusted to reflect the 0.87423:1 exchange ratio on publicly traded shares.

Substantially all of Sound Financial Bancorp’s business is conducted through Sound Community Bank, which until December 28, 2102, was a federal savings bank subject to extensive regulation by the Office of the Comptroller of the Currency (“OCC”).  During October 2012, the Bank filed an application to convert from a federally chartered savings bank to a Washington state-chartered commercial bank.  The charter change was completed on December 28, 2012.  As a Washington commercial bank, the Bank’s regulators are the Washington State Department of Financial Institutions (“WDFI”) and the Federal Deposit Insurance Corporation (“FDIC”).  The Federal Reserve will remain as the primary federal regulator for the Company.  The charter change primarily was undertaken to reduce regulatory examination costs and to move oversight of the Bank to the WDFI, which is focused on local community banks and financial institutions.

Sound Community Bank’s deposits are insured up to applicable limits by the FDIC.  At December 31, 2012, Sound Financial Bancorp had total consolidated assets of $381.0 million, net loans of $322.5 million, deposits of $312.1 million and stockholders’ equity of $43.5 million.  The shares of Sound Financial Bancorp are traded on The NASDAQ Capital Market under the symbol “SFBC.”  Our executive offices are located at 2005 5th Avenue, Suite 200, Seattle, Washington, 98121.

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

Market Area

We serve the Puget Sound region in western Washington, including the Seattle Metropolitan Statistical Area (“MSA”), and Clallam County, Washington through our main office in Seattle and four branch offices, two of which are located in the Seattle MSA and two that are located in Clallam County, west of Puget Sound.  Our main office is located in Seattle in King County, while the Tacoma branch is located in Pierce County, the Mountlake Terrace branch is located in Snohomish County and the Sequim and Port Angeles branches are located in Clallam County.  Based on the most recent branch deposit data provided by the FDIC, our share of deposits in the Seattle MSA was approximately 0.1%.  In Clallam County we have approximately 12.2% of the deposits in that market.  See “– Competition.”

Our market area includes a diverse population of management, professional and sales personnel, office employees, manufacturing and transportation workers, service industry workers and government employees, as well as retired and self-employed individuals.  The population has a skilled work force with a wide range of education levels and ethnic backgrounds.  Major employment sectors include information and communications technology, financial services, manufacturing, maritime, biotechnology, education, health and social services, retail trades, transportation and professional services.  The largest employers headquartered in our market area include Boeing, Microsoft, Costco, Nordstrom, Amazon.com, Starbucks, University of Washington and Weyerhaeuser.

Weak economic conditions and ongoing strains in the financial and housing markets which began in 2008, generally started to improve in 2012 in portions of the United States, including our market area. While the effects during this period presented an unusually challenging environment for banks and their holding companies, including us, trends in housing prices and unemployment are generally improving. For the month of December 2012, the Seattle MSA reported an unemployment rate of 6.2%, as compared to the national average of 7.8%, according to the latest available information from the Bureau of Labor Statistics. Home prices in our markets also improved over the past year. Based on information from Case-Shiller, the average home price in the Seattle MSA increased 8.2% in 2012 from 2011. This compares favorably to the national average home price index increase in 2012 of 6.8%.

King County has the largest population of any county in the state of Washington, covers approximately 2,100 square miles, and is located on the Puget Sound. It has approximately 1.9 million residents and a median household income of approximately $68,000. King County has a diversified economic base with many industries including shipping and transportation (Port of Seattle, Paccar, Inc. and Expeditors International of Washington, Inc.), retail (Amazon.com, Inc., Starbucks Corp. and Nordstrom, Inc.) aerospace (the Boeing Company) and computer technology (Microsoft Corp.) and biotech industries.  Based on information from the Washington Center for Real Estate Research (“WCRER”), the average home price in King County as of September 30, 2012 was $379,900, an 8.5% increase from September 30, 2011 and a 2.6% decrease from September 30, 2010.

Pierce County has the second largest population of any county in the State of Washington, covers approximately 1,700 square miles and is located along western Puget Sound.  It has approximately 795,000 residents and a median household income of approximately $57,000. The Pierce County economy is diversified with the presence of military related government employment (Fort Lewis Army Base and McChord Air Force Base), transportation and shipping employment (Port of Tacoma), and aerospace related employment (Boeing). Based on information from the WCRER the average home price in Pierce County in September 2012 was $204,600, a 14.1% increase from 2011 and a 9.1% decrease from September 30, 2010.

Snohomish County has the third largest population of any county in the state of Washington, covers approximately 2,100 square miles and is located on Puget Sound touching the northern border of King County.  It has approximately 713,000 residents and a median household income of approximately $64,000. The economy of Snohomish County is diversified with the presence of military related government employment (Everett Homeport Naval Base), aerospace related employment (Boeing) and retail trade.  Based on information from the WCRER, the average home price in Snohomish County as of September 30, 2012 was $274,000, a 14.1% increase from 2011 and a 0.4% decrease from September 30, 2010.

Clallam County, with a population of approximately 71,000, is ranked 18th among the counties in the state of Washington.  It is bordered by the Pacific Ocean and the Strait of Juan de Fuca and covers 1,700 square miles, including the westernmost portion of the continental United States.  It has approximately 36,000 households and median household income of approximately $42,000. The economy of Clallam County is primarily manufacturing and shipping. The Sequim Dungeness Valley continues to be a growing retirement location.  Our offices are in Port Angeles and Sequim, the two largest cities in the county.  Based on information from the WCRER the average home price in Clallam County as of September 30, 2012 was $208,300, a 17.6% increase from 2011 and a 6.0% increase from September 30, 2010.

There have been indications over the past year that the U.S. job market, including the job market in our market area, is improving.  Economic conditions in general appear to be stabilizing, as the unemployment rates in our four county market area and the state of Washington have decreased since December 31, 2011, which was consistent with the nation as a whole.  According to the latest available information from the Bureau of Labor Statistics, King and Snohomish Counties reported an unemployment rate of 6.1% and 6.7%, respectively, as of December 2012, which are lower than the state and national unemployment rates of 7.5% and 7.8%, respectively.  The unemployment rates for Clallam and Pierce Counties are above the state and national rates as of December 2012.  The unemployment rate in Clallam County decreased from 10.5% as of December 2011 to 9.9% as of December 2012, while the unemployment rate in Pierce County decreased from 9.3% as of December 2011 to 8.5% as of December 2012.

Lending Activities

The following table presents information concerning the composition of our loan portfolio, including loans held for sale by the type of loan for the dates indicated:

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$95,784	29.09%	$96,305	31.86%	$99,215	33.01%	$107,318	36.63%	$90,863	34.33%
Home equity	35,364	10.74	39,656	13.12	44,829	14.91	50,445	17.22	54,557	20.61
Commercial and multifamily	133,620	40.58	106,016	35.07	93,053	30.96	72,035	24.58	48,730	18.41
Construction and land	25,458	7.72	17,805	5.89	16,650	5.54	10,000	3.41	12,220	4.62
Total real estate loans	290,226	88.13	259,782	85.93	253,747	84.42	239,798	81.84	206,370	77.97

Consumer loans:
Manufactured homes	16,232	4.93	18,444	6.10	20,043	6.67	21,473	7.33	22,723	8.58
Other consumer	8,650	2.63	10,920	3.61	12,110	4.03	13,945	4.76	17,951	6.78
Total consumer loans	24,882	7.56	29,364	9.71	32,153	10.70	35,418	12.09	40,674	15.37

Commercial business loans	14,193	4.31	13,163	4.35	14,678	4.88	17,800	6.07	17,668	6.67

Total loans	329,301	100.00%	302,309	100.00%	300,578	100.00%	293,016	100.00%	264,712	100.00%
Less:
Deferred fees and discounts	832		406		431		334		43
Loans held for sale	1,725		1,807		901		2,857		956
Allowance for loan losses	4,248		4,455		4,436		3,468		1,306
Total loans, net	$322,496		$295,641		$294,810		$286,357		$262,407

The following table shows the composition of our loan portfolio in dollar amounts and in percentages by fixed and adjustable rate loans for the dates indicated:

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Fixed- rate loans:	(Dollars in thousands)
Real estate loans:
One- to four-family(1)	$80,745	24.52%	$79,952	26.45%	$80,831	26.89%	$88,201	30.10%	$72,439	27.37%
Home equity	9,605	2.92	9,276	3.07	10,294	3.42	12,009	4.10	15,613	5.90
Commercial and multifamily	76,957	23.37	45,034	14.90	40,491	13.47	27,373	9.34	26,035	9.84
Construction and land	22,346	6.79	17,458	5.77	10,907	3.63	9,453	3.23	10,323	3.90
Total real estate loans	189,653	57.59	151,720	50.19	142,523	47.41	137,036	46.77	124,410	47.01

Manufactured homes	16,232	4.93	18,444	6.10	20,043	6.67	21,473	7.33	22,723	8.58
Other consumer	7,767	2.36	9,730	3.22	10,772	3.58	12,372	4.22	16,248	6.14
Commercial business	9,268	2.81	8,041	2.66	8,293	2.76	11,157	3.80	7,551	2.85
Total fixed-rate loans	222,920	67.69	187,935	62.17	181,631	60.43	182,038	62.13	170,932	64.58

Adjustable- rate loans:
Real estate loans:
One- to four-family	15,039	4.57	16,353	5.41	18,384	6.11	19,117	6.52	18,424	6.96
Home equity	25,759	7.82	30,380	10.05	34,535	11.49	38,436	13.12	38,944	14.71
Commercial and multifamily	56,663	17.21	60,982	20.17	52,562	17.49	44,662	15.24	22,695	8.57
Construction and land	3,112	0.95	347	0.11	5,743	1.91	547	0.19	1,897	0.72
Total real estate loans	100,573	30.54	108,062	35.75	111,224	37.00	102,762	35.07	81,960	30.96

Other consumer	883	0.27	1,190	0.39	1,338	0.45	1,573	0.54	1,703	0.64
Commercial business	5,539	1.50	5,122	1.69	6,385	2.12	6,643	2.27	10,117	3.82
Total adjustable-rate loans	106,381	32.31	114,374	37.83	118,947	39.57	110,978	37.87	93,780	35.42

Total loans	329,301	100.00%	302,309	100.00%	300,578	100.00%	293,016	100.00%	$264,712	100.00%
Less:
Deferred fees and discounts	832		406		431		334		43
Loans held for sale	1,725		1,807		901		2,857		956
Allowance for loan losses	4,248		4,455		4,436		3,468		1,306
Total loans, net	$322,496		$295,641		$294,810		$286,357		$262,407
___________________________
(1) Includes 30-year loans with a one-time rate adjustment five to seven years after origination, which at December 31, 2012, totaled $25.8 million, or 31.97% of our fixed-rate one-to-four-family mortgages.

The following table illustrates the contractual maturity of our loan portfolio at December 31, 2012.  Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The total amount of loans due after December 31, 2013, which have predetermined interest rates, is $203.6 million, while the total amount of loans due after such date, which have floating or adjustable interest rates, is $102.3 million.  The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate Mortgage
	One- to Four-		Home Equity		Commercial and		Construction						Commercial
	Family		Loans		Multifamily		and Land		Manufactured Homes		Other Consumer		Business		Total(1)
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
2013(2)	$6,631	4.47%	$363	5.66%	$2,766	5.56%	$10,902	5.45%	$18	7.72%	$401	5.11%	$3,992	5.05%	$25,073	5.14%
2014	2,572	6.65	117	5.69	4,192	5.10	3,015	5.88	209	7.46	770	6.40	2,520	5.69	13,395	5.80
2015	5,324	5.42	562	5.73	7,574	5.66	3,186	5.12	205	7.18	406	6.00	669	4.75	17,926	5.48
2016	5,318	6.63	1,649	5.11	796	6.67	1,606	5.76	157	7.80	732	6.12	1,490	6.30	11,748	6.24
2017 to 2019	6,926	5.09	14,246	5.06	19,632	6.12	2,072	6.49	1,902	8.03	1,309	6.40	2,445	5.57	48,532	5.73
2020 to 2023	5,708	4.83	13,389	6.13	85,359	5.32	2,260	7.14	5,129	9.14	1,302	6.66	1,419	5.35	114,566	5.61
2024 to 2027	10,610	4.50	910	6.62	4,886	4.66	1,510	7.12	6,183	7.68	1,102	6.53	1,006	6.19	26,207	5.65
2018 and following	52,695	4.70	4,128	6.37	8,415	6.28	907	6.81	2,429	7.32	2,628	9.51	652	3.25	71,854	5.26
Total	$95,784	4.90%	$35,364	5.68%	$133,620	5.50%	$25,458	5.86%	$16,232	8.12%	$8,650	7.30%	$14,193	5.40%	$329,301	5.54%
___________________________________________
(1)  Excludes deferred fees and discounts of $832,000.
(2)  Includes demand loans, loans having no stated maturity, overdraft loans and loans held for sale.

Lending Authority.  Our President and Chief Executive Officer may approve unsecured loans up to $500,000 and all types of secured loans up to $1.5 million.  Our Executive Vice President and Chief Credit Officer may approve secured loans up to $750,000 and unsecured loans up to $250,000.  Any loans over the President and Chief Executive Officer’s lending authority or loans otherwise outside our general underwriting guidelines must be approved by the Board Loan Committee.

Largest Borrowing Relationships. At December 31, 2012, the maximum amount under federal law that we could lend to any one borrower and the borrower’s related entities was approximately $6.5 million.  Our five largest relationships totaled $19.2 million in the aggregate, or 5.9% of our $326.7 million gross loan portfolio, at December 31, 2012.  The largest relationship consists of a $4.5 million line of credit to a business collateralized by the borrower’s accounts receivable, inventory and equipment.  The total credit facility to this borrower is $15.0 million and there are two other participating financial institutions.  The next four largest lending relationships at December 31, 2012, were: $4.0 million in loans to commonly owned businesses collateralized by commercial real estate; a $3.9 million loan collateralized by multifamily real estate; a $3.5 million construction line of credit to a business secured by multifamily real estate; and a $3.3 million loan collateralized by commercial real estate.  At December 31, 2012, we had one other lending relationship that exceeded $3.0 million.  All of the loans in these lending relationships were performing in accordance with their repayment terms as of December 31, 2012.

One- to Four-Family Real Estate Lending.  One of our primary lending activities is the origination of loans secured by first mortgages on one- to four-family residences, substantially all of which are secured by property located in our geographic lending area.  We originate both fixed-rate and adjustable-rate loans. Over the past two years, the overwhelming majority of our one- to four-family loan originations were fixed rate.

Most of our loans are written using generally accepted underwriting guidelines, and are readily saleable to Fannie Mae or other private investors.  A portion of the one- to four-family loans we originate are retained in our portfolio while the majority are sold into the secondary market to Fannie Mae, with servicing retained for continued customer contact, relationship building and to increase non-interest income.  The sale of mortgage loans provides a source of non-interest income through the gain on sale, reduces our interest rate risk, provides a stream of servicing income, enhances liquidity and enables us to originate more loans at our current capital level than if we held them in portfolio.  We are currently selling all our conforming fixed-rate loans, on a servicing retained basis.   Our pricing strategy for mortgage loans includes establishing interest rates that are competitive with other local financial institutions and consistent with our internal asset and liability management objectives.  During the year ended December 31, 2012, we originated $107.2 million of one- to four-family fixed-rate mortgage loans and no one- to four-family adjustable rate mortgage (“ARM”) loans.  See “- Loan Originations, Purchases, Sales, Repayments and Servicing.”  At December 31, 2012, one- to four-family residential mortgage loans (including $1.7 million of loans held for sale) totaled $95.8 million, or 29.1%, of our gross loan portfolio, of which $80.7 million were fixed-rate loans and $15.1 million were ARM loans, compared to $96.3 million (including $1.8 million of loans held for sale), or 31.9% of our gross loan portfolio as of December 31, 2011, of which $80.0 million were fixed-rate loans and $16.3 million were ARM loans.

Substantially all of the one- to four-family residential mortgage loans we retain in our portfolio consist of loans that are "non-conforming" because they do not satisfy acreage limits, income, credit, conforming loan limits (i.e., jumbo mortgages) or various other requirements imposed by Fannie Mae.  Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Fannie Mae credit requirements because of personal and financial reasons (i.e., divorce, bankruptcy, length of time employed, etc.), and other aspects, which do not conform to Fannie Mae's guidelines.  Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements.  We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans.  We believe that these loans satisfy a need for borrowers in our market area.  As a result, subject to market conditions, we intend to continue to originate these types of loans.

We generally underwrite our one- to four-family loans based on the applicant’s employment and credit history and the appraised value of the subject property.  We generally lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family first mortgage loans and non-owner occupied first mortgage loans.  At December 31, 2012, we had $7.9 million of non-owner occupied first mortgage loans.  For first mortgage loans with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance in order to reduce our exposure to 80% or charge a higher interest rate.  Properties securing our one- to four-family loans are generally appraised by independent fee appraisers who are selected in accordance with criteria approved by the Board of Directors.  For loans that are less than $250,000, we may use an automated valuation model developed by Freddie Mac, called the Home Value Estimator, in lieu of an appraisal.  We generally require title insurance policies on all first mortgage real estate loans originated.  Homeowners, liability, fire and, if required, flood insurance policies are also required for one-to four-family loans. Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.  The average size of our one- to four-family residential loans was approximately $210,000 at December 31, 2012.

Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years; however, at December 31, 2012 we had $1.7 million of one- to four-family loans with an original contractual maturity of 40 years which were originated prior to 2009.  All of these loans are fully amortizing, with payments due monthly.  Our portfolio of fixed-rate loans also includes $25.6 million of loans with an initial seven year term and a 30-year amortization period with a borrower refinancing option at a fixed rate at the end of the initial term as long as the loan has met certain performance criterion.  In addition, prior to 2012 we originated for portfolio five and seven year balloon reset loans (which are loans that are originated with a fixed interest rate for the initial five or seven years, and thereafter incur one interest rate change based on current market interest rates in which the new rate remains in effect for the remainder of the loan term) based on a 30-year amortization period.

ARM loans are offered with annual adjustments and life-time rate caps that vary based on the product, generally with a maximum annual rate change of 2.0% and a maximum overall rate change of 6.0%.  We generally use the rate on one-year Treasury Bills to re-price our ARM loans, however, $7.8 million of our ARM loans are to employees that re-price annually based on a margin of 1% over our average 12 month cost of funds.  As a consequence of using caps, the interest rates on ARM loans may not be as rate sensitive as our cost of funds.  Furthermore, because loan indexes may not respond perfectly to changes in market interest rates, upward adjustments on loans may occur more slowly than increases in our cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates.  Because of these characteristics, yields on ARM loans may not be sufficient to offset increases in our cost of funds.

ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment rises, which increases the potential for default.  The majority of these loans have been originated within the past several years, when rates were historically low.  We intend to expand our fully amortizing ARM loans, by offering ARM loans having a fixed interest rate for the first one, three, five, or seven years, followed by a periodic adjustable interest rate for the remaining term.  Given the recent market environment, however, the production of ARM loans has been substantially reduced because borrowers favor fixed rate mortgages.

Home Equity Lending.  We originate home equity loans that consist of fixed-rate loans and variable-rate lines of credit.  We originate home equity loans in amounts of up to 80% of the value of the collateral, minus any senior liens on the property; however, prior to 2010 we originated home equity loans in amounts of up to 100% of the value of the collateral, minus any senior liens on the property.  Home equity lines of credit are typically originated for up to $250,000 with an adjustable rate of interest, based on the one-year Treasury Bill rate plus a margin.  Home equity lines of credit generally have up to a twelve-year draw period, during which time the funds may be paid down and redrawn up to the committed amount.  Once the draw period has lapsed, the payment is amortized over a twelve-year period based on the loan balance at that time.  We charge a $50 annual fee on each outstanding home equity line of credit and require monthly interest-only payments on the entire drawn amount during the draw period.  At December 31, 2012, home equity loans totaled $35.4 million, or 10.7% of our gross loan portfolio compared to 39.7 million, or 13.1% of our gross loan portfolio at December 31, 2011.  Home equity lines of credit at December 31, 2012 totaled $25.8 million, or 7.8% of our gross loan portfolio, compared to $30.3 million, or 10.1% of our gross loan portfolio as of December 31, 2011.  At December 31, 2012, unfunded commitments on home equity lines of credit totaled $13.4 million.

Our fixed-rate home equity loans are originated in amounts, together with the amount of the existing first mortgage, of up to 90% of the appraised value of the subject property.  These loans may have terms of up to 20 years and are fully amortizing.  At December 31, 2012, fixed-rate home equity loans totaled $9.6 million, or 2.9% of our gross loan portfolio, compared to $9.3 million, or 3.1% of our gross loan portfolio as of December 31, 2011.

Commercial and Multifamily Real Estate Lending.  We offer a variety of commercial and multifamily loans.  Most of these loans are secured by commercial income producing properties, including retail centers, multifamily apartment buildings, warehouses, and office buildings located in our market area.  At December 31, 2012, commercial and multifamily loans totaled $133.6 million, or 40.6% of our gross loan portfolio, compared to $106.0 million, or 35.1% of our gross loan portfolio as of December 31, 2011.

Loans secured by commercial and multifamily real estate are generally originated with a variable interest rate, fixed for a five to ten-year term and a 20- to 25-year amortization period.  At the end of the initial term, there is a balloon payment or the loan re-prices based on an independent index plus a margin of 1% to 4% for another five years.  Loan-to-value ratios on our commercial and multifamily loans typically do not exceed 80% of the lower of cost or appraised value of the property securing the loan at origination.

Loans secured by commercial and multifamily real estate are generally underwritten based on the net operating income of the property, quality and location of the real estate, the credit history and financial strength of the borrower and the quality of management involved with the property.  The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt plus an additional coverage requirement.  We generally impose a minimum debt coverage ratio of approximately 1.20 for originated loans secured by income producing commercial properties. If the borrower is other than an individual, we generally require the personal guaranty of the borrower. We also generally require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt.  Appraisals on properties securing commercial and multifamily loans are performed by independent state certified licensed fee appraisers and approved by the Board Loan Committee. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is required to provide, at a minimum, annual financial information.  From time to time we also acquire participation interests in commercial and multifamily loans originated by other financial institutions secured by properties located in our market area.  On a case by case basis, we will consider loan participations where the collateral is located outside of our market area. At December 31, 2012, we held $3.2 million in commercial and multifamily loan participations secured by property located in Renton, WA, Gresham, OR and Billings, MT.

Historically, loans secured by commercial and multifamily properties generally involve different credit risks than one- to four-family properties.  These loans typically involve larger balances to single borrowers or groups of related borrowers.  Because payments on loans secured by commercial and multifamily properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.  Commercial and multifamily loans also expose a lender to greater credit risk than loans secured by one-to four-family because the collateral securing these loans typically cannot be sold as easily as one-to four-family.  In addition, most of our commercial and multifamily loans are not fully amortizing and contain large balloon payments upon maturity.  Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.  Our largest single commercial and multifamily borrowing relationship at December 31, 2012, totaled $4.0 million and is collateralized by four commercial real estate notes.  At December 31, 2012, these loans were performing in accordance with its repayment terms.

The following table displays information on commercial and multifamily loans by type at December 31, 2012 and 2011:

	2012		2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Multifamily residential	$43,048	32.22%	$39,233	37.01%
Warehouses	21,925	16.41	14,113	13.31
Office buildings	9,456	7.08	8,491	8.01
Mobile Home Parks	6,427	4.81	1,605	1.51
Gas station / Convenience store	5,827	4.36	7,918	7.47
Other non-owner occupied commercial real estate	31,358	23.47	18,230	17.20
Other owner-occupied commercial real estate	15,579	11.65	16,426	15.49
Total	$133,620	100.00%	$106,016	100.00%

Construction and Land Lending. We originate construction loans secured by single-family residences and commercial and multifamily real estate.  We also originate land and lot loans, which are secured by raw land or developed lots on which the borrower intends to build a residence, and land acquisition and development loans.  At December 31, 2012, our construction and land loans totaled $25.5 million, or 7.7% of our gross loan portfolio, compared to $17.8 million, or 5.9% of our gross loan portfolio at December 31, 2011.  At December 31, 2012, unfunded construction loan commitments totaled $13.7 million.

Construction loans to individuals and contractors for the construction and acquisition of personal residences totaled $8.2 million, or 32.4% of our construction and land portfolio at December 31, 2012.  We originate these loans whether or not the collateral property underlying the loan is under contract for sale.  At December 31, 2012, construction loans to contractors for homes that were not pre-sold totaled $4.7 million.

The composition of, and location of underlying collateral securing, our construction and land loan portfolio including loan commitments at December 31, 2012 was as follows:

Type	Olympic Peninsula	Puget Sound	Other	Total
	(In thousands)
Commercial and multifamily construction	$-	$5,882	$-	$5,882
Residential construction	323	3,155	61	3,539
Land and lot loans	6,456	1,834	3,049	11,339
Speculative residential construction	-	2,806	1,892	4,698
Total	$6,779	$13,677	$5,002	$25,458

The composition of, and location of underlying collateral securing, our construction and land loan portfolio including loan commitments at December 31, 2011 was as follows:

Type	Olympic Peninsula	Puget Sound	Other	Total
	(In thousands)
Commercial and multifamily construction	$-	$584	$66	$650
Residential construction	2,359	3,035	-	5,394
Land and lot loans	7,072	1,849	956	9,877
Speculative residential construction	130	1,754	-	1,884
Total	$9,561	$7,222	$1,022	$17,805

Our residential construction loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months.  At the end of the construction phase, the construction loan generally either converts to a longer term mortgage loan or is paid off through a permanent loan from another lender.  Residential construction loans are made up to the lesser of a maximum loan-to-value ratio of 100% of cost or 80% of appraised value at completion; however, we generally do not originate construction loans which exceed these limits without securing adequate private mortgage insurance or other form of credit enhancement to mitigate the higher loan to value.

At December 31, 2012, our largest residential construction loan commitment was for $3.0 million, of which $2.4 million had been disbursed.  This loan was performing according to its repayment terms.  The average outstanding residential construction loan balance was approximately $391,000 at December 31, 2012. Before making a commitment to fund a residential construction loan, we require an appraisal of the subject property by an independent licensed appraiser.  During the construction phase, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses.  Typically, disbursements are made in monthly draws during the construction period. Loan proceeds are disbursed after inspection based on the percentage of completion method. We also require general liability, builder’s risk hazard insurance, title insurance, and flood insurance (as applicable, for properties located or to be built in a designated flood hazard area) on all construction loans.

We also originate developed lot and land loans to individuals intending to construct in the future a residence on the property.  We will generally originate these loans in an amount up to 75% of the lower of the purchase price or appraisal.  These lot and land loans are secured by a first lien on the property and have a fixed rate of interest with a maximum amortization of 20 years. At December 31, 2012, lot and land loans totaled $11.3 million, or 44.5% of our construction and land portfolio.

We make land acquisition and development loans to experienced builders or residential lot developers in our market area.  The maximum loan-to-value limit applicable to these loans is generally 75% of the appraised market value upon completion of the project.  We do not require any cash equity from the borrower if there is sufficient equity in the land being used as collateral.  Development plans are required from developers prior to making the loan.  Our loan officers are required to personally visit the proposed site of the development and the sites of competing developments.  We require that developers maintain adequate insurance coverage.  Land acquisition and development loans generally are originated with a loan term up to 24 months, have adjustable rates of interest based on the Wall Street Journal Prime Rate and require interest only payment during the term of the loan.  Development loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant.  We also require these loans to be paid on an accelerated basis as the lots are sold, so that we are repaid before all the lots are sold.  At December 31, 2012, we had $1.6 million in land acquisition and development loans.  At December 31, 2012 our largest land acquisition and development loan consisted of a $909,000 loan, secured by single family residential lots located in our market area.  At December 31, 2012, this loan was performing in accordance with its repayment terms.

We also offer commercial and multifamily construction loans.  These loans are underwritten with terms similar to our permanent commercial real estate loans with special construction financing for up to 12 months under terms similar to our residential construction loans.  At December 31, 2012, commercial and multifamily construction loans totaled $5.9 million, or 23.1% of our construction and land portfolio.

Construction and land financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions.  If the estimate of construction costs is inaccurate, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property and may have to hold the property for an indeterminate period of time.  Additionally, if the estimate of value is inaccurate, we may be confronted with a project that, when completed, has a value that is insufficient to generate full payment.  Land loans also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  The value of the lots securing our loans may be affected by the success of the development in which they are located.  As a result, construction loans and land loans often involve the disbursement of funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest.  The nature of these loans is also such that they are generally more difficult to monitor.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk than construction loans to individuals on their personal residences.

Consumer Lending.  We offer a variety of secured consumer loans, including new and used manufactured homes, floating homes, automobiles, boats and recreational vehicle loans, and loans secured by savings deposits.  We also offer unsecured consumer loans.  We originate our consumer loans primarily in our market area.  All of our consumer loans are originated on a direct basis.

We originate new and used manufactured home loans to borrowers who intend to use the home as a primary residence.  The yields on these loans are higher than that on our other residential lending products and the portfolio has performed reasonably well with an acceptable level of risk and loss in exchange for the higher yield. Our weighted average yield on manufactured home loans at December 31, 2012 was 8.1%, compared to 5.0% for one- to four-family mortgages, excluding loans held for sale.  At December 31, 2012, these loans totaled $16.2 million, or 65.2% of our consumer loans and 4.9% of our gross loan portfolio.  For used manufactured homes, loans are generally made for up to 90% of the lesser of the appraised value or purchase price up to $200,000, and with terms typically up to 20 years.  On new manufactured homes, loans are generally made for up to 80% of the lesser of the appraised value or purchase price up to $200,000, and with terms typically up to 20 years.  We generally charge a 1% fee at origination.  We underwrite these loans based on our review of creditworthiness of the borrower, including credit scores, and the value of the collateral, for which we hold a security interest under Washington law.

Manufactured home loans are higher risk than loans secured by residential real property, though this risk is reduced if the owner also owns the land on which the home is located.  A small portion of our manufactured home loans involve properties on which we also have financed the land for the owner.  The primary additional risk in manufactured home loans is the difficulty in obtaining adequate value for the collateral due to the cost and limited ability to move the collateral.  These loans tend to be made to retired individuals and first-time homebuyers.  First-time homebuyers of manufactured homes tend to be a higher credit risk than first-time homebuyers of single family residences, due to more limited financial resources.  As a result, these loans have a higher probability of default, higher delinquency rates and greater servicing and collateral recovery costs than single family residential loans and other types of consumer loans.  We take into account this additional risk as a component of our allowance for loan losses methodology.  We attempt to work out delinquent loans with the borrower and, if that is not successful, any repossessed manufactured homes are repossessed and sold.  At December 31, 2012, there was one nonperforming manufactured home loan for $29,000 and we held five manufactured homes valued at $112,000 in our other real estate owned (“OREO”) and repossessed assets portfolio.

We make loans on new and used automobiles.  Our automobile loan portfolio totaled $1.3 million at December 31, 2012, or 5.2% of our consumer loan portfolio and 0.4% of our gross loan portfolio.  Automobile loans may be written for a term of up to 84 months and have fixed rates of interest.  Loan-to-value ratios are up to 100% of the lesser of the purchase price or the National Automobile Dealers Association value for auto loans, including tax, licenses, title and mechanical breakdown and gap insurance.  We follow our internal underwriting guidelines in evaluating automobile loans, including credit scoring, verification of employment, reviewing debt to income ratios and valuation of the underlying collateral.

Our consumer loans also include loans secured by new and used boats, floating homes, motorcycles and recreational vehicles, loans secured by deposits and unsecured consumer loans, all of which, at December 31, 2012, totaled $5.8 million or 23.4% of our consumer loan portfolio and 1.8% of our gross loan portfolio.  Loans secured by boats, floating homes, motorcycles and recreational vehicles typically have terms from five to thirty years depending on the collateral and loan-to-value ratios up to 90%.  These loans may be made with fixed or adjustable interest rates.  Our unsecured consumer loans have either a fixed rate of interest generally for a maximum term of 48 months, or are revolving lines of credit of generally up to $50,000.  At December 31, 2012, unfunded commitments on our unsecured consumer lines of credit totaled $2.2 million, and the average outstanding balance on these lines was less than $1,000.

Consumer loans (other than our manufactured and floating homes) generally have shorter terms to maturity, which reduces our exposure to changes in interest rates.  In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Consumer loans generally entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as manufactured homes, automobiles, boats and recreational vehicles.  In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Commercial Business Lending.  At December 31, 2012, commercial business loans totaled $14.2 million, or 4.3% of our gross loan portfolio, compared to $13.2 million, or 4.4% of our gross loan portfolio at December 31, 2011.  Substantially all of our commercial business loans have been to borrowers in our market area.  Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance commercial vehicles and equipment.  Approximately $989,000 of our commercial business loans at December 31, 2012 were unsecured.  Our commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower.  Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis.  We generally require personal guarantees on both our secured and unsecured commercial business loans.  Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage loans.

Our interest rates on commercial business loans are dependent on the type of lending.  Our secured commercial business loans typically have a loan to value ratio of up to 80% and are term loans ranging from three to seven years.  Secured commercial business term loans generally have a fixed rated based on the FHLB amortizing rate.  In addition, we typically charge loan fees of 1% to 2% of the principal amount at origination, depending on the credit quality and account relationships of the borrower.  Business lines of credit are usually adjustable-rate and are based on the prime rate as reported in the West Coast edition of the Wall Street Journal plus 1% to 3%, and are generally originated with both a floor and ceiling to the interest rate.  Our business lines of credit have terms ranging from 12 months to 24 months and provide for interest-only monthly payments during the term.

Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The borrowers’ cash flow may be unpredictable, and collateral securing these loans may fluctuate in value.  Most often, this collateral is accounts receivable, inventory, equipment or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the specific type of business and equipment used.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions).

Loan Originations, Purchases, Sales, Repayments and Servicing

We originate both fixed-rate and adjustable-rate loans.  Our ability to originate loans, however, is dependent upon customer demand for loans in our market area.  Over the past few years, we have continued to originate residential and consumer loans, and increased our emphasis on commercial and multifamily, construction and land, and commercial business lending.  Demand is affected by competition and the interest rate environment.  During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States.  In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income.  As a result, from time to time we will purchase whole loans or enter into loan participations with other financial institutions.  In, 2012 and 2011, we engaged in commercial loan participations with another financial institution in the amount of $4.5 million and $3.4 million, respectively and purchased no whole loans during these years.  We underwrite loan purchases and participations to the same standards as an internally-originated loan.

We do not actively engage in originating “alt A” loans, interest-only, option adjustable rate or subprime loans and have no established program to originate or purchase these loans.  Through our normal lending practices, we held in our loan portfolio at December 31, 2012, $4.1 million of interest only loans, representing 1.3% of our total loan portfolio, and $18.8 million in loans identified as subprime at the time loan origination, representing 5.7% of our total loan portfolio, and no alt A or option adjustable rate loans.   Subprime loans are defined by bank regulators as loans that at the time of loan origination had a FICO credit score of less than 660.  At the time of loan origination or modification, our subprime borrowers had an average FICO score of 631.  We obtain updated FICO scores on all our borrowers semi-annually and based on this updated score, at December 31 2012, $12.6 million or 3.8% of our total loan portfolio would be deemed subprime. As of December 31, 2012, our subprime portfolio, based on the FICO score at the time of loan origination or modification, included approximately $11.1 million in one- to four-family mortgage loans (of which $3.0 million were adjustable rate), $5.1 million in home equity loans (of which $4.2 million were adjustable rate), $2.2 million in manufactured home loans (none of which were adjustable rate) and $435,000 in other types of consumer loans (of which $158,000 were adjustable rate).  Approximately 72.6% of these subprime loans were originated prior to 2009, and these loans are managed in the ordinary course of business. We do not believe subprime lending to be a material part of our business.

In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services.

We also sell whole one-to four-family loans without recourse to Fannie Mae, subject to a provision for repurchase upon breach of representation, warranty or covenant.  These loans are fixed-rate mortgages, which primarily are sold to improve our interest rate risk.  These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer.  These sales allow for a servicing fee on loans when the servicing is retained by us.  Most one- to four-family loans sold by us are sold with servicing retained.  There were three loans repurchased from Fannie Mae totaling $440,000 in 2012 and none repurchased in 2011.  We earned mortgage servicing income of $550,000 and $418,000, respectively, for the years ended December 31, 2012 and 2011.  In November 2009, we acquired a $340.1 million loan servicing portfolio from Leader Financial Services.  These loans are 100% owned by Fannie Mae and are subserviced under an agreement with a third party loan servicer who performs all servicing including payment processing, reporting and collections.  At December 31, 2012, we were servicing a $365.7 million portfolio of residential mortgage loans for Fannie Mae.  These mortgage servicing rights are carried at fair value and had a value at December 31, 2012 of $2.3 million.  See Note 7 to the Consolidated Financial Statements.

Sales of whole real estate loans can be beneficial to us since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.  We sold $95.1 million and $53.7 million of loans during the years ended December 31, 2012 and 2011, respectively.  Gains, losses and transfer fees on sales of one-to four-family loans and participations are recognized at the time of the sale.  Our net gain on sales of residential loans for all of 2012 and 2011 was $2.1 million and $501,000, respectively.

The following table shows our loan origination, sale and repayment activities for the periods indicated (includes loans held for sale):

	For the year ended December 31,
	2012	2011	2010
Originations by type:	(In thousands)
Fixed-rate:
One- to four-family	$143,189	$66,883	$73,366
Home equity	4,130	2,715	1,790
Commercial and multifamily	50,202	18,356	18,298
Construction and land	24,417	9,369	6,000
Manufactured home	1,305	1,666	2,144
Other consumer	1,961	2,323	2,525
Commercial business	5,866	7,949	3,272
Total fixed-rate	231,070	109,261	107,395
Adjustable rate:
One- to four-family (1)	-	-	483
Home equity	-	1,254	1,157
Commercial and multifamily	22,821	17,454	17,698
Construction and land	2,280	943	190
Other consumer	24	106	26
Commercial business	1,979	3,258	3,146
Total adjustable-rate	27,104	23,015	22,700
Total loans originated	258,174	132,276	130,095
Purchases by type:
Commercial and multifamily	-	-	3,400
Commercial business	4,500	-	-
Total loans purchased	4,500	-	3,400
Sales and Repayments:
One- to four-family	95,055	53,684	61,908
Total loans sold	95,055	53,684	61,908
Total principal repayments	140,764	76,861	64,025
Total reductions	235,819	130,545	125,933
Net increase	$26,855	$1,731	$7,562
__________________________
(1)	These loans include $0, $0 and $483,000 of adjustable rate mortgage loan originations to employees at December 31, 2012, 2011 and 2010, respectively.

The increase in originations in 2012 compared to 2011 and 2010, particularly in one-to four-family real estate loans, was due to an increase in relative demand compared to the prior periods.  The ability of borrowers to refinance their existing first mortgage loans was positively impacted by the economic environment, the housing market and market interest rates and the rate of unemployment both in our markets and nationwide.  The Bank also hired two additional lenders in 2012 in order to increase loan production.

Asset Quality

When a borrower fails to make a required payment on a one-to four-family loan, we attempt to cure the delinquency by contacting the borrower.  In the case of loans secured by a one-to four-family property, a late notice typically is sent 15 days after the due date, and the borrower is contacted by phone within 30 days after the due date.  Generally, a delinquency letter is mailed to the borrower.  All delinquent accounts are reviewed by a loan account executive or branch manager who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due.  If the account becomes 60 days delinquent and an acceptable repayment plan has not been agreed upon, we generally refer the account to legal counsel with instructions to prepare a notice of intent to foreclose.  The notice of intent to foreclose allows the borrower up to 30 days to bring the account current.  If foreclosed, typically we take title to the property and sell it directly through a real estate broker.

Delinquent consumer loans, as well as delinquent home equity loans and lines of credit, are handled in a similar manner to one-to four-family loans, except that appropriate action may be taken to collect any loan payment that is delinquent for more than 15 days.  Once the loan is 90 days past due, it is classified as nonaccrual.  Generally, credits are charged-off at 120 days past due, unless the Collections Department provides support for continuing its collection efforts.  Our procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by us that it would be beneficial from a cost basis.

Delinquent loans are initially handled by the loan officer in charge of the loan, who is responsible for contacting the borrower.  The Collections Department also works with the loan officers to see that the necessary steps are taken to collect delinquent loans.  In addition, management meets with all of the loan officers weekly and reviews past due and classified loans, as well as other loans that management feels may present possible collection problems, which are reported to the board on a quarterly basis.  If an acceptable workout of a delinquent loan cannot be agreed upon, we generally initiate foreclosure or repossession proceedings on any collateral securing the loan.

Delinquent Loans.  The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2012:

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
One- to four- family	4	$572	0.60%	7	$917	0.96%	11	$1,489	1.55%
Home equity	5	364	1.03	6	332	0.94	11	696	1.97
Construction and land	-	-	-	1	471	1.85	1	471	1.85
Manufactured homes	1	2	0.01	-	-	-	1	2	0.01
Other consumer	5	2	0.02	1	1	0.01	6	3	0.03
Commercial business	-	-	-	3	80	0.56	3	80	0.56
Total	15	$940	0.29%	18	$1,801	0.55%	33	$2,741	0.83%

Nonperforming Assets.  The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio.  Loans are placed on nonaccrual status when the collection of principal and/or interest become doubtful or when the loan is more than 90 days past due.  OREO and repossessed assets include assets acquired in settlement of loans. We had no accruing loans 90 days or more delinquent for the periods reported.

	December 31,
	2012	2011	2010	2009	2008
Nonperforming loans(1):	(Dollars in thousands)
One- to four- family	$1,143	$4,401	$2,729	$2,175	$258
Home equity	717	873	517	1,100	340
Commercial and multifamily	1,347	1,219	-	222	471
Construction and land	471	80	-	1,231	59
Manufactured homes	29
Other consumer	8	64	-	19	64
Commercial business	197	-	-	-	60
Total	3,912	6,637	3,246	4,747	1,252

OREO and repossessed assets:
One- to four-family	$1,318	478	1,102	901	1,250
Commercial and multifamily	1,073	2,225	1,302	-	-
Construction and land	-	-	70	115	-
Manufactured homes	112	118
Other consumer	-	-	151	368	284
Commercial business	-	-	-	-	190
Total	2,503	2,821	2,625	1,384	1,724

Total nonperforming assets	$6,415	$9,458	$5,871	$6,131	$2,976
Nonperforming assets as a percentage of total assets	1.68%	2.78%	1.75%	1.81%	1.01%

Performing restructured loans:
One- to four- family	$3,198	$2,508	$2,836	$3,996	$-
Home equity	356	812	967	1,290	-
Commercial and multifamily	776	785	-	708	-
Construction and land	100	-	230	230	-
Manufactured homes	602	-	-	-	-
Other consumer	19	4	15	111	-
Commercial business	564	26	-	174	-
Total	$5,614	$4,135	$4,048	$6,509	$-
___________________________________
(1) Nonperforming loans include $828,000, $2.8 million and $348,000 in nonperforming troubled debt restructurings as of December 31, 2012, 2011 and 2010, respectively. There were no nonperforming loans as of December 31, 2008.

For the year ended December 31, 2012, gross interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms amounted to $269,000, all of which was excluded from interest income for the year ended December 31, 2012.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition at December 31, 2012 Compared to December 31, 2011 -- Delinquencies and Nonperforming Assets” for more information on troubled assets.

Troubled Debt Restructured Loans.  Troubled debt restructurings, which are accounted for under Accounting Codification Standard (“ASC”) 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans.  Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity.  All troubled debt restructurings are initially classified as impaired, regardless of whether the loan was performing at the time it was restructured.  Once a troubled debt restructuring has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, we remove the troubled debt restructuring from nonperforming status.  At December 31, 2012, we had $5.6 million of loans that were classified as troubled debt restructurings and still on accrual.  Included in nonperforming loans at December 31, 2012 and 2011 were troubled debt restructured loans of $828,000 and $2.8 million, respectively.

OREO and Repossessed Assets.  OREO and repossessed assets include assets acquired in settlement of loans.  At December 31, 2012 OREO and repossessed assets consisted of ten single family residences totaling $1.3 million, one commercial real estate property totaling $1.1 million secured by a  mobile home park consisting of 28 lots and one commercial parcel with a recorded value of $1.1 million located in Spanaway, Washington, and five manufactured homes totaling $112,000.

Other Loans of Concern.   In addition to the nonperforming assets set forth in the table above, as of December 31, 2012, there were 36 loans totaling $2.7 million with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.  These loans have been considered individually in management’s determination of our allowance for loan losses.  The largest loan relationship of concern at December 31, 2012, totaled $219,000 and was secured by single family residence in Clallam County, Washington.  The remaining loans of concern consist of $1.9 million in residential first mortgages, $658,000 in home equity loans, $79,000 in commercial business loans and $50,000 in consumer loans.  Loans of concern had specific loan loss reserves of $199,000 at December 31, 2012.

Classified Assets.  Federal regulations provide for the classification of lower quality loans and other assets (such as other real estate owned and repossessed assets), debt and equity securities considered, as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address specific impairments.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets.  When an insured institution classifies problem assets as a loss, it is required to charge off those assets in the period in which they are deemed uncollectible.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC and, since our conversion to a Washington chartered commercial bank, the WDFI, which can order the establishment of additional loss allowances.  Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. At December 31, 2012 special mention assets, consisting solely of loans, totaled $1.6 million.

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management’s review of our assets, at December 31, 2012, we had classified $11.2 million of our assets as substandard, which represented a variety of outstanding loans, non-agency mortgage backed securities, OREO and repossessed assets.  At that date, we had no assets classified as doubtful or loss.  This total amount of classified assets represented 25.7% of our equity capital and 2.9% of our assets at December 31, 2012.  Classified assets totaled $15.6 million, or 54.3% of our equity capital and 4.6% of our assets at December 31, 2011.

Allowance for Loan Losses.  We maintain an allowance for loan losses to absorb probable loan losses in the loan portfolio.  The allowance is based on ongoing, monthly assessments of the estimated probable incurred losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  Large groups of smaller balance homogeneous loans, such as one-to four-family, small commercial and multifamily, home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions.  More complex loans, such as commercial and multifamily loans and commercial business loans, are evaluated individually for impairment, primarily through the evaluation of the borrower’s net operating income and available cash flow and their possible impact on collateral values.

At December 31, 2012, our allowance for loan losses was $4.2 million, or 1.3% of our total loan portfolio, compared to $4.5 million, or 1.5% of our total loan portfolio in 2011.  Specific valuation reserves totaled $1.0 million and $1.3 million at December 31, 2012 and 2011, respectively.

Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.  In the opinion of management, the allowance, when taken as a whole, properly reflects estimated probable loan losses in our loan portfolio.  See Notes 1 and 6 of the Notes to Consolidated Financial Statements.  The following table sets forth an analysis of our allowance for loan losses at the dates indicated:

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$4,455	$4,436	$3,468	$1,306	$828
Charge-offs:
One-to four-family	2,740	834	843	104	114
Home equity	1,084	1,652	1,291	1,368	62
Commercial and multifamily	503	1,353	940	74	37
Construction and land	222	159	-	-	-
Manufactured homes	152	239	-	-	-
Other consumer	286	255	649	577	505
Commercial business	44	310	221	149	71
Total charge-offs	5,031	4,802	3,944	2,272	789
Recoveries:
One-to four-family	4	11	-	-	2
Home equity	158	10	222	-	-
Commercial and multifamily	83	96	-	22	-
Construction and land	-	-	-	-	-
Manufactured homes	11	8	-	-	-
Other consumer	33	53	38	128	140
Commercial business	10	43	2	9	15
Total recoveries	299	221	262	159	157
Net charge-offs	4,732	4,581	3,682	2,113	632
Additions charged to operations	4,525	4,600	4,650	4,275	1,110
Balance at end of period	$4,248	$4,455	$4,436	$3,468	$1,306
Net charge-offs during the period as a percentage of average loans outstanding during the period	1.55%	1.53%	1.22%	0.75%	0.26%

Net charge-offs during the period as a percentage of average nonperforming assets	35.15%	48.04%	31.22%	46.40%	29.77%

Allowance as a percentage of nonperforming loans	110.88%	67.12%	136.66%	73.06%	104.31%

Allowance as a percentage of total loans (end of period)	1.30%	1.47%	1.48%	1.18%	0.49%

Weak economic conditions and ongoing strains in the financial and housing markets which began in 2008, generally started to improve in 2012 in most major regions of the United States, including our market area. While the effects during this period presented an unusually challenging environment for banks and their holding companies, including us, during 2012 housing prices and unemployment rates are generally improving. Prior to 2012,  our  market area had experienced substantial home price declines, historically low levels of existing home sale activity, high levels of foreclosures and above average unemployment rates negatively affecting  the values of real estate collateral supporting our loans and resulting in increased loan delinquencies and defaults and net charge-offs during these periods.

The increase in our allowance for loan losses as a percentage of nonperforming loans was a result of a decrease in nonperforming loans during the period.  The allowance for loan losses as a percentage of total loans was 1.30% and 1.47% as of December 31, 2012 and 2011, respectively.

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Allocated at end of period to:
One- to four- family	$1,417	29.09%	$1,117	31.86%	$909	33.01%	$589	36.63%	$321	34.33%
Home equity	997	10.74	1,426	13.12	1,380	14.91	2,220	17.22	240	20.61
Commercial and multifamily	492	40.58	969	35.07	659	30.96	220	24.58	153	18.41
Construction and land	217	7.72	105	5.89	205	5.54	-	3.41	55	4.62
Manufactured homes	260	4.93	290	6.10	321	6.67	-	7.33	-	8.58
Other consumer	146	2.63	213	3.61	381	4.03	243	4.76	272	6.78
Commercial business	218	4.31	254	4.35	163	4.88	164	6.07	158	6.67
Unallocated	501	-	81	-	418	-	32	-	107	-
Total	$4,248	100.00%	$4,455	100.00%	$4,436	100.00%	$3,468	100.00%	$1,306	100.00%

Investment Activities

Federal savings banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds.  Subject to various restrictions, federal savings banks may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that the institution is otherwise authorized to make directly.  See “- How We Are Regulated – Sound Community Bank” for a discussion of additional restrictions on our investment activities.

Our Chief Executive Officer and Chief Financial Officer have the responsibility for the management of our investment portfolio, subject to the direction and guidance of the Board of Directors.  These officers consider various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment.  The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

The general objectives of our investment portfolio will be to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.  Our investment quality will emphasize safer investments with the yield on those investments secondary to not taking unnecessary risk with the available funds.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management.”

At December 31, 2012, we owned $2.4 million in Federal Home Loan Bank of Seattle (“FHLB”) stock.  As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB.  Our FHLB stock has a par value of $100, is carried at cost, and is subject to recoverability testing.  The FHLB announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the "FHFA"), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock.  As a result, the FHLB has not paid a dividend since the fourth quarter of 2008.  The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet.  As a result, we have not recorded an impairment on our investment in FHLB stock. However, further deterioration in the FHLB's financial position may result in impairment in the value of those securities.  In addition, on October 25, 2010, the FHLB received a consent order from the FHFA.  The FHLB of Seattle reported, in its Form 10-K for the year ended December 31, 2012, that it continues to address the requirements of the consent order and that, as of December 31, 2012, it met all minimum financial metrics required under the consent order.  Further, the FHLB of Seattle reported that in September, 2012 that the FHFA reclassified the FHLB of Seattle to be adequately capitalized. Any dividends on, or repurchases of, the FHLB of Seattle stock continue to require the consent of the FHFA pursuant to the consent order.  The FHFA recently approved the FHLB of Seattle to repurchase a portion of its stock and $43,000 of FHLB of Seattle stock was purchased from the Bank in September, 2012.  We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated.  At December 31, 2012, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital.

	December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale	(In thousands)
Agency mortgage-backed securities	$20,378	20,127	$53	$59	$54	$61
Non-agency mortgage-backed securities(1)	3,273	2,773	3,939	2,933	5,543	4,480
Total available for sale	23,651	22,900	3,992	2,992	5,597	4,541

FHLB stock	2,401	2,401	2,444	2,444	2,444	2,444
Total securities	$26,052	$25,301	$6,436	$5,436	$8,041	$6,985
________________________
(1)
The non-agency mortgage backed securities have an unrealized loss of $519,000 as of December 31, 2012.  These securities were purchased at a discount in 2008 and 2009.  Each of these securities has performed and paid principal and interest each month as contractually committed.

The composition and maturities of our investment securities portfolio at December 31, 2012, excluding FHLB stock, are as follows:  Federal agency mortgage-backed securities with an amortized cost of $20.4 million and a fair value of $20.1 million and a final maturity greater than ten years and non-agency mortgage-backed securities with an amortized cost of $3.3 million and a fair value of $2.8 million and a final maturity greater than ten years.

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors.  For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI.  If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings.  The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected.

Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI.  The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and the fair value, is recognized as a charge to other comprehensive income.  Impairment losses related to all other factors are presented as separate categories within other comprehensive income.

During the year ended December 31, 2012, we recognized $164,000 of non-cash OTTI charges on four non-agency mortgage-backed securities.  At December 31, 2012, the fair value of these four securities was $2.1 million.  Management concluded that the decline of the estimated fair value below the cost of the securities was other than temporary and recorded this credit loss through non-interest income.  We determined the remaining decline in value was not related to specific credit deterioration.  We do not intend to sell these securities and it is more likely than not that we will not be required to sell the securities before anticipated recovery of the remaining amortized cost basis.  We closely monitor our investment securities for changes in credit risk.  The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them.  Accordingly, if market conditions deteriorate further and we determine our holdings of these or other investment securities are OTTI, our future earnings, shareholders’ equity, regulatory capital and continuing operations could be materially adversely affected.

Sources of Funds

General.  Our sources of funds are primarily deposits (including deposits from public entities), borrowings, payments of principal and interest on loans and investments and funds provided from operations.

Deposits.  We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms.  Our deposits consist of savings accounts, money market deposit accounts, demand accounts and certificates of deposit.  We solicit deposits primarily in our market area; however, at December 31, 2012, approximately 3.6% of our deposits were from persons outside the State of Washington. As of December 31, 2012, core deposits, which we define as our non-time deposit accounts and time deposit accounts less than $250,000, represented approximately 86.5% of total deposits, compared to 89.0% and 91.6% as of December 31, 2011 and December 31, 2010, respectively.  We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits and we expect to continue these practices in the future.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.  The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand.  We have become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious.  We manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors.  Based on our experience, we believe that our deposits are relatively stable sources of funds.  Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

The following table sets forth our deposit flows during the periods indicated:

	For the year ended December 31,
	2012	2011	2010
	(In thousands)
Opening balance	$299,997	$278,494	$287,564
Net deposits (withdrawals)	9,951	19,002	(12,771)
Interest credited	2,135	2,501	3,701
Ending balance	$312,083	$299,997	$278,494

Net increase (decrease)	$12,086	$21,503	$(9,070)

Percent increase (decrease)	4.0%	7.7%	(3.2)%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by us at the dates indicated:

	December 31,
	2012		2011		2010
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
Transaction and Savings Deposits	(Dollars in thousands)
Noninterest-bearing checking	$31,427	10.07%	$26,907	8.97%	$22,148	7.95%
Interest-bearing demand	28,540	9.15	22,332	7.44%	22,186	7.97%
Savings	27,174	8.71	22,092	7.36%	21,598	7.76%
Money market	86,149	27.60	95,029	31.68%	77,257	27.74%
Escrow	3,807	1.22	3,669	1.22%	4,922	1.77%
Total non-certificates	177,097	56.75	170,029	56.68%	148,111	53.18%
Certificates:
Below 1.99%	114,165	36.58	108,604	36.20%	26,132	9.38%
2.00 - 3.99%	17,522	5.61	15,423	5.14%	90,967	32.66%
4.00 - 5.99%	3,299	1.06	5,941	1.98%	13,275	4.77%
6.00 - 7.99%	-	NM	-	NM	9	0.00%
Total certificates	134,986	43.25	129,968	43.32%	130,383	46.82%
Total deposits	$312,083	100.00%	$299,997	100.00%	$278,494	100.00%

Money market account increases were primarily a result of an increased emphasis on new business relationships, customers placing maturing certificate funds into money market accounts in light of the low interest rate environment and a preference in the marketplace for insured deposits over other investments.    Our noninterest-bearing checking, interest-bearing demand and savings account increases were a result of our increased emphasis on attracting these types of accounts.  We require our commercial loan customers to maintain a checking or savings account with us. As our commercial lending business increases, we anticipate increases in transaction and savings deposits from our commercial customers.  We are a public funds depository and as of December 31, 2012, we had $32.4 million in public funds.  These funds consisted of $32.2 million in certificates of deposit, $35,000 in money market accounts and $153,000 in checking accounts at December 31, 2012.  These accounts must be 100% collateralized.  We use agency mortgage-backed securities and letters of credit from the FHLB as collateral for these funds.

The following table shows rate and maturity information for our certificates of deposit at December 31, 2012:

	0.00-1.99%	2.00-3.99%	4.00-5.99%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2013	$28,916	$131	$739	$29,786	22.07%
June 30, 2013	14,184	158	1,192	15,534	11.51
September 30, 2013	5,310	13	392	5,715	4.23
December 31, 2013	21,550	-	891	22,441	16.62
March 31, 2014	15,342	530	72	15,944	11.81
June 30, 2014	13,379	354	-	13,733	10.17
September 30, 2014	1,016	498	-	1,514	1.12
December 31, 2014	6,166	228	-	6,394	4.74
March 31, 2015	1,759	639	-	2,406	1.78
June 30, 2015	1,458	647	-	1,683	1.25
September 30, 2015	598	225	-	949	0.70
December 31, 2015	1,047	351	13	1,699	1.26
Thereafter	3,440	13,748	-	17,188	12.73
Total	$114,165	$17,522	$3,299	$134,986	100.00%
Percent of total	84.58%	12.98%	2.44%	100.00%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2012:

	Maturity
	3 months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
	(Dollars in thousands)
Certificates of deposit less than $100,000	$11,622	$7,377	$11,970	$21,545	$52,514
Certificates of deposit of $100,000 or more	18,164	8,157	16,187	39,964	82,472
Total certificates of deposit	$29,786	$15,534	$28,157	$61,509	$134,986

Borrowings.  Although deposits are our primary source of funds, we may utilize borrowings as a cost-effective source of funds when they can be invested at a positive interest rate spread, for additional capacity to fund loan demand, or to meet our asset/liability management goals.  Our borrowings currently consist of advances from the FHLB.  See Note 11 of the Notes to Consolidated Financial Statements.

We are a member of and obtain advances from the FHLB, which is part of the Federal Home Loan Bank System.  The twelve regional Federal Home Loan Banks provide a central credit facility for their member institutions.  These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing.  We have entered into a loan agreement with the FHLB pursuant to which Sound Community Bank may borrow up to approximately 35% of its total assets, secured by a blanket pledge on a portion of our residential mortgage portfolio including one- to four family first and second mortgage loans, and commercial and multifamily loans.  Based on eligible collateral, the total amount available under this agreement as of December 31, 2012 was $90.7 million.  At the same date, we had $21.9 million in FHLB advances outstanding, which had maturities between zero and six years.  At December 31, 2012, we had $37.3 million in one- to four- family and commercial and multifamily loans and mortgage-backed securities available to serve as collateral for additional advances.

We plan to rely in part on long-term FHLB advances to fund asset and loan growth.  We also use short-term advances to meet short term liquidity needs.  We are required to own stock in the FHLB based on the amount of our advances.

We also from time to time borrow from the Federal Reserve Bank of San Francisco’s “discount window” for overnight liquidity needs.  In 2012 and 2011, we did not borrow from the discount window.

The following table sets forth the maximum balance and average balance of borrowings for the periods indicated:

	For the year ended December 31,
	2012	2011	2010
Maximum balance:	(Dollars in thousands)
FHLB advances	$21,864	$24,596	$33,550
Federal Reserve Bank advances	$-	$-	$2,400

Average balances:
FHLB advances	$8,901	$14,249	$23,478
Federal Reserve Bank advances	$-	$-	$66

Weighted average interest rate:
FHLB advances	2.02%	1.97%	2.52%
Federal Reserve Bank advances	NM	NM	0.50%

The following table sets forth certain information about our borrowings at the dates indicated:

	December 31,
	2012	2011	2010
	(Dollars in thousands)
FHLB advances	$21,864	$8,506	$24,849
Federal Reserve Bank advances	$-	$-	$-

Weighted average interest rate:
FHLB advances	1.12%	2.17%	1.86%
Federal Reserve Bank advances	NM	NM	0.50%

Subsidiary and Other Activities

Sound Financial Bancorp has one subsidiary, Sound Community Bank.  Sound Community Bank has one subsidiary, which is currently inactive.  Our capital investment in the inactive subsidiary as of December 31, 2012 was $2,000.

Competition

We face strong competition in attracting deposits and originating loans.  Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions, life insurance companies and mortgage brokers.  Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.  Commercial business competition is primarily from local commercial banks, but other savings banks and credit unions also compete for this business.  We compete by consistently delivering high-quality, personal service to our customers which results in a high level of customer satisfaction.

Our market area has a high concentration of financial institutions, many of which are branches of large money center and regional banks that have resulted from the consolidation of the banking industry in Washington and other western states.  These include such large national lenders as US Bank, JP Morgan Chase, Wells Fargo, Bank of America, Key Bank and others in our market area that have greater resources than we do and offer services that we do not provide.  For example, we do not offer trust services or non-FDIC insured investments.  Customers who seek “one-stop shopping” may be drawn to institutions that offer services that we do not.

We attract our deposits through our branch office system.  Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments.  We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates.  Based on the most recent data provided by the FDIC, there are approximately 67 other commercial banks and savings institutions operating in the Seattle MSA and 12 other commercial banks and savings institutions in Clallam County, Washington.  Based on the most recent branch deposit data provided by the FDIC, our share of deposits in the Seattle MSA was approximately 0.1%.  The five largest financial institutions in that area have 74.1% of those deposits.  In addition, our share of deposits in Clallam County was the second highest in the county at 12.2%, with the five largest institutions in that county having 71.2% of the deposits.

How We Are Regulated

General.  On December 28, 2012 Sound Community Bank converted from a federally chartered savings bank to a Washington state-chartered commercial bank.   As a Washington commercial bank, Sound Community Bank’s regulators will be the WDFI and the FDIC, rather than the OCC.  The Federal Reserve will remain as the primary federal regulator for Sound Financial Bancorp.  Set forth below is a brief description of certain laws and regulations that are applicable to Sound Financial Bancorp and Sound Community Bank.  The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.  Legislation is introduced from time to time in the United States Congress or the Washington State Legislature that may affect the operations of Sound Financial Bancorp and Sound Community Bank.  In addition, the regulations governing us may be amended from time to time.  Any such legislation or regulatory changes in the future could adversely affect our operations and financial condition.

The WDFI and FDIC have extensive enforcement authority over all Washington state-chartered commercial banks, including Sound Community Bank.  The Federal Reserve has the same type of authority over Sound Financial Bancorp.  This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist orders and removal orders and initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the regulators.

Regulatory Reform.  On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions.  The following discussion summarizes significant aspects of the Dodd-Frank Act that will affect us.  Regulations implementing many of these changes have not been promulgated, so we cannot determine the full impact of the Dodd-Frank Act on our business and operations at this time.

The following aspects of the Dodd-Frank Act are related to our operations:

•
The Consumer Financial Protection Bureau (the “CFPB”), an independent consumer compliance regulatory agency within the Federal Reserve, has been established.  The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority over financial institutions with total assets over $10 billion with respect to both new and existing consumer financial protection laws.  Smaller financial institutions, like Sound Community Bank, will be subject to supervision and enforcement by their primary federal banking regulator with respect to federal consumer financial protection laws and regulations.  The CFPB also has authority to promulgate new consumer financial protection regulations and amend existing consumer financial protection regulations.

•
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•	The prohibition on payment of interest on demand deposits was repealed.

•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts applies through December 31, 2012.

•	The deposit insurance assessment base for FDIC insurance is the depository institution’s average consolidated total assets less average tangible equity during the assessment period.

•
The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or the comparable percentage of the assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.  Pursuant to the Dodd-Frank Act, the FDIC issued a rule setting a designated reserve ratio at 2.0% of insured deposits.

•
Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.  The federal banking agencies must promulgate new rules on regulatory capital for both depository institutions and their holding companies, to include leverage capital and risk-based capital measures at least as stringent as those now applicable to Sound Community Bank under the prompt corrective action regulations. To date, the federal banking agencies have not yet established such new regulatory capital requirements.

•
The Securities and Exchange Commission is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

•
Public companies are required to provide their shareholders with a non-binding vote:  (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•
A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•
Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•
Stock exchanges, not including the OTC Bulletin Board, are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation that is based on financial information required to be reported under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials is required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•
Item 402 of Regulation S-K is amended to require companies to disclose the ratio of the median annual total compensation of all employees (excluding the Chief Executive Officer’s compensation) to the Chief Executive Officer’s annual total compensation.

•	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Regulation of Sound Community Bank

General.  Sound Community Bank, as a state-chartered savings bank, is subject to applicable provisions of Washington law and to regulations and examinations of the WDFI.  As an insured institution, it also is subject to examination and regulation by the FDIC, which insures the deposits of Sound Community Bank to the maximum permitted by law. During these state or federal regulatory examinations, the examiners may require Sound Community Bank to provide for higher general or specific loan loss reserves, which can impact our capital and earnings. This regulation of Sound Community Bank is intended for the protection of depositors and the Deposit Insurance Fund of the FDIC and not for the purpose of protecting shareholders of Sound Community Bank or Sound Financial Bancorp.  Sound Community Bank is required to maintain minimum levels of regulatory capital and will be subject to certain limitations on the payment of dividends to Sound Financial Bancorp.  See “- Capital Requirements for Sound Community Bank” and “-Limitations on Dividends and Other Capital Distributions.”

Federal and State Enforcement Authority and Actions.  As part of its supervisory authority over Washington-chartered commercial banks, the WDFI may initiate enforcement proceedings to obtain a cease-and-desist order against an institution believed to have engaged in unsafe and unsound practices or to have violated a law, regulation, or other regulatory limit, including a written agreement. The FDIC also has the authority to initiate enforcement actions against insured institutions for similar reasons and may terminate the deposit insurance if it determines that an institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.  Both these agencies may utilize less formal supervisory tools to address their concerns about the condition, operations of compliance status of a commercial bank.

Regulation by the Washington Department of Financial Institutions and the FDIC.  State law and regulations govern Sound Community Bank’s ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make other loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices.  As a state commercial bank, Sound Community Bank must pay semi-annual assessments, examination costs and certain other charges to the WDFI.

Washington law generally provides the same powers for Washington commercial banks as federally and other-state chartered savings institutions and banks with branches in Washington.  Washington law allows Washington commercial banks to charge the maximum interest rates on loans and other extensions of credit to Washington residents which are allowable for a national bank in another state if higher than Washington limits.  In addition, the WDFI may approve applications by Washington commercial banks to engage in an otherwise unauthorized activity, if it determines that the activity is closely related to banking, and Sound Community Bank is otherwise qualified under the statute. This additional authority, however, is subject to review and approval by the FDIC if the activity is not permissible for national banks.

Federal law generally limits the activities, subsidiary investments and activities, and equity investments of Sound Community Bank, as principal, to those that are permissible for national banks. Our relationship with our depositors and borrowers is regulated to a great extent by federal laws and regulations, especially with respect to disclosure requirements.

The FDIC has adopted regulatory guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and information systems, audit systems, interest rate risk exposure and compensation and other benefits.  If the FDIC determines that Sound Community Bank fails to meet any standard prescribed by these guidelines, it may require Sound Community Bank to submit an acceptable plan to achieve compliance with the standard.

Among these safety and soundness standards are FDIC regulations that require Sound Community Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans. These standards, which must be consistent with safe and sound banking practices, establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. Sound Community Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions. Sound Community Bank’s board of directors is required to review and approve Sound Community Bank’s standards at least annually. The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans. Under the guidelines, the aggregate level of all loans in excess of the supervisory loan-to-value ratios should not exceed 100% of total capital, and the total of all loans for commercial, agricultural, multifamily or other non-one-to-four-family residential properties should not exceed 30% of total capital.

Loans in excess of the supervisory loan-to-value ratio limitations must be identified in Sound Community Bank’s records and reported at least quarterly to Sound Community Bank’s board of directors.  Sound Community Bank is in compliance with the record and reporting requirements. As of December 31, 2012, Sound Community Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were $1.1 million.

The FDIC and the WDFI must approve any merger transaction involving Sound Community Bank as the acquirer, including an assumption of deposits from another depository institution. The FDIC is authorized to approve interstate merger transactions without regard to whether the transaction is prohibited by the law of any state, unless the home state of Sound Community Bank adopted a law prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described below.  The Dodd-Frank Act permits interstate branching for banks by establishing de novo braches.

Insurance of Accounts.  The Deposit Insurance Fund (“DIF”) of the FDIC insures deposit accounts in Sound Community Bank up to $250,000 per separately insured depositor.  Transaction accounts had unlimited coverage until December 31, 2012.

The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories applied to its deposits, subject to certain adjustments.  Each institution with less than $10 billion in assets is assigned to one of four risk categories based on its capital levels, supervisory ratings and other factors.  Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I.  Risk Categories II, III and IV present progressively greater risks to the DIF.

As a result of a decline in the reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter due on December 30, 2009).  The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance.  For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at an annual rate of 5%.  If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable.  Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.

Beginning with the second quarter of 2011, the Dodd-Frank Act requires the FDIC’s deposit insurance assessments to be based on assets instead of deposits.  The FDIC has issued rules, effective as of the second quarter of 2011, which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible capital.  The FDIC assessment rates range from approximately 5 basis points to 35 basis points, subject to applicable adjustments for unsecured debt issued by an institution and brokered deposits (and to further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC’s reserve ratio equals 1.15%. Once the FDIC’s reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from 3 basis points to 30 basis points (subject to adjustments as described above).  If the reserve ratio for the prior assessment period is equal to or greater than 2.0% and less than 2.5%, the assessment rates may range from 2 basis points to 28 basis points and if the reserve ratio for prior assessment period is greater than 2.5%, the assessment rates may range from 1 basis point to 25 basis points (in each case subject to adjustments as described above).  No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

Transactions with Related Parties.  Transactions between Sound Community Bank and its affiliates are required to be on terms as favorable to Sound Community Bank as transactions with non-affiliates, and certain of these transactions, such as loans to an affiliate, are restricted to a percentage of Sound Community Bank’s capital and require eligible collateral in specified amounts.  Sound Financial Bancorp is an affiliate of Sound Community Bank.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by Sound Financial Bancorp to its executive officers and directors.  However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws.  Under such laws, Sound Community Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited.  The laws limit both the individual and aggregate amount of loans that Sound Community Bank may make to insiders based, in part, on Sound Community Bank’s capital level and requires that certain board approval procedures be followed.  Such loans are required to be made on terms substantially the same as those offered to unaffiliated borrowers and not involve more than the normal risk of repayment.  There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.  Loans to executive officers are subject to additional limitations based on the type of loan involved.

Capital Requirements for Sound Community Bank. Sound Community Bank is required by FDIC regulations to maintain minimum levels of regulatory capital consisting of core (Tier 1) capital and supplementary (Tier 2) capital. Tier 1 capital generally includes common shareholders' equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is limited to 100 percent of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50 percent of Tier 1 capital.

The FDIC currently measures an institution's capital using a leverage ratio together with certain risk-based ratios. The FDIC’s minimum leverage ratio for a bank to be considered adequately capitalized is a ratio of Tier 1 capital to average total assets of 4%. At December 31, 2012, Sound Community Bank had a Tier 1 leverage ratio of 10.12%.   The leverage ratio is also referred to as the Tier 1 capital ratio.  An institution is deemed “well capitalized” if it has at least a 5% Tier 1 capital ratio, a 6.0% Tier 1 risk-based capital ratio and 10.0% total risk-based capital ratio.  Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. At December 31, 2012, Sound Community Bank was considered a “well capitalized” institution.  The FDIC retains the right to require a particular institution to maintain higher capital levels based on its particular risk profile.

FDIC regulations also measure capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight based on the relative risk of that category. In addition, certain off-balance sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. For a bank to be considered adequately capitalized the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets (the total risk-based capital ratio) must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets (the Tier 1 risk-based capital ratio) must be at least 4%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect the bank's financial condition, such as interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

Under prompt corrective action requirements under federal law and regulations, the FDIC as the primary federal banking regulator of an institution such as Sound Community Bank is authorized and, under certain circumstances, required to take certain actions against insured that fail to meet certain designated capital levels. The agency generally is required to take action to restrict the activities of an "undercapitalized institution," which is an institution with less than a 4.0% Tier 1 capital ratio, a 4.0% Tier 1 risk-based capital ratio or an 8.0% total risk-based capital ratio. Any such institution must submit a capital restoration plan and until such plan is approved by the FDIC may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The FDIC is authorized to impose the additional restrictions on undercapitalized institutions. In connection with a capital restoration plan, each holding company of the institution submitting a plan must guarantee the institution's performance of the plan until it has been adequately capitalized during four consecutive quarters. The liability on this guarantee is limited to the lesser of 5% of the institution's assets when it became undercapitalized or the amount necessary for the institution to meet the capital standards when it fails to comply with the plan. Any institution that fails to comply with its capital plan or has Tier 1 or Tier 1 risk-based capital ratios of less than 3.0% or a total risk-based capital ratio of less than 6.0% is considered “significantly undercapitalized” and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution. The holding company of such an institution must obtain prior approval of any dividend to its shareholders. An institution with a ratio of tangible equity to total assets of less than 2.0% is “critically undercapitalized” and becomes subject to further mandatory restrictions on its operations. In general, the FDIC must be appointed receiver for a critically undercapitalized institution whose capital is not restored within the time provided. When the FDIC as receiver liquidates an institution, the claims of depositors and the FDIC as their successor (for deposits covered by the FDIC insurance) have priority over other unsecured claims against the institution.

The FDIC may impose additional restrictions on institutions that are undercapitalized and generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The imposition by the FDIC of any of these measures on Sound Community Bank may have a substantial adverse effect on its operations and profitability.

New Proposed Capital Rules. In connection with the enactment of the Dodd-Frank Act, in June 2012, the Federal Reserve, FDIC and the Office of the Comptroller of the Currency approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to various documents released by the Basel Committee on Banking Supervision. The proposed rules were subject to a public comment period that has expired and there is no date set for the adoption of final rules.

The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definitions of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The proposed rules would also establish a “capital conservation buffer” of 2.5% above each of the new regulatory minimum capital ratios, which would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5% and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The proposed rules also implement other revisions to the current capital rules, such as recognition of all unrealized gains and losses on available-for-sale debt and equity securities, and provide that instruments that will no longer qualify as capital would be phased out over time.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Under the prompt corrective action requirements, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 risk-based capital ratio of

 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a Total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from the current rules).

The proposed rules set forth certain changes for the calculation of risk-weighted assets and utilize an increased number of credit risk and other exposure categories and risk weights. In addition, the proposed rules also address: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; and (iv) revised capital treatment for derivatives and repo-style transactions.

•
In particular, the proposed rules would expand the risk-weighting categories from the current four categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures. Higher risk weights would apply to a variety of exposure categories. Specifics include, among others:

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•
For residential mortgage exposures, the current approach of a 50% risk weight for high-quality seasoned mortgages and a 100% risk-weight for all other mortgages is replaced with a risk weight of between 35% and 200% depending upon the mortgage's loan-to-value ratio and whether the mortgage is a “category 1” or “category 2” residential mortgage exposure (based on eight criteria that include, among others, the term, seniority of the lien, use of negative amortization, balloon payments and certain rate increases).

•
Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due. Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

•	Providing for a 100% risk weight for claims on securities firms.

•	Eliminating the current 50% cap on the risk weight for OTC derivatives.

Community Reinvestment and Consumer Protection Laws.  In connection with its lending and other activities, Sound Community Bank is subject to a number of federal laws designed to protect customers and promote lending to various sectors of the economy and population.  These include, among others, the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Community Reinvestment Act (“CRA”).  Among other things, these laws:

•	require lenders to disclose credit terms in meaningful and consistent ways;

•	prohibit discrimination against an applicant in a credit transaction;

•	prohibit discrimination in housing-related lending activities;

•	require certain lenders to collect and report applicant and borrower data regarding home;

•	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

•	prohibit certain lending practices and limit escrow account amounts with respect to real estate loan transactions;

•	require financial institutions to implement identity theft prevention programs and measures to protect the confidentiality of consumer financial information; and

•	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

The CFPB has been given authority for amending existing consumer compliance regulations and implementing new such regulations.  In addition, the Bureau is charged with examining the compliance of financial institutions with assets in excess of $10 billion with these consumer protection rules.  Sound Community Bank’s compliance with consumer protection rules will be examined by the WDFI and the FDIC since it does not meet this $10 billion asset level threshold.

In addition, federal banking regulators, pursuant to the Gramm-Leach-Bliley Act, have enacted regulations limiting the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties.  The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods.  Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance” and the appropriate federal banking agency is to take this rating into account in the evaluation of certain applications of the institution, such as an application relating to a merger or the establishment of a branch.  An unsatisfactory rating may be used as the basis for the denial of such an application.  The CRA also requires that all institutions make public disclosures of their CRA ratings. Sound Community Bank received a “satisfactory” rating in its most recent CRA evaluation.  Under the law of the state of Washington, Sound Community Bank has a similar obligation to meet the credit needs of the communities it serves, and is subject to examination by the WDFI for this purpose, including assignment of a rating.  An unsatisfactory rating may be the basis for denial of certain applications.

Bank Secrecy Act / Anti-Money Laundering Laws. Sound Community Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001.  These laws and regulations require Sound Community Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers.  Violations of these requirements can result in substantial civil and criminal sanctions.  In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing mergers and acquisitions.

Federal Home Loan Bank System.  Sound Community Bank is a member of the Federal Home Loan Bank of Seattle, one of the 12 regional Federal Home Loan Banks in the Federal Home Loan Bank System.  The Federal Home Loan Bank System provides a central credit facility for member institutions.  As a member of the Federal Home Loan Bank of Seattle, Sound Community Bank is required to hold shares of capital stock in that Federal Home Loan Bank.  At December 31, 2012, Sound Community Bank had $2.4 million in Federal Home Loan Bank stock, which was in compliance with this requirement.   Sound Community Bank did not receive any dividends from the Federal Home Loan Bank of Seattle for the year ended December 31, 2012. Subsequent to December 31, 2008, the Federal Home Loan Bank of Seattle announced that it was below its regulatory risk-based capital requirement and it is now precluded from paying dividends or repurchasing capital stock.  The Federal Home Loan Bank of Seattle is not anticipated to resume dividend payments until its financial results improve.  The Federal Home Loan Bank of Seattle has not indicated when dividend payments may resume.

The Federal Home Loan Banks have continued to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of Federal Home Loan Bank dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of Federal Home Loan Bank stock in the future. A reduction in value of Sound Community Bank’s Federal Home Loan Bank stock may result in a corresponding reduction in its capital.

Regulation of Sound Financial Bancorp

General.   Sound Financial Bancorp, as the sole shareholder of Sound Community Bank, is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations promulgated thereunder.  This regulation and oversight is generally intended to ensure that Sound Financial Bancorp limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of Sound Community Bank.

As a bank holding company, Sound Financial Bancorp is required to file quarterly and annual reports with the Federal Reserve and any additional information required by the Federal Reserve and is subject to regular examinations by the Federal Reserve and to examination by the WDFI.  The Federal Reserve also has extensive enforcement authority over bank holding companies, including the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

A merger or acquisition of Sound Financial Bancorp, or an acquisition of control of Sound Financial Bancorp, is generally subject to approval by the Federal Reserve and WDFI.  In general, control for this purpose means 25% of voting stock, but such approval can be required in other circumstances, including but not limited to an acquisition of as low as 5% of voting stock.

The Dodd-Frank Act requires a bank holding company to serve as a source of financial strength to its subsidiary banks, with the ability to provide financial assistance to a subsidiary bank in financial distress. Regulations to implement this provision are required, but to date, none have been promulgated.

Permissible Activities. Under the Bank Holding Company Act, the Federal Reserve may approve the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. These activities generally include, among others, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. The Bank Holding Company Act prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries.  A bank holding company that meets certain supervisory and financial standards and elects to be designed as a financial holding company may also engage in certain securities, insurance and merchant banking activities and other activities determined to be financial in nature or incidental to financial activities.

The Federal Reserve must approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank, and may approve an acquisition located in a state other than the holding company's home state, without regard to whether the transaction is prohibited by the laws of any state, but may not approve the acquisition of a bank that has not been in existence for the minimum time period, not exceeding five years, specified by the law of the host state, or an application where the applicant controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state that may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies.  Individual states may also waive the 30% state-wide concentration limit contained in the federal law.

Capital Requirements for Sound Financial Bancorp.  The Federal Reserve has adopted capital guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications under the Bank Holding Company Act. These guidelines apply on a consolidated basis to bank holding companies with $500 million or more in assets and smaller bank holding companies are subject generally to the Federal Reserve’s Small Bank Holding Company Policy Statement, which does not impose consolidated capital requirements on the holding company.  However, on a case by case basis, the Federal Reserve may determine that a bank holding company with less than $500 million in assets is not eligible under the Small Bank Holding Company Policy Statement (and are subject to the guidelines) because the company engages in significant non-banking activities or off-balance sheet activities, has a material amount of debt or equity securities outstanding that are registered with the SEC, or for other supervisory reasons.  These bank holding company capital adequacy guidelines are similar to the FDIC’s standards for a bank to be considered adequately capitalized.  The Federal Reserve expects a holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations.  In addition, a bank holding company must serve as a source of financial strength for its depository institution subsidiaries.  As of December 31, 2012, the Company had not been informed by the Federal Reserve that it may not rely on the Small Bank Holding Company Policy Statement.

Federal Securities Law.  The stock of Sound Financial Bancorp is registered with the SEC under the Securities Exchange Act of 1934, as amended.  Sound Financial Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

Sound Financial Bancorp stock held by persons who are affiliates of Sound Financial Bancorp may not be resold without registration unless sold in accordance with certain resale restrictions.  For this purpose, affiliates are generally considered to be officers, directors and principal shareholders.  If Sound Financial Bancorp meets specified current public information requirements, each affiliate of Sound Financial Bancorp will be able to sell in the public market, without registration, a limited number of shares in any three-month period.

The SEC has adopted regulations and policies under the Sarbanes-Oxley Act of 2002 that apply to Sound Financial Bancorp as a registered company under the Securities Exchange Act of 1934.  The stated goals of these requirements are to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  The SEC and Sarbanes-Oxley-related regulations and policies include very specific additional disclosure requirements and corporate governance rules.

Limitations on Dividends and Stock Repurchases

Sound Financial Bancorp.  Sound Financial Bancorp’s ability to declare and pay dividends is subject to the Federal Reserve’s limits and Maryland law, and it may depend on its ability to receive dividends received from Sound Community Bank.

A policy of the Federal Reserve limits the payment of a cash dividend by a bank holding company if the holding company's net income for the past year is not sufficient to cover both the cash dividend and a rate of earnings retention that is consistent with capital needs, asset quality and overall financial condition. A bank holding company that does not meet any applicable capital standard would not be able to pay any cash dividends under this policy. A bank holding company subject to the Small Bank Holding Company Policy Statement is expected not to pay dividends unless its debt-to-equity ratio is less than 1:1 and it meets certain additional criteria. The Federal Reserve also has indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.

Except for a company that meets the well-capitalized standard for bank holding companies, is well managed, and is not subject to any unresolved supervisory issues, a bank holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation or regulatory order, condition, or written agreement with the Federal Reserve.  Regardless of its asset size, a bank holding company is considered well-capitalized if on a consolidated basis it has a total risk-based capital ratio of at least 10.0% and a Tier 1 risk-based capital ratio of 6.0% or more, and is not subject to an agreement, order, or directive to maintain a specific level for any capital measure.

Sound Financial Bancorp, pursuant to federal regulations and policies, is prohibited from engaging in a return of capital during the three-year term of the business plan submitted by Sound Financial Bancorp in connection with its recently completed stock offering.  Under Maryland corporate law, Sound Financial Bancorp generally may not pay dividends if after that payment it would not be able to pay its liabilities as they become due in the usual course of business, or its total assets would be less than the sum of its total liabilities.

Sound Community Bank. The amount of dividends payable by Sound Community Bank to Sound Financial Bancorp depends upon Sound Community Bank’s earnings and capital position, and is limited by federal and state laws, regulations and policies.  Washington law will not permit Sound Community Bank to declare or pay a cash dividend on its capital stock if the payment would cause its net worth to be reduced below: (1) the amount required for its liquidation account; or (2) its net worth requirements, if any, imposed by the Washington Department of Financial Institutions.  Dividends on Sound Community Bank’s capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of Sound Community Bank without the approval of the WDFI.

The amount of dividends actually paid during any one period will be strongly affected by Sound Community Bank’s policy of maintaining a strong capital position.  Federal law further provides that without prior approval no insured depository institution may pay a cash dividend if it would cause the institution to be less than adequately capitalized as defined in the prompt corrective action regulations.  Moreover, the FDIC also has the general authority to limit the dividends paid by insured banks if such payments are deemed to constitute an unsafe and unsound practice. In addition, dividends may not be declared or paid if Sound Community Bank is in default in payment of any assessment due the FDIC.

Federal Taxation

General.  We are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Sound Financial Bancorp or Sound Community Bank.  Our federal income tax returns have never been audited by the Internal Revenue Service.

We had no unrecognized tax benefits at December 31, 2012 and at December 31, 2011.

Method of Accounting.  For federal income tax purposes, we currently report our income and expenses on the accrual method of accounting and use a fiscal year ending on December 31 for filing our federal income tax return.

Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain items of tax preference and adjustment, called alternative minimum taxable income.  Net operating losses can offset no more than 90% of alternative minimum taxable income.  The alternative minimum tax is payable to the extent that the taxpayer’s alternative minimum tax is in excess of the taxpayer’s regular tax.    Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  We have not been subject to the alternative minimum tax in prior years, nor do we have any such amounts available as credits for carryover.

Corporate Dividends-Received Deduction.  Sound Financial Bancorp has elected to file a consolidated return with Sound Community Bank.  Therefore any dividends Sound Financial Bancorp receives from Sound Community Bank will not be included as income to Sound Financial Bancorp.

State Taxation

We are subject to a business and occupation tax imposed under Washington law at the rate of 1.8% of gross receipts.  Interest received on loans secured by mortgages or deeds of trust on residential properties and certain investment securities are exempt from this tax.

Employees

At December 31, 2012, we had a total of 66 full-time employees and 21 part-time employees.  Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers of Sound Financial Bancorp and Sound Community Bank

Officers are elected annually to serve for a one year term.  There are no arrangements or understandings between the officers and any other person pursuant to which he or she was or is to be selected as an officer.

Laura Lee Stewart.  Ms. Stewart, age 63, is currently President and Chief Executive Officer of Sound Community Bank and Sound Financial Bancorp.  Prior to joining Sound Community Bank as its President in 1989, when it was still a credit union, Ms. Stewart was Senior Vice President/Retail Banking at Great Western Bank.  Ms. Stewart was selected as an inaugural member of the FDIC Community Bank Advisory Board and completed her term in 2011.  She also serves on the ABA Community Bankers Council, the advisory committee of the U.S. Consumer Finance Protection Board and is Chair of the Washington Bankers Association.  In 2011, The American Banker honored her as one of the top 25 Women to Watch in banking.  Ms. Stewart also is a member of the Arthritis Foundation’s board of directors as well as serving as a member of the board of directors of various local community and charitable organizations.  Her  many years of service in all areas of the financial institution operations and  duties as President and Chief Executive Officer of Sound Community Bank bring a special knowledge of the financial, economic and regulatory challenges we face and she is well suited to educating the Board on these matters.

Matthew P. Deines.  Mr. Deines, age 39, has served as Chief Financial Officer of Sound Community Bank since 2002 and was appointed Executive Vice President in January 2005.  Mr. Deines has also served as Chief Financial Officer and Executive Vice President of Sound Financial Bancorp (and its predecessor company) since its incorporation in 2008.  Mr. Deines currently is responsible for management of our accounting, financial reporting, operations and information technology functions and is chair of Sound Community Bank’s asset-liability management committee.  Prior to joining Sound Community Bank, Mr. Deines was an Audit Supervisor with McGladrey and Pullen, LLP and received his Washington CPA certificate in 2000.  Mr. Deines received a Bachelor’s of Science Degree from Loyola Marymount University.  He received an Masters of Business Administration Degree from the University of Washington in June 2010.

Matthew F. Moran. Mr. Moran, age 50, is Executive Vice President and Chief Credit Officer responsible for all aspects of our commercial and retail lending activity.  Mr. Moran joined Sound Community Bank in May 2007.  Prior to that, he was a Senior Examiner with the Office of Thrift Supervision (which has since been merged into the OCC) for one year.  From 2004 to 2006, he was Vice President - Commercial Credit for Inland NW Bank.  From 2001 to 2004, he was Vice President and Team Leader SE Washington of Community Bancshares, a $350MM community bank where he was responsible for all new credit development in SE Washington.  Mr. Moran brings more than 20 years of banking experience to Sound Community Bank, including five years with First National Bank of Omaha as the Asset/Liability Manager for the consolidated entities under First National Nebraska, Inc. a $10 billion dollar bank holding company.  Prior to that, Mr. Moran spent six years as a National Bank Examiner with the OCC, where in addition to his Safety and Soundness responsibilities he also served as a specialist in the Large Bank Capital Markets Examination Program.  In 2010, Mr. Moran graduated from the Pacific Coast Banking School, which is affiliated with the Graduate School of Business of the University of Washington.

Internet Website

We maintain a website, www.soundcb.com.  Information pertaining to us, including SEC filings, can be found by clicking the link on our site called “Investor Relations.” This Annual Report on Form 10-K and our other reports, proxy statements and other information filed with the SEC are available on that website within the Investor Relations webpage by clicking the link called “SEC Filings.”  The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.  For more information regarding access to these filings on our website, please contact our Corporate Secretary, Sound Financial Bancorp, Inc., 2005 5th Avenue, Suite 200, Seattle, Washington, 98121 or by calling (206) 448-0884.

Item 1A.  Risk Factors

Not required; we are a smaller reporting company.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

All of our offices are leased.  The operating leases contain renewal options and require us to pay property taxes and operating expenses on the properties.  Our total rental expense for each of the years ended December 31, 2012 and 2011 was $780,000 and $763,000, respectively.  The aggregate net book value of our leasehold improvements, furniture and equipment was $2.3 million at December 31, 2012.  See also Note 8 of the Notes to Consolidated Financial Statements.  In the opinion of management, the facilities are adequate and suitable for our current needs.  We may open additional banking offices to better serve current customers and to attract new customers in subsequent years.

The following table sets forth certain information concerning our main office and each of our branch offices at December 31, 2012:

Location	Year opened	Owned or leased	Lease expiration date
Main office:
2005 5th Avenue Seattle, WA 98121	1993	Leased	20171

Branch offices:
Cedar Plaza Branch 22807 44th Avenue West Mountlake Terrace, WA 98043	2004	Leased	20152

Tacoma Branch 2941 S. 38th Street Tacoma, WA 98409	2009	Leased	20141

Sequim Branch 541 North 5th Avenue Sequim, WA 98382	1997	Leased	[20133]

Port Angeles Branch 110 N. Alder Street Port Angeles, WA 98682	2010	Leased	20284
_________________
1. Lease contains no renewal option.
2. Lease provides for four five-year renewals.
3. Lease provides for two nine-year renewals.
4. Lease provides for two ten-year renewals.

We maintain depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased.  Management has a disaster recovery plan in place with respect to the data processing system, as well as our operations as a whole.

Item 3.  Legal Proceedings

From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.  We do not anticipate incurring any material legal fees or other liability as a result of such litigation.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Sound Financial Bancorp, which began trading on August 23, 2012, is traded on The NASDAQ Capital Market under the symbol “SFBC.”  Prior to August 23, 2012, Sound Financial, Inc., the predecessor company to Sound Financial Bancorp, was traded on the OTC Bulletin Board under the symbol "SNFL."  The table below shows the high and low closing prices and quarterly dividends for our common stock (including the common stock of our predecessor company) for the periods indicated.  All stock price information prior to August 23, 2012, has been adjusted to reflect the results of the 0.87423to 1.0 exchange ratio on publicly traded shares following the completion of our second step conversion and reorganization as of that same date.

	Stock Price
2012 Quarters	High	Low	Dividends Per Share
First Quarter (ended 3/31/2012)	$9.04	$8.12	$0.00
Second Quarter (ended 6/30/2012)	$9.04	$8.43	$0.00
Third Quarter (ended 9/30/2012)	$10.86	$8.85	$0.00
Fourth Quarter (ended 12/31/2012)	$10.50	$10.05	$0.00

	Stock Price		Dividends Per Share
2011 Quarters	High	Low
First Quarter (ended 3/31/2011)	$8.58	$5.43	$0.00
Second Quarter (ended 6/30/2011)	$6.56	$7.44	$0.00
Third Quarter (ended 9/30/2011)	$7.66	$7.44	$0.00
Fourth Quarter (ended 12/31/2011)	$8.58	$7.15	$0.00

At December 31, 2012, there were 2,587,544 shares outstanding and the closing price of our common stock on that date was $10.40.  On that date, we had approximately 270 shareholders of record.

Our cash dividend payout policy is reviewed continually by management and the Board of Directors.  Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions.  No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from Sound Community Bank, which are restricted by federal regulations.

Information regarding our equity compensation plan is included in Item 12 of this Form 10-K.

We did not repurchase any shares of our common stock in 2012 and have no stock repurchase plan currently authorized.

Item 6.                      Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following information is only a summary and should be read in conjunction with our consolidated financial statements and accompanying notes contained in Item 8.

	At December 31,
	2012	2011	2010
Selected Financial Condition Data:	(In thousands)
Total assets	$381,044	$339,740	$334,639
Total loans, net	322,496	295,641	294,810
Loans held for sale	1,725	1,807	901
Available for sale securities, at fair value	22,900	2,992	4,541
Federal Home Loan Bank stock, at cost	2,401	2,444	2,444
Bank-owned life insurance, net	7,220	6,981	6,729
Other real estate owned and repossessed assets, net	2,503	2,821	2,625
Total deposits	312,083	299,997	278,494
Borrowings	21,864	8,506	24,849
Stockholders’ equity	43,457	28,713	26,903

	For the years ended December 31,
	2012	2011	2010
Selected Operations Data:	(In thousands)
Total interest income	$18,175	$18,519	$19,314
Total interest expense	2,360	2,781	4,288
Net interest income	15,815	15,738	15,026
Provision for loan losses	4,525	4,600	4,650
Net interest income after provision for loan losses	11,290	11,138	10,376
Service charges and fee income	2,219	2,052	2,182
Gain on sale of loans	2,063	501	785
Mortgage servicing income	550	418	624
Other-than-temporary impairment losses on securities	(164)	(96)	(98)
Fair value adjustment on mortgage servicing rights	53	(422)	103
Other noninterest income	238	139	330
Total noninterest income	4,959	2,592	3,926
Salaries and benefits	6,011	4,997	5,864
Operations expense	2,787	2,530	3,035
Occupancy expense	1,218	1,162	1,334
Losses and expenses related to other real estate owned and repossessed assets	921	1,394	461
Other noninterest expense	1,441	1,448	1,732
Total noninterest expense	12,378	11,531	12,426
Income before income taxes	3,871	2,199	1,876
Income tax expense	1,231	648	545
Net income	$2,640	$1,551	$1,331

	For the years ended December 31,
	2012	2011	2010
Selected Financial Ratios and Other Data:	(In thousands)
Performance ratios:
Return on assets (ratio of net income to average total assets)	0.74%	0.46%	0.39%
Return on equity (ratio of net income to average equity)	7.64	5.50	5.16
Interest rate spread information:
Average during period	4.92	5.20%	4.80%
End of period	4.40	5.11	5.01
Net interest margin(1)	5.00	5.20	4.82
Noninterest income to total net revenue(2)	23.87	14.14	20.71
Noninterest expense to average total assets	3.46	3.45	3.67
Average interest-earning assets to average interest-bearing liabilities	110.75	100.38	100.99
Efficiency ratio(3)	55.15	55.30	63.13

Asset quality ratios:
Nonperforming assets to total assets at end of period	1.68	2.78%	1.75%
Nonperforming loans to gross loans	1.20	2.20	1.08
Allowance for loan losses to nonperforming loans	110.59	67.12	136.66
Allowance for loan losses to total loans	1.30	1.47	1.48
Net charge-offs to average loans outstanding	1.55	1.53	1.22

Capital ratios:
Equity to total assets at end of period	11.40	8.45%	8.04%
Average equity to average assets	9.66	8.43	7.61

Other data:
Number of full service offices	5	5	5

_____________________________
(1)	Net interest income divided by average interest earning assets.
(2)	Noninterest income divided by the sum of noninterest income and net interest income.
(3)	Noninterest expense, excluding other real estate owned and repossessed property expense, as a percentage of net interest income and total noninterest income, excluding net securities transactions.

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our principal business consists of attracting retail deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial and multifamily, consumer and commercial business loans and, to a lesser extent, construction and land loans.  We offer a wide variety of secured and unsecured consumer loan products, including manufactured home loans, automobile loans, boat loans and recreational vehicle loans.  We intend to continue emphasizing our residential mortgage, home equity and consumer lending, while also expanding our emphasis in commercial and multifamily and commercial business lending.  As part of our business, we focus on residential mortgage loan originations, many of which we sell to Fannie Mae.  We sell these loans with servicing retained to maintain the direct customer relationship and promote our emphasis on strong customer service.  We originated $107.2 million and $66.8 million in one- to four-family residential mortgage loans during the years ended December 31, 2012 and 2011, respectively.  During these same periods, we sold $105.2 million and $53.7 million, respectively, of one- to four-family residential mortgage loans.

Our operating revenues are derived principally from earnings on interest earning assets, service charges and fees, and gains on the sale of loans and other assets.  Our primary sources of funds are deposits, Federal Home Loan Bank of Seattle (“FHLB”) advances and other borrowings, and payments received on loans and securities.  We offer a variety of deposit accounts that provide a wide range of interest rates and terms, generally including savings, money market, term certificate and checking accounts.  Our noninterest expenses consist primarily of salaries and employee benefits, expenses for occupancy, marketing and computer services and FDIC deposit insurance premiums.  Salaries and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits.  Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, property taxes, depreciation charges, maintenance and costs of utilities.

Our strategic plan targets individuals, small and medium size businesses, and professionals in our market area for loan and deposit growth.  In pursuit of these goals, and while managing the size of our loan portfolio, we focused on including a significant amount of commercial business and commercial and multifamily loans in our portfolio. A significant portion of these commercial and multifamily and commercial business loans have adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages.  Our commercial loan portfolio (commercial and multifamily and commercial business loans) increased to $147.8 million or 44.9% of our loan portfolio at December 31, 2012, from $119.2 million or 39.4% of our loan portfolio at December 31, 2011 and from $107.7 million or 35.8% of our loan portfolio at December 31, 2010.  The impact of additional commercial and multifamily and commercial business loans has had a positive impact on our net interest income and has helped to further diversify our loan portfolio mix.  In particular, our emphasis on multifamily housing has enhanced our commercial and multifamily loan portfolio.  At December 31, 2012, our multifamily portfolio was $43.0 million which represented a 45.6% increase since December 31, 2010.

Our primary market area is the Puget Sound region in western Washington and Clallam County, Washington.  Adverse economic conditions in our market area can reduce our rate of growth, affect our customers’ ability to repay loans and adversely impact our financial condition and earnings.  Weak economic conditions and ongoing strains in the financial and housing markets which began in 2008, generally started to improve in 2012 in most major regions of the United States, including our market area. While the effects during this period presented an unusually challenging environment for banks and their holding companies, including us, during 2012 housing prices and unemployment rates were generally improving. Prior to 2012,  our  market area had experienced substantial home price declines, historically low levels of existing home sale activity, high levels of foreclosures and above average unemployment rates negatively affecting  the values of real estate collateral supporting our loans and resulting in credit losses during these periods at significantly higher levels than our historical experience while  also adversely affecting  our net interest income and other operating revenues and expenses.  In addition, in July 2010, Sound Financial, Inc. (the predecessor company to Sound Financial Bancorp) and Sound Community Bank each entered into a Memorandum of Understanding (“MOU”) with its banking regulator.  Under its MOU, Sound Community Bank committed to, among other matters, achieving by March 31, 2011 and, thereafter maintaining, an 8.0% core capital ratio and a 12.0% total risk-based capital ratio, after funding an adequate allowance for loan and lease losses and adopting and implementing a plan to reduce assets classified under banking guidelines. In its MOU, Sound Financial, Inc. committed, among other matters, to (1) assist Sound Community Bank in meeting the capital ratios in its MOU; (2) not declare or pay any cash dividends or redeem any stock without regulatory approval; (3) not accept any dividends from Sound Community Bank or any other payments that would reduce the capital of Sound Community Bank; and (4) not increase or renew any debt without regulatory approval.  Sound Financial Inc.’s MOU was terminated in July 2011 and Sound Community Bank’s MOU was terminated in March 2012.  Because of these agreements, however, part of our strategy during the last year and a half prior to termination of the Bank’s MOU was to control balance sheet growth in order to improve Sound Community Bank’s regulatory capital ratios to ensure compliance with its MOU.

Our provision for loan losses was significant over the last three years and reflects material levels of delinquencies, nonperforming loans and net charge-offs, particularly for loans secured by residential properties.  For most of the past three years, housing markets remained weak in our primary market area, resulting in elevated levels of delinquencies and nonperforming assets, deterioration in property values, and the need to provide for realized and anticipated losses.  Although economic conditions in general appear to be improving, the prolonged and still relatively weak economy in our market area, and more specifically further declines in real estate values, may result in further increases in nonperforming assets and loan charge-offs which may require additional increases in our provision for loan losses in the future. As a result, like most financial institutions, our future operating results and financial performance will be significantly affected by the course of recovery in our market area from the recent recessionary downturn.

Recent Accounting Standards

For a discussion of recent accounting standards, please see Note 2 - Accounting Pronouncements Recently Issued or Adopted in the Notes to Consolidated Financial Statements in Item 8.

Critical Accounting Policies

Certain of our accounting policies are important to an understanding of our financial condition, since they require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for other-than-temporary impairment of securities, accounting for mortgage servicing rights, accounting for other real estate owned, and accounting for deferred income taxes.  For additional information on our accounting policies see “Note 1 - Organization and Significant Accounting Principles” in the Notes to Consolidated Financial Statements in Item 8.

Allowance for Loan Loss.  The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.   Among the material estimates required to establish the allowance are:  loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio.  To strengthen our loan review and classification process, we engage an independent consultant to review our classified loans and a sampling of our non-classified commercial loans on a regular basis.  We have also enhanced our credit administration policies and procedures to improve our maintenance of updated financial data on commercial borrowers.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the adjustment of reserves based upon their judgment of information available to them at the time of their examination.

Other-than-temporary impairment of securities.  Management reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”), taking into consideration current market conditions; fair value in relationship to cost; extent and nature of the change in fair value; issuer rating changes and trends; whether management intends to sell a security or if it is likely that we will be required to sell the security before recovery of the amortized cost basis of the investment, which may be upon maturity; and other factors. For debt securities, if management intends to sell the security or it is likely that we will be required to sell the security before recovering our cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If management does not intend to sell the security and it is not more likely than not that we will be required to sell the security, but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings.  The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, i.e., the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive loss. Impairment losses related to all other factors are presented as separate categories within other comprehensive income (loss).

Mortgage Servicing Rights.  We record mortgage servicing rights on loans sold to Fannie Mae with servicing retained as well as for acquired servicing rights.  We stratify our capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  Mortgage servicing rights are carried at fair value.  The value is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs.  All of these assumptions require a significant degree of management judgment. If our assumptions prove to be incorrect, the value of our mortgage servicing rights could be negatively impacted.

Other Real Estate Owned.  Other real estate owned (“OREO”) represents real estate that we have taken control of in partial or full satisfaction of significantly delinquent loans. At the time of foreclosure, OREO is recorded at the fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses.  After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell.  Subsequent valuation adjustments are recognized within net (loss) gain on other real estate owned.  Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in other non-interest expense in the consolidated statements of income.  In some instances, we may make loans to facilitate the sales of other real estate owned. Management reviews all sales for which it is the lending institution for compliance with sales treatment under provisions established by ASC Topic 360, “Accounting for Sales of Real Estate”.  Any gains related to sales of OREO may be deferred until the buyer has a sufficient initial and continuing investment in the property.

Income Taxes.  Income taxes are reflected in our financial statements to show the tax effects of the operations and transactions reported in the financial statements and consist of taxes currently payable plus deferred taxes.  ASC Topic 740, “Accounting for Income Taxes,” requires the asset and liability approach for financial accounting and reporting for deferred income taxes.  Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  They are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled and are determined using the assets and liability method of accounting.  The deferred income provision represents the difference between net deferred tax asset/liability at the beginning and end of the reported period.  In formulating our deferred tax asset, we are required to estimate our income and taxes in the jurisdiction in which we operate.  This process involves estimating our actual current tax exposure for the reported period together with assessing temporary differences resulting from differing treatment of items, such as depreciation and the provision for loan losses, for tax and financial reporting purposes. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not all or some portion of the potential deferred tax asset will not be realized.

Business and Operating Strategies and Goals

Our goal is to deliver returns to shareholders by increasing higher-yielding assets (in particular commercial and multifamily and commercial business loans), increasing core deposit balances, reducing expenses, managing problem assets and exploring expansion opportunities. We seek to achieve these results by focusing on the following objectives:

Focusing on Asset Quality.  Our goal is to improve upon our level of nonperforming assets by managing credit risk.  As real estate markets have weakened since 2008, we have experienced a significant increase in delinquencies and nonperforming assets, primarily in our loans secured by one-to four-family properties and commercial and multifamily loans.  We are focused on actively monitoring and managing all segments of our loan portfolio in order to proactively identify and mitigate risk.  At December 31, 2012, nonperforming assets totaled $6.3 million, which represents a 33.0% decline from the $9.5 million in nonperforming assets we held at December 31, 2011, although nonperforming assets remain elevated compared to historical levels due to the continuing weak economy in our market area.  We will continue to devote significant efforts and resources to reducing problem assets to levels consistent with our historical experience.

Improving Earnings by Expanding Product Offerings. We intend to prudently increase the percentage of our assets consisting of higher-yielding commercial real estate and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations than one-to four- family mortgage loans while maintaining our focus on residential lending. We expect to shortly offer adjustable rate mortgage (“ARM”) loans that are hybrid loans, which are loans that after an initial fixed rate period of one, five or seven years will convert to an adjustable interest rate for the remaining term of the loan as well as loans insured by the Veterans Administration and U.S. Department of Agriculture.  We also intend to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services to our customers.

We also believe the continuing changes in the secondary market as a result of the uncertainty that is surrounding Fannie Mae and Freddie Mac will result in increased opportunities in the coming years to originate high quality residential loans with more attractive pricing for our loan portfolio.  With our long experience and expertise in residential lending we believe we can be effective in capturing the opportunities of these market changes in residential lending.

Continued Expense Control.  Since 2010, management has undertaken several initiatives to reduce non-interest expense and will continue to make it a priority to identify cost savings opportunities throughout all aspects of our operations.  We have instituted expense control measures such as limiting increases in compensation and modifying benefit programs, and reducing marketing and professional fees as well as the costs of other service providers.  We closed our East Marginal Way branch in March 2010 as a result of its failure to meet our required growth standards.  We have also reduced and continually evaluate our staffing levels in light of the continued weak economy.

 Emphasizing lower cost core deposits to manage the funding costs of our loan growth.  Our strategic focus is to emphasize total relationship banking with our customers to internally fund our loan growth.  We are also focused on reducing wholesale funding sources, including FHLB advances, through the continued growth of core customer deposits.  We believe that a continued focus on customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. We intend to increase demand deposits by growing retail and business banking relationships.   New technology and services are generally reviewed for business development and cost saving opportunities.  We continue to experience growth in customer use of our online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying while providing our customers greater flexibility and convenience in conducting their banking. In addition to our retail branches, we maintain state of the art technology-based products, such as business cash management, business remote deposit products and an on-line personal financial management and consumer remote deposit product which we introduced in the third quarter of 2012 to further enable us to compete effectively with banks of all sizes.  Total deposits increased to $312.1 million at December 31, 2012, from $300.0 million at December 31, 2011 and $278.5 million at December 31, 2010.  Core deposits, which we define as our non-time deposit accounts and time deposit accounts less than $250,000, increased $10.2 million while FHLB advances decreased $3.0 million from December 31, 2010 to December 31, 2012.

Maintaining Our Customer Service Focus.  Exceptional service, local involvement and timely decision-making are integral parts of our business strategy.  We emphasize to our employees the importance of delivering exemplary customer service and seeking opportunities to build further relationships with our customers to enhance our market position and add profitable growth opportunities.  The goal is to compete with other financial service providers by relying on the strength of our customer service and relationship banking approach.  We believe that one of our strengths is that our employees are also significant shareholders through our employee stock ownership (“ESOP”) and 401(k) plans.  We also offer an incentive system that is designed to reward well-balanced and high quality growth among our employees.

Expanding our presence within our existing and contiguous market areas and by capturing business opportunities resulting from changes in the competitive environment.  We believe that opportunities currently exist within our market area to grow our franchise.  We anticipate organic growth as the local economy and loan demand strengthens, through our marketing efforts and as a result of the opportunities being created as a result of the consolidation of financial institutions that is occurring in our market area.  Our increased capital position from our upcoming offering will position us to be able to expand our loan portfolio as well as our market presence within our existing geographic footprint at the appropriate time through the acquisition of individual branches and/or de novo branch openings that meet our investment and market objectives.  In addition, by delivering high quality, customer-focused products and services, we expect to attract additional borrowers and depositors and thus increase our market share and revenue generation.  We previously acquired two branches in 2009, located in Port Angeles, Washington and in Tacoma, Washington.  We subsequently opened a new branch facility in Port Angeles and consolidated the deposit and loan accounts which were acquired into the new facility.  We also consolidated the operations of our former Lakewood branch into the new Tacoma facility.  Although we do not have plans for branch expansion in 2013, we did open a loan production office in Seattle in March 2013.  We will continue to be disciplined as it pertains to future expansion, acquisitions and de novo branching focusing on the Pacific Northwest markets we know and understand.

Comparison of Financial Condition at December 31, 2012 and December 31, 2011

General.   Total assets increased by $41.3 million, or 12.2% to $381.0 million at December 31, 2012 from $339.7 million at December 31, 2011.  This increase was primarily the result of a $26.9 million, or 9.1% increase in our net loan portfolio and a $19.9 million increase in our available-for-sale securities portfolio offset partially by a $4.3 million or 25.3% decrease in cash and cash equivalents, a $737,000 or 18.6% decrease in other assets and a $318,000 or 11.3% decrease in other real estate owned and repossessed assets. Asset growth was funded by a $12.1 million increase in deposits, a $14.7 million increase in shareholders’ equity primarily as a result of our public stock offering and a $13.4 million increase in FHLB advances.

Cash and Securities.  We continued to increase our liquidity position in 2012.  Cash, cash equivalents and our available-for-sale securities increased by $15.6 million, or 77.9%, to $35.6 million at December 31, 2012.  Cash and cash equivalents decreased by $4.3 million, or 25.3%, to $12.7 million at December 31, 2012 as excess cash balances were transferred into interest-bearing assets such as loans and available-for-sale securities.  Available-for-sale securities, which consist primarily of agency mortgage-backed securities, increased by $19.9 million, or 665.4%, from $3.0 million at December 31, 2011 to $22.9 million at December 31, 2012.

At December 31, 2012, our available-for-sale securities portfolio consisted of $2.8 million of non-agency mortgage-backed securities.  These securities present a higher credit risk than U.S. agency mortgage-backed securities, of which we had $20.1 million at December 31, 2012.  In order to monitor the increased risk, management receives and reviews a credit surveillance report from a third party quarterly, which evaluates these securities based on a number of factors, including its credit scores, loan-to-value ratios, geographic locations, delinquencies and loss histories of the underlying mortgage loans.  This analysis is prepared in order to project future losses based on various home price depreciation scenarios over a three-year horizon.  Based on these reports, management ascertains the appropriate value for these securities and, in 2012, recorded an other-than-temporary impairment charge of $164,000 on four of these non-agency securities.  See “Note 5 – Investments in the Notes to Consolidated Financial Statements” for more information about this recorded impairment.  The current market environment significantly limits our ability to mitigate our exposure to value changes in these more risky securities by selling them, and we do not anticipate these conditions to change significantly in 2013.  Accordingly, if the market and economic environment impacting the loans supporting these securities continues to deteriorate, we could determine that an other-than-temporary impairment must be recorded on these securities, as well as on any other securities in our portfolio.  As a result, our future earnings, equity, regulatory capital and ongoing operations could be materially adversely affected.

Loans.  Our total loan portfolio, including loans held for sale, increased $26.6 million, or 8.8%, from $301.9 million at December 31, 2011 to $328.5 million at December 31, 2012.  Loans held for sale decreased from $1.8 million at December 31, 2011 to $1.7 million at December 31, 2012, reflecting primarily the timing of transactions in late 2012, as compared to late 2011.

The following table reflects the changes in the types of loans in our portfolio at the end of 2012, as compared to the end of 2011:

	Total Loans at December 31,
	2012	2011	Amount Change	Percent Change
	(Dollars in thousands)
One-to-four-family	$95,784	$96,305	$(521)	(0.5)%
Home equity	35,364	39,656	(4,292)	(10.8)
Commercial and multifamily	133,620	106,016	27,604	26.0
Construction and land	25,458	17,805	7,653	43.0
Manufactured homes	16,232	18,444	(2,212)	(12.0)
Other consumer	8,650	10,920	(2,270)	(20.8)
Commercial business	14,193	13,163	1,030	7.8%
Total	$329,301	$302,309	$26,992	8.9%

The most significant changes in our loan portfolio include the increases in commercial and multifamily loans, consistent with our operating strategy of increasing higher yielding loans and maintaining the diversification of our loan portfolio.  The decrease in home equity, manufactured homes, and other consumer loans was a result of lower demand from creditworthy borrowers in the current economic environment and an emphasis on refinancing home equity loan balances into amortizing fixed-rate mortgages.

Mortgage Servicing Rights.  At December 31, 2012, we had $2.3 million in mortgage servicing rights recorded at fair value compared to $2.4 million at December 31, 2011.  We record mortgage servicing rights on loans sold to Fannie Mae with servicing retained and upon acquisition of a servicing portfolio.  We stratify our capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  Mortgage servicing rights are carried at fair value.  If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.

Nonperforming Assets.  At December 31, 2012, our nonperforming assets totaled $6.3 million, or 1.66% of total assets, compared to $9.5 million, or 2.78% of total assets at December 31, 2011.

The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio at the dates indicated:

	Nonperforming Assets at December 31,
	2012	2011	Amount Change	Percent Change
	(Dollars in thousands)
Nonaccrual loans	$3,003	$5,218	$(2,215)	(42.4)%
Accruing loans 90 days or more delinquent	81	-	81	NM
Nonperforming restructured loans	828	1,419	(591)	(41.6)
OREO and repossessed assets	2,503	2,821	(318)	(11.3)
Total	6,415	$9,458	$(3,043)	(32.2)

Nonperforming loans to total loans decreased to 1.19% of total loans at the end of 2012 from 2.20% at the end of 2011.  This decrease reflects a $2.7 million decrease in nonperforming loans.  Our largest nonperforming loans at December 31, 2012 consisted of a $1.1 million commercial real estate loan and a $471,000 land development loan.  We do not expect any material losses on these nonperforming assets in 2013 that have not been previously identified based on current appraisals and valuation estimates.

OREO and repossessed assets decreased during 2012 primarily due to slightly improving economic conditions in our market and our continued focus on credit administration.  During 2012, we repossessed 19 personal residences and 14 manufactured homes.  There were no commercial property foreclosures in 2012.  We sold 11 personal residences, two commercial properties and 12 manufactured homes at an aggregate loss of $231,000.  Our largest OREO at December 31, 2012, consisted of a mobile home park with a recorded value of $1.1 million located in Spanaway, Washington.  Our next two largest OREO properties were a $516,000 personal residence in Carnation, Washington, and a $197,000 personal residence in Sequim, Washington.  We do not expect to experience a material loss on any of the OREO and repossessed assets in our possession at December 31, 2012 based on current appraisals and valuation estimates.

Allowance for Loan Losses.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of evaluation in accordance with generally accepted accounting principles in the United States.  It is our best estimate of probable incurred credit losses in our loan portfolio.

Our allowance for loan losses at December 31, 2012 was $4.2 million, or 1.30% of total loans receivable, compared to $4.5 million, or 1.47% of total loans receivable at December 31, 2011.  The $207,000, or 4.6% decrease in the allowance for loan losses reflects the $4.5 million provision for loan losses established during 2012, as a result of the growth in our loan portfolio, loan charge-offs and decreases in nonperforming loans during the year.

The following table reflects the adjustments in our allowance during 2012 and 2011:

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$4,455	$4,436
Charge-offs	5,031	4,802
Recoveries:	299	221
Net charge-offs	4,732	4,581
Provisions charged to operations	4525	4,600
Balance at end of period	$4,248	$4,455

Ratio of net charge-offs during the period to average loans outstanding during the period	1.55%	1.53%

Allowance as a percentage of nonperforming loans	110.88%	67.12%

Allowance as a percentage of total loans (end of period)	1.30%	1.47%

Specific loan loss reserves decreased $236,000, while general loan loss reserves increased $29,000 at December 31, 2012, compared to the prior year end.  Net charge-offs for 2012 were $4.7 million, or 1.55% of average loans on an annualized basis, compared to $4.6 million, or 1.53% of average loans for 2011.  The increase in net charge-offs was primarily due to the continued weakness in economic conditions in our market area.  As of December 31, 2012, the allowance for loan losses as a percentage of average loans receivable and nonperforming loans was 1.55% and 110.88%, respectively, compared to 1.53% and 67.12%, respectively, at December 31, 2011.  Allowance for loan losses as a percentage of average loans receivable decreased slightly due to the increase in our loan portfolio during the period.  The allowance for loan losses as a percentage of nonperforming loans increased due to the decrease in nonperforming loans.

Deposits.  Total deposits increased by $12.1 million, or 4.0%, to $312.1 million at December 31, 2012 from $300.0 million at December 31, 2011.  NOW accounts increased $6.2 million, or 27.8% , savings accounts increased $5.1 million, or 23.0%,  and noninterest checking accounts increased $4.5 million, or 16.8%.  These increases were a result of our increased emphasis on attracting these types of low-cost core deposit accounts.  Money market accounts decreased by $8.9 million, or 9.3%.  We believe this decline was primarily of result of customers placing money market funds in certificate accounts as well as other higher yielding investments.

A summary of deposit accounts with the corresponding weighted average cost of funds is presented below:

	As of December 31, 2012		As of December 31, 2011
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Checking (noninterest)	$31,427	0.00%	$26,907	0.00%
NOW (interest)	28,540	0.10	22,332	0.09%
Savings	27,174	0.08	22,092	0.10%
Money Market	86,149	0.32	95,029	0.58%
Certificates	134,986	1.33	129,968	1.53%
Escrow	3,807	0.00	3,669	0.00%
Total	$312,083	0.69%	$299,997	0.87%

Borrowings.  FHLB advances increased $13.4 million, or 157.0%, to $21.9 million at December 31, 2012, with a weighted-average cost of 1.12%, from $8.5 million at December 31, 2011, with a weighted –average cost of 2.17%.  We rely on FHLB advances to fund interest-earning assets when deposits alone cannot fully fund interest-earning asset growth.  This reliance on borrowings, rather than deposits, may increase our overall cost of funds.

Stockholders’ Equity.  Total stockholders’ equity increased $14.7 million, or 51.3%, to $43.5 million at December 31,2012.  This primarily reflects net proceeds of our public offering in connection with the Conversion of $12.7 million and $2.6 million in net income partially offset by an increase in common stock held by the ESOP which was purchased in the Conversion. .

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities.  It distinguishes between the changes related to outstanding balances and that due to the changes in interest rates.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume).  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	December 31,
	2012			2011			2010
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate

Interest-Earning Assets:
Loans receivable(1)	$307,231	$17,794	5.79%	$299,430	$18,285	6.11%	$304,239	$18,843	6.19%
Investments and interest bearing accounts	10,614	381	3.59	3,456	234	6.77	7,589	471	6.21
Total interest-earning assets(1)	317,845	18,149	5.72	302,886	18,519	6.11	311,828	19,314	6.19
Interest-Bearing Liabilities:
Savings and Money Market accounts	115,371	314	0.27	109,956	538	0.49	100,210	587	0.59
Demand and NOW accounts	60,143	24	0.04	50,748	20	0.04	51,286	35	0.07
Certificate accounts	105,475	1,796	1.70	126,777	1,943	1.53	133,805	3,079	2.30
Borrowings	8,901	226	2.54	14,249	280	1.97	23,478	587	2.52
Total interest-bearing liabilities	289,890	2,360	0.81	301,730	2,781	0.91%	308,779	4,288	1.39%

Net interest income		$15,815			$15,738			$15,026
Net interest rate spread			4.90%			5.20%			4.80%
Net earning assets	$27,955			$1,156			$3,049
Net interest margin			4.98%			5.20%			4.82%
Average interest-earning assets to average interest-bearing liabilities		109.64%			100.38%			100.99%

(1) Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

Rate/Volume Analysis

The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities.  It distinguishes between the changes related to outstanding balances and that due to the changes in interest rates.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume).  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Year ended December 31, 2012 vs. 2011			Year ended December 31, 2011 vs. 2010
	Increase (decrease) due to		Total Increase (decrease)	Increase (decrease) due to		Total Increase (decrease)
	Volume	Rate		Volume	Rate
Interest-earning assets:	(In thousands)
Loans receivable	$476	$(967)	$(491)	$(298)	$(260)	$(558)
Investments and interest bearing accounts	485	(338)	147	(257)	20	(237)
Total interest-earning assets	$961	$(305)	$(344)	$(555)	$(240)	$(795)
Interest-bearing liabilities:
Savings and Money Market accounts	$26	$(250)	$(224)	$57	$(106)	$(49)
Demand and NOW accounts	4	0	4	3	(18)	(15)
Certificate accounts	(80)	(67)	(147)	(162)	(974)	(1,136)
Borrowings	(105)	51	(54)	(231)	(76)	(307)
Total interest-bearing liabilities	$(155)	$(266)	$(421)	$(722)	$(785)	(1,507)
Change in net interest income			$77			$712

Comparison of Results of Operation for the Years Ended December 31, 2012 and 2011

General. Net income increased $1.1 million to $2.6 million for the year ended December 31, 2012, compared to $1.6 million for the year ended December 31, 2011.  The primary reason for this improvement was an increase in noninterest income.

Interest Income.  Interest income decreased by $344,000, or 1.9%, to $18.2 million for the year ended December 31, 2012, from $18.5 million for the year ended December 31, 2011.  The decrease in interest income for the period primarily reflected the decrease in our yield on interest earning assets which outpaced the increased interest income from the increase in our average interest earning asset balances during 2012 as compared to last year.

Our weighted average yield on interest-earning assets was 5.72% for the year ended December 31, 2012, compared to 6.11% for the year ended December 31, 2011. The weighted average yield on loans decreased from 6.11% for the year ended December 31, 2011, to 5.79% for the year ended December 31, 2012.  The decrease was primarily the result of the continued historically low interest rate environment throughout the year.  The decrease in weighted average yield on loans, however, was tempered by the increase in commercial real estate loans, which typically have higher yields, as a percentage of the entire loan portfolio.  The weighted average yield on investments was 3.59% for the year ended December 31, 2012 compared to 6.77% for the year ended December 31, 2011, reflecting higher average balances of agency mortgage-backed securities, which produced a lower yield than the non-agency mortgage-backed securities.

Interest Expense.  Interest expense decreased $421,000, or 15.1%, to $2.4 million for the year ended December 31, 2011, from $2.8 million for the year ended December 31, 2011.  This decrease reflects overall lower interest rates paid on deposits and FHLB advances notwithstanding an increase in the average balances of deposits and FHLB advances during the period.  Our weighted average cost of interest-bearing liabilities was 0.81% for the year ended December 31, 2012, compared to 0.91% for the year ended December 31, 2011.

Interest paid on deposits decreased $366,000, or 14.6%, to $2.1 million for the year ended December 31, 2012, from $2.5 million for the year ended December 31, 2011.  This decrease resulted from a decrease in the weighted average cost of deposits, which was partially offset by a $31.6 million increase in the average balance of deposits outstanding for the period.  We experienced an 18 basis point decrease in the average rate paid on deposits during the year ended December 31, 2012 compared to the same period in 2011.  This decrease in average rates was a result of the re-pricing of matured certificates of deposit, most of which we were able to retain at significantly lower rates, as well as lower interest rates paid on existing savings, interest-bearing checking and money market accounts.

Interest expense on borrowings decreased $55,000, or 19.6%, to $225,000 for the year ended December 31, 2011 from $280,000 for the year ended December 31, 2011.  The decrease primarily resulted from a $5.3 million, or 37.5% decrease in our average balance of outstanding borrowings at the FHLB.  This decrease was partially offset by the 57 basis point increase in our cost of borrowings which went from 1.97% in 2011 to 2.54% due to the maturity of lower rate fixed rate borrowings in 2012.

Net Interest Income.  Net interest income increased $77,000, or 0.5% to $15.8 million for the year ended December 31, 2012, from $15.7 million for the year ended December 31, 2011.  The increase for the 2012 period primarily resulted from lower rates paid on deposits during the 2012 period.  Our net interest margin was 5.00% for the year ended December 31, 2012, compared to 5.20% for the year ended December 31, 2011.

Provision for Loan Losses.   We establish provisions for loan losses, which are charged to earnings, at a level required to reflect management’s best estimate of the probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, peer group data, prevailing economic conditions, and current factors.  Large groups of smaller balance homogeneous loans, such as one-to four-family, small commercial and multifamily, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data.  Loans for which management has concerns about the borrowers’ ability to repay, are evaluated individually, and specific loss allocations are provided for these loans when necessary.

A provision of $4.5 million was made during the year ended December 31, 2012, compared to a provision of $4.6 million during the year ended December 31, 2011.  The provision reflects growth in our loan portfolio during the year, historically high levels of charge-offs and the decline in nonperforming loans.  We believe that higher than historical levels of nonperforming assets and charge-offs will continue until the housing market, unemployment, and general economic market conditions further recover in our market area.

For the year ended December 31, 2012, the annualized percentage of net charge-offs to average loans increased two basis points to 1.55% from 1.53% for the year ended December 31, 2011.   The ratio of nonperforming loans to total loans decreased from 2.20% at December 31, 2011 to 1.20% at December 31, 2012.  See “- Comparison of Financial Condition at December 31, 2012 and December 31, 2011 – Delinquencies and Nonperforming Assets” for more information on nonperforming loans in 2012.

Noninterest Income.  Noninterest income increased $2.4 million, or 91.3% to $5.0 million during 2012, compared to $2.6 million during 2011 as reflected below:

	Year Ended December 31,		Amount Change	Percent Change
	2012	2011
Service charges and fee income	$2,219	$2,052	$167	8.1%
Mortgage servicing income	550	418	132	31.6
Fair value adjustment on mortgage servicing rights	53	(422)	475	112.6
Other-than-temporary impairment losses	(164)	(96)	(68)	(70.8)
Net gain on sale of loans	2,063	387	1,676	433.1
Earnings on cash surrender value of bank owned life insurance	238	253	(15)	(5.9)
Total noninterest income	$4,959	$2,592	$2,367	91.3%

The gain on sale of loans and investments and mortgage servicing income increased as a result of more loans originated and sold to Fannie Mae in 2012 compared to 2011.  We sold $95.1 million and $53.7 million of loans to Fannie Mae during the years ended December 31, 2012 and 2011, respectively. The fair value adjustment on mortgage servicing rights was positively impacted primarily due to slower prepayment speeds and growth in the mortgage servicing portfolio.

Noninterest Expense.  Noninterest expense increased $847,000, or 7.3%, to $12.4 million during 2012 compared to $11.5 million during 2011, as reflected below:

	Year Ended December 31,		Amount Change	Percent Change
	2012	2011
Salaries and benefits	$6,011	$4,997	$1,014	20.3%
Operations	2,787	2,530	257	10.2
Regulatory assessments	430	510	(80)	(15.7)
Occupancy	1,218	1,162	56	4.8
Data processing	1,011	938	73	7.8
Losses and expenses on OREO and repossessed assets	921	1,394	(473)	(33.9)
Total noninterest expense	$12,378	$11,531	$847	91.3%

Salaries and benefits expense increased in 2012 primarily due to increased loan production by existing loan officers as well as from additional loan officers hired in 2012.  Operations expense increased during the period as a result of higher third party vendor expense in 2012 compared to 2012  In addition, we had higher education and training expenses in 2012 due to a corporate initiative to expand our investment in our employees.  Regulatory assessments were lower due to a decrease in FDIC insurance assessments as a result of a decrease in the FDIC’s assessment rate as well as a change in the assessment base from total deposits to average total assets less tangible equity.  Losses and expenses on OREO and repossessed assets decreased significantly in 2012 due to  lower legal costs as no commercial real estate properties were foreclosed upon in 2012 as compared to two in 2011 as well as a $649,000 decrease in losses on disposition of OREO properties

Income Tax Expense.   For the year ended December 31, 2012, we had in income tax expense of $1.2 million on our pre-tax income as compared to $648,000 for the year ended December 31, 2011.  The effective tax rates for the years ended December 31, 2012 and 2011 were 31.8% and 29.4%, respectively.

Liquidity

Liquidity management is both a daily and longer-term function of management.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds.  On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities.  We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for customer funds (particularly withdrawals of deposits).  At December 31, 2012, we had $35.6 million in cash and investment securities available for sale and $1.7 million in loans held for sale generally available for its cash needs.  We can also obtain funds from borrowings, primarily FHLB advances.  At December 31, 2012, we had the ability to borrow an additional $37.3 million in FHLB advances, subject to certain collateral requirements.  We have access to additional borrowings of $11.8 million through the Federal Reserve’s Discount Window, subject to certain collateral requirements and $2.0 million through an unsecured line of credit at Pacific Coast Banker’s Bank.

We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operations.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

Liquidity management involves the matching of cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and our ability to manage those requirements.  We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance we have in short-term investments at any given time will cover adequately any reasonably anticipated, immediate need for funds.  Additionally, we maintain relationships with correspondent banks, which could provide funds on short-term notice if needed.  Our liquidity, represented by cash and cash-equivalents, is a product of our operating, investing and financing activities.

Sound Financial Bancorp is a separate legal entity from Sound Community Bank and must provide for its own liquidity.  In addition to its own operating expenses (many of which are paid to Sound Community Bank), Sound Financial Bancorp is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt.  Sound Financial Bancorp’s primary source of funds is dividends from Sound Community Bank, which are subject to regulatory limits.  At December 31, 2012, Sound Financial Bancorp, on an unconsolidated basis, had $4.1 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.

Our liquidity, represented by cash and cash equivalents and investment securities, is a product of our operating, investing and financing activities.  Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations.  While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, which provide liquidity to meet lending requirements.  We also generate cash through borrowings.  We utilize FHLB advances to leverage our capital base and provide funds for our lending and investment activities, and to enhance our interest rate risk management.

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At December 31, 2012, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $49.6 million.  Certificates of deposit scheduled to mature in one year or less at December 31, 2012, totaled $73.5 million.  It is management’s policy to manage deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe that a majority of maturing deposits will remain with us. See also the consolidated statements of cash flows for further information.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.  Further, management is not aware of any current recommendations by regulatory agencies which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the year ended December 31, 2012, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.  A summary of our off-balance sheet loan commitments at December 31, 2012, is as follows (in thousands):

Off-balance sheet loan commitments:
Residential mortgage commitments	$5,075
Undisbursed portion of loans closed	13,693
Unused lines of credit	30,224
Irrevocable letters of credit	578
Total loan commitments	$49,570

Capital

Sound Community Bank was subject to minimum capital requirements imposed by regulations of the FDIC.  Based on its capital levels at December 31, 2012, Sound Community Bank exceeded these requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a “well-capitalized” status under the regulatory capital categories of the FDIC.  Based on capital levels at December 31, 2012, Sound Community Bank was considered to be well-capitalized.  Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank’s “well-capitalized” status.

The following table shows the capital ratios of Sound Community Bank at December 31, 2012 (dollars in thousands):

	Actual		Minimum Capital Requirements			Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
Tier 1 Capital to total adjusted assets(1)	$38,556	10.12%	$15,243	≥	4.0%	$19,054	≥	5.0%
Tier 1 Capital to risk-weighted assets(2)	$38,556	13.35%	$11,553	≥	4.0%	$17,329	≥	6.0%
Total Capital to risk-weighted assets(2)	$42,175	14.60%	$23,106	≥	8.0%	$28,882	≥	10.0%
________________________
(1)	Based on total adjusted assets of $381.1 million.
(2)	Based on risk-weighted assets of $288.8 million.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Asset/Liability Management

Our Risk When Interest Rates Change.  The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time.  Market rates change over time.  Like other financial institutions, our results of operations are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities.  The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk.

How We Measure Our Risk of Interest Rate Changes.  As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk.  In doing so, we analyze and manage assets and liabilities based on their interest rates and payment streams, timing of maturities, re-pricing opportunities, and sensitivity to actual or potential changes in market interest rates.

We are subject to interest rate risk to the extent that our interest-bearing liabilities, primarily deposits and FHLB advances, re-price more rapidly or at different rates than our interest-earning assets.  In order to minimize the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, we have adopted an asset and liability management policy.  Our board of directors sets the asset and liability policy, which is implemented by the asset/liability committee.

The purpose of the asset/liability committee is to communicate, coordinate, and control asset/liability management consistent with our business plan and board-approved policies.  The committee establishes and monitors the volume and mix of assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs.  The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals.

The committee generally meets monthly to, among other things, protect capital through earnings stability over the interest rate cycle; maintain our well-capitalized status; and provide a reasonable return on investment.  The committee recommends appropriate strategy changes based on this review.  The committee is responsible for reviewing and reporting the effects of the policy implementations and strategies to the board of directors at least quarterly.  Senior managers oversee the process on a daily basis.

A key element of our asset/liability management plan is to protect net earnings by managing the maturity or re-pricing mismatch between our interest-earning assets and our rate-sensitive liabilities.  We seek to reduce exposure to earnings by extending funding maturities through the use of FHLB advances, through the use of adjustable rate loans and through the sale of certain fixed rate loans in the secondary market.

As part of our efforts to monitor and manage interest rate risk, we maintain our own interest rate risk model and utilize software and resources provided by a third party.  The model contains several assumptions that are based upon a combination of proprietary and market data that reflect historical results and current market conditions.  These assumptions relate to interest rates, prepayments, deposit decay rates and the market value of certain assets under the various interest rate scenarios.  The model’s capital at risk measure, also known as the Economic Value of Equity “EVE”, evaluates the change in the projected EVE over a two-year period given an immediate increase or decrease in interest rates.  It considers both the absolute dollar change in EVE and also the percentage change in EVE.  Management and the board of directors review these measurements on a quarterly basis to determine whether our interest rate exposure is within the limits established by the board of directors.

Our asset/liability management strategy dictates acceptable limits on the amounts of change in given changes in interest rates.  For interest rate increases of 100, 200, and 300 basis points, our policy dictates that our EVE percentage change should not decrease greater than 20%, 30% and 40%, respectively and that our EVE ratio not fall below 10%, 8%, and 6%, respectively.  As illustrated in the table below, we were in compliance with this aspect of our asset/liability management policy at December 31, 2012.

The table presented below, as of December 31, 2012 (the latest available information), is an internal analysis of our interest rate risk as measured by changes in EVE for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 100 basis points as any further decline in rates is impossible given the Federal Funds Rate of 0.25%.

As illustrated in the table below, our EVE would be negatively impacted by an increase or decrease in interest rates.  Our EVE is impacted as a result of deposit accounts re-pricing more rapidly than loans and securities due to the fixed rate nature of a large portion of our loan and security portfolios.  As interest rates rise, the market value of our fixed rate assets decline due to both rate increases and slowing prepayments.

December 31, 2012
Change in Interest Rates in Basis Points	Economic Value of Equity			EVE Ratio %
	$ Amount	$ Change	% Change
(Dollars in thousands)
+300 bp	$41,326	$(7,147)	(14.7)%	11.5%
+200 bp	43,418	(5,055)	(10.4)	11.8
+100 bp	45,825	(2,648)	(5.5)	12.2
0 bp	48,473	-	-	12.6
-100 bp	47,890	(583)	(1.2)	12.3

In addition to monitoring selected measures of EVE, management also monitors effects on net interest income resulting from increases or decrease in rates.  This process is used in conjunction with EVE measures to identify excessive interest rate risk.  In managing our assets/liability mix, depending on the relationship between long and short term interest rates, market conditions and consumer preference, we may place somewhat greater emphasis on maximizing its net interest margin than on strictly matching the interest rate sensitivity of its assets and liabilities.  Management also believes that the increased net income which may result from an acceptable mismatch in the actual maturity or re-pricing of its asset and liability portfolios can, during periods of declining or stable interest rates, provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch.  Management believes that our level of interest rate risk is acceptable under this approach.

In evaluating our exposure to interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered.  For example, although certain assets and liabilities may have similar maturities or re-pricing periods, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates.  Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed above.  Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.  We consider all of these factors in monitoring our exposure to interest rate risk.

(i) Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sound Financial Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Sound Financial Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sound Financial Bancorp, Inc. and Subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Everett, Washington
April 1, 2013

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands, except share amounts)

	DECEMBER 31,
	2012	2011
ASSETS
Cash and cash equivalents	$12,727	$17,031
Available-for-sale securities, at fair value	22,900	2,992
Federal Home Loan Bank (FHLB) stock, at cost	2,401	2,444
Loans held for sale	1,725	1,807
Loans	326,744	300,096
Less allowance for loan losses	(4,248)	(4,455)
Total Loans, net	322,496	295,641

Accrued interest receivable	1,280	1,234
Bank-owned life insurance, net	7,220	6,981
Other real estate owned (“OREO”) and repossessed assets, net	2,503	2,821
Mortgage servicing rights, at fair value	2,306	2,437
Premises and equipment, net	2,256	2,385
Other assets	3,230	3,967
Total assets	$381,044	$339,740

LIABILITIES
Deposits
Interest-bearing	276,849	269,421
Noninterest-bearing demand	35,234	30,576
Total deposits	312,083	299,997

Borrowings	21,864	8,506
Accrued interest payable	83	84
Other liabilities	3,226	2,149
Advance payments from borrowers for taxes and insurance	331	291
Total liabilities	337,587	311,027

COMMITMENTS AND CONTINGENCIES (NOTE 18)

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,587,544 and 2,960,045 issued and outstanding as of December 31, 2012 and 2011, respectively	26	30
Additional paid-in capital	24,789	11,939
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(1,598)	(693)
Retained earnings	20,736	18,096
Accumulated other comprehensive loss, net of tax	(496)	(659)
Total stockholders’ equity	43,457	28,713
Total liabilities and stockholders’ equity	$381,044	$339,740
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In thousands, except per share amounts)

	YEARS ENDED DECEMBER 31,
	2012	2011
INTEREST INCOME
Loans, including fees	$17,794	$18,285
Interest and dividends on investments, cash and cash equivalents	381	234
Total interest income	18,175	18,519

INTEREST EXPENSE
Deposits	2,135	2,501
Borrowings	225	280
Total interest expense	2,360	2,781

NET INTEREST INCOME	15,815	15,738
PROVISION FOR LOAN LOSSES	4,525	4,600
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,290	11,138

NONINTEREST INCOME
Service charges and fee income	2,218	2,052
Earnings on cash surrender value of bank-owned life insurance	239	253
Mortgage servicing income	550	418
Fair value adjustment on mortgage servicing rights	53	(422)
Net loss on sale of securities	-	(34)
Other-than-temporary impairment losses on securities	(164)	(96)
Net loss on sale of assets	-	(80)
Net gain on sale of loans	2,063	501
Total noninterest income	4,959	2,592

NONINTEREST EXPENSE
Salaries and benefits	6,011	4,997
Operations	2,787	2,530
Regulatory assessments	430	510
Occupancy	1,218	1,162
Data processing	1,011	938
Net loss on OREO and repossessed assets	921	1,394
Total noninterest expense	12,378	11,531

INCOME BEFORE PROVISION FOR INCOME TAXES	3,871	2,199
PROVISION FOR INCOME TAXES	1,231	648
NET INCOME	$2,640	$1,551

Earnings per common share
Basic	$1.01	$0.60
Diluted	$1.00	$0.59
Weighted average shares outstanding
Basic	2,586,159	2,581,966
Diluted	2,619,131	2,608,223
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(In thousands)

	YEARS ENDED DECEMBER 31,
	2012	2011

Net Income	$2,640	$1,551

Other comprehensive income

Unrealized gain (loss) on securities
Unrealized holding gain (loss), net of
taxes of $28 and $(39), respectively	55	(73)
Reclassification adjustments for (gains) losses on
sales of securities, net of taxes of $0 and $12, respectively	-	22
Reclassification adjustments for other-than-temporary
impairment on securities, net of taxes of $(56) and $(33), respectively	108	63

Other comprehensive income, net of tax	163	12

Comprehensive income	$2,803	$1,563

See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
 Consolidated Statements of Stockholders’ Equity
(In thousands, except number of shares)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balances at December 31, 2010	2,954,295	$30	$11,808	$(809)	$16,545	$(671)	$26,903

Net income					1,551		1,551

Other comprehensive income, net of tax						12	12

Forfeited restricted shares	(5,250)

Share-based compensation			132				132

Allocation of ESOP shares			(1)	116			115

Balances at December 31, 2011	2,949,045	$30	$11,939	$(693)	$18,096	$(659)	$28,713

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
 Consolidated Statements of Stockholders’ Equity (continued)
(In thousands, except for number of shares)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balances at December 31, 2011	2,949,045	$30	$11,939	$(693)	$18,096	$(659)	$28,713

Net income					2,640		2,640

Other comprehensive income, net of tax						163	163

Restricted stock awards	11,000	-					-

Cancel Sound Financial MHC shares	(1,621,435)	(16)					(16)

Exchange of common stock at 0.87423 shares per common share	(168,357)	(2)					(2)

Proceeds from stock offering, net of offering costs	1,417,291	14	12,658				12,672

Purchase of common stock by ESOP				(1,134)			(1,134)

Share-based compensation			167				167

Allocation of ESOP shares			25	229			254

Balances at December 31, 2012	2,587,544	$26	$24,789	$(1,598)	$20,736	$(496)	$43,457

See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)
	YEAR ENDED DECEMBER 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,640	$1,551
Adjustments to reconcile net income to net cash from operating activities
Accretion of net premium on investments	309	-
Loss on sale of available for sale securities	-	34
Other-than-temporary impairment losses on securities	164	96
Provision for loan losses	4,525	4,600
Depreciation and amortization	394	374
Compensation expense related to stock options and restricted stock	167	132
Fair value adjustment on mortgage servicing rights	(53)	422
Additions to mortgage servicing rights	(880)	(539)
Amortization of mortgage servicing rights	1,064	880
Increase in cash surrender value of bank-owned life insurance	(239)	(252)
Deferred income tax	162	215
Gain on sale of loans	(2,063)	(501)
Proceeds from sale of loans	95,055	53,684
Originations of loans held for sale	(92,910)	(54,088)
Loss on sale of other real estate owned and repossessed assets	314	964
Loss on sale of fixed assets	-	80
Change in operating assets and liabilities
Accrued interest receivable	(46)	46
Other assets	530	1,442
Accrued interest payable	(1)	(37)
Other liabilities	1,077	(1,871)
Net cash from operating activities	10,209	7,232
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from principal payments, maturities and sales of available for sale securities	3,848	1,528
Purchase of available for sale investments	(23,982)	-
Net increase in loans	(33,977)	(9,072)
Improvements to OREO and other repossessed assets	(418)	(221)
Proceeds from sale of OREO and other repossessed assets	3,019	2,702
Proceeds from sale of premises and equipment	-	643
Purchases of premises and equipment, net	(265)	(187)
Net cash used by investing activities	(51,775)	(4,607)
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Continued)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	12,086	21,503
Proceeds from borrowings	15,000	61,700
Repayment of borrowings	(1,642)	(78,043)
Net change in advances from borrowers for taxes and insurance	40	39
ESOP shares released	254	115
Shares acquired by ESOP	(1,134)	-
Proceeds from stock offering, net of offering costs	12,658	-
Net cash from financing activities	37,262	5,314

(DECREASE) INCREASE CASH AND CASH EQUIVALENTS	(4,304)	7,939
CASH AND CASH EQUIVALENTS, beginning of year	17,031	9,092
CASH AND CASH EQUIVALENTS, end of year	$12,727	$17,031

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$950	$780
Interest paid on deposits and borrowings	$2,361	$2,819
Noncash net transfer from loans to other real estate owned and repossessed assets	$2,597	$3,641

See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1 - Organization and significant accounting policies

Sound Financial Bancorp, Inc. (the “Company” or “Sound Financial Bancorp”), a Maryland corporation, is the stock holding company for its wholly owned subsidiary, Sound Community Bank (hereinafter sometimes referred to as the “Bank”).  On August 22, 2012, Sound Financial Bancorp completed a public offering and share exchange as part of the Bank’s conversion from the mutual holding company structure and the elimination of Sound Financial, Inc. and Sound Community MHC (the “Conversion”). Please see Note 3 for more information.  The Conversion was accounted for as a reorganization with no change to the historical basis of Sound Financial Bancorp’s assets, liabilities and equity.  All share and per share information in this report for periods prior to the Conversion has been adjusted to reflect the 0.87423:1 exchange ratio on publicly traded shares.

Substantially all of Sound Financial Bancorp’s business is conducted through Sound Community Bank, which until December 28, 2012, was a federal savings bank subject to extensive regulation by the Office of the Comptroller of the Currency (“OCC”).  During October 2012, the Bank filed an application to convert from a federally chartered savings bank to a Washington state-chartered commercial bank.  The charter change was completed on December 28, 2012.  As a Washington commercial bank, the Bank’s regulators are the Washington State Department of Financial Institutions (“WDFI”) and the Federal Deposit Insurance Corporation (“FDIC”).  The Board of Governors of the Federal Reserve System (“Federal Reserve”) will remain as the primary federal regulator for the Company.  The charter change primarily was undertaken to reduce regulatory examination costs and to move oversight of the Bank to the WDFI, which is focused on local community banks and financial institutions.

Sound Community Bank’s deposits are insured up to applicable limits by the FDIC.  The shares of Sound Financial Bancorp are traded on The Nasdaq Capital Market under the symbol “SFBC.”  Our executive offices are located at 2005 5th Avenue, Suite 200, Seattle, Washington, 98121.

Subsequent events – The Company has evaluated subsequent events for recognition and disclosure through the date the financial statements were issued.

Use of estimates in the preparation of financial statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the fair value of mortgage servicing rights, valuations of impaired loans and OREO, and deferred taxes.

Cash and cash equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  Cash equivalents have an original maturity of three months or less and may exceed federally insured limits.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Investment securities – Investment securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale (AFS), or (3) trading.  The Company had no held-to-maturity or trading securities at December 31, 2012 and 2011.  AFS securities consist of debt securities that the Company has the intent and ability to hold for an indefinite period, but not necessarily to maturity.  Such securities may be sold to implement the Company’s asset/liability management strategies and/or in response to changes in interest rates and similar factors.  AFS securities are reported at fair value.

Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in the Statement of Comprehensive Income.  Realized gains and losses on securities available-for-sale, determined using the specific identification method, are included in earnings.  Amortization of premiums and accretion of discounts are recognized as adjustments to interest income using the interest method over the period to maturity.

We review investment securities on an ongoing basis for the presence of other-than-temporary (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relation to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors.  For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI.  If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings.  The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected.  Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI.  The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and the fair value, is recognized as a charge to other comprehensive income (“OCI”).  We do not intend to sell these securities and it is more likely than not that we will not be required to sell the securities before anticipated recovery of the remaining amortized cost basis.  We closely monitor our investment securities for changes in credit risk.  The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them.  Accordingly, if market conditions deteriorate further and we determine our holdings of these or other investment securities are OTTI, our future earnings, stockholders’ equity, regulatory capital and continuing operations could be materially adversely affected.

Loans held-for-sale – To mitigate interest rate sensitivity, from time to time, certain fixed rate mortgage loans are identified as held-for-sale in the secondary market.  Accordingly, such loans are classified as held-for-sale in the consolidated balance sheets and are carried at the lower of aggregate cost or estimated fair market value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.  Mortgage loans held-for-sale are generally sold with the mortgage servicing rights retained by the Company.  Gains or losses on sales of loans are recognized based on the difference between the selling price and the carrying value of the related loans sold based on the specific identification method.

Loans - The Company grants mortgage, commercial, and consumer loans to clients.  A substantial portion of the loan portfolio is represented by real estate loans throughout the Puget Sound region and in Clallam County of Washington State.  The ability of the Company’s debtors to honor their contracts is dependent upon employment, real estate and general economic conditions in this area.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on origination of loans.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method over the contractual life of the loan for term loans or the straight-line method for open ended loans.

The accrual of interest is discontinued at the time the loan is three months past due or if, in management’s opinion, the borrower may be unable to meet payment of obligations as they become due, as well as when required by regulatory provisions.  Loans are typically charged off no later than 120 days past due, unless secured by collateral.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current, future payments are reasonably assured and payments have been received for twelve consecutive months.

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement.  When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when, as a practical expedient, the current fair value of the collateral, reduced by costs to sell, is used.  When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest), impairment is recognized by creating or adjusting an allocation of the allowance for loan losses.

A loan is classified as a troubled debt restructuring (“TDR”) when certain concessions have been made to the contractual terms, such as reductions of interest rates or deferrals of interest or principal payments due to the borrower’s deteriorated financial condition.

Allowance for loan losses - The allowance for loan losses is a reserve established through a provision for loan losses charged to expense and represents management’s best estimate of probable losses incurred within the existing loan portfolio as of the balance sheet date.  The level of the allowance reflects management’s view of trends in loan loss activity, current loan portfolio quality and present economic, political and regulatory conditions.  Portions of the allowance may be allocated for specific loans; however, the allowance is available for any loan that is charged off.

The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans (or portions thereof) deemed to be uncollectible. Loan charge-offs are recognized when management believes the collectability of the principal balance outstanding is unlikely. Full or partial charge-offs on collateral dependent impaired loans are generally recognized when the collateral is deemed to be insufficient to support the carrying value of the loan.

The allowance for loan losses is maintained at a level sufficient to provide for probable credit losses based upon evaluating known and inherent risks in the loan portfolio.  The allowance is provided based upon management’s continuing analysis of the pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectability may not be assured.  The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment.  The allowance consists of specific, general, and unallocated components.  The specific component relates to loans that are classified as doubtful, substandard, or special mention.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The Company considers installment loans to be pools of smaller balance, homogenous loans that are collectively evaluated for impairment, unless such loans are subject to a TDR agreement.

For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan.  The general component covers non-classified loans and is based upon historical loss experience adjusted for qualitative factors.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The appropriateness of the allowance for loan losses is estimated based upon those factors and trends identified by management at the time consolidated financial statements are prepared.  When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged against the allowance for loan losses.

The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not demonstrated the ability or intent to bring the loan current; the Company has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; the estimated fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement.

The ultimate recovery of all loans is susceptible to future market factors beyond the Company’s control. These factors may result in losses or recoveries differing significantly from those provided in the consolidated financial statements. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Transfers of financial assets - Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Mortgage servicing rights (“MSR”) – Mortgage servicing rights represent the value associated with servicing residential mortgage loans, when the mortgage loans have been sold into the secondary market and the related servicing has been retained by us.  The value is determined though a discounted cash flow analysis, which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs.  All of these assumptions require a significant degree of management judgment.  The Company measures its mortgage servicing assets at fair value and reports changes in fair value through earnings.

Premises and equipment - Leasehold improvements and furniture and equipment are carried at cost, less accumulated depreciation and amortization.  Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from 1 to 10 years.  The cost of leasehold improvements is amortized using the straight-line method over the terms of the related leases.  Management reviews leasehold improvements and furniture and equipment for impairment on an annual basis.

Cash surrender value of bank-owned life insurance - The carrying amount of bank owned life insurance approximates its fair value, and is estimated using the cash surrender value, net of any surrender charges.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Federal Home Loan Bank stock - The Company is a member of the Federal Home Loan Bank of Seattle (“FHLB”).  FHLB stock represents the Company’s investment in the FHLB and is carried at par value, which reasonably approximates its fair value.  As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances.  At December 31, 2012 and 2011, the Company’s minimum required investment in FHLB stock was $984,000 and $383,000, respectively.  Typically the Company may request redemption at par value of any stock in excess of the minimum required investment.  Stock redemptions are at the discretion of the FHLB.

Management evaluates FHLB stock for impairment.  The determination of whether this investment is impaired is based on our assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB and (4) the liquidity position of the FHLB.

Other real estate owned and repossessed assets - OREO and repossessed assets represent real estate and other assets which the Company has taken control of in partial or full satisfaction of loans.  At the time of foreclosure, OREO and repossessed assets are recorded at fair value less estimated costs to sell, which becomes the new basis.  Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses.  After foreclosure, management periodically performs valuations such that the property is carried at the lower of its new cost basis or fair value, net of estimated costs to sell.  Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in other noninterest expense in the consolidated statements of income.

In some instances, the Company may make loans to facilitate the sales of OREO.  Management reviews all sales for which it is the lending institution.  Any gains related to sales of other real estate owned may be deferred until the buyer has a sufficient investment in the property.

Income Taxes - Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized.

Segment reporting - The Company operates in one segment and makes management decisions based on consolidated results.  The Company’s operations are solely in the financial services industry and include providing to its customers traditional banking and other financial services.

Off-balance-sheet credit-related financial instruments - In the normal course of operations, the Company engages in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.  Such financial instruments are recorded when they are funded.

Advertising costs - The Company expenses advertising costs as they are incurred.  Advertising expenses were $263,000 and $98,000, respectively, for the years ended December 31, 2012 and 2011.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Comprehensive income - Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income.  Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale investments, are reported as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.

Intangible assets – At December 31, 2012 and 2011, we had $753,000 and $875,000, respectively, of identifiable intangible assets included in other assets as a result of the acquisition of deposits from another institution.  This asset is amortized using the straight-line method over a period of 9.5 years and has a remaining life of 6.2 years.

Employee stock ownership plan - The Company sponsors a leveraged ESOP.  As shares are committed to be released, compensation expense is recorded equal to the market price of the shares, and the shares become outstanding for purposes of earnings per share calculations.  Cash dividends on allocated shares (those credited to ESOP participants’ accounts) are recorded as a reduction of stockholders’ equity and distributed directly to participants’ accounts.  Cash dividends on unallocated shares (those held by the ESOP not yet credited to participants’ accounts) are used to pay administrative expenses and debt service requirements of the ESOP.  See Note 14 – Employee Benefits for further information.  At December 31, 2012, there were 152,572 unallocated shares in the plan.  Shares released on December 31, 2012 totaled 21,443 and will be credited to plan participants’ accounts in 2013.

Unearned ESOP shares are shown as a reduction of stockholders’ equity.  When the shares are released, unearned common shares held by the ESOP are reduced by the cost of the ESOP shares released and the differential between the fair value and the cost is charged to additional paid in capital.  The loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP reported as a liability on the Company’s Consolidated Statements of Condition.

Earnings Per Common Share - Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the periods, which was 2,586,159 and 2,581,966 shares for the years ended December 31, 2012 and 2011, respectively.  As ESOP shares are committed to be released, they become outstanding for EPS calculation purposes.  ESOP shares not committed to be released are not considered outstanding.  The basic EPS calculation excludes the dilutive effect of all common stock equivalents.  Dilutive earnings per share reflects the weighted-average potential dilution that could occur if all potentially dilutive securities or other commitments to issue common stock were exercised or converted into common stock using the treasury stock method.

Fair value - Fair value is the price that would be received when an asset is sold or a liability is transferred in an orderly transaction between market participants at the measurement date.

Fair values of our financial instruments are based on the fair value hierarchy which requires an entity to maximize the use of observable inputs, typically market data obtained from third parties, and minimize the use of unobservable inputs, which reflects our estimates for market assumptions, when measuring fair value.

Three levels of valuation inputs are ranked in accordance with the prescribed fair value hierarchy as follows:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Assets or liabilities whose significant value drivers are unobservable

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to fair value measurements.  In certain cases, the inputs used to measure fair value of an asset or liability may fall into different levels of the fair value hierarchy.  The level within which the fair value measurement is categorized is based on the lowest level unobservable input that is significant to the fair value measurement in its entirety.  Therefore, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

Share-Based Compensation— The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  These costs are recognized on a straight-line basis over the vesting period during which an employee is required to provide services in exchange for the award, also known as the requisite service period. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. When determining the estimated fair value of stock options granted, the Company utilizes various assumptions regarding the expected volatility of the stock price, estimated forfeitures using historical data on employee terminations, the risk-free interest rate for periods within the contractual life of the stock option, and the expected dividend yield that the Company expects over the expected life of the options granted. Reductions in compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted monthly based on actual forfeiture experience. The Company measures the fair value of the restricted stock using the closing market price of the Company’s common stock on the date of grant. The Company expenses the grant date fair value of the Company’s stock options and restricted stock with a corresponding increase in equity.

Reclassifications - Certain amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the current presentation. The results of the reclassifications are not considered material and have no effect on previously reported net income, earnings per share or stockholders’ equity.

Note 2 – Accounting Pronouncements Recently Issued or Adopted

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment.  With the ASU, a company testing indefinite-lived intangibles for impairment now has the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action.  However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with current guidance.  An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test.  An entity will be able to resume performing the qualitative assessment in any subsequent period.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012.  The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

In October 2012, the FASB issued ASU No. 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.  The Update clarifies that when an entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently, a change in the cash flows expected to be collected on the indemnification asset occurs, as a result of a change in cash flows expected to be collected on the assets subject to indemnification, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  The Update clarifies that ASU 2011-11 applies only to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are no longer subject to the disclosure requirements in ASU 2011-11. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period.  The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013.  The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

Note 3 – Conversion and Stock Issuance

The Company, a Maryland corporation, was organized by Sound Community MHC (the “MHC”), Sound Financial, Inc. and Sound Community Bank to facilitate the “second-step” conversion of Sound Community Bank from the mutual holding company structure to the stock holding company structure (the “Conversion”).  Upon consummation of the Conversion, which occurred on August 22, 2012, the Company became the holding company for Sound Community Bank and now owns all of the issued and outstanding shares of Sound Community Bank’s common stock.

In connection with the Conversion, the Company sold a total of 1,417,500 shares of common stock in offering to certain depositors of Sound Community Bank and others, including 113,400 shares to the ESOP.  All shares were sold at a purchase price of $10.00 per share.  Proceeds from the offering, net of $1.5 million in expenses, totaled $12.7 million.  The Company used $1.1 million of the proceeds to fund the ESOP and made a $7.5 million capital contribution to the Bank.  In addition, concurrent with the offering, shares of Sound Financial, Inc. common stock owned by public stockholders were exchanged for 0.87423 shares of the Company’s common stock, with cash being paid in lieu of issuing any fractional shares.  As a result of the offering, exchange and cash in lieu of fractional shares, the Company now has 2,587,544 shares outstanding.

All share and per share information in this report for periods prior to the Conversion has been revised to reflect the 0.87423 Conversion exchange ratio.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4 – Restricted Cash

Federal Reserve Board regulations require that the Company maintain certain minimum reserve balances either as cash on hand or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The reserve balances were $1.3 million and $1.1 million at December 31, 2012 and 2011, respectively.

Note 5 – Investments

The amortized cost and fair value of our AFS securities and the corresponding amounts of gross unrealized gains and losses were as follows:

		Gross Unrealized			Estimated
	Amortized		Losses 1 Year	Losses Greater	Fair
	Cost	Gains	Or Less	Than 1 Year	Value
December 31, 2012	(in thousands)
Agency mortgage-backed securities	$20,378	$27	$(278)	$-	$20,127
Non-agency mortgage-backed securities	$3,273	19	-	(519)	2,773
Total	$23,651	$46	$(278)	$(519)	$22,900

December 31, 2011	(in thousands)
Agency mortgage-backed securities	$53	$6	$-	$-	$59
Non-agency mortgage-backed securities	3,939	-	-	(1,006)	2,933
Total	$3,992	$6	$-	$(1,006)	$2,992

The amortized cost and fair value of mortgage-backed securities by contractual maturity, at December 31, 2012, are shown below.  Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012
	Amortized Cost	Fair Value
	(In thousands)
Due after ten years	$23,651	$22,900

Securities with an amortized cost of $49,000 and fair value of $55,000 at December 31, 2012 were pledged to secure Washington State Public Funds.  Additionally, the Company has letters of credit with a notional amount of $31.5 million to secure public deposits.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Sales of available for sale securities were as follows:

	Twelve Months Ended December 31,
	2012	2011
	(in thousands)
Proceeds	$-	$1,118
Gross gains	-	3
Gross losses	-	(37)

The following table summarizes the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position:

	December 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2012	(in thousands)
Agency mortgage-backed securities	$17,685	$(278)	$-	$-	$17,685	$(278)
Non-agency mortgage-backed securities	$-	$-	$2,137	(519)	$2,137	(519)
Total	$17,685	$(278)	$2,137	$(519)	$19,822	$(797)

	December 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2011	(in thousands)
Non-agency mortgage-backed securities	$-	$-	$2,933	$(1,006)	$2,933	$(1,006)
Total	$-	$-	$2,933	$(1,006)	$2,933	$(1,006)

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table presents the cumulative roll forward of credit losses recognized in earnings relating to the Company’s non-U.S. agency mortgage backed securities:

	Twelve Months Ended
	December 31,
	2012	2011
	(in thousands)
Estimated credit losses, beginning balance	$256	$160
Additions for credit losses not previously recognized	164	96
Reduction for increases in cash flows	-	-
Reduction for realized losses	-	-
Estimated credit losses, ending balance	$420	$256

As of December 31, 2012, our securities portfolio consisted of 17 U.S. agency and five non-U.S. agency mortgage backed securities with a fair value of $22.9 million.  Four of the five non-U.S. agency securities and 13 of the 17 U.S. agency securities were in an unrealized loss position.  The unrealized losses were caused by changes in interest rates and market illiquidity causing a decline in the fair value subsequent to the purchase.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par.  While management does not intend to sell the non-agency mortgage backed securities, and it is unlikely that the Company will be required to sell these securities before recovery of its amortized cost basis, management’s impairment evaluation indicates that certain securities possess qualitative and quantitative factors that suggest an other-than-temporary impairment (OTTI).  These factors include, but are not limited to: the length of time and extent of the fair value declines, ratings agency down grades, the potential for an increased level of actual defaults, and the extension in duration of the securities.  In addition to the qualitative factors, management’s evaluation includes an assessment of quantitative evidence that involves the use of cash flow modeling and present value calculations as determined by considering the applicable OTTI accounting guidance.  The Company compares the present value of the current estimated cash flows to the present value of the previously estimated cash flows.  Accordingly, if the present value of the current estimated cash flows is less than the present value of the previous period’s present value, an adverse change is considered to exist and the security is considered OTTI.  The associated “credit loss” is the amount by which the security’s amortized cost exceeds the present value of the current estimated cash flows.  Based upon the results of the cash flow modeling, four securities reflected OTTI during the year ended December 31, 2012.  Estimating the expected cash flows and determining the present values of the cash flows involves the use of a variety of assumptions and complex modeling.  In developing its assumptions, the Company considers all available information relevant to the collectability of the applicable security, including information about past events, current conditions, and reasonable and supportable forecasts.  Furthermore, the Company asserts that the cash flows used in the determination of OTTI are its “best estimate” of cash flows.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 6 – Loans

The composition of the loan portfolio, including loans held for sale, is as follows:

	December 31,
	2012	2011
Real Estate Loans:	(in thousands)
One- to four- family	$95,784	$96,305
Home equity	35,364	39,656
Commercial and multifamily	133,620	106,016
Construction and land	25,458	17,805
Total real estate loans	290,226	259,782

Consumer loans:
Manufactured homes	16,232	18,444
Other consumer	8,650	10,920
Total consumer loans	24,882	29,364

Commercial business loans	14,193	13,163

Total loans	329,301	302,309
Deferred fees	(832)	(406)
Loans held for sale	(1,725)	(1,807)
Total loans, gross	326,744	300,096
Allowance for loan losses	(4,248)	(4,455)
Total loans, net	$322,496	$295,641

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2012:

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$392	$247	$70	$25	$117	$22	$145	-	$1,018
Collectively evaluated for impairment	1,025	750	422	192	143	124	73	501	3,230
Ending balance	$1,417	$997	$492	$217	$260	$146	$218	$501	$4,248

Loans receivable:
Individually evaluated for impairment	$6,016	$1,731	$2,127	$571	$654	$55	$839	$-	$11,993
Collectively evaluated for impairment	89,768	33,633	131,493	24,887	15,578	8,595	13,354	-	317,308
Ending balance	$95,784	$35,364	$133,620	$25,458	$16,232	$8,650	$14,193	$-	$329,301

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011:

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$541	$447	$38	$37	$11	$48	$132	$-	$1,254
Collectively evaluated for impairment	576	979	931	68	279	165	122	81	3,201
Ending balance	$1,117	$1,426	$969	$105	$290	$213	$254	$81	$4,455

Loans receivable:
Individually evaluated for impairment	$8,260	$1,784	$2,003	$902	$122	$101	$447	$-	$13,619
Collectively evaluated for impairment	88,045	37,872	104,013	16,903	18,322	10,819	12,716	-	288,690
Ending balance	$96,305	$39,656	$106,016	$17,805	$18,444	$10,920	$13,163	$-	$302,309

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table summarizes the activity in loan losses for the year ended December 31, 2012:

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
	(in thousands)
One-to-four family	$1,117	$(2,740)	$4	$3,036	$1,417
Home equity	1,426	(1,084)	158	497	997
Commercial and multifamily	969	(503)	83	(57)	492
Construction and land	105	(222)	-	334	217
Manufactured homes	290	(152)	11	111	260
Other consumer	213	(286)	33	186	146
Commercial business	254	(44)	10	(2)	218
Unallocated	81	-	-	420	501
	$4,455	$(5,031)	$299	$4,525	$4,248

The following table summarizes the activity in loan losses for the year ended December 31, 2011:

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
	(in thousands)
One-to-four family	$909	$(834)	$11	$1,031	$1,117
Home equity	1,480	(1,652)	10	1,588	1,426
Commercial and multifamily	664	(1,353)	96	1,562	969
Construction and land	205	(159)	-	59	105
Manufactured homes	293	(239)	8	228	290
Other consumer	309	(255)	53	106	213
Commercial business	163	(310)	43	358	254
Unallocated	413	-	-	(332)	81
	$4,436	$(4,802)	$221	$4,600	$4,455

Credit Quality Indicators.  Federal regulations provide for the classification of lower quality loans and other assets, such as debt and equity securities, as substandard, doubtful or loss.  An asset is considered substandard if it is inadequately protected by the current net worth and pay capacity of the borrower or of any collateral pledged.  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all the weaknesses of currently existing facts, conditions and values.  Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without establishment of a specific loss reserve is not warranted.

When we classify problem loans as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address the risk specifically (if the loan is impaired) or we may allow the loss to be addressed in the general allowance (if the loan is not impaired).  General allowances represent loss reserves which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets.  When the Company classifies problem loans as a loss, we charge off such assets in the period in which they are deemed uncollectible.  Assets that do not currently expose us to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are classified as either watch or special mention assets.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC, which can order the establishment of additional loss allowances.  Pass rated loans are loans that are not otherwise classified or criticized.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table represents the internally assigned grades as of December 31, 2012 by type of loan:

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:	(in thousands)
Pass	$84,685	$30,927	$130,721	$24,641	$14,898	$8,102	$12,290	$306,264
Watch	8,279	3,064	954	347	1,312	520	1,087	15,563
Special Mention	490	499	595	-	-	-	-	1,584
Substandard	2,329	874	1,350	471	23	28	815	5,890
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$95,784	$35,364	$133,620	$25,458	$16,232	$8,650	$14,193	$329,301

The following table represents the internally assigned grades as of December 31, 2011 by type of loan:

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:	(in thousands)
Pass	$70,392	$31,943	$100,002	$16,087	$16,062	$9,507	$10,331	$254,324
Watch	18,088	6,138	4,048	778	2,260	1,312	2,385	35,009
Special Mention	1,505	183	-	-	-	4	11	1,703
Substandard	6,320	1,392	1,966	940	122	97	436	11,273
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$96,305	$39,656	$106,016	$17,805	$18,444	$10,920	$13,163	$302,309

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Nonaccrual and Past Due Loans.  Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.  Loans are automatically placed on nonaccrual once the loan is three months past due or if, in management’s opinion, the borrower may be unable to meet payment of obligations as they become due, as well as when required by regulatory provisions.

The following table presents the recorded investment in nonaccrual loans as of December 31, by type of loan:

	2012	2011
	(in thousands)
One- to four- family	$1,013	$3,124
Home equity	332	731
Commercial and multifamily	1,106	1,299
Construction and land	471	-
Other consumer	1	-
Commercial business	80	64
Total	$3,003	5,218

The following table represents the aging of the recorded investment in past due loans as of December 31, 2012 by type of loan:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
	(in thousands)
One-to-four family	$2,238	$572	$836	$81	$3,727	$92,057	$95,784
Home equity	886	364	332	-	1,582	33,782	35,364
Commercial and multifamily	-	-	-	-	-	133,620	133,620
Construction and land	243	-	471	-	714	24,744	25,458
Manufactured homes	326	2	-	-	328	15,904	16,232
Other consumer	65	2	1	-	68	8,582	8,650
Commercial business	63	-	80	-	143	14,050	14,193
Total	$3,821	$940	$1,720	$81	$6,562	$322,739	$329,301

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table represents the aging of the recorded investment in past due loans as of December 31, 2011 by type of loan:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
	(in thousands)
One-to-four family	$4,321	$935	$2,683	$-	$7,939	$88,366	$96,305
Home equity	583	176	683	-	1,442	38,214	39,656
Commercial and multifamily	-	-	-	-	-	106,016	106,016
Construction and land	-	123	80	-	203	17,602	17,805
Manufactured homes	327	7	-	-	334	18,110	18,444
Other consumer	172	3	-	-	175	10,745	10,920
Commercial business	669	-	-	-	669	12,494	13,163
Total	$6,072	$1,244	$3,446	$-	$10,762	$291,547	$302,309

Nonperforming Loans.  Loans are considered nonperforming when they are placed on nonaccrual and/or when they are considered to be nonperforming troubled debt restructurings (“TDRs”).  Nonperforming TDRs include TDRs that do not have sufficient payment history to be considered performing or performing TDRs that have become 31 or more days past due.

The following table represents the credit risk profile based on payment activity as of December 31, 2012 by type of loan:

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
(in thousands)
Performing	$94,641	$34,647	$132,273	$24,987	$16,203	$8,642	$13,996	$325,389
Nonperforming	1,143	717	1,347	471	29	8	197	3,912
Total	$95,784	$35,364	$133,620	$25,458	$16,232	$8,650	$14,193	$329,301

The following table represents the credit risk profile based on payment activity as of December 31, 2011 by type of loan:

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
(in thousands)
Performing	$91,904	$38,783	$104,797	$17,725	$18,444	$10,856	$13,163	$295,672
Nonperforming	4,401	873	1,219	80	-	64	-	6,637
Total	$96,305	$39,656	$106,016	$17,805	$18,444	$10,920	$13,163	$302,309

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

The following table presents loans individually evaluated for impairment as of December 31, 2012 by type of loan:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(in thousands)
One-to-four family	$2,521	$2,826	$-	$2,549	$124
Home equity	949	1,132	-	792	39
Commercial and multifamily	1,883	1,883	-	1,898	81
Construction and land	495	608	-	592	19
Manufactured homes	67	67	-	70	5
Other consumer	9	49	-	13	2
Commercial business	682	682	-	800	10
Total	$6,606	$7,247	$-	$6,714	$280

With an allowance recorded:
One-to-four family	$3,495	$3,651	$392	$4,902	$142
Home equity	782	782	247	1,117	35
Commercial and multifamily	244	244	70	290	9
Construction and land	76	76	25	119	4
Manufactured homes	587	587	117	670	43
Other consumer	46	46	22	91	3
Commercial business	157	196	145	203	8
Total	$5,387	$5,582	$1,018	$7,392	$244

Totals:
One-to-four family	$6,016	$6,477	$392	$7,451	$266
Home equity	1,731	1,914	247	1,909	74
Commercial and multifamily	2,127	2,127	70	2,188	90
Construction and land	571	684	25	711	23
Manufactured homes	654	654	117	740	48
Other consumer	55	95	22	104	5
Commercial business	839	878	145	1,003	18
Total	$11,993	$12,829	$1,018	$14,106	$524

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table presents loans individually evaluated for impairment as of December 31, 2011 by type of loan:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(in thousands)
One-to-four family	$3,104	$3,104	$-	$2,338	$80
Home equity	773	773	-	641	17
Commercial and multifamily	1,784	1,784	-	1,151	3
Construction and land	779	785	-	195	39
Manufactured homes	-	-	-	42	-
Other consumer	14	55	-	44	3
Commercial business	233	233	-	135	2
Total	$6,687	$6,734	$-	$4,546	$144

With an allowance recorded:
One-to-four family	$5,156	$5,280	$541	$3,819	$110
Home equity	1,011	1,038	447	864	11
Commercial and multifamily	219	219	38	1,847	6
Construction and land	123	178	37	112	8
Manufactured homes	122	122	11	97	13
Other consumer	87	87	48	52	2
Commercial business	214	214	132	178	3
Total	$6,932	$7,138	$1,254	$6,969	$153

Totals:
One-to-four family	$8,260	$8,384	$541	$6,157	$190
Home equity	1,784	1,811	447	1,505	28
Commercial and multifamily	2,003	2,003	38	2,998	9
Construction and land	902	963	37	307	47
Manufactured homes	122	122	11	139	13
Other consumer	101	142	48	96	5
Commercial business	447	447	132	313	5
Total	$13,619	$13,872	$1,254	$11,515	$297

Forgone interest on nonaccrual loans was $269,000 and $306,000 at December 31, 2012 and 2011, respectively.  There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual, TDR or impaired at December 31, 2012 and 2011.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Troubled debt restructurings.  Loans classified as TDRs totaled $7.7 million and $6.9 million at December 31, 2012 and 2011, respectively.  A troubled debt restructuring is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

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

Combination Modification:  Any other type of modification, including the use of multiple categories above.

The following table presents new TDRs by type of modification that occurred during the year ended December 31, 2012:

	Twelve months ended December 31, 2012
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
		(in thousands)
One- to- four family	3	$-	$-	$-	$673	$673
Home equity	1	-	-	-	116	116
Commercial and multifamily	2	-	-	-	422	422
Commercial business	3	-	-	-	564	564
Total	9	$-	$-	$-	$1,775	$1,775

The following table presents new TDRs by type of modification that occurred during the year ended December 31, 2011:

	Twelve months ended December 31, 2011
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
		(in thousands)
One- to- four family	5	$1,350	$-	$-	$-	$1,350
Home equity	2	391	-	-	-	391
Commercial and multifamily	3	1,963	-	-	-	1,963
Commercial business	1	26	-	-	-	26
Other consumer	1	4	-	-	-	4
Total	12	$3,734	$-	$-	$-	$3,734

There were no post-modification changes for the recorded investment in loans that were recorded as a result of the TDRs for the years ended December 31, 2012 and 2011.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table represents financing receivables modified as TDRs within the previous 12 months for which there was a payment default during the twelve months ended December 31, 2012 and 2011:

	2012	2011
	(in thousands)
One- to four- family	$673	$2,882
Home equity	116	955
Commercial and multifamily	241	1,357
Construction and land	-	80
Commercial business	540	26
Total	$1,570	$5,300

For the preceding table, a loan is considered in default when a payment is 31 days past due.  None of the defaults have reached 90 days past due, but one commercial real estate loan was on nonaccrual at December 31, 2012.

The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified in troubled debt restructurings.  All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the allowance for loan losses.

In the ordinary course of business, the Company makes loans to its directors and officers.  Certain loans to directors, officers, and employees are offered at discounted rates as compared to other customers as permitted by federal regulations.  Employees, officers, and directors are eligible for mortgage loans with an adjustable rate that resets annually to 1% over the rolling cost of funds.  Employees and officers are eligible for consumer loans that are 1% below the market loan rate at the time of origination.  Director and officer loans are summarized as follows:

	December 31,
	2012	2011
	(in thousands)
Balance, beginning of period	$5,376	$5,695
Advances	417	1,269
Repayments	(301)	(1,588)
Balance, end of period	$5,492	$5,376

At December 31, 2012 and 2011, respectively, loans totaling $1.1 million and $1.5 million represent real estate secured loans that had current loan-to-value ratios above supervisory guidelines.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 7 – Mortgage Servicing Rights

The unpaid principal balances of loans serviced for Federal National Mortgage Association (FNMA) at December 31, 2012 and 2011, totaled approximately $365.7 million and $393.1 million, respectively, and are not included in the Company’s financial statements.

A summary of the change in the balance of mortgage servicing assets is as follows (in thousands):

	Year Ended December 31,
	2012	2011
Beginning balance, at fair value	$2,437	$3,200
Servicing rights that result from transfers of financial assets	880	539
Changes in fair value:
Due to changes in model inputs or assumptions(1)	53	(422)
Other(2)	(1,064)	(880)
Ending balance, at fair value	$2,306	$2,437
__________________
(1) Represents changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates
(2) Represents changes due to collection or realization of expected cash flows over time.

The key economic assumptions used in determining the fair value of mortgage servicing rights are as follows:

	At December 31,
	2012	2011
Prepayment speed (PSA)	357%	342%
Weighted-average life (years)	4.1	3.5
Yield to maturity discount rate	10.0%	9.0%

The amount of contractually specified servicing, late and ancillary fees earned, recorded in mortgage servicing income on the Consolidated Statements of Income was $550,000 and $418,000, respectively, for the years ended December 31, 2012 and 2011.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 8 – Premises and Equipment

Premises and equipment are summarized as follows:

	At December31,
	2012	2011
	(in thousands)
Leasehold improvements	$2,874	$2,790
Furniture and equipment	1,846	1,650
	4,720	4,440
Accumulated depreciation and amortization	(2,464)	(2,055)
	$2,256	$2,385

Depreciation and amortization expense for the years ended December 31, 2012 and 2011 amounted to $394,000 and $374,000 respectively.

The Company leases office space in several buildings. Generally, operating leases contain renewal options and provisions requiring the Company to pay property taxes and operating expenses over base period amounts. All rental payments are dependent only upon the lapse of time.

Minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Year ending
December 31,	Amount
(in thousands)
2013	$806
2014	764
2015	722
2016	677
2017	369
Thereafter	881
$4,220

The total rental expense for the years ended December 31, 2012 and 2011 for all facilities leased under operating leases was approximately $780,000 and $763,000, respectively.

Note 9 – Other Real Estate Owned and Repossessed Assets

The following table presents activity related to OREO and other repossessed assets for the periods shown:

	Year ended December 31,
	2012	2011
	(in thousands)
Beginning balance	$2,821	$2,625
Additions to OREO and repossessed assets	2,597	3,641
Capitalized improvements	418	221
Paydowns/Sales	(3,019)	(2,702)
Write-downs/Losses	(314)	(964)
	$2,503	$2,821

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 10- Deposits

A summary of deposit accounts with the corresponding weighted average cost of funds are presented below (dollar amounts in thousands):

	As of December 31, 2012		As of December 31, 2011
	Deposit Balance	Wtd Avg Rate	Deposit Balance	Wtd Avg Rate
Checking (noninterest)	$31,427	0.00%	$26,907	0.00%
NOW (interest)	28,540	0.10	22,332	0.09
Savings	27,174	0.08	22,092	0.10
Money market	86,149	0.32	95,029	0.58
Time deposits	134,986	1.33	129,968	1.53
Escrow(1)	3,807	0.00	3,669	0.00
Total	$312,083	0.69%	$299,997	0.87%
_____________________
(1) Escrow balances shown in noninterest-bearing deposits on the consolidated balance sheets

Scheduled maturities of time deposits at December 31, 2012 are as follows:

YEAR ENDING
DECEMBER 31,	AMOUNT
(in thousands)
2013	$73,477
2014	37,584
2015	6,738
2016	6,800
Thereafter	10,387
$134,986

Savings accounts, checking accounts, money market accounts, and individual retirement savings accounts have no contractual maturity.  Certificate accounts have maturities of five years or less.

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2012 and 2011 was approximately $82.5 million and $74.9 million, respectively.  Deposits in excess of $250,000 are not federally insured, except for non-interest demand deposits, which were fully insured until December 31, 2012.

Deposits from related parties held by the Company at December 31, 2012 and 2011, respectively, were $7.3 million and $7.3 million.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 11 – Borrowings

The Company utilizes a loan agreement with the FHLB of Seattle. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial and multifamily portfolio based on the outstanding balance.  At December 31, 2012, the amount available to borrow under this agreement was approximately 35% of total assets, or up to $133.4 million, subject to the availability of eligible collateral.  Based on eligible collateral, the total amount available under this agreement as of December 31, 2012 and December 31, 2011 was $90.7 million and $83.5 million, respectively.  The Company had outstanding borrowings under this arrangement of $21.9 million and $8.5 million at December 31, 2012 and 2011, respectively.  Additionally, the Company had outstanding letters of credit from the FHLB with a notional amount of $31.5 million and $24.0 million at December 31, 2012 and December 31, 2011, respectively, to secure public deposits.  The net remaining amount available as of December 31, 2012 and December 31, 2011, was $37.3 million and $51.0 million, respectively.

Contractual principal repayments and the weighted average interest rate at the balance sheet date noted below are as follows:

Year Ending	Amount	Weighted Average Interest Rate
December 31,	(dollars in thousands)
	$19,643	0.97%
2013	643	2.47
2014	643	2.47
2015	643	2.47
2016	292	2.47
Total	21,864	1.12%

The Company participates in the Federal Reserve Bank (“FRB”) Borrower-in-Custody program, which gives the Company access to the discount window.  The terms of the program call for a pledge of specific assets.  The Company had unused borrowing capacity of $11.8 million and $21.9 and no outstanding borrowings under this program at December 31, 2012 and 2011, respectively.

The Company has access to an unsecured line of credit from the Pacific Coast Banker’s Bank.  The line has a two-year term maturing on June 30, 2014 and is renewable biannually.  As of December 31, 2012, the amount available under this line of credit was $2.0 million.  There was no balance on this line of credit as of December 31, 2012 and 2011, respectively.  The following table summarizes our borrowings for the years ended December 31, 2012 and 2011, respectively:

	For the year ended December 31,
	2012	2011
	(dollars in thousands)
Maximum balance
FHLB advances	$21,864	$24,596
FRB advances	$-	$-
Average balances
FHLB advances	$8,901	$14,249
FRB advances	$-	$-
Weighted average interest rate
FHLB advances	2.02%	1.97%
FRB advances	NM	NM

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 12 – Fair Value Measurements

The following table presents estimated fair values of the Company’s financial statements as of December 31, 2012 and 2011, whether or not recognized or recorded at fair value:

	December 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
Description	Amount	Value	Amount	Value
Financial assets:	(in thousands)
Cash and cash equivalents	$12,727	$12,727	$17,031	$17,031
Available for sale securities	22,900	22,900	2,992	2,992
FHLB Stock	2,401	2,401	2,444	2,444
Loans held for sale	1,725	1,725	1,807	1,807
Loans, net	322,496	327,078	295,641	297,758
Accrued interest receivable	1,280	1,280	1,234	1,234
Bank-owned life insurance, net	7,220	7,220	6,981	6,981
Mortgage servicing rights	2,306	2,306	2,437	2,437

Financial liabilities:
Non-maturity deposits	177,097	177,097	170,029	170,029
Time deposits	134,986	134,007	129,968	130,655
Borrowings	21,864	21,708	8,506	8,451
Accrued interest payable	83	83	84	84
Advance payments from borrowers for taxes and insurance	331	331	291	291

The following table presents information about the level in the fair value hierarchy for the Company’s financial assets and liabilities that are not measured at fair value as of December 31, 2012:

	Fair Value at December 31, 2012
Description	Total	Level 1	Level 2	Level 3
Financial assets:	(in thousands)
Cash and cash equivalents	$12,727	$12,727	$-	$-
Available for sale securities	$22,900	-	20,127	2,773
FHLB Stock	2,401	-	-	2,401
Loans held for sale	1,725	-	1,725	-
Loans, net	327,078	-	-	327,078
Accrued interest receivable	1,280	1,280	-	-
Bank owned life insurance, net	7,220	-	7,220	-
Mortgage servicing rights	2,306	-	-	2,306

Financial liabilities:
Non-maturity deposits	177,097	-	177,097	-
Time deposits	134,007	-	134,007	-
Borrowings	21,708	-	21,708	-
Accrued interest payable	83	-	83	-
Advance payments from borrowers for taxes and insurance	331	-	331	-

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table presents the balance of assets measured at fair value on a recurring basis as of December 31, 2012 and 2011:

	Fair Value at December 31, 2012
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Agency mortgage-backed securities	$20,127	-	$20,127	-
Non-agency mortgage-backed securities	2,773	-	-	2,773
Mortgage servicing rights	2,306	-	-	2,306

	Fair Value at December 31, 2011
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Agency mortgage-backed securities	$59	$-	$59	$-
Non-agency mortgage-backed securities	2,933	-	-	2,933
Mortgage servicing rights	2,437	-	-	2,437

For the year ended December 31, 2012 there were no transfers between Level 1 and Level 2.  There were $2.8 million in transfers between Level 2 and Level 3.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2012:

Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	329-550% (357%)
		Discount rate	8-12% (10%)

Non-agency mortgage-backed securities	Discounted cash flow	Discount rate	7%-9% (8%)

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
	(in thousands)
Beginning balance, at fair value	$2,933	$4,480
OTTI impairment losses	(164)	(96)
Sales and principal payments	(501)	(1,509)
Change in unrealized loss	505	58
Ending balance, at fair value	$2,773	$2,933

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Mortgage servicing rights are measured at fair value using significant unobservable input (Level 3) on a recurring basis and a reconciliation of this asset can be found in Note 7 – Mortgage Servicing Rights.

The following table presents the balance of assets measured at fair value on a nonrecurring basis and the total losses resulting from these fair value adjustments (in thousands):

	Fair Value at December 31, 2012				Year Ended December 31, 2012
Description	Total	Level 1	Level 2	Level 3	Total Losses
	(in thousands)
OREO and repossessed assets	$2,503	-	-	$2,503	$921
Impaired loans	11,993	-	-	11,993	5,031

	Fair Value at December 31, 2011				Year Ended December 31, 2011
Description	Total	Level 1	Level 2	Level 3	Total Losses
	(in thousands)
OREO and repossessed assets	$2,821	$-	$-	$2,821	$964
Impaired loans	13,619	-	-	13,619	4,802

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at December 31, 2012 or December 31, 2011.

The following table provides a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at December 31, 2012:

Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Market approach	Adjusted for difference between comparable sales	0-44% (12%)

Impaired loans	Market approach	Adjusted for difference between comparable sales	0-100% (7%)

A description of the valuation methodologies used for impaired loans and OREO is as follows:

Impaired Loans - The fair value of collateral dependent loans is based on the current appraised value of the collateral or internally developed models utilizing a calculation of expected discounted cash flows which contain management’s assumptions.

OREO and Repossessed Assets – The fair value of OREO and repossessed assets is based on the current appraised value of the collateral or internally developed models utilizing a calculation of expected discounted cash flows which contain management’s assumptions.

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and cash equivalents, accrued interest receivable and payable, and advance payments from borrowers for taxes and insurance - The estimated fair value is equal to the carrying amount.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

 AFS Securities – AFS securities are recorded at fair value based on quoted market prices, if available.  If quoted market prices are not available, management utilizes third-party pricing services or broker quotations from dealers in the specific instruments.  Level 2 securities include those traded on an active exchange, as well as U.S. government and its agencies securities.  Level 3 securities include private label mortgage-backed securities.

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At December 31, 2012 and 2011, loans held for sale were carried at cost.

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

Mortgage Servicing Rights –The fair value of mortgage servicing rights is determined though a discounted cash flow analysis, which uses interest rates, prepayment speeds, discount rates,  and delinquency rate assumptions as inputs.

FHLB stock - The estimated fair value is equal to the par value of the stock, which approximates fair value.

Bank-owned Life Insurance - The estimated fair value is equal to the cash surrender value of policies, net of surrender charges.

Deposits - The estimated fair value of deposit accounts (savings, demand deposit, and money market accounts) is the carrying amount. The fair values of fixed-maturity time certificates of deposit are estimated by discounting the estimated cash flows using the current rate at which similar certificates would be issued.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 13 – Earnings Per Common Share

Earnings per common share are summarized in the following table (all figures in thousands except earnings per share):

	Years Ended December 31,
	2012	2011
Net income	$2,640	$1,551
Less net income attributable to participating securities(1)	25	14
Net income available to common shareholders	$2,615	$1,537

Weighted average number of shares outstanding, basic	2,586	2,582
Effect of potentially dilutive common shares(2)	33	26
Weighted average number of shares outstanding, diluted	2,619	2,608

Earnings per share, basic	$1.01	$0.60
Earnings per share, diluted	$1.00	$0.59
___________________
(1) Represents dividends paid and undistributed earnings allocated to non-vested restricted stock awards.
(2) Represents the effect of the assumed exercise of warrants, assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the year ended December 31, 2012 were 27,000.  There were no shares considered anti-dilutive for the year ended December 31, 2011.

Note 14 – Employee Benefits

The Company has a 401(k) pension plan that allows employees to defer a portion of their salary into the 401(k) plan.  The Company matches a portion of employees’ salary deferrals.  Pension costs are accrued and funded on a current basis.  The Company contributed $19,000 and $68,000 to the plan for the years ended December 31, 2012 and 2011, respectively.

The Company also offers a deferred compensation plan for designated senior managers, which provides benefits payable at age 65.  Under certain circumstances, benefits are payable to designated beneficiaries.  Contributions to the plan are discretionary, and monies set aside to fund the plan are currently held in certificate of deposit accounts at the Company and at December 31, 2012 and 2011 approximated $108,000 and $141,000, respectively.  The Company made no contributions to the plan for the year ended December 31, 2012 and a $20,000 contribution to the plan for the year ended December 31, 2011.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Effective in 2007, the board of directors adopted a supplemental executive retirement plan (“SERP”) to provide certain members of senior management with additional retirement income.  These payments are subject to a non-compete clause.  The SERP is an unfunded, non-contributory defined benefit plan evidenced by an Executive Long Term Compensation Agreement (“Agreement”) between the recipients and the Company.  The SERP is subject to a vesting schedule and payments do not begin until after retirement. The SERP provides for earlier payments in the event of death or disability. In the event of an involuntary termination without cause or a change in control of the Company, the recipients are entitled immediately to the accrued liability under the SERP (with any applicable cutback for payments after a change in control as required by Section 280(G) of the Internal Revenue Code). As of December 31, 2012 and 2011, the accrued liability for the SERP was $571,000 and $403,000, respectively, and is included in other liabilities on the consolidated balance sheets.  The expense was $168,000 for the year ended December 31, 2012 and a reduction of expense of $149,000 was recognized for the year ended December 31, 2011.

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

As of December 31, 2012, on an adjusted basis, awards for stock options totaling 123,906 shares and awards for restricted stock totaling 24,747 shares of Company common stock have been granted, net of any forfeitures, to participants in the Plan.  During the years ended December 31, 2012 and 2011, share-based compensation expense totaled $163,000 and $132,000, respectively.  All of the awards vest in 20 percent annual increments commencing one year from the grant date.  The options are exercisable for a period of 10 years from the date of grant, subject to vesting.

The following is a summary of the Company’s stock option plan awards during the period ended December 31, 2012:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
	(all figures shown as actual)
Outstanding at the beginning of the year	97,492	$9.07	6.57	$-
Granted	26,414	8.94	6.33
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2012	123,906	$8.94	6.33	$180,903
Exercisable	61,682	$9.07	5.56	$82,037
Expected to vest, assuming a 0% forfeiture rate over the vesting term	123,906	$8.94	6.33	$180,903

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

As of December 31, 2012, there was $134,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  The cost is expected to be recognized over the remaining weighted-average vesting period of 2.1 years.

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

The fair value of options granted during 2012 was determined using the following weighted-average assumptions as of the grant date.

Annual dividend yield	0.00%
Expected volatility	28.97%
Risk-free interest rate	1.46%
Expected term	7.5 years
Weighted-average grant date fair value per option granted	$2.94

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following is a summary of the Company’s non-vested restricted stock awards for the year ended December 31, 2012:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
	(all figures shown as actual)
Non-vested at January 1, 2012	22,706	$8.41
Granted	9,607	$8.48
Vested	(7,566)	$8.41
Forfeited	-
Expired	-	-
Non-vested at December 31, 2012	24,747	$8.44	$10.40

Expected to vest assuming a 0% forfeiture rate over the vesting term	24,747	$8.44	$10.40

The aggregate intrinsic value of the non-vested restricted stock options as of December 31, 2012 was $257,000.

As of December 31, 2012, there was $101,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plan remaining.  The cost is expected to be recognized over the weighted-average vesting period of 2.1 years.

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company.  In August 2012, in conjunction with the Conversion, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company.  Both loans are being repaid principally by the Bank through contributions to the ESOP over a period of ten years.  The interest rate on the loans is fixed at 4.0% and 2.25%, per annum, respectively.  As of December 31, 2012, the remaining balances of the ESOP loans were $638,000 and $1.0 million, respectively.

Neither the loan balances nor the related interest expense are reflected on the condensed consolidated financial statements.

At December 31, 2012, the ESOP was committed to release 21,443 shares of the Company’s common stock to participants and held 152,572 unallocated shares remaining to be released in future years.  The fair value of the 202,755 restricted shares held by the ESOP trust was $2.1 million at December 31, 2012.  ESOP compensation expense included in salaries and benefits was $216,000 and $85,000 for the years ended December 31, 2012 and 2011, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 15 – Income Taxes

The provision for income taxes is as follows:

	At December 31,
	2012	2011
	(in thousands)
Current	$1,069	$433
Deferred	162	215
Total tax expense	$1,231	$648

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

Provision at statutory rate	$1,316	$747
Tax-exempt income	(101)	(106)
Other	16	7
	$1,231	$648

Federal Tax Rate	34.0%	34.0%
Tax exempt rate	-2.6%	-4.9%
Other	0.4%	0.3%
Effective tax rate	31.8%	29.4%

Components of the Company’s deferred tax assets are as follows:

Deferred tax assets
Deferred compensation and supplemental retirement	$255	$209
Other, net	27	161
OREO Write downs	140	-
Unrealized loss on securities	256	340
Nonaccrual interest	5	-
Equity based compensation	66	47
Allowance for loan losses	408	755
Total deferred tax assets	1,157	1,512
Deferred tax liabilities
Prepaid expenses	(55)	(55)
FHLB stock dividends	(142)	(142)
Depreciation	(13)	(3)
Intangible assets	(9)	(30)
Deferred loan costs	(170)	(268)
Total deferred tax liabilities	(389)	(498)
Net deferred tax asset	$768	$1,014

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

As of December 31, 2012, the Company had no unrecognized tax benefits.  The Company recognizes interest accrued and penalties related to unrecognized tax benefits in “Provision for income taxes” in the Consolidated Statements of Income.  During the years ended December 31, 2012 and 2011, the Company recognized no interest and penalties.

The Company or its subsidiary files an income tax return in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2009.

Note 16 – Minimum Regulatory Capital Requirements

The Bank is subject to minimum capital requirements imposed by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements.  Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by the regulators about risk components, asset risk weighting and other factors.

Based on its capital levels at December 31, 2012, Sound Community Bank exceeded these regulatory requirements as of that date and continues to exceed them as of the date of this filing.  Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the federal banking agencies.  Management monitors the capital levels of the Bank to provide for current and future business opportunities and to maintain the Bank’s “well-capitalized” status.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and Tier 1 capital to average assets (as defined in the regulations).  Management believes that, as of December 31, 2012 and 2011, the Bank meets all capital adequacy requirements to which it is subject.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The Bank’s actual capital amounts (in thousands) and ratios as of December 31, 2012 and 2011 are presented in the following table:

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2012
Tier 1 Capital to total adjusted assets(1)	$38,556	10.12%	$15,243	≥	4.0%	$19,054	≥	5.0%
Tier 1 Capital to risk-weighted assets(2)	$38,556	13.35%	$11,553	≥	4.0%	$17,329	≥	6.0%
Total Capital to risk-weighted assets(2)	$42,175	14.60%	$23,106	≥	8.0%	$28,882	≥	10.0%
As of December 31, 2011
Tier 1 Capital to total adjusted assets(3)	$28,283	8.33%	$13,588	≥	4.0%	$16,985	≥	5.0%
Tier 1 Capital to risk-weighted assets(4)	$28,283	10.78%	$10,498	≥	4.0%	$15,747	≥	6.0%
Total Capital to risk-weighted assets(4)	$31,564	12.03%	$20,995	≥	8.0%	$26,244	≥	10.0%
__________________
(1)  Based on total adjusted assets of $381,083 at December 31, 2012.
(2)  Based on risk-weighted assets of $288,821 at December 31, 2012.
(3)  Based on total adjusted assets of $339,691 at December 31, 2011.
(4)  Based on risk-weighted assets of $262,443 at December 31, 2011.

Regulatory capital levels reported above differ from the Bank’s total capital, computed in accordance with accounting principles generally accepted in the United States as follows:

	2012	2011
	(in thousands)
Equity	$38,813	$28,237
Accumulated other comprehensive loss	496	659
Core deposit intangible	(753)	(613)
Total Tier 1 capital	$38,556	$28,283

Allowance for loan and lease losses, limited to 1.25% of risk-weighted assets	3,619	3,281
Total capital	$42,175	$31,564

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The Company is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999, subject to the supervision of, and regulation by, the Federal Reserve.  The Bank is a Washington state chartered commercial bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”), and is subject to the supervision and regulation of the Washington Department of Financial Institutions and the FDIC. As of December 31, 2012, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. The Company is not subject to the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's regulatory capital category.

Note 17 – Concentrations of Credit Risk

Most of the Company’s business activity is with customers located in the state of Washington. A substantial portion of the loan portfolio is represented by real estate loans throughout western Washington. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the area. Loans to one borrower are limited by federal banking regulations to 15% of the Company’s equity, excluding accumulated other comprehensive loss.

Note 18 – Commitments and Contingent Liabilities

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally represent a commitment to extend credit in the form of loans. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, is represented by the contractual notional amount of those instruments.  The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

Financial instruments whose contract amount represents credit risk were as follows:

	At December 31,
	2012	2011
	(in thousands)
Commitments to make loans	$5,075	$2,229
Undisbursed portion of loans closed	13,693	4,875
Unused lines of credit	30,224	27,563
Irrevocable letters of credit	578	578
Total loan commitments	$49,570	$35,245

At December 31, 2012, fixed rate loan commitments totaled $5.1 million and had a weighted average interest rate of 3.4%. At December 31, 2011, fixed rate loan commitments totaled $2.2 million and had a weighted average interest rate of 3.8%.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Commitments for credit may expire without being drawn upon.  Therefore, the total commitment amount does not necessarily represent future cash requirements of the Company.  These commitments are not reflected in the financial statements.

In the ordinary course of business, the Company sells loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan.  The defects are categorized as documentation errors, underwriting errors, early payment defaults, and fraud.  When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred.  If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained.  If there are not defects, the Company has no commitment to repurchase the loan.  As of December 31, 2012 and 2011, the maximum amount of these guarantees totaled $365.7 million and $393.1 million, respectively.  These amounts represent the unpaid principal balances of the Company’s loans serviced for others’ portfolios.  There were three loans totaling $440,000 repurchased for the year ended December 31, 2012 and no loans repurchased for the year ended December 31, 2011.

The Company pays certain medical, dental, prescription, and vision claims for its employees, on a self-insured basis.  The Company has purchased stop-loss insurance to cover claims that exceed stated limits and has recorded estimated reserves for the ultimate costs for both reported claims and claims incurred but not reported, which are not considered significant at December 31, 2012 and 2011.

At various times, the Company may be the defendant in various legal proceedings arising in connection with its business. It is the opinion of management that the financial position and the results of operations of the Company will not be materially adversely affected by the outcome of these legal proceedings and that adequate provision has been made in the accompanying consolidated financial statements.

PART III

Item 9.                        Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2012, was carried out under the supervision and with the participation of the our Chief Executive Officer, Chief Financial Officer and several other members of our senior management team within the 90-day period preceding the filing of this annual report.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We intend to continually review and evaluate the design and effectiveness of the Company's disclosure controls and procedures and to improve the Company's controls and procedures over time and to correct any deficiencies that we may discover in the future.  The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business.  While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

(b)	Internal Control Over Financial Reporting

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Sound Financial Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls.  Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

Federal law does not require that this annual report include an attestation of our independent registered public accounting firm regarding internal control over financial reporting.

(c)	Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

Information concerning the Company’s directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2013, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company and the Bank is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2013, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Section 16(a) Beneficial Ownership and Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of Sound Financial Bancorp’s common stock to report to the SEC their initial ownership of Sound Financial Bancorp’s common stock and any subsequent changes in that ownership.  Specific due dates for these reports have been established by the SEC, and Sound Financial Bancorp is required to disclose in its proxy statement any late filings or failures to file.  To our knowledge, based solely on a review of the copies of reports furnished to us and written representations relative to the filing of certain forms, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were met for transactions in our common stock during 2012.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and person performing similar functions, and to all of our other employees and our directors.  You may obtain a copy of the code of ethics free of charge by writing to the Corporate Secretary of Sound Financial Bancorp, 2005 5th Avenue, Suite 200, Seattle, Washington, 98121 or by calling (206) 448-0884.  In addition, the code of ethics is available on our website at www.soundcb.com under “Investor Relations – Governance.”

Corporate Governance

Nominating Procedures.  There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors since last disclosed to shareholders.

Audit Committee and Audit Committee Financial Expert. Sound Financial Bancorp has an Audit Committee that is appointed by the Board of Directors to provide assistance to the Board in fulfilling its oversight responsibility relating to the integrity of our consolidated financial statements and the financial reporting processes, the systems of internal accounting and financial controls, compliance with legal and regulatory requirements, the annual independent audit of our consolidated financial statements, the independent auditors’ qualifications and independence, the performance of our internal audit function and independent auditors and any other areas of potential financial risk to Sound Financial Bancorp specified by its Board of Directors.  The Audit Committee also is responsible for the appointment, retention and oversight of our independent auditors, including pre-approval of all audit and non-audit services to be performed by the independent auditors.  The Audit Committee is comprised of Directors Riojas (chair), Haddad and Jones, each of whom is “independent” as that term is defined for audit committee members in the Nasdaq Rules.  The Board of Directors has determined that Director Jones is an “audit committee financial expert” as defined in Item 407(e) of Regulation S-K of the Securities and Exchange Commission and that all of the Audit Committee members meet the financial literacy requirements under the Nasdaq listing standards.  Additional information concerning the Audit Committee is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2013 (except for information contained under the heading “Report of the Audit Committee”), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 11.  Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2013 (except for information contained under the heading “Report of the Audit Committee”), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2013, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Equity Compensation Plan Information.  The following table sets forth information as of December 31, 2012, with respect to compensation plans under which shares of common stock were issued, adjusted to reflect the 0.87423 Conversion exchange ratio.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan

Equity Incentive Plan approved by security holders	123,906	$8.94	2,380	(1)

Equity Incentive Plan not approved by security holders	---	---	--

(1)	Consists of stock options and stock appreciation rights covering up to 0 shares of common stock and restricted stock and restricted stock units covering up to 2,380 shares of common stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2013, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 14.  Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2013 (except for information contained under the heading “Report of the Audit Committee”) a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

The following are contained in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2012 and 2011
Consolidated Statements of Income for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

(a)(2) List of Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3) List of Exhibits:

See Exhibit Index following signature page.

(b)  Exhibits - See Exhibit Index following signature page.

(c)  Financial Statements Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: April 1, 2013	By:	/s/ Laura Lee Stewart
Laura Lee Stewart, President and Chief Executive Officer
(Duly Authorized Representative)

POWER OF ATTORNEY

We, the undersigned officers and directors of Sound Financial Bancorp, Inc., hereby severally and individually constitute and appoint Laura Lee Stewart and Matthew P. Deines, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Laura Lee Stewart	/s/ Tyler K. Myers
Laura Lee Stewart, President and Director	Tyler K. Myers, Chairman of the Board
(Principal Executive Officer)	Date: April 1, 2013
Date: April 1, 2013

/s/ David S. Haddad, Jr.	/s/ Robert F. Carney
David S. Haddad, Jr., Director	Robert F. Carney, Director
Date: April 1, 2013	Date: April 1, 2013

/s/ Debra Jones	/s/ Milton L. McMullen
Debra Jones, Director	Milton L. McMullen, Director
Date: April 1, 2013	Date: April 1, 2013

/s/ Rogelio Riojas	/s/ James E. Sweeney
Rogelio Riojas, Director	James E. Sweeney, Director
Date: April 1, 2013	Date: April 1, 2013

/s/ Matthew P. Deines
Matthew P. Deines, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: April 1, 2013

EXHIBIT INDEX
Exhibits:
2.0	Plan of Conversion and Reorganization (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 30, 2012 (File No. 000-52889))
3.1	Articles of Incorporation of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on March 27, 2012 (File No. 333-180385))
3.2	Bylaws of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on March 27, 2012 (File No. 333-180385))
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

10.9	Summary of Director Board Fee Arrangements (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 2011 (File No. 000-52889))
10.10	2008 Equity Incentive Plan (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 2009 (File No. 000-52889))
10.11
Forms of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock Agreements under the 2008 Equity Incentive Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 29, 2009 (File No. 000-52889))

10.12	Summary of Annual Bonus Plan (incorporated herein by reference to the Registration Statement on Form SB-2 filed with the SEC on September 20, 2007 (File No. 333-146196))
11	Statement re computation of per share earnings (See Note 13 of the Notes to Consolidated Financial Statements contained in Item 8, Part II of this Annual Report on Form 10-K.)
21	Subsidiaries of Registrant (incorporated herein by reference to the Registration Statement on Form SB-2 filed with the SEC on September 20, 2007 (File No. 333-146196))
23	Consent of Moss Adams LLP
24	Power of Attorney (set forth on signature page)
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification