Form 10-Q
period 2013-03-31
Sound Financial Bancorp, Inc.
filed 2013-05-15
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

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

As of May 15, 2013, there were 2,587,544 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share amounts)

ASSETS	March 31, 2013	December 31, 2012
Cash and cash equivalents	$8,795	$12,727
Available-for-sale securities, at fair value	19,713	22,900
Federal Home Loan Bank (FHLB) stock, at cost	2,379	2,401
Loans held for sale	2,083	1,725
Loans	338,866	326,744
Less allowance for loan losses	(4,046)	(4,248)
Total Loans, net	334,820	322,496

Accrued interest receivable	1,303	1,280
Bank-owned life insurance, net	10,798	7,220
Other real estate owned (“OREO”) and repossessed assets, net	2,453	2,503
Mortgage servicing rights, at fair value	2,396	2,306
Premises and equipment, net	2,280	2,256
Other assets	3,636	3,230
Total assets	$390,656	$381,044

LIABILITIES
Deposits
Interest-bearing	281,698	276,849
Noninterest-bearing demand	35,029	35,234
Total deposits	316,727	312,083

Borrowings	25,703	21,864
Accrued interest payable	78	83
Other liabilities	3,223	3,226
Advance payments from borrowers for taxes and insurance	585	331
Total liabilities	346,316	337,587

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,587,544 shares issued and outstanding as of March 31, 2013 and December 31, 2012	26	26
Additional paid-in capital	24,832	24,789
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(1,598)	(1,598)
Retained earnings	21,533	20,736
Accumulated other comprehensive loss, net of tax	(452)	(496)
Total stockholders’ equity	44,341	43,457
Total liabilities and stockholders’ equity	$390,657	$381,044

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
INTEREST INCOME	2013	2012
Loans, including fees	$4,504	$4,508
Interest and dividends on investments, cash and cash equivalents	132	55
Total interest income	4,636	4,563

INTEREST EXPENSE
Deposits	501	546
Borrowings	68	55
Total interest expense	569	601

NET INTEREST INCOME	4,067	3,962
PROVISION FOR LOAN LOSSES	250	1,500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,817	2,462

NONINTEREST INCOME
Service charges and fee income	598	550
Earnings on cash surrender value of bank-owned life insurance	78	66
Mortgage servicing income	127	177
Fair value adjustment on mortgage servicing rights	135	384
Other-than-temporary impairment losses on securities	(19)	(91)
Net gain on sale of loans	447	251
Total noninterest income	1,366	1,337

NONINTEREST EXPENSE
Salaries and benefits	1,687	1,283
Operations	967	582
Regulatory assessments	100	122
Occupancy	299	310
Data processing	288	242
Net loss on OREO and repossessed assets	675	469
Total noninterest expense	4,016	3,008

INCOME BEFORE PROVISION FOR INCOME TAXES	1,167	791
PROVISION FOR INCOME TAXES	370	245
NET INCOME	$797	$546

Earnings per common share
Basic	$0.31	$0.21
Diluted	$0.30	$0.21
Weighted average shares outstanding
Basic	2,587,544	2,581,631
Diluted	2,645,109	2,603,585

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
Net Income	$797	$546

Other comprehensive income

Unrealized gain on securities
Unrealized holding gain, net of
taxes of $16 and $59, respectively	31	114
Reclassification adjustments for other-than-temporary
impairment on securities, net of taxes of $6 and $31, respectively	13	60

Other comprehensive income, net of tax	44	174

Comprehensive income	$841	$720

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2013 and 2012 (unaudited)
(In thousands, except number of shares)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balances at December 31, 2012	2,587,544	$26	$24,789	$(1,598)	$20,736	$(496)	$43,457

Net income					797		797

Other comprehensive income, net of tax						44	44

Share-based compensation			43				43

Balances at March 31, 2013	2,587,544	$26	$24,832	$(1,598)	$21,533	$(452)	$44,341

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balances at December 31, 2011	2,949,045	$30	$11,939	$(693)	$18,096	$(659)	$28,713

Net income					546		546

Other comprehensive income, net of tax						174	174

Restricted stock awards	11,000						-

Share-based compensation			33				33

Balances at March 31, 2012	2,960,045	$30	$11,972	$(693)	$18,642	$(485)	$29,466

See notes to condensed consolidated financial statements

 SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2013	2012
Net income	$797	$546
Adjustments to reconcile net income to net cash from operating activities
Accretion of net premium on investments	138	-
Other-than-temporary impairment losses on securities	19	91
Provision for loan losses	250	1,500
Depreciation and amortization	109	90
Compensation expense related to stock options and restricted stock	43	33
Fair value adjustment on mortgage servicing rights	(135)	(384)
Additions to mortgage servicing rights	(217)	(185)
Amortization of mortgage servicing rights	262	215
Increase in cash surrender value of bank-owned life insurance	(78)	(66)
Gain on sale of loans	(447)	(251)
Proceeds from sale of loans	25,876	21,132
Originations of loans held for sale	(25,787)	(20,213)
Loss on sale of other real estate owned and repossessed assets	584	255
Change in operating assets and liabilities
Accrued interest receivable	(23)	81
Other assets	(431)	(1,034)
Accrued interest payable	(5)	(2)
Other liabilities	(3)	299
Net cash from operating activities	952	2,107
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from principal payments, maturities and sales of available for sale securities	3,098	130
FHLB stock redeemed	22	-
Net increase in loans	(13,385)	(2,735)
Improvements to OREO and other repossessed assets	(33)	(206)
Proceeds from sale of OREO and other repossessed assets	310	1,190
Purchases of premises and equipment, net	(133)	(15)
Purchases of bank-owned life insurance	(3,500)	-
Net cash used by investing activities	(13,621)	(1,636)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	4,644	7,779
Proceeds from borrowings	68,000	-
Repayment of borrowings	(64,161)	(160)
Net change in advances from borrowers for taxes and insurance	254	288
Net cash from financing activities	8,737	7,907
(DECREASE) INCREASE CASH AND CASH EQUIVALENTS	(3,932)	8,378
CASH AND CASH EQUIVALENTS, beginning of period	12,727	17,031
CASH AND CASH EQUIVALENTS, end of period	$8,795	$25,409

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Interest paid on deposits and borrowings	$574	$603
Noncash net transfer from loans to other real estate owned and repossessed assets	$811	$483

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation

The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Sound Financial Bancorp, Inc. (“we,” “us,” “our,” “Sound Financial Bancorp,” or the “Company”) and its wholly owned subsidiary, Sound Community Bank (the “Bank”).  These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.  These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 31, 2013 (“2012 Form 10-K”).  The results for the interim periods are not necessarily indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2012, included in the 2012 Form 10-K.

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

Note 2 – Conversion and Stock Issuance

The Company, a Maryland corporation, was organized by Sound Community MHC, Sound Financial, Inc. and Sound Community Bank to facilitate the “second-step” conversion of Sound Community Bank from the mutual holding company structure to the stock holding company structure (the “Conversion”).  Upon consummation of the Conversion, which occurred on August 22, 2012, the Company became the holding company for Sound Community Bank and now owns all of the issued and outstanding shares of Sound Community Bank’s common stock.

In connection with the Conversion, the Company sold a total of 1,417,500 shares of common stock in offering to certain depositors of Sound Community Bank and others, including 113,400 shares to the Sound Community Bank employee stock ownership plan (“ESOP”).  All shares were sold at a purchase price of $10.00 per share.  Proceeds from the offering, net of $1.5 million in expenses, totaled $12.7 million.  The Company used $1.1 million of the proceeds to fund the ESOP and made a $7.5 million capital contribution to the Bank.  In addition, concurrent with the offering, shares of Sound Financial, Inc. common stock owned by public stockholders were exchanged for 0.87423 shares of the Company’s common stock, with cash being paid in lieu of issuing any fractional shares.  As a result of the offering, exchange and cash in lieu of fractional shares, the Company had 2,587,544 shares outstanding as of March 31, 2013.

All share and per share information in this report for periods prior to the Conversion has been revised to reflect the 0.87423 Conversion exchange ratio.

Note 3 – Accounting Pronouncements Recently Issued or Adopted

In December 2011, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities.  This update requires an entity to offset, and present as a single net amount, a recognized eligible asset and a recognized eligible liability when it has an unconditional and legally enforceable right of setoff and intends either to settle the asset and liability on a net basis or to realize the asset and settle the liability simultaneously.  This update further requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013.  The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment.  Under this update, a company testing indefinite-lived intangibles for impairment now has the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action.  However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with current guidance.  An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test.  An entity will be able to resume performing the qualitative assessment in any subsequent period.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012.   The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.   This update clarifies that when an entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently, a change in the cash flows expected to be collected on the indemnification asset occurs, as a result of a change in cash flows expected to be collected on the assets subject to indemnification, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification.  Any amortization of changes in value should be limited to the contractual term of the indemnification agreement.  The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This update clarifies that ASU No. 2011-11 applies only to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement.  Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are no longer subject to the disclosure requirements in ASU No. 2011-11.  The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013.  The adoption of ASU No. 2013-01 did not have a material impact on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012.  The adoption of this update did not have a material impact on the Company's consolidated financial statements.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4 – Investments

The amortized cost and fair value of our available-for-sale securities (“AFS”) and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows:

	Amortized Cost	Gross Unrealized			Estimated FairValue
		Gains	Losses 1 Year Or Less	Losses Greater Than 1 Year

March 31, 2013	(In thousands)
Agency mortgage-backed securities	$17,276	$5	$(265)	$-	$17,016
Non-agency mortgage-backed securities	3,121	53	-	$(477)	2,697
Total	$20,397	$58	$(265)	$(477)	$19,713

December 31, 2012
Agency mortgage-backed securities	$20,378	$27	$(278)	$-	$20,127
Non-agency mortgage-backed securities	3,273	19	-	(519)	2,773
Total	$23,651	$46	$(278)	$(519)	$22,900

The amortized cost and fair value of mortgage-backed securities by contractual maturity, at March 31, 2013, are shown below.  Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At March 31, 2013
	Amortized Cost	Fair Value
	(In thousands)
Due after ten years	$20,397	$19,713

Securities with an amortized cost of $8.1 million and fair value of $8.0 million at March 31, 2013 were pledged to secure Washington State Public Funds.  Additionally, the Company has letters of credit with a notional amount of $24.5 million to secure public deposits.

There were no sales of available for sale securities during the three months ended March 31, 2013 and 2012.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes at the dates indicated the aggregate fair value and gross unrealized loss by length of time of those investments that have been continuously in an unrealized loss position:

	March 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2013	(In thousands)
Agency mortgage-backed securities	$16,962	$(265)	$-	$-	$16,962	$(265)
Non-agency mortgage-backed securities	-	-	1,503	(477)	1,503	(477)
Total	$16,962	$(265)	$1,503	$(477)	$18,465	$(742)

	December 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2012	(In thousands)
Agency mortgage-backed securities	$17,685	$(278)	$-	$-	$17,685	$(278)
Non-agency mortgage-backed securities	-	-	2,137	(519)	2,137	(519)
Total	$17,685	$(278)	$2,137	$(519)	$19,822	$(797)

The following table presents the cumulative roll forward of credit losses recognized in earnings during the three months ended March 31, 2013 and 2012 relating to the Company’s non-U.S. agency mortgage backed securities:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Estimated credit losses, beginning balance	$420	$256
Additions for credit losses not previously recognized	19	91
Reduction for increases in cash flows	-	-
Reduction for realized losses	-	-
Estimated credit losses, ending balance	$439	$347

As of March 31, 2013, our securities portfolio consisted of 17 U.S. agency and five non-U.S. agency mortgage backed securities with a fair value of $19.7 million.  Three of the five non-U.S. agency securities and 15 of the 17 U.S. agency securities were in an unrealized loss position.  The unrealized losses were caused by changes in interest rates and market illiquidity causing a decline in the fair value subsequent to the purchase.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par.  While management does not intend to sell the non-agency mortgage backed securities, and it is unlikely that the Company will be required to sell these securities before recovery of its amortized cost basis, management’s impairment evaluation indicates that certain securities possess qualitative and quantitative factors that suggest an other-than-temporary impairment (“OTTI”).  These factors include, but are not limited to: the length of time and extent of the fair value declines, ratings agency down grades, the potential for an increased level of actual defaults, and the extension in duration of the securities.  In addition to the qualitative factors, management’s evaluation includes an assessment of quantitative evidence that involves the use of cash flow modeling and present value calculations as determined by considering the applicable OTTI accounting guidance.  The Company compares the present value of the current estimated cash flows to the present value of the previously estimated cash flows.  Accordingly, if the present value of the current estimated cash flows is less than the present value of the previous period’s present value, an adverse change is considered to exist and the security is considered OTTI.  The associated “credit loss” is the amount by which the security’s amortized cost exceeds the present value of the current estimated cash flows.  Based upon the results of the cash flow modeling, four securities reflected OTTI of $19,000 during the three months ended March 31, 2013.  Estimating the expected cash flows and determining the present values of the cash flows involves the use of a variety of assumptions and complex modeling.  In developing its assumptions, the Company considers all available information relevant to the collectability of the applicable security, including information about past events, current conditions, and reasonable and supportable forecasts.  Furthermore, the Company asserts that the cash flows used in the determination of OTTI are its “best estimate” of cash flows.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5 – Loans

The composition of the loan portfolio at the dates indicated, including loans held for sale, was as follows:

	At March 31, 2013	At December 31, 2012
Real estate loans:	(In thousands)
One- to four- family	$98,993	$95,784
Home equity	35,339	35,364
Commercial and multifamily	133,178	133,620
Construction and land	34,513	25,458
Total real estate loans	302,023	290,226

Consumer loans:
Manufactured homes	15,576	16,232
Other consumer	8,779	8,650
Total consumer loans	24,355	24,882

Commercial business loans	14,571	14,193

Total loans	340,949	329,301
Deferred fees	(957)	(832)
Loans held for sale	(2,083)	(1,725)
Total loans, gross	338,866	326,744
Allowance for loan losses	(4,046)	(4,248)
Total loans, net	$334,820	$322,496

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2013:

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:	(In thousands)
Individually evaluated for impairment	$336	$334	$69	$25	$107	$27	$108	$-	$1,006
Collectively evaluated for impairment	963	669	458	262	110	151	92	335	3,040
Ending balance	$1,299	$1,003	$527	$287	$217	$178	$200	$335	$4,046

Loans receivable
Individually evaluated for impairment	$6,305	$1,748	$1,015	$99	$623	$52	$1,027	$-	$10,869
Collectively evaluated for impairment	92,688	33,591	132,163	34,414	14,953	8,727	13,544	-	330,080
Ending balance	$98,993	$35,339	$133,178	$34,513	$15,576	$8,779	$14,571	$-	$340,949

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2012:

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:	(In thousands)
Individually evaluated for impairment	$392	$247	$70	$25	$117	$22	$145	$-	$1,018
Collectively evaluated for impairment	1,025	750	422	192	143	124	73	501	3,230
Ending balance	$1,417	$997	$492	$217	$260	$146	$218	$501	$4,248

Loans receivable:
Individually evaluated for impairment	$6,016	$1,731	$2,127	$571	$654	$55	$839	$-	$11,993
Collectively evaluated for impairment	89,768	33,633	131,493	24,887	15,578	8,595	13,354	-	317,308
Ending balance	$95,784	$35,364	$133,620	$25,458	$16,232	$8,650	$14,193	$-	$329,301

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the activity in loan losses for the three months ended March 31, 2013:

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
	(In thousands)
One-to-four family	$1,417	$(69)	$-	$(49)	$1,299
Home equity	997	(147)	2	151	1,003
Commercial and multifamily	492	(192)	32	195	527
Construction and land	217	(7)	-	77	287
Manufactured homes	260	(24)	-	(19)	217
Other consumer	146	(11)	8	35	178
Commercial business	218	(44)	-	26	200
Unallocated	501	-	-	(166)	335
Total	$4,248	$(494)	$42	$250	$4,046

The following table summarizes the activity in loan losses for the three months ended March 31, 2012:

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
	(In thousands)
One-to-four family	$1,117	$(750)	$-	$1,215	$1,582
Home equity	1,426	(714)	2	697	1,410
Commercial and multifamily	969	-	-	(461)	508
Construction and land	105	(37)	-	(2)	66
Manufactured homes	290	(28)	1	114	377
Other consumer	213	(78)	7	2	142
Commercial business	254	(6)	-	(14)	234
Unallocated	81	-	-	(50)	31
Total	$4,455	$(1,613)	$10	$1,500	$4,350

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

When we classify problem loans as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address the risk specifically (if the loan is impaired) or we may allow the loss to be addressed in the general allowance (if the loan is not impaired).  General allowances represent loss reserves which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem loans.  When the Company classifies problem loans as a loss, we charge off such assets in the period in which they are deemed uncollectible.  Assets that do not currently expose us to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are classified as either watch or special mention assets.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC, which can order the establishment of additional loss allowances.  Pass rated loans are loans that are not otherwise classified or criticized.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table represents the internally assigned grades as of March 31, 2013 by type of loan:

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:	(In thousands)
Pass	$87,345	$31,079	$131,399	$34,168	$14,260	$8,283	$12,644	$319,178
Watch	8,622	2,927	945	345	1,288	469	1,154	15,750
Special Mention	437	494	592	-	-	-	27	1,550
Substandard	2,589	839	242	-	28	27	746	4,471
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$98,993	$35,339	$133,178	$34,513	$15,576	$8,779	$14,571	$340,949

The following table represents the internally assigned grades as of December 31, 2012 by type of loan:

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:	(In thousands)
Pass	$84,685	$30,927	$130,721	$24,641	$14,898	$8,102	$12,290	$306,264
Watch	8,279	3,064	954	347	1,312	520	1,087	15,563
Special Mention	490	499	595	-	-	-	-	1,584
Substandard	2,329	874	1,350	471	23	28	815	5,890
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$95,784	$35,364	$133,620	$25,458	$16,232	$8,650	$14,193	$329,301

Nonaccrual and Past Due Loans.  Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.  Loans are automatically placed on nonaccrual once the loan is three months past due or sooner if, in management’s opinion, the borrower may be unable to meet payment of obligations as they become due, as well as when required by regulatory provisions.

The following table presents the recorded investment in nonaccrual loans as of March 31, 2013 and December 31, 2012, by type of loan:

	March 31, 2013	December 31, 2012
	(In thousands)
One- to four- family	$1,234	$1,013
Home equity	306	332
Commercial and multifamily	-	1,106
Construction and land	-	471
Other consumer	3	1
Commercial business	12	80
Total	$1,555	$3,003

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table represents the aging of the recorded investment in past due loans as of March 31, 2013 by type of loan:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$2,450	$-	$1,128	$-	$3,578	$95,415	$98,993
Home equity	759	305	306	-	1,370	33,969	35,339
Commercial and multifamily	-	-	-	-	-	133,178	133,178
Construction and land	134	-	-	-	134	34,379	34,513
Manufactured homes	152	21	-	-	173	15,403	15,576
Other consumer	27	17	3	-	47	8,732	8,779
Commercial business	368	-	12	-	380	14,191	14,571
Total	$3,890	$343	$1,449	$-	$5,682	$335,267	$340,949

The following table represents the aging of the recorded investment in past due loans as of December 31, 2012 by type of loan:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$2,238	$572	$836	$81	$3,727	$92,057	$95,784
Home equity	886	364	332	-	1,582	33,782	35,364
Commercial and multifamily	-	-	-	-	-	133,620	133,620
Construction and land	243	-	471	-	714	24,744	25,458
Manufactured homes	326	2	-	-	328	15,904	16,232
Other consumer	65	2	1	-	68	8,582	8,650
Commercial business	63	-	80	-	143	14,050	14,193
Total	$3,821	$940	$1,720	$81	$6,562	$322,739	$329,301

Nonperforming Loans.  Loans are considered nonperforming when they are placed on nonaccrual and/or when they are considered to be nonperforming troubled debt restructurings (“TDRs”).  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind.  Nonperforming TDRs include TDRs that do not have sufficient payment history (typically six months) to be considered performing or performing TDRs that have become 31 or more days past due.

The following table represents the credit risk profile based on payment activity as of March 31, 2013 by type of loan:

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
(In thousands)
Performing	$97,710	$34,697	$132,938	$34,513	$15,576	$8,776	$14,444	$338,654
Nonperforming	1,283	642	240	-	-	3	127	2,295
Total	$98,993	$35,339	$133,178	$34,513	$15,576	$8,779	$14,571	$340,949

The following table represents the credit risk profile based on payment activity as of December 31, 2012 by type of loan:

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
(In thousands)
Performing	$94,641	$34,647	$132,273	$24,987	$16,203	$8,642	$13,996	$325,389
Nonperforming	1,143	717	1,347	471	29	8	197	3,912
Total	$95,784	$35,364	$133,620	$25,458	$16,232	$8,650	$14,193	$329,301

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

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

The following table presents loans individually evaluated for impairment as of March 31, 2013 by type of loan:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(In thousands)
One-to-four family	$2,160	$2,478	$-
Home equity	799	899	-
Commercial and multifamily	772	772	-
Construction and land	23	23	-
Manufactured homes	100	100	-
Other consumer	7	49	-
Commercial business	654	654	-
Total	$4,515	$4,975	$-

With an allowance recorded:
One-to-four family	$4,145	$4,351	$336
Home equity	949	1,014	334
Commercial and multifamily	243	242	69
Construction and land	76	76	25
Manufactured homes	523	523	107
Other consumer	44	44	27
Commercial business	373	373	108
Total	$6,353	$6,623	$1,006

Totals:
One-to-four family	$6,305	$6,829	$336
Home equity	1,748	1,912	334
Commercial and multifamily	1,015	1,015	69
Construction and land	99	99	25
Manufactured homes	623	623	107
Other consumer	51	93	27
Commercial business	1,027	1,027	108
Total	$10,868	$11,598	$1,006

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents loans individually evaluated for impairment as of December 31, 2012 by type of loan:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(In thousands)
One-to-four family	$2,521	$2,826	$-
Home equity	949	1,132	-
Commercial and multifamily	1,883	1,883	-
Construction and land	495	608	-
Manufactured homes	67	67	-
Other consumer	9	49	-
Commercial business	682	682	-
Total	$6,606	$7,247	$-

With an allowance recorded:
One-to-four family	$3,495	$3,651	$392
Home equity	782	782	247
Commercial and multifamily	244	244	70
Construction and land	76	76	25
Manufactured homes	587	587	117
Other consumer	46	46	22
Commercial business	157	196	145
Total	$5,387	$5,582	$1,018

Totals:
One-to-four family	$6,016	$6,477	$392
Home equity	1,731	1,914	247
Commercial and multifamily	2,127	2,127	70
Construction and land	571	684	25
Manufactured homes	654	654	117
Other consumer	55	95	22
Commercial business	839	878	145
Total	$11,993	$12,829	$1,018

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents loans individually evaluated for impairment as of March 31, 2013 and 2012 by type of loan:

	Three Months Ended
	March 31, 2013		March 31, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(In thousands)
One-to-four family	$2,341	$10	$1,731	$10
Home equity	874	3	542	3
Commercial and multifamily	1,328	2	453	2
Construction and land	259	-	-	-
Manufactured homes	84	1	46	1
Other consumer	8	-	55	-
Commercial business	668	33	147	33
Total	$5,562	$49	$2,972	$49

With an allowance recorded:
One-to-four family	$3,820	$30	$4,135	$30
Home equity	866	6	1,069	6
Commercial and multifamily	243	1	3,074	1
Construction and land	76	-	-	-
Manufactured homes	555	3	72	3
Other consumer	45	-	35	-
Commercial business	265	4	131	4
Total	$5,870	$44	$8,516	$44

Totals:
One-to-four family	$6,161	$40	$5,866	$40
Home equity	1,740	9	1,611	9
Commercial and multifamily	1,571	3	3,527	3
Construction and land	335	-	-	-
Manufactured homes	639	4	118	4
Other consumer	53	-	90	-
Commercial business	933	37	278	37
Total	$11,432	$93	$11,489	$93

Forgone interest on nonaccrual loans was $87,000 and $78,000 at March 31, 2013 and 2012, respectively.  There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual, TDR or impaired at March 31, 2013 or December 31, 2012.

Troubled debt restructurings.  Loans classified as TDRs totaled $6.9 million and $7.7 million at March 31, 2013 and December 31, 2012, respectively, and are included in impaired loans.  The Company has granted in its TDRs a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents new TDRs by type of modification that occurred during the three months ended March 31, 2013:

	Three months ended March 31, 2013
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
		(In thousands)
One- to- four family	3	$-	$-	$-	$878	$878
Total	3	$-	$-	$-	$878	$878

The following table presents new TDRs by type of modification that occurred during the three months ended March 31, 2012:

	Three months ended March 31, 2012
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
		(In thousands)
One- to- four family	2	$-	$-	$-	$88	$88
Home equity	1	-	-	-	49	49
Commercial and multifamily	1	-	-	-	243	243
Other consumer	1	-	-	-	12	12
Commercial business	2	121	-	-	160	281
Total	7	$121	$-	$-	$552	$673

There were no post-modification changes for the recorded investment in loans that were recorded as a result of the TDRs for the three months ended March 31, 2013 and 2012, respectively.

The following table represents financing receivables modified as TDRs for which there was a payment default within the first twelve months of restructuring for the dates indicated below:

	Quarter ended March 31,
	2013	2012
	(In thousands)
One- to four- family	$202	$2,749
Home equity	115	767
Manufactured homes	-	574
Other consumer	-	42
Commercial business	540	540
Total	$857	$4,672

For the preceding table, a loan is considered in default when a payment is 31 days past due. No TDRs modified within the previous 12 months were three months past due as of March 31, 2013. A single one- to four- family first mortgage was three months past due as of March 30, 2012 and was on nonaccrual status.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6 – Fair Value Measurements

The following table presents information about the level in the fair value hierarchy for the Company’s financial assets and liabilities that are measured at fair value as of March 31, 2013:

	Fair Value at March 31, 2013
Description	Total	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and cash equivalents	$8,795	$8,795	$-	$-
Available for sale securities	19,713	-	17,016	2,697
FHLB Stock	2,379	-	-	2,379
Loans held for sale	2,083	-	2,083	-
Loans, net	341,695	-	-	341,695
Accrued interest receivable	1,303	1,303	-	-
Bank owned life insurance, net	10,798	-	10,798	-
Mortgage servicing rights	2,396	-	-	2,396

Financial liabilities:
Non-maturity deposits	171,851	-	171,851	-
Time deposits	146,266	-	146,266	-
Borrowings	25,567	-	25,567	-
Accrued interest payable	78	-	78	-
Advance payments from borrowers for taxes and insurance	585	-	585	-

The following table presents information about the level in the fair value hierarchy for the Company’s financial assets and liabilities that are not measured at fair value as of December 31, 2012:

	Fair Value at December 31, 2012
Description	Total	Level 1	Level 2	Level 3
Financial assets:	(In thousands)
Cash and cash equivalents	$12,727	$12,727	$-	$-
Available for sale securities	22,900	-	20,127	2,773
FHLB Stock	2,401	-	-	2,401
Loans held for sale	1,725	-	1,725	-
Loans, net	327,078	-	-	327,078
Accrued interest receivable	1,280	1,280	-	-
Bank owned life insurance, net	7,220		7,220	-
Mortgage servicing rights	2,306	-	-	2,306

Financial liabilities:
Non-maturity deposits	177,097	-	177,097	-
Time deposits	134,007	-	134,007	-
Borrowings	21,708	-	21,708	-
Accrued interest payable	83	-	83	-
Advance payments from borrowers for taxes and insurance	331	-	331	-

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the balance of assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:
	Fair Value at March 31, 2013
Description	Total	Level 1	Level 2	Level 3
	(In thousands)
Agency mortgage-backed securities	$17,016	$-	$17,016	$-
Non-agency mortgage-backed securities	2,697	-	-	2,697
Mortgage servicing rights	2,396	-	-	2,396

	Fair Value at December 31, 2012
Description	Total	Level 1	Level 2	Level 3
	(In thousands)
Agency mortgage-backed securities	$20,127	$-	$20,127	$-
Non-agency mortgage-backed securities	2,773	-	-	2,773
Mortgage servicing rights	2,306	-	-	2,306

For the three months ended March 31, 2013 and 2012 there were no transfers between Level 1 and Level 2 nor between Level 2 and Level 3.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2013:

Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	284-550% (310%)
		Discount rate	8-12% (10%)

Non-agency mortgage-backed securities	Discounted cash flow	Discount rate	(8%)

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Beginning balance, at fair value	$2,773	$2,933
OTTI impairment losses	(19)	(91)
Sales and principal payments	(133)	(131)
Change in unrealized loss	76	266
Ending balance, at fair value	$2,697	$2,977

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Mortgage servicing rights are measured at fair value using significant unobservable input (Level 3) on a recurring basis and a reconciliation of this asset can be found in Note 7 – Mortgage Servicing Rights.

The following table presents the balance of assets measured at fair value on a nonrecurring basis at the dates indicated:

	Fair Value at March 31, 2013
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
OREO and repossessed assets	$2,453	$-	$-	$2,453
Impaired loans	10,869	-	-	10,869

	Fair Value at December 31, 2012
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
OREO and repossessed assets	$2,503	$-	$-	$2,503
Impaired loans	11,993	-	-	11,993

The following table presents the total losses during the three months ended March 31, 2013 and 2012 resulting from fair value adjustments:

	Three Months Ended March 31,
Description	2013	2012
	(in thousands)
OREO and repossessed assets	$675	$469
Impaired loans	494	1,615

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at March 31, 2013 or December 31, 2012.

The following table provides a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at March 31, 2013:

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

OREO and Repossessed Assets – The fair value of OREO and repossessed assets is based on the current appraised value of the collateral or internally developed models utilizing a calculation of expected discounted cash flows which contain management’s assumptions.

The following methods and assumptions were used to estimate the fair value of other financial instruments:

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

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At March 31, 2013 and December 31, 2012, loans held for sale were carried at cost.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7 – Mortgage Servicing Rights

The unpaid principal balances of loans serviced for Federal National Mortgage Association (“FNMA”) at March 31, 2013 and December 31, 2012, totaled approximately $363.1 million and $365.7 million, respectively, and were not included in the Company’s financial statements.

A summary of the change in the balance of mortgage servicing assets during the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Beginning balance, at fair value	$2,306	$2,437
Servicing rights that result from transfers of financial assets	217	185
Changes in fair value:
Due to changes in model inputs or assumptions(1)	135	384
Other(2)	(262)	(215)
Ending balance, at fair value	$2,396	$2,791
__________________

(1) Represents changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates

(2) Represents changes due to collection or realization of expected cash flows over time.

The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	At March 31,
	2013	2012
Prepayment speed (PSA)	310%	272%
Weighted-average life (years)	4.5	4.7
Yield to maturity discount rate	10.0%	9.0%

The amount of contractually specified servicing, late and ancillary fees earned, recorded in mortgage servicing income on the Consolidated Statements of Income was $127,000 and $177,000 for the three months ended March 31, 2013 and 2012, respectively.

Note 8 – Commitments and Contingencies

In the normal course of operations, the Company engages in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

Note 9 – Borrowings

The Company utilizes a loan agreement with the FHLB of Seattle. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial and multifamily portfolio based on the outstanding balance.  At March 31, 2013, the amount available to borrow under this agreement was approximately 35% of total assets, or up to $136.7 million, subject to the availability of eligible collateral.  Based on eligible collateral, the total amount available under this agreement as of March 31, 2013 and December 31, 2012 was $105.6 million and $90.7 million, respectively.  The Company had outstanding borrowings under this arrangement of $25.7 million and $21.9 million at March 31, 2013 and December 31, 2012, respectively.  Additionally, the Company had outstanding letters of credit from the FHLB with a notional amount of $24.5 million and $31.5 million at March 31, 2013 and December 31, 2012, respectively, to secure public deposits.  The net remaining amount available as of March 31, 2013 and December 31, 2012, was $47.7 million and $37.3 million, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The Company participates in the Federal Reserve Bank (“FRB”) Borrower-in-Custody program, which gives the Company access to the discount window.  The terms of the program call for a pledge of specific assets.  The Company had unused borrowing capacity of $10.2 million and $11.8 and no outstanding borrowings under this program at March 31, 2013 and December 31, 2012, respectively.

The Company has access to an unsecured line of credit from the Pacific Coast Banker’s Bank.  The line has a two-year term maturing on June 30, 2014 and is renewable biannually.  At March 31, 2013, the amount available under this line of credit was $2.0 million.  There was no balance on this line of credit as of March 31, 2013 and December 31, 2012, respectively.

Note 10 – Earnings Per Common Share

Non-vested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of earnings per share pursuant to the two-class method.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Certain of the Company’s non-vested restricted stock awards qualify as participating securities.

Net earnings, less any preferred dividends accumulated for the period (whether or not declared), is allocated between the common stock and participating securities pursuant to the two-class method.  Basic earnings per common share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period, excluding participating non-vested restricted shares.

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method.  For all periods presented, stock options, certain restricted stock awards and restricted stock units are the only potentially dilutive non-participating instruments issued by the Company.  Next, we determine and include in diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method.  Undistributed losses are not allocated to the non-vested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

ESOP shares are considered outstanding for basic and diluted earnings per share when the shares are committed to be released.

Earnings per common share are summarized in the following table:

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Net income	$797	$546
Less net income attributable to participating securities(1)	17	9
Net income available to common shareholders	$780	$537

Weighted average number of shares outstanding, basic	2,588	2,582
Effect of potentially dilutive common shares(2)	57	22
Weighted average number of shares outstanding, diluted	2,645	2,604

Earnings per share, basic	$0.31	$0.21
Earnings per share, diluted	$0.30	$0.21
___________________
(1) Represents dividends paid and undistributed earnings allocated to non-vested restricted stock awards.
(2) Represents the effect of the assumed exercise of warrants, assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

There were no shares considered anti-dilutive for the three months ended March 31, 2013 or 2012.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11 – Stock-based Compensation

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

As of March 31, 2013, on an adjusted basis, awards for stock options totaling 123,906 shares and awards for restricted stock totaling 48,134 shares of Company common stock have been granted, net of any forfeitures, to participants in the Plan.  During the three months ended March 31, 2013 and 2012, share-based compensation expense totaled $43,000 and $33,000, respectively.  All of the awards vest in 20 percent annual increments commencing one year from the grant date.  The options are exercisable for a period of 10 years from the date of grant, subject to vesting.

The following is a summary of the Company’s stock option plan awards during the period ended March 31, 2013:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at the beginning of the year	123,906	$8.94	6.33	$180,903
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2013	123,906	$8.94	6.09	$460,930
Exercisable	84,869	$9.03	5.54	$308,074
Expected to vest, assuming a 0% forfeiture rate over the vesting term	123,906	$8.94	6.09	$460,930

As of March 31, 2013, there was $111,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  The cost is expected to be recognized over the remaining weighted-average vesting period of 5.5 years.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Restricted Stock Awards

The fair value of the restricted stock awards is equal to the fair value of the Company’s stock at the date of grant.  Compensation expense is recognized over the vesting period that the awards are based. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date.

The following is a summary of the Company’s non-vested restricted stock awards during the three months ended March 31, 2013:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-vested at January 1, 2013	24,747	$8.44
Granted	-
Vested	-
Forfeited	-
Expired	-
Non-vested at March 31, 2013	24,747	$8.44	$12.66

Expected to vest assuming a 0% forfeiture rate over the vesting term	24,747	$8.44	$12.66

The aggregate intrinsic value of the non-vested restricted stock options as of March 31, 2013 was $313,000.

As of March 31, 2013, there was $82,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plan remaining.  The cost is expected to be recognized over the weighted-average vesting period of 2.0 years.

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company.  In August 2012, in conjunction with the Conversion, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company.  Both loans are being repaid principally by the Bank through contributions to the ESOP over a period of ten years.  The interest rate on the loans is fixed at 4.0% and 2.25%, per annum, respectively.  At March 31, 2013, the remaining balances of the ESOP loans were $638,000 and $1.0 million, respectively.

Neither the loan balances nor the related interest expense are reflected on the condensed consolidated financial statements.

At March 31, 2013, the ESOP was committed to release 21,443 shares of the Company’s common stock to participants and held 152,572 unallocated shares remaining to be released in future years.  The fair value of the 202,755 restricted shares held by the ESOP trust was $2.6 million at March 31, 2013.  ESOP compensation expense included in salaries and benefits was $76,000 and $25,000 for the three months ended March 31, 2013 and 2012, respectively.

Subsequent to quarter end, on April 30, 2013, the Company declared a quarterly cash dividend of $0.05 per common share, payable on May 28, 2013 to shareholders of record at the close of business May 13, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:

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

•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described from time to time in this Form 10-Q and our other filings with the U.S. Securities and Exchange Commission (the “SEC”) .

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

General

Sound Financial Bancorp, a Maryland corporation, is a full stock holding company for its wholly owned subsidiary, Sound Community Bank (the “Bank”).  On August 22, 2012, Sound Financial Bancorp completed a public offering and share exchange as part of the Bank’s conversion from the mutual holding company structure and the elimination of Sound Financial, Inc. and Sound Community MHC (the “Conversion”). Please see Note 3 Conversion and Stock Issuance of the Notes to Consolidated Financial Statements under Item 1 of this report for more information.  All share and per share information in this report for periods prior to the Conversion has been adjusted to reflect the 0.87423:1 exchange ratio on publicly traded shares.

Substantially all of Sound Financial Bancorp’s business is conducted through Sound Community Bank, which until December 28, 2102, was a federal savings bank subject to extensive regulation by the Office of the Comptroller of the Currency.  During October 2012, the Bank filed an application to convert from a federally chartered savings bank to a Washington state-chartered commercial bank.  The charter change was completed on December 28, 2012.  As a Washington commercial bank, the Bank’s regulators are the Washington State Department of Financial Institutions (“WDFI”) and the Federal Deposit Insurance Corporation (“FDIC”).  The Board of Governors of the Federal Reserve System (“Federal Reserve”) remains the primary federal regulator for the Company.  The charter change primarily was undertaken to reduce regulatory examination costs and to move oversight of the Bank to the WDFI, which is focused on local community banks and financial institutions.

Sound Community Bank’s deposits are insured up to applicable limits by the FDIC.  At March 31, 2013, Sound Financial Bancorp had total consolidated assets of $390.7 million, net loans of $334.8 million, deposits of $316.7 million and stockholders’ equity of $44.3 million.  The shares of Sound Financial Bancorp are traded on The NASDAQ Capital Market under the symbol “SFBC.”  Our executive offices are located at 2005 5th Avenue, Suite 200, Seattle, Washington, 98121.

Our principal business consists of attracting retail deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial and multifamily, consumer and commercial business loans and, to a lesser extent, construction and land loans.  We offer a wide variety of secured and unsecured consumer loan products, including manufactured home loans, automobile loans, boat loans and recreational vehicle loans.  As part of our business, we focus on residential mortgage loan originations, many of which we sell to Fannie Mae.  We sell these loans with servicing retained to maintain the direct customer relationship and maintain our emphasis on strong customer service.

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

Our noninterest expenses consist primarily of salaries and employee benefits, expenses for occupancy, marketing and computer services and FDIC deposit insurance premiums.  Salaries and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits.  Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, property taxes, depreciation charges, maintenance and the cost of utilities.

Critical Accounting Policies

Certain of our accounting policies are important to an understanding of our financial condition, since they require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for other-than-temporary impairment of securities, accounting for mortgage servicing rights, accounting for other real estate owned and accounting for deferred income taxes.  Our methodologies for analyzing the allowance for loan losses, mortgage servicing rights, other real estate owned and deferred tax asset accounts are described in our 2012 Form 10-K.  There have been no significant changes in the Company’s application of accounting policies since December 31, 2012.

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

General.   Total assets increased by $9.6 million, or 2.5% to $390.7 million at March 31, 2013 from $381.0 million at December 31, 2012.  This increase was primarily the result of a $12.3 million, or 3.8% increase in our net loan portfolio and a $3.6 million, or 49.6% increase in the cash surrender value of bank-owned life insurance offset partially by a $3.9 million or 30.9% decrease in cash and cash equivalents and a $3.2 million or 13.9% decrease in available for sale securities.  Asset growth was funded by a $4.6 million increase in deposits, a $3.8 million increase in FHLB advances and a $884,000 increase in shareholders’ equity primarily as a result of earnings.

Cash and Securities.  Cash, cash equivalents and our available-for-sale securities decreased by $7.1 million, or 20.0%, to $28.5 million at March 31, 2013.  Cash and cash equivalents decreased by $3.9 million, or 30.9%, to $8.8 million at March 31, 2013, as excess cash balances were transferred into interest-bearing assets such as loans and bank-owned life insurance.  Available-for-sale securities, which consist primarily of agency mortgage-backed securities, decreased by $3.2 million, or 13.9%, from $22.9 million at December 31, 2012 to $19.7 million at March 31, 2013.

At March 31, 2013, our available-for-sale securities portfolio consisted of $2.7 million of non-agency mortgage-backed securities.  These securities present a higher credit risk than U.S. agency mortgage-backed securities, of which we had $17.0 million at March 31, 2013.  In order to monitor the increased risk, management receives and reviews a credit surveillance report from a third party quarterly, which evaluates these securities based on a number of factors, including its credit scores, loan-to-value ratios, geographic locations, delinquencies and loss histories of the underlying mortgage loans.  This analysis is prepared in order to project future losses based on various home price depreciation scenarios over a three-year horizon.  Based on these reports, management ascertains the appropriate value for these securities and, during the three months ended March 31, 2013, recorded an other-than-temporary impairment charge of $19,000 on one of these non-agency securities.  Please see Note 4 – Investments in the Notes to Consolidated Financial Statements under Item 1 of this report.  The current market environment significantly limits our ability to mitigate our exposure to value changes in these more risky securities by selling them, and we do not anticipate these conditions to change significantly throughout the year.  Accordingly, if the market and economic environment impacting the loans supporting these securities continues to deteriorate, we could determine that an other-than-temporary impairment must be recorded on these securities, as well as on any other securities in our portfolio.  As a result, our future earnings, equity, regulatory capital and ongoing operations could be materially adversely affected.

Loans.  Our total loan portfolio, including loans held for sale, increased $11.6 million, or 3.5%, from $329.3 million at December 31, 2012 to $340.9 million at March 31, 2013.  Loans held for sale increased from $1.7 million at December 31, 2012 to $2.1 million at March 31, 2013, reflecting primarily the timing of transactions and increase in refinancing transaction volume.

The following table reflects the changes in the types of loans in our portfolio at March 31, 2013, as compared to December 31, 2012:

	March 31, 2013	December 31, 2012	Amount Change	Percent Change
	(Dollars in thousands)
One-to-four-family	$98,993	$95,784	$3,209	3.4%
Home equity	35,339	35,364	(25)	(0.1)
Commercial and multifamily	133,178	133,620	(442)	(0.3)
Construction and land	34,513	25,458	9,055	35.6
Manufactured homes	15,576	16,232	(656)	(4.0)
Other consumer	8,779	8,650	129	1.5
Commercial business	14,571	14,193	378	2.7
Total loans	$340,949	$329,301	$11,648	3.5%

The most significant change in our loan portfolio were a result of increases in construction and land loans and one- to four- family mortgage loans, consistent with our operating strategy of originating quality on balance sheet loans and maintaining the diversification of our loan portfolio.  The growth in construction and land loans is primarily a result of increased demand for new homes in the marketplace which is improving due to a lack of overall construction starts in recent years.  We work with a small number of well-established single family home builders in our markets.  Management monitors our exposure on construction loans closely and a third party evaluates each project’s percentage of completion before any draw is allowed.  The increase in our one- to four- family loans was primarily a result of increases in jumbo mortgage loans and other portfolio one-to four- family mortgage loans.

Mortgage Servicing Rights.  At March 31, 2013, we had $2.4 million in mortgage servicing rights recorded at fair value compared to $2.3 million at December 31, 2012.  We record mortgage servicing rights on loans sold to Fannie Mae with servicing retained and upon acquisition of a servicing portfolio.  We stratify our capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  Mortgage servicing rights are carried at fair value.  If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.

Nonperforming Assets.  At March 31, 2013, our nonperforming assets totaled $4.7 million, or 1.21% of total assets, compared to $6.4 million, or 1.68% of total assets at December 31, 2012.

The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio at the dates indicated:

	Nonperforming Assets
	At March 31, 2013	At December 31, 2012	Amount Change	Percent Change
	(Dollars in thousands)
Nonaccrual loans	$1,555	$3,003	$(1,448)	(48.2)%
Accruing loans 90 days or more delinquent	-	81	(81)	(100.0)
Nonperforming restructured loans	740	828	(88)	(10.6)
OREO and repossessed assets	2,453	2,503	(50)	(2.0)
Total loans	$4,748	$6,415	$(1,667)	(26.0)%

Nonperforming loans to total loans decreased to 0.67% of total loans at March 31, 2013 from 1.19% at December 31, 2012.  This decrease reflects a $1.8 million decrease in nonperforming loans.  Our largest nonperforming loans at March 31, 2013 consisted of a $335,000 home equity loan and a $270,000 one- to four- family loan.

OREO and repossessed assets decreased during the three months ended March 31, 2013 primarily due to slightly improving economic conditions in our market and our continued focus on credit administration.  During the three months ended March 31, 2013, we repossessed four personal residences, one commercial land development and four manufactured homes.  We sold four personal residences and four manufactured homes at an aggregate loss of $99,000.  Our largest OREO at March 31, 2013, consisted of a mobile home park with a recorded value of $648,000 located in Spanaway, Washington.  Our next largest OREO properties were a $549,000 personal residence located in Carnation, Washington and a $306,000 residential lot development located in Sequim.  Subsequent to quarter end, we sold the mobile home park and residential lot development at an anticipated aggregate loss of $84,000.

Allowance for Loan Losses.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of evaluation in accordance with generally accepted accounting principles in the United States.  It is our best estimate of probable incurred credit losses in our loan portfolio.

Our allowance for loan losses at March 31, 2013 was $4.0 million, or 1.19% of total loans receivable, compared to $4.2 million, or 1.30% of total loans receivable at December 31, 2012.  The $202,000, or 4.8% decrease in the allowance for loan losses reflects the $250,000 provision for loan losses established during the three months ended March 31, 2013 as a result of the growth in our loan portfolio, loan charge-offs and decreases in nonperforming loans during this period.

The following table reflects the adjustments in our allowance during the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$4,248	$4,455
Charge-offs	(494)	(1,615)
Recoveries:	42	10
Net charge-offs	(452)	(1,605)
Provisions charged to operations	250	1,500
Balance at end of period	$4,046	$4,350

Ratio of net charge-offs during the period to average loans outstanding during the period	0.54%	2.14%

Allowance as a percentage of nonperforming loans	176.30%	56.30%

Allowance as a percentage of total loans (end of period)	1.19%	1.45%

Specific loan loss reserves decreased $12,000, while general loan loss reserves decreased $190,000 at March 31, 2013, compared to the prior year end.  Net charge-offs for the three months ended March 31, 2013 were $452,000, or 0.54% of average loans on an annualized basis, compared to $1.6 million, or 2.14% of average loans for the same period in 2012.  The decrease in net charge-offs was primarily due to the slightly improving economic conditions in our market area and continued credit administration efforts.  As of March 31, 2013, the allowance for loan losses as a percentage of total loans receivable and nonperforming loans was 1.19% and 176.30%, respectively, compared to 1.45% and 56.30%, respectively, at December 31,2012.  The allowance for loan losses as a percentage of average loans receivable decreased due to the increase in our loan portfolio during the period.  The allowance for loan losses as a percentage of nonperforming loans increased due to the decrease in nonperforming loans.

Deposits.  Total deposits increased by $4.6 million, or 1.5%, to $316.7 million at March 31, 2013 from $312.1 million at December 31, 2012, primarily as a result of a $9.9 million or 7.3% increase in certificates.  NOW accounts increased $1.2 million, or 4.3%, saving accounts increased $412,000, or 1.5%, and escrow accounts increased $73,000.  Money market accounts decreased $6.7 million, or 7.8%, and noninterest checking decreased $278,000, or 0.9%.  The increases were primarily a result of various marketing efforts during the period as we continued our emphasis on attracting low-cost core deposit accounts.  The decrease in money market accounts was primarily of result of customers placing these funds in certificate accounts or other higher yielding investments.

A summary of deposit accounts with the corresponding weighted average cost of funds is presented below:

	As of March 31, 2013		As of December 31, 2012
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
	(In thousands)		(In thousands)
Checking (noninterest)	$31,149	0.00%	$31,427	0.00%
NOW (interest)	29,765	0.16	28,540	0.10
Savings	27,586	0.12	27,174	0.08
Money market	79,471	0.30	86,149	0.32
Certificates	144,876	1.20	134,986	1.33
Escrow	3,880	0.00	3,807	0.00
Total	$316,727	0.63%	$312,083	0.69%

Borrowings.  FHLB advances increased $3.8 million, or 17.6%, to $25.7 million at March 31, 2013, with a weighted-average cost of 0.94%, from $21.9 million at December 31, 2012, with a weighted –average cost of 1.12%.  We rely on FHLB advances to fund interest-earning assets when deposits alone cannot fully fund interest-earning asset growth.  This reliance on borrowings, rather than deposits, may increase our overall cost of funds.

Stockholders’ Equity.  Total stockholders’ equity increased $884,000, or 2.0%, to $44.3 million at March 31, 2013.  This increase primarily reflects $797,000 in net income.

Comparison of Results of Operation for the Three Months Ended March 31, 2013 and 2012

General. Net income increased $251,000 to $797,000 for the three months ended March 31, 2013, compared to $546,000 for the three months ended March 31, 2012.  The primary reason for this improvement was a decrease in the provision for loan losses.

Interest Income.  Interest income increased by $73,000, or 1.6%, to $4.6 million for the three months ended March 31, 2013, from $4.6 million for the three months ended March 31, 2012.  The increase in interest income for the period primarily reflected the increase in the average balance of interest-earning assets, in particular our average balance of available for sale securities which outpaced the decline in the weighted average yield on our interest-earning assets during the three months ended March 31, 2013 as compared to the same period last year.

Our weighted average yield on interest-earning assets was 5.19% for the three months ended March 31, 2013, compared to 6.01% for the three months ended March 31, 2012. The weighted average yield on loans decreased from 6.01% for the three months March 31, 2012, to 5.37% for the three months ended March 31, 2013.  The decrease was primarily the result of the continued historically low interest rate environment throughout the year.  The decrease in weighted average yield on loans however, was tempered by the increase in commercial real estate loans - which typically have higher yields, as a percentage of the entire loan portfolio.  The average balance of loans receivable, net increased $15.2 million, or 5.1% for the three months ended March 31, 2013 as compared to the same period last year.  The weighted average yield on available-for-sale securities was 2.12% for the three months ended March 31, 2013 compared to 7.48% for the three months ended March 31, 2012, reflecting higher average balances of agency mortgage-backed securities, which produced a much lower yield than the non-agency mortgage-backed securities.  The average balance of available-for-sale securities increased $18.4 million, or 625.3% for the three months ended March 31, 2013 as compared to the same period last year.

Interest Expense.  Interest expense decreased $32,000, or 5.3%, to $569,000 for the three months ended March 31, 2013, from $601,000 for the three months ended March 31, 2012.  This decrease reflects overall lower interest rates paid on deposits and FHLB advances notwithstanding an increase in the average balances of deposits and FHLB advances during the period.  Our weighted average cost of interest-bearing liabilities was 0.74% for the three months ended March 31, 2013, compared to 0.86% for the three months ended March 31, 2012.

Interest paid on deposits decreased $45,000, or 8.2%, to $501,000 for the three months ended March 31, 2013, from $546,000 for the three months ended March 31, 2012.  This decrease resulted from a decrease in the weighted average cost of deposits, which was partially offset by a $10.0 million increase in the average balance of deposits outstanding for the period.  We experienced an eight basis point decrease in the average rate paid on deposits during the three months ended March 31, 2013 compared to the same period in 2012.  This decrease in average rates was primarily a result of the re-pricing of matured certificates of deposit, most of which we were able to retain at lower rates.

Interest expense on borrowings increased $13,000, or 23.6%, to $68,000 for the three months ended March 31, 2013 from $55,000 for the three months ended March 31, 2012.  The increase primarily resulted from a $20.7 million, or 246.7% increase in our average balance of outstanding borrowings at the FHLB.  This increase was partially offset by the 169 basis point decrease in our cost of borrowings which went from 2.62% during the three months ended March 31, 2012 to 0.93% for the three months ended March 31, 2013 due to the maturity of higher rate fixed rate FHLB advances.

Net Interest Income.  Net interest income increased $105,000, or 2.7% to $4.1 million for the three months ended March 31, 2013, from $4.0 for the three months ended March 31, 2012.  The increase for the three months ended March 31, 2013 primarily resulted from lower rates paid on deposits during the quarter as compared to the same period last year.  In addition, lower rates on loans were realized on our loan portfolio due to the historically low rate environment, especially for loans to well-qualified borrowers.  Our net interest margin was 4.55% for the three months ended March 31, 2013, compared to 5.23% for the three months ended March 31, 2012.

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

A provision of $250,000 was made during the three months ended March 31, 2013, compared to a provision of $1.5 million during the three months ended March 31, 2012.  The provision primarily reflects declines in loan charge-offs and nonperforming loans.  Although the amount of our nonperforming assets and loan charge-offs have declined significantly over the last year, we believe that higher than historical levels of nonperforming assets and charge-offs will continue until the housing market, unemployment, and general economic market conditions further recover in our market area.

For the three months ended March 31, 2013, the annualized percentage of net charge-offs to average loans decreased 160 basis points to 0.54% from 2.14% for the three months ended March 31, 2012.  The ratio of nonperforming loans to total loans decreased from 2.57% at March 31, 2012 to 0.63% at March 31, 2013

Noninterest Income.  Noninterest income increased $29,000, or 2.2% to $1.4 million for the three months ended March 31, 2013, as compared to $1.3 million for the three months ended March 31, 2012 as reflected below:

	Three Months Ended March 31,		Amount	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Service charges and fee income	$598	$550	$48	8.7%
Mortgage servicing income	127	177	(50)	(28.2)
Fair value adjustment on mortgage servicing rights	135	384	(249)	(64.8)
Other-than-temporary impairment losses	(19)	(91)	72	(79.1)
Net gain on sale of loans	447	251	196	78.1
Earnings on cash surrender value of bank owned life insurance	78	66	12	18.2
Total noninterest income	$1,366	$1,337	$29	2.2%

The gain on sale of loans increased as a result of more loans originated and sold to Fannie Mae during the three months ended March 31, 2013 at more favorable rates as compared to the same period last year.  We sold $25.0 million and $20.2 million of loans to Fannie Mae during the three months ended March 31, 2013 and 2012, respectively. The fair value adjustment on mortgage servicing rights was negatively impacted primarily due to faster prepayment speeds, offsetting growth in the mortgage servicing portfolio during the current three month period.

Noninterest Expense.  Noninterest expense increased $1.0 million, or 33.5%, to $4.0 million during the three months ended March 31, 2013 as compared to $3.0 million during the three months ended March 31, 2012, as reflected below:

	Three Months Ended March 31,		Amount	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Salaries and benefits	$1,687	$1,283	$404	31.5%
Operations	967	582	385	66.2
Regulatory assessments	100	122	(22)	(18.0)
Occupancy	299	310	(11)	(3.5)
Data processing	288	242	46	19.0
Losses and expenses on OREO and repossessed assets	675	469	206	43.9
Total noninterest expense	$4,016	$3,008	$1,008	33.5%

Salaries and benefits expense increased during the three months ended March 31, 2013 primarily due to increased loan production by existing loan officers and from a modest increase in FTEs in 2012 and 2013.  Operations expense increased during the period primarily as a result of a $231,000 loss on repurchased FNMA loans accrued for during the current quarter.  This loss is not expected to be recurring nor indicative of possible future repurchases or losses.  In addition, we had higher education and training expenses during the three months ended March 31, 2013 due to a corporate initiative to expand our investment in our employees.  Regulatory assessments were lower due to a decrease in FDIC insurance assessments as a result of a decrease in the FDIC’s assessment rate as well as a change in the assessment base from total deposits to average total assets less tangible equity.  Losses and expenses on OREO and repossessed assets increased during the three months ended March 31, 2013 due to  higher net losses on disposition of OREO properties as several large commercial properties were sold during the current three month period.

Income Tax Expense.   For the three months ended March 31, 2013, we had in income tax expense of $370,000 on our pre-tax income as compared to $245,000 for the three months ended March 31, 2012.  The effective tax rates for the three months ended March 31, 2013 and 2012 were 31.7% and 31.0%, respectively.

Liquidity

The Management Discussion and Analysis in Item 7 of the Company’s 2012 Form 10-K contains an overview of the Company’s and the Bank’s liquidity management, sources of liquidity and cash flows.  This discussion updates that disclosure for the three months ended March 31, 2013.

The Bank’s primary sources of funds are deposits, principal and interest payments on loans and borrowings.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank’s primary investing activity is loan originations.  The Bank maintains liquidity levels it believes to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  At March 31, 2013, the Bank had $28.5 million in cash and investment securities available for sale and $2.1 million in loans held for sale generally available for its cash needs.  Also, based on existing collateral pledged, the Bank had the ability to borrow an additional $55.4 million in Federal Home Loan Bank advances, $10.2 million through the Federal Reserve’s Discount Window and $2.0 million through Pacific Coast Banker’s Bank.  The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At March 31, 2013, outstanding loan commitments, including unused lines and letters of credit totaled $55.7 million.  Certificates of deposit scheduled to mature in one year or less at March 31, 2013, totaled $73.2 million.  Based on our competitive pricing, we believe that a majority of maturing deposits will remain with the Bank.

As disclosed in our Condensed Consolidated Statements of Cash Flows in Item 1 of this Quarterly Report on Form 10-Q, cash and cash equivalents decreased $3.9 million to $8.8 million as of March 31, 2013, from $12.7 million as of December 31, 2012.  Net cash provided by operating activities was $952,000 for the three months ended March 31, 2013.  Net cash of $13.6 million was used in investing activities during the three months ended March 31, 2013 and consisted principally of loan originations, net of principal repayments and purchases of bank-owned life insurance.  The $8.7 million of cash provided by financing activities during the three months ended March 31, 2013 primarily consisted of $4.6 million net increase in deposits and $3.8 million in FHLB advances.
As a separate legal entity from the Bank, the Company must provide for its own liquidity.  At March 31, 2013, the Company, on an unconsolidated basis, had $4.1 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.  The Company’s principal source of liquidity is dividends from the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the three months ended March 31, 2013, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet loan commitments at March 31, 2013, is as follows (in thousands):

Off-balance sheet loan commitments:	At March 31, 2013
(In thousands)
Residential mortgage commitments	$7,058
Undisbursed portion of loans closed	19,292
Unused lines of credit	28,879
Irrevocable letters of credit	508
Total loan commitments	$55,737

Capital

Sound Community Bank is subject to minimum capital requirements imposed by regulations of the FDIC.  Based on its capital levels at March 31, 2013, Sound Community Bank exceeded these requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a “well-capitalized” status under the regulatory capital categories of the FDIC.  Based on capital levels at March 31, 2013, Sound Community Bank was considered to be well-capitalized under applicable regulatory requirements.  Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank’s “well-capitalized” status.

The actual regulatory capital amounts and ratios calculated for Sound Community Bank at March 31, 2013 were as follows:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2013	(Dollars in thousands)
Tier 1 Capital to average assets	$ 39,214	10.11%	$ 15,510	≥	4.0%	$ 19,387	≥	5.0%
Tier 1 Capital to risk-weighted assets	$ 39,214	13.10%	$ 11,974	≥	4.0%	$ 17,961	≥	6.0%
Total Capital to risk-weighted assets	$ 42,960	14.35%	$ 23,948	≥	8.0%	$ 29,935	≥	10.0%

The actual regulatory capital amounts and ratios calculated for Sound Financial Bancorp at March 31, 2013 were as follows:

Actual
	Amount	Ratio
As of March 31, 2013	(Dollars in thousands)
Tier 1 Capital to average assets	$ 43,831	11.31%
Tier 1 Capital to risk-weighted assets	$ 43,831	14.64%
Total Capital to risk-weighted assets	$ 47,577	15.89%

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company provided information about market risk in Item 7A of its 2012 Form 10-K.  There have been no material changes in our market risk since our 2012 Form 10-K.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act")), as of March 31, 2013, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2    Unregistered Sales of Equity Securities and use of Proceeds

Nothing to report.

Item 3     Defaults Upon Senior Securities

Nothing to report.

Item 4     Mine Safety Disclosures

Not Applicable

Item 5.    Other Information

Nothing to report.

EXHIBIT INDEX
Exhibits:
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

10.12	Summary of Annual Bonus Plan (incorporated herein by reference to the Registration Statement on Form SB-2 filed with the SEC on September 20, 2007 (File No. 333-146196))
11	Statement re computation of per share earnings (See Note 9 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.)
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification
101	Interactive Data Files*
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

                                                                                                                                                                                                   Sound Financial Bancorp, Inc.

Date: May 15, 2013	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President and Chief Executive Officer

Date: May 15, 2013	By:	/s/ Matthew P. Deines
Matthew P. Deines
Executive Vice President and Chief Financial Officer