Form 10-Q
period 2013-06-30
Sound Financial Bancorp, Inc.
filed 2013-08-15
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER 001-35633

Sound Financial Bancorp, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland	45-5188530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2005 5th Avenue, Suite 200, Seattle, Washington	98121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (206) 448-0884

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

As of August 12, 2013, there were 2,586,810 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$11,760	$12,727
Available-for-sale securities, at fair value	16,965	22,900
Loans held for sale	2,078	1,725
Loans	358,659	326,744
Allowance for loan losses	(4,129)	(4,248)
Total Loans, net	354,530	322,496
Accrued interest receivable	1,333	1,280
Bank-owned life insurance (“BOLI”), net	10,872	7,220
Other real estate owned (“OREO”) and repossessed assets, net	1,190	2,503
Mortgage servicing rights, at fair value	2,670	2,306
Federal Home Loan Bank (“FHLB”) stock, at cost	2,357	2,401
Premises and equipment, net	2,233	2,256
Other assets	3,577	3,230
Total assets	$409,565	$381,044
LIABILITIES
Deposits
Interest-bearing	$285,544	$276,849
Noninterest-bearing demand	33,970	35,234
Total deposits	319,514	312,083
Accrued interest payable	72	83
Other liabilities	3,663	3,226
Advance payments from borrowers for taxes and insurance	277	331
Borrowings	40,542	21,864
Total liabilities	364,068	337,587
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,586,810 and 2,587,544 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	26	26
Additional paid-in capital	24,873	24,789
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(1,598)	(1,598)
Retained earnings	22,546	20,736
Accumulated other comprehensive loss, net of tax	(350)	(496)
Total stockholders’ equity	45,497	43,457
Total liabilities and stockholders’ equity	$409,565	$381,044
See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
INTEREST INCOME
Loans, including fees	$4,838	$4,514	$9,342	$9,022
Interest and dividends on investments, cash and cash equivalents	48	84	180	139
Total interest income	4,886	4,598	9,522	9,161
INTEREST EXPENSE
Deposits	498	531	999	1,076
Borrowings	46	57	114	112
Total interest expense	544	588	1,113	1,188
Net interest income	4,342	4,010	8,409	7,973
PROVISION FOR LOAN LOSSES	450	1,100	700	2,600
Net interest income after provision for loan losses	3,892	2,910	7,709	5,373
NONINTEREST INCOME
Service charges and fee income	551	513	1,150	1,064
Earnings on cash surrender value of bank-owned life insurance	74	52	152	118
Mortgage servicing income	184	21	311	199
Fair value adjustment on mortgage servicing rights	250	(76)	385	308
Other-than-temporary impairment losses on securities	(11)	(32)	(30)	(124)
Net gain on sale of loans	310	308	756	559
Total noninterest income	1,358	786	2,724	2,124
NONINTEREST EXPENSE
Salaries and benefits	1,705	1,423	3,392	2,705
Operations	991	728	1,958	1,310
Regulatory assessments	82	99	182	221
Occupancy	309	294	608	604
Data processing	318	262	606	505
Net loss on OREO and repossessed assets	164	22	838	492
Total noninterest expense	3,569	2,828	7,584	5,837
Income before provision for income taxes	1,681	868	2,849	1,660
Provision for income taxes	539	275	910	520
Net income	$1,142	$593	$1,939	$1,139

Earnings per common share:
Basic	$0.44	$0.22	$0.75	$0.44
Diluted	$0.43	$0.22	$0.74	$0.43
Weighted average number of common shares outstanding:
Basic	2,586,810	2,587,760	2,586,940	2,584,696
Diluted	2,637,726	2,615,484	2,636,358	2,610,184

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$1,142	$593	$1,939	$1,139
Available for sale securities:
Unrealized gains (losses) arising during the period, net of taxes of $48, $(17), $65 and $22, respectively	94	(33)	126	42
Reclassification adjustments for other-than-temporary impairment, net of taxes of $4, $11, $10 and $42, respectively	7	21	20	82
Other comprehensive income (loss), net of tax	101	(12)	146	124
Comprehensive income	$1,243	$581	$2,085	$1,263

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2013 and 2012 (unaudited)
(In thousands, except number of shares)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balances at December 31, 2011	2,949,045	$30	$11,939	$(693)	$18,096	$(659)	$28,713
Net income					1,139		1,139
Other comprehensive income, net of tax						124	124
Restricted stock awards	11,000						-
Share-based compensation			66				66
Balances at June 30, 2012	2,960,045	$30	$12,005	$(693)	$19,235	$(535)	$30,042

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balances at December 31, 2012	2,587,544	$26	$24,789	$(1,598)	$20,736	$(496)	$43,457
Net income					1,939		1,939
Other comprehensive income, net of tax						146	146
Share-based compensation			84				84
Restricted stock forfeited and retired	(734)
Cash dividends on common stock ($0.05 per share)					(129)		(129)
Balances at June 30, 2013	2,586,810	$26	$24,873	$(1,598)	$22,546	$(350)	$45,497

See notes to condensed consolidated financial statements

 SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)
	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,939	$1,139
Adjustments to reconcile net income to net cash from operating activities
Accretion of net premium on investments	279	(9)
Other-than-temporary impairment losses on securities	30	124
Provision for loan losses	700	2,600
Depreciation and amortization	223	180
Compensation expense related to stock options and restricted stock	84	66
Fair value adjustment on mortgage servicing rights	(385)	(308)
Additions to mortgage servicing rights	(495)	(328)
Amortization of mortgage servicing rights	516	515
Increase in cash surrender value of BOLI	(152)	(118)
Gain on sale of loans	(756)	(559)
Proceeds from sale of loans	74,937	33,046
Originations of loans held for sale	(74,534)	(31,733)
Loss on sale of OREO and repossessed assets	776	169
Change in operating assets and liabilities
Accrued interest receivable	(53)	-
Other assets	(422)	(1,331)
Accrued interest payable	(11)	(6)
Other liabilities	437	629
Net cash from operating activities	3,113	4,076
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available for sale securities	5,847	263
FHLB stock redeemed	44	-
Purchase of available for sale securities	-	(6,231)
Net increase in loans	(33,999)	(10,583)
Improvements to OREO and other repossessed assets	(33)	(358)
Proceeds from sale of OREO and other repossessed assets	1,835	1,850
Purchases of premises and equipment, net	(200)	(28)
Purchases of BOLI	(3,500)	-
Net cash used by investing activities	(30,006)	(15,087)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	7,431	13,732
Proceeds from borrowings	160,000	-
Repayment of borrowings	(141,322)	(321)
Dividends paid on common stock	(129)	-
Net change in advances from borrowers for taxes and insurance	(54)	(31)
Net cash from financing activities	25,926	13,380
Net increase in cash and cash equivalents	(967)	2,369
Cash and cash equivalents, beginning of period	12,727	17,031
Cash and cash equivalents, end of period	$11,760	$19,400
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$730	$75
Interest paid on deposits and borrowings	$1,124	$1,194
Noncash net transfer from loans to OREO and repossessed assets	$1,265	$1,679

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

Certain amounts in the prior quarters’ consolidated financial statements have been reclassified to conform to the current presentation.  These classifications do not have an impact on previously reported net income, retained earnings or earnings per share.

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

In connection with the Conversion, the Company sold a total of 1,417,500 shares of common stock in offering to certain depositors of Sound Community Bank and others, including 113,400 shares to the Sound Community Bank employee stock ownership plan (“ESOP”).  All shares were sold at a purchase price of $10.00 per share.  Proceeds from the offering, net of $1.5 million in expenses, totaled $12.7 million.  The Company used $1.1 million of the proceeds to fund the ESOP and made a $7.5 million capital contribution to the Bank.  In addition, concurrent with the offering, shares of Sound Financial, Inc. common stock owned by public stockholders were exchanged for 0.87423 shares of the Company’s common stock, with cash being paid in lieu of issuing any fractional shares.  As a result of the offering, exchange and cash in lieu of fractional shares, the Company had 2,587,544 shares outstanding as of June 30, 2013.

All share and per share information in this report for periods prior to the Conversion has been revised to reflect the 0.87423 Conversion exchange ratio.

Note 3 – Accounting Pronouncements Recently Issued or Adopted

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This update clarifies that ASU No. 2011-11 applies only to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement.  Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are no longer subject to the disclosure requirements in ASU No. 2011-11.  The amendments were effective for annual and interim reporting periods beginning on or after January 1, 2013.  The adoption of ASU No. 2013-01 did not have a material impact on the Company's consolidated financial statements.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments were effective for annual and interim reporting periods beginning on or after December 15, 2012.  The adoption of this update did not have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.  This update permits the use of the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge account purposes.  The amendment is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this update is not expected to have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  This update requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  No new recurring disclosures are required.  The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this update is not expected to have a material impact on the Company's consolidated financial statements.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4 – Investments

The amortized cost and fair value of our available-for-sale securities (“AFS”) and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows:The amortized cost and fair value of mortgage-backed securities by contractual maturity, at June 30, 2013, are shown below.  Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Amortized Cost	Gross Unrealized			Estimated Fair Value
	Gains	Losses 1 Year Or Less	Losses Greater Than 1 Year

June 30, 2013	(in thousands)
Agency mortgage-backed securities	$14,580	$11	$(300)	$-	$14,290
Non-agency mortgage-backed securities	2,916	132	-	$(373)	2,675
Total	$17,496	$143	$(300)	$(373)	$16,965

December 31, 2012
Agency mortgage-backed securities	$20,378	$27	$(278)	$-	$20,127
Non-agency mortgage-backed securities	3,273	19	-	(519)	2,773
Total	$23,651	$46	$(278)	$(519)	$22,900

	At June 30, 2013
	Amortized Cost	Fair Value
	(In thousands)
Due after ten years	$17,496	$16,965

Securities with an amortized cost of $7.2 million and fair value of $7.1 million at June 30, 2013 were pledged to secure Washington State Public Funds.  Additionally, the Company has letters of credit with a notional amount of $20.0 million to secure public deposits.

There were no sales of available for sale securities during the three and six months ended June 30, 2013 and 2012.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes at the dates indicated the aggregate fair value and gross unrealized loss by length of time of those investments that have been continuously in an unrealized loss position:

	June 30, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Agency mortgage-backed securities	$13,792	$(300)	$-	$-	$13,792	$(300)
Non-agency mortgage-backed securities	-	-	680	(373)	680	(373)
Total	$13,792	$(300)	$680	$(373)	$14,472	$(673)

	December 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Agency mortgage-backed securities	$17,685	$(278)	$-	$-	$17,685	$(278)
Non-agency mortgage-backed securities	-	-	2,137	(519)	2,137	(519)
Total	$17,685	$(278)	$2,137	$(519)	$19,822	$(797)

The following table presents the cumulative roll forward of credit losses recognized in earnings during the six months ended June 30, 2013 and 2012 relating to the Company’s non-U.S. agency mortgage backed securities:

	Three months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Estimated credit losses, beginning balance	$439	$347	$420	$255
Additions for credit losses not previously recognized	11	32	30	124
Reduction for increases in cash flows	-	-	-	-
Reduction for realized losses	-	-	-	-
Estimated credit losses, ending balance	$450	$379	$450	$379

All of the agency mortgage-backed securities in an unrealized loss position at June 30, 2013 are issued or guaranteed by governmental agencies.  The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral.  It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2013, our securities portfolio consisted of 17 U.S. agency and five non-U.S. agency mortgage backed securities with a fair value of $17.0 million.  Two of the five non-U.S. agency securities and 14 of the 17 U.S. agency securities were in an unrealized loss position.  The unrealized losses were caused by changes in interest rates and market illiquidity causing a decline in the fair value subsequent to the purchase.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par.  While management does not intend to sell the non-agency mortgage backed securities, and it is unlikely that the Company will be required to sell these securities before recovery of its amortized cost basis, management’s impairment evaluation indicates that certain securities possess qualitative and quantitative factors that suggest an other-than-temporary impairment (“OTTI”).  These factors include, but are not limited to: the length of time and extent of the fair value declines, ratings agency down grades, the potential for an increased level of actual defaults, and the extension in duration of the securities.  In addition to the qualitative factors, management’s evaluation includes an assessment of quantitative evidence that involves the use of cash flow modeling and present value calculations as determined by considering the applicable OTTI accounting guidance.  The Company compares the present value of the current estimated cash flows to the present value of the previously estimated cash flows.  Accordingly, if the present value of the current estimated cash flows is less than the present value of the previous period’s present value, an adverse change is considered to exist and the security is considered OTTI.  The associated “credit loss” is the amount by which the security’s amortized cost exceeds the present value of the current estimated cash flows.  Based upon the results of the cash flow modeling, one security reflected OTTI of $30,000 during the six months ended June 30, 2013.  Estimating the expected cash flows and determining the present values of the cash flows involves the use of a variety of assumptions and complex modeling.  In developing its assumptions, the Company considers all available information relevant to the collectability of the applicable security, including information about past events, current conditions, and reasonable and supportable forecasts.  Furthermore, the Company asserts that the cash flows used in the determination of OTTI are its “best estimate” of cash flows.

Note 5 – Loans

The composition of the loan portfolio at the dates indicated, including loans held for sale, was as follows:

	At June 30, 2013	At December 31, 2012
Real estate loans:	(in thousands)
One- to four- family	$103,484	$95,784
Home equity	35,055	35,364
Commercial and multifamily	149,157	133,620
Construction and land	38,409	25,458
Total real estate loans	326,105	290,226
Consumer loans:
Manufactured homes	14,682	16,232
Other consumer	9,265	8,650
Total consumer loans	23,947	24,882
Commercial business loans	11,802	14,193
Total loans	361,854	329,301
Deferred fees	(1,117)	(832)
Loans held for sale	(2,078)	(1,725)
Total loans, gross	358,659	326,744
Allowance for loan losses	(4,129)	(4,248)
Total loans, net	$354,530	$322,496

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2013:

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$315	$160	$-	$18	$122	$8	$1	$-	$624
Collectively evaluated for impairment	1,233	730	583	429	145	146	96	143	3,505
Ending balance	$1,548	$890	$583	$447	$267	$154	$97	$143	$4,129
Loans receivable:
Individually evaluated for impairment	$4,945	$1,802	$2,814	$741	$638	$55	$162	$-	$11,157
Collectively evaluated for impairment	98,539	33,253	146,343	37,668	14,044	9,210	11,640	-	350,697
Ending balance	$103,484	$35,055	$149,157	$38,409	$14,682	$9,265	$11,802	$-	$361,854

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2012:

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$392	$247	$70	$25	$117	$22	$145	$-	$1,018
Collectively evaluated for impairment	1,025	750	422	192	143	124	73	501	3,230
Ending balance	$1,417	$997	$492	$217	$260	$146	$218	$501	$4,248
Loans receivable:
Individually evaluated for impairment	$6,016	$1,731	$2,127	$571	$654	$55	$839	$-	$11,993
Collectively evaluated for impairment	89,768	33,633	131,493	24,887	15,578	8,595	13,354	-	317,308
Ending balance	$95,784	$35,364	$133,620	$25,458	$16,232	$8,650	$14,193	$-	$329,301

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the activity in loan losses for the three months ended June 30, 2013:

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
	(in thousands)
One-to-four family	$1,299	$(257)	$-	$506	$1,548
Home equity	1,003	(74)	4	(43)	890
Commercial and multifamily	527	-	2	54	583
Construction and land	287	-	-	160	447
Manufactured homes	217	(30)	-	80	267
Other consumer	178	(16)	6	(14)	154
Commercial business	200	(2)	-	(101)	97
Unallocated	335	-	-	(192)	143
Total	$4,046	$(379)	$12	$450	$4,129

The following table summarizes the activity in loan losses for the six months ended June 30, 2013:

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
	(in thousands)
One-to-four family	$1,417	$(326)	$-	$457	$1,548
Home equity	997	(221)	6	108	890
Commercial and multifamily	492	(192)	34	249	583
Construction and land	217	(7)	-	237	447
Manufactured homes	260	(54)	-	61	267
Other consumer	146	(27)	14	21	154
Commercial business	218	(46)	-	(75)	97
Unallocated	501	-	-	(358)	143
Total	$4,248	$(873)	$54	$700	$4,129

The following table summarizes the activity in loan losses for the three months ended June 30, 2012:

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
	(in thousands)
One-to-four family	$1,582	$(650)	$4	$740	$1,676
Home equity	1,410	(20)	130	(308)	1,212
Commercial and multifamily	508	(503)	83	559	647
Construction and land	66	(4)	-	119	181
Manufactured homes	377	(32)	-	(9)	336
Other consumer	142	(27)	9	49	173
Commercial business	234	(1)	10	(28)	215
Unallocated	31	-	-	(22)	9
Total	$4,350	$(1,237)	$236	$1,100	$4,449

The following table summarizes the activity in loan losses for the six months ended June 30, 2012:

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
	(in thousands)
One-to-four family	$1,117	$(1,399)	$4	$1,954	$1,676
Home equity	1,426	(735)	132	389	1,212
Commercial and multifamily	969	(503)	83	98	647
Construction and land	105	(41)	-	117	181
Manufactured homes	290	(60)	-	106	336
Other consumer	213	(106)	16	50	173
Commercial business	254	(7)	10	(42)	215
Unallocated	81	-	-	(72)	9
Total	$4,455	$(2,851)	$245	$2,600	$4,449

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Credit Quality Indicators.  Federal regulations provide for the classification of lower quality loans as substandard, doubtful or loss.  An asset is considered substandard if it is inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged.  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all the weaknesses of currently existing facts, conditions and values.  Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without establishment of a specific loss reserve is not warranted.

When we classify problem loans as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address the risk specifically (if the loan is impaired) or we may allow the loss to be addressed in the general allowance (if the loan is not impaired).  General allowances represent loss reserves which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem loans.  When the Company classifies problem loans as a loss, we charge off such assets in the period in which they are deemed uncollectible.  Assets that do not currently expose us to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are classified as either watch or special mention assets.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Federal Deposit Insurance Corporation (“FDIC”), which can order the establishment of additional loss allowances.  Pass rated loans are loans that are not otherwise classified or criticized.

The following table represents the internally assigned grades as of June 30, 2013 by type of loan:

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:	(in thousands)
Pass	$91,028	$30,411	$144,942	$37,885	$13,027	$8,786	$10,363	$336,442
Watch	10,268	3,528	978	421	1,604	446	889	18,134
Special Mention	48	138	652	-	-	-	550	1,388
Substandard	2,140	978	2,585	103	51	33	-	5,890
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$103,484	$35,055	$149,157	$38,409	$14,682	$9,265	$11,802	$361,854

The following table represents the internally assigned grades as of December 31, 2012 by type of loan:

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:	(in thousands)
Pass	$84,685	$30,927	$130,721	$24,641	$14,898	$8,102	$12,290	$306,264
Watch	8,279	3,064	954	347	1,312	520	1,087	15,563
Special Mention	490	499	595	-	-	-	-	1,584
Substandard	2,329	874	1,350	471	23	28	815	5,890
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$95,784	$35,364	$133,620	$25,458	$16,232	$8,650	$14,193	$329,301

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the recorded investment in nonaccrual loans as of June 30, 2013 and December 31, 2012, by type of loan:

	June 30, 2013	December 31, 2012
	(in thousands)
One- to four- family	$784	$1,013
Home equity	443	332
Commercial and multifamily	230	1,106
Construction and land	-	471
Other consumer	24	1
Commercial business	-	80
Total	$1,481	$3,003

The following table represents the aging of the recorded investment in past due loans as of June 30, 2013 by type of loan:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
	(in thousands)
One-to-four family	$-	$479	$684	$-	$1,163	$102,321	$103,484
Home equity	361	28	443	-	832	34,223	35,055
Commercial and multifamily	-	-	230	-	230	148,927	149,157
Construction and land	-	-	-	-	-	38,409	38,409
Manufactured homes	110	-	24	-	134	14,548	14,682
Other consumer	3	9	-	-	12	9,253	9,265
Commercial business	-	-	-	-	-	11,802	11,802
Total	$474	$516	$1,381	$-	$2,371	$359,483	$361,854

The following table represents the aging of the recorded investment in past due loans as of December 31, 2012 by type of loan:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
	(in thousands)
One-to-four family	$2,238	$572	$836	$81	$3,727	$92,057	$95,784
Home equity	886	364	332	-	1,582	33,782	35,364
Commercial and multifamily	-	-	-	-	-	133,620	133,620
Construction and land	243	-	471	-	714	24,744	25,458
Manufactured homes	326	2	-	-	328	15,904	16,232
Other consumer	65	2	1	-	68	8,582	8,650
Commercial business	63	-	80	-	143	14,050	14,193
Total	$3,821	$940	$1,720	$81	$6,562	$322,739	$329,301

Nonperforming Loans.  Loans are considered nonperforming when they are placed on nonaccrual and/or when they are considered to be nonperforming troubled debt restructurings (“TDRs”).  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind.  Nonperforming TDRs include TDRs that do not have sufficient payment history (typically greater than six months) to be considered performing or TDRs that have become 31 or more days past due.

The following table represents the credit risk profile based on payment activity as of June 30, 2013 by type of loan:

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
(in thousands)
Performing	$102,651	$34,513	$148,688	$38,409	$14,658	$9,265-	$11,802	$359,986
Nonperforming	833	542	469	-	24	-	-	1,868
Total	$103,484	$35,055	$149,157	$38,409	$14,682	$9,265	$11,802	$361,854

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table represents the credit risk profile based on payment activity as of December 31, 2012 by type of loan:

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
(in thousands)
Performing	$94,641	$34,647	$132,273	$24,987	$16,203	$8,642	$13,996	$325,389
Nonperforming	1,143	717	1,347	471	29	8	197	3,912
Total	$95,784	$35,364	$133,620	$25,458	$16,232	$8,650	$14,193	$329,301

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

The following table presents loans individually evaluated for impairment as of June 30, 2013 by type of loan:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(In thousands)
One-to-four family	$506	$977	$-
Home equity	302	402	-
Commercial and multifamily	2,812	2,812	-
Construction and land	563	563	-
Manufactured homes	66	66	-
Other consumer	20	20	-
Commercial business	48	366	-
Total	$4,317	$5,206	$-
With an allowance recorded:
One-to-four family	$4,439	$4,479	$315
Home equity	1,501	1,501	160
Commercial and multifamily	2	2	-
Construction and land	179	179	18
Manufactured homes	571	571	122
Other consumer	34	34	8
Commercial business	114	114	1
Total	$6,840	$6,880	$624
Totals:
One-to-four family	$4,945	$5,456	$315
Home equity	1,803	1,903	160
Commercial and multifamily	2,814	2,814	-
Construction and land	742	742	18
Manufactured homes	637	637	122
Other consumer	54	54	8
Commercial business	162	480	1
Total	$11,157	$12,086	$624

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents loans individually evaluated for impairment as of December 31, 2012 by type of loan:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(in thousands)
One-to-four family	$2,521	$2,826	$-
Home equity	949	1,132	-
Commercial and multifamily	1,883	1,883	-
Construction and land	495	608	-
Manufactured homes	67	67	-
Other consumer	9	49	-
Commercial business	682	682	-
Total	$6,606	$7,247	$-
With an allowance recorded:
One-to-four family	$3,495	$3,651	$392
Home equity	782	782	247
Commercial and multifamily	244	244	70
Construction and land	76	76	25
Manufactured homes	587	587	117
Other consumer	46	46	22
Commercial business	157	196	145
Total	$5,387	$5,582	$1,018
Totals:
One-to-four family	$6,016	$6,477	$392
Home equity	1,731	1,914	247
Commercial and multifamily	2,127	2,127	70
Construction and land	571	684	25
Manufactured homes	654	654	117
Other consumer	55	95	22
Commercial business	839	878	145
Total	$11,993	$12,829	$1,018

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents loans individually evaluated for impairment as of June 30, 2013 and 2012 by type of loan:

	Three Months Ended
	June 30, 2013		June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(In thousands)
One-to-four family	$1,333	$5	$2,751	$12
Home equity	551	3	643	9
Commercial and multifamily	1,792	49	1,903	15
Construction and land	293	-	661	6
Manufactured homes	83	1	72	1
Other consumer	14	1	15	1
Commercial business	351	5	836	5
Total	$4,417	$64	$6,881	$49
With an allowance recorded:
One-to-four family	$4,292	$49	$5,759	$46
Home equity	1,225	16	1,416	12
Commercial and multifamily	123	-	336	2
Construction and land	128	3	149	2
Manufactured homes	547	12	749	12
Other consumer	39	-	117	1
Commercial business	244	4	133	2
Total	$6,598	$84	$8,659	$77
Totals:
One-to-four family	$5,625	$54	$8,510	$58
Home equity	1,776	19	2,059	21
Commercial and multifamily	1,915	49	2,239	17
Construction and land	421	3	810	8
Manufactured homes	630	13	821	13
Other consumer	53	1	132	2
Commercial business	595	9	969	7
Total	$11,015	$148	$15,540	$126

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents loans individually evaluated for impairment as of June 30, 2013 and 2012 by type of loan:

	Six Months Ended
	June 30, 2013		June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(In thousands)
One-to-four family	$1,729	$14	$2,868	$29
Home equity	683	5	686	22
Commercial and multifamily	1,822	85	1,863	34
Construction and land	360	1	700	18
Manufactured homes	78	2	48	3
Other consumer	12	2	15	1
Commercial business	461	10	635	10
Total	$5,469	$119	$6,815	$117
With an allowance recorded:
One-to-four family	$4,026	$102	$5,558	$117
Home equity	1,077	32	1,281	25
Commercial and multifamily	163	-	297	3
Construction and land	110	7	140	5
Manufactured homes	560	22	540	26
Other consumer	41	1	107	4
Commercial business	215	6	161	3
Total	$6,192	$170	$8,084	$183
Totals:
One-to-four family	$5,755	$116	$8,426	$146
Home equity	1,760	37	1,967	47
Commercial and multifamily	1,985	85	2,160	37
Construction and land	470	8	841	23
Manufactured homes	638	24	588	29
Other consumer	53	3	121	5
Commercial business	676	16	796	13
Total	$11,337	$289	$14,899	$300

Forgone interest on nonaccrual loans was $64,000 and $177,000 at June 30, 2013 and 2012, respectively.  There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual, TDR or impaired at June 30, 2013 or December 31, 2012.

Troubled debt restructurings.  Loans classified as TDRs totaled $6.5 million and $7.7 million at June 30, 2013 and December 31, 2012, respectively, and are included in impaired loans.  The Company has granted in its TDRs a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents new TDRs by type of modification that occurred during the three months ended June 30, 2013:

	Three months ended June 30, 2013
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
		(in thousands)
Home equity	1	$-	$-	$-	$99	$99
Total	1	$-	$-	$-	$99	$99

The following table presents new TDRs by type of modification that occurred during the six months ended June 30, 2013:

	Six months ended June 30, 2013
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
		(in thousands)
One- to- four family	3	$-	$-	$-	$878	$878
Home equity	1	-	-	-	99	99
Total	4	$-	$-	$-	$977	$977

The following table presents new TDRs by type of modification that occurred during the three months ended June 30, 2012:

	Three months ended June 30, 2012
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
		(in thousands)
One- to- four family	2	$-	$-	$-	$276	$276
Commercial and multifamily	1	-	-	-	183	183
Construction and land	2				26	26
Other consumer	1	-	-	-	2	2
Commercial business	1	-	-	-	26	26
Total	7	$-	$-	$-	$513	$513

The following table presents new TDRs by type of modification that occurred during the six months ended June 30, 2012:

	Six months ended June 30, 2012
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
		(in thousands)
One- to- four family	4	$-	$-	$-	$364	$364
Home equity	1	-	-	-	49	49
Commercial and multifamily	2	-	-	-	426	426
Construction and land	2				26	26
Other consumer	2	-	-	-	14	14
Commercial business	3	121	-	-	186	307
Total	14	$121	$-	$-	$1,065	$1,186

There were no post-modification changes for the recorded investment in loans that were recorded as a result of the TDRs for the three and six months ended June 30, 2013 and 2012, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table represents financing receivables modified as TDRs within the previous 12 months for which there was a payment default during the three and six months ended June 30, 2013 and 2012, respectively:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
One- to four- family	$-	$1,547	$-	$2,055
Home equity	-	129	99	129
Commercial and multifamily	-	1,391	-	1,391
Manufactured homes	-	362	-	444
Other consumer	-	40	-	40
Commercial business	-	540	-	540
Total	$-	$4,009	$99	$4,599

For the preceding tables, a loan is considered in default when a payment is 31 days past due.  No TDRs modified within the previous 12 months were three months past due as of June 30, 2013.  Two one- to four- family TDRs were three months past due as of June 30, 2012 and were therefore on nonaccrual status.

The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified in troubled debt restructurings.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6 – Fair Value Measurements

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether or not recognized or recorded at fair value as of June 30, 2013 and December 31, 2012:

	Fair Value at June 30, 2013
	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:	(in thousands)
Cash and cash equivalents	$11,760	$11,760	$-	$-
Available for sale securities	16,965	-	14,285	2,680
FHLB stock	2,357	-	-	2,357
Loans held for sale	2,078	-	2,078	-
Loans, net	356,828	-	-	356,828
Accrued interest receivable	1,333	1,333	-	-
Bank owned life insurance, net	10,872	-	10,872	-
Mortgage servicing rights	2,670	-	-	2,670
FINANCIAL LIABILITIES:
Non-maturity deposits	175,324	-	175,324	-
Time deposits	145,488	-	145,488	-
Borrowings	40,469	-	40,469	-
Accrued interest payable	72	-	72	-
Advance payments from borrowers for taxes and insurance	277	-	277	-

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:	(in thousands)
Cash and cash equivalents	$12,727	$12,727	$-	$-
Available for sale securities	22,900	-	20,127	2,773
FHLB Stock	2,401	-	-	2,401
Loans held for sale	1,725	-	1,725	-
Loans, net	327,078	-	-	327,078
Accrued interest receivable	1,280	1,280	-	-
Bank owned life insurance, net	7,220		7,220	-
Mortgage servicing rights	2,306	-	-	2,306
FINANCIAL LIABILITIES:
Non-maturity deposits	177,097	-	177,097	-
Time deposits	134,007	-	134,007	-
Borrowings	21,708	-	21,708	-
Accrued interest payable	83	-	83	-
Advance payments from borrowers for taxes and insurance	331	-	331	-

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the balance of assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	Fair Value at June 30, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Agency mortgage-backed securities	$14,290	$-	$14,290	$-
Non-agency mortgage-backed securities	2,675	-	-	2,675
Mortgage servicing rights	2,670	-	-	2,670

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Agency mortgage-backed securities	$20,127	$-	$20,127	$-
Non-agency mortgage-backed securities	2,773	-	-	2,773
Mortgage servicing rights	2,306	-	-	2,306

For the six months ended June 30, 2013 and 2012 there were no transfers between Level 1 and Level 2 nor between Level 2 and Level 3.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2013:

Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	242-550% (310%)
		Discount rate	8-12% (10%)
Non-agency mortgage-backed securities	Discounted cash flow	Discount rate	(8%)

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Beginning balance, at fair value	$2,773	$2,933
OTTI impairment losses	(30)	(124)
Sales and principal payments	(327)	(245)
Change in unrealized loss	264	237
Ending balance, at fair value	$2,680	$2,801

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Mortgage servicing rights are measured at fair value using significant unobservable input (Level 3) on a recurring basis and a reconciliation of this asset can be found in Note 7 – Mortgage Servicing Rights.

The following table presents the balance of assets measured at fair value on a nonrecurring basis at the dates indicated:

	Fair Value at June 30, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
OREO and repossessed assets	$1,190	$-	$-	$1,190
Impaired loans	12,219	-	-	12,219

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
OREO and repossessed assets	$2,503	$-	$-	$2,503
Impaired loans	11,993	-	-	11,993

The following tables present the total losses during the three and six months ended June 30, 2013 and 2012 resulting from fair value adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
OREO and repossessed assets	$191	$22	$776	$492
Impaired loans	379	1,237	494	2,815

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at June 30, 2013 or December 31, 2012.

The following table provides a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at June 30, 2013:

Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Market approach	Adjustment for differences between comparable sales	0-44% (9%)
Impaired loans	Market approach	Adjustment for differences between comparable sales	0-100% (7%)

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

OREO and Repossessed Assets – The fair value of OREO and repossessed assets is based on the current appraised value of the collateral.

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

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At June 30, 2013 and December 31, 2012, loans held for sale were carried at cost.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7 – Mortgage Servicing Rights

The unpaid principal balances of loans serviced for Federal National Mortgage Association (“FNMA”) at June 30, 2013 and December 31, 2012, totaled approximately $365.7 million, and were not included in the Company’s financial statements.

A summary of the change in the balance of mortgage servicing rights during the three and six months ended June 30, 2013 and 2012 were as follows:

	Three months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Beginning balance, at fair value	$2,396	$2,791	$2,306	$2,437
Servicing rights that result from transfers of financial assets	278	142	495	328
Changes in fair value:
Due to changes in model inputs or assumptions(1)	250	(76)	385	308
Other(2)	(254)	(299)	(516)	(515)
Ending balance, at fair value	$2,670	$2,558	$2,670	$2,558
_________________

(1) Represents changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates

(2) Represents changes due to collection or realization of expected cash flows over time.

The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	At June 30,
	2013	2012
Prepayment speed (PSA)	242%	339%
Weighted-average life (years)	5.3	4.1
Yield to maturity discount rate	10.0%	9.0%

The amount of contractually specified servicing, late and ancillary fees earned, recorded in mortgage servicing income on the Consolidated Statements of Income was $184,000 and $311,000 for the three and six months ended June 30, 2013, respectively, and $21,000 and $199,000 for the three and six months ended June 30, 2012, respectively.

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

Note 9 – Borrowings

The Company utilizes a loan agreement with the FHLB of Seattle. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial and multifamily portfolio based on the outstanding balance.  At June 30, 2013, the amount available to borrow under this agreement was approximately 35% of total assets, or up to $143.3 million, subject to the availability of eligible collateral.  Based on eligible collateral, the total amount available under this agreement as of June 30, 2013 and December 31, 2012 was $100.0 million and $90.7 million, respectively.  The Company had outstanding borrowings under this arrangement of $40.5 million and $21.9 million at June 30, 2013 and December 31, 2012, respectively.  Additionally, the Company had outstanding letters of credit from the FHLB with a notional amount of $20.0 million and $31.5 million at June 30, 2013 and December 31, 2012, respectively, to secure public deposits.  The net remaining amount available as of June 30, 2013 and December 31, 2012, was $39.5 million and $37.3 million, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The Company participates in the Federal Reserve Bank Borrower-in-Custody program, which gives the Company access to the discount window.  The terms of the program call for a pledge of specific assets.  The Company had unused borrowing capacity of $13.3 million and $11.8 and no outstanding borrowings under this program at June 30, 2013 and December 31, 2012, respectively.

The Company has access to an unsecured line of credit from the Pacific Coast Banker’s Bank.  The line has a two-year term maturing on June 30, 2014 and is renewable biannually.  At June 30, 2013, the amount available under this line of credit was $2.0 million.  There was no balance on this line of credit as of June 30, 2013 and December 31, 2012, respectively.

Note 10 – Earnings Per Common Share

Non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of earnings per share pursuant to the two-class method.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Certain of the Company’s non-vested restricted stock awards qualify as participating securities.

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

ESOP shares are considered outstanding for basic and diluted earnings per share when the shares are committed to be released.

Earnings per common share are summarized for the periods presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Net income	$1,142	$593	$1,939	$1,139
Less net income attributable to participating securities(1)	6	6	11	11
Net income available to common shareholders	$1,136	$587	$1,928	$1,128
Weighted average number of shares outstanding, basic	2,586,810	2,587,760	2,586,940	2,584,696
Effect of potentially dilutive common shares(2)	50,916	27,723	49,418	25,488
Weighted average number of shares outstanding, diluted	2,637,726	2,615,484	2,636,358	2,610,184
Earnings per share, basic	$0.44	$0.22	$0.75	$0.44
Earnings per share, diluted	$0.43	$0.22	$0.74	$0.43
------------------------------------------------
(1) Represents dividends paid and undistributed earnings allocated to non-vested restricted stock awards.
(2) Represents the effect of the assumed exercise of warrants, assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

There were no shares considered anti-dilutive for the three and six months ended June 30, 2013 or 2012.

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

As of June 30, 2013, on an adjusted basis, awards for stock options totaling 107,456 shares and awards for restricted stock totaling 49,771 shares of Company common stock have been granted, net of any forfeitures, to participants in the Plan.  During the six months ended June 30, 2013 and 2012, share-based compensation expense totaled $84,000 and $66,000, respectively.  All of the awards vest in 20 percent annual increments commencing one year from the grant date.  The options are exercisable for a period of 10 years from the date of grant, subject to vesting.

The following is a summary of the Company’s stock option plan awards during the period ended June 30, 2013:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value

Outstanding at the beginning of the year	115,936	$8.93	6.78	$170,426
Granted	-	-
Exercised	-	-
Forfeited	(8,480)	$9.07
Expired	-	-
Outstanding at June 30, 2013	107,456	$8.92	6.34	$520,087
Exercisable	70,115	$9.02	5.81	$332,345
Expected to vest, assuming a 0% forfeiture rate over the vesting term	107,456	$8.92	6.34	$520,087

As of June 30, 2013, there was $89,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  The cost is expected to be recognized over the remaining weighted-average vesting period of 5.3 years.

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

The following is a summary of the Company’s non-vested restricted stock awards during the six months ended June 30, 2013:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-vested at January 1, 2013	24,747	$8.44
Granted	-
Vested	(9,487)
Forfeited	(735)
Expired	-
Non-vested at June 30, 2013	14,525	$8.44	$13.76
Expected to vest assuming a 0% forfeiture rate over the vesting term	14,525	$8.44	$13.76

The aggregate intrinsic value of the non-vested restricted stock options as of June 30, 2013 was $199,864.

As of June 30, 2013, there was $62,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plan remaining.  The cost is expected to be recognized over the weighted-average vesting period of 2.2 years.

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company.  In August 2012, in conjunction with the Conversion, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company.  Both loans are being repaid principally by the Bank through contributions to the ESOP over a period of ten years.  The interest rate on the loans is fixed at 4.0% and 2.25%, per annum, respectively.  At June 30, 2013, the remaining balances of the ESOP loans were $638,000 and $1.0 million, respectively.

Neither the loan balances nor the related interest expense are reflected on the condensed consolidated financial statements.

At June 30, 2013, the ESOP was committed to release 22,900 shares of the Company’s common stock to participants and held 151,115 unallocated shares remaining to be released in future years.  The fair value of the 202,755 restricted shares held by the ESOP trust was $2.8 million at June 30, 2013.  ESOP compensation expense included in salaries and benefits was $97,000 and $173,000 for the three and six months ended June 30, 2013, respectively.  ESOP Compensation expense included in salaries and benefits was $29,000 and $53,000 for the three and six months ended June 30, 2012.

Note 12 – Subsequent Event

On July 31, 2013, the Company declared a quarterly cash dividend of $0.05 per common share, payable on August 27, 2013 to shareholders of record at the close of business August 13, 2013.

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

References in this document to Sound Financial Bancorp or the (“Company”) refer to Sound Financial Bancorp, Inc. and its predecessor, Sound Financial, Inc., a federal corporation, and references to the “Bank” refer to Sound Community Bank.  References to “we,” “us,” and “our” means Sound Financial Bancorp and its wholly-owned subsidiary, Sound Community Bank, unless the context otherwise requires.

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

Substantially all of Sound Financial Bancorp’s business is conducted through Sound Community Bank, which until December 28, 2102, was a federal savings bank subject to extensive regulation by the Office of the Comptroller of the Currency.  During October 2012, the Bank filed an application to convert from a federally chartered savings bank to a Washington state-chartered commercial bank.  The charter change was completed on December 28, 2012.  As a Washington commercial bank, the Bank’s regulators are the Washington State Department of Financial Institutions (“WDFI”) and the FDIC.  The Board of Governors of the Federal Reserve System (“Federal Reserve”) remains the primary federal regulator for the Company.  The charter change primarily was undertaken to reduce regulatory examination costs and to move oversight of the Bank to the WDFI, which is focused on local community banks and financial institutions.

Sound Community Bank’s deposits are insured up to applicable limits by the FDIC.  At June 30, 2013, Sound Financial Bancorp had total consolidated assets of $409.6 million, net loans of $354.5 million, deposits of $319.5 million and stockholders’ equity of $45.5 million.  The shares of Sound Financial Bancorp are traded on The NASDAQ Capital Market under the symbol “SFBC.”  Our executive offices are located at 2005 5th Avenue, Suite 200, Seattle, Washington, 98121.

Our principal business consists of attracting retail deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial and multifamily, consumer and commercial business loans and, to a lesser extent, construction and land loans.  We offer a wide variety of secured and unsecured consumer loan products, including manufactured home loans, automobile loans, boat loans and recreational vehicle loans.  As part of our business, we focus on residential mortgage loan originations, many of which we sell to Fannie Mae.  We sell these loans with servicing retained to maintain the direct customer relationship and to continue providing strong customer service.

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

Our noninterest expenses consist primarily of salaries and employee benefits, expenses for occupancy, marketing and data processing and FDIC deposit insurance premiums.  Salaries and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits.  Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, property taxes, depreciation charges, maintenance and the cost of utilities.

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

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

General.   Total assets increased by $28.6 million, or 7.5% to $409.6 million at June 30, 2013 from $381.0 million at December 31, 2012.  This increase was primarily the result of a $32.0 million, or 9.9% increase in our net loan portfolio and a $3.7 million, or 50.6% increase in the cash surrender value of bank-owned life insurance partially offset by a $5.9 million or 25.9% decrease in available for sale securities and a $1.3 million or 52.5% decrease in OREO and other repossessed assets.  Asset growth was funded by a $7.4 million increase in deposits, an $18.7 million increase in FHLB advances and a $2.0 million increase in shareholders’ equity primarily as a result of net income.

Cash and Securities.  Cash, cash equivalents and our available-for-sale securities in the aggregate decreased by $6.9 million, or 19.4%, to $28.7 million at June 30, 2013.  Cash and cash equivalents decreased by $967,000, or 7.6%, to $11.8 million at June 30, 2013, as excess cash balances were used to fund loans and bank-owned life insurance.  Available-for-sale securities, which consist primarily of agency mortgage-backed securities, decreased by $5.9 million, or 25.9%, from $22.9 million at December 31, 2012 to $17.0 million at June 30, 2013.

At June 30, 2013, our available-for-sale securities portfolio consisted of $2.7 million of non-agency mortgage-backed securities.  These securities present a higher credit risk than U.S. agency mortgage-backed securities, of which we had $14.3 million at June 30, 2013.  In order to monitor the increased risk, management receives and reviews a credit surveillance report from a third party quarterly, which evaluates these securities based on a number of factors, including its credit scores, loan-to-value ratios, geographic locations, delinquencies and loss histories of the underlying mortgage loans.  This analysis is prepared in order to project future losses based on various home price depreciation scenarios over a three-year horizon.  Based on these reports, management ascertains the appropriate value for these securities and, during the six months ended June 30, 2013, recorded an other-than-temporary impairment charge of $30,000 on one of these non-agency securities.  Please see Note 4 – Investments in the Notes to Consolidated Financial Statements under Item 1 of this report.  The current market environment significantly limits our ability to mitigate our exposure to value changes in these more risky securities by selling them, and we do not anticipate these conditions to change significantly throughout the year.  Accordingly, if the market and economic environment impacting the loans supporting these securities continues to deteriorate, we could determine that an other-than-temporary impairment must be recorded on these securities, as well as on any other securities in our portfolio.  As a result, our future earnings, equity, regulatory capital and ongoing operations could be materially adversely affected.

Loans.  Our total loan portfolio, including loans held for sale, increased $32.6 million, or 9.9%, from $329.3 million at December 31, 2012 to $361.9 million at June 30, 2013.  Loans held for sale increased from $1.7 million at December 31, 2012 to $2.1 million at June 30, 2013, reflecting primarily the timing of transactions and increase in refinancing transaction volume.

The following table reflects the changes in the types of loans in our portfolio at June 30, 2013, as compared to December 31, 2012:
	June 30, 2013	December 31, 2012	Amount Change	Percent Change
	(Dollars in thousands)
One-to-four-family	$103,484	$95,784	$7,700	8.0%
Home equity	35,055	35,364	(309)	(0.9)%
Commercial and multifamily	149,157	133,620	15,537	11.6
Construction and land	38,409	25,458	12,951	50.9
Manufactured homes	14,682	16,232	(1,550)	(9.5)
Other consumer	9,265	8,650	615	7.1
Commercial business	11,802	14,193	(2,391)	(16.8)
Total loans	$361,854	$329,301	$32,553	9.9%

The most significant change in our loan portfolio were a result of increases in commercial and multifamily consistent with our operating strategy of increasing these higher yielding loans as a percentage of our assets  and maintaining the diversification of our loan portfolio.  Construction and land loans increased primarily a result of increased demand for new homes, reflecting the improvement in the housing market in the communities we serve.  We work with a small number of well-established single family home builders in our market areas.  Management monitors our exposure on construction loans closely and a third party evaluates each project’s percentage of completion before any draw is allowed.  The increase in our one- to four- family loans was primarily a result of increases in jumbo mortgage loans and other portfolio one-to four- family mortgage loans.  The loan portfolio remains well-diversified with commercial real estate loans accounting for 41.5% of the portfolio, of which 25.4% were owner-occupied. Residential real estate loans accounted for 28.2% of the portfolio. Home equity, manufactured and other consumer loans accounted for 16.4% of the portfolio. Construction and land accounted for 10.7% of the portfolio and commercial business loans accounted for the remaining 3.3% of total loans at June 30, 2013.

Mortgage Servicing Rights.  At June 30, 2013, we had $2.7 million in mortgage servicing rights recorded at fair value compared to $2.3 million at December 31, 2012.  The increase was the result of a 10 basis point increase in the estimated market value of the portfolio during the six month period from 63 basis points at December 31, 2012 to 73 basis points at June 30, 2013 primarily as a result of the increase in long-term mortgage rates slowing prepayment speeds.  We record mortgage servicing rights on loans sold to Fannie Mae with servicing retained and upon acquisition of a servicing portfolio.  We stratify our capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  Mortgage servicing rights are carried at fair value.  If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.

Nonperforming Assets.  At June 30, 2013, our nonperforming assets totaled $3.1 million, or 0.75% of total assets, compared to $6.4 million, or 1.68% of total assets at December 31, 2012.

The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio at the dates indicated:

	Nonperforming Assets
	At June 30, 2013	At December 31, 2012	Amount Change	Percent Change
	(Dollars in thousands)
Nonaccrual loans	$1,481	$3,003	$(1,522)	(50.7)%
Accruing loans 90 days or more delinquent	-	81	(81)	(100.0)
Nonperforming restructured loans	387	828	(501)	(60.5)
OREO and repossessed assets	1,190	2,503	(1,313)	(52.5)
Total nonperforming assets	$3,058	$6,415	$(3,417)	(53.3)%

Nonperforming loans to total loans decreased to 0.52% of total loans at June 30, 2013 from 1.19% at December 31, 2012.  This decrease reflects a $2.1 million decrease in nonperforming loans during the six month period ended June 30, 2013.  Our largest nonperforming loans at June 30, 2013 consisted of a $248,000 home equity loan and a $238,000 commercial real estate loan secured by property located in Clallam County, Washington and a $230,000 commercial real estate loan secured by property located in Pierce County, Washington.

OREO and repossessed assets decreased during the six months ended June 30, 2013 primarily due to improving economic conditions in our market and our continued focus on credit administration.  During the six months ended June 30, 2013, we repossessed six personal residences, one commercial land development and five manufactured homes.  We sold four personal residences, two commercial land developments and seven manufactured homes at an aggregate loss of $776,000.  Our largest OREO at June 30, 2013, consisted of a one- to four- family home with a recorded value of $243,000 located in Clallam County, Washington.  Our next largest OREO properties were a $197,000 one- to four- family home located in Clallam County, Washington and a $179,000 one- to four- family home located in Dayton, Washington.

Allowance for Loan Losses.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of evaluation in accordance with generally accepted accounting principles in the United States.  It is our best estimate of probable incurred credit losses in our loan portfolio.

Our allowance for loan losses at June 30, 2013 was $4.1 million, or 1.15% of total loans receivable, compared to $4.2 million, or 1.30% of total loans receivable at December 31, 2012.  The $119,000, or 2.8% decrease in the allowance for loan losses reflects the $700,000 provision for loan losses established during the six months ended June 30, 2013 as a result of the growth in our loan portfolio offset by decreasing loan charge-offs and nonperforming loans during this period.

The following table reflects the adjustments in our allowance during the periods indicated:

	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$4,248	$4,455
Charge-offs	(873)	(2,851)
Recoveries:	54	245
Net charge-offs	(819)	(2,606)
Provisions charged to operations	700	2,600
Balance at end of period	$4,129	$4,449

Ratio of net charge-offs during the period to average loans outstanding during the period	0.48%	1.35%
Allowance as a percentage of nonperforming loans	221.04%	65.65%
Allowance as a percentage of total loans (end of period)	1.15%	1.45%

Specific loan loss reserves decreased $394,000 while general loan loss reserves increased $275,000 at June 30, 2013, compared to the prior year end.  Net charge-offs for the six months ended June 30, 2013 were $819,000, or 0.47% of average loans on an annualized basis, compared to $2.6 million, or 1.35% of average loans for the same period in 2012.  The decrease in net charge-offs was primarily due to the slightly improving economic conditions in our market area and continued credit administration efforts.  As of June 30, 2013, the allowance for loan losses as a percentage of total loans receivable and nonperforming loans was 1.15% and 221.04%, respectively, compared to 1.45% and 65.65%, respectively, at December 31, 2012.  The allowance for loan losses as a percentage of total loans receivable decreased due to the increase in our loan portfolio during the period.  The allowance for loan losses as a percentage of nonperforming loans increased due to the decrease in nonperforming loans.

Deposits.  Total deposits increased by $7.4 million, or 2.4%, to $319.5 million at June 30, 2013 from $312.1 million at December 31, 2012, primarily as a result of a $9.2 million or 6.8% increase in certificates.  NOW accounts decreased $574,000, or 2.0%, saving accounts decreased $246,000, or 0.9%, and escrow accounts decreased $520,000.  Money market accounts increased $311,000, or 0.4%, and noninterest checking decreased $744,000, or 2.4%.  The increases were primarily a result of various marketing efforts during the period as we continued our emphasis on attracting relatively low-cost core deposit accounts.  The decrease in savings and demand accounts was primarily of result of customers placing these funds in certificate accounts or other higher yielding investments.

A summary of deposit accounts with the corresponding weighted average cost of funds is presented below:

	As of June 30, 2013		As of December 31, 2012
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
	(In thousands)		(In thousands)
Checking (noninterest)	$30,683	0.00%	$31,427	0.00%
NOW (interest)	27,966	0.17	28,540	0.10
Savings	26,928	0.13	27,174	0.08
Money market	86,460	0.31	86,149	0.32
Certificates	144,190	1.14	134,986	1.33
Escrow	3,287	0.00	3,807	0.00
Total deposits	$319,514	0.62%	$312,083	0.69%

Borrowings.  FHLB advances increased $18.7 million, or 85.4%, to $40.5 million at June 30, 2013, with a weighted-average cost of 0.59%, from $21.9 million at December 31, 2012, with a weighted-average cost of 1.12%.  We rely on FHLB advances to fund interest-earning assets when deposits alone cannot fully fund interest-earning asset growth.  This reliance on borrowings, rather than deposits, may increase our overall cost of funds.

Stockholders’ Equity.  Total stockholders’ equity increased $2.0 million, or 4.7%, to $45.5 million at June 30, 2013.  This increase primarily reflects $1.9 million in net income.

Comparison of Results of Operation for the Three and Six Months Ended June 30, 2013 and 2012

General. Net income increased $549,000 to $1.1 million for the three months ended June 30, 2013, compared to $593,000 for the three months ended June 30, 2012.  Net income increased $800,000 to $1.9 million for the six months ended June 30, 2013, compared to $1.1 million for the six months ended June 30, 2012.  The primary reasons for the improvement in comparative periods was a decrease in the provision for loan losses and increased interest income.

Interest Income.  Interest income increased by $288,000, or 6.3%, to $4.9 million for the three months ended June 30, 2013, from $4.6 million for the three months ended June 30, 2012.  Interest income increased $361,000, or 3.9%, to $9.5 million for the six months ended June 30, 2013, from $9.2 million for the six months ended June 30, 2012.  The increase in interest income for both periods primarily reflected the increase in the average balance of interest-earning assets, in particular our average balance of loans receivable which outpaced the decline in the weighted average yield on our interest-earning assets during the three and six months ended June 30, 2013 as compared to the same period last year.

Our weighted average yield on interest-earning assets was 5.27% and 4.99% for the three and six months ended June 30, 2013, respectively, compared to 6.01% and 6.02% for the three and six months ended June 30, 2012, respectively.  The weighted average yield on loans decreased to 5.60% and 5.48% for the three and six months ended June 30, 2013, respectively, from 5.89% and 6.00% for the three and six months ended June 30, 2012.  The average balance of net loans receivable increased $44.9 million, or 15.1% for the three months ended June 30, 2013 as compared to the same period last year.  The average balance of net loans receivable increased $40.2 million, or 13.6% for the six months ended June 30, 2013 as compared to the same period last year.  The weighted average yield on available-for-sale securities (excluding OTTI) was 1.04% and 1.81% for the three and six months ended June 30, 2013, respectively, compared to 8.14% and 7.86% for the three and six months ended June 30, 2012,respectively, reflecting higher average balances of agency mortgage-backed securities, which produced a much lower yield than the non-agency mortgage-backed securities.  The average balance of available-for-sale securities increased $14.3 million or 345.8% for the three months ended June 30, 2013 as compared to the same period last year.  The average balance of available-for-sale securities increased $16.3 million, or 461.9% for the six months ended June 30, 2013 as compared to the same period last year.

Interest Expense.  Interest expense decreased $44,000, or 7.5%, to $544,000 for the three months ended June 30, 2013, from $588,000 for the three months ended June 30, 2012.  Interest expense decreased $75,000, or 6.3%, to $1.1 million for the six months ended June 30, 2013, from $1.2 million for the six months ended June 30, 2012.  These decreases reflects overall lower interest rates paid on deposits and FHLB advances notwithstanding an increase in the average balances of deposits and FHLB advances during the periods.  Our weighted average cost of interest-bearing liabilities was 0.70% and 0.71% for the three and six months ended June 30, 2013, respectively, compared to 0.82% and 0.84% for the three and six months ended June 30, 2012, respectively.

Interest paid on deposits decreased $33,000, or 6.2%, to $498,000 for the three months ended June 30, 2013, from $531,000 for the three months ended June 30, 2012.  Interest paid on deposits decreased $77,000, or 7.2%, to $999,000 for the six months ended June 30, 2013, from $1.1 million for the six months ended June 30, 2012. These decreases resulted from decreases in the weighted average cost of deposits over the periods, which were partially offset by increases in the average balances of deposits outstanding in the periods.  We experienced a seven and eight basis point decrease in the average rate paid on deposits during the three and six months ended June 30, 2013, respectively compared to the same period in 2012.  This decrease in average rates was primarily a result of the re-pricing of matured certificates of deposit, most of which we were able to retain at lower rates.

Interest expense on borrowings decreased $11,000, or 19.3%, to $46,000 for the three months ended June 30, 2013 from $57,000 for the three months ended June 30, 2012.  The decrease was a result of a 218 basis point decrease in our cost of borrowings to 0.59% for the three months ended June 30, 2013 from 2.77% during the three months ended June 30, 2012.  This decrease was partially offset by the $23.2 million or 280.9% increase in the average balance of borrowings outstanding for the period.

Interest expense on borrowings increased $2,000, or 1.8%, to $114,000 for the six months ended June 30, 2013, from $112,000 for the six months ended June 30, 2012.  The increase was a result of a $22.0 million, or 263.7% increase in our average balance of outstanding borrowings at the FHLB which was partially offset by a 194 basis point decrease in our cost of borrowings which declined to 0.75% for the six months ended June 30, 2013 from 2.69 during the six months ended June 30, 2012 due to the maturity of higher rate fixed rate FHLB advances.

Net Interest Income.  Net interest income increased $332,000, or 8.3% to $4.3 million for the three months ended June 30, 2013, from $4.0 for the three months ended June 30, 2012.  Net interest income increased $436,000, or 5.5% to $8.4 million for the six months ended June 30, 2013, from $8.0 for the six months ended June 30, 2012.  The increases for both the three and six months ended June 30, 2013 primarily resulted from increased interest income due to higher average loan balances and to a lesser extent, lower rates paid on deposits and borrowings during these periods as compared to the same periods last year.  Our average yield on loans receivable decreased during the three and six months ended June 30, 2013 as compared to the same periods last year as new loan origination and adjustable rate loans repriced at a reduced yield due to the continued low rate environment.  Our net interest margin was 4.68% and 4.46% for the three and six months ended June 30, 2013, compared to 5.24% for both the three and six months ended June 30, 2012.

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

A provision of $450,000 and $700,000 was made during the three and six months ended June 30, 2013, respectively, compared to a provision of $1.1 million and $2.6 million during the three and six months ended June 30, 2012, respectively.  The reduced provision primarily reflects declines in loan charge-offs and nonperforming loans.  Although the amount of our nonperforming assets and loan charge-offs have declined significantly over the last year, we believe that higher than historical levels of nonperforming assets and charge-offs will continue until the housing market, unemployment, and general economic market conditions further recover in our market area.

For the three months ended June 30, 2013, the annualized percentage of net charge-offs to average loans decreased 81 basis points to 0.54% from 1.35% for the three months ended June 30, 2012.  For the six months ended June 30, 2013, the annualized percentage of net charge-offs to average loans decreased 88 basis points to 0.47% from 1.35% for the six months ended June 30, 2012.  The ratio of nonperforming loans to total loans decreased to 0.56% at June 30, 2013 from 2.21% at June 30, 2012..

Noninterest Income.  Noninterest income increased $572,000, or 72.8% to $1.4 million for the three months ended June 30, 2013, as compared to $786,000 for the three months ended June 30, 2012 as reflected below:

	Three Months Ended June 30,		Amount	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Service charges and fee income	$551	$513	$38	7.4%
Earnings on cash surrender value of BOLI	74	52	22	42.3
Mortgage servicing income	184	21	163	776.2
Fair value adjustment on mortgage servicing rights	250	(76)	326	(428.9)
Other-than-temporary impairment losses	(11)	(32)	21	(65.6)
Net gain on sale of loans	310	308	2	0.6
Total noninterest income	$1,358	$786	$572	72.8%

The fair value adjustment on mortgage servicing rights and increase in mortgage servicing income was positively impacted primarily due to slower prepayment speeds and growth in the mortgage servicing portfolio during the current three month period.  We sold $25.3 million and $14.5 million of loans to Fannie Mae during the three months ended June 30, 2013 and 2012, respectively.  The decrease in OTTI was a result of improving credit trends in the Company’s non-agency mortgage-backed securities.  The increase in earnings on cash surrender value of bank-owned life insurance was primarily a result of additional earnings as a result of a $3.5 million purchase of BOLI in the first quarter of 2013.

Noninterest income increased $600,000, or 28.2% to $2.7 million for the six months ended June 30, 2013, as compared to $2.1 million for the six months ended June 30, 2012 as reflected below:

	Six Months Ended June 30,		Amount	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Service charges and fee income	$1,149	$1,064	$85	8.0%
Earnings on cash surrender value of BOLI	153	118	35	29.7
Mortgage servicing income	311	199	112	56.3
Fair value adjustment on mortgage servicing rights	385	308	77	25.0
Other-than-temporary impairment losses	(30)	(124)	94	(75.8)
Net gain on sale of loans	756	559	197	35.2
Total noninterest income	$2,724	$2,124	$600	28.2%

The fair value adjustment on mortgage servicing rights and increase in mortgage servicing income was positively impacted primarily due to slower prepayment speeds and growth in the mortgage servicing portfolio during the current six month period.  The gain on sale of loans increased as a result of more loans originated and sold to Fannie Mae during the six months ended June 30, 2013 at more favorable rates for the majority of the period as compared to the same period last year.  We sold $47.3 million and $32.4 million of loans to Fannie Mae during the six months ended June 30, 2013 and 2012, respectively.  Refinancing activity was particularly significant in 2012 and in the six months ended June 30, 2013, leading to meaningful increases in loans originated for sale, however, the recent rise in mortgage interest rates may result in lower refinancing activity and gain on sale of loans in the future.  The decrease in OTTI was a result of improving credit trends in the Company’s non-agency mortgage-backed securities.  The increase in earnings on cash surrender value of bank-owned life insurance was primarily a result of additional earnings as a result of a $3.5 million purchase of BOLI in the first quarter of 2013.

Noninterest Expense.  Noninterest expense increased $741,000, or 26.2%, to $3.6 million during the three months ended June 30, 2013 as compared to $2.8 million during the three months ended June 30, 2012, as reflected below:

	Three Months Ended June 30,		Amount	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Salaries and benefits	$1,705	$1,423	$282	19.8%
Operations	991	728	263	36.1
Regulatory assessments	82	99	(17)	(17.2)
Occupancy	309	294	15	5.1
Data processing	318	262	56	21.4
Losses and expenses on OREO and repossessed assets	164	22	142	645.5
Total noninterest expense	$3,569	$2,828	$741	26.2%

Salaries and benefits expense increased during the three months ended June 30, 2013 primarily due to increased loan production by commission-based loan officers and from a modest increase in full time equivalent employees (“FTEs”) since June 30, 2012.  Operations expense increased primarily due to a $177,000 recourse provision for loans sold and higher education and training expenses during the three months ended June 30, 2013 in an effort to expand our investment in knowledge and core competencies of our employees.  Although our loans are generally sold without recourse, other than standard representations and warranties, we may have to repurchase a loan sold to Fannie Mae if it is determined that the loan does not meet their credit requirements, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if the loan were 90 days past due within 120 days of the loan funding date.  In light of our increased loan sales during 2012 and 2013, a recourse provision was initially established during the first quarter of 2013 to provide for estimated loan repurchases.  There was no recourse provision in 2012.  Regulatory assessments were lower due to a decrease in FDIC insurance assessments as a result of a reduction in the Bank’s FDIC assessment rate as well as a change in the assessment base from total deposits to average total assets less tangible equity.  In addition, these expenses were lower due to the Bank’s change from a national to state charter and related switch to the Washington State Department of Financial Institutions as the Bank’s primary regulator.  Losses and expenses on OREO and repossessed assets increased during the three months ended June 30, 2013 primarily due to the the sale of two commercial land developments during the three months ended June 30, 2013.

Noninterest expense increased $1.7 million, or 29.9%, to $7.6 million during the six months ended June 30, 2013 as compared to $5.8 million during the six months ended June 30, 2012, as reflected below:

	Six Months Ended June 30,		Amount	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Salaries and benefits	$3,392	$2,705	$687	25.4%
Operations	1,958	1,310	648	49.5
Regulatory assessments	182	221	(39)	(17.6)
Occupancy	608	604	4	0.7
Data processing	606	505	101	20.0
Losses and expenses on OREO and repossessed assets	838	492	346	70.3
Total noninterest expense	$7,584	$5,837	$1,747	29.9%

Salaries and benefits expense increased during the six months ended June 30, 2013 primarily due to increased loan production by commission-based loan officers and from a modest increase in full time equivalent employees (“FTEs”) since June 30, 2012.  Operations expense increased primarily due to a $408,000 recourse provision for loans sold and higher education and training expenses during the six months ended June 30, 2013 in an effort to expand our investment in knowledge and core competencies of our employees.  Although our loans are generally sold without recourse, other than standard representations and warranties, we may have to repurchase a loan sold to Fannie Mae if it is determined that the loan does not meet their credit requirements, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if the loan were 90 days past due within 120 days of the loan funding date.  In light of our increased loan sales during 2012 and 2013, a recourse provision was initially established during the first quarter of 2013 to provide for estimated loan repurchases.  There was no recourse provision in 2012.  Regulatory assessments were lower due to a decrease in FDIC insurance assessments as a result of a reduction in the Bank’s FDIC assessment rate as well as a change in the assessment base from total deposits to average total assets less tangible equity.  In addition, these expenses were lower due to the Bank’s change from a national to state charter and related switch to the Washington State Department of Financial Institutions as the Bank’s primary regulator.  Losses and expenses on OREO and repossessed assets increased during the six months ended June 30, 2013 primarily due to the sale of two commercial land developments during the six months ended June 30, 2013.

Income Tax Expense.   For the three months ended June 30, 2013, we had income tax expense of $539,000 on our pre-tax income as compared to $275,000 for the three months ended June 30, 2012.  The effective tax rates for the three months ended June 30, 2013 and 2012 were 32.1% and 31.7%, respectively.  For the six months ended June 30, 2013, we had income tax expense of $910,000 on our pre-tax income as compared to $520,000 for the six months ended June 30, 2012.  The effective tax rates for the six months ended June 30, 2013 and 2012 were 31.9% and 31.3%, respectively.

Liquidity

The Management Discussion and Analysis in Item 7 of the Company’s 2012 Form 10-K contains an overview of the Company’s and the Bank’s liquidity management, sources of liquidity and cash flows.  This discussion updates that disclosure for the six months ended June 30, 2013.

The Bank’s primary sources of funds are deposits, principal and interest payments on loans and borrowings.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank’s primary investing activity is loan originations.  The Bank maintains liquidity levels it believes to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  At June 30, 2013, the Bank had $28.7 million in cash and investment securities available for sale and $2.1 million in loans held for sale generally available for its cash needs.  Also, based on existing collateral pledged, the Bank had the ability to borrow an additional $39.5 million in Federal Home Loan Bank advances, $13.3 million through the Federal Reserve’s Discount Window and $2.0 million through Pacific Coast Banker’s Bank.  The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At June 30, 2013, outstanding loan commitments, including unused lines and letters of credit totaled $61.8 million.  Certificates of deposit scheduled to mature in one year or less at June 30, 2013, totaled $86.0 million.  Based on our competitive pricing, we believe that a majority of maturing deposits will remain with the Bank.

As disclosed in our Condensed Consolidated Statements of Cash Flows in Item 1 of this Quarterly Report on Form 10-Q, cash and cash equivalents decreased $967,000 to $11.8 million as of June 30, 2013, from $12.7 million as of December 31, 2012.  Net cash provided by operating activities was $3.2 million for the six months ended June 30, 2013.  Net cash of $30.1 million was used in investing activities during the six months ended June 30, 2013 and consisted principally of loan originations, net of principal repayments and purchases of BOLI.  The $25.9 million of cash provided by financing activities during the six months ended June 30, 2013 primarily consisted of $7.4 million net increase in deposits and $18.7 million in FHLB advances.

As a separate legal entity from the Bank, the Company must provide for its own liquidity.  At June 30, 2013, the Company, on an unconsolidated basis, had $4.0 million in cash, interest-bearing deposits and liquid investments generally available for its cash needs.  The Company’s principal source of liquidity is dividends from the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the six months ended June 30, 2013, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet loan commitments at June 30, 2013, is as follows (in thousands):

Off-balance sheet loan commitments:	At June 30, 2013
Residential mortgage commitments	$9,560
Undisbursed portion of loans closed	23,799
Unused lines of credit	27,903
Irrevocable letters of credit	523
Total loan commitments	$61,785

Capital

Sound Community Bank is subject to minimum capital requirements imposed by regulations of the FDIC.  Based on its capital levels at June 30, 2013, Sound Community Bank exceeded these requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a “well-capitalized” status under the regulatory capital categories of the FDIC.  Based on capital levels at June 30, 2013, Sound Community Bank was considered to be well-capitalized under applicable regulatory requirements.  Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank’s “well-capitalized” status.

The actual regulatory capital amounts and ratios calculated for Sound Community Bank at June 30, 2013 were as follows (dollars in thousands):

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2013
Tier 1 Capital to average assets	$ 40,438	10.22%	$ 15,830	≥	4.0%	$ 19,788	≥	5.0%
Tier 1 Capital to risk-weighted assets	$ 40,438	12.90%	$ 12,537	≥	4.0%	$ 18,806	≥	6.0%
Total Capital to risk-weighted assets	$ 44,358	14.15%	$ 25,074	≥	8.0%	$ 31,343	≥	10.0%

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company provided information about market risk in Item 7A of its 2012 Form 10-K.  There have been no material changes in our market risk since our 2012 Form 10-K.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act")), as of June 30, 2013, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the six months ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                                                                                                             Sound Financial Bancorp, Inc.

Date: August 15, 2013	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President and Chief Executive Officer

Date: August 15, 2013	By:	/s/ Matthew P. Deines
Matthew P. Deines
Executive Vice President and Chief Financial Officer