Form 10-Q
period 2013-09-30
Sound Financial Bancorp, Inc.
filed 2013-11-13
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 12, 2013, there were 2,550,810 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30, 2013	December 31, 2012
ASSETS	(unaudited)
Cash and cash equivalents	$13,961	$12,727
Available-for-sale securities, at fair value	16,639	22,900
Loans held for sale	1,664	1,725
Loans	379,786	326,744
Allowance for loan losses	(4,115)	(4,248)
Total Loans, net	375,671	322,496
Accrued interest receivable	1,313	1,280
Bank-owned life insurance (“BOLI”), net	10,950	7,220
Other real estate owned (“OREO”) and repossessed assets, net	981	2,503
Mortgage servicing rights, at fair value	2,843	2,306
Federal Home Loan Bank (“FHLB”) stock, at cost	2,336	2,401
Premises and equipment, net	2,174	2,256
Other assets	3,196	3,230
Total assets	$431,728	$381,044
LIABILITIES
Deposits
Interest-bearing	$306,767	$276,849
Noninterest-bearing demand	34,575	35,234
Total deposits	341,342	312,083
Accrued expenses and other liabilities	3,520	3,309
Advance payments from borrowers for taxes and insurance	562	331
Borrowings	40,381	21,864
Total liabilities	385,805	337,587
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,550,810 and 2,587,544 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	26	26
Additional paid-in capital	24,370	24,789
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(1,598)	(1,598)
Retained earnings	23,410	20,736
Accumulated other comprehensive loss, net of tax	(285)	(496)
Total stockholders’ equity	45,923	43,457
Total liabilities and stockholders’ equity	$431,728	$381,044

See notes to condensed consolidated financial statements

3

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
INTEREST INCOME
Loans, including fees	$4,926	$4,437	$14,268	$13,459
Interest and dividends on investments, cash and cash equivalents	59	105	239	244
Total interest income	4,985	4,542	14,507	13,703
INTEREST EXPENSE
Deposits	528	540	1,527	1,617
Borrowings	50	56	164	167
Total interest expense	578	596	1,691	1,784
Net interest income	4,407	3,946	12,816	11,919
PROVISION FOR LOAN LOSSES	450	1,075	1,150	3,675
Net interest income after provision for loan losses	3,957	2,871	11,666	8,244
NONINTEREST INCOME
Service charges and fee income	564	574	1,714	1,638
Earnings on cash surrender value of bank-owned life insurance	78	60	230	179
Mortgage servicing income	76	148	387	346
Fair value adjustment on mortgage servicing rights	271	(211)	656	97
Other-than-temporary impairment losses on securities	-	(32)	(30)	(156)
Net gain on sale of loans	37	668	794	1,226
Total noninterest income	1,026	1,207	3,751	3,330
NONINTEREST EXPENSE
Salaries and benefits	1,858	1,537	5,224	4,242
Operations	825	697	2,809	2,007
Regulatory assessments	57	108	239	329
Occupancy	353	314	961	918
Data processing	348	264	954	769
Net loss on OREO and repossessed assets	125	265	963	757
Total noninterest expense	3,566	3,185	11,150	9,022
Income before provision for income taxes	1,417	893	4,267	2,552
Provision for income taxes	423	281	1,333	800
Net income	$994	$612	$2,934	$1,752

Earnings per common share:
Basic	$0.39	$0.24	$1.14	$0.68
Diluted	$0.38	$0.23	$1.11	$0.67
Weighted average number of common shares outstanding:
Basic	2,576,995	2,587,669	2,583,588	2,585,694
Diluted	2,634,087	2,627,820	2,635,564	2,616,070

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$994	$612	$2,934	$1,752
Available for sale securities:
Unrealized gains arising during the period, net of taxes of $33, $22, $98 and $43, respectively	65	42	191	83
Reclassification adjustments for other-than-temporary impairment, net of taxes of $0, $11, $10 and $53, respectively	-	21	20	103
Other comprehensive income, net of tax	$65	$63	$211	$186
Comprehensive income	$1,059	$675	$3,145	$1,938

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2013 and 2012 (unaudited)
(In thousands, except number of shares)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balances at December 31, 2011	2,949,045	$30	$11,939	$(693)	$18,096	$(659)	$28,713
Net income					1,752		1,752
Other comprehensive income, net of tax						186	186
Restricted stock awards	11,000
Cancel Sound Community Bank MHC shares	(1,621,435)	(16)					(16)
Exchange of common stock at 0.87423 shares per common share	(168,357)	(2)					(2)
Fractional share distribution	(209)
Proceeds from stock offering, net of offering costs	1,417,500	14	12,658				12,672
Purchase of common stock by ESOP				(1,134)			(1,134)
Share-based compensation			125				125
Balances at September 30, 2012	2,587,544	$26	$24,722	$(1,827)	$19,848	$(473)	$42,296

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balances at December 31, 2012	2,587,544	$26	$24,789	$(1,598)	$20,736	$(496)	$43,457
Net income					2,934		2,934
Other comprehensive income, net of tax						211	211
Share-based compensation			126				126
Restricted stock forfeited and retired	(734)
Cash dividends on common stock ($0.05 per share)					(260)		(260)
Common stock repurchased	(36,000)		(545)				(545)
Balances at September 30, 2013	2,550,810	$26	$24,370	$(1,598)	$23,410	$(285)	$45,923
See notes to condensed consolidated financial statements

 SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)
	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,934	$1,752
Adjustments to reconcile net income to net cash from operating activities
Accretion of net premium on investments	402	69
Other-than-temporary impairment losses on securities	30	156
Provision for loan losses	1,150	3,675
Depreciation and amortization	340	284
Compensation expense related to stock options and restricted stock	126	125
Fair value adjustment on mortgage servicing rights	(656)	(97)
Additions to mortgage servicing rights	(655)	(544)
Amortization of mortgage servicing rights	774	774
Increase in cash surrender value of BOLI	(230)	(179)
Gain on sale of loans	(794)	(1,226)
Proceeds from sale of loans	110,658	63,865
Originations of loans held for sale	(109,803)	(65,373)
Loss on sale and write-downs of OREO and repossessed assets	855	314
Change in operating assets and liabilities
Accrued interest receivable	(33)	(15)
Other assets	(76)	(1,398)
Accrued interest payable	(7)	(6)
Other liabilities	218	366
Net cash from operating activities	5,233	4,984
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available for sale securities	8,060	1,219
FHLB stock redeemed	65	-
Purchase of available for sale securities	(1,910)	(19,056)
Net increase in loans	(56,100)	(15,074)
Improvements to OREO and other repossessed assets	(33)	(392)
Proceeds from sale of OREO and other repossessed assets	2,475	2,726
Purchases of premises and equipment, net	(258)	(136)
Purchases of BOLI	(3,500)	-
Net cash used by investing activities	(51,201)	(30,713)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	29,259	13,046
Proceeds from borrowings	205,500	-
Repayment of borrowings	(186,983)	(482)
Dividends paid on common stock	(260)	-
Net change in advances from borrowers for taxes and insurance	231	251
Common stock purchase by ESOP	-	(1,134)
Repurchase of common stock	(545)	-
Proceeds from stock offering, net of offering costs	-	12,672
Net cash from financing activities	47,202	24,353
Net increase (decrease) in cash and cash equivalents	1,234	(1,376)
Cash and cash equivalents, beginning of period	12,727	17,031
Cash and cash equivalents, end of period	$13,961	$15,655
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$1,340	$750
Interest paid on deposits and borrowings	$1,698	$1,790
Noncash net transfer from loans to OREO and repossessed assets	$1,775	$2,375
See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation

The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Sound Financial Bancorp, Inc., and its wholly owned subsidiary, Sound Community Bank (the “Bank”, collectively, “we,” “us,” “our,” or the “Company”).  These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.  These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 31, 2013 (“2012 Form 10-K”).  The results for the interim periods are not necessarily indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2012, included in the 2012 Form 10-K.

Certain amounts in the prior quarters’ consolidated financial statements have been reclassified to conform to the current presentation.  These classifications do not have an impact on previously reported net income, retained earnings, stockholders’ equity or earnings per share.

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

In connection with the Conversion, the Company sold a total of 1,417,500 shares of common stock in offering to certain depositors of Sound Community Bank and others, including 113,400 shares to the Sound Community Bank employee stock ownership plan (“ESOP”).  All shares were sold at a purchase price of $10.00 per share.  Proceeds from the offering, net of $1.5 million in expenses, totaled $12.7 million.  The Company used $1.1 million of the proceeds to fund the ESOP and made a $7.5 million capital contribution to the Bank.  In addition, concurrent with the offering, shares of Sound Financial, Inc. common stock owned by public stockholders were exchanged for 0.87423 shares of the Company’s common stock, with cash being paid in lieu of issuing any fractional shares.  At September 30, 2013, the Company had 2,550,810 shares outstanding.

All share and per share information in this report for periods prior to the Conversion has been revised to reflect the 0.87423 Conversion exchange ratio.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3 – Accounting Pronouncements Recently Issued or Adopted

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This update clarifies that ASU No. 2011-11 applies only to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement.  Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are no longer subject to the disclosure requirements in ASU No. 2011-11.  The amendments were effective for annual and interim reporting periods beginning on or after January 1, 2013.  The adoption of ASU No. 2013-01 did not have a material impact on the Company's consolidated financial statements.

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

In July 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.  This update permits the use of the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge account purposes.  The amendment was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this update did not have a material impact on the Company's consolidated financial statements.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4 – Investments

The amortized cost and fair value of our available-for-sale securities (“AFS”) and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

Amortized Cost	Gross Unrealized			Estimated Fair Value
	Gains	Losses 1 Year Or Less	Losses Greater Than 1 Year

September 30, 2013
Municipal bonds	$1,910	$38	$-	$-	$1,948
Agency mortgage-backed securities	12,393	29	(220)	-	12,202
Non-agency mortgage-backed securities	2,767	83	-	(361)	2,489
Total	$17,070	$150	$(220)	$(361)	$16,639

December 31, 2012
Agency mortgage-backed securities	$20,378	$27	$(278)	$-	$20,127
Non-agency mortgage-backed securities	3,273	19	-	(519)	2,773
Total	$23,651	$46	$(278)	$(519)	$22,900

The amortized cost and fair value of investments available-for-sale at September 30, 2013, by contractual maturity, are shown below (in thousands).  Expected maturities of investments available-for-sale may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At September 30, 2013
	Amortized Cost	Fair Value
Due after ten years	$17,070	$16,639

Securities with an amortized cost of $11.6 million and fair value of $12.2 million at September 30, 2013 were pledged to secure Washington State Public Funds.  Additionally, the Company has letters of credit with a notional amount of $25.0 million to secure public deposits.

There were no sales of available for sale securities during the three and nine months ended September 30, 2013 and 2012.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes at the dates indicated the aggregate fair value and gross unrealized loss by length of time of those investments that have been continuously in an unrealized loss position (in thousands):

	September 30, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$9,082	$(220)	$-	$-	$9,082	$(220)
Non-agency mortgage-backed securities	-	-	646	(361)	646	(361)
Total	$9,082	$(220)	$646	$(361)	$9,728	$(581)

	December 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$17,685	$(278)	$-	$-	$17,685	$(278)
Non-agency mortgage-backed securities	-	-	2,137	(519)	2,137	(519)
Total	$17,685	$(278)	$2,137	$(519)	$19,822	$(797)

The following table presents the cumulative roll forward of credit losses recognized in earnings during the three and nine months ended September 30, 2013 and 2012 relating to the Company’s non- agency mortgage backed securities (in thousands):

	Three months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Estimated credit losses, beginning balance	$450	$379	$420	$256
Additions for credit losses not previously recognized	-	33	30	156
Reduction for increases in cash flows	-	-	-	-
Reduction for realized losses	-	-	-	-
Estimated credit losses, ending balance	$450	$412	$450	$412

As of September 30, 2013, our securities portfolio consisted of 17 agency mortgage-backed securities, five non-agency mortgage-backed securities and five municipal securities with a fair value of $16.6 million.  At September 30, 2013, 11 of the 17 agency mortgage-backed securities were in an unrealized loss position.  All of the agency mortgage-backed securities in an unrealized loss position at September 30, 2013 were issued or guaranteed by U.S. governmental agencies.  The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral.  It is expected that these securities will not be settled at a price less than the amortized cost of each investment.  Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because we do not intend to sell the securities in this class and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered an other-than-temporary impairment (“OTTI”).

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2013, two of the five non-agency mortgage-backed securities were in an unrealized loss position.  The unrealized losses were caused by changes in interest rates and market illiquidity causing a decline in the fair value subsequent to the purchase.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par.  While management does not intend to sell the non-agency mortgage-backed securities, and it is unlikely that the Company will be required to sell these securities before recovery of its amortized cost basis, management’s impairment evaluation indicates that certain securities possess qualitative and quantitative factors that suggest an OTTI.  These factors include, but are not limited to: the length of time and extent of the fair value declines, ratings agency down grades, the potential for an increased level of actual defaults, and the extension in duration of the securities.  In addition to the qualitative factors, management’s evaluation includes an assessment of quantitative evidence that involves the use of cash flow modeling and present value calculations as determined by considering the applicable OTTI accounting guidance.  The Company compares the present value of the current estimated cash flows to the present value of the previously estimated cash flows.  Accordingly, if the present value of the current estimated cash flows is less than the present value of the previous period’s present value, an adverse change is considered to exist and the security is considered OTTI.  The associated “credit loss” is the amount by which the security’s amortized cost exceeds the present value of the current estimated cash flows.  Based upon the results of the cash flow modeling, one security reflected OTTI of $0 and $30,000 during the three and nine months ended September 30, 2013.  Estimating the expected cash flows and determining the present values of the cash flows involves the use of a variety of assumptions and complex modeling.  In developing its assumptions, the Company considers all available information relevant to the collectability of the applicable security, including information about past events, current conditions, and reasonable and supportable forecasts.  Furthermore, the Company asserts that the cash flows used in the determination of OTTI are its “best estimate” of cash flows.

Note 5 – Loans

The composition of the loan portfolio at the dates indicated, including loans held for sale, was as follows (in thousands):

	At September 30, 2013	At December 31, 2012
Real estate loans:
One- to four- family	$116,616	$95,784
Home equity	35,317	35,364
Commercial and multifamily	148,745	133,620
Construction and land	43,780	25,458
Total real estate loans	344,458	290,226
Consumer loans:
Manufactured homes	13,983	16,232
Other consumer	9,393	8,650
Total consumer loans	23,376	24,882
Commercial business loans	14,842	14,193
Total loans	382,676	329,301
Deferred fees	(1,226)	(832)
Loans held for sale	(1,664)	(1,725)
Total loans, gross	379,786	326,744
Allowance for loan losses	(4,115)	(4,248)
Total loans, net	$375,671	$322,496

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2013 (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$407	$186	$1	$17	$128	$2	$2	$-	$743
Collectively evaluated for impairment	1,422	747	507	284	116	131	60	105	3,372
Ending balance	$1,829	$933	$508	$301	$244	$133	$62	$105	$4,115
Loans receivable:
Individually evaluated for impairment	$4,745	$1,894	$3,454	$740	$671	$46	$565	$-	$12,115
Collectively evaluated for impairment	111,871	33,423	145,291	43,040	13,312	9,347	14,277	-	370,561
Ending balance	$116.616	$35,317	$148,745	$43,780	$13,983	$9,393	$14,842	$-	$382,676

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2012 (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$392	$247	$70	$25	$117	$22	$145	$-	$1,018
Collectively evaluated for impairment	1,025	750	422	192	143	124	73	501	3,230
Ending balance	$1,417	$997	$492	$217	$260	$146	$218	$501	$4,248
Loans receivable:
Individually evaluated for impairment	$6,016	$1,731	$2,127	$571	$654	$55	$839	$-	$11,993
Collectively evaluated for impairment	89,768	33,633	131,493	24,887	15,578	8,595	13,354	-	317,308
Ending balance	$95,784	$35,364	$133,620	$25,458	$16,232	$8,650	$14,193	$-	$329,301

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the activity in loan losses for the three months ended September 30, 2013 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$1,548	$(98)	$-	$379	$1,829
Home equity	890	(314)	7	350	933
Commercial and multifamily	583	-	-	(75)	508
Construction and land	447	-	-	(146)	301
Manufactured homes	267	(61)	1	37	244
Other consumer	154	(11)	12	(22)	133
Commercial business	97	-	-	(35)	62
Unallocated	143	-	-	(38)	105
Total	$4,129	$(484)	$20	$450	$4,115

The following table summarizes the activity in loan losses for the nine months ended September 30, 2013 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$1,417	$(424)	$-	$836	$1,829
Home equity	997	(535)	13	458	933
Commercial and multifamily	492	(192)	34	174	508
Construction and land	217	(7)	-	91	301
Manufactured homes	260	(115)	1	98	244
Other consumer	146	(38)	26	(1)	133
Commercial business	218	(46)	-	(110)	62
Unallocated	501	-	-	(396)	105
Total	$4,248	$(1,357)	$74	$1,150	$4,115

The following table summarizes the activity in loan losses for the three months ended September 30, 2012 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$1,676	$(609)	$-	$708	$1,775
Home equity	1,212	(216)	-	70	1,066
Commercial and multifamily	647	-	-	(7)	640
Construction and land	181	(162)	-	141	160
Manufactured homes	336	(46)	-	(18)	272
Other consumer	173	(126)	6	121	174
Commercial business	215	(38)	-	58	235
Unallocated	9	-	-	2	11
Total	$4,449	$(1,197)	$6	$1,075	$4,333

The following table summarizes the activity in loan losses for the nine months ended September 30, 2012 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$1,117	$(2,008)	$4	$2,662	$1,775
Home equity	1,426	(951)	132	459	1,066
Commercial and multifamily	969	(503)	83	91	640
Construction and land	105	(203)	-	258	160
Manufactured homes	290	(106)	-	88	272
Other consumer	213	(232)	22	171	174
Commercial business	254	(45)	10	16	235
Unallocated	81	-	-	(70)	11
Total	$4,455	$(4,048)	$251	$3,675	$4,333

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

The following table represents the internally assigned grades as of September 30, 2013 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:
Pass	$104,567	$30,594	$142,851	$42,383	$12,361	$8,957	$13,825	$355,538
Watch	10,085	3,513	3,204	754	1,531	414	474	19,975
Special Mention	47	138	652	-	-	-	543	1,380
Substandard	1,917	1,072	2,038	643	91	22	-	5,783
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$116,616	$35,317	$148,745	$43,780	$13,983	$9,393	$14,842	$382,676

The following table represents the internally assigned grades as of December 31, 2012 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:
Pass	$84,685	$30,927	$130,721	$24,641	$14,898	$8,102	$12,290	$306,264
Watch	8,279	3,064	954	347	1,312	520	1,087	15,563
Special Mention	490	499	595	-	-	-	-	1,584
Substandard	2,329	874	1,350	471	23	28	815	5,890
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$95,784	$35,364	$133,620	$25,458	$16,232	$8,650	$14,193	$329,301

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the recorded investment in nonaccrual loans as of September 30, 2013 and December 31, 2012, by type of loan (in thousands):

	September 30, 2013	December 31, 2012
One- to four- family	$343	$1,013
Home equity	523	332
Commercial and multifamily	230	1,106
Construction and land	-	471
Manufactured homes	65	-
Other consumer	-	1
Commercial business	-	80
Total	$1,161	$3,003

The following table represents the aging of the recorded investment in past due loans as of September 30, 2013 by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to four- family	$-	$513	$368	$-	$881	$115,735	$116,616
Home equity	618	114	523	-	1,255	34,062	35,317
Commercial and multifamily	-	-	230	-	230	148,515	148,745
Construction and land	-	-	-	-	-	43,780	43,780
Manufactured homes	35	68	24	-	127	13,856	13,983
Other consumer	2	5	-	-	7	9,386	9,393
Commercial business	-	-	-	-	-	14,842	14,842
Total	$655	$700	$1,145	$-	$2,500	$380,176	$382,676

The following table represents the aging of the recorded investment in past due loans as of December 31, 2012 by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to four- family	$2,238	$572	$836	$81	$3,727	$92,057	$95,784
Home equity	886	364	332	-	1,582	33,782	35,364
Commercial and multifamily	-	-	-	-	-	133,620	133,620
Construction and land	243	-	471	-	714	24,744	25,458
Manufactured homes	326	2	-	-	328	15,904	16,232
Other consumer	65	2	1	-	68	8,582	8,650
Commercial business	63	-	80	-	143	14,050	14,193
Total	$3,821	$940	$1,720	$81	$6,562	$322,739	$329,301

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

The following table represents the credit risk profile based on payment activity as of September 30, 2013 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Performing	$115,611	$34,695	$148,515	$43,780	$13,918	$9,393	$14,842	$380,754
Nonperforming	1,005	622	230	-	65	-	-	1,922
Total	$116,616	$35,317	$148,745	$43,780	$13,983	$9,393	$14,842	$382,676

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table represents the credit risk profile based on payment activity as of December 31, 2012 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Performing	$94,641	$34,647	$132,273	$24,987	$16,203	$8,642	$13,996	$325,389
Nonperforming	1,143	717	1,347	471	29	8	197	3,912
Total	$95,784	$35,364	$133,620	$25,458	$16,232	$8,650	$14,193	$329,301

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

The following table presents loans individually evaluated for impairment as of September 30, 2013 by type of loan (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
One-to four- family	$343	$539	$-
Home equity	361	465	-
Commercial and multifamily	1,724	1,724	-
Construction and land	562	562	-
Manufactured homes	67	67	-
Other consumer	12	12	-
Commercial business	427	427	-
Total	$3,496	$3,796	$-
With an allowance recorded:
One-to four- family	$4,402	$4,462	$407
Home equity	1,533	1,533	186
Commercial and multifamily	1,730	1,730	1
Construction and land	178	178	17
Manufactured homes	604	604	128
Other consumer	34	34	2
Commercial business	138	138	2
Total	$8,619	$8,679	$743
Totals:
One-to-four family	$4,745	$5,001	407
Home equity	1,894	1,998	186
Commercial and multifamily	3,454	3,454	1
Construction and land	740	740	17
Manufactured homes	671	671	128
Other consumer	46	46	2
Commercial business	565	565	2
Total	$12,115	$12,475	$743

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents loans individually evaluated for impairment as of December 31, 2012 by type of loan (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
One-to four- family	$2,521	$2,826	$-
Home equity	949	1,132	-
Commercial and multifamily	1,883	1,883	-
Construction and land	495	608	-
Manufactured homes	67	67	-
Other consumer	9	49	-
Commercial business	682	682	-
Total	$6,606	$7,247	$-
With an allowance recorded:
One-to four- family	$3,495	$3,651	$392
Home equity	782	782	247
Commercial and multifamily	244	244	70
Construction and land	76	76	25
Manufactured homes	587	587	117
Other consumer	46	46	22
Commercial business	157	196	145
Total	$5,387	$5,582	$1,018
Totals:
One-to four- family	$6,016	$6,477	$392
Home equity	1,731	1,914	247
Commercial and multifamily	2,127	2,127	70
Construction and land	571	684	25
Manufactured homes	654	654	117
Other consumer	55	95	22
Commercial business	839	878	145
Total	$11,993	$12,829	$1,018

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents loans individually evaluated for impairment as of September 30, 2013 and 2012 by type of loan in thousands):

	Three Months Ended
	September 30, 2013		September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four- family	$425	$2	$1,908	$28
Home equity	332	4	783	9
Commercial and multifamily	2,269	-	1,938	26
Construction and land	563	-	574	-
Manufactured homes	67	1	70	1
Other consumer	16	-	8	1
Commercial business	238	8	847	3
Total	$3,907	$15	$6,126	$68
With an allowance recorded:
One-to four- family	$4,421	$55	$5,132	$37
Home equity	1,517	14	1,141	9
Commercial and multifamily	866	79	245	4
Construction and land	179	2	161	1
Manufactured homes	588	11	648	10
Other consumer	34	1	127	2
Commercial business	126	-	255	4
Total	$7,729	$162	$7,708	$67
Totals:
One-to four- family	$4,845	$57	$7,040	$65
Home equity	1,848	18	1,923	18
Commercial and multifamily	3,135	79	2,183	30
Construction and land	741	2	735	1
Manufactured homes	654	12	718	11
Other consumer	50	1	134	3
Commercial business	364	8	1,101	7
Total	$11,636	$177	$13,833	$135

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents loans individually evaluated for impairment as of September 30, 2013 and 2012 by type of loan (in thousands):

	Nine Months Ended
	September 30, 2013		September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four- family	$1,383	$16	$2,694	$84
Home equity	603	9	749	32
Commercial and multifamily	1,798	47	1,874	60
Construction and land	411	1	663	21
Manufactured homes	75	3	62	4
Other consumer	12	1	14	2
Commercial business	453	18	688	13
Total	$4,734	$95	$6,743	$216
With an allowance recorded:
One-to four- family	$4,120	$157	$5,268	$129
Home equity	1,191	46	1,146	28
Commercial and multifamily	555	79	284	7
Construction and land	127	9	131	4
Manufactured homes	571	33	554	32
Other consumer	40	2	101	5
Commercial business	196	5	217	16
Total	$6,800	$331	$7,700	$221
Totals:
One-to four- family	$5,503	$173	$7,962	$213
Home equity	1,794	55	1,895	60
Commercial and multifamily	2,353	126	2,157	67
Construction and land	538	10	794	25
Manufactured homes	646	36	615	36
Other consumer	52	3	115	7
Commercial business	648	23	905	29
Total	$11,533	$426	$14,443	$437

Forgone interest on nonaccrual loans was $108,000 and $191,000 at September 30, 2013 and 2012, respectively.  There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual, TDR or impaired at September 30, 2013 or December 31, 2012.

Troubled debt restructurings.  Loans classified as TDRs totaled $6.5 million and $7.7 million at September 30, 2013 and December 31, 2012, respectively, and are included in impaired loans.  The Company has granted in its TDRs a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

There were no new TDRs that occurred during the three months ended September 30, 2013.

The following table presents new TDRs by type of modification that occurred during the nine months ended September 30, 2013 (in thousands):

	Nine months ended September 30, 2013
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
One-to four- family	3	$-	$-	$-	$878	$878
Home equity	1	-	-	-	99	99
Total	4	$-	$-	$-	$977	$977

The following table presents new TDRs by type of modification that occurred during the three months ended September 30, 2012 (in thousands):

	Three months ended September 30, 2012
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
One-to four- family	1	$-	$-	$-	$197	$197
Home equity	1	-	-	-	117	117
Total	2	$-	$-	$-	$314	$314

The following table presents new TDRs by type of modification that occurred during the nine months ended September 30, 2012 (in thousands):

	Nine months ended September 30, 2012
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
One-to four- family	5	$-	$-	$-	$561	$561
Home equity	2	-	-	-	166	166
Commercial and multifamily	2	-	-	-	426	426
Construction and land	2	-	-	-	26	26
Other consumer	2	-	-	-	14	14
Commercial business	3	$121	-	-	186	307
Total	16	$121	$-	$-	$1,379	$1,500

There were no post-modification changes for the recorded investment in loans that were recorded as a result of the TDRs for the three and nine months ended September 30, 2013 and 2012, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table represents financing receivables modified as TDRs within the previous 12 months for which there was a payment default during the three and nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
One-to four- family	$-	$1,246	$-	$1,246
Home equity	99	215	99	215
Commercial and multifamily	-	1,366	-	1,366
Manufactured homes	-	390	-	471
Other consumer	-	27	-	27
Commercial business	-	540	-	540
Total	$99	$3,784	$99	$3,865

For the preceding tables, a loan is considered in default when a payment is 31 days past due.  No TDRs modified within the previous 12 months were three months past due as of September 30, 2013.  One commercial real estate TDR was three months past due as of September 30, 2012 and therefore on nonaccrual status.

The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified in troubled debt restructurings.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6 – Fair Value Measurements

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether or not recognized or recorded at fair value as of September 30, 2013 and December 31, 2012 (in thousands):

	Fair Value at September 30, 2013
	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$13,961	$13,961	$-	$-
Available for sale securities	16,639	-	14,150	2,489
FHLB stock	2,336	-	-	2,336
Loans held for sale	1,664	-	1,664	-
Loans, net	378,160	-	-	378,160
Accrued interest receivable	1,313	1,313	-	-
Mortgage servicing rights	2,843	-	-	2,843
FINANCIAL LIABILITIES:
Non-maturity deposits	185,000	-	185,000	-
Time deposits	157,551	-	157,551	-
Borrowings	40,360	-	40,360	-
Accrued interest payable	76	-	76	-

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$12,727	$12,727	$-	$-
Available for sale securities	22,900	-	20,127	2,773
FHLB Stock	2,401	-	-	2,401
Loans held for sale	1,725	-	1,725	-
Loans, net	327,078	-	-	327,078
Accrued interest receivable	1,280	1,280	-	-
Mortgage servicing rights	2,306	-	-	2,306
FINANCIAL LIABILITIES:
Non-maturity deposits	177,097	-	177,097	-
Time deposits	134,007	-	134,007	-
Borrowings	21,708	-	21,708	-
Accrued interest payable	83	-	83	-

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the balance of assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

	Fair Value at September 30, 2013
	Total	Level 1	Level 2	Level 3
Municipal bonds	$1,948	$-	$1,948	$-
Agency mortgage-backed securities	12,202	-	12,202	-
Non-agency mortgage-backed securities	2,489	-	-	2,489
Mortgage servicing rights	2,843	-	-	2,843

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Agency mortgage-backed securities	$20,127	$-	$20,127	$-
Non-agency mortgage-backed securities	2,773	-	-	2,773
Mortgage servicing rights	2,306	-	-	2,306

For the nine months ended September 30, 2013 and 2012 there were no transfers between Level 1 and Level 2 nor between Level 2 and Level 3.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at September 30, 2013:

Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	219-550% (310%)
		Discount rate	8-12% (10%)

Non-agency mortgage-backed securities	Discounted cash flow	Discount rate	(8%)

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012
Beginning balance, at fair value	$2,773	$2,933
OTTI impairment losses	(30)	(156)
Sales and principal payments	(477)	(135)
Change in unrealized loss	223	186
Ending balance, at fair value	$2,489	$2,828

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Mortgage servicing rights are measured at fair value using significant unobservable input (Level 3) on a recurring basis and a reconciliation of this asset can be found in Note 7 – Mortgage Servicing Rights.

The following table presents the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at September 30, 2013
	Total	Level 1	Level 2	Level 3
Impaired loans:
One- to four- family	$4,745	$-	$-	$4,745
Home equity	1,894	-	-	1,894
Commercial and multifamily	3,454	-	-	3,454
Construction and land	740	-	-	740
Manufactured homes	671	-	-	671
Other consumer	46	-	-	46
Commercial business	565	-	-	565
OREO and repossessed assets	981	-	-	981

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Impaired loans:
One- to four- family	$6,016	$-	$-	$6,016
Home equity	1,731	-	-	1,731
Commercial and multifamily	2,127	-	-	2,127
Construction and land	571	-	-	571
Manufactured homes	654	-	-	654
Other consumer	55	-	-	55
Commercial business	839	-	-	839
OREO and repossessed assets	2,503	-	-	2,503

The following tables present the total losses during the three and nine months ended September 30, 2013 and 2012 resulting from fair value adjustments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
OREO and repossessed assets	$80	$145	$855	$314
Impaired loans	484	1,197	1,357	4,048

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at September 30, 2013 or December 31, 2012.

The following table provides a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at September 30, 2013:

Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Market approach	Adjustment for differences between comparable sales	1.9-43% (13%)

Impaired loans	Market approach	Adjustment for differences between comparable sales	0-100% (7%)

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

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At September 30, 2013 and December 31, 2012, loans held for sale were carried at cost.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7 – Mortgage Servicing Rights

The unpaid principal balances of loans serviced for Federal National Mortgage Association at September 30, 2013 and December 31, 2012, totaled approximately $361.9 million  and $365.7 million, respectively and were not included in the Company’s financial statements.

A summary of the change in the balance of mortgage servicing rights during the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance, at fair value	$2,670	$2,558	$2,306	$2,437
Servicing rights that result from transfers of financial assets	160	226	655	554
Changes in fair value:
Due to changes in model inputs or assumptions(1)	271	(259)	656	97
Other(2)	(258)	(211)	(774)	(774)
Ending balance, at fair value	$2,843	$2,314	$2,843	$2,314
__________________

(1) Represents changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates

(2) Represents changes due to collection or realization of expected cash flows over time.

The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	At September 30,
	2013	2012
Prepayment speed (Public Securities Association “PSA” model)	219%	372%
Weighted-average life (years)	5.98	3.86
Yield to maturity discount rate	10.01%	10.00%

The amount of contractually specified servicing, late and ancillary fees earned, recorded in mortgage servicing income on the Consolidated Statements of Income was $78,000 and $387,000 for the three and nine months ended September 30, 2013, respectively, and $148,000 and $346,000 for the three and nine months ended September 30, 2012, respectively.

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

Note 9 – Borrowings

The Company utilizes a loan agreement with the FHLB of Seattle. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial and multifamily portfolio based on the outstanding balance.  At September 30, 2013, the amount available to borrow under this agreement was approximately 35% of the Bank’s total assets, or up to $151.1 million, subject to the availability of eligible collateral.  Based on eligible collateral, the total amount available under this agreement as of September 30, 2013 and December 31, 2012 was $106.5 million and $90.7 million, respectively.  The Company had outstanding borrowings under this arrangement of $40.4 million and $21.9 million at September 30, 2013 and December 31, 2012, respectively.  Additionally, the Company had outstanding letters of credit from the FHLB with a notional amount of $25.0 million and $31.5 million at September 30, 2013 and December 31, 2012, respectively, to secure public deposits.  The net remaining amount available as of September 30, 2013 and December 31, 2012, was $41.1 million and $37.3 million, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The Company participates in the Federal Reserve Bank Borrower-in-Custody program, which gives the Company access to the discount window.  The terms of the program call for a pledge of specific assets.  The Company had unused borrowing capacity of $15.8 million and $11.8 and no outstanding borrowings under this program at September 30, 2013 and December 31, 2012, respectively.

The Company has access to an unsecured line of credit from the Pacific Coast Banker’s Bank.  The line has a two-year term maturing on June 30, 2014 and is renewable biannually.  At September 30, 2013, the amount available under this line of credit was $2.0 million.  There was no balance on this line of credit as of September 30, 2013 and December 31, 2012, respectively.

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

ESOP shares are considered outstanding for basic and diluted earnings per share when the shares are committed to be released.

Earnings per common share are summarized for the periods presented in the following table (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$994	$612	$2,934	$1,752
Less net income attributable to participating securities(1)	22	7	59	19
Net income available to common shareholders	$972	$605	$2,875	$1,733
Weighted average number of shares outstanding, basic	2,576,995	2,587,669	2,583,588	2,585,694
Effect of potentially dilutive common shares(2)	57,092	40,151	51,976	30,376
Weighted average number of shares outstanding, diluted	2,634,087	2,627,820	2,635,564	2,616,070
Earnings per share, basic	$0.39	$0.24	$1.14	$0.68
Earnings per share, diluted	$0.38	$0.23	$1.11	$0.67
 (1) Represents dividends paid and undistributed earnings allocated to non-vested restricted stock awards.
(2) Represents the effect of the assumed exercise of warrants, assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

There were no shares considered anti-dilutive for the three and nine months ended September 30, 2013 or 2012.

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

As of September 30, 2013, on an adjusted basis, awards for stock options totaling 107,456 shares and awards for restricted stock totaling 49,771 shares of Company common stock have been granted, net of any forfeitures, to participants in the Plan.  During the nine months ended September 30, 2013 and 2012, share-based compensation expense totaled $42,000 and $125,000, respectively.  All of the awards vest in 20 percent annual increments commencing one year from the grant date.  The options are exercisable for a period of 10 years from the date of grant, subject to vesting.

The following is a summary of the Company’s stock option plan awards during the period ended September 30, 2013:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at the beginning of the year	115,936	$8.93	6.78	$170,426
Granted	-	-
Exercised	-	-
Forfeited	(8,480)	$9.07
Expired	-	-
Outstanding at September 30, 2013	107,456	$8.92	6.09	$665,153
Exercisable	70,115	$9.02	5.56	$427,000
Expected to vest, assuming a 0% forfeiture rate over the vesting term	107,456	$8.92	6.09	$665,153

As of September 30, 2013, there was $66,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  The cost is expected to be recognized over the remaining weighted-average vesting period of 5.1 years.

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

The following is a summary of the Company’s non-vested restricted stock awards during the nine months ended September 30, 2013:

Non-vested Shares:	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-vested at January 1, 2013	24,747	$8.44
Granted	-
Vested	(9,487)
Forfeited	(735)
Expired	-
Non-vested at September 30, 2013	14,525	$8.44	$15.11
Expected to vest assuming a 0% forfeiture rate over the vesting term	14,525	$8.44	$15.11

The aggregate intrinsic value of the non-vested restricted stock options as of September 30, 2013 was $219,000.

As of September 30, 2013, there was $43,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plan remaining.  The cost is expected to be recognized over the weighted-average vesting period of 2.0 years.

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company.  In August 2012, in conjunction with the Conversion, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company.  Both loans are being repaid principally by the Bank through contributions to the ESOP over a period of ten years.  The interest rate on the loans is fixed at 4.0% and 2.25%, per annum, respectively.  At September 30, 2013, the remaining balances of the ESOP loans were $638,000 and $1.0 million, respectively.

Neither the loan balances nor the related interest expense are reflected on the condensed consolidated financial statements.

At September 30, 2013, the ESOP was committed to release 22,900 shares of the Company’s common stock to participants and held 151,115 unallocated shares remaining to be released in future years.  The fair value of the 202,755 restricted shares held by the ESOP trust was $3.1 million at September 30, 2013.  ESOP compensation expense included in salaries and benefits was $76,000 and $249,000 for the three and nine months ended September 30, 2013, respectively.  ESOP compensation expense included in salaries and benefits was $61,000 and $114,000 for the three and nine months ended September 30, 2012.

Note 12 – Subsequent Event

On October 29, 2013 the Company declared a quarterly cash dividend of $0.05 per common share, payable on November 27, 2013 to shareholders of record at the close of business November 13, 2013.

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

Sound Community Bank’s deposits are insured up to applicable limits by the FDIC.  At September 30, 2013, Sound Financial Bancorp had total consolidated assets of $431.7 million, net loans of $375.7 million, deposits of $341.3 million and stockholders’ equity of $45.9 million.  The shares of Sound Financial Bancorp are traded on The NASDAQ Capital Market under the symbol “SFBC.”  Our executive offices are located at 2005 5th Avenue, Suite 200, Seattle, Washington, 98121.

Our principal business consists of attracting retail deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial and multifamily, consumer and commercial business loans and construction and land loans.  We offer a wide variety of secured and unsecured consumer loan products, including manufactured home loans, automobile loans, boat loans and recreational vehicle loans.  As part of our business, we focus on residential mortgage loan originations, many of which we sell to Fannie Mae.  We sell these loans with servicing retained to maintain the direct customer relationship and to continue providing strong customer service.

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

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

General.   Total assets increased by $50.7 million, or 13.3% to $431.7 million at September 30, 2013 from $381.0 million at December 31, 2012.  This increase was primarily the result of a $53.2 million, or 16.5% increase in our net loan portfolio and a $3.7 million, or 51.7%, increase in the cash surrender value of BOLI partially offset by a $6.3 million, or 27.3%, decrease in available for sale securities and a $1.5 million, or 60.8%, decrease in OREO and other repossessed assets.  Asset growth was funded by a $29.3 million increase in deposits, an $18.5 million increase in FHLB advances and a $2.5 million increase in shareholders’ equity, primarily as a result of net income.

Cash and Securities.  Cash, cash equivalents and our available-for-sale securities in the aggregate decreased by $5.0 million, or 17.6%, to $30.6 million at September 30, 2013.  Cash and cash equivalents increased by $1.2 million, or 9.7%, to $14.0 million at September 30, 2013.  Available-for-sale securities, which consist primarily of agency mortgage-backed securities, decreased by $6.3 million, or 27.3%, from $22.9 million at December 31, 2012 to $16.6 million at September 30, 2013 as a result of normal pay-downs and maturities, with the net proceeds being reinvested into loans.

At September 30, 2013, our available-for-sale securities portfolio consisted of $2.8 million of non-agency mortgage-backed securities.  These securities present a higher credit risk than agency mortgage-backed securities or municipal bonds, of which we had $12.4 million and $1.9 million, respectively, at September 30, 2013.  In order to monitor the increased risk, management receives and reviews a credit surveillance report from a third party quarterly, which evaluates these securities based on a number of factors, including its credit scores, loan-to-value ratios, geographic locations, delinquencies and loss histories of the underlying mortgage loans.  This analysis is prepared in order to project future losses based on various home price depreciation scenarios over a three-year horizon.  Based on these reports, management ascertains the appropriate value for these securities and, during the nine months ended September 30, 2013, recorded an other-than-temporary impairment charge of $30,000 on one of these non-agency securities.  Please see Note 4 – Investments in the Notes to Consolidated Financial Statements under Item 1 of this report.  The current market environment significantly limits our ability to mitigate our exposure to value changes in these more risky securities by selling them, and we do not anticipate these conditions to change significantly throughout the year.  Accordingly, if the market and economic environment impacting the loans supporting these securities continues to deteriorate, we could determine that an other-than-temporary impairment must be recorded on these securities, as well as on any other securities in our portfolio.  As a result, our future earnings, equity, regulatory capital and ongoing operations could be materially adversely affected.

Loans.  Our total loan portfolio, including loans held for sale, increased $53.4 million, or 16.2%, from $329.3 million at December 31, 2012 to $382.7 million at September 30, 2013.  Loans held for sale decreased $61,000 from $1.7 million at December 31, 2012 to $1.7 million at September 30, 2013.

The following table reflects the changes in the types of loans in our portfolio at September 30, 2013, as compared to December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012	Amount Change	Percent Change
One-to-four-family	$116,616	$95,784	$20,832	21.7%
Home equity	35,317	35,364	(47)	(0.1)
Commercial and multifamily	148,745	133,620	15,125	11.3
Construction and land	43,780	25,458	18,322	72.0
Manufactured homes	13,983	16,232	(2,249)	(13.9)
Other consumer	9,393	8,650	743	8.6
Commercial business	14,842	14,193	649	4.6
Total loans	$382,676	$329,301	$53,375	16.2%

The most significant change in our loan portfolio was a result of increases in one- to four- family mortgage loans which was primarily a result of increases in higher yielding jumbo mortgage and other portfolio one-to four- family mortgage loans.  Construction and land loans increased primarily a result of increased demand for new homes, reflecting the improvement in the housing market in the communities we serve.  We work with a small number of well-established single family home builders in our market areas.  Management monitors our exposure on construction loans closely and a third party evaluates each project’s percentage of completion before any draw is allowed.  Commercial and multifamily loans increased primarily as a result of continued efforts to expand and diversify our lending portfolio.  Manufactured homes decreased as a result of a lack of demand for these types of loans by well-qualified borrowers.  The loan portfolio remains well-diversified with commercial and multifamily real estate loans accounting for 38.9% of the portfolio, of which 27.9% were owner-occupied.  Residential real estate loans accounted for 30.5% of the portfolio.  Home equity, manufactured and other consumer loans accounted for 15.3% of the portfolio. Construction and land accounted for11.4% of the portfolio and commercial business loans accounted for the remaining 3.9% of total loans at September 30, 2013.

Mortgage Servicing Rights.  At September 30, 2013, we had $2.8 million in mortgage servicing rights recorded at fair value compared to $2.3 million at December 31, 2012.  The increase was the result of a 18 basis point increase in the estimated market value of the portfolio during the nine month period from 63 basis points at December 31, 2012 to 81 basis points at September 30, 2013 primarily as a result of the increase in long-term mortgage rates slowing prepayment speeds.  We record mortgage servicing rights on loans sold to Fannie Mae with servicing retained and upon acquisition of a servicing portfolio.  We stratify our capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  Mortgage servicing rights are carried at fair value.  If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.

Nonperforming Assets.  At September 30, 2013, our nonperforming assets totaled $2.9 million, or 0.67% of total assets, compared to $6.4 million, or 1.68% of total assets at December 31, 2012.

The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio at the dates indicated (dollars in thousands):

	Nonperforming Assets
	At September 30, 2013	At December 31, 2012	Amount Change	Percent Change
Nonaccrual loans	$1,161	$3,003	$(1,842)	(61.3)%
Accruing loans 90 days or more delinquent	-	81	(81)	(100.0)
Nonperforming restructured loans	761	828	(67)	(8.1)
OREO and repossessed assets	981	2,503	(1,522)	(60.8)
Total nonperforming assets	$2,903	$6,415	$(3,512)	(54.7)%

Nonperforming loans to total loans decreased to 0.50% of total gross loans at September 30, 2013 from 1.19% at December 31, 2012.  This decrease reflects a $2.0 million decrease in nonperforming loans during the nine month period ended September 30, 2013.  Our largest nonperforming loans at September 30, 2013 consisted of a $248,000 home equity loan secured by property located in Clallam County, Washington, a $238,000 commercial real estate loan secured by property located in Clallam County, Washington and a $230,000 commercial real estate loan secured by property located in Pierce County, Washington.

OREO and repossessed assets decreased during the nine months ended September 30, 2013 primarily due to improving economic conditions in our market and our continued focus on credit administration.  During the nine months ended September 30, 2013, we repossessed 11 personal residences, one commercial land development and eight manufactured homes.  We sold 13 personal residences, two commercial land developments and 10 manufactured homes at an aggregate loss of $855,000.  Our largest OREO at September 30, 2013, consisted of a one- to four- family home with a recorded value of $180,000 located in Mason County, Washington.  Our next largest OREO properties were a $179,000 one- to four- family home located in Columbia County, Washington and a $131,000 one- to four- family home located in Snohomish County, Washington.

Allowance for Loan Losses.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of evaluation in accordance with generally accepted accounting principles in the United States.  It is our best estimate of probable incurred credit losses in our loan portfolio.

Our allowance for loan losses at September 30, 2013 was $4.1 million, or 1.08% of total loans receivable, compared to $4.2 million, or 1.30% of total loans receivable at December 31, 2012.  The $133,000, or 3.1% decrease in the allowance for loan losses reflects the $1.1 million provision for loan losses established during the nine months ended September 30, 2013 as a result of decreasing loan charge-offs and nonperforming loans during this period.

The following table reflects the adjustments in our allowance during the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2013	2012
Balance at beginning of period	$4,248	$4,455
Charge-offs	(1,357)	(4,048)
Recoveries:	74	251
Net charge-offs	(1,283)	(3,797)
Provisions charged to operations	1,150	3,675
Balance at end of period	$4,115	$4,333

Ratio of net charge-offs during the period to average loans outstanding during the period	0.52%	1.67%
Allowance as a percentage of nonperforming loans	206.58%	99.75%
Allowance as a percentage of total loans (end of period)	1.08%	1.40%

Specific loan loss reserves decreased $787,000 at September 30, 2013 compared to September 30, 2012 while general loan loss reserves increased $567,000 at September 30, 2013, compared to September 30, 2012.  Net charge-offs for the nine months ended September 30, 2013 were $1.3 million, or 0.52% of average loans on an annualized basis, compared to $3.8 million, or 1.67% of average loans for the same period in 2012.  The decrease in net charge-offs was primarily due to improving economic conditions in our market area and continued efforts in credit administration and collections.  As of September 30, 2013, the allowance for loan losses as a percentage of total loans receivable and nonperforming loans was 1.08% and 206.58%, respectively, compared to 1.45% and 99.75%, respectively, at December 31, 2012.  The allowance for loan losses as a percentage of total loans receivable decreased primarily as a result improved credit metrics related to both specific and general reserves. This includes a decrease in expected losses on loans individually evaluated for impairment as a percentage of these loans and a decrease in expected losses on loans collectively evaluated for impairment.  The decrease in loans individually evaluated is due to lower past due and impaired loans as a percentage of the overall loan portfolio and improving values for real estate in the markets where we lend. The decrease in loans collectively evaluated is due to a lower historical charge-off ratio as of September 30, 2013 compared to December 31, 2012. The allowance for loan losses as a percentage of nonperforming loans increased due to the decrease in nonperforming loans from $3.0 million as of December 31, 2012 to $1.2 million as of September 30, 2013.

Deposits.  Total deposits increased by $29.3 million, or 9.4%, to $341.3 million at September 30, 2013 from $312.1 million at December 31, 2012, primarily as a result of a $27.6 million increase in demand accounts and a $21.4 million, or 15.8%, increase in certificate of deposit accounts.  This increase was partially offset by an $18.5 million, or 21.4%, decrease in money market accounts, a $746,000, or 2.7%, decrease in savings accounts and a $443,000, or 11.6% decrease in escrow accounts. The increases were primarily a result of various marketing efforts during the period as we continued our emphasis on attracting relatively low-cost core deposit accounts.  The decrease in money market and saving accounts was primarily of result of customers placing these funds in higher yielding certificate or interest-bearing demand accounts or other higher yielding investments, while the decrease in escrow accounts was due to the timing of tax and insurance payments.

A summary of deposit accounts with the corresponding weighted average cost of funds is presented below:

	As of September 30, 2013		As of December 31, 2012
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$31,211	0.00%	$31,427	0.00%
Interest-bearing demand	56,320	0.30	28,540	0.10
Savings	26,428	0.13	27,174	0.08
Money market	67,677	0.30	86,149	0.32
Certificates	156,342	1.15	134,986	1.33
Escrow	3,364	0.00	3,807	0.00
Total deposits	$341,342	0.63%	$312,083	0.69%

Borrowings.  FHLB advances increased $18.5 million, or 84.7%, to $40.4 million at September 30, 2013, with a weighted-average cost of 0.60%, from $21.9 million at December 31, 2012, with a weighted-average cost of 1.12%.  We rely on FHLB advances to fund interest-earning assets when deposits alone cannot fully fund interest-earning asset growth.  This reliance on borrowings, rather than deposits, may increase our overall cost of funds.

Stockholders’ Equity.  Total stockholders’ equity increased $2.5 million, or 5.7%, to $45.9 million at September 30, 2013.  This increase primarily reflects $2.9 million in net income.

Comparison of Results of Operation for the Three and Nine Months Ended September 30, 2013 and 2012

General.  Net income increased $382,000 to $994,000, or $0.38 per diluted common share, for the three months ended September 30, 2013, compared to $612,000, or $0.23 per diluted common share, for the three months ended September 30, 2012.  Net income increased $1.2 million to $2.9 million, or $1.11 per diluted common share, for the nine months ended September 30, 2013, compared to $1.8 million, or $0.67 per diluted common share, for the nine months ended September 30, 2012.  The primary reasons for the improvement in comparative periods were a decrease in the provision for loan losses and increased net interest income partially offset by lower gain on sale of loans and higher noninterest expense.

Interest Income.  Interest income increased by $443,000, or 9.8%, to $5.0 million for the three months ended September 30, 2013, from $4.5 million for the three months ended September 30, 2012.  Interest income increased $804,000, or 5.9%, to $14.5 million for the nine months ended September 30, 2013, from $13.7 million for the nine months ended September 30, 2012.  The increase in interest income for both periods primarily reflected the increase in the average balance of interest-earning assets, in particular our average balance of loans receivable which outpaced the decline in the weighted average yield on our interest-earning assets during the three and nine months ended September 30, 2013 as compared to the same period last year.

Our weighted average yield on interest-earning assets was 5.15% and 5.18% for the three and nine months ended September 30, 2013, respectively, compared to5.66% and 5.89% for the three and nine months ended September 30, 2012, respectively.  The weighted average yield on loans decreased to 5.43% and 5.46% for the three and nine months ended September 30, 2013, respectively, from 5.77% and 5.92% for the three and nine months ended September 30, 2012.  The average balance of gross loans receivable increased $55.6 million, or 18.1% for the three months ended September 30, 2013 as compared to the same period last year.  The average balance of gross loans receivable increased $45.2 million, or 14.9% for the nine months ended September 30, 2013 as compared to the same period last year.  The weighted average yield on available-for-sale securities (including OTTI) was 1.42% and 1.48% for the three and nine months ended September 30, 2013, respectively, compared to 1.81% and 1.75% for the three and nine months ended September 30, 2012, respectively, reflecting higher average balances of agency mortgage-backed securities and municipal bonds, which produce a lower yield than non-agency mortgage-backed securities.  The average balance of available-for-sale securities increased $3.6 million or 27.9% for the three months ended September 30, 2013 as compared to the same period last year.  The average balance of available-for-sale securities increased $12.1 million, or 179.6% for the nine months ended September 30, 2013 as compared to the same period last year.

Interest Expense.  Interest expense decreased $18,000, or 3.0%, to $578,000 for the three months ended September 30, 2013, from $596,000 for the three months ended September 30, 2012.  Interest expense decreased $93,000, or 5.2%, to $1.7 million for the nine months ended September 30, 2013, from $1.8 million for the nine months ended September 30, 2012.  These decreases reflects overall lower interest rates paid on deposits and FHLB advances notwithstanding an increase in the average balances of deposits and FHLB advances during the periods.  Our weighted average cost of interest-bearing liabilities was 0.71% for each of the three and nine months ended September 30, 2013, respectively, compared to 0.83% and 0.84% for the three and nine months ended September 30, 2012, respectively.

Interest paid on deposits decreased $12,000, or 2.2%, to $528,000 for the three months ended September 30, 2013, from $540,000 for the three months ended September 30, 2012.  Interest paid on deposits decreased $90,000, or 5.6%, to $1.5 million for the nine months ended September 30, 2013, from $1.6 million for the nine months ended September 30, 2012.  These decreases resulted from lower weighted average cost of deposits over the periods, which were partially offset by increases in the average balances of deposits outstanding in the periods.  We experienced a five and seven basis point decrease in the average rate paid on deposits during the three and nine months ended September 30, 2013, respectively compared to the same period in 2012.  This decrease in average rates was primarily a result of the re-pricing of matured certificates of deposit, most of which we were able to retain at lower rates.

Interest expense on borrowings decreased $6,000, or 10.7%, to $50,000 for the three months ended September 30, 2013 from $56,000 for the three months ended September 30, 2012.  The decrease was a result of a 217 basis point decrease in our cost of borrowings to 0.60% for the three months ended September 30, 2013 from 2.77% during the three months ended September 30, 2012.  This decrease was partially offset by a $25.3 million, or 313.7%, increase in the average balance of borrowings outstanding for the period.

Interest expense on borrowings decreased $3,000, or 1.8%, to $164,000 for the nine months ended September 30, 2013, from $167,000 for the nine months ended September 30, 2012.  The decrease was a result of a 200 basis point decrease in our cost of borrowings to 0.70% for the nine months ended September 30, 2013 from 2.70% during the nine months ended September 30, 2013.  This decrease was partially offset by a $23.1 million, or 280.2%, increase in the average balance of borrowings outstanding for the period.

Net Interest Income.  Net interest income increased $461,000, or 11.7% to $4.4 million for the three months ended September 30, 2013, from $3.9 for the three months ended September 30, 2012.  Net interest income increased $897,000, or 7.5% to $12.8 million for the nine months ended September 30, 2013, from $11.9 for the nine months ended September 30, 2012.  The increases for both the three and nine months ended September 30, 2013 primarily resulted from increased interest income due to higher average loan balances and to a lesser extent, lower rates paid on deposits and borrowings during these periods as compared to the same periods last year.  Our average yield on loans receivable decreased during the three and nine months ended September 30, 2013 as compared to the same periods last year as new loan originations and repricing adjustable rate loans reflect the continued low rate environment.  Our net interest margin was 4.55% and 4.58% for the three and nine months ended September 30, 2013, compared to 4.91% and 5.12% the three and nine months ended September 30, 2012.

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

A provision of $450,000 and $1.2 million was made during the three and nine months ended September 30, 2013, respectively, compared to a provision of $1.1 million and $3.7 million during the three and nine months ended September 30, 2012, respectively.  The reduced provision primarily reflects declines in loan charge-offs and nonperforming loans.  Although the amount of our nonperforming assets and loan charge-offs have declined significantly over the last year, we believe that higher than historical levels of nonperforming assets and charge-offs will continue until the housing market, unemployment, and general economic market conditions further recover in our market area.

For the three months ended September 30, 2013, the annualized percentage of net charge-offs to average loans decreased 102 basis points to 0.53% from 1.55% for the three months ended September 30, 2012.  For the nine months ended September 30, 2013, the annualized percentage of net charge-offs to average loans decreased 115 basis points to 0.52% from 1.67% for the nine months ended September 30, 2012.  The ratio of nonperforming loans to total loans decreased to 0.50% at September 30, 2013 from 1.41% at September 30, 2012.

Noninterest Income.  Noninterest income decreased $181,000, or 15.0% to $1.0 million for the three months ended September 30, 2013, as compared to $1.2 million for the three months ended September 30, 2012 as reflected below (dollars in thousands):

	Three Months Ended September 30,		Amount	Percent
	2013	2012	Change	Change
Service charges and fee income	$564	$574	$(10)	(1.7)%
Earnings on cash surrender value of BOLI	78	60	18	30.0
Mortgage servicing income	76	148	(72)	(48.6)
Fair value adjustment on mortgage servicing rights	271	(211)	482	(228.4)
Other-than-temporary impairment losses	-	(32)	32	(100.0)
Net gain on sale of loans	37	668	(631)	(94.5)
Total noninterest income	$1,026	$1,207	$(181)	(15.0)%

The fair value adjustment on mortgage servicing rights and increase in mortgage servicing income was positively impacted primarily due to slower prepayment speeds and growth in the mortgage servicing portfolio during the three months ended September 30, 2013.  We sold $16.5 million and $24.2 million of loans to Fannie Mae during the three months ended September 30, 2013 and 2012, respectively.  The gain on sale of loans decreased as a result of declines in the loan sale margin and amount of loans sold to Fannie Mae during the three months ended September 30, 2013 as compared to the same period last year primarily due to the recent increase in mortgage interest rates. The decrease in OTTI was a result of improving credit trends in the Company’s non-agency mortgage-backed securities.  The increase in earnings on cash surrender value of BOLI was primarily a result of earnings on an additional $3.5 million of BOLI purchased in the first quarter of 2013.

Noninterest income increased $421,000, or 12.6% to $3.8 million for the nine months ended September 30, 2013, as compared to $3.3 million for the nine months ended September 30, 2012 as reflected below (dollars in thousands):

	Nine Months Ended September 30,		Amount	Percent
	2013	2012	Change	Change
Service charges and fee income	$1,713	$1,638	$75	4.6%
Earnings on cash surrender value of BOLI	231	179	52	29.1
Mortgage servicing income	387	346	41	11.8
Fair value adjustment on mortgage servicing rights	656	97	559	576.3
Other-than-temporary impairment losses	(30)	(156)	126	(80.8)
Net gain on sale of loans	794	1,226	(432)	(35.2)
Total noninterest income	$3,751	$3,330	$421	12.6%

The fair value adjustment on mortgage servicing rights and increase in mortgage servicing income was positively impacted primarily due to slower prepayment speeds and growth in the mortgage servicing portfolio during the current nine month period.  The gain on sale of loans decreased as a result of declines in the loan sale margin for loans sold to Fannie Mae during the nine months ended September 30, 2013 as compared to the same period last year.  We sold $63.8 million and $56.6 million of loans to Fannie Mae during the nine months ended September 30, 2013 and 2012, respectively.  Refinancing activity was particularly significant in 2012 and in the first six months of 2013, however, the rise in mortgage interest rates in the second quarter of 2013 resulted in lower refinancing activity and gain on sale of loans.  The decrease in OTTI was a result of improving credit trends in the Company’s non-agency mortgage-backed securities.  The increase in earnings on cash surrender value of bank-owned life insurance was primarily a result of additional earnings as a result of a $3.5 million purchase of BOLI in the first quarter of 2013.

Noninterest Expense.  Noninterest expense increased $381,000, or 12.0%, to $3.6 million during the three months ended September 30, 2013 as compared to $3.2 million during the three months ended September 30, 2012, as reflected below (dollars in thousands):

	Three Months Ended September 30,		Amount	Percent
	2013	2012	Change	Change
Salaries and benefits	$1,858	$1,537	$321	20.9%
Operations	825	697	128	18.4
Regulatory assessments	57	108	(51)	(47.2)
Occupancy	353	314	39	12.4
Data processing	348	264	84	31.8
Losses and expenses on OREO and repossessed assets	125	265	(140)	(52.8)
Total noninterest expense	$3,566	$3,185	$381	12.0%

Salaries and benefits expense increased during the three months ended September 30, 2013 primarily due to increased loan production by commission-based loan officers and from a modest increase in full time equivalent employees (“FTEs”).  Operations expense increased primarily due to higher loan administration expenses and higher education and training expenses during the three months ended September 30, 2013 in an effort to expand our investment in knowledge and core competencies of our employees.  Regulatory assessments were lower due to a decrease in FDIC insurance assessments and the Bank’s change from a national to state charter resulting in the WDFI as the Bank’s primary regulator.  Losses and expenses on OREO and repossessed assets decreased during the three months ended September 30, 2013 primarily due to lower levels of OREO and other repossessed assets during the three months ended September 30, 2013.

Noninterest expense increased $2.1 million, or 23.6%, to $11.2 million during the nine months ended September 30, 2013 as compared to $9.0 million during the nine months ended September 30, 2012, as reflected below:

	Nine Months Ended September 30,		Amount	Percent
	2013	2012	Change	Change
Salaries and benefits	$5,224	$4,242	$982	23.1%
Operations	2,809	2,007	802	40.0
Regulatory assessments	239	329	(90)	(27.4)
Occupancy	961	918	43	4.7
Data processing	954	769	185	24.1
Losses and expenses on OREO and repossessed assets	963	757	206	27.2
Total noninterest expense	$11,150	$9,022	$2,128	23.6%

Salaries and benefits expense increased during the nine months ended September 30, 2013 primarily due to increased loan production by commission-based loan officers and from a modest increase in full time equivalent employees (“FTEs”).  Operations expense increased primarily due to higher loan administration expenses, higher education and training expenses and a $412,000 recourse provision for loans sold during the nine months ended September 30, 2013.  Although our loans are generally sold without recourse, other than standard representations and warranties, we may have to repurchase a loan sold to Fannie Mae if it is determined that the loan does not meet their credit requirements, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if the loan were 90 days past due within 120 days of the loan funding date.  In light of our increased loan sales during 2012 and 2013, a recourse provision was initially established during the first quarter of 2013 to provide for estimated loan repurchases.  There was no recourse provision in 2012.  Regulatory assessments were lower due to a decrease in FDIC insurance assessments and the Bank’s change from a national to state charter resulting in the WDFI as the Bank’s primary regulator.  Losses and expenses on OREO and repossessed assets increased during the nine months ended September 30, 2013 primarily due to the sale of two commercial land developments during the nine months ended September 30, 2013.

Income Tax Expense.   For the three months ended September 30, 2013, we had income tax expense of $423,000 on our pre-tax income as compared to $281,000 for the three months ended September 30, 2012.  The effective tax rates for the three months ended September 30, 2013 and 2012 were 29.9% and 31.5%, respectively.  For the nine months ended September 30, 2013, we had income tax expense of $1.3 million on our pre-tax income as compared to $800,000 for the nine months ended September 30, 2012.  The effective tax rates for the nine months ended September 30, 2013 and 2012 were 31.2% and 31.3%, respectively.

Liquidity

The Management Discussion and Analysis in Item 7 of the Company’s 2012 Form 10-K contains an overview of the Company’s and the Bank’s liquidity management, sources of liquidity and cash flows.  This discussion updates that disclosure for the nine months ended September 30, 2013.

The Bank’s primary sources of funds are deposits, principal and interest payments on loans and borrowings.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank’s primary investing activity is loan originations.  The Bank maintains liquidity levels it believes to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  At September 30, 2013, the Bank had $30.6 million in cash and investment securities available for sale and $1.7 million in loans held for sale generally available for its cash needs.  Also, based on existing collateral pledged, the Bank had the ability to borrow an additional $41.1 million in Federal Home Loan Bank advances, $15.8 million through the Federal Reserve’s Discount Window and $2.0 million through Pacific Coast Banker’s Bank.  The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At September 30, 2013, outstanding loan commitments, including unused lines and letters of credit totaled $65.0 million.  Certificates of deposit scheduled to mature in one year or less at September 30, 2013, totaled $84.0 million.  Based on our competitive pricing, we believe that a majority of maturing deposits will remain with the Bank.

As disclosed in our Condensed Consolidated Statements of Cash Flows in Item 1 of this Quarterly Report on Form 10-Q, cash and cash equivalents increased $1.3 million to $14.0 million as of September 30, 2013, from $12.7 million as of December 31, 2012.  Net cash provided by operating activities was $5.2 million for the nine months ended September 30, 2013.  Net cash of $51.2 million was used in investing activities during the nine months ended September 30, 2013 and consisted principally of loan originations, net of principal repayments and purchases of BOLI and municipal bonds.  The $47.2 million of cash provided by financing activities during the nine months ended September 30, 2013 primarily consisted of a $29.3 million net increase in deposits and an $18.5 million net increase in FHLB advances.

As a separate legal entity from the Bank, the Company must provide for its own liquidity.  At September 30, 2013, the Company, on an unconsolidated basis, had $2.3 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.  The Company’s principal source of liquidity is dividends from the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the nine months ended September 30, 2013, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet loan commitments at September 30, 2013, is as follows (in thousands):

Off-balance sheet loan commitments:	At September 30, 2013
Residential mortgage commitments	$5,382
Undisbursed portion of loans closed	28,647
Unused lines of credit	30,450
Irrevocable letters of credit	513
Total loan commitments	$64,992

Capital

Sound Community Bank is subject to minimum capital requirements imposed by regulations of the FDIC.  Based on its capital levels at September 30, 2013, Sound Community Bank exceeded these requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a “well-capitalized” status under the regulatory capital categories of the FDIC.  Based on capital levels at September 30, 2013, Sound Community Bank was considered to be well-capitalized under applicable regulatory requirements.  Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank’s “well-capitalized” status.

The actual regulatory capital amounts and ratios calculated for Sound Community Bank at September 30, 2013 were as follows (dollars in thousands):

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2013
Tier 1 Capital to average assets	$ 42,522	10.32%	$ 16,487	≥	4.0%	$ 20,609	≥	5.0%
Tier 1 Capital to risk-weighted assets	$ 42,522	13.03%	$ 13,050	≥	4.0%	$ 19,575	≥	6.0%
Total Capital to risk-weighted assets	$ 46,584	14.28%	$ 26,100	≥	8.0%	$ 32,624	≥	10.0%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company provided information about market risk in Item 7A of its 2012 Form 10-K.  There have been no material changes in our market risk since our 2012 Form 10-K.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act")), as of September 30, 2013, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the nine months ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2    Unregistered Sales of Equity Securities and use of Proceeds

The following table sets forth information for the three months ended September 30, 3012 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2013 – July 31, 2013	---	---	---	---
August 1, 2013 – August 31, 2013	16,600	$15.00	16,600	112,740
September 1, 2013 – September 30, 2013	19,400	$15.21	36,000	93,340
Total	36,000	$15.11	36,000

On August 23, 2013, the Company announced that its board of directors authorized the Company to purchase up to 129,340 shares of common stock in the open market or privately negotiated transaction from time to time over a twelve month period subject to market conditions and other factors.  The stock repurchase program will expire on August 22, 2014 unless completed sooner or otherwise extended.

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

10.12	Summary of Annual Bonus Plan (incorporated herein by reference to the Registration Statement on Form SB-2 filed with the SEC on September 20, 2007 (File No. 333-146196))
10.13	Sound Financial Bancorp, Inc. 2013 Equity Incentive Plan
10.14	Form of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock Agreements under the 2013 Equity Incentive Plan
10.15
Change of Control Agreement dated October 30, 2013, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Matthew P. Deines (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 1, 2013 (File No. 001-35633))

10.16
Change of Control Agreement dated October 30, 2013, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Matthew F. Moran (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 1, 2013 (File No. 001-35633))

11	Statement re computation of per share earnings (See Note 10 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.)
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification
101	Interactive Data Files*
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

                             Sound Financial Bancorp, Inc.

Date: November 13, 2013	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President and Chief Executive Officer

Date: November 13, 2013	By:	/s/ Matthew P. Deines
Matthew P. Deines
Executive Vice President and Chief Financial Officer