Form 10-Q/A
period 2013-09-30
Sound Financial Bancorp, Inc.
filed 2013-11-14
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q/A

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

EXPLANATORY NOTE

This amendment (Form 10-Q/A) is being provided for the purpose of funishing Exhibits 31.1 - Rule 13a-14(a) Certification of Chief Executive Officer, 31.2 - Rule 13a-14(a) - Certification of Chief Financial Officer, Principal Financial and Accounting Principal and 32 - Section 1350 Certification, which should have been filed with our Form 10-Q for the period ended September 30, 2013 as filed on November 13, 2013.  As a result of a technical error, the Exhibits 31.1, 31.2 and 32 were inadvertantly omitted from the Form 10-Q.

This amendment (Form 10-Q/A) also includes Exhibit 10.13 - Sound Financial Bancorp, Inc 2013 Equity Incentive Plan and replaces in its entirety the Exhibit 10.13 that was inadvertently filed on November 13, 2013.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing date and does not modify or update and related disclosures made in the Form 10-Q.

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