Form 10-K
period 2013-12-31
Sound Financial Bancorp, Inc.
filed 2014-03-31
CIK 1541119

 cfc

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to

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
(Do not check if smaller reporting Company)

Indicate by checkmark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]    NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $32.2 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
As of March 26, 2014, there were 2,510,810 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K – Portions of the Registrant’s Proxy Statement for its 2014 Annual Meeting of Shareholders.

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

Substantially all of Sound Financial Bancorp’s business is conducted through Sound Community Bank, which until December 28, 2012, was a federal savings bank subject to extensive regulation by the Office of the Comptroller of the Currency (“OCC”).  On December 28, 2012, Sound Community Bank converted to a Washington state-chartered commercial bank.  As a Washington commercial bank, the Bank’s regulators are the Washington State Department of Financial Institutions (“WDFI”) and the Federal Deposit Insurance Corporation (“FDIC”).  The Federal Reserve is the primary federal regulator for the Company.

Sound Community Bank’s deposits are insured up to applicable limits by the FDIC.  At December 31, 2013, Sound Financial Bancorp had total consolidated assets of $442.6 million, net loans of $386.7 million, deposits of $348.3 million and stockholders’ equity of $46.5 million.  The shares of Sound Financial Bancorp are traded on The NASDAQ Capital Market under the symbol “SFBC.”  Our executive offices are located at 2005 5th Avenue, Suite 200, Seattle, Washington, 98121.

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

Market Area

We serve the Puget Sound region in western Washington, including the Seattle Metropolitan Statistical Area (“MSA”), and Clallam County, Washington through our main office in Seattle, four branch offices, two of which are located in the Seattle MSA and two that are located in Clallam County, west of Puget Sound and a loan office in the Madison Park neighborhood of Seattle.  Based on the most recent branch deposit data provided by the FDIC, our share of deposits in the Seattle MSA was approximately 0.2%, Pierce County was approximately 0.4% and Snohomish County was approximately 0.3%.  In Clallam County, we have approximately 12.4% of the deposits in that market.  See “– Competition.”

Our market area includes a diverse population of management, professional and sales personnel, office employees, manufacturing and transportation workers, service industry workers and government employees, as well as retired and self-employed individuals.  The population has a skilled work force with a wide range of education levels and ethnic backgrounds.  Major employment sectors include information and communications technology, financial services, manufacturing, maritime, biotechnology, education, health and social services, retail trades, transportation and professional services.  The largest employers headquartered in our market area include (in order) Boeing, Joint Base Lewis-McChord, Navy Region Northwest, Microsoft, and the University of Washington.  Other significant employers include Costco, Nordstrom, Amazon.com, Starbucks and Weyerhaeuser,.

Weak economic conditions and ongoing strains in the financial and housing markets which began in 2008, generally started to improve in 2012 in portions of the United States, including our market area. While the effects during this period presented an unusually challenging environment for banks and their holding companies, including us, trends in housing prices and unemployment are generally improving. For the month of December 2013, the Seattle MSA reported an unemployment rate of 5.4%, as compared to the national average of 6.7%, according to the latest available information from the Bureau of Labor Statistics. Home prices in our markets also improved over the past year. Based on information from Case-Shiller, the average home price in the Seattle MSA increased 12.4% in 2013 from 2012. This compares favorably to the national average home price index increase in 2013 of 11.3%.

King County has the largest population of any county in the state of Washington, covers approximately 2,100 square miles, and is located on the Puget Sound. It has approximately 2.0 million residents and a median household income of approximately $71,000. King County has a diversified economic base with many industries including shipping and transportation (Port of Seattle, Paccar, Inc. and Expeditors International of Washington, Inc.), retail (Amazon.com, Inc., Starbucks Corp. and Nordstrom, Inc.) aerospace (the Boeing Company) and computer technology (Microsoft Corp.) and biotech industries.  Based on information from the Washington Center for Real Estate Research (“WCRER”), the average home price in King County as of September 30, 2013 was $438,900, a 15.3% increase from September 30, 2012 and a 25.1% increase from September 30, 2011.

Pierce County has the second largest population of any county in the State of Washington, covers approximately 1,700 square miles and is located along western Puget Sound.  It has approximately 811,000 residents and a median household income of approximately $59,000. The Pierce County economy is diversified with the presence of military related government employment (Fort Lewis Army Base and McChord Air Force Base), transportation and shipping employment (Port of Tacoma), and aerospace related employment (Boeing). Based on information from the WCRER the average home price in Pierce County in September 2013 was $228,000, a 11.6% increase from 2012 and a 18.6% increase from September 30, 2011.

Snohomish County has the third largest population of any county in the state of Washington, covers approximately 2,100 square miles and is located on Puget Sound touching the northern border of King County.  It has approximately 733,000 residents and a median household income of approximately $68,000. The economy of Snohomish County is diversified with the presence of military related government employment (Everett Homeport Naval Base), aerospace related employment (Boeing) and retail trade.  Based on information from the WCRER, the average home price in Snohomish County as of September 30, 2013 was $309,000, a 12.9% increase from 2012 and a 28.8% increase from September 30, 2011.

Clallam County, with a population of approximately 71,000, is ranked 18th among the counties in the state of Washington.  It is bordered by the Pacific Ocean and the Strait of Juan de Fuca and covers 1,700 square miles, including the westernmost portion of the continental United States.  It has approximately 36,000 households and median household income of approximately $46,000. The economy of Clallam County is primarily manufacturing and shipping. The Sequim Dungeness Valley continues to be a growing retirement location.  Our offices are in Port Angeles and Sequim, the two largest cities in the county.  Based on information from the WCRER the average home price in Clallam County as of September 30, 2013 was $196,000, a 5.9% decrease from 2012 and a 10.7% increase from September 30, 2011.

There have been indications over the past year that the U.S. job market, including the job market in our market area, is improving.  Economic conditions in general appear to be stabilizing, as the unemployment rates in our four county market area and the state of Washington have decreased since December 31, 2012, which was consistent with the nation as a whole.  According to the latest available information from the Bureau of Labor Statistics, King and Snohomish Counties reported an unemployment rate of 4.7% and 5.3%, respectively, as of December 2013, which are lower than the state and national unemployment rates of 6.7% and 6.7%, respectively.  The unemployment rates for Clallam and Pierce Counties are above the state and national rates as of December 2013.  The unemployment rate in Clallam County decreased from 9.9% as of December 2012 to 8.6% as of December 2013, while the unemployment rate in Pierce County decreased from 8.5% as of December 2012 to 7.5% as of December 2013.

Lending Activities

The following table presents information concerning the composition of our loan portfolio, excluding loans held for sale by the type of loan for the dates indicated (dollars in thousands):

	December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
One- to four-family	$117,739	30.02%	$94,059	28.71%	$94,498	31.45%	$98,314	32.81%	$104,461	36.00%
Home equity	35,155	8.96	35,364	10.80	39,656	13.20	44,829	14.96	50,445	17.39
Commercial and multifamily	157,516	40.17	133,620	40.79	106,016	35.28	93,053	31.05	72,035	24.83
Construction and land	44,300	11.30	25,458	7.77	17,805	5.93	16,650	5.56	10,000	3.45
Total real estate loans	354,710	90.45	288,501	88.07	257,975	85.85	252,846	84.37	236,941	81.66
Consumer loans:
Manufactured homes	13,496	3.44	16,232	4.96	18,444	6.14	20,043	6.69	21,473	7.40
Other consumer	10,284	2.62	8,650	2.64	10,920	3.63	12,110	4.04	13,945	4.81
Total consumer loans	23,780	6.06	24,882	7.60	29,364	9.77	32,153	10.73	35,418	12.21
Commercial business loans	13,668	3.49	14,193	4.33	13,163	4.38	14,678	4.90	17,800	6.13
Total loans	392,158	100.00%	327,576	100.00%	300,502	100.00%	299,677	100.00%	290,159	100.00%
Less:
Deferred fees and discounts	1,232		832		406		431		334
Allowance for loan losses	4,177		4,248		4,455		4,436		3,468
Total loans, net	$386,749		$322,496		$295,641		$294,810		$286,357

The following table shows the composition of our loan portfolio in dollar amounts and in percentages by fixed and adjustable rate loans for the dates indicated (dollars in thousands):

	December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed- rate loans:
Real estate loans:
One- to four-family	$103,756	26.46%	$79,020	24.12%	$78,145	26.00%	$79,930	26.67%	$85,344	29.41%
Home equity	13,530	3.45	9,605	2.93	9,276	3.09	10,294	3.44	12,009	4.14%
Commercial and multifamily	100,031	25.51	76,957	23.49	45,034	14.99	40,491	13.51	27,373	9.43%
Construction and land	37,668	9.61	22,346	6.82	17,458	5.81	10,907	3.64	9,453	3.26%
Total real estate loans	254,985	65.03	187,928	57.37	149,913	49.89	141,622	47.26	134,179	46.24%
Manufactured homes	13,496	3.44	16,232	4.96	18,444	6.14	20,043	6.69	21,473	7.40%
Other consumer	9,495	2.42	7,767	2.37	9,730	3.24	10,772	3.59	12,372	4.26%
Commercial business	5,603	1.43	9,268	2.83	8,041	2.68	8,293	2.77	11,157	3.85%
Total fixed-rate loans	283,579	72.32	221,195	67.52	186,128	61.94	180,730	60.31	179,181	61.75%
Adjustable- rate loans:
Real estate loans:
One- to four-family	13,983	3.57	15,039	4.59	16,353	5.44	18,384	6.13	19,117	6.59%
Home equity	21,625	5.51	25,759	7.86	30,380	10.11	34,535	11.52	38,436	13.25%
Commercial and multifamily	57,485	14.66	56,663	17.30	60,982	20.29	52,562	17.54	44,662	15.39%
Construction and land	6,632	1.69	3,112	0.95	347	0.12	5,743	1.92	547	0.19%
Total real estate loans	99,725	25.43	100,573	30.70	108,062	35.96	111,224	37.11	102,762	35.42%
Other consumer	789	0.20	883	0.27	1,190	0.40	1,338	0.45	1,573	0.54%
Commercial business	8,065	2.05	4,925	1.50	5,122	1.70	6,385	2.13	6,643	2.29%
Total adjustable-rate loans	108,579	27.68	106,381	32.48	114,374	38.06	118,947	39.69	110,978	38.25%
Total loans	392,158	100.00%	327,576	100.00%	300,502	100.00%	299,677	100.00%	290,159	100.00%
Less:
Deferred fees and discounts	1,232		832		406		431		334
Allowance for loan losses	4,177		4,248		4,455		4,436		3,468
Total loans, net	$386,749		$322,496		$295,641		$294,810		$286,357

The following table illustrates the contractual maturity of our loan portfolio at December 31, 2013 (dollars in thousands).  Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The total amount of loans due after December 31, 2014, which have predetermined interest rates, is $251.7 million, while the total amount of loans due after such date, which have floating or adjustable interest rates, is $95.3 million.  The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate Mortgages
	One- to Four-		Home Equity		Commercial and		Construction						Commercial
	Family		Loans		Multifamily		and Land		Manufactured Homes		Other Consumer		Business		Total(1)
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
2014(2)	$4,750	5.79%	$244	5.70%	$7,545	4.86%	$26,220	5.61%	$147	7.39%	$1,612	11.09%	$4,653	5.19%	$45,171	5.61%
2015	4,102	5.41	733	5.23	7,519	5.25	5,638	4.72	125	7.06	271	6.20	1,247	4.84	19,635	5.13
2016	7,657	5.77	1,216	5.10	958	5.45	1,262	5.60	90	7.93	627	6.02	1,234	6.53	13,044	5.76
2017	2,399	4.33	2,936	5.24	3,422	5.67	1,864	6.55	163	8.64	1,070	6.00	1,985	4.55	13,839	5.40
2018 to 2020	16,807	4.24	16,077	5.27	21,110	5.67	3,104	6.82	2,378	8.40	772	6.30	1,845	5.06	62,093	5.33
2021 to 2024	20,513	4.09	4,958	6.39	99,050	4.83	2,963	6.33	4,226	8.88	1,756	6.03	1,792	5.30	135,258	4.96
2025 to 2028	17,233	4.16	3,305	4.86	8,940	4.79	2,537	6.43	4,968	7.75	2,584	5.23	912	6.23	40,479	5.05
2029 and following	44,278	4.34	5,686	5.16	8,972	5.60	712	7.23	1,399	6.70	1,592	5.79	-	0.00	62,639	4.70
Total	$117,739	4.42%	$35,155	5.37%	$157,516	5.03%	$44,300	5.74%	$13,496	8.11%	$10,284	6.56%	$13,668	5.26%	$392,158	5.12%
___________________________________________
(1)  Excludes deferred fees and discounts of $1.2 million.
(2)  Includes demand loans, loans having no stated maturity and overdraft loans.

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

Largest Borrowing Relationships. At December 31, 2013, the maximum amount under federal law that we could lend to any one borrower and the borrower’s related entities was approximately $6.6 million.  Our five largest relationships totaled $18.9 million in the aggregate, or 4.8% of our $390.9 million gross loan portfolio, at December 31, 2013.  The largest relationship consists of a $5.0 million line of credit to a business collateralized by the borrower’s accounts receivable, inventory and equipment.  There was $3.6 million outstanding on the line at December 31, 2013.  The total credit facility to this borrower is $15.0 million and there are two other participating financial institutions.  The next four largest lending relationships at December 31, 2013, were: $4.3 million in loans to businesses with common ownership collateralized by commercial real estate; $4.0 million in loans collateralized by multifamily real estate; a $3.9 million loan collateralized by multifamily real estate; and a $3.5 million loan collateralized by multifamily real estate.  At December 31, 2013, we had three other lending relationships that exceeded $3.0 million.  All of the loans in these lending relationships were performing in accordance with their repayment terms as of December 31, 2013.

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

Most of our loans are written using secondary market generally-accepted underwriting guidelines, and are readily saleable to Fannie Mae or other private investors.  A portion of the one- to four-family loans we originate are retained in our portfolio while the majority are sold into the secondary market to Fannie Mae, with servicing retained for continued customer contact, relationship building and to increase non-interest income.  The sale of mortgage loans provides a source of non-interest income through the gain on sale, reduces our interest rate risk, provides a stream of servicing income, enhances liquidity and enables us to originate more loans at our current capital level than if we held them in portfolio.  We are currently selling all our conforming fixed-rate loans, on a servicing retained basis.   Our pricing strategy for mortgage loans includes establishing interest rates that are competitive with other local financial institutions and consistent with our internal asset and liability management objectives.  During the year ended December 31, 2013, we originated $115.9 million of one- to four-family fixed-rate mortgage loans and $552,000 one- to four-family adjustable rate mortgage (“ARM”) loans.  See “- Loan Originations, Purchases, Sales, Repayments and Servicing.”  At December 31, 2013, one- to four-family residential mortgage loans (excluding loans held for sale) totaled $117.7 million, or 30.0%, of our gross loan portfolio, of which $103.8 million were fixed-rate loans and $13.5 million were ARM loans, compared to $94.0 million (excluding loans held for sale), or 28.7% of our gross loan portfolio as of December 31, 2012, of which $79.0 million were fixed-rate loans and $15.0 million were ARM loans.

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

We generally underwrite our one- to four-family loans based on the applicant’s employment and credit history and the appraised value of the subject property.  We generally lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family first mortgage loans and non-owner occupied first mortgage loans.  For first mortgage loans with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance in order to reduce our exposure to 80% or charge a higher interest rate.  Properties securing our one- to four-family loans are generally appraised by independent fee appraisers who are selected in accordance with criteria approved by the Board of Directors.  For loans that are less than $250,000, we may use an automated valuation model developed by Freddie Mac, called the Home Value Estimator, in lieu of an appraisal.  We generally require title insurance policies on all first mortgage real estate loans originated.  Homeowners, liability, fire and, if required, flood insurance policies are also required for one-to four-family loans. Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.  The average size of our one- to four-family residential loans was approximately $251,000 at December 31, 2013.

Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years; however, at December 31, 2013 we had $1.7 million of one- to four-family loans with an original contractual maturity of 40 years which were originated prior to 2009.  All of these loans are fully amortizing, with payments due monthly.  Our portfolio of fixed-rate loans also includes $42.6 million of loans with an initial seven year term and a 30-year amortization period with a borrower refinancing option at a fixed rate at the end of the initial term as long as the loan has met certain performance criterion.  In addition, we had $8.2 million of one- to four- family loans with a 5-year call option at December 31, 2013.  Prior to 2012, we originated for portfolio five and seven year balloon reset loans (which are loans that are originated with a fixed interest rate for the initial five or seven years, and thereafter incur one interest rate change based on current market interest rates in which the new rate remains in effect for the remainder of the loan term) based on a 30-year amortization period.

ARM loans are offered with annual adjustments and life-time rate caps that vary based on the product, generally with a maximum annual rate change of 2.0% and a maximum overall rate change of 6.0%.  We generally use the rate on one-year Treasury Bills to re-price our ARM loans, however, $7.6 million of our ARM loans are to employees that re-price annually based on a margin of 1% over our average 12 month cost of funds.  As a consequence of using caps, the interest rates on ARM loans may not be as rate sensitive as our cost of funds.  Furthermore, because loan indexes may not respond perfectly to changes in market interest rates, upward adjustments on loans may occur more slowly than increases in our cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates.  Because of these characteristics, yields on ARM loans may not be sufficient to offset increases in our cost of funds.

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

Home Equity Lending.  We originate home equity loans that consist of fixed-rate loans and variable-rate lines of credit.  We originate home equity loans in amounts of up to 80% of the value of the collateral, minus any senior liens on the property; however, prior to 2010 we originated home equity loans in amounts of up to 100% of the value of the collateral, minus any senior liens on the property.  Home equity lines of credit are typically originated for up to $250,000 with an adjustable rate of interest, based on the one-year Treasury Bill rate plus a margin.  Home equity lines of credit generally have up to a twelve-year draw period, during which time the funds may be paid down and redrawn up to the committed amount.  Once the draw period has lapsed, the payment is amortized over a twelve-year period based on the loan balance at that time.  We charge a $50 annual fee on each outstanding home equity line of credit and require monthly interest-only payments on the entire drawn amount during the draw period.  At December 31, 2013, home equity loans totaled $35.2 million, or 9.0% of our gross loan portfolio compared to $35.4 million, or 10.8% of our gross loan portfolio at December 31, 2012.  Variable-rate home equity lines of credit at December 31, 2013 totaled $23.7 million, or 6.0% of our gross loan portfolio, compared to $25.8 million, or 7.8% of our gross loan portfolio as of December 31, 2012.  At December 31, 2013, unfunded commitments on home equity lines of credit totaled $14.8 million.

Our fixed-rate home equity loans are originated in amounts, together with the amount of the existing first mortgage, of up to 80% of the appraised value of the subject property.  These loans may have terms of up to 20 years and are fully amortizing.  At December 31, 2013, fixed-rate home equity loans totaled $13.5 million, or 3.5% of our gross loan portfolio, compared to $9.6 million, or 2.9% of our gross loan portfolio as of December 31, 2012.

Commercial and Multifamily Real Estate Lending.  We offer a variety of commercial and multifamily loans.  Most of these loans are secured by commercial income producing properties, including retail centers, multifamily apartment buildings, warehouses, and office buildings located in our market area.  At December 31, 2013, commercial and multifamily loans totaled $157.5 million, or 40.0% of our gross loan portfolio, compared to $133.6 million, or 40.8% of our gross loan portfolio as of December 31, 2012.

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

Loans secured by commercial and multifamily real estate are generally underwritten based on the net operating income of the property, quality and location of the real estate, the credit history and financial strength of the borrower and the quality of management involved with the property.  The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt plus an additional coverage requirement.  We generally impose a minimum debt coverage ratio of approximately 1.20 for originated loans secured by income producing commercial properties.  If the borrower is other than an individual, we generally require the personal guaranty of the borrower. We also generally require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt.  Appraisals on properties securing commercial and multifamily loans are performed by independent state certified licensed fee appraisers and approved by the Board Loan Committee.  In order to monitor the adequacy of cash flows on income-producing properties, the borrower is required to provide, at a minimum, annual financial information.  From time to time we also acquire participation interests in commercial and multifamily loans originated by other financial institutions secured by properties located in our market area.  On a case by case basis, we will consider loan participations where the collateral is located outside of our market area. At December 31, 2013, we held no such commercial or multifamily loan participations.

Historically, loans secured by commercial and multifamily properties generally involve different credit risks than one- to four-family properties.  These loans typically involve larger balances to single borrowers or groups of related borrowers.  Because payments on loans secured by commercial and multifamily properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.  Commercial and multifamily loans also expose a lender to greater credit risk than loans secured by one-to four-family because the collateral securing these loans typically cannot be sold as easily as one-to four-family.  In addition, most of our commercial and multifamily loans are not fully amortizing and contain large balloon payments upon maturity.  Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.  Our largest single commercial and multifamily borrowing relationship at December 31, 2013, totaled $4.0 million and is collateralized by four commercial real estate notes.  At December 31, 2013, these loans were performing in accordance with their repayment terms.

The following table displays information on commercial and multifamily real estate loans by type at December 31, 2013 and 2012 (dollars in thousands):

	2013		2012
	Amount	Percent	Amount	Percent
Multifamily residential	$53,042	33.67%	$43,048	32.22%
Warehouses	22,113	14.04	21,925	16.41
Office buildings	9,756	6.19	9,456	7.08
Mobile Home Parks	6,865	4.36	6,427	4.81
Gas station / Convenience store	7,555	4.80	5,827	4.36
Other non-owner occupied commercial real estate	34,094	21.64	31,358	23.47
Other owner-occupied commercial real estate	24,091	15.29	15,579	11.65
Total	$157,516	100.00%	$133,620	100.00%

Construction and Land Lending. We originate construction loans secured by single-family residences and commercial and multifamily real estate.  We also originate land and lot loans, which are secured by raw land or developed lots on which the borrower intends to build a residence, and land acquisition and development loans.  At December 31, 2013, our construction and land loans totaled $44.3 million, or 11.3% of our gross loan portfolio, compared to $25.5 million, or 7.8% of our gross loan portfolio at December 31, 2012.  At December 31, 2013, unfunded construction loan commitments totaled $26.0 million.

Construction loans to individuals and contractors for the construction and acquisition of personal residences totaled $7.7 million, or 17.4% of our construction and land portfolio at December 31, 2013.  We originate these loans whether or not the collateral property underlying the loan is under contract for sale.  At December 31, 2013, construction loans to contractors for homes that were considered speculative totaled $8.7 million, or 19.6% of our construction and land portfolio.

The composition of, and location of underlying collateral securing, our construction and land loan portfolio, excluding loan commitments, at December 31, 2013 was as follows (in thousands):

	Olympic Peninsula	Puget Sound	Other	Total
Commercial and multifamily construction	$249	$11,796	$715	$12,760
Residential construction	170	8,162	1,445	9,777
Land and lot loans	6,917	5,122	1,031	13,070
Speculative residential construction	40	6,575	2,078	8,693
Total	$7,376	$31,655	$5,269	$44,300

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

At December 31, 2013, our largest residential construction loan commitment was for $3.0 million, of which $2.7 million had been disbursed.  This loan was performing according to its repayment terms.  The average outstanding residential construction loan balance was approximately $523,000 at December 31, 2013.  Before making a commitment to fund a residential construction loan, we require an appraisal of the subject property by an independent licensed appraiser.  During the construction phase, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses.  Typically, disbursements are made in monthly draws during the construction period. Loan proceeds are disbursed after inspection based on the percentage of completion method. We also require general liability, builder’s risk hazard insurance, title insurance, and flood insurance (as applicable, for properties located or to be built in a designated flood hazard area) on all construction loans.

We also originate developed lot and land loans to individuals intending to construct in the future a residence on the property.  We will generally originate these loans in an amount up to 75% of the lower of the purchase price or appraisal.  These lot and land loans are secured by a first lien on the property and have a fixed rate of interest with a maximum amortization of 20 years. At December 31, 2013, lot and land loans totaled $13.1 million, or 29.5% of our construction and land portfolio.

We make land acquisition and development loans to experienced builders or residential lot developers in our market area.  The maximum loan-to-value limit applicable to these loans is generally 75% of the appraised market value upon completion of the project.  We do not require any cash equity from the borrower if there is sufficient equity in the land being used as collateral.  Development plans are required from developers prior to making the loan.  Our loan officers are required to personally visit the proposed site of the development and the sites of competing developments.  We require that developers maintain adequate insurance coverage.  Land acquisition and development loans generally are originated with a loan term up to 24 months, have adjustable rates of interest based on the Wall Street Journal Prime Rate or 3 or 5 year Seattle FHLB Rate and require interest only payment during the term of the loan.  Development loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant.  We also require these loans to be paid on an accelerated basis as the lots are sold, so that we are repaid before all the lots are sold.  At December 31, 2013, we had $1.1 million in land acquisition and development loans.  At December 31, 2013, our largest land acquisition and development loan consisted of a $930,000 loan, secured by single family residential lots located in our market area.  At December 31, 2013, this loan was performing in accordance with its repayment terms.

We also offer commercial and multifamily construction loans.  These loans are underwritten with terms similar to our permanent commercial real estate loans with special construction financing for up to 12 months under terms similar to our residential construction loans.  At December 31, 2013, commercial and multifamily construction loans totaled $12.8 million, or 28.8% of our construction and land portfolio.

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

Consumer Lending.  We offer a variety of secured and unsecured consumer loans, including new and used manufactured homes, floating homes, automobiles, boats and recreational vehicle loans, and loans secured by savings deposits.  We also offer unsecured consumer loans.  We originate our consumer loans primarily in our market area.  All of our consumer loans are originated on a direct basis.

We originate new and used manufactured home loans to borrowers who intend to use the home as a primary residence.  The yields on these loans are higher than that on our other residential lending products and the portfolio has performed reasonably well with an acceptable level of risk and loss in exchange for the higher yield. Our weighted average yield on manufactured home loans at December 31, 2013 was 8.1%, compared to 4.4% for one- to four-family mortgages, excluding loans held for sale.  At December 31, 2013, these loans totaled $13.5 million, or 56.7% of our consumer loans and 3.4% of our gross loan portfolio.  For used manufactured homes, loans are generally made for up to 90% of the lesser of the appraised value or purchase price up to $200,000, and with terms typically up to 20 years.  On new manufactured homes, loans are generally made for up to 80% of the lesser of the appraised value or purchase price up to $200,000, and with terms typically up to 20 years.  We generally charge a 1% fee at origination.  We underwrite these loans based on our review of creditworthiness of the borrower, including credit scores, and the value of the collateral, for which we hold a security interest under Washington law.

Manufactured home loans are higher risk than loans secured by residential real property, though this risk is reduced if the owner also owns the land on which the home is located.  A small portion of our manufactured home loans involve properties on which we also have financed the land for the owner.  The primary additional risk in manufactured home loans is the difficulty in obtaining adequate value for the collateral due to the cost and limited ability to move the collateral.  These loans tend to be made to retired individuals and first-time homebuyers.  First-time homebuyers of manufactured homes tend to be a higher credit risk than first-time homebuyers of single family residences, due to more limited financial resources.  As a result, these loans have a higher probability of default, higher delinquency rates and greater servicing and collateral recovery costs than single family residential loans and other types of consumer loans.  We take into account this additional risk as a component of our allowance for loan losses methodology.  We attempt to work out delinquent loans with the borrower and, if that is not successful, any repossessed manufactured homes are repossessed and sold.  At December 31, 2013, there were two nonperforming manufactured home loan for $107,000 and we held four manufactured homes valued at $93,000 in our other real estate owned (“OREO”) and repossessed assets portfolio.

We make loans on new and used automobiles.  Our automobile loan portfolio totaled $834,000 at December 31, 2013, or 8.1% of our consumer loan portfolio and 0.2% of our gross loan portfolio.  Automobile loans may be written for a term of up to 84 months and have fixed rates of interest.  Loan-to-value ratios are up to 100% of the lesser of the purchase price or the National Automobile Dealers Association value for auto loans, including tax, licenses, title and mechanical breakdown and gap insurance.  We follow our internal underwriting guidelines in evaluating automobile loans, including credit scoring, verification of employment, reviewing debt to income ratios and valuation of the underlying collateral.

Our consumer loans also include loans secured by new and used boats, floating homes, motorcycles and recreational vehicles, loans secured by deposits and unsecured consumer loans, all of which, at December 31, 2013, totaled $9.5 million or 91.9% of our consumer loan portfolio and 2.4% of our gross loan portfolio.  Loans secured by boats, floating homes, motorcycles and recreational vehicles typically have terms from five to thirty years depending on the collateral and loan-to-value ratios up to 90%.  These loans may be made with fixed or adjustable interest rates.  Our unsecured consumer loans have either a fixed rate of interest generally for a maximum term of 48 months, or are revolving lines of credit of generally up to $50,000.  At December 31, 2013, unsecured consumer loans totaled $1.7 million and unfunded commitments on our unsecured consumer lines of credit totaled $1.8 million.  The average outstanding balance on these lines was less than $1,000.

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

Commercial Business Lending.  At December 31, 2013, commercial business loans totaled $13.7 million, or 3.5% of our gross loan portfolio, compared to $14.2 million, or 4.3% of our gross loan portfolio at December 31, 2012.  Substantially all of our commercial business loans have been to borrowers in our market area.  Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance commercial vehicles and equipment.  Approximately $1.9 million of our commercial business loans at December 31, 2013 were unsecured.  Our commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower.  Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis.  We generally require personal guarantees on both our secured and unsecured commercial business loans.  Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage loans.

Our interest rates on commercial business loans are dependent on the type of lending.  Our secured commercial business loans typically have a loan to value ratio of up to 80% and are term loans ranging from three to seven years.  Secured commercial business term loans generally have a fixed rated based on the FHLB amortizing rate.  In addition, we typically charge loan fees of 1% to 2% of the principal amount at origination, depending on the credit quality and account relationships of the borrower.  Business lines of credit are usually adjustable-rate and are based on the prime rate as reported in the West Coast edition of the Wall Street Journal plus 1% to 3%, and are generally originated with both a floor and ceiling to the interest rate.  Our business lines of credit generally have terms ranging from 12 months to 24 months and provide for interest-only monthly payments during the term.

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

Loan Originations, Purchases, Sales, Repayments and Servicing

We originate both fixed-rate and adjustable-rate loans.  Our ability to originate loans, however, is dependent upon customer demand for loans in our market area.  Over the past few years, we have continued to originate residential and consumer loans, and increased our emphasis on commercial and multifamily, construction and land, and commercial business lending.  Demand is affected by competition and the interest rate environment.  During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States.  In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income.  As a result, from time to time we will purchase whole loans or enter into loan participations with other financial institutions.  In, 2013 and 2012, we engaged in commercial loan participations with other financial institutions in the amount of $8.4 million and $4.5 million, respectively and purchased no whole loans during these years.  We underwrite loan purchases and participations to the same standards as an internally-originated loan.

We do not actively engage in originating “alt A” loans, option adjustable rate or subprime loans and have no established program to originate or purchase these loans.  We do offer interest-only one- to four- family loans to well-qualified borrowers and at December 31, 2013, we held $8.1 million of such loans in our loan portfolio, representing 2.1% of our gross loan portfolio.  Subprime loans are defined by regulators as loans that at the time of loan origination had a FICO credit score of less than 660.  Of the $118.2 million in one- to four- family loans originated in 2013, only $1.9, or 1.6%, were to borrowers with a credit score under 660.  We obtain updated FICO scores on all of our borrowers semi-annually and based on the updated score, at December 31, 2013, $17.8 million, or 4.5% of our gross loan portfolio would be deemed subprime.  Based on the FICO score as of December 31, 2013, our subprime portfolio, included approximately $10.3 million in one- to four-family mortgage loans, $4.6 million in home equity loans, $2.0 million in manufactured home loans and $311,000 in other types of consumer loans.

In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services.

We also sell whole one-to four-family loans without recourse to Fannie Mae, subject to a provision for repurchase upon breach of representation, warranty or covenant.  These loans are fixed-rate mortgages, which primarily are sold to improve our interest rate risk.  These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer.  These sales allow for a servicing fee on loans when the servicing is retained by us.  Most one- to four-family loans sold by us are sold with servicing retained.  Two loans were repurchased from Fannie Mae totaling $431,000 in 2013 and three were repurchased from Fannie Mae totaling $440,000 in 2012.  We earned mortgage servicing income of $457,000 and $550,000, respectively, for the years ended December 31, 2013 and 2012.  In November 2009, we acquired a $340.1 million loan servicing portfolio from Leader Financial Services.  These loans are 100% owned by Fannie Mae and are subserviced under an agreement with a third party loan servicer who performs all servicing including payment processing, reporting and collections.  At December 31, 2013, we were servicing a $359.2 million portfolio of residential mortgage loans for Fannie Mae.  These mortgage servicing rights are carried at fair value and had a value at December 31, 2013 of $3.0 million.  See Note 7 to the Consolidated Financial Statements.

Sales of whole real estate loans can be beneficial to us since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.  We sold $108.9 million and $95.1 million of one- to four- family loans during the years ended December 31, 2013 and 2012, respectively.  Gains, losses and transfer fees on sales of one-to four-family loans and participations are recognized at the time of the sale.  Our net gain on sales of residential loans for all of 2013 and 2012 was $967,000 and $2.1 million, respectively.

The following table shows our loan origination, sale and repayment activities, including loans held for sale, for the periods indicated (in thousands):

	For the year ended December 31,
Originations by type:	2013	2012	2011
Fixed-rate:
One- to four-family	$118,217	$143,189	$66,883
Home equity	8,450	4,130	2,715
Commercial and multifamily	35,468	50,202	18,356
Construction and land	55,591	24,417	9,369
Manufactured homes	1,198	1,305	1,666
Other consumer	3,804	1,961	2,323
Commercial business	8,530	5,866	7,949
Total fixed-rate	231,258	231,070	109,261
Adjustable rate:
One- to four-family	552	-	-
Home equity	294	-	1,254
Commercial and multifamily	14,524	22,821	17,454
Construction and land	1,478	2,280	943
Other consumer	280	24	106
Commercial business	5,226	1,979	3,258
Total adjustable-rate	22,354	27,104	23,015
Total loans originated	253,612	258,174	132,276
Purchases by type:
Commercial and multifamily participations	983	-	-
Commercial business participations	4,325	4,500	-
Total loan participations purchased	5,308	4,500	-
Sales and Repayments:
One- to four-family participations	108,870	95,055	53,684
Commercial and multifamily participations	2,676	-	-
Total loan participations sold	111,546	95,055	53,684
Total principal repayments	79,479	140,764	76,861
Total reductions	191,025	235,819	130,545
Net increase	$62,587	$26,855	$1,731

The decrease in originations in 2013 compared to 2012, was due to a modest increase in interest rates in 2013 compared to 2012.  Relative demand, particularly for one- to four-family loans, was higher in 2012 as a result of declining interest rates during the period.  As rates stabilized and increased somewhat toward the end of 2012 and during 2013, demand for refinances of one – to four- family loans from other institutions in our markets decreased.  Additionally, in 2012 the ability of borrowers to refinance their existing first mortgage loans was positively impacted by the economic environment, the housing market and the rate of unemployment both in our markets and nationwide.  Demand for multi-family and construction loans was higher in 2013 based on the economic improvements in our markets which led to stronger demand for new homes and apartments.

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

Delinquent loans are initially handled by the loan officer in charge of the loan, who is responsible for contacting the borrower.  The Loss Mitigation Department also works with the loan officers to see that the necessary steps are taken to collect delinquent loans.  In addition, management meets with all of the loan officers weekly and reviews past due and classified loans, as well as other loans that management feels may present possible collection problems, which are reported to the board on a quarterly basis.  If an acceptable workout of a delinquent loan cannot be agreed upon, we generally initiate foreclosure or repossession proceedings on any collateral securing the loan.

Delinquent Loans.  The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2013 (dollars in thousands):

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
One- to four- family	5	$537	0.46%	7	$722	0.61%	12	$1,259	1.07%
Home equity	2	214	0.61	1	124	0.35	3	338	0.96
Manufactured homes	2	94	0.70	-	-	-	2	94	0.70
Other consumer	-	-	-	1	1	0.01	1	1	0.01
Total	9	$845	0.22%	9	$847	0.22%	18	$1,692	0.43%

Nonperforming Assets.  The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio (in thousands).  Loans are placed on nonaccrual status when the collection of principal and/or interest become doubtful or when the loan is more than 90 days past due.  OREO and repossessed assets include assets acquired in settlement of loans. We had no accruing loans 90 days or more delinquent for the periods reported.

	December 31,
	2013	2012	2011	2010	2009
Nonperforming loans(1):
One- to four- family	$772	$1,143	$4,401	$2,729	$2,175
Home equity	222	717	873	517	1,100
Commercial and multifamily	820	1,347	1,219	-	222
Construction and land	-	471	80	-	1,231
Manufactured homes	106	29
Other consumer	1	8	64	-	19
Commercial business	-	197	-	-	-
Total nonperforming loans	$1,921	3,912	6,637	3,246	4,747
OREO and repossessed assets:
One- to four-family	$1,086	$1,318	$478	$1,102	$901
Commercial and multifamily	-	1,073	2,225	1,302	-
Construction and land	-	-	-	70	115
Manufactured homes	92	112	118
Other consumer	-	-	-	151	368
Total OREO and repossessed assets	1,178	2,503	2,821	2,625	1,384
Total nonperforming assets	$3,099	$6,415	$9,458	$5,871	$6,131
Nonperforming assets as a percentage of total assets	0.70%	1.68%	2.78%	1.75%	1.81%
Performing restructured loans:
One- to four- family	$3,195	$3,198	$2,508	$2,836	$3,996
Home equity	704	356	812	967	1,290
Commercial and multifamily	761	776	785	-	708
Construction and land	106	100	-	230	230
Manufactured homes	496	602	-	-	-
Other consumer	9	19	4	15	111
Commercial business	133	564	26	-	174
Total performing restructured loans	$5,404	$5,614	$4,135	$4,048	$6,509
___________________________________
(1) Nonperforming loans include $1.0 million, $828,000, $2.8 million, $348,000 and $0 in nonperforming troubled debt restructurings as of December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

For the year ended December 31, 2013, gross interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms amounted to $60,000, all of which was excluded from interest income for the year ended December 31, 2013.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition at December 31, 2013 Compared to December 31, 2012 -- Delinquencies and Nonperforming Assets” for more information on troubled assets.

Troubled Debt Restructured Loans.  Troubled debt restructurings, which are accounted for under Accounting Codification Standard (“ASC”) 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans.  Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity.  All troubled debt restructurings are initially classified as impaired, regardless of whether the loan was performing at the time it was restructured.  Once a troubled debt restructuring has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, we remove the troubled debt restructuring from nonperforming status.  At December 31, 2013, we had $5.4 million of loans that were classified as performing troubled debt restructurings and still on accrual.  Included in nonperforming loans at December 31, 2013 and 2012 were troubled debt restructured loans of $1.0 million and $828,000, respectively.

OREO and Repossessed Assets.  OREO and repossessed assets include assets acquired in settlement of loans.  At December 31, 2013 OREO and repossessed assets consisted of ten single family residences totaling $1.1 million and four manufactured homes totaling $93,000.

Other Loans of Concern.   In addition to the nonperforming assets set forth in the table above, as of December 31, 2013, there were 85 loans totaling $10.2 million with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.  The majority of these loans have been considered individually in management’s determination of our allowance for loan losses.  The largest loans of concern at December 31, 2013, were a $1.5 million loan secured by commercial property in Snohomish County, Washington and a $652,000 loan secured by commercial property in Clallam County, Washington.  Other loans of concern included $4.5 million in residential first mortgages, $1.5 million in home equity loans, $761,000 in commercial real estate loans, $540,000 in manufactured home loans, $502,000 in commercial business loans, $209,000 in construction and land loans, and $36,000 in other consumer loans.  Loans of concern had specific loan loss reserves of $666,000 at December 31, 2013.

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

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address specific impairments.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets.  When an insured institution classifies problem assets as a loss, it is required to charge off those assets in the period in which they are deemed uncollectible.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC and, since our conversion to a Washington chartered commercial bank, the WDFI, which can order the establishment of additional loss allowances.  Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. At December 31, 2013 special mention assets, consisting solely of seven loans, totaled $2.8 million.

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management’s review of our assets, at December 31, 2013, we had classified $7.2 million of our assets as substandard, which represented a variety of outstanding loans, non-agency mortgage backed securities, OREO and repossessed assets.  At that date, we had no assets classified as doubtful or loss.  This total amount of classified assets represented 15.5% of our equity capital and 1.6% of our assets at December 31, 2013.  Classified assets totaled $11.2 million, or 25.7% of our equity capital and 2.9% of our assets at December 31, 2012.

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

At December 31, 2013, our allowance for loan losses was $4.2 million, or 1.1% of our total loan portfolio, compared to $4.2 million, or 1.3% of our total loan portfolio in 2012.  Specific valuation reserves totaled $709,000 and $1.0 million at December 31, 2013 and 2012, respectively.

Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.  In the opinion of management, the allowance, when taken as a whole, properly reflects estimated probable loan losses in our loan portfolio.  See Notes 1 and 6 of the Notes to Consolidated Financial Statements.  The following table sets forth an analysis of our allowance for loan losses at the dates indicated (dollars in thousands):

	December 31,
	2013	2012	2011	2010	2009
Balance at beginning of period	$4,248	$4,455	$4,436	$3,468	$1,306
Charge-offs:
One-to four-family	560	2,740	834	843	104
Home equity	593	1,084	1,652	1,291	1,368
Commercial and multifamily	194	503	1,353	940	74
Construction and land	7	222	159	-	-
Manufactured homes	143	152	239	-	-
Other consumer	41	286	255	649	577
Commercial business	46	44	310	221	149
Total charge-offs	1,584	5,031	4,802	3,944	2,272
Recoveries:
One-to four-family	-	4	11	-	-
Home equity	19	158	10	222	-
Commercial and multifamily	32	83	96	-	22
Construction and land	-	-	-	-	-
Manufactured homes	3	11	8	-	-
Other consumer	31	33	53	38	128
Commercial business	78	10	43	2	9
Total recoveries	163	299	221	262	159
Net charge-offs	1,421	4,732	4,581	3,682	2,113
Additions charged to operations	1,350	4,525	4,600	4,650	4,275
Balance at end of period	$4,177	$4,248	$4,455	$4,436	$3,468
Net charge-offs during the period as a percentage of average loans outstanding during the period	0.40%	1.55%	1.53%	1.22%	0.75%
Net charge-offs during the period as a percentage of average nonperforming assets	41.16%	35.15%	48.04%	31.22%	46.40%
Allowance as a percentage of nonperforming loans	217.44%	110.88%	67.12%	136.66%	73.06%
Allowance as a percentage of total loans (end of period)	1.07%	1.30%	1.47%	1.48%	1.18%

Weak economic conditions and ongoing strains in the financial and housing markets which began in 2008, generally started to improve in 2012 in most major regions of the United States, including our market area. While the effects during this period presented an unusually challenging environment for banks and their holding companies, including us, during 2013 housing prices and unemployment rates are generally improving. Prior to 2012,  our  market area had experienced substantial home price declines, historically low levels of existing home sale activity, high levels of foreclosures and above average unemployment rates negatively affecting  the values of real estate collateral supporting our loans and resulting in increased loan delinquencies and defaults and net charge-offs during these periods.

The increase in our allowance for loan losses as a percentage of nonperforming loans was a result of a decrease in nonperforming loans during the period.  The allowance for loan losses as a percentage of total loans was 1.07% and 1.30% as of December 31, 2013 and 2012, respectively.

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows (dollars in thousands):

	December 31,
	2013		2012		2011		2010		2009
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Allocated at end of period to:
One- to four- family	$1,915	30.02%	$1,417	28.71%	$1,117	31.45%	$909	32.81%	$589	36.00%
Home equity	781	8.96	997	10.80	1,426	13.20	1,380	14.96	2,220	17.39
Commercial and multifamily	300	40.17	492	40.79	969	35.28	659	31.05	220	24.83
Construction and land	318	11.30	217	7.77	105	5.93	205	5.56	-	3.45
Manufactured homes	209	3.44	260	4.96	290	6.14	321	6.69	-	7.40
Other consumer	109	2.62	146	2.64	213	3.63	381	4.04	243	4.81
Commercial business	102	3.49	218	4.33	254	4.38	163	4.90	164	6.13
Unallocated	443	-	501	-	81	-	418	-	32	-
Total	$4,177	100.00%	$4,248	100.00%	$4,455	100.00%	$4,436	100.00%	$3,468	100.00%

Investment Activities

State commercial banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds.  Subject to various restrictions, federal savings banks may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that the institution is otherwise authorized to make directly.  See “- How We Are Regulated – Sound Community Bank” for a discussion of additional restrictions on our investment activities.

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

At December 31, 2013, we owned $2.3 million in Federal Home Loan Bank of Seattle (“FHLB”) stock.  As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock.

Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB of Seattle.  Our FHLB stock has a par value of $100, is carried at cost, and is subject to recoverability testing.  Management periodically evaluates FHLB stock for other-than-temporary or permanent impairment.  Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than be recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, the impact of legislative and regulatory changes on financial institutions (i.e. the customer base of the FHLB, and the liquidity position of the FHLB.

In September 2012, the FHLB of Seattle was notified by the Federal Housing Finance Agency (“FHFA”) that it is now classified as “adequately capitalized” as compared to its prior classification of “undercapitalized.”  Under FHFA regulations, the FHLB of Seattle may repurchase excess capital stock under certain conditions; however, it may not redeem stock or pay a dividend with FHFA approval.  Based on the above, the Company has determined there is not an other-than-temporary impairment on our FHLB stock investment as of December 31, 2013.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated (in thousands).  At December 31, 2013, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital.
	December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale
Municipal bonds	$1,911	$1,931	$-	$-	$-	$-
Agency mortgage-backed securities	11,228	11,071	20,378	20,127	53	59
Non-agency mortgage-backed securities(1)	2,689	2,419	3,273	2,773	3,939	2,933
Total available for sale securities	$15,828	$15,421	23,651	22,900	3,992	2,992
FHLB stock	2,314	2,314	2,401	2,401	2,444	2,444
Total securities	$18,142	$17,735	$26,052	$25,301	$6,436	$5,436
______________________

(1)
The non-agency mortgage backed securities have an unrealized loss of $270,000 as of December 31, 2013.  These securities were purchased at a discount in 2008 and 2009.  Each of these securities has performed and paid principal and interest each month as contractually committed.

The composition and maturities of our investment securities portfolio at December 31, 2013, excluding FHLB stock, are as follows:  Municipal bonds with an amortized cost of $1.9 million and a fair value of $1.9 million and a final maturity in five to ten years, federal agency mortgage-backed securities with an amortized cost of $11.2 million and a fair value of $11.1 million and a final maturity greater than ten years and non-agency mortgage-backed securities with an amortized cost of $2.7 million and a fair value of $2.4 million and a final maturity greater than ten years.

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

During the year ended December 31, 2013, we recognized $30,000 of non-cash OTTI charges on one non-agency mortgage-backed security.  At December 31, 2013, the fair value of this security was $500,000.  Management concluded that the decline of the estimated fair value below the cost of the securities was other than temporary and recorded this credit loss through non-interest income.  We determined the remaining decline in value was not related to specific credit deterioration.  We do not intend to sell these securities and it is more likely than not that we will not be required to sell the securities before anticipated recovery of the remaining amortized cost basis.  We closely monitor our investment securities for changes in credit risk.  The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them.  Accordingly, if market conditions deteriorate further and we determine our holdings of these or other investment securities are OTTI, our future earnings, shareholders’ equity, regulatory capital and continuing operations could be materially adversely affected.

Sources of Funds

General.  Our sources of funds are primarily deposits (including deposits from public entities), borrowings, payments of principal and interest on loans and investments and funds provided from operations.

Deposits.  We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms.  Our deposits consist of savings accounts, money market deposit accounts, demand accounts and certificates of deposit.  We solicit deposits primarily in our market area; however, at December 31, 2013, approximately 6.2% of our deposits were from persons outside the State of Washington. As of December 31, 2013, core deposits, which we define as our non-time deposit accounts and time deposit accounts less than $250,000, represented approximately 87.0% of total deposits, compared to 86.5% and 89.0% as of December 31, 2012 and December 31, 2011, respectively.  We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits and we expect to continue these practices in the future.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.  The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand.  We have become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate sensitive.  We manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors.  Based on our experience, we believe that our deposits are relatively stable sources of funds.  Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

The following table sets forth our deposit flows during the periods indicated (dollars in thousands):

	For the year ended December 31,
	2013	2012	2011
Opening balance	$312,083	$299,997	$278,494
Net deposits (withdrawals)	34,160	9,951	19,002
Interest credited	2,096	2,135	2,501
Ending balance	$348,339	$312,083	$299,997
Net increase (decrease)	$36,256	$12,086	$21,503
Percent increase (decrease)	11.6%	4.0%	7.7%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by us at the dates indicated (dollars in thousands):
	December 31,
	2013		2012		2011
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
Noninterest-bearing demand	$31,877	9.15%	$31,427	10.07%	$26,907	8.97%
Interest-bearing demand	70,639	20.28	28,540	9.15	22,332	7.44
Savings	26,509	7.61	27,174	8.71	22,092	7.36
Money market	59,069	16.96	86,149	27.60	95,029	31.68
Escrow	2,717	0.78	3,807	1.22	3,669	1.22
Total non-maturity deposits	$190,811	54.78	177,097	56.75	170,029	56.68
Certificates of deposit:
1.99% or below	140,139	40.23	114,165	36.58	108,604	36.20
2.00 - 3.99%	17,300	4.97	17,522	5.61	15,423	5.14
4.00 - 5.99%	89	0.02	3,299	1.06	5,941	1.98
Total certificates of deposit	$157,528	45.22	134,986	43.25	129,968	43.32
Total deposits	$348,339	100.00%	$312,083	100.00%	$299,997	100.00%

Interest-bearing demand increases were primarily a result of an increased emphasis on the introduction of a new interest bearing account in 2013.  This product was priced similarly to a money market account, however it does not have the monthly withdrawal and outgoing transfer restrictions like savings and money market accounts.   Due to the increase in the interest-bearing demand deposit accounts, we had a decrease in money market and savings accounts.  We had increases in our noninterest-bearing demand deposit accounts in 2013.  We require our commercial loan customers to maintain a checking account with us.  As our commercial lending business increases, we anticipate increases in transaction and other deposits from our commercial customers.  We are a public funds depository and as of December 31, 2013, we had $33.6 million in public funds.  These funds consisted of $33.3 million in certificates of deposit, $35,000 in money market accounts and $231,000 in checking accounts at December 31, 2013.  These accounts must be 100% collateralized.  We use agency mortgage-backed securities and letters of credit from the FHLB as collateral for these funds.

The following table shows rate and maturity information for our certificates of deposit at December 31, 2013 (dollars in thousands):
	0.00-1.99%	2.00-3.99%	4.00-5.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:
March 31, 2014	$23,456	$432	$75	$23,963	15.21%
June 30, 2014	28,437	327	-	28,764	18.26
September 30, 2014	3,799	469	-	4,268	2.71
December 31, 2014	28,719	231	-	28,950	18.38
March 31, 2015	24,227	521	-	24,748	15.71
June 30, 2015	7,701	222	-	7,923	5.03
September 30, 2015	7,447	365	-	7,812	4.96
December 31, 2015	8,986	650	14	9,650	6.13
March 31, 2016	905	1,939	-	2,844	1.81
June 30, 2016	62	1,589	-	1,651	1.05
September 30, 2016	309	1,406	-	1,715	1.09
December 31, 2016	181	1,448	-	1,629	1.03
Thereafter	5,910	7,701	-	13,611	8.64
Total	$140,139	$17,300	$89	$157,528	100.00%
Percent of total	88.96%	10.98%	0.06%	100.00%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2013 (in thousands):

	Maturity
	3 months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
Certificates of deposit less than $100,000	$6,488	$10,932	$14,110	$23,687	$55,217
Certificates of deposit of $100,000 or more	17,475	17,832	19,109	47,895	102,311
Total certificates of deposit	$23,963	$28,764	$33,219	$71,582	$157,528

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

We are a member of and obtain advances from the FHLB, which is part of the Federal Home Loan Bank System.  The twelve regional Federal Home Loan Banks provide a central credit facility for their member institutions.  These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing.  We have entered into a loan agreement with the FHLB pursuant to which Sound Community Bank may borrow up to approximately 35% of its total assets, secured by a blanket pledge on a portion of our residential mortgage portfolio including one- to four family first and second mortgage loans, and commercial and multifamily loans.  Based on eligible collateral, the total amount available under this agreement as of December 31, 2013 was $116.8 million.  At the same date, we had $43.2 million in FHLB advances outstanding with maturities between zero and four years.  We also had outstanding letters of credit from the FHLB with a notional amount of $36.5 million at December 31, 2013.  We plan to rely in part on long-term FHLB advances to fund asset and loan growth.  We also use short-term advances to meet short term liquidity needs.  We are required to own stock in the FHLB based on the amount of our advances.

We also from time to time may borrow from the Federal Reserve Bank of San Francisco’s “discount window” for overnight liquidity needs.  In 2013 and 2012, we did not borrow from the discount window.

The following table sets forth the maximum balance and average balance of borrowings for the periods indicated (dollars in thousands):

	For the year ended December 31,
	2013	2012	2011
Maximum balance:
FHLB advances	$63,489	$21,864	$24,596
Average balances:
FHLB advances	$33,697	$8,901	$14,249
Weighted average interest rate:
FHLB advances	0.53%	2.02%	1.97%

The following table sets forth certain information about our borrowings at the dates indicated (dollars in thousands):

	December 31,
	2013	2012	2011
FHLB advances	$43,221	$21,864	$8,506
Weighted average interest rate:
FHLB advances	0.36%	1.12%	2.17%

Subsidiary and Other Activities

Sound Financial Bancorp has one subsidiary, Sound Community Bank.  Sound Community Bank has one subsidiary, which is currently inactive.  Our capital investment in the inactive subsidiary as of December 31, 2013 was $2,000.

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

We attract our deposits through our branch office system.  Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments.  We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates.  Based on the most recent data provided by the FDIC, there are approximately 59 other commercial banks and savings institutions operating in the Seattle MSA..  Based on the most recent branch deposit data provided by the FDIC, our share of deposits in the Seattle MSA was approximately 0.2%.  The five largest financial institutions in that area have 71.1% of those deposits.  In Clallam County there are eleven other commercial banks and savings institutions.  Our share of deposits in Clallam County was the second highest in the county at 12.4%, with the five largest institutions in that county having 72.1% of the deposits.

How We Are Regulated

General.  On December 28, 2012 Sound Community Bank converted from a federally chartered savings bank to a Washington state-chartered commercial bank.   As a Washington commercial bank, Sound Community Bank’s regulators are the WDFI and the FDIC, rather than the OCC.  The Federal Reserve is the primary federal regulator for Sound Financial Bancorp.  Set forth below is a brief description of certain laws and regulations that are applicable to Sound Financial Bancorp and Sound Community Bank.  The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.  Legislation is introduced from time to time in the United States Congress or the Washington State Legislature that may affect the operations of Sound Financial Bancorp and Sound Community Bank.  In addition, the regulations governing us may be amended from time to time.  Any such legislation or regulatory changes in the future could adversely affect our operations and financial condition.

The WDFI and FDIC have extensive enforcement authority over Sound Community Bank.  The Federal Reserve has the same type of authority over Sound Financial Bancorp.  This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist orders and removal orders and initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the regulators.

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

•	The prohibition on payment of interest on demand deposits was repealed.

•	Deposit insurance increased to $250,000.

•	The deposit insurance assessment base for FDIC insurance is the depository institution’s average consolidated total assets less average tangible equity during the assessment period.

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

•
Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.  The federal banking agencies have promulgated new rules on regulatory capital for both depository institutions and their holding companies, to include leverage capital and risk-based capital measures at least as stringent as those now applicable to Sound Community Bank under the prompt corrective action regulations. See “-New Capital Rules”

•
A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

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

Regulation of Sound Community Bank

General.  Sound Community Bank, as a state-chartered commercial bank, is subject to applicable provisions of Washington law and to regulations and examinations of the WDFI.  As an insured institution, it also is subject to examination and regulation by the FDIC, which insures the deposits of Sound Community Bank to the maximum permitted by law. During these state or federal regulatory examinations, the examiners may require Sound Community Bank to provide for higher general or specific loan loss reserves, which can impact our capital and earnings. This regulation of Sound Community Bank is intended for the protection of depositors and the Deposit Insurance Fund of the FDIC and not for the purpose of protecting shareholders of Sound Community Bank or Sound Financial Bancorp.  Sound Community Bank is required to maintain minimum levels of regulatory capital and is subject to certain limitations on the payment of dividends to Sound Financial Bancorp.  See “- Capital Requirements for Sound Community Bank” and “-Limitations on Dividends and Other Capital Distributions.”

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

Federal law generally limits the activities, subsidiary investments and activities, and equity investments of Sound Community Bank, as principal, to those that are permissible for national banks, unless approved by the FDIC.  Our relationship with our depositors and borrowers is regulated to a great extent by federal laws and regulations, especially with respect to disclosure requirements.

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

Among these safety and soundness standards are FDIC regulations that require Sound Community Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans. These standards, which must be consistent with safe and sound banking practices, establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. Sound Community Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions. Sound Community Bank’s board of directors is required to review and approve Sound Community Bank’s standards at least annually. The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans. Under the guidelines, the aggregate level of all loans in excess of the supervisory loan-to-value ratios should not exceed an aggregate limit of 100% of total capital, and within the aggregate limit, the total of all loans for commercial, agricultural, multifamily or other non-one-to-four-family residential properties should not exceed 30% of total capital.

Loans in excess of the supervisory loan-to-value ratio limitations must be identified in Sound Community Bank’s records and reported at least quarterly to Sound Community Bank’s board of directors.  Sound Community Bank is in compliance with the record and reporting requirements. As of December 31, 2013, Sound Community Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were $11.5 million.

The FDIC and the WDFI must approve any merger transaction involving Sound Community Bank as the acquirer, including an assumption of deposits from another depository institution. The FDIC generally is authorized to approve interstate merger transactions without regard to whether the transaction is prohibited by the law of any state.  Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described below.  The Dodd-Frank Act permits interstate branching for banks by establishing de novo braches.

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

Under the FDIC’s regulations for deposit insurance assessments, the assessment base for a bank is equal to its total average consolidated assets less average tangible capital.  The FDIC assessment rates range from approximately 5 basis points to 35 basis points, subject to applicable adjustments for unsecured debt issued by an institution, brokered deposits and unsecured debt of other FDIC-insured institutions, until such time as the FDIC’s reserve ratio equals 1.15%. When the FDIC’s reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from 3 basis points to 30 basis points (subject to adjustments as described above).  When the reserve ratio for the prior assessment period is equal to or greater than 2.0% and less than 2.5%, the assessment rates may range from 2 basis points to 28 basis points and if the reserve ratio for prior assessment period is greater than 2.5%, the assessment rates may range from 1 basis point to 25 basis points (in each case subject to adjustments as described above).  No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

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

The FDIC currently measures an institution's capital using a leverage ratio together with certain risk-based ratios. The FDIC’s minimum leverage ratio for a bank to be considered adequately capitalized is a ratio of Tier 1 capital to average total assets of 4%. At December 31, 2013, Sound Community Bank had a Tier 1 leverage ratio of 10.00%.   The leverage ratio is also referred to as the Tier 1 capital ratio.  An institution is deemed “well capitalized” if it has at least a 5% Tier 1 capital ratio, a 6.0% Tier 1 risk-based capital ratio and 10.0% total risk-based capital ratio.  Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. At December 31, 2013, Sound Community Bank was considered a “well capitalized” institution.  The FDIC retains the right to require a particular institution to maintain higher capital levels based on its particular risk profile.

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

The FDIC may impose additional restrictions on institutions that are undercapitalized and generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The imposition by the FDIC of any of these measures on Sound Community Bank may have a substantial adverse effect on its operations and profitability.  In connection with the new capital rules discussed below, there will be changes to the prompt corrective action regulations.

New Capital Rules.  Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), Sound Financial Bancorp and Sound Community Bank will be subject to new capital regulations adopted by the Federal Reserve and the FDIC, which create a new required ratio for common equity Tier 1 (“CETI”) capital, increase the minimum leverage and Tier 1 capital ratios, change the risk-weightings of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios, and change what qualifies as capital for purposes of meeting the capital requirements.

Under the new capital regulations, the minimum capital ratios are: (1) a CETI capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets, and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%.  CETI generally consists of common stock, retained earnings, accumulated other comprehensive income (“AOCI”) unless we elect to exclude AOCI from regulatory capital, as discussed below, and certain minority interests, all subject to applicable regulatory adjustments and deductions.

There are a number of changes in what constitutes regulatory capital, subject to transition periods.  These changes include the phasing-out of certain instruments as qualifying capital.  Mortgage servicing and deferred tax assets over designated percentages of CETI will be deducted from capital.  In addition, Tier 1 capital will include AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities.  Because of our assets size, we have the one-time option of deciding in the first quarter of 2015 whether to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.  We are considering whether to elect this option.

The new requirements also include changes in the risk-weighting of assets to better reflect credit risk and other risk exposure.  These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CETI, Tier 1 and total capital ratios, Sound Financial Bancorp and Sound Community Bank will have to maintain a capital conservation buffer consisting of additional CETI capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses.  The new capital conservation buffer requirement is to be phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets will be required which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019.

The FDIC’s prompt corrective action standards change when these new capital regulations become effective.  Under the new standards, in order to be considered well-capitalized, a bank must have a ratio of CETI capital to risk-weighted assets of 6.5% (new), a ratio of Tier 1 capital to risk-weighted assets of 8% (increased from 6%), a ratio of total capital to risk-weighted assets of 10% (unchanged), and a leverage ratio of 5% (unchanged), and in order to be considered adequately capitalized, it must have the minimum capital ratios described above.

Although we continue to evaluate the impact that the new capital rules will have on Sound Financial Bancorp and Sound Community Bank, we anticipate that Sound Financial Bancorp an Sound Community Bank will remain well-capitalized under the new capital rules and will meet the capital conservation buffer requirement.

Volker Rule Regulations.  Regulations were recently adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule.  The regulations contain prohibitions and restrictions on the ability of banks and their holding companies and the affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds, and certain other investments, including certain collateralized mortgage obligations, collateralized debt obligations, collateralized loan obligations and others.  The regulations will become effective on April 1, 2014 with full compliance as the various provisions of the Volcker Rule regulations become effective.

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

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods.  The FDIC examines Sound Community Bank for compliance with its CRA obligations.  Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance” and the appropriate federal banking agency is to take this rating into account in the evaluation of certain applications of the institution, such as an application relating to a merger or the establishment of a branch.  An unsatisfactory rating may be used as the basis for the denial of such an application.  The CRA also requires that all institutions make public disclosures of their CRA ratings. Sound Community Bank received a “satisfactory” rating in its most recent CRA evaluation.  Under the law of the state of Washington, Sound Community Bank has a similar obligation to meet the credit needs of the communities it serves, and is subject to examination by the WDFI for this purpose, including assignment of a rating.  An unsatisfactory rating may be the basis for denial of certain applications.

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

Federal Home Loan Bank System.  Sound Community Bank is a member of the Federal Home Loan Bank of Seattle, one of the 12 regional Federal Home Loan Banks in the Federal Home Loan Bank System.  The Federal Home Loan Bank System provides a central credit facility for member institutions.  As a member of the Federal Home Loan Bank of Seattle, Sound Community Bank is required to hold shares of capital stock in that Federal Home Loan Bank.  At December 31, 2013, Sound Community Bank had $2.3 million in Federal Home Loan Bank stock, which was in compliance with this requirement.   Sound Community Bank received $1,000 in dividends from the Federal Home Loan Bank of Seattle for the year ended December 31, 2013. Subsequent to December 31, 2008, the Federal Home Loan Bank of Seattle announced that it was below its regulatory risk-based capital requirement and it is now precluded from paying dividends or repurchasing capital stock.  The Federal Home Loan Bank of Seattle is not anticipated to resume dividend payments until its financial results improve.  The Federal Home Loan Bank of Seattle has not indicated when dividend payments may resume.

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

Capital Requirements for Sound Financial Bancorp.  The Federal Reserve has adopted capital guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications under the Bank Holding Company Act. These guidelines apply on a consolidated basis to bank holding companies that have a material amount of debt or equity securities outstanding that are registered with the SEC, or meet other criteria.  These bank holding company capital adequacy guidelines are similar to the FDIC’s standards for a bank to be considered adequately capitalized.  The Federal Reserve expects a holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations.  In addition, a bank holding company must serve as a source of financial strength for its depository institution subsidiaries.  Effective January 1, 2015, Sound Financial Bancorp will become subject to the capital rules described under the caption “New Capital Rules” above.

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

Sound Community Bank. The amount of dividends payable by Sound Community Bank to Sound Financial Bancorp depends upon Sound Community Bank’s earnings and capital position, and is limited by federal and state laws, regulations and policies.  Sound Community Bank may not declare or pay a cash dividend on its capital stock if the payment would cause its net worth to be reduced below the amount required for its liquidation account.  Dividends on Sound Community Bank’s capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of Sound Community Bank without the approval of the WDFI.

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

We had no unrecognized tax benefits at December 31, 2013 and at December 31, 2012.

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

Employees

At December 31, 2013, we had a total of 76 full-time employees and 16 part-time employees.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

Executive Officers of Sound Financial Bancorp and Sound Community Bank

Officers are elected annually to serve for a one year term.  There are no arrangements or understandings between the officers and any other person pursuant to which he or she was or is to be selected as an officer.

Laura Lee Stewart.  Ms. Stewart, age 64, is currently President and Chief Executive Officer of Sound Community Bank and Sound Financial Bancorp.  Prior to joining Sound Community Bank as its President in 1989, when it was a credit union, Ms. Stewart was Senior Vice President/Retail Banking at Great Western Bank.  Ms. Stewart was selected as an inaugural member of the FDIC Community Bank Advisory Board and completed her term in 2013.  In 2013, she was appointed Governmental Relations vice chairwoman of the American Bankers Association.  She also serves on the ABA Community Bankers Council, the advisory committee of the U.S. Consumer Finance Protection Board and is Chair of the Washington Bankers Association.  Ms. Stewart also is a member of the Arthritis Foundation’s board of directors as well as serving as a member of the board of directors of various local community and charitable organizations.  Her  many years of service in all areas of the financial institution operations and  duties as President and Chief Executive Officer of Sound Community Bank bring a special knowledge of the financial, economic and regulatory challenges we face and she is well suited to educating the Board on these matters.

Matthew P. Deines.  Mr. Deines, age 40, has served as Chief Financial Officer of Sound Community Bank since 2002 and was appointed Executive Vice President in January 2005.  Mr. Deines has also served as Chief Financial Officer and Executive Vice President of Sound Financial Bancorp (and its predecessor company) since its incorporation in 2008.  Mr. Deines currently is responsible for management of our accounting, financial reporting, operations and information technology functions and is chair of Sound Community Bank’s asset-liability management committee.  Prior to joining Sound Community Bank, Mr. Deines was an Audit Supervisor with McGladrey and Pullen, LLP and received his Washington CPA certificate in 2000.  Mr. Deines received a Bachelor’s of Science Degree from Loyola Marymount University.  He received an Masters of Business Administration Degree from the University of Washington in June 2010.

Matthew F. Moran. Mr. Moran, age 51, is Executive Vice President and Chief Credit Officer responsible for all aspects of our commercial and retail lending activity.  Mr. Moran joined Sound Community Bank in May 2007.  Prior to that, he was a Senior Examiner with the Office of Thrift Supervision (which has since been merged into the OCC) for one year.  From 2004 to 2006, he was Vice President - Commercial Credit for Inland NW Bank.  From 2001 to 2004, he was Vice President and Team Leader SE Washington of Community Bancshares, a $350MM community bank where he was responsible for all new credit development in SE Washington.  Mr. Moran brings more than 20 years of banking experience to Sound Community Bank, including five years with First National Bank of Omaha as the Asset/Liability Manager for the consolidated entities under First National Nebraska, Inc. a $10 billion dollar bank holding company.  Prior to that, Mr. Moran spent six years as a National Bank Examiner with the OCC, where in addition to his Safety and Soundness responsibilities he also served as a specialist in the Large Bank Capital Markets Examination Program.  In 2010, Mr. Moran graduated from the Pacific Coast Banking School, which is affiliated with the Graduate School of Business of the University of Washington.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.      Properties

All of our offices are leased.  The operating leases contain renewal options and require us to pay property taxes and operating expenses on the properties.  Our total rental expense for each of the years ended December 31, 2013 and 2012 was $847,000 and $780,000, respectively.  The aggregate net book value of our leasehold improvements, furniture and equipment was $2.1 million at December 31, 2013.  See also Note 8 of the Notes to Consolidated Financial Statements.  In the opinion of management, the facilities are adequate and suitable for our current needs.  We may open additional banking offices to better serve current customers and to attract new customers in subsequent years.

The following table sets forth certain information concerning our main office and each of our branch offices at December 31, 2012:

Location	Year opened	Owned or leased	Lease expiration date

Main office: 2005 5th Avenue Seattle, WA 98121	1993	Leased	2017(1)
Branch offices:
Cedar Plaza Branch 22807 44th Avenue West Mountlake Terrace, WA 98043	2004	Leased	2015(2)
Tacoma Branch 2941 S. 38th Street Tacoma, WA 98409	2009	Leased	Monthly
Sequim Branch 541 North 5th Avenue Sequim, WA 98382	1997	Leased	Monthly
Port Angeles Branch 110 N. Alder Street Port Angeles, WA 98682	2010	Leased	2028(3)
Madison Park Loan Office 3101 E. Madison Street Seattle, WA 98112	2013	Leased	2015(4)
_________________
(1)  Lease contains no renewal option.
(2)  Lease provides for four five-year renewals.
(3)  Lease provides for two ten-year renewals.
(4)  Lease provides for two three-year renewals.

We maintain depositor and borrower customer files on an online basis, utilizing a telecommunications network, portions of which are leased.  Management has a disaster recovery plan in place with respect to the data processing system, as well as our operations as a whole.

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

	Stock Price
2013 Quarters	High	Low	Dividends Per Share
First Quarter (ended 3/31/2013)	$13.37	$10.40	$0.00
Second Quarter (ended 6/30/2013)	$13.99	$12.46	$0.05
Third Quarter (ended 9/30/2013)	$15.64	$13.50	$0.05
Fourth Quarter (ended 12/31/2013)	$17.22	$15.09	$0.05
	Stock Price		Dividends Per Share
2012 Quarters	High	Low
First Quarter (ended 3/31/2012)	$9.04	$8.12	$0.00
Second Quarter (ended 6/30/2012)	$9.04	$8.43	$0.00
Third Quarter (ended 9/30/2012)	$10.86	$8.85	$0.00
Fourth Quarter (ended 12/31/2012)	$10.50	$10.05	$0.00

At December 31, 2013, there were 2,510,810 shares outstanding and the closing price of our common stock on that date was $16.90.  On that date, we had approximately 262 shareholders of record.

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

Stock Repurchases

The Company’s Board of Directors authorized a stock repurchase plan in August 2013 to repurchase up to 129,340 shares of common stock.  As of December 31, 2013, 76,000 authorized shares were repurchased at an average price of $15.75 per share.  The following table represents the shares repurchased during the quarter ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 1 – October 31, 2013	13,500	15.30	49,500	79,840
November 1 – November 31, 2013	-	-	-	79,840
December 1 – December 31, 2013	26,500	16.84	76,000	53,340
Total	40,000	$15.75	76,000

Item 6.                      Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following information is only a summary and should be read in conjunction with our consolidated financial statements and accompanying notes contained in Item 8 (in thousands).

	At December 31,
	2013	2012	2011
Selected Financial Condition Data:
Total assets	$442,611	$381,044	$339,740
Total loans, net	386,749	322,496	295,641
Loans held for sale	130	1,725	1,807
Available for sale securities, at fair value	15,421	22,900	2,992
Bank-owned life insurance, net	11,068	7,220	6,981
Other real estate owned and repossessed assets, net	1,178	2,503	2,821
Federal Home Loan Bank stock, at cost	2,314	2,401	2,444
Total deposits	348,339	312,083	299,997
Borrowings	43,221	21,864	8,506
Stockholders’ equity	46,504	43,457	28,713

	For the years ended December 31,
	2013	2012	2011
Selected Operations Data:
Total interest income	$19,626	$18,175	$18,519
Total interest expense	2,312	2,360	2,781
Net interest income	17,314	15,815	15,738
Provision for loan losses	1,350	4,525	4,600
Net interest income after provision for loan losses	15,964	11,290	11,138
Service charges and fee income	2,270	2,219	2,052
Gain on sale of loans	967	2,063	501
Mortgage servicing income	457	550	418
Other-than-temporary impairment losses on securities	(30)	(164)	(96)
Fair value adjustment on mortgage servicing rights	900	53	(422)
Earnings on cash surrender value of BOLI	348	238	139
Total noninterest income	4,912	4,959	2,592
Salaries and benefits	7,206	6,011	4,997
Operations expense	3,950	2,787	2,530
Occupancy expense	1,316	1,218	1,162
Net losses on OREO and repossessed assets	1,036	921	1,394
Other noninterest expense	1,613	1,441	1,448
Total noninterest expense	15,121	12,378	11,531
Income before provision for income taxes	5,755	3,871	2,199
Provision for income taxes	1,815	1,231	648
Net income	$3,940	$2,640	$1,551

	For the years ended December 31,
	2013	2012	2011
Selected Financial Ratios and Other Data:
Performance ratios:
Return on assets (ratio of net income to average total assets)	0.96%	0.74%	0.46%
Return on equity (ratio of net income to average equity)	8.68	7.64	5.50
Dividend payout ratio	9.85	-	-
Interest rate spread information:
Average during period	4.44	4.92	5.20
End of period	4.06	4.40	5.11
Net interest margin(1)	4.55	5.00	5.20
Noninterest income to total net revenue(2)	22.10	23.87	14.14
Noninterest expense to average total assets	3.68	3.46	3.45
Average interest-earning assets to average interest-bearing liabilities	116.97	110.75	100.38
Efficiency ratio(3)	63.29	55.15	55.30
Asset quality ratios:
Nonperforming assets to total assets at end of period	0.70	1.68	2.78
Nonperforming loans to gross loans	0.49	1.20	2.20
Allowance for loan losses to nonperforming loans	217.44	110.59	67.12
Allowance for loan losses to total loans	1.07	1.30	1.47
Net charge-offs to average loans outstanding	0.40	1.55	1.53
Capital ratios:
Equity to total assets at end of period	10.51	11.40	8.45
Average equity to average assets	11.04	9.66	8.43
Other data:
Number of full service offices	5	5	5
_____________________________
(1)	Net interest income divided by average interest earning assets.
(2)	Noninterest income divided by the sum of noninterest income and net interest income.
(3)	Noninterest expense, excluding other real estate owned and repossessed property expense, as a percentage of net interest income and total noninterest income, excluding net securities transactions.

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our principal business consists of attracting retail deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial and multifamily, consumer and commercial business loans and construction and land loans.  We offer a wide variety of secured and unsecured consumer loan products, including manufactured home loans, automobile loans, boat loans and recreational vehicle loans.  We intend to continue emphasizing our residential mortgage, commercial and multifamily and commercial business lending, while continuing to originate home equity and consumer loans.  As part of our business, we focus on residential mortgage loan originations, many of which we sell to Fannie Mae.  We typically sell these loans with servicing retained to maintain the direct customer relationship and promote our emphasis on strong customer service.  We originated $118.8 million and $107.2 million of one- to four-family residential mortgage loans during the years ended December 31, 2013 and 2012, respectively.  During these same periods, we sold $111.5 million and $105.2 million, respectively, of one- to four-family residential mortgage loans.

Our operating revenues are derived principally from earnings on interest earning assets, service charges and fees, and gains on the sale of loans.  Our primary sources of funds are deposits, Federal Home Loan Bank of Seattle (“FHLB”) advances and other borrowings, and payments received on loans and securities.  We offer a variety of deposit accounts that provide a wide range of interest rates and terms, generally including savings, money market, term certificate and checking accounts.  Our noninterest expenses consist primarily of salaries and employee benefits, expenses for occupancy, data processing, collection and foreclosures expenses and FDIC deposit insurance premiums.  Salaries and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits.  Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, property taxes, depreciation charges, maintenance and costs of utilities.

Our strategic plan targets consumers, small and medium size businesses, and professionals in our market area for loan and deposit growth.  In pursuit of these goals, and while managing the size of our loan portfolio, we focused on including a significant amount of commercial business and commercial and multifamily loans in our portfolio. A significant portion of these commercial and multifamily and commercial business loans have adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages.  Our commercial loan portfolio (commercial and multifamily and commercial business loans) increased to $171.2 million or 43.7% of our loan portfolio at December 31, 2013, from $147.8 million or 44.9% of our loan portfolio at December 31, 2012 and from $119.2 million or 39.4% of our loan portfolio at December 31, 2011.  In addition to higher balances in commercial lending, we also benefited from additional lending opportunities in our construction and land development portfolio.  Our construction and land development portfolio increased to $44.3 million or 11.3% of our loan portfolio as of December 31, 2013 compared to $25.5 million or 7.8% as of December 31, 2012.  The impact of additional commercial and multifamily and construction and land loans has had a positive impact on our net interest income and has helped to further diversify our loan portfolio mix.  In particular, our emphasis on multifamily housing has increased our commercial and multifamily loan portfolio.  At December 31, 2013, our multifamily portfolio was $53.0 million, which represented a 18.0% increase compared to December 31, 2012 when our multifamily portfolio was $45.0 million.

Our provision for loan losses expense was significantly lower in 2013 than during the last three years and reflects an improvement in the decreased levels of delinquencies, nonperforming loans and net charge-offs, particularly for loans secured by residential properties.  For most of the previous three years, housing markets remained weak in our primary market area, resulting in elevated levels of delinquencies and nonperforming assets, deterioration in property values, and the need to provide for realized and anticipated losses.  However, in 2013 economic conditions improved in our market area, and more specifically improvements in real estate values and unemployment rates, contributed to the decrease in nonperforming assets and loan charge-offs.

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

Allowance for Loan Loss.  The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio as of the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.   Among the material estimates required to establish the allowance are:  loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of historical and current loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio.  To strengthen our loan review and classification process, we engage an independent consultant to review our classified loans and a sampling of our non-classified loans on a regular basis.  We also enhanced our credit administration policies and procedures to improve our maintenance of updated financial data on commercial borrowers.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the adjustment of reserves based upon their judgment of information available to them at the time of their examination.

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

Mortgage Servicing Rights.  We record mortgage servicing rights on loans sold to Fannie Mae with servicing retained as well as for acquired servicing rights.  We stratify our capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  Mortgage servicing rights are carried at fair value.  The value is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs.  All of these assumptions require a significant degree of management judgment. If our assumptions prove to be incorrect, the value of our mortgage servicing rights could be negatively impacted. We use a third party to assist us in the preparation of the analysis of the market value each quarter.

Other Real Estate Owned.  Other real estate owned (“OREO”) represents real estate that we have taken control of in partial or full satisfaction of significantly delinquent loans. At the time of foreclosure, OREO is recorded at the fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses.  After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell.  Subsequent valuation adjustments are recognized within net (loss) gain on other real estate owned.  Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in other non-interest expense in the consolidated statements of income.  In some instances, we may make loans to facilitate the sales of other real estate owned. Management reviews all sales for which it is the lending institution for compliance with sales treatment under provisions established by ASC Topic 360, “Accounting for Sales of Real Estate”.  Any gains related to sales of OREO are deferred until the buyer has a sufficient initial and continuing investment in the property.

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

Focusing on Asset Quality.  Our goal is to maintain or improve upon our level of nonperforming assets by managing credit risk on the current loan portfolio and new originations.  We are focused on actively monitoring and managing all segments of our loan portfolio in order to proactively identify and mitigate risk.  At December 31, 2013, nonperforming assets totaled $3.1 million, which represents a 51.7% decline from the $6.4 million in nonperforming assets we held at December 31, 2012.  We will continue to devote significant efforts and resources to managing problem assets.

Improving Earnings by Expanding Product Offerings. We intend to prudently increase the percentage of our assets consisting of higher-yielding commercial real estate and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations than one-to four- family mortgage loans while maintaining our focus on residential lending. We also intend to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services to our customers. We intend to further build relationships with small businesses through new and existing product offerings including merchant services, remote deposit capture, online and mobile cash management, and online tools for wires, ACH and bill payment. We also believe the continuing changes in the secondary market as a result of the uncertainty that is surrounding Fannie Mae and Freddie Mac will result in increased opportunities in the coming years to originate high quality residential loans with more attractive pricing for our loan portfolio.  With our long experience and expertise in residential lending we believe we can be effective in capturing the opportunities of these market changes in residential lending.

Emphasizing lower cost core deposits to manage the funding costs of our loan growth.  Our strategic focus is to emphasize total relationship banking with our customers to internally fund our loan growth.  We are also focused on reducing wholesale funding sources, including FHLB advances, through the continued growth of core customer deposits.  We believe that a continued focus on customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. We intend to increase demand deposits by growing retail and business banking relationships.   New technology and services are generally reviewed for business development and cost saving opportunities.  We continue to experience growth in customer use of our online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying while providing our customers greater flexibility and convenience in conducting their banking. In addition to our retail branches, we maintain state of the art technology-based products, such as business cash management, business remote deposit products and an online personal financial management and consumer remote deposit product which we introduced in the third quarter of 2012 to further enable us to compete effectively with banks of all sizes.  Total deposits increased to $348.3 million at December 31, 2013, from $312.1 million at December 31, 2012 and $300.0 million at December 31, 2011.  At December 31, 2013, core deposits, which we define as our non-time deposit accounts and time deposit accounts less than $250,000, increased $32.5 million to $302.4 million while FHLB advances increased $21.4 million to $43.2 million from December 31, 2012.

Maintaining Our Customer Service Focus.  Exceptional service, local involvement(including volunteering and contributing to the communities where we are located) and timely decision-making are integral parts of our business strategy.  We emphasize to our employees the importance of delivering exemplary customer service and seeking opportunities to build further relationships with our customers to enhance our market position and add profitable growth opportunities.  The goal is to compete with other financial service providers by relying on the strength of our customer service and relationship banking approach.  We believe that one of our strengths is that our employees are also significant shareholders through our employee stock ownership (“ESOP”) and 401(k) plans.  We also offer an incentive system that is designed to reward well-balanced and high quality growth among our employees.

Expanding our presence within our existing and contiguous market areas and by capturing business opportunities resulting from changes in the competitive environment.  We believe that opportunities currently exist within our market area to grow our franchise.  We anticipate organic growth as the local economy and loan demand strengthens, through our marketing efforts and as a result of the opportunities being created as a result of the consolidation of financial institutions that is occurring in our market area.  In addition, by delivering high quality, customer-focused products and services, we expect to attract additional borrowers and depositors and thus increase our market share and revenue generation.  We opened a loan production office in Seattle in March 2013 and plan to add at least one branch in 2014.  We will continue to be disciplined as it pertains to future expansion, acquisitions and de novo branching focusing on the markets in Western Washington, which we know and understand.

Comparison of Financial Condition at December 31, 2013 and December 31, 2012

General.   Total assets increased by $61.6 million, or 16.2%, to $442.6 million at December 31, 2013 from $381.0 million at December 31, 2012.  This increase was primarily the result of a $64.3 million, or 19.9%, increase in our net loan portfolio, a $3.8 million, or 53.3%, increase in bank-owned life insurance and a $2.6 million, or 20.5%, increase in cash and cash equivalents offset partially by a $7.5 million, or 32.7%, decrease in available for sale securities, a $1.6 million, or 92.5%, decrease in loans held for sale and a $1.3 million, or 52.9%, decrease in other real estate owned and repossessed assets.  Asset growth was funded by a $36.3 million, or 11.6%, increase in deposits, a $21.4 million, or 97.7%, increase in FHLB advances and a $3.0 million, or 7.0%, increase in shareholders’ equity.

Cash and Securities.  We decreased our on-balance sheet liquidity slightly in 2013 to fund our loan growth.  Cash, cash equivalents and our available-for-sale securities decreased by $4.9 million, or 13.7%, to $30.8 million at December 31, 2012.  Cash and cash equivalents increased by $2.6 million, or 20.5%, to $15.3 million at December 31, 2013.  Available-for-sale securities, which consist primarily of agency mortgage-backed securities, decreased by $7.5 million, or 32.7%, from $22.9 million at December 31, 2012 to $15.4 million at December 31, 2013 as a result of pay downs.

At December 31, 2013, our available-for-sale securities portfolio consisted of $2.4 million of non-agency mortgage-backed securities.  These securities present a higher credit risk than either U.S. agency mortgage-backed securities or municipal bonds, of which we had $11.1 million and $1.9 million, respectively, at December 31, 2013.  In order to monitor the increased risk, management receives and reviews a credit surveillance report from a third party quarterly, which evaluates these securities based on a number of factors, including its credit scores, loan-to-value ratios, geographic locations, delinquencies and loss histories of the underlying mortgage loans.  This analysis is prepared in order to project future losses based on various home price depreciation scenarios over a three-year horizon.  Based on these reports, management ascertains the appropriate value for these securities and, in 2013, recorded an other-than-temporary impairment charge of $30,000 on one non-agency security.  See “Note 5 – Investments in the Notes to Consolidated Financial Statements” for more information about this recorded impairment.  The current market environment significantly limits our ability to mitigate our exposure to value changes in these more risky securities by selling them, and we do not anticipate these conditions to change significantly in 2014.  Accordingly, if the market and economic environment impacting the loans supporting these securities deteriorates, we could determine that an other-than-temporary impairment must be recorded on these securities, as well as on any other securities in our portfolio.  As a result, our future earnings, equity, regulatory capital and ongoing operations could be adversely affected.

Loans.  Our total loan portfolio, excluding loans held for sale, increased $64.6 million, or 19.7%, from $327.6 million at December 31, 2012 to $392.2 million at December 31, 2013.  Loans held for sale decreased from $1.7 million at December 31, 2012 to $130,000 at December 31, 2013, reflecting primarily the timing of transactions in late 2013, as compared to late 2012.

The following table reflects the changes in the types of loans in our portfolio at the end of 2013, as compared to the end of 2012 (dollars in thousands):

	December 31,
	2013	2012	Amount Change	Percent Change
One-to-four-family	$117,739	$94,059	$23,680	25.2%
Home equity	35,155	35,364	(209)	(0.6)
Commercial and multifamily	157,516	133,620	23,896	17.9
Construction and land	44,300	25,458	18,842	74.0
Manufactured homes	13,496	16,232	(2,736)	(16.9)
Other consumer	10,284	8,650	1,634	18.9
Commercial business	13,668	14,193	(525)	(3.7)
Total loans	$392,158	$327,576	$64,582	19.7%

The most significant change in our loan portfolio was a result of increases in one- to four- family mortgage loans which was primarily a result of increases in higher yielding jumbo mortgage and other portfolio one- to four- family mortgage loans.  Construction and land loans increased primarily as a result of increased demand for new homes, reflecting the improvement in the housing market in the communities we serve.  We work with a small number of well-established single family home builders in our market areas.  Management monitors our exposure on construction loans closely and a third party evaluates each project’s percentage of completion before any draw is allowed.  Commercial and multifamily loans increased primarily as a result of continued efforts to expand and diversify our lending portfolio.  Manufactured home loans decreased as a result of a lack of demand for these types of loans by well-qualified borrowers.  The loan portfolio remains well-diversified with commercial and multifamily real estate loans accounting for 40.1% of the portfolio, residential real estate loan accounting for 30.0% of the portfolio and home equity, manufactured and other consumer loans accounting for 15.1% of the portfolio.  Construction and land loans account for 11.3% of the portfolio and commercial and industrial loans account for the remaining 3.5% of the portfolio.

Mortgage Servicing Rights.  At December 31, 2013, we had $3.0 million in mortgage servicing rights recorded at fair value compared to $2.3 million at December 31, 2012.  We record mortgage servicing rights on loans sold to Fannie Mae with servicing retained and upon acquisition of a servicing portfolio.  We stratify our capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  Mortgage servicing rights are carried at fair value.  If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.

Nonperforming Assets.  At December 31, 2013, our nonperforming assets totaled $3.1 million, or 0.70% of total assets, compared to $6.4 million, or 1.68% of total assets at December 31, 2012.

The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio at the dates indicated (dollars in thousands):

	Nonperforming Assets at December 31,
	2013	2012	Amount Change	Percent Change
Nonaccrual loans	$558	$3,003	$(2,445)	(81.4)%
Accruing loans 90 days or more delinquent	321	81	240	296.3
Nonperforming restructured loans	1,040	828	212	25.6
OREO and repossessed assets	1,178	2,503	(1,325)	(52.9)
Total	$3,099	$6,415	$(3,316)	(51.7)%

Nonperforming loans to total loans decreased to 0.49% of total loans at the end of 2013 from 1.20% at the end of 2012.  This decrease reflects a $2.0 million decrease in nonperforming loans.  Our largest nonperforming loans at December 31, 2013 were commercial real estate loans of $380,000 and $237,000 which were restructured in 2013.

OREO and repossessed assets decreased 52.9% during 2013 primarily due to improving economic conditions in our market and our continued focus on credit administration.  During 2013, we repossessed 13 personal residences, one land development and 10 manufactured homes.  We sold 13 personal residences, two commercial properties and 11 manufactured homes at an aggregate loss of $173,000.  Our largest OREO at December 31, 2013, consisted of an $180,000 loan secured by a personal residence in Mason County, Washington, a $179,000 loan secured by a farm in Columbia County, Washington and a $171,000 loan secured by a personal residence in Snohomish County, Washington.

Allowance for Loan Losses.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of evaluation in accordance with generally accepted accounting principles in the United States.  It is our best estimate of probable incurred credit losses in our loan portfolio.

The following table reflects the adjustments in our allowance during 2013 and 2012 (dollars in thousands):

	Year Ended December 31,
	2013	2012
Balance at beginning of period	$4,248	$4,455
Charge-offs	1,584	5,031
Recoveries	163	299
Net charge-offs	1,421	4,732
Provisions charged to operations	1,350	4,525
Balance at end of period	$4,177	$4,248
Ratio of net charge-offs during the period to average loans outstanding during the period	0.40%	1.55%
Allowance as a percentage of nonperforming loans	217.44%	110.88%
Allowance as a percentage of total loans (end of period)	1.07%	1.30%

Specific loan loss reserves decreased $309,000, while general loan loss reserves increased $238,000 at December 31, 2013, compared to the prior year end.  Net charge-offs for 2013 were $1.4 million, or 0.40% of average loans on an annualized basis, compared to $4.7 million, or 1.55% of average loans for 2012.  The decrease in net charge-offs was primarily due to the improved economic conditions in our market area.  As of December 31, 2013, the allowance for loan losses as a percentage of loans receivable and nonperforming loans was 1.07% and 271.44%, respectively, compared to 1.30% and 110.88%, respectively, at December 31, 2012.  Allowance for loan losses as a percentage of loans receivable primarily as a result of improved credit metrics related to both specific and general reserves.  This includes a decrease in expected losses on loans individually evaluated for impairment as a percentage of these loans and a decrease in expected losses on loans collectively evaluated for impairment.  The decrease in loans individually evaluated is due to lower past due and impaired loans as a percentage of the overall loan portfolio and improving values for real estate in the markets where we lend.  The increase in the allowance attributed to collectively evaluated loans is due to an increase in loans receivable.  The allowance for loan losses as a percentage of nonperforming loans increased due to the decrease in nonperforming loans from $3.9 million at December 31, 2012 to $2.0 million at December 31, 2013.

Deposits.  Total deposits increased by $36.3 million, or 11.6%, to $348.3 million at December 31, 2013 from $312.1 million at December 31, 2012.  Interest-bearing demand accounts increased $28.5 million, or 147.5%, certificates increased $22.5 million, or 16.7%, and noninterest-bearing demand accounts increased $450,000, or 1.4%.  The increase in interest-bearing demand accounts was primarily a result of an increased emphasis on the introduction of a new interest-bearing demand account in 2013.  The increase in certificates was primarily a result of several targeted marketing initiatives conducted in 2013.  Money market accounts decreased by $27.1 million, or 31.4%.  This decline was primarily a result of customers placing money market funds in other accounts, such as interest bearing demand accounts, as well as other higher yielding investments.  Escrow accounts decreased by $1.1 million, or 28.6%, and were primarily a result of lower balances in our custodial accounts for our loan servicing portfolio.

A summary of deposit accounts with the corresponding weighted average cost of funds is presented below (dollars in thousands):

	As of December 31, 2013		As of December 31, 2012
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$31,877	0.00%	$31,427	0.00%
Interest-bearing demand	70,639	0.37	28,540	0.10
Savings	26,509	0.14	27,174	0.08
Money market	59,069	0.30	86,149	0.32
Certificates	157,528	1.13	134,986	1.33
Escrow	2,717	0.00	3,807	0.00
Total	$348,339	0.64%	$312,083	0.69%

Borrowings.  FHLB advances increased $21.4 million, or 97.7%, to $43.2 million at December 31, 2013, with a weighted-average cost of 0.53%, from $21.9 million at December 31, 2012, with a weighted –average cost of 1.12%.  We rely on FHLB advances to fund interest-earning assets when deposits alone cannot fully fund interest-earning asset growth.  This reliance on borrowings, rather than deposits, may increase our overall cost of funds.

Stockholders’ Equity.  Total stockholders’ equity increased $3.0 million, or 7.0%, to $46.5 million at December 31, 2013.  This primarily reflects net income of $3.9 million, ESOP share allocations of $302,000 and other comprehensive income of $227,000 and compensation costs related to non-vested stock options and restricted shares of $168,000, partially offset by a $1.2 million in stock repurchases and dividends of $388,000.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates.  Income and yields on tax-exempt obligations have not been computed on a tax equivalent basis.  All average balances are daily average balances.  Nonaccruing loans have been included in the table as loans carrying a zero yield for the period they have been on non-accrual (dollars in thousands).

	December 31,
	2013			2012			2011
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Loans receivable(1)	$358,029	$19,329	5.40%	$307,231	$17,794	5.79%	$299,430	$18,285	6.11%
Investments and interest bearing accounts	22,902	297	1.30	10,614	381	3.59	3,456	234	6.77
Total interest-earning assets(1)	380,931	19,626	5.15	317,845	18,149	5.72	302,886	18,519	6.11
Interest-bearing liabilities:
Savings and Money Market accounts	99,799	253	0.25	115,371	314	0.27	109,956	538	0.49
Demand and NOW accounts	44,009	162	0.37	60,143	24	0.04	50,748	20	0.04
Certificate accounts	148,154	1,681	1.13	105,475	1,796	1.70	126,777	1,943	1.53
Borrowings	33,697	216	0.64	8,901	225	2.54	14,249	280	1.97
Total interest-bearing liabilities	325,659	2,312	0.71	289,890	2,360	0.81	301,730	2,781	0.91
Net interest income		$17,314			$15,815			$15,738
Net interest rate spread			4.44%			4.90%			5.20%
Net earning assets	$55,271			$27,955			$1,156
Net interest margin			4.55%			5.00%			5.20%
Average interest-earning assets to average interest-bearing liabilities		116.97%			109.64%			100.38%

(1) Calculated net of deferred loan fees, loan discounts and loans in process

Rate/Volume Analysis

The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities.  It distinguishes between the changes related to outstanding balances and that due to the changes in interest rates.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume).  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate (dollars in thousands).

	Year ended December 31, 2013 vs. 2012			Year ended December 31, 2012 vs. 2011
	Increase (decrease) due to		Total Increase (decrease)	Increase (decrease) due to		Total Increase (decrease)
	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans receivable	$2,942	$(1,407)	$1,535	$476	$(967)	$(491)
Investments and interest bearing accounts	441	(525)	(84)	485	(338)	147
Total interest-earning assets	$3,383	$(1,932)	$1,451	$961	$(1,305)	$(344)
Interest-bearing liabilities:
Savings and Money Market accounts	$(42)	$(19)	$(61)	$26	$(250)	$(224)
Demand and NOW accounts	(6)	144	138	4	0	4
Certificate accounts	727	(842)	(115)	(80)	(67)	(147)
Borrowings	630	(640)	(10)	(105)	51	(54)
Total interest-bearing liabilities	$1,307	$(1,355)	$(48)	$(155)	$(266)	$(421)
Change in net interest income			$1,499			$77

Comparison of Results of Operation for the Years Ended December 31, 2013 and 2012

General. Net income increased $1.3 million to $3.9 million, or $1.49 per diluted common share for the year ended December 31, 2013, from $2.6 million, or $1.00 per diluted common share for the year ended December 31, 2012.  The primary reasons for the improvement were a decrease in the provision for loan losses and increased net interest income, partially offset by higher noninterest expense.

Interest Income.  Interest income increased by $1.5 million, or 8.0%, to $19.6 million for the year ended December 31, 2013, from $18.2 million for the year ended December 31, 2012.  The increase in interest income for the year primarily reflected the increase in the average balance of interest-earning assets, in particular our average balance of loans receivable which outpaced the decline in the weighted average yield on our interest-earning assets during the year ended December 31, 2013 as compared to the prior year.

Our weighted average yield on interest-earning assets was 5.15% for the year ended December 31, 2013, compared to 5.72% for the year ended December 31, 2012. The weighted average yield on loans decreased from 5.79% for the year ended December 31, 2012, to 5.40% for the year ended December 31, 2013.  The average balance of gross loans receivable increased $50.8 million, or 16.5%, for the year ended December 31, 2013 as compared to the prior year.  The weighted average yield on available for sale securities (including OTTI) was 1.48% for the year ended December 31, 2013 compared to 2.04% for the year ended December 31, 2012, reflecting higher average balances of agency mortgage-backed securities and municipal bonds, which produce a lower yield than the non-agency mortgage-backed securities.  The average balance of available for sale securities increased $7.5 million, or 70.5%, for the year ended December 31, 2013 as compared to the prior year.

Interest Expense.  Interest expense decreased $48,000, or 2.0%, to $2.3 million for the year ended December 31, 2013, from $2.4 million for the year ended December 31, 2012.  This decrease reflects overall lower interest rates paid on deposits and FHLB advances notwithstanding an increase in the average balances of deposits and FHLB advances during the year.  Our weighted average cost of interest-bearing liabilities was 0.71% for the year ended December 31, 2013, compared to 0.81% for the year ended December 31, 2012.

Interest paid on deposits decreased $39,000, or 1.8%, to $2.1 million for the year ended December 31, 2013, from $2.1 million for the year ended December 31, 2012.  This decrease resulted from a lower weighted average cost of deposits during the year, which was partially offset by an increase in the average balances of deposits outstanding.  We experienced a five basis point decrease in the average rate paid on deposits during the year ended December 31, 2013 compared to 2012.  This decrease in average rates was a result of the re-pricing of matured certificates of deposit, most of which we were able to retain at lower rates.

Interest expense on borrowings decreased $9,000, or 4.0%, to $216,000 for the year ended December 31, 2013 from $225,000 for the year ended December 31, 2012.  The decrease was a result of a 190 basis point decrease in our cost of borrowings to 0.64% for the year ended December 31, 2013 from 2.54% for the year ended December 31, 2012.  This was primarily the result of a $5.0 million advance that matured in February 2013 and was replaced with short term borrowings at a significantly lower rate.  The decrease in cost of borrowings was partially offset by a $24.8 million, or 278.6%, increase in the average balance of borrowings outstanding for the period.

Net Interest Income.  Net interest income increased $1.5 million, or 9.5%, to $17.3 million for the year ended December 31, 2013, from $15.8 million for the year ended December 31, 2012.  The increase primarily resulted from increased interest income due to higher average loan balances and to a lesser extent, lower rates paid on deposits and borrowings during 2013 as compared to 2012.  Our average yield on loans receivable decreased during the year ended December 31, 2013 as compared to the prior year as new loan origination s and re-pricing adjustable rate loans reflect the continued low rate environment.  Our net interest margin was 4.55% for the year ended December 31, 2013, compared to 5.00% for the year ended December 31, 2012.

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

A provision of $1.4 million was made during the year ended December 31, 2013, compared to a provision of $4.5 million during the year ended December 31, 2012.  The reduced provision primarily reflects declines in loan charge-offs and nonperforming loans.  Although the amount of our nonperforming assets and loan charge-offs have declined significantly over the last year, we believe that somewhat higher than historical levels of nonperforming assets and charge-offs will continue until the housing market, unemployment, and general economic market conditions further recover in our market area.

For the year ended December 31, 2013, the annualized percentage of net charge-offs to average loans decreased 115 basis points to 0.40% from 1.55% for the year ended December 31, 2012.   The ratio of nonperforming loans to total loans decreased from 1.19% at December 31, 2012 to 0.49% at December 31, 2013.  See “- Comparison of Financial Condition at December 31, 2013 and December 31, 2012 – Delinquencies and Nonperforming Assets” for more information on nonperforming loans in 2013.

Noninterest Income.  Noninterest income decreased $47,000, or 0.9%, to $4.9 million for the year ended December 31, 2013, as compared to $5.0 million for the year ended December 31, 2012 as reflected below (dollars in thousands):

	Year Ended December 31,		Amount	Percent
	2013	2012	Change	Change
Service charges and fee income	$2,270	$2,219	$51	2.3%
Earnings on cash surrender value of bank owned life insurance	348	238	110	46.2
Mortgage servicing income	457	550	(93)	(16.9)
Fair value adjustment on mortgage servicing rights	900	53	847	1,598.1
Other-than-temporary impairment losses	(30)	(164)	134	(81.7)
Net gain on sale of loans	967	2,063	(1,096)	(53.1)
Total noninterest income	$4,912	$4,959	$(47)	(0.9)%

The fair value adjustment on mortgage servicing rights was positively impacted primarily due to slower prepayment speeds.  The increase in earnings on cash surrender value of bank-owned life insurance was primarily a result of additional earnings as a result of a $3.5 million purchase of BOLI in the first quarter of 2013.  The decline in mortgage servicing income was primarily a result of declines in third party subservicing loan portfolio. The gain on sale of loans was impacted by declines in the loan sale margin for loans sold to Fannie Mae in the current year as compared to 2012.  The decrease in OTTI was a result of improving credit trends in the Company’s non-agency mortgage-backed securities.

Noninterest Expense.  Noninterest expense increased $2.7 million, or 22.2%, to $15.1 million during 2013 compared to $12.4 million during 2012, as reflected below (dollars in thousands):

	Year Ended December 31,		Amount	Percent
	2013	2012	Change	Change
Salaries and benefits	$7,206	$6,011	$1,195	19.9%
Operations	3,950	2,787	1,163	41.7
Regulatory assessments	326	430	(104)	(24.2)
Occupancy	1,316	1,218	98	8.0
Data processing	1,287	1,011	276	27.3
Losses and expenses on OREO and repossessed assets	1,036	921	115	12.5
Total noninterest expense	$15,121	$12,378	$2,743	22.2%

Salaries and benefits expense increased in 2013 primarily due to increased loan production by commission-based loan officers and from an increase of full time equivalent employees (“FTEs”).  Operations expense increased primarily due to higher loan administration expenses, higher education and training expenses and a $722,000 recourse provision for loans sold during the year ended December 31, 2013.  Although our loans are sold without recourse, other than standard representations and warranties, we may have to repurchase a loan sold to Fannie Mae if it is determined that the loan does not meet their credit requirements, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if the loan were 90 days past due within 120 days of the loan funding date. In light of our increased loan sales during 2012 recourse provision in 2012.  Regulatory assessments were lower due to a decrease in FDIC insurance assessments and the Bank’s change from a national to state charter resulting in the WDFI as the Bank’s primary regulator.  Data processing expenses increased during the year ended December 31, 2013 primarily due to the expansion of online and mobile technology offerings.  Losses and expenses on OREO and repossessed assets increased during the year ended December 31, 2013 primarily due to the sale of two commercial land developments in 2013.

Income Tax Expense.   For the year ended December 31, 2013, we had income tax expense of $1.8 million on our pre-tax income as compared to $1.2 million for the year ended December 31, 2012.  The effective tax rates for the years ended December 31, 2013 and 2012 were 31.5% and 31.8%, respectively.

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

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for customer funds (particularly withdrawals of deposits).  At December 31, 2013, we had $30.8 million in cash and investment securities available for sale and $130,000 in loans held for sale.  We can also obtain funds from borrowings, primarily FHLB advances.  At December 31, 2013, we had the ability to borrow an additional $37.1 million in FHLB advances, subject to certain collateral requirements.  We have access to additional borrowings of $19.2 million through the Federal Reserve’s Discount Window, subject to certain collateral requirements, $2.0 million through an unsecured line of credit at Pacific Coast Banker’s Bank and up to $9.0 million through a Fed Funds Sweep and Line Agreement established with Zions Bank.

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

As disclosed in our Consolidated Statements of Cash Flows in Item 8 of this Annual Report on Form 10-K, cash and cash equivalents increased $2.6 million to $15.3 million as of December 31, 2013, from $12.7 million as of December 31, 2012.  Net cash provided by operating activities was $7.8 million for the year ended December 31, 2013.  Net cash of $61.5 million was used in investing activities during the year ended December 31, 2013 and consisted principally of loan originations, net of principal repayments and purchases of BOLI and municipal bonds.  There was $56.4 million of cash provided by financing activities during the year ended December 31, 2013 and primarily consisted of a $36.3 million net increase in deposits and a $21.4 million net increase in FHLB advances.

Sound Financial Bancorp is a separate legal entity from Sound Community Bank and must provide for its own liquidity.  In addition to its own operating expenses (many of which are paid to Sound Community Bank), Sound Financial Bancorp is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt.  Sound Financial Bancorp’s primary source of funds is dividends from Sound Community Bank, which are subject to regulatory limits.  At December 31, 2013, Sound Financial Bancorp, on an unconsolidated basis, had $1.5 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At December 31, 2013, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $58.4 million.  Certificates of deposit scheduled to mature in one year or less at December 31, 2013, totaled $85.9 million.  It is management’s policy to manage deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe that a majority of maturing deposits will remain with us. See also the consolidated statements of cash flows for further information.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.  Further, management is not aware of any current recommendations by regulatory agencies which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the year ended December 31, 2013, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.  A summary of our off-balance sheet loan commitments at December 31, 2013, is as follows (in thousands):

Off-balance sheet loan commitments:
Residential mortgage commitments	$1,915
Undisbursed portion of loans closed	25,978
Unused lines of credit	29,978
Irrevocable letters of credit	513
Total loan commitments	$58,384

Capital

Sound Community Bank was subject to minimum capital requirements imposed by regulations of the FDIC.  Based on its capital levels at December 31, 2013, Sound Community Bank exceeded these requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a “well-capitalized” status under the regulatory capital categories of the FDIC.  Based on capital levels at December 31, 2013, Sound Community Bank was considered to be well-capitalized.  Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank’s “well-capitalized” status.

The following table shows the capital ratios of Sound Community Bank at December 31, 2013 (dollars in thousands):

	Actual		Minimum Capital Requirements			Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
Tier 1 Capital to total adjusted assets(1)	$ 43,582	10.00%	$ 17,427	≥	4.0%	$ 21,784	≥	5.0%
Tier 1 Capital to risk-weighted assets(2)	$ 43,582	13.02%	$ 13,392	≥	4.0%	$ 20,088	≥	6.0%
Total Capital to risk-weighted assets(2)	$ 47,750	14.26%	$ 26,783	≥	8.0%	$ 33,479	≥	10.0%
________________________
(1)	Based on total adjusted assets of $435.7 million.
(2)	Based on risk-weighted assets of $334.8 million.

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

Our asset/liability management strategy dictates acceptable limits on the amounts of change in given changes in interest rates.  For interest rate increases of 100, 200, and 300 basis points, our policy dictates that our EVE percentage change should not decrease greater than 20%, 30% and 40%, respectively and that our EVE ratio not fall below 10%, 8%, and 6%, respectively.  As illustrated in the table below, we were in compliance with this aspect of our asset/liability management policy at December 31, 2013.

The table presented below, as of December 31, 2013 (the latest available information), is an internal analysis of our interest rate risk as measured by changes in EVE for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 100 basis points as any further decline in rates is impossible given the Federal Funds Rate of 0.25%.

As illustrated in the table below (dollars in thousands), our EVE would be negatively impacted by an increase or decrease in interest rates.  Our EVE is impacted as a result of deposit accounts re-pricing more rapidly than loans and securities due to the fixed rate nature of a large portion of our loan and security portfolios.  As interest rates rise, the market value of our fixed rate assets decline due to both rate increases and slowing prepayments.

December 31, 2013
Change in Interest Rates in	Economic Value of Equity			EVE
Basis Points	$ Amount	$ Change	% Change	Ratio %
+300bp	$ 53,793	$ (29,147)	(16.10)%	12.79%
+200bp	56,951	(19,749)	(11.17)	13.25
+100bp	60,344	(9,876)	(5.88)	13.72
0bp	64,114	-	-	14.26
-100bp	64,847	7,394	1.14	14.19

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sound Financial Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Sound Financial Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sound Financial Bancorp, Inc. and Subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Everett, Washington
March 31, 2014

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$15,334	$12,727
Available-for-sale securities, at fair value	15,421	22,900
Loans held for sale	130	1,725
Loans	390,926	326,744
Allowance for loan losses	(4,177)	(4,248)
Total loans, net	386,749	322,496
Accrued interest receivable	1,366	1,280
Bank-owned life insurance, net	11,068	7,220
Other real estate owned (“OREO”) and repossessed assets, net	1,178	2,503
Mortgage servicing rights, at fair value	2,984	2,306
Federal Home Loan Bank (FHLB) stock, at cost	2,314	2,401
Premises and equipment, net	2,138	2,256
Other assets	3,929	3,230
Total assets	$442,611	$381,044
LIABILITIES
Deposits
Interest-bearing	313,745	276,849
Noninterest-bearing demand	34,594	35,234
Total deposits	348,339	312,083

Borrowings	43,221	21,864
Accrued interest payable	82	83
Other liabilities	4,103	3,226
Advance payments from borrowers for taxes and insurance	362	331
Total liabilities	396,107	337,587
COMMITMENTS AND CONTINGENCIES (NOTE 18)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,510,810 and 2,587,544 issued and outstanding as of December 31, 2013 and 2012, respectively	25	26
Additional paid-in capital	23,829	24,789
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(1,369)	(1,598)
Retained earnings	24,288	20,736
Accumulated other comprehensive loss, net of tax	(269)	(496)
Total stockholders’ equity	46,504	43,457
Total liabilities and stockholders’ equity	$442,611	$381,044

See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2013	2012
INTEREST INCOME
Loans, including fees	$19,329	$17,794
Interest and dividends on investments, cash and cash equivalents	297	381
Total interest income	19,626	18,175
INTEREST EXPENSE
Deposits	2,096	2,135
Borrowings	216	225
Total interest expense	2,312	2,360
Net interest income	17,314	15,815
PROVISION FOR LOAN LOSSES	1,350	4,525
Net interest income after provision for loan losses	15,964	11,290
NONINTEREST INCOME
Service charges and fee income	2,270	2,218
Earnings on cash surrender value of bank-owned life insurance	348	239
Mortgage servicing income	457	550
Fair value adjustment on mortgage servicing rights	900	53
Other-than-temporary impairment losses on securities	(30)	(164)
Net gain on sale of loans	967	2,063
Total noninterest income	4,912	4,959
NONINTEREST EXPENSE
Salaries and benefits	7,206	6,011
Operations	3,950	2,787
Regulatory assessments	326	430
Occupancy	1,316	1,218
Data processing	1,287	1,011
Net loss and expenses on OREO and repossessed assets	1,036	921
Total noninterest expense	15,121	12,378
Income before provision for income taxes	5,755	3,871
Provision for income taxes	1,815	1,231
Net income	$3,940	$2,640

Earnings per common share:
Basic	$1.52	$1.01
Diluted	$1.49	$1.00
Weighted average number of common shares outstanding:
Basic	2,570,671	2,586,159
Diluted	2,625,696	2,619,131

See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2013	2012

Net income	$3,940	$2,640
Available for sale securities:
Unrealized gains arising during the period, net of taxes of $107 and $28, respectively	207	55
Reclassification adjustments for other-than-temporary impairment, net of taxes of $10 and $56, respectively	20	108
Other comprehensive income, net of tax	227	163
Comprehensive income	$4,167	$2,803

See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
 Consolidated Statements of Stockholders’ Equity
(In thousands, except number of shares)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balances at December 31, 2011	2,949,045	$30	$11,939	$(693)	$18,096	$(659)	$28,713
Net income					2,640		2,640
Other comprehensive income, net of tax						163	163
Restricted stock awards	11,000	-					-
Cancel Sound Financial MHC shares	(1,621,435)	(16)					(16)
Exchange of common stock at 0.87423 shares per common share	(168,357)	(2)					(2)
Proceeds from stock offering, net of offering costs	1,417,291	14	12,658				12,672
Purchase of common stock by ESOP				(1,134)			(1,134)
Share-based compensation			167				167
Allocation of ESOP shares			25	229			254
Balances at December 31, 2012	2,587,544	$26	$24,789	$(1,598)	$20,736	$(496)	$43,457

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity (continued)
(In thousands, except for number of shares)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balances at December 31, 2012	2,587,544	$26	$24,789	$(1,598)	$20,736	$(496)	$43,457
Net income					3,940		3,940
Other comprehensive income, net of tax						227	227
Share-based compensation			168				168
Restricted stock forfeited and retired	(734)
Cash dividends on common stock ($0.15 per share)					(388)		(388)
Common stock repurchased	(76,000)	(1)	(1,201)				(1,202)
Allocation of ESOP shares			73	229			302
Balances at December 31, 2013	2,510,810	$25	$23,829	$(1,369)	$24,288	$(269)	$46,504

See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,940	$2,640
Adjustments to reconcile net income to net cash from operating activities
Accretion of net premium on investments	532	309
Other-than-temporary impairment losses on securities	30	164
Provision for loan losses	1,350	4,525
Depreciation and amortization	461	394
Compensation expense related to stock options and restricted stock	168	167
Fair value adjustment on mortgage servicing rights	(900)	(53)
Additions to mortgage servicing rights	(787)	(880)
Amortization of mortgage servicing rights	1,009	1,064
Increase in cash surrender value of bank-owned life insurance	(348)	(239)
Deferred income tax	390	162
Gain on sale of loans	(967)	(2,063)
Proceeds from sale of loans	106,896	95,055
Originations of loans held for sale	(104,334)	(92,910)
Loss and writedowns on sale of other real estate owned and repossessed assets	742	314
Change in operating assets and liabilities
Accrued interest receivable	(86)	(46)
Other assets	(1,206)	530
Accrued interest payable	(1)	(1)
Other liabilities	877	1,077
Net cash from operating activities	7,766	10,209
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available for sale securities	9,172	3,848
FHLB stock redeemed	87	-
Purchase of available for sale investments	(1,911)	(23,982)
Net increase in loans	(67,461)	(33,977)
Improvements to OREO and other repossessed assets	(33)	(418)
Proceeds from sale of OREO and other repossessed assets	2,474	3,019
Purchases of premises and equipment, net	(343)	(265)
Purchases of BOLI	(3,500)	-
Net cash used by investing activities	(61,515)	(51,775)

See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Continued)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	36,256	12,086
Proceeds from borrowings	270,250	15,000
Repayment of borrowings	(248,893)	(1,642)
Net change in advances from borrowers for taxes and insurance	31	40
ESOP shares released	302	254
Shares acquired by ESOP	-	(1,134)
Repurchase of common stock	(1,202)	-
Dividends paid	(388)	-
Proceeds from stock offering, net of offering costs	-	12,658
Net cash from financing activities	56,356	37,262
Net increase (decrease) in cash and cash equivalents	2,607	(4,304)
Cash and cash equivalents, beginning of year	12,727	17,031
Cash and cash equivalents, end of year	$15,334	$12,727
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$1,350	$950
Interest paid on deposits and borrowings	$2,313	$2,361
Noncash net transfer from loans to OREO and repossessed assets	$1,858	$2,597

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

Substantially all of Sound Financial Bancorp’s business is conducted through Sound Community Bank, which until December 28, 2012, was a federal savings bank subject to extensive regulation by the Office of the Comptroller of the Currency (“OCC”).  On December 28, 2012, Sound Community Bank converted to a Washington state-chartered commercial bank.  As a Washington commercial bank, the Bank’s regulators are the Washington State Department of Financial Institutions (“WDFI”) and the Federal Deposit Insurance Corporation (“FDIC”).  The Federal Reserve is the primary federal regulator for the Company.

Subsequent events – The Company has evaluated subsequent events for recognition and disclosure through the date the financial statements were issued.

Basis of Presentation and Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the fair value of mortgage servicing rights, valuations of impaired loans and OREO, and the realization of deferred taxes.

The accompanying consolidated financial statements include the accounts of Sound Financial Bancorp, Inc. and its wholly-owned subsidiary Sound Community Bank.  All significant intercompany balances and transactions between Sound Financial Bancorp, Inc. and its subsidiary have been eliminated in consolidation.

Cash and cash equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in banks and interest-bearing deposits. All have maturities of three months or less and may exceed federally insured limits.

Investment securities – Investment securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale (AFS), or (3) trading.  The Company had no held-to-maturity or trading securities at December 31, 2013 and 2012.  AFS securities consist of debt securities that the Company has the intent and ability to hold for an indefinite period, but not necessarily to maturity.  Such securities may be sold to implement the Company’s asset/liability management strategies and/or in response to changes in interest rates and similar factors.  AFS securities are reported at fair value.  Dividend and interest income are recognized when earned.

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

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relation to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors.  For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI.  If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings.  The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected.  Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI.  The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and the fair value, is recognized as a charge to other comprehensive income (“OCI”).  We do not intend to sell these securities and it is more likely than not that we will not be required to sell the securities before anticipated recovery of the remaining amortized cost basis.  We closely monitor our investment securities for changes in credit risk.  The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them.  Accordingly, if market conditions deteriorate further and we determine our holdings of these or other investment securities are OTTI, our future earnings, stockholders’ equity, regulatory capital and continuing operations could be materially adversely affected.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

Loans - The Company grants mortgage, commercial, and consumer loans to clients.  A substantial portion of the loan portfolio is represented by real estate loans throughout the Puget Sound region and in Clallam County of Washington State.  The ability of the Company’s debtors to honor their contracts is dependent upon employment, real estate and general economic conditions in these areas.

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

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts (principal and interest) due according to the contractual terms of the original loan agreement.  When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when, as a practical expedient, the current fair value of the collateral, reduced by costs to sell, is used.  When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest), impairment is recognized by charging off the impaired portion or creating or adjusting a specific allocation of the allowance for loan losses.

A loan is classified as a troubled debt restructuring (“TDR”) when certain concessions have been made to the contractual terms, such as reductions of interest rates or deferrals of interest or principal payments due to the borrower’s deteriorated financial condition.  All TDRs are reported and accounted for as impaired loans.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

Transfers of financial assets - Transfers of an entire financial asset are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when: (1) a group of financial assets or a participating interest in an entire financial asset has been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Mortgage servicing rights (“MSR”) – Mortgage servicing rights represent the value associated with servicing residential mortgage loans, when the mortgage loans have been sold into the secondary market and the related servicing has been retained by us.  The value is determined though a discounted cash flow analysis, which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs.  All of these assumptions require a significant degree of management judgment.  The Company measures its mortgage servicing assets at fair value and reports changes in fair value through earnings under the caption mortgage banking revenue in the period in which the change occurs.

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

Federal Home Loan Bank stock - The Company is a member of the Federal Home Loan Bank of Seattle (“FHLB”).  FHLB stock represents the Company’s investment in the FHLB and is carried at par value, which reasonably approximates its fair value.  As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances.  At December 31, 2013 and 2012, the Company’s minimum required investment in FHLB stock was $1.9 million and $984,000, respectively.  Typically the Company may request redemption at par value of any stock in excess of the minimum required investment.  Stock redemptions are at the discretion of the FHLB.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

Advertising costs - The Company expenses advertising costs as they are incurred.  Advertising expenses were $124,000 and $263,000, respectively, for the years ended December 31, 2013 and 2012.

Comprehensive income - Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income.  Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale investments, are reported as a separate component of the equity section of the balance sheet, net of tax.  Such items, along with net income, are components of comprehensive income.

Intangible assets – At December 31, 2013 and 2012, we had $631,000 and $753,000, respectively, of identifiable intangible assets included in other assets as a result of the acquisition of deposits from another institution.  This asset is amortized using the straight-line method over a period of 9.5 years and has a remaining life of 5.2 years.

Employee stock ownership plan - The Company sponsors a leveraged ESOP.  As shares are committed to be released, compensation expense is recorded equal to the market price of the shares, and the shares become outstanding for purposes of earnings per share calculations.  Cash dividends on allocated shares (those credited to ESOP participants’ accounts) are recorded as a reduction of stockholders’ equity and distributed directly to participants’ accounts.  Cash dividends on unallocated shares (those held by the ESOP not yet credited to participants’ accounts) are used to pay administrative expenses and debt service requirements of the ESOP.  See Note 14 – Employee Benefits for further information.  At December 31, 2013, there were 131,129 unallocated shares in the plan.  Shares released on December 31, 2013 totaled 21,443 and will be credited to plan participants’ accounts in 2014.

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

Earnings Per Common Share - Earnings per common share (“EPS”) is computed using the two-class method. Basic EPS are computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding for the period, excluding any participating securities. Participating securities include unvested restricted shares. Unvested restricted shares are considered participating securities because holders of these securities receive nonforfeitable dividends at the same rate as the holders of the Corporation’s common stock. Diluted EPS is computed by dividing net income allocated to common shares adjusted for reallocation of undistributed earnings of unvested restricted shares by the weighted average number of common shares determined for the basic EPS plus the dilutive effect of common stock equivalents using the treasury stock method based on the average market price for the period. Some stock options are anti-dilutive and therefore are not included in the calculation of diluted EPS.

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

Level 3: Assets or liabilities whose significant value drivers are unobservable.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

In January 2014,  the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects.  ASU 2014-04 permits an entity to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortized the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit).  The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and should be applied prospectively.  The Company is currently reviewing the requirements of ASU No. 2014-01, but does not expect the ASU to have a material impact on the Company's consolidated financial statements.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon foreclosure. ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and can be applied with a modified retrospective transition method or prospectively. The Company is currently reviewing the requirements of ASU No. 2014-01, but does not expect the ASU to have a material impact on the Company's consolidated financial statements.

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

In connection with the Conversion, the Company sold a total of 1,417,500 shares of common stock in offering to certain depositors of Sound Community Bank and others, including 113,400 shares to the ESOP.  All shares were sold at a purchase price of $10.00 per share.  Proceeds from the offering, net of $1.5 million in expenses, totaled $12.7 million.  The Company used $1.1 million of the proceeds to fund the ESOP and made a $7.5 million capital contribution to the Bank.  In addition, concurrent with the offering, shares of Sound Financial, Inc. common stock owned by public stockholders were exchanged for 0.87423 shares of the Company’s common stock, with cash being paid in lieu of issuing any fractional shares.  As a result of the offering, exchange and cash in lieu of fractional shares, the Company had 2,587,544 shares outstanding.  All share and per share information in this report for periods prior to the Conversion has been revised to reflect the 0.87423 Conversion exchange ratio.

Note 4 – Restricted Cash

Federal Reserve Board regulations require that the Company maintain certain minimum reserve balances either as cash on hand or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The reserve balances were $0 and $1.3 million at December 31, 2013 and 2012, respectively.

Note 5 – Investments

The amortized cost and fair value of our AFS securities and the corresponding amounts of gross unrealized gains and losses were as follows (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses 1 Year or Less	Losses Greater Than 1 Year	Estimated Fair Value
December 31, 2013
Municipal bonds	$1,911	$20	$-	$-	$1,931
Agency mortgage-backed securities	11,228	38	(29)	(166)	11,071
Non-agency mortgage-backed securities	2,689	78	-	(348)	2,419
Total	$15,828	$136	$(29)	$(514)	$15,421

December 31, 2012
Agency mortgage-backed securities	$20,378	$27	$(278)	$-	$20,127
Non-agency mortgage-backed securities	3,273	19	-	(519)	2,773
Total	$23,651	$46	$(278)	$(519)	$22,900

The amortized cost and fair value of mortgage-backed securities by contractual maturity, at December 31, 2013, are shown below (in thousands).  Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2013
	Amortized Cost	Fair Value
Due in five to ten years	$1,911	$1,931
Due after ten years	13,917	13,490
Total	$15,828	$15,421

There were no pledged securities at December 31, 2013.  There were no sales of available for sale securities for the years ended December 31, 2013 and 2012.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table summarizes the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position (in thousands):

	December 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$1,123	$(29)	$7,145	$(166)	$8,268	$(195)
Non-agency mortgage-backed securities	-	-	636	(348)	636	(348)
Total	$1,123	$(29)	$7,781	$(514)	$8,904	$(543)

	December 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$17,685	$(278)	$-	$-	$17,685	$(278)
Non-agency mortgage-backed securities	-	-	2,137	(519)	2,137	(519)
Total	$17,685	$(278)	$2,137	$(519)	$19,822	$(797)

The following table presents the cumulative roll forward of credit losses recognized in earnings relating to the Company’s non-U.S. agency mortgage backed securities (in thousands):
	Year Ended December 31,
	2013	2012
Estimated credit losses, beginning balance	$420	$256
Additions for credit losses not previously recognized	30	164
Reduction for increases in cash flows	-	-
Reduction for realized losses	-	-
Estimated credit losses, ending balance	$450	$420

As of December 31, 2013, our securities portfolio consisted of 17 U.S. agency mortgage-backed securities, five non-U.S. agency mortgage backed securities and five municipal bonds with a fair value of $15.4 million.  Two of the five non-U.S. agency securities and 11 of the 17 U.S. agency securities were in an unrealized loss position.  The unrealized losses were caused by changes in interest rates and market illiquidity causing a decline in the fair value subsequent to the purchase.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par.  While management does not intend to sell the non-agency mortgage backed securities, and it is unlikely that the Company will be required to sell these securities before recovery of its amortized cost basis, management’s impairment evaluation indicates that certain securities possess qualitative and quantitative factors that suggest an other-than-temporary impairment (OTTI).  These factors include, but are not limited to: the length of time and extent of the fair value declines, ratings agency down grades, the potential for an increased level of actual defaults, and the extension in duration of the securities.  In addition to the qualitative factors, management’s evaluation includes an assessment of quantitative evidence that involves the use of cash flow modeling and present value calculations as determined by considering the applicable OTTI accounting guidance.  The Company compares the present value of the current estimated cash flows to the present value of the previously estimated cash flows.  Accordingly, if the present value of the current estimated cash flows is less than the present value of the previous period’s present value, an adverse change is considered to exist and the security is considered OTTI.  The associated “credit loss” is the amount by which the security’s amortized cost exceeds the present value of the current estimated cash flows.  Based upon the results of the cash flow modeling, one security reflected OTTI during the year ended December 31, 2013.  Estimating the expected cash flows and determining the present values of the cash flows involves the use of a variety of assumptions and complex modeling.  In developing its assumptions, the Company considers all available information relevant to the collectability of the applicable security, including information about past events, current conditions, and reasonable and supportable forecasts.  Furthermore, the Company asserts that the cash flows used in the determination of OTTI are its “best estimate” of cash flows.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 6 – Loans

The composition of the loan portfolio, excluding loans held for sale, is as follows (in thousands):

	At December 31,
	2013	2012
Real estate loans:
One- to four- family	$117,739	$94,059
Home equity	35,155	35,364
Commercial and multifamily	157,516	133,620
Construction and land	44,300	25,458
Total real estate loans	354,710	288,501
Consumer loans:
Manufactured homes	13,496	16,232
Other consumer	10,284	8,650
Total consumer loans	23,780	24,882
Commercial business loans	13,668	14,193
Total loans	392,158	327,576
Deferred fees	(1,232)	(832)
Total loans, gross	390,926	326,744
Allowance for loan losses	(4,177)	(4,248)
Total loans, net	$386,749	$322,496

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table presents the balance in the allowance for loan losses and the unpaid principal balance in loans, net of partial charge-offs by portfolio segment and based on impairment method as of December 31, 2013 (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$356	$150	$1	$28	$116	$3	$55	$-	$709
Collectively evaluated for impairment	1,559	631	299	290	93	106	47	443	3,468
Ending balance	$1,915	$781	$300	$318	$209	$109	$102	$443	$4,177
Loans receivable:
Individually evaluated for impairment	$4,608	$1,597	$3,716	$209	$646	$32	$503	$-	$11,311
Collectively evaluated for impairment	113,131	33,558	153,800	44,091	12,850	10,252	13,165	-	380,847
Ending balance	$117,739	$35,155	$157,516	$44,300	$13,496	$10,284	$13,668	$-	$392,158

The following table presents the balance in the allowance for loan losses and the unpaid principal balance in loans, net of partial charge-offs by portfolio segment and based on impairment method as of December 31, 2012 (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$392	$247	$70	$25	$117	$22	$145	$-	$1,018
Collectively evaluated for impairment	1,025	750	422	192	143	124	73	501	3,230
Ending balance	$1,417	$997	$492	$217	$260	$146	$218	$501	$4,248
Loans receivable:
Individually evaluated for impairment	$6,016	$1,731	$2,127	$571	$654	$55	$839	$-	$11,993
Collectively evaluated for impairment	88,043	33,633	131,493	24,887	15,578	8,595	13,354	-	315,583
Ending balance	$94,059	$35,364	$133,620	$25,458	$16,232	$8,650	$14,193	$-	$327,576

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table summarizes the activity in loan losses for the year ended December 31, 2013 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to-four family	$1,417	$(560)	$-	$1,058	$1,915
Home equity	997	(593)	19	358	781
Commercial and multifamily	492	(194)	32	(30)	300
Construction and land	217	(7)	-	108	318
Manufactured homes	260	(143)	3	89	209
Other consumer	146	(41)	31	(27)	109
Commercial business	218	(46)	78	(148)	102
Unallocated	501	-	-	(58)	443
	$4,248	$(1,584)	$163	$1,350	$4,177

The following table summarizes the activity in loan losses for the year ended December 31, 2012 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to-four family	$1,117	$(2,740)	$4	$3,036	$1,417
Home equity	1,426	(1,084)	158	497	997
Commercial and multifamily	969	(503)	83	(57)	492
Construction and land	105	(222)	-	334	217
Manufactured homes	290	(152)	11	111	260
Other consumer	213	(286)	33	186	146
Commercial business	254	(44)	10	(2)	218
Unallocated	81	-	-	420	501
	$4,455	$(5,031)	$299	$4,525	$4,248

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table represents the internally assigned grades as of December 31, 2013 by type of loan (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:
Pass	$106,044	$30,940	$151,461	$43,436	$11,966	$9,812	$12,821	$366,480
Watch	9,854	3,340	3,100	761	1,454	448	365	19,322
Special Mention	46	98	2,135	-	-	-	482	2,761
Substandard	1,795	777	820	103	76	24	-	3,595
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$117,739	$35,155	$157,516	$44,300	$13,496	$10,284	$13,668	$392,158

The following table represents the internally assigned grades as of December 31, 2012 by type of loan (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:
Pass	$82,960	$30,927	$130,721	$24,641	$14,898	$8,102	$12,290	$304,539
Watch	8,279	3,064	954	347	1,312	520	1,087	15,563
Special Mention	490	499	595	-	-	-	-	1,584
Substandard	2,329	874	1,350	471	23	28	815	5,890
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$94,059	$35,364	$133,620	$25,458	$16,232	$8,650	$14,193	$327,576

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

The following table presents the recorded investment in nonaccrual loans as of December 31, by type of loan (in thousands):

	2013	2012
One- to four- family	$401	$1,013
Home equity	124	332
Commercial and multifamily	-	1,106
Construction and land	-	471
Manufactured homes	32	-
Other consumer	1	1
Commercial business	-	80
Total	$558	$3,003

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table represents the aging of the recorded investment in past due loans as of December 31, 2013 by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$1,460	$537	$401	$321	$2,719	$115,020	$117,739
Home equity	618	214	124	-	956	34,199	35,155
Commercial and multifamily	377	-	-	-	377	157,139	157,516
Construction and land	-	-	-	-	-	44,300	44,300
Manufactured homes	146	94	-	-	240	13,256	13,496
Other consumer	8	-	1	-	9	10,275	10,284
Commercial business	109	-		-	109	13,559	13,668
Total	$2,718	$845	$526	$321	$4,410	$387,748	$392,158

The following table represents the aging of the recorded investment in past due loans as of December 31, 2012 by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$2,238	$572	$836	$81	$3,727	$90,332	$94,059
Home equity	886	364	332	-	1,582	33,782	35,364
Commercial and multifamily	-	-	-	-	-	133,620	133,620
Construction and land	243	-	471	-	714	24,744	25,458
Manufactured homes	326	2	-	-	328	15,904	16,232
Other consumer	65	2	1	-	68	8,582	8,650
Commercial business	63	-	80	-	143	14,050	14,193
Total	$3,821	$940	$1,720	$81	$6,562	$321,014	$327,576

Nonperforming Loans.  Loans are considered nonperforming when they are placed on nonaccrual and/or when they are considered to be nonperforming troubled debt restructurings (“TDRs”).  Nonperforming TDRs include TDRs that do not have sufficient payment history to be considered performing or performing TDRs that have become 31 or more days past due.

The following table represents the credit risk profile based on payment activity as of December 31, 2013 by type of loan (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Performing	$116,967	$34,933	$156,696	$44,300	$13,390	$10,283	$13,668	$390,237
Nonperforming	772	222	820	-	106	1	-	1,921
Total	$117,739	$35,155	$157,516	$44,300	$13,496	$10,284	$13,668	$392,158

The following table represents the credit risk profile based on payment activity as of December 31, 2012 by type of loan (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Performing	$92,916	$34,647	$132,273	$24,987	$16,203	$8,642	$13,996	$323,664
Nonperforming	1,143	717	1,347	471	29	8	197	3,912
Total	$94,059	$35,364	$133,620	$25,458	$16,232	$8,650	$14,193	$327,576

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

The following table presents loans individually evaluated for impairment as of December 31, 2013 by type of loan (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family	$533	$723	$-	$1,213	$33
Home equity	245	294	-	531	8
Commercial and multifamily	1,995	1,995	-	1,837	57
Construction and land	21	21	-	333	1
Manufactured homes	98	98	-	80	7
Other consumer	17	17	-	13	2
Commercial business	336	337	-	429	17
Total	$3,245	$3,485	$-	$4,436	$125
With an allowance recorded:
One-to-four family	$4,075	$4,086	$356	$4,111	$181
Home equity	1,352	1,362	150	1,223	62
Commercial and multifamily	1,721	1,721	1	788	105
Construction and land	188	187	28	139	11
Manufactured homes	549	549	116	567	40
Other consumer	15	15	3	35	2
Commercial business	166	166	55	190	9
Total	$8,066	$8,086	$709	$7,053	$410
Totals:
One-to-four family	$4,608	$4,809	$356	$5,324	$214
Home equity	1,597	1,656	150	1,755	70
Commercial and multifamily	3,716	3,716	1	2,625	162
Construction and land	209	208	28	472	12
Manufactured homes	647	647	116	646	47
Other consumer	32	32	3	48	4
Commercial business	502	503	55	619	26
Total	$11,311	$11,571	$709	$11,489	$535

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table presents loans individually evaluated for impairment as of December 31, 2012 by type of loan (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family	$2,521	$2,826	$-	$2,549	$124
Home equity	949	1,132	-	792	39
Commercial and multifamily	1,883	1,883	-	1,898	81
Construction and land	495	608	-	592	19
Manufactured homes	67	67	-	70	5
Other consumer	9	49	-	13	2
Commercial business	682	682	-	800	10
Total	$6,606	$7,247	$-	$6,714	$280
With an allowance recorded:
One-to-four family	$3,495	$3,651	$392	$4,902	$142
Home equity	782	782	247	1,117	35
Commercial and multifamily	244	244	70	290	9
Construction and land	76	76	25	119	4
Manufactured homes	587	587	117	670	43
Other consumer	46	46	22	91	3
Commercial business	157	196	145	203	8
Total	$5,387	$5,582	$1,018	$7,392	$244
Totals:
One-to-four family	$6,016	$6,477	$392	$7,451	$266
Home equity	1,731	1,914	247	1,909	74
Commercial and multifamily	2,127	2,127	70	2,188	90
Construction and land	571	684	25	711	23
Manufactured homes	654	654	117	740	48
Other consumer	55	95	22	104	5
Commercial business	839	878	145	1,003	18
Total	$11,993	$12,829	$1,018	$14,106	$524

Forgone interest on nonaccrual loans was $60,000 and $269,000 at December 31, 2013 and 2012, respectively.  There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual, TDR or impaired at December 31, 2013 and 2012.

Troubled debt restructurings.  Loans classified as TDRs totaled $6.4 million and $7.7 million at December 31, 2013 and 2012, respectively.  A troubled debt restructuring is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table presents new TDRs by type of modification that occurred during the year ended December 31, 2013 (dollars in thousands):

	Twelve months ended December 31, 2013
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
One- to- four family	3	$-	$-	$-	$869	$869
Home equity	2	-	-	-	122	122
Commercial and multifamily	2	-	-	-	582	582
Total	7	$-	$-	$-	$1,573	$1,573

The following table presents new TDRs by type of modification that occurred during the year ended December 31, 2012 (dollars in thousands):

	Twelve months ended December 31, 2012
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
One- to- four family	3	$-	$-	$-	$673	$673
Home equity	1	-	-	-	116	116
Commercial and multifamily	2	-	-	-	422	422
Commercial business	3	-	-	-	564	564
Total	9	$-	$-	$-	$1,775	$1,775

There were no post-modification changes for the unpaid principal balance in loans, net of partial charge-offs, that were recorded as a result of the TDRs for the years ended December 31, 2013 and 2012.

The following table represents loans modified as TDRs within the previous 12 months for which there was a payment default during the twelve months ended December 31, 2013 and 2012 (in thousands):

	2013	2012
One- to four- family	$-	$673
Home equity	99	116
Commercial and multifamily	-	241
Commercial business	-	540
Total	$99	$1,570

For the preceding table, a loan is considered in default when a payment is 31 days past due.  None of the defaults have reached 90 days past due at December 31, 2013 or 2012.  There were none on nonaccrual at December 31, 2013 but there was one commercial real estate loan on nonaccrual at December 31, 2012.

The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified in TDRs.  All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the allowance for loan losses.

In the ordinary course of business, the Company makes loans to its directors and officers.  Certain loans to directors, officers, and employees are offered at discounted rates as compared to other customers as permitted by federal regulations.  Employees, officers, and directors are eligible for mortgage loans with an adjustable rate that resets annually to 1% over the rolling cost of funds.  Employees and officers are eligible for consumer loans that are 1% below the market loan rate at the time of origination.  Director and officer loans are summarized as follows (in thousands):

	December 31,
	2013	2012
Balance, beginning of period	$5,492	$5,376
Advances	583	417
New / (retired) loans, net	(275)	-
Repayments	(586)	(301)
Balance, end of period	$5,214	$5,492

At December 31, 2013 and 2012, respectively, loans totaling $11.5 million and $1.1 million represent real estate secured loans that had current loan-to-value ratios above supervisory guidelines.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 7 – Mortgage Servicing Rights

The unpaid principal balances of loans serviced for Federal National Mortgage Association (FNMA) at December 31, 2013 and 2012, totaled approximately $359.2 million and $365.7 million, respectively, and are not included in the Company’s consolidated financial statements.

A summary of the change in the balance of mortgage servicing assets is as follows (in thousands):

	Year Ended December 31,
	2013	2012
Beginning balance, at fair value	$2,306	$2,437
Servicing rights that result from transfers of financial assets	787	880
Changes in fair value:
Due to changes in model inputs or assumptions(1)	900	53
Other(2)	(1,009)	(1,064)
Ending balance, at fair value	$2,984	$2,306
__________________

(1) Represents changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates

(2) Represents changes due to collection or realization of expected cash flows over time.

The key economic assumptions used in determining the fair value of mortgage servicing rights are as follows:

	At December 31,
	2013	2012
Prepayment speed (PSA)	208%	357%
Weighted-average life (years)	6.3	4.1
Yield to maturity discount rate	10.0%	10.0%

The amount of contractually specified servicing, late and ancillary fees earned, recorded in mortgage servicing income on the Consolidated Statements of Income was $457,000 and $550,000, for the years ended December 31, 2013 and 2012, respectively.

Note 8 – Premises and Equipment

Premises and equipment are summarized as follows (in thousands):

	At December 31,
	2013	2012
Leasehold improvements	$2,583	$2,874
Furniture and equipment	1,378	1,846
	3,961	4,720
Accumulated depreciation and amortization	(1,823)	(2,464)
	$2,138	$2,256

Depreciation and amortization expense was $461,000 and $394,000, for the years ended December 31, 2013 and 2012, respectively.

The Company leases office space in several buildings. Generally, operating leases contain renewal options and provisions requiring the Company to pay property taxes and operating expenses over base period amounts. All rental payments are dependent only upon the lapse of time.

Minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows (in thousands):

Year Ending December 31,	Amount
2014	$764
2015	722
2016	677
2017	369
2018	76
Thereafter	806
$3,414

The total rental expense for the years ended December 31, 2013 and 2012 for all facilities leased under operating leases was approximately $847,000 and $780,000, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 9 – Other Real Estate Owned and Repossessed Assets

The following table presents activity related to OREO and other repossessed assets for the periods shown (in thousands):

	Year ended December 31,
	2013	2012
Beginning balance	$2,503	$2,821
Additions to OREO and repossessed assets	1,858	2,597
Capitalized improvements	33	418
Pay downs/Sales	(2,474)	(3,019)
Write-downs/Losses	(742)	(314)
	$1,178	$2,503

Note 10- Deposits

A summary of deposit accounts with the corresponding weighted average cost of funds are presented below (dollars in thousands):

	As of December 31, 2013		As of December 31, 2012
	Deposit Balance	Wtd Avg Rate	Deposit Balance	Wtd Avg Rate
Noninterest demand	$31,877	0.00%	$31,427	0.00%
NOW and other interest-bearing demand	70,639	0.37	28,540	0.10
Savings	26,509	0.14	27,174	0.08
Money market	59,069	0.30	86,149	0.32
Certificates of deposit	157,528	1.13	134,986	1.33
Escrow(1)	2,717	0.00	3,807	0.00
Total	$348,339	0.64%	$312,083	0.69%
__________________________
 (1) Escrow balances shown in noninterest-bearing deposits on the consolidated balance sheets

Scheduled maturities of time deposits at December 31, 2013 are as follows (in thousands):

Year Ending December 31,	Amount
2014	$85,946
2015	50,132
2016	7,839
2017	10,812
Thereafter	2,799
$157,528

Savings, demand, and money market accounts have no contractual maturity.  Certificates of deposit have maturities of five years or less.

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2013 and 2012 was approximately $102.3 million and $82.5 million, respectively.  Deposits in excess of $250,000 are not federally insured.  There were $4.3 million and $1.3 million of brokered deposits at December 31, 2013 and 2012, respectively.

Deposits from related parties held by the Company were $7.2 million and $7.3 million at December 31, 2013 and 2012, respectively.

Note 11 – Borrowings

The Company utilizes a loan agreement with the FHLB of Seattle. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage, commercial and multifamily portfolio based on the outstanding balance.  At December 31, 2013, the amount available to borrow under this agreement was approximately 35% of total assets, or up to $154.9 million, subject to the availability of eligible collateral.  Based on eligible collateral, the total amount available under this agreement as of December 31, 2013 and December 31, 2012 was $116.8 million and $90.7 million, respectively.  The Company had outstanding borrowings under this arrangement of $43.2 million and $21.9 million at December 31, 2013 and 2012, respectively.  Additionally, the Company had outstanding letters of credit from the FHLB with a notional amount of $36.5 million and $31.5 million at December 31, 2013 and December 31, 2012, respectively, to secure public deposits.  The net remaining amount available as of December 31, 2013 and December 31, 2012, was $37.1 million and $37.3 million, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Contractual principal repayments and the weighted average interest rate at the balance sheet date noted below are as follows (dollars in thousands):

Year Ending December 31,	Amount	Weighted Average Interest Rate
2014	$41,643	0.53%
2015	643	2.47
2016	643	2.47
2017	292	2.47
	$43,221	0.60%

The Company participates in the Federal Reserve Bank (“FRB”) Borrower-in-Custody program, which gives the Company access to the discount window.  The terms of the program call for a pledge of specific assets.  The Company had unused borrowing capacity of $19.2 million and $11.8 million and no outstanding borrowings under this program at December 31, 2013 and 2012, respectively.

The Company has access to an unsecured line of credit from the Pacific Coast Banker’s Bank.  The line has a two-year term maturing on June 30, 2014 and is renewable biannually.  As of December 31, 2013, the amount available under this line of credit was $2.0 million.  There was no balance on this line of credit as of December 31, 2013 and 2012, respectively.

The Company has access to a Fed Funds line of credit from Zions Bank under a Fed Funds Sweep and Line Agreement established September 26, 2013.  The agreement allows access to a Fed Funds Line of up to $9.0 million and requires the Company to maintain cash balances with Zion Bank of $250,000.  The agreement has no maturity date.  There was no balance on this line of credit as of December 31, 2013.

The following table summarizes our borrowings for the years ended December 31, 2013 and 2012, respectively (dollars in thousands):

	For the year ended December 31,
	2013	2012
Maximum balance
FHLB advances	$63,489	$21,864
FRB advances	$-	$-
Average balances
FHLB advances	$33,697	$8,901
FRB advances	$-	$-
Weighted average interest rate
FHLB advances	0.53%	2.02%
FRB advances	NM	NM

Note 12 – Fair Value Measurements

The following table presents information about the level in the fair value hierarchy for the Company’s financial assets and liabilities that are not measured at fair value as of December 31, 2013 (in thousands):

	December 31, 2013		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$15,334	$15,334	$15,334	$-	$-
Available for sale securities	15,421	15,421	-	13,002	2,419
Loans held for sale	130	130	-	130	-
Loans, net	386,749	385,685	-	-	385,685
Accrued interest receivable	1,366	1,366	1,366	-	-
Bank owned life insurance, net	11,068	11,068	-	11,068	-
Mortgage servicing rights	2,984	2,984	-	-	2,984
FHLB Stock	2,314	2,314	-	-	2,314
FINANCIAL LIABILITIES:
Non-maturity deposits	190,811	190,811	-	190,811	-
Time deposits	157,528	158,652	-	158,652	-
Borrowings	43,221	43,118	-	43,118	-
Accrued interest payable	82	82	-	82	-

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

	December 31, 2012		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$12,727	$12,727	$12,727	$-	$-
Available for sale securities	22,900	22,900	-	20,127	2,773
Loans held for sale	1,725	1,725	-	1,725	-
Loans, net	322,496	327,078	-	-	327,078
Accrued interest receivable	1,280	1,280	1,280	-	-
Bank owned life insurance, net	7,220	7,220	-	7,220	-
Mortgage servicing rights	2,306	2,306	-	-	2,306
FHLB Stock	2,401	2,401	-	-	2,401
FINANCIAL LIABILITIES:
Non-maturity deposits	177,097	177,097	-	177,097	-
Time deposits	134,986	134,007	-	134,007	-
Borrowings	21,864	21,708	-	21,708	-
Accrued interest payable	83	83	-	83	-

The following table presents the balance of assets measured at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

	Fair Value at December 31, 2013
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$1,931	$-	$1,931	$-
Agency mortgage-backed securities	11,071	-	11,071	-
Non-agency mortgage-backed securities	2,419	-	-	2,419
Mortgage servicing rights	2,984	-	-	2,984

	Fair Value at December 31, 2012
Description	Total	Level 1	Level 2	Level 3
Agency mortgage-backed securities	$20,127	$-	$20,127	$-
Non-agency mortgage-backed securities	2,773	-	-	2,773
Mortgage servicing rights	2,306	-	-	2,306

For the year ended December 31, 2013 there were no transfers between Level 1 and Level 2 nor between Level 2 and Level 3.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2013:

Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	106-550% (208%)
		Discount rate	8-12% (10%)
Non-agency mortgage-backed securities	Discounted cash flow	Discount rate	7%-9% (8%)

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

The following table provides a reconciliation of assets and liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012
Beginning balance, at fair value	$2,773	$2,933
OTTI impairment losses	(30)	(164)
Sales and principal payments	(555)	(501)
Change in unrealized loss	231	505
Ending balance, at fair value	$2,419	$2,773

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

The following table presents the balance of assets measured at fair value on a nonrecurring basis and the total losses resulting from these fair value adjustments (in thousands):

	Fair Value at December 31, 2013
Description	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$1,178	$-	$-	$1,178
Impaired loans	11,311	-	-	11,311

	Fair Value at December 31, 2012
Description	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$2,503	$-	$-	$2,503
Impaired loans	11,993	-	-	11,993

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at December 31, 2013 or December 31, 2012.

The following table provides a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at December 31, 2013:

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

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and cash equivalents, accrued interest receivable and payable - The estimated fair value is equal to the carrying amount.

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

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At December 31, 2013 and 2012, loans held for sale were carried at cost.

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

Note 13 – Earnings Per Common Share

Earnings per common share are summarized in the following table (all figures in thousands except earnings per share):
	Years Ended December 31,
	2013	2012
Net income	$3,940	$2,640
Less net income attributable to participating securities(1)	23	25
Net income available to common shareholders	$3,917	$2,615
Weighted average number of shares outstanding, basic	2,571	2,586
Effect of potentially dilutive common shares(2)	55	33
Weighted average number of shares outstanding, diluted	2,626	2,619
Earnings per share, basic	$1.52	$1.01
Earnings per share, diluted	$1.49	$1.00
___________________
(1) Represents dividends paid and undistributed earnings allocated to non-vested restricted stock awards.
(2) Represents the effect of the assumed exercise of warrants, assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the year ended December 31, 2013 and 2012 were 0 and 27,000, respectively.

Note 14 – Employee Benefits

The Company has a 401(k) pension plan that allows employees to defer a portion of their salary into the 401(k) plan.  The Company matches a portion of employees’ salary deferrals.  Pension costs are accrued and funded on a current basis.  The Company contributed $137,000 and $19,000 to the plan for the years ended December 31, 2013 and 2012, respectively.

The Company also offers a deferred compensation plan for designated senior managers, which provides benefits payable at age 65.  Under certain circumstances, benefits are payable to designated beneficiaries.  Contributions to the plan are discretionary, and monies set aside to fund the plan are currently held in certificate of deposit accounts at the Company and at December 31, 2013 and 2012 approximated $108,000.  The Company made no contributions to the plan for the years ended December 31, 2013 and 2012.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Effective in 2007, the board of directors adopted a supplemental executive retirement plan (“SERP”) to provide certain members of senior management with additional retirement income.  The SERP was subsequently amended in December 2011 and a freeze in previously accrued benefits was established.  A new accrual was created at that time for a second SERP, which replaced the unfunded portion of the first SERP. The SERP is subject to a confidentiality, non-competition and non-solicitation agreement.  The SERP is an unfunded, non-contributory defined benefit plan evidenced by an Executive Long Term Compensation Agreement (“Agreement”) between the recipients and the Company.  The SERP is subject to a vesting schedule and payments do not begin until after retirement. The SERP provides for earlier payments in the event of death or disability.  In the event of an involuntary termination without cause or a change in control of the Company, the recipients are entitled immediately to the accrued liability under the SERP (with any applicable cutback for payments after a change in control as required by Section 280(G) of the Internal Revenue Code).  As of December 31, 2013 and 2012, the accrued liability for the SERP was $734,000 and $571,000, respectively, and is included in other liabilities on the consolidated balance sheets.  The expense was $190,000 and $168,000 for the years ended December 31, 2013 and 2012, respectively.

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

In 2013, the Board of Directors adopted and stockholders approved an Equity Incentive Plan (the “2013 Plan”) which was assumed by the Company in connection with the Conversion.  The 2013 Plan permits the grant of restricted stock, restricted stock units, stock options, and stock appreciation rights.  Under the 2013 Plan, 141,750 shares of common stock were approved for awards for stock options and stock appreciation rights and 56,700 shares of common stock were approved for awards for restricted stock and restricted stock units.

As of December 31, 2013, on an adjusted basis, awards for stock options totaling 107,456 shares and awards for restricted stock totaling 14,525 shares of Company common stock have been granted, net of any forfeitures, to participants in the Plan.  During the years ended December 31, 2013 and 2012, share-based compensation expense totaled $168,000 and $163,000, respectively.  All of the awards vest in 20 percent annual increments commencing one year from the grant date.  The options are exercisable for a period of 10 years from the date of grant, subject to vesting.

The following is a summary of the Company’s stock option plan awards during the period ended December 31, 2013 (all figures shown as actual):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at the beginning of the year	123,906	$8.94	6.33	$180,903
Granted	-
Exercised	-
Forfeited	(16,450)	$7.93
Expired	-
Outstanding at December 31, 2013	107,456	$8.92	5.84	$857,499
Exercisable	70,115	$9.02	5.31	$552,506
Expected to vest, assuming a 0% forfeiture rate over the vesting term	107,456	$8.92	5.84	$857,499

As of December 31, 2013, there was $54,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  The cost is expected to be recognized over the remaining weighted-average vesting period of 2.0 years.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

There were no options granted in 2013.  The fair value of options granted in 2012 was determined using the following weighted-average assumptions as of the grant date.

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

The following is a summary of the Company’s non-vested restricted stock awards for the year ended December 31, 2013 (all figures shown as actual):
Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-vested at January 1, 2013	24,747	$8.44
Granted	-
Vested	(9,488)	7.36
Forfeited	(734)	7.35
Expired	-
Non-vested at December 31, 2013	14,525	$8.44	$16.90
Expected to vest assuming a 0% forfeiture rate over the vesting term	14,525	$8.44	$16.90

The aggregate intrinsic value of the non-vested restricted stock options as of December 31, 2013 was $245,000.

As of December 31, 2013, there was $57,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plan remaining.  The cost is expected to be recognized over the weighted-average vesting period of 2.0 years.

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company.  In August 2012, in conjunction with the Conversion, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company.  Both loans are being repaid principally by the Bank through contributions to the ESOP over a period of ten years.  The interest rate on the loans is fixed at 4.0% and 2.25%, per annum, respectively.  As of December 31, 2013, the remaining balances of the ESOP loans were $521,000 and $914,000, respectively.

Neither the loan balances nor the related interest expense are reflected on the condensed consolidated financial statements.

At December 31, 2013, the ESOP was committed to release 21,443 shares of the Company’s common stock to participants and held 131,129 unallocated shares remaining to be released in future years.  The fair value of the 224,198 restricted shares held by the ESOP trust was $3.8 million at December 31, 2013.  ESOP compensation expense included in salaries and benefits was $305,000 and $216,000 for the years ended December 31, 2013 and 2012, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 15 – Income Taxes

The provision for income taxes is as follows (in thousands):

	At December 31,
	2013	2012
Current	$1,425	$1,069
Deferred	390	162
Total tax expense	$1,815	$1,231

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows (dollars in thousands):

Provision at statutory rate	$1,957	$1,316
Tax-exempt income	(136)	(101)
Other	(6)	16
	$1,815	$1,231
Federal Tax Rate	34.0%	34.0%
Tax exempt rate	-2.4%	-2.6%
Other	-0.1%	0.4%
Effective tax rate	31.5%	31.8%

Components of the Company’s deferred tax assets are as follows (in thousands):

Deferred tax assets
Deferred compensation and supplemental retirement	$321	$255
Other, net	172	27
OREO Write downs	-	140
Unrealized loss on securities	139	256
Nonaccrual interest	-	5
Equity based compensation	43	66
Allowance for loan losses	281	408
Total deferred tax assets	956	1,157
Deferred tax liabilities
Prepaid expenses	(77)	(55)
FHLB stock dividends	(142)	(142)
Depreciation	(15)	(13)
Intangible assets	(1)	(9)
Deferred loan costs	(460)	(170)
Total deferred tax liabilities	(695)	(389)
Net deferred tax asset	$261	$768

As of December 31, 2013 and 2012, the Company had no unrecognized tax benefits.  The Company recognizes interest accrued and penalties related to unrecognized tax benefits in “Provision for income taxes” in the Consolidated Statements of Income.  During the years ended December 31, 2013 and 2012, the Company recognized no interest and penalties.

The Company or its subsidiary files an income tax return in the U.S. federal jurisdiction.  With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2010.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

Based on its capital levels at December 31, 2013, Sound Community Bank exceeded these regulatory requirements as of that date and continues to exceed them as of the date of this filing.  Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the federal banking agencies.  Management monitors the capital levels of the Bank to provide for current and future business opportunities and to maintain the Bank’s “well-capitalized” status.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and Tier 1 capital to average assets (as defined in the regulations).  Management believes that, as of December 31, 2013 and 2012, the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts (in thousands) and ratios as of December 31, 2013 and 2012 are presented in the following table :

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2013
Tier 1 Capital to total adjusted assets(1)	$ 43,582	10.00%	$ 17,427	≥	4.0%	$ 21,784	≥	5.0%
Tier 1 Capital to risk-weighted assets(2)	$ 43,582	13.02%	$ 13,392	≥	4.0%	$ 20,088	≥	6.0%
Total Capital to risk-weighted assets(2)	$ 47,750	14.26%	$ 26,783	≥	8.0%	$ 33,479	≥	10.0%
As of December 31, 2012
Tier 1 Capital to total adjusted assets(3)	$ 38,556	10.12%	$ 15,243	≥	4.0%	$ 19,054	≥	5.0%
Tier 1 Capital to risk-weighted assets(4)	$ 38,556	13.35%	$ 11,553	≥	4.0%	$ 17,329	≥	6.0%
Total Capital to risk-weighted assets(4)	$ 42,175	14.60%	$ 23,106	≥	8.0%	$ 28,882	≥	10.0%
__________________
(1)  Based on total adjusted assets of $435,686 at December 31, 2013.
(2)  Based on risk-weighted assets of $334,793 at December 31, 2013.
(3)  Based on total adjusted assets of $381,083 at December 31, 2012.
(4)  Based on risk-weighted assets of $288,821 at December 31, 2012.

The Company is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999, subject to the supervision of, and regulation by, the Federal Reserve.  The Bank is a Washington state chartered commercial bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”), and is subject to the supervision and regulation of the Washington Department of Financial Institutions and the FDIC. As of December 31, 2013, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. The Company is not subject to the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's regulatory capital category.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

Financial instruments whose contract amount represents credit risk were as follow (in thousands):

	At December 31,
	2013	2012
Commitments to make loans	$1,915	$5,075
Undisbursed portion of loans closed	25,978	13,693
Unused lines of credit	29,978	30,224
Irrevocable letters of credit	513	578
Total loan commitments	$58,384	$49,570

At December 31, 2013, fixed rate loan commitments totaled $1.9 million and had a weighted average interest rate of 4.1%.  At December 31, 2012, fixed rate loan commitments totaled $5.1 million and had a weighted average interest rate of 3.4%.

Commitments for credit may expire without being drawn upon.  Therefore, the total commitment amount does not necessarily represent future cash requirements of the Company.  These commitments are not reflected in the financial statements.

At December 31, 2013, the Company had letters of credit issued by the FHLB of Seattle with a notional amount of $36.5 million in order to secure Washington State Public Funds.

In the ordinary course of business, the Company sells loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan.  The defects are categorized as documentation errors, underwriting errors, early payment defaults, and fraud.  When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred.  If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained.  If there are not defects, the Company has no commitment to repurchase the loan.  As of December 31, 2013 and 2012, the maximum amount of these guarantees totaled $359.2 million and $365.7 million, respectively.  These amounts represent the unpaid principal balances of the Company’s loans serviced for others’ portfolios.  There were two loans totaling $431,000 repurchased for the year ended December 31, 2013.  There were three loans totaling $440,000 repurchased for the year ended December 31, 2012.

The Company pays certain medical, dental, prescription, and vision claims for its employees, on a self-insured basis.  The Company has purchased stop-loss insurance to cover claims that exceed stated limits and has recorded estimated reserves for the ultimate costs for both reported claims and claims incurred but not reported, which are not considered significant at December 31, 2013 and 2012.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 19 – Parent Company Financial Information

The Balance Sheets, Statements of Income, and Statements of Cash Flows for Sound Financial Bancorp (Parent Only) are presented below (dollars in thousands):

Balance sheets	December 31,
	2013	2012
Assets
Cash and cash equivalents	$1,502	$4,091
Investment in Sound Community Bank	44,243	38,813
Other assets	1,072	273
Total assets	$46,817	43,177
Liabilities and Stockholders’ Equity
Other liabilities	313	(280)
Total liabilities	313	(280)
Stockholders’ equity	46,504	43,457
Total liabilities and stockholders’ equity	$46,817	$43,177

Statements of Income	Year Ended December 31,
	2013	2012
Interest income	$52	$0
Other expenses	(197)	(188)
Loss before income tax benefit and equity in undistributed net income of subsidiary	(145)	(188)
Income tax benefit	51	64
Equity in undistributed earnings of subsidiary	4,034	2,764
Net income	$3,940	$2,640

Statements of Cash Flows	Year Ended December 31,
Cash flows from operating activities:	2013	2012
Net income	$3,940	$2,640
Adjustments to reconcile net income to net cash provided by operating activities
(Increase) decrease in other assets	(799)	71
Increase (decrease) in other liabilities	592	(492)
Change in undistributed equity of subsidiary	(4,034)	(2,764)
Net cash provided (used) by operating activities	(301)	(545)
Cash flows from investing activities:
Net change in ESOP loan receivable	302	254
Net cash provided by investing activities	302	254
Cash flows from financing activities:
Dividends paid	(388)	-
Proceeds from stock offering	-	11,538
Capital Contribution	(1,000)	(7,500)
Common stock repurchased	(1,202)	-
Net cash used by financing activities	(2,590)	4,038
Net increase (decrease) in cash	(2,589)	3,747
Cash and cash equivalents at beginning of year	4,091	344
Cash and cash equivalents at end of year	$1,502	$4,091

PART III

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2013, was carried out under the supervision and with the participation of the our Chief Executive Officer, Chief Financial Officer and several other members of our senior management team within the 90-day period preceding the filing of this annual report.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992.  Based on our assessment, we concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

(c)	Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide on management’s report in this annual report.

Item 9B.    Other Information

None.

Item 10.        Directors, Executive Officers and Corporate Governance

Directors

Information concerning the Company’s directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2014, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company and the Bank is contained under the heading “Executive Officers” under Part I, Item 1 of this Form 10-K and is incorporated herein by reference.

Section 16(a) Beneficial Ownership and Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of Sound Financial Bancorp’s common stock to report to the SEC their initial ownership of Sound Financial Bancorp’s common stock and any subsequent changes in that ownership.  Specific due dates for these reports have been established by the SEC, and Sound Financial Bancorp is required to disclose in its proxy statement any late filings or failures to file.  To our knowledge, based solely on a review of the copies of reports furnished to us and written representations relative to the filing of certain forms, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were met for transactions in our common stock during 2013.

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

Audit Committee and Audit Committee Financial Expert. Sound Financial Bancorp has an Audit Committee that is appointed by the Board of Directors to provide assistance to the Board in fulfilling its oversight responsibility relating to the integrity of our consolidated financial statements and the financial reporting processes, the systems of internal accounting and financial controls, compliance with legal and regulatory requirements, the annual independent audit of our consolidated financial statements, the independent auditors’ qualifications and independence, the performance of our internal audit function and independent auditors and any other areas of potential financial risk to Sound Financial Bancorp specified by its Board of Directors.  The Audit Committee also is responsible for the appointment, retention and oversight of our independent auditors, including pre-approval of all audit and non-audit services to be performed by the independent auditors.  During 2013, the Audit Committee was comprised of Directors Riojas (chair), Haddad and Jones, each of whom is “independent” as that term is defined for audit committee members in the Nasdaq Rules.  The Board of Directors has determined that Director Jones is an “audit committee financial expert” as defined in Item 407(e) of Regulation S-K of the Securities and Exchange Commission and that all of the Audit Committee members meet the financial literacy requirements under the Nasdaq listing standards.  Additional information concerning the Audit Committee is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2014 (except for information contained under the heading “Report of the Audit Committee”), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 11.           Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2014 (except for information contained under the heading “Report of the Audit Committee”), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2014, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Equity Compensation Plan Information.  The following table sets forth information as of December 31, 2013 with respect to compensation plans under which shares of common stock were issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity Incentive Plan approved by security holders	14,525	$8.44	18,830(1)
Equity Incentive Plan not approved by security holders	---	---	---
______________________
(1)	Consists of stock options and stock appreciation rights covering up to 18,830 shares of common stock and restricted stock and restricted stock units covering up to 0 shares of common stock.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2014, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 14.  Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2014 (except for information contained under the heading “Report of the Audit Committee”) a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

The following are contained in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2013 and 2012
Consolidated Statements of Income for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012
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

Sound Financial Bancorp, Inc.

Date: March 31, 2014	By:	/s/ Laura Lee Stewart
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

/s/ Laura Lee Stewart	/s/ Tyler K. Myers
Laura Lee Stewart, President and Director	Tyler K. Myers, Chairman of the Board
(Principal Executive Officer)	Date: March 31, 2014
Date: March 31, 2014

/s/ David S. Haddad, Jr.	/s/ Robert F. Carney
David S. Haddad, Jr., Director	Robert F. Carney, Director
Date: March 31, 2014	Date: March 31, 2014

/s/ Debra Jones	/s/ Milton L. McMullen
Debra Jones, Director	Milton L. McMullen, Director
Date: March 31, 2014	Date: March 31, 2014

/s/ Rogelio Riojas	/s/ James E. Sweeney
Rogelio Riojas, Director	James E. Sweeney, Director
Date: March 31, 2014	Date: March 31, 2014

/s/ Matthew P. Deines
Matthew P. Deines, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 31, 2014

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

10.9	2008 Equity Incentive Plan (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 2009 (File No. 000-52889))
10.10
Forms of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock Agreements under the 2008 Equity Incentive Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 29, 2009 (File No. 000-52889))

10.11	Summary of Annual Bonus Plan (incorporated herein by reference to the Registration Statement on Form SB-2 filed with the SEC on September 20, 2007 (File No. 333-146196))
10.12
2013 Equity Inventive Plan (included as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30,2013 and incorporated herein by reference (File No. 001-35633))

10.13
Form of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock Agreement under the 2013 Equity Incentive Plan (included as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference (File No. 001-35633))

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