Form 10-Q
period 2014-03-31
Sound Financial Bancorp, Inc.
filed 2014-05-14
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

As of May 12, 2014, there were 2,503,035 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$14,614	$15,334
Available-for-sale securities, at fair value	14,730	15,421
Loans held for sale	1,436	130
Loans	394,870	390,926
Allowance for loan losses	(4,176)	(4,177)
Total Loans, net	390,694	386,749
Accrued interest receivable	1,378	1,366
Bank-owned life insurance (“BOLI”), net	11,148	11,068
Other real estate owned (“OREO”) and repossessed assets, net	353	1,178
Mortgage servicing rights, at fair value	2,948	2,984
Federal Home Loan Bank (“FHLB”) stock, at cost	2,292	2,314
Premises and equipment, net	2,066	2,138
Other assets	3,926	3,929
Total assets	445,585	442,611
LIABILITIES
Deposits
Interest-bearing	325,940	313,745
Noninterest-bearing demand	37,407	34,594
Total deposits	363,347	348,339
Borrowings	28,060	43,221
Accrued interest payable	79	82
Other liabilities	6,581	4,103
Advance payments from borrowers for taxes and insurance	728	362
Total liabilities	398,795	396,107
COMMITMENTS AND CONTINGENCIES (NOTE 7)	-	-
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,503,035 and 2,510,810 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	25	25
Additional paid-in capital	23,123	23,829
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(1,369)	(1,369)
Retained earnings	25,149	24,288
Accumulated other comprehensive loss, net of tax	(138)	(269)
Total stockholders’ equity	46,790	46,504
Total liabilities and stockholders’ equity	$445,585	$442,611

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
INTEREST INCOME
Loans, including fees	$5,168	$4,504
Interest and dividends on investments, cash and cash equivalents	34	132
Total interest income	5,202	4,636
INTEREST EXPENSE
Deposits	561	501
Borrowings	49	68
Total interest expense	610	569
Net interest income	4,592	4,067
PROVISION FOR LOAN LOSSES	200	250
Net interest income after provision for loan losses	4,392	3,817
NONINTEREST INCOME
Service charges and fee income	536	598
Earnings on cash surrender value of bank-owned life insurance	80	78
Mortgage servicing income	(47)	127
Fair value adjustment on mortgage servicing rights	140	135
Other-than-temporary impairment losses on securities	-	(19)
Net gain on sale of loans	76	447
Total noninterest income	785	1,366
NONINTEREST EXPENSE
Salaries and benefits	2,067	1,687
Operations	892	967
Regulatory assessments	60	100
Occupancy	286	299
Data processing	344	288
Net loss on OREO and repossessed assets	83	675
Total noninterest expense	3,732	4,016
Income before provision for income taxes	1,445	1,167
Provision for income taxes	458	370
Net income	$987	$797

Earnings per common share:
Basic	$0.39	$0.31
Diluted	$0.38	$0.30
Weighted average number of common shares outstanding:
Basic	2,506,678	2,587,544
Diluted	2,604,036	2,645,109

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$987	$797
Available for sale securities:
Unrealized gains arising during the period, net of taxes of $67 and $16, respectively	131	31
Reclassification adjustments for other-than-temporary impairment, net of taxes of $0, and $6, respectively	-	13
Other comprehensive income, net of tax	131	44
Comprehensive income	$1,118	$841

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2014 and 2013 (unaudited)
(In thousands, except number of shares)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balances at December 31, 2012	2,587,544	$26	$24,789	$(1,598)	$20,736	$(496)	$43,457
Net income					797		797
Other comprehensive income, net of tax						44	44
Share-based compensation			43				43
Balances at March 31, 2013	2,587,544	$26	$24,832	$(1,598)	$21,533	$(452)	$44,341

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balances at December 31, 2013	2,510,810	$25	$23,829	$(1,369)	$24,288	$(269)	$46,504
Net income					987		987
Other comprehensive income, net of tax						131	131
Share-based compensation			198				198
Cash dividends on common stock ($0.05 per share)					(126)		(126)
Restricted stock awards	45,565	-					-
Common stock repurchased	(53,340)	-	(904)				(904)
Balances at March 31, 2014	2,503,035	$25	$23,123	$(1,369)	$25,149	$(138)	$46,790

See notes to condensed consolidated financial statements

 SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)
	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$987	$797
Adjustments to reconcile net income to net cash from operating activities
Accretion of net premium on investments	130	138
Other-than-temporary impairment losses on securities	-	19
Provision for loan losses	200	250
Depreciation and amortization	123	109
Compensation expense related to stock options and restricted stock	198	43
Fair value adjustment on mortgage servicing rights	(140)	(135)
Additions to mortgage servicing rights	(56)	(217)
Amortization of mortgage servicing rights	232	262
Increase in cash surrender value of BOLI	(80)	(78)
Gain on sale of loans	(76)	(447)
Proceeds from sale of loans	5,861	25,876
Originations of loans held for sale	(7,091)	(25,787)
Loss on sale and write-downs of OREO and repossessed assets	24	584
Change in operating assets and liabilities
Accrued interest receivable	(12)	(23)
Other assets	(64)	(431)
Accrued interest payable	(3)	(5)
Other liabilities	2,478	(3)
Net cash from operating activities	2,711	952
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available for sale securities	759	3.098
FHLB stock redeemed	22	22
Net increase in loans	(4,274)	(13,385)
Improvements to OREO and other repossessed assets	(12)	(33)
Proceeds from sale of OREO and other repossessed assets	942	310
Purchases of premises and equipment, net	(51)	(133)
Purchases of BOLI	-	(3,500)
Net cash used by investing activities	(2,614)	(13,621)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	15,008	4,644
Proceeds from borrowings	40,500	68,000
Repayment of borrowings	(55,661)	(64,161)
Dividends paid on common stock	(126)	-
Net change in advances from borrowers for taxes and insurance	366	254
Repurchase of common stock	(904)	-
Net cash from (used by) financing activities	(817)	8,737
Net decrease in cash and cash equivalents	(720)	(3,932)
Cash and cash equivalents, beginning of period	15,334	12,727
Cash and cash equivalents, end of period	$14,614	$8,795
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$375	$-
Interest paid on deposits and borrowings	$613	$574
Noncash net transfer from loans to OREO and repossessed assets	$129	$811

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation

The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Sound Financial Bancorp, Inc., and its wholly owned subsidiary, Sound Community Bank (the “Bank”, collectively, “we,” “us,” “our,” or the “Company”).  These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.  These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014 (“2013 Form 10-K”).  The results for the interim periods are not necessarily indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2013, included in the 2013 Form 10-K.

Certain amounts in the prior quarters’ consolidated financial statements have been reclassified to conform to the current presentation.  These classifications do not have an impact on previously reported consolidated net income, retained earnings, stockholders’ equity or earnings per share.

Note 2 – Accounting Pronouncements Recently Issued or Adopted

Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU ) 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40)”- This ASU clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  We will adopt the guidance effective the first quarter of 2015, and we do not anticipate any effect on our consolidated financial position or consolidated results of operations.

FASB ASU 2013-11, “Income Taxes (Topic 740)” - This ASU states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the Company to use, and the Company does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date.  The provisions of this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  We adopted the guidance effective first quarter of 2014 and the initial adoption had no effect on our consolidated financial position or consolidated results of operations.

FASB ASU 2013-04, “Liabilities” - This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP.  The amendments in this update are effective for fiscal years beginning after December 31, 2013.  We adopted the guidance effective first quarter of 2014 and the initial adoption did not have any effect on our consolidated financial position or consolidated results of operations.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3 – Investments

The amortized cost and fair value of our available-for-sale securities (“AFS”) and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated FairValue

March 31, 2014
Municipal bonds	$1,911	$85	$-	$1,996
Agency mortgage-backed securities	10,417	56	(132)	10,341
Non-agency mortgage-backed securities	2,612	102	(321)	2,393
Total	$14,940	$243	$(453)	$14,730

December 31, 2013
Municipal bonds	$1,911	$20	$-	$1,931
Agency mortgage-backed securities	11,228	38	(195)	11,071
Non-agency mortgage-backed securities	2,689	78	(348)	2,419
Total	$15,828	$136	$(543)	$15,421

The amortized cost and fair value of investments available-for-sale at March 31, 2014, by contractual maturity, are shown below (in thousands).  Expected maturities of investments available-for-sale may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At March 31, 2014
	Amortized Cost	Fair Value
Due in five to ten years	$1,911	$1,996
Due after ten years	13,029	12,734
Total	$14,940	$14,730

No securities were pledged to secure Washington State Public Funds as of March 31, 2014.  The Company has letters of credit with a notional amount of $36.5 million to secure public deposits.

There were no sales of available for sale securities during the three months ended March 31, 2014 and 2013.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables summarize at the dates indicated the aggregate fair value and gross unrealized loss by length of time of those investments that have been continuously in an unrealized loss position (in thousands):

	March 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$1,052	$(18)	$5,088	$(114)	$6,140	$(132)
Non-agency mortgage-backed securities	-	-	318	(321)	318	(321)
Total	$1,052	$(18)	$5,406	$(435)	$6,458	$(453)

	December 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$1,123	$(29)	$7,145	$(166)	$8,268	$(195)
Non-agency mortgage-backed securities	-	-	636	(348)	636	(348)
Total	$1,123	$(29)	$7,781	$(514)	$8,904	$(543)

The following table presents the cumulative roll forward of credit losses recognized in earnings during the three months ended March 31, 2014 and 2013 relating to the Company’s non-agency mortgage backed securities (in thousands):

	Three months ended March 31,
	2014	2013
Estimated credit losses, beginning balance	$450	$420
Additions for credit losses not previously recognized	-	19
Reduction for increases in cash flows	-	-
Reduction for realized losses	-	-
Estimated credit losses, ending balance	$450	$439

As of March 31, 2014, our securities portfolio consisted of 16 agency mortgage-backed securities, five non-agency mortgage-backed securities and five municipal securities with a fair value of $14.7 million.  At March 31, 2014, nine of the 16 agency mortgage-backed securities were in an unrealized loss position.  All of the agency mortgage-backed securities in an unrealized loss position at March 31, 2014 were issued or guaranteed by U.S. governmental agencies.  The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral.  It is expected that these securities will not be settled at a price less than the amortized cost of each investment.  Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because we do not intend to sell the securities in this class and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered an other-than-temporary impairment (“OTTI”).

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2014, one of the five non-agency mortgage-backed securities was in an unrealized loss position.  The unrealized loss was caused by changes in interest rates and market illiquidity causing a decline in the fair value subsequent to the purchase.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par.  While management does not intend to sell the non-agency mortgage-backed securities, and it is unlikely that the Company will be required to sell these securities before recovery of its amortized cost basis, management’s impairment evaluation indicates that certain securities possess qualitative and quantitative factors that suggest an OTTI.  These factors include, but are not limited to: the length of time and extent of the fair value declines, ratings agency down grades, the potential for an increased level of actual defaults, and the extension in duration of the securities.  In addition to the qualitative factors, management’s evaluation includes an assessment of quantitative evidence that involves the use of cash flow modeling and present value calculations as determined by considering the applicable OTTI accounting guidance.  The Company compares the present value of the current estimated cash flows to the present value of the previously estimated cash flows.  Accordingly, if the present value of the current estimated cash flows is less than the present value of the previous period’s present value, an adverse change is considered to exist and the security is considered OTTI.  The associated “credit loss” is the amount by which the security’s amortized cost exceeds the present value of the current estimated cash flows.  Based upon the results of the cash flow modeling, no security reflected OTTI during the three months ended March 31, 2014.  Estimating the expected cash flows and determining the present values of the cash flows involves the use of a variety of assumptions and complex modeling.  In developing its assumptions, the Company considers all available information relevant to the collectability of the applicable security, including information about past events, current conditions, and reasonable and supportable forecasts.  Furthermore, the Company asserts that the cash flows used in the determination of OTTI are its “best estimate” of cash flows.

Note 4 – Loans

The composition of the loan portfolio at the dates indicated, excluding loans held for sale, was as follows (in thousands):

	At March 31, 2014	At December 31, 2013
Real estate loans:
One- to four- family	$120,142	$117,739
Home equity	34,782	35,155
Commercial and multifamily	155,040	157,516
Construction and land	42,951	44,300
Total real estate loans	352,915	354,710
Consumer loans:
Manufactured homes	13,030	13,496
Other consumer	9,927	10,284
Total consumer loans	22,957	23,780
Commercial business loans	20,266	13,668
Total loans	396,138	392,158
Deferred fees	(1,268)	(1,232)
Total loans, gross	394,870	390,926
Allowance for loan losses	(4,176)	(4,177)
Total loans, net	$390,694	$386,749

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2014 (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$341	$152	$-	$27	$124	$3	$-	$-	$647
Collectively evaluated for impairment	584	377	1,832	213	62	97	99	265	3,529
Ending balance	$925	$529	$1,832	$240	$186	$100	$99	$265	$4,176
Loans receivable:
Individually evaluated for impairment	$4,787	$1,666	$3,012	$207	$644	$23	$130	$-	$10,469
Collectively evaluated for impairment	115,355	33,116	152,028	42,744	12,386	9,904	20,136	-	385,669
Ending balance	$120,142	$34,782	$155,040	$42,951	$13,030	$9,927	$20,266	$-	$396,138

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2013 (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$356	$150	$1	$28	$116	$3	$55	$-	$709
Collectively evaluated for impairment	1,559	631	299	290	93	106	47	443	3,468
Ending balance	$1,915	$781	$300	$318	$209	$109	$102	$443	$4,177
Loans receivable:
Individually evaluated for impairment	$4,608	$1,597	$3,716	$209	$646	$32	$503	$-	$11,311
Collectively evaluated for impairment	113,131	33,558	153,800	44,091	12,850	10,252	13,165	-	380,847
Ending balance	$117,739	$35,155	$157,516	$44,300	$13,496	$10,284	$13,668	$-	$392,158

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the activity in loan losses for the three months ended March 31, 2014 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$1,915	$(65)	$1	$(926)	$925
Home equity	781	(34)	29	(247)	529
Commercial and multifamily	300	(38)	1	1,569	1,832
Construction and land	318	-	-	(78)	240
Manufactured homes	209	(88)	1	64	186
Other consumer	109	(11)	3	(1)	100
Commercial business	102	-	-	(3)	99
Unallocated	443	-	-	(178)	265
Total	$4,177	$(236)	$35	$200	$4,176

The following table summarizes the activity in loan losses for the three months ended March 31, 2013 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$1,417	$(69)	$-	$(49)	$1,299
Home equity	997	(147)	2	151	1,003
Commercial and multifamily	492	(192)	32	195	527
Construction and land	217	(7)	-	77	287
Manufactured homes	260	(24)	-	(19)	217
Other consumer	146	(11)	8	35	178
Commercial business	218	(44)	-	26	200
Unallocated	501	-	-	(166)	335
Total	$4,248	$(494)	$42	$250	$4,046

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

When we classify problem loans as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address the risk specifically (if the loan is impaired) or we may allow the loss to be addressed in the general allowance (if the loan is not impaired).  General allowances represent loss reserves which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem loans.  When the Company classifies problem loans as a loss, we charge off such assets in the period in which they are deemed uncollectible.  Assets that do not currently expose us to sufficient risk to warrant classification as substandard, doubtful or loss but possess identified weaknesses are classified as either watch or special mention assets.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Federal Deposit Insurance Corporation (“FDIC”), which can order the establishment of additional loss allowances.  Pass rated loans are loans that are not otherwise classified or criticized.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table represents the internally assigned grades as of March 31, 2014 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:
Pass	$107,990	$30,509	$149,699	$42,091	$11,570	$9,490	$19,804	$371,153
Watch	10,429	3,382	3,084	757	1,298	421	352	19,723
Special Mention	126	-	1,477	-	-	-	110	1,713
Substandard	1,597	891	780	103	162	16	-	3,549
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$120,142	$34,782	$155,040	$42,951	$13,030	$9,927	$20,266	$396,138

The following table represents the internally assigned grades as of December 31, 2013 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:
Pass	$106,044	$30,940	$151,461	$43,436	$11,966	$9,812	$12,821	$366,480
Watch	9,854	3,340	3,100	761	1,454	448	365	19,322
Special Mention	46	98	2,135	-	-	-	482	2,761
Substandard	1,795	777	820	103	76	24	-	3,595
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$117,739	$35,155	$157,516	$44,300	$13,496	$10,284	$13,668	$392,158

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

The following table presents the recorded investment in nonaccrual loans as of March 31, 2014 and December 31, 2013, by type of loan (in thousands):

	March 31, 2014	December 31, 2013
One- to four- family	$484	$401
Home equity	200	124
Manufactured homes	74	32
Other consumer	-	1
Total	$758	$558

The following table represents the aging of the recorded investment in past due loans as of March 31, 2014 by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to four- family	$1,314	$-	$484	$-	$1,798	$118,344	$120,142
Home equity	615	40	200	-	855	33,927	34,782
Commercial and multifamily	780	-	-	-	780	154,260	155,040
Construction and land	-	-	-	-	-	42,951	42,951
Manufactured homes	19	24	74	-	117	12,913	13,030
Other consumer	15	1	-	-	16	9,911	9,927
Commercial business	-	-	-	-	-	20,266	20,266
Total	$2,743	$65	$758	$-	$3,566	$392,572	$396,138

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table represents the aging of the recorded investment in past due loans as of December 31, 2013 by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to four- family	$1,460	$537	$401	$321	$2,719	$115,020	$117,739
Home equity	618	214	124	-	956	34,199	35,155
Commercial and multifamily	377	-	-	-	377	157,139	157,516
Construction and land	-	-	-	-	-	44,300	44,300
Manufactured homes	146	94	-	-	240	13,256	13,496
Other consumer	8	-	1	-	9	10,275	10,284
Commercial business	109	-	-	-	109	13,559	13,668
Total	$2,718	$845	$526	$321	$4,410	$387,748	$392,158

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

The following table represents the credit risk profile based on payment activity as of March 31, 2014 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Performing	$119,433	$34,484	$154,260	$42,951	$12,956	$9,927	$20,266	$394,277
Nonperforming	709	298	780	-	74	-	-	1,861
Total	$120,142	$34,782	$155,040	$42,951	$13,030	$9,927	$20,266	$396,138

The following table represents the credit risk profile based on payment activity as of December 31, 2013 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Performing	$116,967	$34,933	$156,696	$44,300	$13,390	$10,283	$13,668	$390,237
Nonperforming	772	222	820	-	106	1	-	1,921
Total	$117,739	$35,155	$157,516	$44,300	$13,496	$10,284	$13,668	$392,158

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents loans individually evaluated for impairment as of March 31, 2014 by type of loan (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
One-to four- family	$691	$920	$-
Home equity	284	344	-
Commercial and multifamily	1,535	1,575	-
Construction and land	21	21	-
Manufactured homes	86	93	-
Other consumer	-	-	-
Commercial business	20	20	-
Total	2,637	2,973	-
With an allowance recorded:
One-to four- family	4,096	4,119	341
Home equity	1,382	1,464	152
Commercial and multifamily	1,477	1,477	-
Construction and land	186	186	27
Manufactured homes	558	558	124
Other consumer	23	23	3
Commercial business	110	110	-
Total	7,832	7,937	647
Totals:
One-to-four family	4,787	5,039	341
Home equity	1,666	1,808	152
Commercial and multifamily	3,012	3,052	-
Construction and land	207	207	27
Manufactured homes	644	651	124
Other consumer	23	23	3
Commercial business	130	130	-
Total	$10,469	$10,910	$647

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents loans individually evaluated for impairment as of December 31, 2013 by type of loan (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
One-to four- family	$533	$723	$-
Home equity	245	294	-
Commercial and multifamily	1,995	1,995	-
Construction and land	21	21	-
Manufactured homes	98	98	-
Other consumer	17	17	-
Commercial business	336	337	-
Total	3,245	3,485	-
With an allowance recorded:
One-to four- family	4,075	4,086	356
Home equity	1,352	1,362	150
Commercial and multifamily	1,721	1,721	1
Construction and land	188	187	28
Manufactured homes	549	549	116
Other consumer	15	15	3
Commercial business	166	166	55
Total	8,066	8,086	709
Totals:
One-to four- family	4,608	4,809	356
Home equity	1,597	1,656	150
Commercial and multifamily	3,716	3,716	1
Construction and land	209	208	28
Manufactured homes	647	647	116
Other consumer	32	32	3
Commercial business	502	503	55
Total	$11,311	$11,571	$709

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the average net investment in impaired loans and interest income recognized and received on impaired loans as of March 31, 2014 and 2013 by type of loan (in thousands):

	Three Months Ended
	March 31, 2014		March 31, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four- family	$612	$6	$2,341	$10
Home equity	265	2	874	3
Commercial and multifamily	1,765	13	1,328	2
Construction and land	21	-	259	-
Manufactured homes	92	2	84	1
Other consumer	9	-	8	-
Commercial business	178	-	668	33
Total	2,941	23	5,562	49
With an allowance recorded:
One-to four- family	4,086	48	3,820	30
Home equity	1,367	16	866	6
Commercial and multifamily	1,599	23	243	1
Construction and land	187	3	76	-
Manufactured homes	554	11	555	3
Other consumer	19	-	45	-
Commercial business	138	2	265	4
Total	7,949	103	5,870	44
Totals:
One-to four- family	4,698	54	6,161	40
Home equity	1,632	18	1,740	9
Commercial and multifamily	3,364	36	1,571	3
Construction and land	208	3	335	-
Manufactured homes	646	13	639	4
Other consumer	28	-	53	-
Commercial business	316	2	933	37
Total	$10,890	$126	$11,432	$93

Forgone interest on nonaccrual loans was $68,000 and $87,000 at March 31, 2014 and 2013, respectively.  There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual, TDR or impaired at March 31, 2014 or December 31, 2013.

Troubled debt restructurings.  Loans classified as TDRs totaled $6.5 million and $6.4 million at March 31, 2014 and December 31, 2013, respectively, and are included in impaired loans.  The Company has granted in its TDRs a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

There was one new TDRs that occurred during the three months ended March 31, 2014.

The following table presents new TDRs by type of modification that occurred during the three months ended March 31, 2014 (in thousands):

	Three months ended March 31, 2014
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
One-to four- family	1	$-	$-	$-	$176	$176
Total	1	$-	$-	$-	$176	$176

The following table presents new TDRs by type of modification that occurred during the three months ended March 31, 2013 (in thousands):

	Three months ended March 31, 2013
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
One-to four- family	3	$-	$-	$-	$878	$878
Total	3	$-	$-	$-	$878	$878

There were no post-modification changes for the recorded investment in loans that were recorded as a result of the TDRs for the three months ended March 31, 2014 and 2013, respectively.

The following table represents loans modified as TDRs within the previous 12 months for which there was a payment default during the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three Months Ended March 31,
	2014	2013
One-to four- family	$-	$202
Home equity	98	115
Commercial and multifamily	583
Commercial business	-	540
Total	$681	$857

For the preceding tables, a loan is considered in default when a payment is 31 days past due.  At March 31, 2014, two TDRs secured by commercial real estate and modified within the previous 12 months were 30-59 days past and none were on nonaccrual status.  A single one- to four- family property was three months past due as of March 31, 2013 and was on nonaccrual status.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5 – Fair Value Measurements

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether or not recognized or recorded at fair value as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$14,614	$14,614	$14,614	$-	$-
Available for sale securities	14,730	14,730	-	12,337	2,393
Loans held for sale	1,436	1,436	-	1,436	-
Loans, net	390,694	390,578	-	-	390,578
Accrued interest receivable	1,378	1,378	1,378	-	-
Bank-owned life insurance, net	11,148	11,148	-	11,148	-
Mortgage servicing rights	2,948	2,948	-	-	2,948
FHLB stock	2,292	2,292	-	-	2,292
FINANCIAL LIABILITIES:
Non-maturity deposits	199,026	199,026	-	199,026	-
Time deposits	164,321	165,337	-	165,337	-
Borrowings	28,060	27,972	-	27,972	-
Accrued interest payable	79	79	-	79	-

	December 31, 2013		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$15,334	$15,334	$15,334	$-	$-
Available for sale securities	15,421	15,421	-	13,002	2,419
Loans held for sale	130	130	-	130	-
Loans, net	386,749	385,685	-	-	385,685
Accrued interest receivable	1,366	1,366	1,366	-	-
Bank-owned life insurance, net	11,068	11,068	-	11,068	-
Mortgage servicing rights	2,984	2,984	-	-	2,984
FHLB Stock	2,314	2,314	-	-	2,314
FINANCIAL LIABILITIES:
Non-maturity deposits	190,811	190,811	-	190,811	-
Time deposits	157,528	158,652	-	158,652	-
Borrowings	43,221	43,118	-	43,118	-
Accrued interest payable	82	82	-	82	-

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the balance of assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

	Fair Value at March 31, 2014
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$1,996	$-	$1,996	$-
Agency mortgage-backed securities	10,341	-	10,341	-
Non-agency mortgage-backed securities	2,393	-	-	2,393
Mortgage servicing rights	2,948	-	-	2,948

	Fair Value at December 31, 2013
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$1,931	$-	$1,931	$-
Agency mortgage-backed securities	11,071	-	11,071	-
Non-agency mortgage-backed securities	2,419	-	-	2,419
Mortgage servicing rights	2,984	-	-	2,984

For the three months ended March 31, 2014 and 2013 there were no transfers between Level 1 and Level 2 nor between Level 2 and Level 3.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2014:

Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	101-462% (208%)
		Discount rate	8-12% (10%)
Non-agency mortgage-backed securities	Discounted cash flow	Discount rate	(8%)

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Beginning balance, at fair value	$2,419	$2,773
OTTI impairment losses	-	(19)
Principal payments	(77)	(133)
Change in unrealized loss	51	76
Ending balance, at fair value	$2,393	$2,697

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Mortgage servicing rights are measured at fair value using significant unobservable input (Level 3) on a recurring basis and a reconciliation of this asset can be found in Note 6 – Mortgage Servicing Rights.

The following table presents the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at March 31, 2014
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$353	$-	$-	$353
Impaired loans	10,469	-	-	$10,469

	Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$1,178	$-	$-	$1,178
Impaired loans	11,311	-	-	11,311

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at March 31, 2014 or December 31, 2013.

The following table provides a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at March 31, 2014:

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

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At March 31, 2014 and December 31, 2013, loans held for sale were carried at cost.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6 – Mortgage Servicing Rights

The unpaid principal balances of loans serviced for Federal National Mortgage Association at March 31, 2014 and December 31, 2013, totaled approximately $353.3 million and $359.2 million, respectively, and was not included in the Company’s financial statements.

A summary of the change in the balance of mortgage servicing rights during the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Beginning balance, at fair value	$2,984	$2,306
Servicing rights that result from transfers of financial assets	56	217
Changes in fair value:
Due to changes in model inputs or assumptions(1)	140	135
Other(2)	(232)	(262)
Ending balance, at fair value	$2,948	$2,396
__________________
(1) Represents changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates
(2) Represents changes due to collection or realization of expected cash flows over time.

The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	At March 31,
	2014	2013
Prepayment speed (Public Securities Association “PSA” model)	208%	310%
Weighted-average life (years)	6.3	4.5
Yield to maturity discount rate	10.0%	10.0%

The amount of contractually specified servicing, late and ancillary fees earned and recorded in mortgage servicing income on the Consolidated Statements of Income was ($47,000) and $127,000 for the three months ended March 31, 2014 and 2013, respectively.

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

Note 8 – Borrowings

The Company utilizes a loan agreement with the FHLB of Seattle. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial and multifamily portfolio based on the outstanding balance.  At March 31, 2014, the amount available to borrow under this agreement was approximately 35% of the Bank’s total assets, or up to $154.8 million, subject to the availability of eligible collateral.  Based on eligible collateral, the total amount available under this agreement as of March 31, 2014 and December 31, 2013 was $120.4 million and $116.8 million, respectively.  The Company had outstanding borrowings under this arrangement of $28.1 million and $43.2 million at March 31, 2014 and December 31, 2013, respectively.  Additionally, the Company had outstanding letters of credit from the FHLB with a notional amount of $36.5 million at March 31, 2014 and December 31, 2013 to secure public deposits.  The net remaining amount available under our loan agreement with the FHLB as of March 31, 2014 and December 31, 2013, was $55.9 million and $37.1 million, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The Company participates in the Federal Reserve Bank Borrower-in-Custody program, which gives the Company access to the discount window.  The terms of the program call for a pledge of specific assets.  The Company had unused borrowing capacity of $19.1 million and $19.2 million and no outstanding borrowings under this program at March 31, 2014 and December 31, 2013, respectively.

The Company has access to a Fed Funds line of credit from the Pacific Coast Banker’s Bank.  The line has a two-year term maturing on June 30, 2016 and is renewable biannually.  At March 31, 2014 and December 31, 2013, the amount available under this line of credit was $2.0 million.  There was no balance on this line of credit as of March 31, 2014 and December 31, 2013, respectively.

The Company has access to a Fed Funds line of credit from Zions Bank under a Fed Funds Sweep and Line Agreement established September 26, 2013.  The agreement allows access to a Fed Funds line of up to $9.0 million and requires the Company to maintain cash balances with Zions Bank of $250,000.  The agreement has no maturity date.  There was no balance on this line of credit as of March 31, 2014 and December 31, 2013.

Note 9 – Earnings Per Common Share

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

ESOP shares are considered outstanding for basic and diluted earnings per share when the shares are committed to be released.

Earnings per common share are summarized for the periods presented in the following table (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Net income	$987	$797
Less net income attributable to participating securities(1)	17	17
Net income available to common shareholders	$970	$780
Weighted average number of shares outstanding, basic	2,507	2,588
Effect of potentially dilutive common shares(2)	97	57
Weighted average number of shares outstanding, diluted	2,604	2,645
Earnings per share, basic	$0.39	$0.31
Earnings per share, diluted	$0.38	$0.30
 (1) Represents dividends paid and undistributed earnings allocated to non-vested restricted stock awards.
(2) Represents the effect of the assumed exercise of stock options and vesting of non-participating restricted shares, based on the treasury stock method.

There were no shares considered anti-dilutive for the three months ended March 31, 2014 or 2013.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10 – Stock-based Compensation

Stock Options and Restricted Stock

The Company currently has two existing Equity Incentive Plans, a 2008 Equity Incentive Plan (the “2008 Plan”) and a 2013 Equity Incentive Plan (the “2013 Plan”, and together with the 2008 Plan, the “Plans”), both of which were approved by shareholders.  The Plans permit the grant of restricted stock, restricted stock units, stock options, and stock appreciation rights.  Under the 2008 Plan, 126,287 shares of common stock were approved for awards for stock options and stock appreciation rights and 50,514 shares of common stock were approved for awards for restricted stock and restricted stock units, which amounts were adjusted pursuant to the 2008 Plan in connection with the Company’s “2nd Step” conversion to a full public company.  Under the 2013 Plan, 141,750 shares of common stock were approved for awards for stock options and stock appreciation rights and 56,700 shares of common stock were approved for awards for restricted stock and restricted stock units.

As of March 31, 2014, awards for stock options totaling 212,887 shares and awards for restricted stock totaling 93,292 shares of Company common stock have been granted under the Plans to participants, net of any forfeitures.  During the three months ended March 31, 2014 and 2013, share-based compensation expense totaled $198,000 and $43,000 respectively.  All of the awards granted under the 2008 Plan to date provide for the recipient’s award to vest in 20 percent annual increments commencing one year from the grant date.  All of the stock option awards granted under the 2013 Plan to date provide for the recipient’s award to vest in 20 percent annual increments commencing one year from the grant date.  The restricted stock awards granted under the 2013 Plan to date provide for the immediate vesting of 20% of the recipient’s restricted stock award, with the balance of the awards vesting in five equal annual installments commencing one year from the grant date.  The options are exercisable for a period of 10 years from the date of grant, subject to vesting.

Stock Option Awards

The following is a summary of the Company’s stock option plan awards during the period ended March 31, 2014:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at the beginning of the year	107,456	$8.92	5.84	$857,499
Granted	105,431	$16.80
Exercised	-	-
Forfeited	-
Expired	-	-
Outstanding at March 31, 2014	212,887	$12.82	7.69	$3,682,945
Exercisable	91,606	$9.00	5.19	$1,584,784
Expected to vest, assuming a 0% forfeiture rate over the vesting term	212,887	$12.82	7.69	$3,682,945

As of March 31, 2014, there was $818,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  The cost is expected to be recognized over the remaining weighted-average vesting period of 2.67 years.

The fair value of each option award is estimated on the date of grant using a Black-Scholes model that uses the assumptions noted in the table below:

Annual dividend yield	1.20%
Expected volatility	46.84%
Risk-free interest rate	2.33%
Expected term	7.5 years
Weighted-average grant date fair value per option granted	$7.69

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

Restricted Stock Awards

The fair value of the restricted stock awards is equal to the fair value of the Company’s stock at the date of grant.  Compensation expense is recognized over the vesting period that the awards are based.  The restricted stock awards granted under the 2008 Plan to date provide for vesting in 20 percent annual increments commencing one year from the grant date.  The restricted stock awards under the 2013 Plan to date vested 20% of a recipient’s award immediately with the full compensation expense associated with those shares recognized in the first quarter of 2014.  The balance of an individual’s award vests in five equal annual installments commencing one year from the grant date with the remaining compensation expense recognized over the five year vesting period of the remaining awards.

The following is a summary of the Company’s non-vested restricted stock awards during the three months ended March 31, 2014:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-vested at January 1, 2014	14,525	$8.44
Granted	45,565	16.87
Vested	(15,946)	16.87
Forfeited	-
Expired	-
Non-vested at March 31, 2014	44,144	$15.58	$17.30
Expected to vest assuming a 0% forfeiture rate over the vesting term	44,144	$15.58	$17.30

The aggregate intrinsic value of the non-vested restricted stock options as of March 31, 2014 was $764,000.

As of March 31, 2014, there was $669,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plan remaining.  The cost is expected to be recognized over the weighted-average vesting period of 2.67 years.

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company.  In August 2012, in conjunction with the Company’s “2nd Step” conversion to a full public company, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company.  Both loans are being repaid principally by the Bank through contributions to the ESOP over a period of ten years.  The interest rate on the loans is fixed at 4.0% and 2.25%, per annum, respectively.  At March 31, 2014, the remaining balances of the ESOP loans were $521,000 and $914,000, respectively.

Neither the loan balances nor the related interest expense are reflected on the condensed consolidated financial statements.

At March 31, 2014, the ESOP was committed to release 21,443 shares of the Company’s common stock to participants and held 131,129 unallocated shares remaining to be released in future years.  The fair value of the 131,129 restricted shares held by the ESOP trust was $2.3 million at March 31, 2014.  ESOP compensation expense included in salaries and benefits was $79,000 and $76,000 for the three months ended March 31, 2014 and 2013.

Note 11 – Subsequent Event

On April 29, 2014, the Company declared a quarterly cash dividend of $0.05 per common share, payable on May 27, 2014 to shareholders of record at the close of business May 13, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

•
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

General

Sound Financial Bancorp, a Maryland corporation, is a stock holding company for its wholly owned subsidiary, Sound Community Bank (the “Bank”).  Substantially all of Sound Financial Bancorp’s business is conducted through Sound Community Bank, a Washington state-chartered commercial bank.  As a Washington commercial bank, the Bank’s regulators are the Washington State Department of Financial Institutions (“WDFI”) and the FDIC.  The Board of Governors of the Federal Reserve System (“Federal Reserve”) is the primary federal regulator for the Company.

Sound Community Bank’s deposits are insured up to applicable limits by the FDIC.  At March 31, 2014, Sound Financial Bancorp had total consolidated assets of $445.6 million, net loans of $390.7 million, deposits of $363.3 million and stockholders’ equity of $46.8 million.  The shares of Sound Financial Bancorp are traded on The NASDAQ Capital Market under the symbol “SFBC.”  Our executive offices are located at 2005 5th Avenue, Suite 200, Seattle, Washington, 98121.

Our principal business consists of attracting retail deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial and multifamily, consumer and commercial business loans and construction and land loans.  We offer a wide variety of secured and unsecured consumer loan products, including manufactured home loans, automobile loans, boat loans and recreational vehicle loans.  As part of our business, we focus on residential mortgage loan originations, some of which we sell to Fannie Mae.  We sell these loans with servicing retained to maintain the direct customer relationship and to continue providing strong customer service to our borrowers.

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

Critical Accounting Policies

Certain of our accounting policies are important to an understanding of our financial condition, since they require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for other-than-temporary impairment of securities, accounting for mortgage servicing rights, accounting for other real estate owned and accounting for deferred income taxes.  Our methodologies for analyzing the allowance for loan losses, mortgage servicing rights, other real estate owned and deferred tax asset accounts are described in our 2013 Form
10-K.  There have been no significant changes in the Company’s application of accounting policies since December 31, 2013.

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

General.   Total assets increased by $3.0 million, or 0.7% to $445.6 million at March 31, 2014 from $442.6 million at December 31, 2013.  This increase was primarily the result of a $4.0 million, or 1.0%, increase in our net loan portfolio, partially offset by a $1.4 million, or 4.6%, decrease in cash, cash equivalents and available for sale securities and an $825,000 decrease in OREO and other repossessed assets.  A $15.0 million increase in deposits was used to primarily to pay down outstanding borrowings and fund the increase in loans.

Cash and Securities.  Cash, cash equivalents and our available-for-sale securities in the aggregate decreased by $1.4 million, or 4.6%, to $29.3 million at March 31, 2014.  Cash and cash equivalents decreased by $720,000, or 4.7%, to $14.6 million at March 31, 2014.  Available-for-sale securities, which consist primarily of agency mortgage-backed securities, decreased by $691,000, or 4.5%, from $15.4 million at December 31, 2013 to $14.7 million at March 31, 2014 as a result of normal pay-downs and maturities, with the net proceeds being reinvested into loans.

At March 31, 2014, our available-for-sale securities portfolio consisted of $2.4 million of non-agency mortgage-backed securities.  These securities present a higher credit risk than agency mortgage-backed securities and municipal bonds, of which we had $10.3 million and $2.0 million, respectively, at March 31, 2014.  In order to monitor the increased risk, management receives and reviews a credit surveillance report from a third party semiannually, which evaluates these securities based on a number of factors, including its credit scores, loan-to-value ratios, geographic locations, delinquencies and loss histories of the underlying mortgage loans.  This analysis is prepared in order to project future losses based on various home price depreciation scenarios over a three-year horizon.  Based on these reports, management ascertains the appropriate value for these securities and, during the three months ended March 31, 2014, recorded no other-than-temporary impairment charges on these non-agency securities.  Please see Note 3 – Investments in the Notes to Consolidated Financial Statements under Item 1 of this report.  The current market environment significantly limits our ability to mitigate our exposure to value changes in these more risky securities by selling them, and we do not anticipate these conditions to change significantly throughout the year.  Accordingly, if the market and economic environment impacting the loans supporting these securities continues to deteriorate, we could determine that an other-than-temporary impairment must be recorded on these securities, as well as on any other securities in our portfolio.  As a result, our future earnings, equity, regulatory capital and ongoing operations could be materially adversely affected.

Loans.  Our total loan portfolio, excluding loans held for sale, increased $4.0 million, or 1.0%, from $392.2 million at December 31, 2013 to $396.1 million at March 31, 2014.  Loans held for sale increased $1.3 million from $130,000 at December 31, 2013 to $1.4 million at March 31, 2014.

The following table reflects the changes in the types of loans in our portfolio at March 31, 2014, as compared to December 31, 2013 (dollars in thousands):

	March 31, 2014	December 31, 2013	Amount Change	Percent Change
One-to-four-family	$120,142	$117,739	$2,403	2.0%
Home equity	34,782	35,155	(373)	(1.1)
Commercial and multifamily	155,040	157,516	(2,476)	(1.6)
Construction and land	42,951	44,300	(1,349)	(3.0)
Manufactured homes	13,030	13,496	(466)	(3.5)
Other consumer	9,927	10,284	(357)	(3.5)
Commercial business	20,266	13,668	6,598	48.3
Total loans	$396,138	$392,158	$3,980	1.0%

The most significant change in our loan portfolio was an increase in our commercial business loans.  These types of loans increased as a result of our strategy of further diversifying our loan portfolio by attracting these non-real estate types of loans.  At March 31, 2014, our loan portfolio remained well-diversified with commercial and multifamily real estate loans accounting for 39.1% of the portfolio, of which 29.4% were owner-occupied.  Residential real estate loans accounted for 30.3% of the portfolio.  Home equity, manufactured and other consumer loans accounted for 14.6% of the portfolio. Construction and land accounted for 10.8% of the portfolio and commercial business loans accounted for the remaining 5.1% of total loans.

Mortgage Servicing Rights.  At March 31, 2014, we had $2.9 million in mortgage servicing rights recorded at fair value compared to $3.0 million at December 31, 2013.  The decrease was the result of lower average balances of serviced loans as a result of reduced refinancing activity and lower purchase activity due to seasonality in the home buying market.  We record mortgage servicing rights on loans sold to Fannie Mae with servicing retained and upon acquisition of a servicing portfolio.  We stratify our capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  Mortgage servicing rights are carried at fair value.  If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.

Nonperforming Assets.  At March 31, 2014, nonperforming assets totaled $2.2 million, or 0.50% of total assets, compared to $3.1 million, or 0.70% of total assets at December 31, 2013.

The table below sets forth the amounts and categories of nonperforming assets at the dates indicated (dollars in thousands):

	Nonperforming Assets
	At March 31, 2014	At December 31, 2013	Amount Change	Percent Change
Nonaccrual loans	$758	$558	$200	35.8%
Accruing loans 90 days or more delinquent	-	321	(321)	(100.0)
Nonperforming restructured loans	1,103	1,042	61	5.9
OREO and repossessed assets	353	1,178	(825)	(70.0)
Total nonperforming assets	$2,214	$3,099	$(885)	(28.6)%

Nonperforming loans to total loans decreased to 0.50% of total gross loans at March 31, 2014 from 0.70% at December 31, 2013.  This reflects a $60,000 decrease in nonperforming loans during the three months ended March 31, 2014.  Our largest nonperforming loans at March 31, 2014 consisted of three commercial real estate loans secured by property located in Clallam County, Washington and totaled $780,000 in the aggregate.

OREO and repossessed assets decreased during the three months ended March 31, 2014, primarily due to improving economic conditions in our market and our continued focus on credit administration.  During the three months ended March 31, 2014, we repossessed one personal residence and three manufactured homes.  We sold eig ht personal residences and one manufactured home at an aggregate loss of $25,000.  Our largest OREO at March 31, 2014, consisted of a one- to four- family home with a recorded value of $127,000 located in Clallam County, Washington.  Our next largest OREO properties were a $54,000 manufactured home located in Clallam County, Washington and a $50,000 one- to four- family home located in Pierce County, Washington.

Allowance for Loan Losses.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of evaluation in accordance with generally accepted accounting principles in the United States.  It is our best estimate of probable incurred credit losses in our loan portfolio.

Our allowance for loan losses at March 31, 2014 was $4.2 million, or 1.06% of total loans receivable compared to $4.2 million, or 1.07% of total loans receivable at December 31, 2013.  The allowance for loan losses reflects the $200,000 provision for loan losses established during the three months ended March 31, 2014.

The following table reflects the adjustments in our allowance during the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$4,177	$4,248
Charge-offs	(236)	(494)
Recoveries:	35	42
Net charge-offs	(201)	(452)
Provisions charged to operations	200	250
Balance at end of period	$4,176	$4,046

Ratio of net charge-offs during the period to average loans outstanding during the period	0.20%	0.54%
Allowance as a percentage of nonperforming loans	224.40%	176.30%
Allowance as a percentage of total loans (end of period)	1.06%	1.19%

Specific loan loss reserves decreased $62,000 at March 31, 2014 compared to December 31, 2013, while general loan loss reserves increased $61,000 at March 31, 2014, compared to December 31, 2013.  Net charge-offs for the three months ended March 31, 2014 were $201,000, or 0.20% of average loans on an annualized basis, compared to $452,000, or 0.54% of average loans for the same period in 2013.  The decrease in net charge-offs was primarily due to improving economic conditions in our market area and continued efforts in credit administration and collections.  As of March 31, 2014, the allowance for loan losses as a percentage of total loans receivable and nonperforming loans was 1.06% and 224.40%, respectively, compared to 1.07% and 217.44%, respectively, at December 31, 2013.  The allowance for loan losses as a percentage of total loans receivable decreased primarily as a result improved credit metrics related to both specific and general reserves. This includes a decrease in expected losses on loans individually evaluated for impairment as a percentage of these loans and a decrease in expected losses on loans collectively evaluated for impairment.  The decrease in loans individually evaluated is due to lower past due and impaired loans as a percentage of the overall loan portfolio and improving values for real estate in the markets where we lend.  The increase in loans collectively evaluated is due to an increase in loans receivable and an evaluation by management of a longer look-back period in calculating the historical loss ratios. Management will continue to evaluate the appropriate loss periods given changes in the economic environment and nature of the risks within the loan portfolio. The allowance for loan losses as a percentage of nonperforming loans increased due to a $60,000 decrease in nonperforming loans from $1.92 million as of December 31, 2013 to $1.86 million as of March 31, 2014.

Deposits.  Total deposits increased by $15.0 million, or 4.3%, to $363.3 million at March 31, 2014 from $348.3 million at December 31, 2013, primarily as a result of a $10.1 million increase in interest-bearing demand accounts and a $6.8 million, or 4.3%, increase in certificate of deposit accounts.  This increase was partially offset by a $5.3 million, or 9.0%, decrease in money market accounts. The increases were primarily a result of retail and marketing efforts during the period as we continued our emphasis on attracting relatively low-cost core deposit accounts.  The decrease in money market was primarily of result of customers placing these funds in higher yielding certificate or interest-bearing demand accounts.

A summary of deposit accounts with the corresponding weighted average cost of funds is presented below (dollars in thousands):

	As of March 31, 2014		As of December 31, 2013
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$33,931	0.00%	$31,877	0.00%
Interest-bearing demand	80,729	0.45	70,639	0.37
Savings	27,111	0.15	26,509	0.14
Money market	53,779	0.27	59,069	0.30
Certificates	164,321	1.06	157,528	1.13
Escrow	3,476	0.00	2,717	0.00
Total deposits	$363,347	0.63%	$348,339	0.64%

Borrowings.  FHLB advances decreased $15.2 million, or 35.1%, to $28.1 million at March 31, 2014, with a weighted-average cost of 0.53%, from $43.2 million at December 31, 2013, with a weighted-average cost of 0.53%.  We rely on FHLB advances to fund interest-earning assets when deposits alone cannot fully fund interest-earning asset growth.  This reliance on borrowings, rather than deposits, may increase our overall cost of funds.

Stockholders’ Equity.  Total stockholders’ equity increased $286,000, or 0.7%, to $46.8 million at March 31, 2014.  This increase reflects $987,000 in net income and other comprehensive income of $131,000 which was partially offset by $904,000 in stock repurchases and dividends of $125,000.

Comparison of Results of Operation for the Three Months Ended March 31, 2014 and 2013

General.  Net income increased $190,000 to $987,000, or $0.38 per diluted common share, for the three months ended March 31, 2014, compared to $797,000, or $0.30 per diluted common share, for the three months ended March 31, 2013.  The primary reasons for the improvement in comparative periods were an increase in net interest income and decreases in noninterest expense and provision for loan losses, which were partially offset by lower gain on sale of loans and lower mortgage servicing income.

Interest Income.  Interest income increased by $566,000, or 12.2%, to $5.2 million for the three months ended March 31, 2014, from $4.6 million for the three months ended March 31, 2013.  The increase in interest income primarily reflected the increase in the average balance of interest-earning assets.  In particular, our average balance of loans receivable outpaced the decline in the weighted average yield on our interest-earning assets during the three months ended March 31, 2014 as compared to the same period last year.

Our weighted average yield on interest-earning assets was 4.99% for the three months ended March 31, 2014, compared to 5.19% for the three months ended March 31, 2013.  The weighted average yield on loans decreased to 5.24% for the three months ended March 31, 2014, from 5.37% for the three months ended March 31, 2013.  The average balance of gross loans receivable increased $58.9 million, or 17.6% for the three months ended March 31, 2014 as compared to the same period last year.  The weighted average yield on available-for-sale securities (including OTTI) was 0.91% for the three months ended March 31, 2014, compared to 2.12% for the three months ended March 31, 2013, reflecting higher average balances of agency mortgage-backed securities and municipal bonds, which generate a lower yield than non-agency mortgage-backed securities.  The average balance of available-for-sale securities decreased $6.4 million or 29.8% for the three months ended March 31, 2014 as compared to the same period last year.

Interest Expense.  Interest expense increased $41,000, or 7.2%, to $610,000 for the three months ended March 31, 2014, from $569,000 for the three months ended March 31, 2013.  This increase reflects a $43.6 million increase in the average balances of deposits and an $8.0 million increase in the average balances of FHLB advances notwithstanding a decrease on rates paid on deposits and FHLB advances during the period.  Our weighted average cost of interest-bearing liabilities was 0.68% for the three months ended March 31, 2014, compared to 0.74% for the three months ended March 31, 2013.

Interest paid on deposits increased $60,000, or 12.0%, to $561,000 for the three months ended March 31, 2014, from $501,000 for the three months ended March 31, 2013.  This increase resulted from higher average balances of deposits outstanding in the period, partially offset by slightly lower weighted average cost of deposits.  We experienced a one basis point decrease in the average rate paid on deposits during the three months ended March 31, 2014, compared to the same period in 2013.  This decrease in average rates was primarily a result of the re-pricing of matured certificates of deposit, most of which we were able to retain at lower rates.

Interest expense on borrowings decreased $19,000, or 27.9%, to $49,000 for the three months ended March 31, 2014 from $68,000 for the three months ended March 31, 2013.  The decrease was a result of a 40 basis point decrease in our cost of borrowings to 0.53% for the three months ended March 31, 2014 from 0.93% during the three months ended March 31, 2013.  This decrease was partially offset by an $8.0 million, or 27.3%, increase in the average balance of borrowings outstanding for the period.

Net Interest Income.  Net interest income increased $525,000, or 12.9%, to $4.6 million for the three months ended March 31, 2014, from $4.1 for the three months ended March 31, 2013.  The increase for three months ended March 31, 2014 resulted from increased interest income due to higher average loan balances.  Our average yield on loans receivable decreased during the three months ended March 31, 2014 as compared to the same period last year as new loan originations are pricing lower than pay downs and paid loans which reflects the continued low rate environment.  Our net interest margin was 4.41% for the three months ended March 31, 2014, compared to 4.55% for the three months ended March 31, 2013.

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

A provision of $200,000 was made during the three months ended March 31, 2014, compared to a provision of $250,000 during the three months ended March 31, 2013.  The reduced provision primarily reflects declines in loan charge-offs and nonperforming loans offset by higher average loan balances and changes in the composition of our loan portfolio.

For the three months ended March 31, 2014, the annualized percentage of net charge-offs to average loans decreased 34 basis points to 0.20% from 0.54% for the three months ended March 31, 2013.  The ratio of nonperforming loans to total loans decreased 16 basis points to 0.47% at March 31, 2014 from 0.63% at March 31, 2013.

Noninterest Income.  Noninterest income decreased $581,000, or 42.5%, to $785,000 for the three months ended March 31, 2014, as compared to $1.4 million for the three months ended March 31, 2013 as reflected below (dollars in thousands):

	Three Months Ended March 31,		Amount	Percent
	2014	2013	Change	Change
Service charges and fee income	$536	$598	$(62)	(10.4)%
Earnings on cash surrender value of BOLI	80	78	2	2.6
Mortgage servicing income	(47)	127	(174)	(137.0)
Fair value adjustment on mortgage servicing rights	140	135	5	3.7
Other-than-temporary impairment losses	-	(19)	19	(100.0)
Net gain on sale of loans	76	447	(371)	(83.0)
Total noninterest income	$785	$1,366	$(581)	(42.5)%

The decline in mortgage servicing income and lower gain on sale of loans was a result of reduced refinance activity and lower purchase activity due to seasonality in the home buying market.  Service charges and fee income declined primarily due to lower loan fee income due to lower volumes of originated loans.  The decrease in OTTI was a result of improving credit trends in the Company’s non-agency mortgage-backed securities

Noninterest Expense.  Noninterest expense decreased $284,000, or 7.1%, to $3.7 million during the three months ended March 31, 2014 as compared to $4.0 million during the three months ended March 31, 2013, as reflected below (dollars in thousands):

	Three Months Ended March 31,		Amount	Percent
	2014	2013	Change	Change
Salaries and benefits	$2,067	$1,687	$380	22.5%
Operations	892	967	(75)	(7.8)
Regulatory assessments	60	100	(40)	(40.0)
Occupancy	286	299	(13)	(4.3)
Data processing	344	288	56	19.4
Losses and expenses on OREO and repossessed assets	83	675	(592)	(87.7)
Total noninterest expense	$3,732	$4,016	$(284)	(7.1)%

Salaries and benefits expense increased during the three months ended March 31, 2014, primarily due to a modest increase in full time equivalent employees.  Data processing expenses increased primarily due to the expansion of online and mobile technology offerings.  Regulatory assessments were lower due to a decrease in FDIC insurance assessments and the Bank’s change from a national to state charter resulting in lower operating assessments charged by the Bank’s primary regulator, WDFI.    Losses and expenses on OREO and repossessed assets decreased primarily due to lower levels of OREO and other repossessed assets during the three months ended March 31, 2014 as compared to the same period last year.

Income Tax Expense.   For the three months ended March 31, 2014, we incurred income tax expense of $458,000 on our pre-tax income as compared to $370,000 for the three months ended March 31, 2013.  The effective tax rates for the three months ended March 31, 2014 and 2013 were 31.7% for both periods.

Liquidity

The Management Discussion and Analysis in Item 7 of the Company’s 2013 Form 10-K contains an overview of the Company’s and the Bank’s liquidity management, sources of liquidity and cash flows.  This discussion updates that disclosure for the three months ended March 31, 2014.

The Bank’s primary sources of funds are deposits, principal and interest payments on loans and borrowings.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank’s primary investing activity is loan originations.  The Bank maintains liquidity levels it believes to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  At March 31, 2014, the Bank had $29.3 million in cash and investment securities available for sale and $1.4 million in loans held for sale generally available for its cash needs.  Also, based on existing collateral pledged, the Bank had the ability to borrow an additional $55.9 million in Federal Home Loan Bank advances, $19.1 million through the Federal Reserve’s Discount Window, $9.0 million through a Fed Funds line at Zions Bank and $2.0 million through a Fed Funds line at Pacific Coast Banker’s Bank.  The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At March 31, 2014, outstanding loan commitments, including unused lines and letters of credit totaled $61.9 million.  Certificates of deposit scheduled to mature in one year or less at March 31, 2014, totaled $97.4 million.  Based on our competitive pricing, we believe that a majority of maturing deposits will remain with the Bank.

As disclosed in our Condensed Consolidated Statements of Cash Flows in Item 1 of this Quarterly Report on Form 10-Q, cash and cash equivalents decreased $720,000 to $14.6 million as of March 31, 2014, from $15.3 million as of December 31, 2013.  Net cash provided by operating activities was $2.7 million for the three months ended March 31, 2014.  Net cash of $2.6 million was used in investing activities during the three months ended March 31, 2014 and consisted principally of loan originations, net of principal repayments.  The $817,000 of cash used by financing activities during the three months ended March 31, 2014 was primarily a result of $15.0 million net increase in deposits used to pay down $15.2 million in FHLB advances.

As a separate legal entity from the Bank, the Company must provide for its own liquidity.  At March 31, 2014, the Company, on an unconsolidated basis, had $471,000 in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.  The Company’s principal source of liquidity is dividends from the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the three months ended March 31, 2014, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet loan commitments at March 31, 2014, is as follows (in thousands):

Off-balance sheet loan commitments:	At March 31, 2014
Residential mortgage commitments	$4,921
Undisbursed portion of loans closed	28,176
Unused lines of credit	28,285
Irrevocable letters of credit	513
Total loan commitments	$61,895

Capital

Sound Community Bank is subject to minimum capital requirements imposed by regulations of the FDIC.  Based on its capital levels at March 31, 2014, Sound Community Bank exceeded these requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a “well-capitalized” status under the regulatory capital categories of the FDIC.  Based on capital levels at March 31, 2014, Sound Community Bank was considered to be well-capitalized under applicable regulatory requirements.  Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank’s “well-capitalized” status.

The actual regulatory capital amounts and ratios calculated for Sound Community Bank at March 31, 2014 were as follows (dollars in thousands):

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2014
Tier 1 Capital to average assets	$ 44,826	10.15%	$ 17,669	≥	4.0%	$ 22,086	≥	5.0%
Tier 1 Capital to risk-weighted assets	$ 44,826	12.95%	$ 13,844	≥	4.0%	$ 20,766	≥	6.0%
Total Capital to risk-weighted assets	$ 49,002	14.16%	$ 27,687	≥	8.0%	$ 34,609	≥	10.0%

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

The Company provided information about market risk in Item 7A of its 2013 Form 10-K.  There have been no material changes in our market risk since our 2013 Form 10-K.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act")), as of March 31, 2014, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the three months ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1   Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A Risk Factors

Not required; the Company is a smaller reporting company.

Item 2   Unregistered Sales of Equity Securities and use of Proceeds

The following table sets forth information for the three months ended March 31, 3014 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2014 – January 30, 2014	39,200	$16.91	115,200	14,140
February 1 – February 28, 2014	5,000	$16.85	120,200	9,140
March 1, 2014 – March 31, 2014	9,140	$17.20	129,340	--
Total	53,340	$16.97	129,340

On August 23, 2013, the Company announced that its board of directors authorized the Company to purchase up to 129,340 shares of common stock in the open market or privately negotiated transaction from time to time over a twelve month period subject to market conditions and other factors.  The stock repurchase program was completed on March 11, 2014.

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

             ¯In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not            subject to liability under those section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: May 14, 2014	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President and Chief Executive Officer

Date: May 14, 2014	By:	/s/ Matthew P. Deines
Matthew P. Deines
Executive Vice President and Chief Financial Officer