Form 10-Q
period 2014-06-30
Sound Financial Bancorp, Inc.
filed 2014-08-13
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER 001-35633

Sound Financial Bancorp, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland	45-5188530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2005 5th Avenue, Suite 200, Seattle, Washington	98121
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (206) 448-0884

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]  NO [   ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]   NO [   ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting Company.  See definition of "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]    NO [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

As of August 12, 2014, there were 2,515,920 shares of the registrant's common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$28,866	$15,334
Available-for-sale securities, at fair value	14,082	15,421
Loans held for sale	1,921	130
Loans	403,938	390,926
Allowance for loan losses	(4,191)	(4,177)
Total Loans, net	399,747	386,749
Accrued interest receivable	1,391	1,366
Bank-owned life insurance ("BOLI"), net	11,235	11,068
Other real estate owned ("OREO") and repossessed assets, net	319	1,178
Mortgage servicing rights, at fair value	2,993	2,984
Federal Home Loan Bank ("FHLB") stock, at cost	2,270	2,314
Premises and equipment, net	2,006	2,138
Other assets	4,110	3,929
Total assets	468,940	442,611
LIABILITIES
Deposits
Interest-bearing	328,984	313,745
Noninterest-bearing demand	44,928	34,594
Total deposits	373,912	348,339
Borrowings	39,899	43,221
Accrued interest payable	71	82
Other liabilities	6,497	4,103
Advance payments from borrowers for taxes and insurance	374	362
Total liabilities	420,753	396,107
COMMITMENTS AND CONTINGENCIES (NOTE 7)	-	-
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,515,920 and 2,510,810 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	25	25
Additional paid-in capital	23,169	23,829
Unearned shares - Employee Stock Ownership Plan ("ESOP")	(1,369)	(1,369)
Retained earnings	26,239	24,288
Accumulated other comprehensive income (loss), net of tax	123	(269)
Total stockholders' equity	48,187	46,504
Total liabilities and stockholders' equity	$468,940	$442,611

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
INTEREST INCOME
Loans, including fees	$5,179	$4,838	$10,348	$9,342
Interest and dividends on investments, cash and cash equivalents	61	48	95	180
Total interest income	5,240	4,886	10,443	9,522
INTEREST EXPENSE
Deposits	552	498	1,112	999
Borrowings	44	46	94	114
Total interest expense	596	544	1,206	1,113
Net interest income	4,644	4,342	9,237	8,409
PROVISION FOR LOAN LOSSES	200	450	400	700
Net interest income after provision for loan losses	4,444	3,892	8,837	7,709
NONINTEREST INCOME
Service charges and fee income	700	551	1,234	1,150
Earnings on cash surrender value of bank-owned life insurance	86	74	167	152
Mortgage servicing income	80	184	33	311
Fair value adjustment on mortgage servicing rights	144	250	284	385
Other-than-temporary impairment losses on securities	-	(11)	-	(30)
Net gain on sale of loans	110	310	187	756
Total noninterest income	1,120	1,358	1,905	2,724
NONINTEREST EXPENSE
Salaries and benefits	1,958	1,705	4,025	3,392
Operations	1,009	991	1,901	1,958
Regulatory assessments	75	82	135	182
Occupancy	327	309	613	608
Data processing	328	318	672	606
Net loss on OREO and repossessed assets	78	164	161	838
Total noninterest expense	3,775	3,569	7,507	7,584
Income before provision for income taxes	1,789	1,681	3,235	2,849
Provision for income taxes	573	539	1,032	910
Net income	$1,216	$1,142	$2,203	$1,939

Earnings per common share:
Basic	$0.48	$0.44	$0.88	$0.75
Diluted	$0.47	$0.43	$0.85	$0.74
Weighted average number of common shares outstanding:
Basic	2,510	2,587	2,508	2,587
Diluted	2,601	2,638	2,602	2,636

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$1,216	$1,142	$2,203	$1,939
Available for sale securities:
Unrealized gains arising during the period, net of taxes of $135, $48, $202 and $65, respectively	261	94	392	126
Reclassification adjustments for other-than-temporary impairment, net of taxes of $0, $4, $0 and $10, respectively	-	7	-	20
Other comprehensive income, net of tax	261	101	392	146
Comprehensive income	$1,477	$1,243	$2,595	$2,085

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2014 and 2013 (unaudited)
(In thousands, except number of shares)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders' Equity
Balances at December 31, 2012	2,587,544	$26	$24,789	$(1,598)	$20,736	$(496)	$43,457
Net income					1,939		1,939
Other comprehensive income, net of tax						146	146
Share-based compensation			84				84
Restricted stock forfeited and retired	(734)
Cash dividends on common stock ($0.05 per share)					(129)		(129)
Balances at June 30, 2013	2,586,810	$26	$24,873	$(1,598)	$22,546	$(350)	$45,497

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders' Equity
Balances at December 31, 2013	2,510,810	$25	$23,829	$(1,369)	$24,288	$(269)	$46,504
Net income					2,203		2,203
Other comprehensive income, net of tax						392	392
Share-based compensation			244				244
Cash dividends on common stock ($0.05 per share)					(252)		(252)
Restricted stock awards issued	45,565
Common stock repurchased	(53,340)		(904)				(904)
Exercise of options	12,885
Balances at June 30, 2014	2,515,920	$25	$23,169	$(1,369)	$26,239	$123	$48,187

See notes to condensed consolidated financial statements

 SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)
	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,203	$1,939
Adjustments to reconcile net income to net cash from operating activities
Accretion of net premium on investments	232	279
Other-than-temporary impairment losses on securities	-	30
Provision for loan losses	400	700
Depreciation and amortization	246	223
Compensation expense related to stock options and restricted stock	244	84
Fair value adjustment on mortgage servicing rights	(284)	(385)
Additions to mortgage servicing rights	(185)	(495)
Amortization of mortgage servicing rights	460	516
Increase in cash surrender value of BOLI	(167)	(152)
Gain on sale of loans	(187)	(756)
Proceeds from sale of loans	18,992	74,937
Originations of loans held for sale	(20,596)	(74,534)
Loss on sale and write-downs of OREO and repossessed assets	52	776
Change in operating assets and liabilities
Accrued interest receivable	(25)	(53)
Other assets	(383)	(422)
Accrued interest payable	(11)	(11)
Other liabilities	2,394	437
Net cash from operating activities	3,385	3,113
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available for sale securities	1,701	5,847
FHLB stock redeemed	44	44
Net increase in loans	(13,709)	(33,999)
Improvements to OREO and other repossessed assets	(12)	(33)
Proceeds from sale of OREO and other repossessed assets	1,130	1,835
Purchases of premises and equipment, net	(114)	(200)
Purchases of BOLI	-	(3,500)
Net cash used by investing activities	(10,960)	(30,006)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	25,573	7,431
Proceeds from borrowings	88,500	160,000
Repayment of borrowings	(91,822)	(141,322)
Dividends paid on common stock	(252)	(129)
Net change in advances from borrowers for taxes and insurance	12	(54)
Repurchase of common stock	(904)	-
Net cash from financing activities	21,107	25,926
Net decrease in cash and cash equivalents	13,532	(967)
Cash and cash equivalents, beginning of period	15,334	12,727
Cash and cash equivalents, end of period	$28,866	$11,760
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$375	$730
Interest paid on deposits and borrowings	$1,217	$1,124
Noncash net transfer from loans to OREO and repossessed assets	$311	$1,265

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation

The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Sound Financial Bancorp, Inc., and its wholly owned subsidiary, Sound Community Bank.  References in this document to Sound Financial Bancorp refer to Sound Financial Bancorp, Inc. and its predecessor, Sound Financial, Inc., a federal corporation, and references to the "Bank" refer to Sound Community Bank.  References to "we," "us," and "our" or the "Company" means Sound Financial Bancorp and its wholly-owned subsidiary, Sound Community Bank unless the context otherwise requires.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC").  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.  These unaudited financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014 ("2013 Form 10-K").  The results for the interim periods are not necessarily indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2013, included in the 2013 Form 10-K.  Certain amounts in the prior quarters' consolidated financial statements have been reclassified to conform to the current presentation.  These classifications do not have an impact on previously reported consolidated net income, retained earnings, stockholders' equity or earnings per share.

Note 2 – Accounting Pronouncements Recently Issued or Adopted

In July 2013, the Financial Accounting Standards Board "FASB" issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  No new recurring disclosures are required.  The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date.  Retrospective application is permitted.  The adoption of ASU No. 2013-11 did not have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects.  ASU 2014-04 permits an entity to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit).  The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and should be applied prospectively.  The Company is currently reviewing the requirements of ASU No. 2014-01, but does not expect the ASU to have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon foreclosure.  ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2)
the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and can be applied with a modified retrospective transition method or prospectively.  The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates Topic 606 and supersedes Topic 605, Revenue Recognition.  The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  The standard is effective for public entities for interim and annual periods beginning after December 15, 2016; early adoption is not permitted.  For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application.  The Company is currently evaluating the provisions of ASU No. 2014-09 to determine the potential impact the new standard will have on the Company's consolidated financial statements.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires additional disclosures about repurchase agreements and other similar transactions.  The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings.  The ASU also requires new and expanded disclosures. This ASU is effective for the first interim or annual period beginning after December 15, 2014.  The adoption of ASU No. 2014-11 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards.  The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  The amendments in this ASU can be applied prospectively or retrospectively and are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted.  The Company is currently reviewing the requirements of ASU No. 2014-12, but does not expect the ASU to have a material impact on the Company's consolidated financial statements.

Note 3 – Investments

The amortized cost and fair value of our available-for-sale ("AFS") securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2014
Municipal bonds	$1,911	$136	$-	$2,047
Agency mortgage-backed securities	9,442	91	(82)	9,451
Non-agency mortgage-backed securities	2,542	103	(61)	2,584
Total	$13,895	$330	$(143)	$14,082
December 31, 2013
Municipal bonds	$1,911	$20	$-	$1,931
Agency mortgage-backed securities	11,228	38	(195)	11,071
Non-agency mortgage-backed securities	2,689	78	(348)	2,419
Total	$15,828	$136	$(543)	$15,421

The amortized cost and fair value of AFS securities at June 30, 2014, by contractual maturity, are shown below (in thousands).  Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At June 30, 2014
	Amortized Cost	Fair Value
Due in five to ten years	$1,911	$2,047
Due after ten years	11,984	12,035
Total	$13,895	$14,082

No securities were pledged to secure Washington State Public Funds as of June 30, 2014.  The Company has letters of credit with a notional amount of $36.5 million to secure public deposits which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

There were no sales of AFS securities during the three or six months ended June 30, 2014 and 2013.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables summarize at the dates indicated the aggregate fair value and gross unrealized loss by length of time of those investments that have been continuously in an unrealized loss position (in thousands):

	June 30, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$651	$(9)	$3,643	$(73)	$4,294	$(82)
Non-agency mortgage-backed securities	-	-	548	(61)	548	(61)
Total	$651	$(9)	$4,191	$(134)	$4,842	$(143)

	December 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$1,123	$(29)	$7,145	$(166)	$8,268	$(195)
Non-agency mortgage-backed securities	-	-	636	(348)	636	(348)
Total	$1,123	$(29)	$7,781	$(514)	$8,904	$(543)

The following table presents the cumulative roll forward of credit losses recognized in earnings during the three and six months ended June 30, 2014 and 2013 relating to the Company's non- agency mortgage backed securities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Estimated credit losses, beginning balance	$450	$439	$450	$420
Additions for credit losses not previously recognized	-	11	-	30
Reduction for increases in cash flows	-	-	-	-
Reduction for realized losses	-	-	-	-
Estimated credit losses, ending balance	$450	$450	$450	$450

At June 30, 2014, our securities portfolio consisted of 15 agency mortgage-backed securities, five non-agency mortgage-backed securities and five municipal securities with a fair value of $14.1 million.  At December 31, 2013, our securities portfolio consisted of 17 agency mortgage-backed securities, five non-agency mortgage-backed securities and five municipal bonds with a fair value of $15.4 million.  At June 30, 2014, five of the 15 agency mortgage-backed securities were in an unrealized loss position compared to 11 of the 17 agency mortgage-backed securities at December 31, 2013.  All of the agency mortgage-backed securities in an unrealized loss position at June 30, 2014 and December 31, 2013 were issued or guaranteed by U.S. governmental agencies.  The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral.  It is expected that these securities will not be settled at a price less than the amortized cost of each investment.  Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because we do not intend to sell the securities in this class and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered an other-than-temporary impairment ("OTTI").

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2014, one of the five non-agency mortgage-backed securities was in an unrealized loss position compared to two of the five non-agency mortgage-backed securities in an unrealized loss position at December 31, 2013.  The unrealized loss was caused by changes in interest rates and market illiquidity causing a decline in the fair value subsequent to the purchase.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par.  While management does not intend to sell the non-agency mortgage-backed securities, and it is unlikely that the Company will be required to sell these securities before recovery of its amortized cost basis, management's impairment evaluation indicates that certain securities possess qualitative and quantitative factors that suggest an OTTI.  These factors include, but are not limited to: the length of time and extent of the fair value declines, ratings agency down grades, the potential for an increased level of actual defaults, and the extension in duration of the securities.  In addition to the qualitative factors, management's evaluation includes an assessment of quantitative evidence that involves the use of cash flow modeling and present value calculations as determined by considering the applicable OTTI accounting guidance.  The Company compares the present value of the current estimated cash flows to the present value of the previously estimated cash flows.  Accordingly, if the present value of the current estimated cash flows is less than the present value of the previous period's present value, an adverse change is considered to exist and the security is considered OTTI.  The associated "credit loss" is the amount by which the security's amortized cost exceeds the present value of the current estimated cash flows.  Based upon the results of the cash flow modeling, no security reflected OTTI during the three and six months ended June 30, 2014.  Estimating the expected cash flows and determining the present values of the cash flows involves the use of a variety of assumptions and complex modeling.  In developing its assumptions, the Company considers all available information relevant to the collectability of the applicable security, including information about past events, current conditions, and reasonable and supportable forecasts.  Furthermore, the Company asserts that the cash flows used in the determination of OTTI are its "best estimate" of cash flows.

Note 4 – Loans

The composition of the loan portfolio at the dates indicated, excluding loans held for sale, was as follows (in thousands):
	At June 30, 2014	At December 31, 2013
Real estate loans:
One- to four- family	$121,690	$117,739
Home equity	35,222	35,155
Commercial and multifamily	154,017	157,516
Construction and land	47,172	44,300
Total real estate loans	$358,101	354,710
Consumer loans:
Manufactured homes	13,025	13,496
Other consumer	11,764	10,284
Total consumer loans	24,789	23,780
Commercial business loans	22,346	13,668
Total loans	405,236	392,158
Deferred fees	(1,298)	(1,232)
Total loans, gross	403,938	390,926
Allowance for loan losses	(4,191)	(4,177)
Total loans, net	$399,747	$386,749

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2014 (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$280	$133	$-	$26	$72	$1	$-	$-	$512
Collectively evaluated for impairment	592	313	1,790	234	65	86	137	462	3,679
Ending balance	$872	$446	$1,790	$260	$137	$87	$137	$462	$4,191
Loans receivable:
Individually evaluated for impairment	$4,553	$1,624	$2,987	$204	$534	$21	$128	$-	$10,051
Collectively evaluated for impairment	117,137	33,598	151,030	46,968	12,491	11,743	22,218	-	395,185
Ending balance	$121,690	$35,222	$154,017	$47,172	$13,025	$11,764	$22,346	$-	$405,236

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2013 (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$356	$150	$1	$28	$116	$3	$55	$-	$709
Collectively evaluated for impairment	1,559	631	299	290	93	106	47	443	3,468
Ending balance	$1,915	$781	$300	$318	$209	$109	$102	$443	$4,177
Loans receivable:
Individually evaluated for impairment	$4,608	$1,597	$3,716	$209	$646	$32	$503	$-	$11,311
Collectively evaluated for impairment	113,131	33,558	153,800	44,091	12,850	10,252	13,165	-	380,847
Ending balance	$117,739	$35,155	$157,516	$44,300	$13,496	$10,284	$13,668	$-	$392,158

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the activity in loan losses for the three months ended June 30, 2014 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$925	$-	$-	$(53)	$872
Home equity	529	(74)	4	(13)	446
Commercial and multifamily	1,832	(8)	-	(34)	1,790
Construction and land	240	-	-	20	260
Manufactured homes	186	(89)	4	36	137
Other consumer	100	(26)	4	9	87
Commercial business	99	-	-	38	137
Unallocated	265	-	-	197	462
Total	$4,176	$(197)	$12	$200	$4,191

The following table summarizes the activity in loan losses for the six months ended June 30, 2014 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$1,915	$(65)	$1	$(979)	$872
Home equity	781	(108)	33	(260)	446
Commercial and multifamily	300	(46)	1	1,537	1,790
Construction and land	318	-	-	(58)	260
Manufactured homes	209	(177)	5	98	137
Other consumer	109	(37)	7	8	87
Commercial business	102	-	-	35	137
Unallocated	443	-	-	19	462
Total	$4,177	$(433)	$47	$400	$4,191

The following table summarizes the activity in loan losses for the three months ended June 30, 2013 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$1,299	$(257)	$-	$506	$1,548
Home equity	1,003	(74)	4	(43)	890
Commercial and multifamily	527	-	2	54	583
Construction and land	287	-	-	160	447
Manufactured homes	217	(30)	-	80	267
Other consumer	178	(16)	6	(14)	154
Commercial business	200	(2)	-	(101)	97
Unallocated	335	-	-	(192)	143
Total	$4,046	$(379)	$12	$450	$4,129

The following table summarizes the activity in loan losses for the six months ended June 30, 2013 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries		Provision	Ending Allowance
One-to four- family	$1,417	$(326)	$		$457	$1,548
Home equity	997	(221)		6	108	890
Commercial and multifamily	492	(192)		34	249	583
Construction and land	217	(7)		-	237	447
Manufactured homes	260	(54)		-	61	267
Other consumer	146	(27)		14	21	154
Commercial business	218	(46)		-	(75)	97
Unallocated	501	-		-	(358)	143
Total	$4,248	$(873)		$54	$700	$4,129

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
When we classify problem loans as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address the risk specifically (if the loan is impaired) or we may allow the loss to be addressed in the general allowance (if the loan is not impaired).  General allowances represent loss reserves which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem loans.  When the Company classifies problem loans as a loss, we charge off such assets in the period in which they are deemed uncollectible.  Assets that do not currently expose us to sufficient risk to warrant classification as substandard, doubtful or loss but possess identified weaknesses are classified as either watch or special mention assets.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Federal Deposit Insurance Corporation ("FDIC"), which can order the establishment of additional loss allowances.  Pass rated loans are loans that are not otherwise classified or criticized.
The following table represents the internally assigned grades as of June 30, 2014 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:
Pass	$109,889	$30,903	$148,722	$46,513	$11,692	$11,445	$21,948	$381,112
Watch	10,136	3,369	3,059	557	1,271	305	398	19,095
Special Mention	199	13	-	-	-	-	-	212
Substandard	1,466	937	2,236	102	62	14	-	4,817
Doubtful	--	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$121,690	$35,222	$154,017	$47,172	$13,025	$11,764	$22,346	$405,236

The following table represents the internally assigned grades as of December 31, 2013 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:
Pass	$106,044	$30,940	$151,461	$43,436	$11,966	$9,812	$12,821	$366,480
Watch	9,854	3,340	3,100	761	1,454	448	365	19,322
Special Mention	46	98	2,135	-	-	-	482	2,761
Substandard	1,795	777	820	103	76	24	-	3,595
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$117,739	$35,155	$157,516	$44,300	$13,496	$10,284	$13,668	$392,158

Nonaccrual and Past Due Loans.  Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.  Loans are automatically placed on nonaccrual once the loan is 90 days past due or sooner if, in management's opinion, the borrower may be unable to meet payment of obligations as they become due, as well as when required by regulatory provisions.

The following table presents the recorded investment in nonaccrual loans as of June 30, 2014 and December 31, 2013, by type of loan (in thousands):
	June 30, 2014	December 31, 2013
One- to four- family	$375	$401
Home equity	303	124
Manufactured homes	-	32
Other consumer	-	1
Total	$678	$558

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table represents the aging of the recorded investment in past due loans as of June 30, 2014 by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Still Accruing	Total Past Due	Current	Total Loans
One-to four- family	$-	$477	$375	$108	$960	$120,730	$121,690
Home equity	473	150	166	-	789	34,433	35,222
Commercial and multifamily	813	-	-	-	813	153,204	154,017
Construction and land	55	-	-	-	55	47,117	47,172
Manufactured homes	74	7	-	14	95	12,930	13,025
Other consumer	7	5	-	-	12	11,752	11,764
Commercial business	-	-	-	-	-	22,346	22,346
Total	$1,422	$639	$541	$122	$2,724	$402,512	$405,236

The following table represents the aging of the recorded investment in past due loans as of December 31, 2013 by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Still Accruing	Total Past Due	Current	Total Loans
One-to four- family	$1,460	$537	$401	$321	$2,719	$115,020	$117,739
Home equity	618	214	124	-	956	34,199	35,155
Commercial and multifamily	377	-	-	-	377	157,139	157,516
Construction and land	-	-	-	-	-	44,300	44,300
Manufactured homes	146	94	-	-	240	13,256	13,496
Other consumer	8	-	1	-	9	10,275	10,284
Commercial business	109	-	-	-	109	13,559	13,668
Total	$2,718	$845	$526	$321	$4,410	$387,748	$392,158

Nonperforming Loans.  Loans are considered nonperforming when they are placed on nonaccrual and/or when they are considered to be nonperforming troubled debt restructurings ("TDRs") and/or when they are 90 days or greater past due and still accruing.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind.  Nonperforming TDRs include TDRs that do not have sufficient payment history (typically greater than six months) to be considered performing or TDRs that have become 31 or more days past due.

The following table represents the credit risk profile based on payment activity as of June 30, 2014 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Performing	$120,756	$34,821	$153,253	$47,172	$12,986	$11,760	$22,346	$403,094
Nonperforming	934	401	764	-	39	4	-	2,142
Total	$121,690	$35,222	$154,017	$47,172	$13,025	$11,764	$22,346	$405,236

The following table represents the credit risk profile based on payment activity as of December 31, 2013 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Performing	$116,967	$34,933	$156,696	$44,300	$13,390	$10,283	$13,668	$390,237
Nonperforming	772	222	820	-	106	1	-	1,921
Total	$117,739	$35,155	$157,516	$44,300	$13,496	$10,284	$13,668	$392,158

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

The following table presents loans individually evaluated for impairment as of June 30, 2014 by type of loan (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
One-to four- family	$2,206	$2,338	$-
Home equity	803	803	-
Commercial and multifamily	2,987	3,037	-
Construction and land	122	122	-
Manufactured homes	101	118	-
Other consumer	14	14	-
Commercial business	128	128	-
Total	6,361	6,560	-
With an allowance recorded:
One-to four- family	2,347	2,347	280
Home equity	821	917	133
Commercial and multifamily	-	-	-
Construction and land	82	82	26
Manufactured homes	433	434	72
Other consumer	7	7	1
Commercial business	-	-	-
Total	3,690	3,787	512
Totals:
One-to-four family	4,553	4,685	280
Home equity	1,624	1,720	133
Commercial and multifamily	2,987	3,037	-
Construction and land	204	204	26
Manufactured homes	534	552	72
Other consumer	21	21	1
Commercial business	128	128	-
Total	$10,051	$10,347	$512

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents loans individually evaluated for impairment as of December 31, 2013 by type of loan (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
One-to four- family	$533	$723	$-
Home equity	245	294	-
Commercial and multifamily	1,995	1,995	-
Construction and land	21	21	-
Manufactured homes	98	98	-
Other consumer	17	17	-
Commercial business	336	337	-
Total	3,245	3,485	-
With an allowance recorded:
One-to four- family	4,075	4,086	356
Home equity	1,352	1,362	150
Commercial and multifamily	1,721	1,721	1
Construction and land	188	187	28
Manufactured homes	549	549	116
Other consumer	15	15	3
Commercial business	166	166	55
Total	8,066	8,086	709
Totals:
One-to four- family	4,608	4,809	356
Home equity	1,597	1,656	150
Commercial and multifamily	3,716	3,716	1
Construction and land	209	208	28
Manufactured homes	647	647	116
Other consumer	32	32	3
Commercial business	502	503	55
Total	$11,311	$11,571	$709

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the average recorded investment and interest income recognized on impaired loans by type of loan for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four- family	$1,449	$42	$1,333	$5	$1,143	$48	$1,729	$14
Home equity	544	16	551	3	444	18	683	5
Commercial and multifamily	2,261	61	1,792	49	2,172	74	1,822	85
Construction and land	72	5	293		55	5	360	1
Manufactured homes	94	2	83	1	95	4	78	2
Other consumer	7	1	14	1	10	1	12	2
Commercial business	74	3	351	5	161	3	461	10
Total	4,501	130	4,417	64	4,080	153	5,145	119
With an allowance recorded:
One-to four- family	3,222	3	4,292	49	3,506	51	4,026	102
Home equity	1,102	-	1,225	16	1,185	16	1,077	32
Commercial and multifamily	739	-	123		1,066	23	163
Construction and land	134	-	128	3	152	3	110	7
Manufactured homes	496	5	547	12	513	16	560	22
Other consumer	15	-	39		15	-	41	1
Commercial business	55	-	244	4	92	2	215	6
Total	5,763	8	6,598	84	6,529	111	6,192	170
Totals:
One-to four- family	4,671	45	5,625	54	4,649	99	5,755	116
Home equity	1,646	16	1,776	19	1,629	34	1,760	37
Commercial and multifamily	3,000	61	1,915	49	3,238	97	1,985	85
Construction and land	206	5	421	3	207	8	470	8
Manufactured homes	590	7	630	13	608	20	638	24
Other consumer	22	1	53	1	25	1	53	3
Commercial business	129	3	595	9	253	5	676	16
Total	$10,264	$138	$11,015	$148	$10,609	$264	$11,337	$289

Forgone interest on nonaccrual loans was $57,000 and $64,000 for the six months ended June 30, 2014 and 2013, respectively.  There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual, TDR or impaired at June 30, 2014 or December 31, 2013.

Troubled debt restructurings.  Loans classified as TDRs totaled $6.2 million and $6.4 million at June 30, 2014 and December 31, 2013, respectively, and are included in impaired loans.  The Company has granted in its TDRs a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

There were no new TDRs that occurred during the three months ended June 30, 2014.

The following table presents new TDRs by type of modification that occurred during the six months ended June 30, 2014 (in thousands):

	Six months ended June 30, 2014
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
One-to four- family	1	$-	$-	$-	$176	$176
Total	1	$-	$-	$-	$176	$176

The following table presents new TDRs by type of modification that occurred during the three months ended June 30, 2013 (in thousands):

	Three months ended June 30, 2013
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
One-to four- family	1	$-	$-	$-	$99	$99
Total	1	$-	$-	$-	$99	$99

The following table presents new TDRs by type of modification that occurred during the six months ended June 30, 2013 (in thousands):

	Six months ended June 30, 2013
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
One-to four- family	3	$-	$-	$-	$878	$878
Home equity	1	-	-	-	99	99
Total	4	$-	$-	$-	$977	$977

There were no post-modification changes for the recorded investment in loans that were recorded as a result of the TDRs for the three and six months ended June 30, 2014 and 2013, respectively.  .  At June 30, 2014 and June 30, 2013, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs.  The allowance for loan losses allocated to TDRs at June 30, 2014 and December 31, 2013 was $332,000 and $472,000, respectively.

The following table represents loans modified as TDRs within the previous 12 months for which there was a payment default during the three and six months ended June 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Home equity	$-	$-	$-	$99
Commercial and multifamily	582	-	582	-
Total	$582	$-	$582	$99

For the preceding tables, a loan is considered in default when a payment is 31 days past due.  At June 30, 2014, there were three TDRs  modified within the previous 12 months that were 30-59 days past due.  There was one TDR modified within the previous 12 months that was 60-89 days past due.  There were no TDRs modified within the previous 12 months that were on nonaccrual status.  Two one- to four- family property were 90 days and greater past due as of June 30, 2013 and therefore on nonaccrual status.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5 – Fair Value Measurements

The following tables present information about the level in the fair value hierarchy for the Company's financial assets and liabilities, whether or not recognized or recorded at fair value as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$28,866	$28,866	$28,866	$-	$-
Available for sale securities	14,082	14,082	-	11,499	2,583
Loans held for sale	1,921	1,921	-	1,921	-
Loans, net	399,747	398,415	-	-	398,415
Accrued interest receivable	1,391	1,391	1,391	-	-
Bank-owned life insurance, net	11,235	11,235	-	11,235	-
Mortgage servicing rights	2,993	2,993	-	-	2,993
FHLB stock	2,270	2,270	-	-	2,270
FINANCIAL LIABILITIES:
Non-maturity deposits	212,851	212,851	-	212,851	-
Time deposits	161,061	162,032	-	162,032	-
Borrowings	39,899	39,812	-	39,812	-
Accrued interest payable	71	71	-	71	-

	December 31, 2013		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$15,334	$15,334	$15,334	$-	$-
Available for sale securities	15,421	15,421	-	13,002	2,419
Loans held for sale	130	130	-	130	-
Loans, net	386,749	385,685	-	-	385,685
Accrued interest receivable	1,366	1,366	1,366	-	-
Bank-owned life insurance, net	11,068	11,068	-	11,068	-
Mortgage servicing rights	2,984	2,984	-	-	2,984
FHLB Stock	2,314	2,314	-	-	2,314
FINANCIAL LIABILITIES:
Non-maturity deposits	190,811	190,811	-	190,811	-
Time deposits	157,528	158,652	-	158,652	-
Borrowings	43,221	43,118	-	43,118	-
Accrued interest payable	82	82	-	82	-

The following table presents the balance of assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

	Fair Value at June 30, 2014
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$2,047	$-	$2,047	$-
Agency mortgage-backed securities	9,451	-	9,451	-
Non-agency mortgage-backed securities	2,584	-	-	2,584
Mortgage servicing rights	2,993	-	-	2,993

	Fair Value at December 31, 2013
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$1,931	$-	$1,931	$-
Agency mortgage-backed securities	11,071	-	11,071	-
Non-agency mortgage-backed securities	2,419	-	-	2,419
Mortgage servicing rights	2,984	-	-	2,984

For the three and six months ended June 30, 2014 and 2013 there were no transfers between Level 1 and Level 2 nor between Level 2 and Level 3.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2014:

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance, at fair value	$2,393	$2,697	$2,419	$2,773
OTTI impairment losses	-	(11)	-	(30)
Principal payments	(70)	(194)	(147)	(327)
Change in unrealized loss	260	188	311	264
Ending balance, at fair value	$2,583	$2,680	$2,583	$2,680

Mortgage servicing rights are measured at fair value using significant unobservable input (Level 3) on a recurring basis and a reconciliation of this asset can be found in Note 6 – Mortgage Servicing Rights.

The following table presents the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at June 30, 2014
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$319	$-	$-	$319
Impaired loans	10,051	-	-	10,051

	Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$1,178	$-	$-	$1,178
Impaired loans	11,311	-	-	11,311

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at June 30, 2014 or December 31, 2013.

The following table provides a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at June 30, 2014:

Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Market approach	Adjustment for differences between comparable sales	5-48% (21%)
Impaired loans	Market approach	Adjustment for differences between comparable sales	0-100% (7%)

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

A description of the valuation methodologies used for impaired loans and OREO is as follows:

Impaired Loans - The fair value of collateral dependent loans is based on the current appraised value of the collateral or internally developed models utilizing a calculation of expected discounted cash flows which contain management's assumptions.

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

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At June 30, 2014 and December 31, 2013, loans held for sale were carried at cost.

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

Borrowings - The fair value of borrowings are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Off-balance-sheet financial instruments - The fair value for the Company's off-balance-sheet loan commitments are estimated based on fees charged to others to enter into similar agreements taking into account the remaining terms of the agreements and credit standing of the Company's customers. The estimated fair value of these commitments is not significant.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6 – Mortgage Servicing Rights

The unpaid principal balances of loans serviced for Federal National Mortgage Association at June 30, 2014 and December 31, 2013, totaled approximately $353.7 million and $359.2 million, respectively, and was not included in the Company's financial statements.

A summary of the change in the balance of mortgage servicing rights during the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance, at fair value	$2,948	$2,396	$2,984	$2,306
Servicing rights that result from transfers of financial assets	129	278	185	495
Changes in fair value:
Due to changes in model inputs or assumptions(1)	144	250	284	385
Other(2)	(228)	(254)	(460)	(516)
Ending balance, at fair value	$2,993	$2,670	$2,993	$2,670
__________________
(1) Represents changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates
(2) Represents changes due to collection or realization of expected cash flows over time.

The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	At June 30,
	2014	2013
Prepayment speed (Public Securities Association "PSA" model)	210%	242%
Weighted-average life (years)	6.1	5.3
Yield to maturity discount rate	10.0%	10.0%

The amount of contractually specified servicing, late and ancillary fees earned and recorded in mortgage servicing income on the Condensed Consolidated Statements of Income was $80,000 and $33,000 for the three months and six months ended June 30, 2014, respectively and $184,000 and $311,000 for the three and six months ended June 30, 2013, respectively.

Note 7 – Commitments and Contingencies

In the normal course of operations, the Company engages in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit.

Note 8 – Borrowings

The Company utilizes a loan agreement with the FHLB of Seattle. The terms of the agreement call for a blanket pledge of a portion of the Company's mortgage and commercial and multifamily portfolio based on the outstanding balance.  At June 30, 2014, the amount available to borrow under this agreement was approximately 35% of the Bank's total assets, or up to $164.1 million, subject to the availability of eligible collateral.  Based on eligible collateral, the total amount available under this agreement as of June 30, 2014 and December 31, 2013 was $124.5 million and $116.8 million, respectively.  The Company had outstanding borrowings under this arrangement of $27.9 million and $43.2 million at June 30, 2014 and December 31, 2013, respectively.  Additionally, the Company had outstanding letters of credit from the FHLB with a notional amount of $36.5 million at June 30, 2014 and December 31, 2013 to secure public deposits.  The net remaining amount available under our loan agreement with the FHLB as of June 30, 2014 and December 31, 2013, was $60.1 million and $37.1 million, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The Company participates in the Federal Reserve Bank Borrower-in-Custody program, which gives the Company access to the discount window.  The terms of the program call for a pledge of specific assets.  The Company had unused borrowing capacity of $19.9 million and $19.2 million and no outstanding borrowings under this program at June 30, 2014 and December 31, 2013, respectively.

The Company has access to a Fed Funds line of credit from the Pacific Coast Banker's Bank.  The line has a two-year term maturing on June 30, 2016 and is renewable biannually.  At June 30, 2014 and December 31, 2013, the amount available under this line of credit was $2.0 million.  There was no balance on this line of credit as of June 30, 2014 and December 31, 2013, respectively.

The Company has access to a Fed Funds line of credit from Zions Bank under a Fed Funds Sweep and Line Agreement established September 26, 2013.  The agreement allows access to a Fed Funds line of up to $9.0 million and requires the Company to maintain cash balances with Zions Bank of $250,000.  The agreement has no maturity date.  There was no balance on this line of credit as of June 30, 2014 and December 31, 2013.

Note 9 – Earnings Per Common Share

Non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of earnings per share pursuant to the two-class method.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Certain of the Company's non-vested restricted stock awards qualify as participating securities.

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

ESOP shares are considered outstanding for basic and diluted earnings per share when the shares are committed to be released.

Earnings per common share are summarized for the periods presented in the following table (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$1,216	$1,142	$2,203	$1,939
Less net income attributable to participating securities(1)	20	6	37	11
Net income available to common shareholders	$1,196	$1,136	$2,166	$1,928
Weighted average number of shares outstanding, basic	2,509,551	2,586,810	2,508,122	2,586,940
Effect of potentially dilutive common shares(2)	91,212	50,916	94,285	49,418
Weighted average number of shares outstanding, diluted	2,600,763	2,637,726	2,602,407	2,636,358
Earnings per share, basic	$0.48	$0.44	$0.88	$0.75
Earnings per share, diluted	$0.47	$0.43	$0.85	$0.74
____________________________

(1) Represents dividends paid and undistributed earnings allocated to non-vested restricted stock awards.
(2) Represents the effect of the assumed exercise of stock options and vesting of non-participating restricted shares, based on the treasury stock method.

There were no shares considered anti-dilutive for the three and six months ended June 30, 2014 or 2013.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10 – Stock-based Compensation

Stock Options and Restricted Stock

The Company currently has two existing Equity Incentive Plans, a 2008 Equity Incentive Plan (the "2008 Plan") and a 2013 Equity Incentive Plan (the "2013 Plan", and together with the 2008 Plan, the "Plans"), both of which were approved by shareholders.  The Plans permit the grant of restricted stock, restricted stock units, stock options, and stock appreciation rights.  Under the 2008 Plan, 126,287 shares of common stock were approved for awards for stock options and stock appreciation rights and 50,514 shares of common stock were approved for awards for restricted stock and restricted stock units.  Under the 2013 Plan, 141,750 shares of common stock were approved for awards for stock options and stock appreciation rights and 56,700 shares of common stock were approved for awards for restricted stock and restricted stock units.

As of June 30, 2014, awards for stock options totaling 212,887 shares and awards for restricted stock totaling 93,292 shares of Company common stock have been granted under the Plans to participants, net of any forfeitures.  During the three and six months ended June 30, 2014 share-based compensation expense totaled $46,000 and $244,000, respectively.  During the three and six months ended June 30, 2013, share-based compensation expense totaled $84,000 and $66,000, respectively.

Stock Option Awards

All of the stock option awards granted under the Plans to date provide for the recipient's award to vest in 20 percent annual increments commencing one year from the grant date.  All of the options granted are exercisable for a period of 10 years from the date of grant, subject to vesting.  The following is a summary of the Company's stock option plan awards during the six months ended June 30, 2014:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at the beginning of the year	107,456	$8.92	5.84	$857,499
Granted	105,431	$16.80
Exercised	(12,885)	$8.86
Forfeited	(13,681)	$8.86
Expired	-	-
Outstanding at June 30, 2014	186,321	$13.39	8.42	$3,258,754
Exercisable	65,040	$9.06	5.03	$1,137,550
Expected to vest, assuming a 0% forfeiture rate over the vesting term	186,321	$13.39	8.42	$3,258,754

As of June 30, 2014, there was $776,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  The cost is expected to be recognized over the remaining weighted-average vesting period of 2.43 years.

The fair value of each option award granted is estimated on the date of grant using a Black-Scholes model.  The assumptions used for the six months ended June 30, 2014 are presented in the table below:

Annual dividend yield	1.20%
Expected volatility	46.84%
Risk-free interest rate	2.33%
Expected term	7.5 years
Weighted-average grant date fair value per option granted	$7.69

The Company (including the predecessor entity) became a publicly held company in January 2008, so the amount of historical stock price information available is limited.  As a result, the Company elected to use a weighted-average of its peers' historical stock prices, as well as the Company's own historical stock prices to estimate volatility.  The Company bases the risk-free interest rate on the U.S. Treasury Constant Maturity Indices in effect on the date of the grant.  The Company elected to use the Staff Accounting Bulletin No. 110, "Share-Based Payments" permitted by the Securities and Exchange Commission to calculate the expected term.  This simplified method uses the vesting term of an option along with the contractual term, setting the expected life at a midpoint in between.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Restricted Stock Awards

The fair value of the restricted stock awards is equal to the fair value of the Company's stock at the date of grant.  Compensation expense is recognized over the vesting period that the awards are based.  The restricted stock awards granted under the 2008 Plan to date provide for vesting in 20 percent annual increments commencing one year from the grant date.  The restricted stock awards under the 2013 Plan to date vested 20% of a recipient's award immediately with the full compensation expense associated with those shares recognized in the first quarter of 2014.  The balance of an individual's award vests in four equal annual installments commencing one year from the grant date with the remaining compensation expense recognized over the four year vesting period of the remaining awards.

The following is a summary of the Company's non-vested restricted stock awards during the six months ended June 30, 2014:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-vested at January 1, 2014	14,525	$8.44
Granted	45,565	16.87
Vested	(15,946)	16.87
Forfeited	-
Expired	-
Non-vested at June 30, 2014	44,144	$15.58	$17.49
Expected to vest assuming a 0% forfeiture rate over the vesting term	44,144	$15.58	$17.49

As of June 30, 2014, there was $665,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plan remaining.  The cost is expected to be recognized over the weighted-average vesting period of 2.42 years.  The total fair value of shares vested for the six months ended June 30, 2014 and 2013 was $269,000 and $120,000, respectively.

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company.  In August 2012, in conjunction with the Company's "second step" conversion to become a fully converted public company, the ESOP borrowed $1.1 million from the Company to purchase additional common stock of the Company.  Both loans are being repaid principally by the Bank through contributions to the ESOP over a period of ten years.  The interest rate on the loans is fixed at 4.0% and 2.25%, per annum, respectively.  At June 30, 2014, the remaining balances of the ESOP loans were $521,000 and $914,000, respectively.

Neither the loan balances nor the related interest expense are reflected on the condensed consolidated financial statements.

At June 30, 2014, the ESOP was committed to release 21,443 shares of the Company's common stock to participants and held 131,129 unallocated shares remaining to be released in future years.  The fair value of the 131,129 restricted shares held by the ESOP trust was $2.3 million at June 30, 2014.  ESOP compensation expense included in salaries and benefits was $76,000 and $155,000 for the three and six months ended June 30, 2014.  It was $97,000 and $173,000 for the three and six months ended June 30, 2013, respectively.

Note 11 – Subsequent Event

On July 28, 2014, the Company declared a quarterly cash dividend of $0.05 per common share, payable on August 27, 2014 to shareholders of record at the close of business August 13, 2014.

In May 2014, we entered into a Purchase and Assumption Agreement with Columbia State Bank ("Columbia") in which the Bank agreed to purchase approximately $1 million in loans, three branch facilities, certain personal property and records of Columbia's Port Angeles, Port Ludlow and Sequim Branches and will assume approximately $25 million in deposits.  This transaction includes the payment of a 2.35% deposit premium.  We plan to move the operations of our Sequim branch to the Columbia Sequim Branch office during the third quarter of 2014.  We plan to close the Port Angeles Branch of Columbia in the fourth quarter of 2014.  We will consolidate the customers and operations of the Branch into our existing Port Angeles location.  We received regulatory approval for this transaction and it is scheduled to close on August 22, 2014.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements
•
Certain matters discussed in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:

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
•
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and expected cost savings and other benefits  within the anticipated time frames or at all, including, in particular, our pending acquisition of three branches from Columbia State Bank;

•
legislative or regulatory changes such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations that adversely affect our business, as well as changes in regulatory policies and principles, or  the interpretation of regulatory capital or other rules including changes related to Basel III;

•
monetary and fiscal policies of the Board of Governors of the Federal Reserve System ("Federal Reserve") and the U.S. Government and other governmental initiatives affecting the financial services industry;

•
results of examinations of Sound Financial Bancorp and Sound Community Bank by their regulators, including the possibility that the regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets, change Sound Community Bank's regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our  liquidity and earnings;

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
•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described from time to time in this Form 10-Q and our 2013 Form 10-K and other filings with the SEC.

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

General
Sound Financial Bancorp, a Maryland corporation, is a bank holding company for its wholly owned subsidiary, Sound Community Bank.  Substantially all of Sound Financial Bancorp's business is conducted through Sound Community Bank, a Washington state-chartered commercial bank.  As a Washington commercial bank, the Bank's regulators are the Washington State Department of Financial Institutions ("WDFI") and the FDIC.  The Board of Governors of the Federal Reserve System ("Federal Reserve") is the primary federal regulator for Sound Financial Bancorp.
Sound Community Bank's deposits are insured up to applicable limits by the FDIC.  At June 30, 2014, Sound Financial Bancorp had total consolidated assets of $468.9 million, net loans of $399.7 million, deposits of $373.9 million and stockholders' equity of $48.2 million.  The shares of Sound Financial Bancorp are traded on The NASDAQ Capital Market under the symbol "SFBC."  Our executive offices are located at 2005 5th Avenue, Suite 200, Seattle, Washington, 98121.
Our principal business consists of attracting retail and commercial deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial and multifamily, consumer and commercial business loans and construction and land loans.  We offer a variety of secured and unsecured consumer loan products, including manufactured home loans, floating homes, automobile loans, boat loans and recreational vehicle loans.  As part of our business, we focus on residential mortgage loan originations, some of which we sell to Fannie Mae.  We sell these loans with servicing retained to maintain the direct customer relationship and to continue providing strong customer service to our borrowers.  We originate and retain a significant amount of commercial real estate loans, including those secured by owner-occupied and nonowner-occupied commercial real estate, multifamily property, manufactured home parks and construction and land development loans.
Our operating revenues are derived principally from earnings on interest earning assets, service charges and fees, and gains on the sale of loans. Our primary sources of funds are deposits, Federal Home Loan Bank ("FHLB") advances and other borrowings, and payments received on loans and securities.  We offer a variety of deposit accounts that provide a wide range of interest rates and terms, generally including savings, money market, NOW accounts, term certificate and demand accounts.
Our noninterest expenses consist primarily of salaries and employee benefits, expenses for occupancy, marketing and data processing and FDIC deposit insurance premiums.  Salaries and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, directors fees, expenses for retirement and other employee benefits.  Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, property taxes, depreciation charges, maintenance and the cost of utilities.
Critical Accounting Policies

Certain of our accounting policies are important to an understanding of our financial condition, since they require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for other-than-temporary impairment of securities, accounting for mortgage servicing rights, accounting for other real estate owned and accounting for deferred income taxes.  Our methodologies for analyzing the allowance for loan losses, mortgage servicing rights, other real estate owned and deferred tax asset accounts are described in our 2013 Form 10-K.  There have been no significant changes in the Company's application of accounting policies since December 31, 2013.

Comparison of Financial Condition at June 30, 2014 and December 31, 2013
General.   Total assets increased by $26.3 million, or 5.9%, to $468.9 million at June 30, 2014 from $442.6 million at December 31, 2013.  This increase was primarily the result of a $13.0 million, or 3.4%, increase in the net loan portfolio and a $13.5 million, or 88.2% increase in our cash and cash equivalents.  A $25.6 million increase in deposits was primarily used to fund the increase in loans and cash and pay down borrowings.
Cash and Securities.  Cash, cash equivalents and our available-for-sale securities in the aggregate increased by $12.2 million, or 39.6%, to $42.9 million at June 30, 2014.  Cash and cash equivalents increased by $13.5, or 88.2%, to $28.9 million at June 30, 2014.  Available-for-sale securities, which consist primarily of agency mortgage-backed securities, decreased by $1.3 million, or 8.7%, from $15.4 million at December 31, 2013 to $14.1 million at June 30, 2014 as a result of scheduled pay-downs and repayments.
At June 30, 2014, our available-for-sale securities portfolio consisted of $2.6 million of non-agency mortgage-backed securities.  These securities present a higher credit risk than agency mortgage-backed securities and municipal bonds, of which we had $9.5 million and $2.0 million, respectively, at June 30, 2014.  In order to monitor the increased risk, management receives and reviews a credit surveillance report from a third party semiannually, which evaluates these securities based on a number of factors, including credit scores, loan-to-value ratios, geographic locations, delinquencies and loss histories of the underlying mortgage loans.  This analysis is prepared in order to project future losses based on various home price depreciation scenarios over a three-year horizon.  Based on these reports, management ascertains the appropriate value for these securities and, during the three and six months ended June 30, 2014, recorded no other-than-temporary impairment charges on these non-agency securities.  Please see Note 3 – Investments in the Notes to Consolidated Financial Statements under Item 1 of this report.  The current market environment significantly limits our ability to mitigate our exposure to value changes in these more risky securities by selling them, and we do not anticipate these conditions to change significantly throughout the year.  Accordingly, if the market and economic environment impacting the loans supporting these securities deteriorates, we could determine that an other-than-temporary impairment must be recorded on these securities, as well as on any other securities in our portfolio.  As a result, our future earnings, equity, regulatory capital and ongoing operations could be adversely affected.
Loans.  Our total loan portfolio, excluding loans held for sale, increased $13.0 million, or 3.3%, from $390.9 million at December 31, 2013 to $403.9 million at June 30, 2014.  Loans held for sale increased $1.8 million from $130,000 at December 31, 2013 to $1.9 million at June 30, 2014.
The following table reflects the changes in the types of loans in our portfolio at June 30, 2014, as compared to December 31, 2013 (dollars in thousands):
	June 30, 2014	December 31, 2013	Amount Change	Percent Change
One-to-four-family	$121,690	$117,739	$3,951	3.4%
Home equity	35,222	35,155	67	0.2
Commercial and multifamily	154,017	157,516	(3,499)	(2.2)
Construction and land	47,172	44,300	2,872	6.5
Manufactured homes	13,025	13,496	(471)	(3.5)
Other consumer	11,764	10,284	1,480	14.4
Commercial business	22,346	13,668	8,678	63.5
Total loans	$405,236	$392,158	$13,078	3.3%

The increases in our commercial business loans and other consumer loans reflect our strategy of increasing non-real estate secured loans as a percentage of our loan portfolio.  At June 30, 2014, our loan portfolio remained well-diversified with commercial and multifamily real estate loans accounting for 38.0% of the portfolio.  Residential real estate loans accounted for 30.0% of the portfolio.  Home equity, manufactured and other consumer loans accounted for 14.8% of the portfolio.  Construction and land loans accounted for 11.6% of the portfolio and commercial business loans accounted for the remaining 5.5% of total loans.
One- to four- family loan originations decreased $53.9 million, or 72.4%, to $20.6 million for the six months ended June 30, 2014 from $74.5 million for the six months ended June 30, 2013 reflecting increased mortgage interest rates.  The Company continued to sell longer-term fixed rate loans for asset liability management purposes and to generate non-interest income.
Mortgage Servicing Rights.  At June 30, 2014 and December 31, 2013, we had $3.0 million in mortgage servicing rights recorded at fair value. .  We record mortgage servicing rights on loans sold to Fannie Mae with servicing retained and upon acquisition of a servicing portfolio.  We stratify our capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  Mortgage servicing rights are carried at fair value.  If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.

Nonperforming Assets.  At June 30, 2014, nonperforming assets totaled $2.5 million, or 0.52% of total assets, compared to $3.1 million, or 0.70% of total assets at December 31, 2013.

The table below sets forth the amounts and categories of nonperforming assets at the dates indicated (dollars in thousands):
	Nonperforming Assets
	At June 30, 2014	At December 31, 2013	Amount Change	Percent Change
Nonaccrual loans	$678	$558	$120	21.5%
Accruing loans 90 days or more delinquent	122	321	(199)	(62.0)
Nonperforming restructured loans	1,342	1,042	300	28.8
OREO and repossessed assets	319	1,178	(859)	(72.9)
Total nonperforming assets	$2,461	$3,099	$(638)	(20.6)%

Nonperforming loans to total loans increased slightly to 0.53% of total gross loans at June 30, 2014 from 0.49% at December 31, 2013.  This reflects a $221,000 increase in nonperforming loans during the six months ended June 30, 2014.  Our largest nonperforming loans at June 30, 2014 consisted of two commercial real estate loans and a one- to four- family loan secured by property located in Clallam County, Washington.

OREO and repossessed assets decreased during the three months ended June 30, 2014, primarily due to improving economic conditions in our market and our continued focus on credit administration.  During the six months ended June 30, 2014, we repossessed three personal residence and five manufactured homes.  We sold ten personal residences and five manufactured home at an aggregate loss of $52,000 during the six months ended June 30, 2014.  Our largest OREO at June 30, 2014, consisted of a one- to four- family home with a recorded value of $127,000 located in Clallam County, Washington.  Our next largest OREO properties were a $54,000 manufactured home located in Clallam County, Washington and a $50,000 one- to four- family home located in Pierce County, Washington.

Allowance for Loan Losses.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of evaluation in accordance with generally accepted accounting principles in the United States.  It is our best estimate of probable incurred credit losses in our loan portfolio.

Our allowance for loan losses at June 30, 2014 was $4.2 million, or 1.04% of total loans receivable compared to $4.2 million, or 1.07% of total loans receivable at December 31, 2013.  The allowance for loan losses reflects the $400,000 provision for loan losses established during the six months ended June 30, 2014.

The following table reflects the adjustments in our allowance during the periods indicated (dollars in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$4,176	$4,046	$4,177	$4,248
Charge-offs	(197)	(379)	(433)	(873)
Recoveries:	12	12	47	54
Net charge-offs	(185)	(367)	(386)	(819)
Provisions charged to operations	200	450	400	700
Balance at end of period	$4,191	$4,129	$4,191	$4,129

Ratio of net charge-offs during the period to average loans outstanding during the period	0.18%	0.42%	0.19%	0.48%
Allowance as a percentage of nonperforming loans	195.66	221.04	195.66	221.04
Allowance as a percentage of total loans (end of period)	1.04	1.15	1.04	1.15

Specific loan loss reserves decreased $197,000 at June 30, 2014 compared to December 31, 2013, while general loan loss reserves increased $211,000 at June 30, 2014, compared to December 31, 2013.  Net charge-offs for the six months ended June 30, 2014 were $386,000, or 0.19% of average loans on an annualized basis, compared to $819,000, or 0.48% of average loans for the same period in 2013.  The decrease in net charge-offs was primarily due to improving economic conditions in our market area and continued efforts in credit administration and collections.  As of June 30, 2014, the allowance for loan losses as a percentage of total loans receivable and nonperforming loans was 1.04% and 195.66%, respectively, compared to 1.07% and 217.44%, respectively, at December 31, 2013.  The allowance for loan losses as a percentage of total loans receivable decreased primarily as a result of higher balances of loans receivable and improved credit metrics related to both specific and general reserves. This includes a decrease in expected losses on loans individually evaluated for impairment and an increase in expected losses on loans collectively evaluated for impairment.  The decrease in loans individually evaluated was due to lower past due and impaired loans as a percentage of the overall loan portfolio and improving values for real estate in the markets where we lend.  The increase in loans collectively evaluated was due to an increase in loans receivable and an evaluation by management of a longer look-back period in calculating the historical loss ratios. Management will continue to evaluate the appropriate loss periods given changes in the economic environment and nature of the risks within the loan portfolio. The allowance for loan losses as a percentage of nonperforming loans decreased due to a $488,000 increase in nonperforming loans from $1.5 million as of December 31, 2013 to $2.0 million as of June 30, 2014.

Deposits.  Total deposits increased by $25.6 million, or 7.3%, to $373.9 million at June 30, 2014 from $348.3 million at December 31, 2013, primarily as a result of a $14.7 million, or 20.8%, increase in interest-bearing demand accounts and a $12.4 million, or 35.8%, increase in noninterest-bearing demand accounts.  These increases were partially offset by a $6.7 million, or 11.4%, decrease in money market accounts. The increases were primarily a result of retail and sales efforts during the period as we continued our emphasis on attracting relatively low-cost core deposit accounts including noninterest-bearing accounts to small businesses.  The decrease in money market was primarily of result of customers placing these funds in higher yielding certificate or interest-bearing demand accounts.  At June 30, 2014, brokered deposits were $2.9 million compared to $4.3 million at December 31, 2013.

A summary of deposit accounts with the corresponding weighted average cost of funds is presented below (dollars in thousands):
	As of June 30, 2014		As of December 31, 2013
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$44,318	0.00%	$31,877	0.00%
Interest-bearing demand	85,355	0.45	70,639	0.37
Savings	28,159	0.17	26,509	0.14
Money market	52,358	0.27	59,069	0.30
Certificates	161,061	1.02	157,528	1.13
Escrow	2,662	0.00	2,717	0.00
Total deposits	$373,913	0.61%	$348,339	0.64%

Borrowings.  FHLB advances decreased $3.3 million, or 7.7%, to $39.9 million at June 30, 2014, with a weighted-average cost of 0.56%, from $43.2 million at December 31, 2013, with a weighted-average cost of 0.53% due to maturities.  We rely on FHLB advances to fund interest-earning assets when deposits alone cannot fully fund interest-earning asset growth.  This reliance on borrowings, rather than deposits, may increase our overall cost of funds.

Stockholders' Equity.  Total stockholders' equity increased $1.7 million, or 3.6%, to $48.2 million at June 30, 2014 from $46.5 million at December 31, 2013.  This increase primarily reflects $2.2 million in net income and other comprehensive income of $392,000 representing unrealized holding gains on available for sale securities partially offset by $904,000 in repurchases of 53,340 shares of common stock at an average price of $16.91 per share and the payment of cash dividends of $252,000.

Comparison of Results of Operation for the Three and Six Months Ended June 30, 2014 and 2013
General.  Net income increased $74,000 to $1.2 million, or $0.47 per diluted common share, for the three months ended June 30, 2014, compared to $1.1 million, or $0.43 per diluted common share, for the three months ended June 30, 2013.  Net income increased $264,000 to $2.2 million, or $0.85 per diluted common share, for the six months ended June 30, 2014, compared to $1.9 million, or $0.74 per diluted common share, for the six months ended June 30, 2013.  The primary reasons for the improvement in the three months ended June 30, 2014 compared to the same period last year were an increase in net interest income and lower provision for loan losses which was partially offset by lower noninterest income and higher noninterest expense.  The primary reasons for the improvement in the six months ended June 30, 2014, compared to the six months ended June 30, 2013 were an increase in net interest income and lower provision expense which was partially offset by lower noninterest income.  Noninterest expense was generally stable during the six months ended June 30, 2014 as compared to the same period last year.

Interest Income.  Interest income increased by $354,000, or 7.2%, to $5.2 million for the three months ended June 30, 2014, from $4.9 million for the three months ended June 30, 2013.  Interest income increased by $921,000, or 9.7%, to $10.4 million for the six months ended June 30, 2014, from $9.5 million for the six months ended June 30, 2013.  The increase in interest income for both the three and six months ended June 30, 2014, primarily reflected the increase in the average balance of interest-earning assets.  In particular, our average balance of loans receivable outpaced the decline in the weighted average yield on our interest-earning assets during the three and six months ended June 30, 2014 as compared to the same periods last year.

Our weighted average yield on interest-earning assets was 4.97% and 5.00% for the three and six months ended June 30, 2014, compared to 5.27% and 4.99% for the three and six months ended June 30, 2013, respectively.  The weighted average yield on loans decreased to 5.17% and 5.21% for the three and six months ended June 30, 2014, respectively, from 5.60% and 5.48% for the three and six months ended June 30, 2013, respectively.  The average balance of gross loans receivable increased $55.0 and $56.9 million, or 15.9% and 16.7%, for the three and six months ended June 30, 2014, respectively, as compared to the same periods last year.  The weighted average yield on available-for-sale securities (including OTTI) was 1.70% and 1.30% for the three and six months ended June 30, 2014, respectively, compared to 1.04% and 1.81% for the three and six months ended June 30, 2013, respectively.  The average balance of available-for-sale securities decreased $4.1 million and $5.2 million, or 22.0% and 26.1%, for the three and six months ended June 30, 2014 as compared to the same periods last year.

Interest Expense.  Interest expense increased $52,000, or 9.6%, to $596,000 for the three months ended June 30, 2014, from $544,000 for the three months ended June 30, 2013.  Interest expense increased $93,000, or 8.4%, to $1.2 million for the six months ended June 30, 2014, from $1.1 million for the six months ended June 30, 2013.  These increases reflect a $44.6 million and $42.0 million increase in the average balances of deposits for the three and six months ended June 30, 2014, respectively, as compared to the same periods last year.  We also had a $159,000 and $4.0 million increase in the average balances of FHLB advances for the three and six months ended June 30, 2014, respectively.  Our weighted average cost of interest-bearing liabilities was 0.67% and 0.55% for the three and six months ended June 30, 2014, respectively, compared to 0.70% and 0.71% for the three and six months ended June 30, 2013, respectively.

Interest paid on deposits increased $54,000, or 10.8%, to $552,000 for the three months ended June 30, 2014, from $498,000 for the three months ended June 30, 2013.  Interest paid on deposits increased $113,000, or 11.3%, to $1.2 million for the six months ended June 30, 2014, from $1.1 million for the six months ended June 30, 2013.  These increases resulted from higher average balances of deposits outstanding in the period, partially offset by slightly lower weighted average cost of deposits.  Our weighted average cost of deposits during the three and six months ended June 30, 2014 was 0.61% and 0.62%, respectively, as compared to 0.62% and 0.63% during the three and six months ended June 30, 2013, respectively.  The decrease in average rates during the three and six months ended June 30, 2014 was primarily a result of the re-pricing of matured certificates of deposit, most of which we were able to retain at lower rates.

Interest expense on borrowings decreased $2,000, or 4.3%, to $44,000 for the three months ended June 30, 2014, from $46,000 for the three months ended June 30, 2013.  Interest expense on borrowings decreased $20,000, or 17.5%, to $94,000 for the six months ended June 30, 2014, from $114,000 for the six months ended June 30, 2013.  The decrease was a result of a decrease in our cost of borrowings which was 0.56% and 0.55% for the three and six months ended June 30, 2014, respectively, as compared to 0.59% and 0.75% for the three and six months ended June 30, 2013, respectively.  These decreases were partially offset by a $159,000 and $4.0 million increase in the average balance of borrowings outstanding during the three and six months ended June 30, 2014, respectively, as compared to the same periods last year.

Net Interest Income.  Net interest income increased $302,000, or 7.0%, to $4.6 million for the three months ended June 30, 2014, from $4.3 for the three months ended June 30, 2013.  Net interest income increased $828,000, or 9.8%, to $9.2 million for the six months ended June 30, 2014, from $8.4 million for the six months ended June 30, 2013.  The increase for three and six months ended June 30, 2014 resulted from increased interest income due to higher average loan balances.  Our average yield on loans receivable decreased during the three and six months ended June 30, 2014 as compared to the same periods last year as new loan originations are pricing lower than pay downs and paid loans which reflects the continued low rate environment.  Our net interest margin was 4.40% and 4.43% for the three and six months ended June 30, 2014, respectively, compared to 4.68% and 4.46% for the three and six months ended June 30, 2013, respectively.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to earnings, at a level required to reflect management's best estimate of the probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers' ability to repay, estimated value of any underlying collateral, peer group data, prevailing economic conditions, and current factors.  Large groups of smaller balance homogeneous loans, such as one-to four-family, small commercial and multifamily, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data.  Loans for which management has concerns about the borrowers' ability to repay, are evaluated individually, and specific loss allocations are provided for these loans when necessary.

A provision of $200,000 and $400,000 was made during the three and six months ended June 30, 2014, respectively, compared to a provision of $450,000 and $700,000 during the three and six months ended June 30, 2013, respectively.  The reduced provision during the three and six months ended June 30, 2014, primarily reflects declines in loan charge-offs and improvements in our credit metrics offset by higher average loan balances and changes in the composition of our loan portfolio.

For the three months ended June 30, 2014, the annualized percentage of net charge-offs to average loans decreased 36 basis points to 0.18%, from 0.54% for the three months ended June 30, 2013.  For the six months ended June 30, 2014, the annualized percentage of net charge-offs to average loans decreased 28 basis points to 0.19%, from 0.47% for the six months ended June 30, 2013.

The ratio of nonperforming loans to total loans decreased three basis points to 0.53% at June 30, 2014 from 0.56% at June 30, 2013.

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

Noninterest Income.  Noninterest income decreased $238,000, or 17.5%, to $1.1 million for the three months ended June 30, 2014, as compared to $1.4 million for the three months ended June 30, 2013 as reflected below (dollars in thousands):
	Three Months Ended June 30,		Amount	Percent
	2014	2013	Change	Change
Service charges and fee income	$700	$551	$149	27.0%
Earnings on cash surrender value of BOLI	86	74	12	16.2
Mortgage servicing income	80	184	(104)	(56.5)
Fair value adjustment on mortgage servicing rights	144	250	(106)	(42.4)
Other-than-temporary impairment losses	-	(11)	11	100.0
Net gain on sale of loans	110	310	(200)	(64.5)
Total noninterest income	$1,120	$1,358	$(238)	(17.5)%

The decline in mortgage servicing income was primarily a result of reduced refinance activity and higher expenses in the loan servicing portfolio. We expect Fannie Mae to reimburse some of these expenses in the third quarter of 2014.  The lower gain on sale of loans was primarily reflective of lower volumes and average premiums on loans sold.  The decrease in OTTI was a result of improving credit trends in the Company's non-agency mortgage-backed securities.

Noninterest income decreased $819,000, or 30.1%, to $1.9 million for the six months ended June 30, 2014, as compared to $2.7 million for the six months ended June 30, 2013 as reflected below (dollars in thousands):
	Six Months Ended June 30,		Amount	Percent
	2014	2013	Change	Change
Service charges and fee income	$1,234	$1,149	$85	7.4%
Earnings on cash surrender value of BOLI	167	153	14	9.2
Mortgage servicing income	33	311	(278)	(89.4)
Fair value adjustment on mortgage servicing rights	284	385	(101)	(26.2)
Other-than-temporary impairment losses	-	(30)	30	(100.0)
Net gain on sale of loans	187	756	(569)	(75.3)
Total noninterest income	$1,905	$2,724	$(819)	(30.1)%

The decline in mortgage servicing income was a result of reduced refinance activity and higher expenses in the loan servicing portfolio.  We expect Fannie Mae to reimburse some of these expenses in the third quarter of 2014.  The lower gain on sale of loans was primarily reflective of lower volumes and average premiums on loans sold.  Service charges and fee income increased primarily due to higher loan fee income.  The decrease in OTTI was a result of improving credit trends in the Company's non-agency mortgage-backed securities

Noninterest Expense.  Noninterest expense increased $206,000, or 5.8%, to $3.7 million during the three months ended June 30, 2014 as compared to $3.6 million during the three months ended June 30, 2013, as reflected below (dollars in thousands):
	Three Months Ended June 30,		Amount	Percent
	2014	2013	Change	Change
Salaries and benefits	$1,958	$1,705	$253	14.8%
Operations	1,009	991	18	1.8
Regulatory assessments	75	82	(7)	(8.5)
Occupancy	327	309	18	5.8
Data processing	328	318	10	3.1
Losses and expenses on OREO and repossessed assets	78	164	(86)	(52.4)
Total noninterest expense	$3,775	$3,569	$206	(1.0)%

Salaries and benefits expense increased during the three months ended June 30, 2014, primarily due to an increase of three full time equivalent employees during the period.  Data processing expenses increased primarily due to the expansion of online and mobile banking offerings.  Losses and expenses on OREO and repossessed assets decreased primarily due to lower levels of OREO and other repossessed assets during the three months ended June 30, 2014 as compared to the same period last year and improving values for real estate in the markets where we lend.

Noninterest expense declined $77,000, or (1.0%), to $7.5 million during the six months ended June 30, 2014 as compared to $7.6 million during the six months ended June 30, 2013, as reflected below (dollars in thousands):
	Six Months Ended June 30,		Amount	Percent
	2014	2013	Change	Change
Salaries and benefits	$4,025	$3,392	$633	18.7%
Operations	1,901	1,958	(57)	(2.9)
Regulatory assessments	135	182	(47)	(25.8)
Occupancy	613	608	5	0.8
Data processing	672	606	66	10.9
Losses and expenses on OREO and repossessed assets	161	838	(677)	(80.8)
Total noninterest expense	$7,507	$7,584	$(77)	(1.0)%

Salaries and benefits expense increased during the six months ended June 30, 2014, primarily due to an increase of three full time equivalent employees during the period and $244,000 of share based compensation expense.  Data processing expenses increased primarily due to the expansion of online and mobile banking offerings.  Regulatory assessments were lower due to a decrease in FDIC insurance assessments.  Losses and expenses on OREO and repossessed assets decreased primarily due to lower levels of OREO and other repossessed assets during the six months ended June 30, 2014 as compared to the same period last year and improving values for real estate in the markets where we lend.

Income Tax Expense.   For the three and six months ended June 30, 2014, we incurred income tax expense of $573,000 and $1.0 million on our pre-tax income as compared to $539,000 and $910,000 for the three and six months ended June 30, 2013, respectively.  The effective tax rates for the three and six months ended June 30, 2014 were 32.0% and 31.9%, respectively.  The effective tax rates for the three and six months ended June 30, 2013 were 32.1% and 31.9%, respectively.

Liquidity

The Management Discussion and Analysis in Item 7 of the Company's 2013 Form 10-K contains an overview of the Company's and the Bank's liquidity management, sources of liquidity and cash flows.  This discussion updates that disclosure for the six months ended June 30, 2014.

The Bank's primary sources of funds are deposits, principal and interest payments on loans and borrowings.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank's primary investing activity is loan originations.  The Bank maintains liquidity levels it believes to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  At June 30, 2014, the Bank had $42.9 million in cash and investment securities available for sale and $1.9 million in loans held for sale generally available for its cash needs.  Also, based on existing collateral pledged, the Bank had the ability to borrow an additional $60.1 million in Federal Home Loan Bank advances, $19.9 million through the Federal Reserve's Discount Window, $9.0 million through a Fed Funds line at Zions Bank and $2.0 million through a Fed Funds line at Pacific Coast Banker's Bank.  The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At June 30, 2014, outstanding loan commitments, including unused lines and letters of credit totaled $57.0 million.  Certificates of deposit scheduled to mature in one year or less at June 30, 2014, totaled $84.6 million.  Based on our competitive pricing, we believe that a majority of maturing deposits will remain with the Bank.

Cash and cash equivalents increased $13.5 million to $28.9 million as of June 30, 2014, from $15.3 million as of December 31, 2013.  Net cash provided by operating activities was $3.4 million for the six months ended June 30, 2014.  Net cash of $11.0 million was used in investing activities during the six months ended June 30, 2014 and consisted principally of loan originations, net of principal repayments.  The $21.1 million of cash provided by financing activities during the six months ended June 30, 2014 was primarily a result of a $25.6 million net increase in deposits which was primarily used to fund loan growth, pay down $3.3 million in FHLB advances and increase on-balance sheet cash.

As a separate legal entity from the Bank, the Company must provide for its own liquidity.  At June 30, 2014, the Company, on an unconsolidated basis, had $346,000 in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.  The Company's principal source of liquidity is dividends from the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.

Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit.  For the six months ended June 30, 2014, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet loan commitments at June 30, 2014, is as follows (in thousands):
Off-balance sheet loan commitments:	At June 30, 2014
Residential mortgage commitments	$6,407
Undisbursed portion of loans closed	27,210
Unused lines of credit	23,277
Irrevocable letters of credit	65
Total loan commitments	$56,959

Capital

Sound Community Bank is subject to minimum capital requirements imposed by regulations of the FDIC.  Based on its capital levels at June 30, 2014, Sound Community Bank exceeded these requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC.  Based on capital levels at June 30, 2014, Sound Community Bank was considered to be well-capitalized under applicable regulatory requirements.  Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank's "well-capitalized" status.

The actual regulatory capital amounts and ratios calculated for Sound Community Bank at June 30, 2014 were as follows (dollars in thousands):

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2014
Tier 1 Capital to average assets	$46,149	10.37%	$17,798	≥	4.0%	$22,247	≥	5.0%
Tier 1 Capital to risk-weighted assets	$46,149	12.99%	$17,798	≥	4.0%	$26,697	≥	6.0%
Total Capital to risk-weighted assets	$50,340	14.17%	$27,885	≥	8.0%	$27,885	≥	10.0%

For a bank holding company with less than $500 million in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $500 million or more in assets, at June 30, 2014 Sound Financial Bancorp would have exceeded all regulatory capital requirements.  The estimated regulatory capital ratios calculated for Sound Financial Bancorp as of June 30, 2014 were 10.37% for Tier 1 leverage-based capital, 12.98% for Tier 1 risk-based capital and 14.16% for total risk-based capital.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

The Company provided information about market risk in Item 7A of its 2013 Form 10-K.  There have been no material changes in our market risk since our 2013 Form 10-K.
Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act")), as of June 30, 2014, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
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

There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the three and six months ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.9	2008 Equity Incentive Plan (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on June 30, 2009 (File No. 000-52889))
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
10.12
2013 Equity Inventive Plan (included as Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,2013 and incorporated herein by reference (File No. 001-35633))

10.13
Form of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock Agreement under the 2013 Equity Incentive Plan (included as Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference (File No. 001-35633))

10.14	Amendment to Clarify Separation of Service Under the Supplemental Executive Long Term Compensation Agreement effective December 31, 2011 by and between Sound Community Bank and Laura Lee Stewart
11	Statement re computation of per share earnings (See Note 13 of the Notes to Consolidated Financial Statements contained in Item 8, Part II of this Annual Report on Form 10-K.)
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification
101	Interactive Data Files*
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

Sound Financial Bancorp, Inc.

Date: August 13, 2014	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President and Chief Executive Officer

Date: August 13, 2014	By:	/s/ Matthew P. Deines
Matthew P. Deines
Executive Vice President and Chief Financial Officer