Form 10-Q
period 2014-09-30
Sound Financial Bancorp, Inc.
filed 2014-11-13
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to

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

As of November 13, 2014, there were 2,518,033 shares of the registrant's common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$22,139	$15,334
Available-for-sale securities, at fair value	12,944	15,421
Loans held for sale	2,490	130
Loans	417,351	390,926
Allowance for loan losses	(4,230)	(4,177)
Total loans, net	413,121	386,749
Accrued interest receivable	1,446	1,366
Bank-owned life insurance ("BOLI"), net	11,321	11,068
Other real estate owned ("OREO") and repossessed assets, net	259	1,178
Mortgage servicing rights, at fair value	3,115	2,984
Federal Home Loan Bank ("FHLB") stock, at cost	2,247	2,314
Premises and equipment, net	5,621	2,138
Other assets	4,002	3,929
Total assets	478,705	442,611
LIABILITIES
Deposits
Interest-bearing	358,955	313,745
Noninterest-bearing demand	44,219	34,594
Total deposits	403,174	348,339
Borrowings	20,738	43,221
Accrued interest payable	72	82
Other liabilities	4,534	4,103
Advance payments from borrowers for taxes and insurance	778	362
Total liabilities	429,296	396,107
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,516,395 and 2,510,810 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	25	25
Additional paid-in capital	23,218	23,829
Unearned shares - Employee Stock Ownership Plan ("ESOP")	(1,369)	(1,369)
Retained earnings	27,348	24,288
Accumulated other comprehensive income (loss), net of tax	187	(269)
Total stockholders' equity	49,409	46,504
Total liabilities and stockholders' equity	$478,705	$442,611

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
INTEREST INCOME
Loans, including fees	$5,339	$4,926	$15,687	$14,268
Interest and dividends on investments, cash and cash equivalents	56	59	151	239
Total interest income	5,395	4,985	15,838	14,507
INTEREST EXPENSE
Deposits	580	528	1,692	1,527
Borrowings	32	50	126	164
Total interest expense	612	578	1,818	1,691
Net interest income	4,783	4,407	14,020	12,816
PROVISION FOR LOAN LOSSES	200	450	600	1,150
Net interest income after provision for loan losses	4,583	3,957	13,420	11,666
NONINTEREST INCOME
Service charges and fee income	805	564	2,040	1,714
Earnings on cash surrender value of bank-owned life insurance	87	78	253	230
Mortgage servicing income	202	76	235	387
Fair value adjustment on mortgage servicing rights	153	271	437	656
Other-than-temporary impairment losses on securities	-	-	-	(30)
Net gain on sale of loans	184	37	371	794
Total noninterest income	1,431	1,026	3,336	3,751
NONINTEREST EXPENSE
Salaries and benefits	1,998	1,858	6,023	5,224
Operations	1,155	825	3,056	2,809
Regulatory assessments	66	57	201	239
Occupancy	381	353	994	961
Data processing	606	348	1,278	954
Net (gain) loss on OREO and repossessed assets	(12)	125	149	963
Total noninterest expense	4,194	3,566	11,701	11,150
Income before provision for income taxes	1,820	1,417	5,055	4,267
Provision for income taxes	585	423	1,617	1,333
Net income	$1,235	$994	$3,438	$2,934

Earnings per common share:
Basic	$0.49	$0.39	$1.37	$1.14
Diluted	$0.47	$0.38	$1.32	$1.11
Weighted average number of common shares outstanding:
Basic	2,516	2,577	2,511	2,584
Diluted	2,609	2,634	2,605	2,636

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$1,235	$994	$3,438	$2,934
Available for sale securities:
Unrealized gains arising during the period, net of taxes of $33, $33, $234 and $98, respectively	64	65	456	191
Reclassification adjustments for other-than-temporary impairment, net of taxes of $0, $0, $0 and $10, respectively	-	-	-	20
Other comprehensive income, net of tax	64	65	456	211
Comprehensive income	$1,299	$1,059	$3,894	$3,145

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2014 and 2013 (unaudited)
(In thousands, except number of shares)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders' Equity
Balances at December 31, 2012	2,587,544	$26	$24,789	$(1,598)	$20,736	$(496)	$43,457
Net income					2,934		2,934
Other comprehensive income, net of tax						211	211
Share-based compensation			126				126
Restricted stock forfeited and retired	(734)
Cash dividends on common stock ($0.05 per share)					(260)		(260)
Common stock repurchased	(36,000)		(545)				(545)
Balances at September 30, 2013	2,550,810	$26	$24,370	$(1,598)	$23,410	$(285)	$45,923

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Gain (Loss), net of tax	Total Stockholders' Equity
Balances at December 31, 2013	2,510,810	$25	$23,829	$(1,369)	$24,288	$(269)	$46,504
Net income					3,438		3,438
Other comprehensive income, net of tax						456	456
Share-based compensation			289				289
Cash dividends on common stock ($0.05 per share)					(378)		(378)
Restricted stock awards issued	45,565
Common stock repurchased	(53,340)		(904)				(904)
Exercise of stock options	13,360		4				4
Balances at September 30, 2014	2,516,395	$25	$23,218	$(1,369)	$27,348	$187	$49,409

See notes to condensed consolidated financial statements

 SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)
	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,438	$2,934
Adjustments to reconcile net income to net cash from operating activities:
Accretion of net premium on investments	329	402
Other-than-temporary impairment losses on securities	-	30
Provision for loan losses	600	1,150
Depreciation and amortization	407	340
Compensation expense related to stock options and restricted stock	289	126
Fair value adjustment on mortgage servicing rights	(437)	(656)
Additions to mortgage servicing rights	(341)	(655)
Amortization of mortgage servicing rights	647	774
Increase in cash surrender value of BOLI	(253)	(230)
Gain on sale of loans	(371)	(794)
Proceeds from sale of loans	33,897	63,822
Originations of loans held for sale	(35,886)	(62,967)
Loss on sale and write-downs of OREO and repossessed assets	16	855
Change in operating assets and liabilities:
Accrued interest receivable	(80)	(33)
Other assets	(170)	(76)
Accrued interest payable	(10)	(7)
Other liabilities	431	218
Net cash from operating activities	2,506	5,233
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available for sale securities	2,838	8,060
FHLB stock redeemed	67	65
Purchase of available-for-sale securities	-	(1,910)
Net increase in loans	(26,329)	(56,100)
Improvements to OREO and other repossessed assets	(11)	(33)
Proceeds from sale of OREO and other repossessed assets	1,367	2,475
Purchases of premises and equipment, net	(218)	(258)
Purchases of BOLI	-	(3,500)
Net cash used by investing activities	(22,286)	(51,201)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	33,232	29,259
Net cash received from acquisition	16,698	-
Proceeds from borrowings	135,500	205,500
Repayment of borrowings	(157,983)	(186,983)
Dividends paid on common stock	(378)	(260)
Net change in advances from borrowers for taxes and insurance	416	231
Proceeds from stock option exercises	4	-
Repurchase of common stock	(904)	(545)
Net cash from financing activities	26,585	47,202
Net decrease in cash and cash equivalents	6,805	1,234
Cash and cash equivalents, beginning of period	15,334	12,727
Cash and cash equivalents, end of period	$22,139	$13,961
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$1,275	$1,340
Interest paid on deposits and borrowings	$1,828	$1,698
Noncash net transfer from loans to OREO and repossessed assets	$453	$1,775
The following summarizes the non-cash activities related to the acquisition:
Fair value of assets acquired	$4,904	$-
Fair value of liabilities assumed	$(21,602)	$-
Net fair value of liabilities	$(16,698)	$-
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

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, which will allow an alternative fair value measurement approach for consolidated collateralized financing entities (CFEs) to eliminate a practice issue that results in measuring the fair value of a CFE's financial assets at a different amount from the fair value of its financial liabilities even when the financial liabilities have recourse to only the financial assets.  The approach would permit the parent company of a consolidated CFE to measure the CFE's financial assets and financial liabilities based on the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The effective date will be for fiscal years, and interim periods within those years, beginning after December 15, 2015 for public organizations. An entity can elect either a retrospective or a modified retrospective transition method, and early adoption is permitted as of the beginning of an annual period.  The adoption of ASU 2014-13 is not expected to have a material impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.  ASU 2014-15 defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures.  Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities.  Currently, GAAP lacks guidance about management's responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern or to provide related footnote disclosures.  The ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively.  The adoption of this ASU will not have a material impact on the Company's consolidated financial statements.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3 – Investments

The amortized cost and fair value of our available-for-sale ("AFS") securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2014
Municipal bonds	$1,911	$163	$-	$2,074
Agency mortgage-backed securities	8,302	109	(46)	8,365
Non-agency mortgage-backed securities	2,448	115	(58)	2,505
Total	$12,661	$387	$(104)	$12,944
December 31, 2013
Municipal bonds	$1,911	$20	$-	$1,931
Agency mortgage-backed securities	11,228	38	(195)	11,071
Non-agency mortgage-backed securities	2,689	78	(348)	2,419
Total	$15,828	$136	$(543)	$15,421

The amortized cost and fair value of AFS securities at September 30, 2014, by contractual maturity, are shown below (in thousands).  Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At September 30, 2014
	Amortized Cost	Fair Value
Due in five to ten years	$1,911	$2,074
Due after ten years	10,750	10,870
Total	$12,661	$12,944

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

No securities were pledged to secure Washington State Public Funds as of September 30, 2014.  The Company has letters of credit with a notional amount of $36.5 million to secure public deposits which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

There were no sales of AFS securities during the three or nine months ended September 30, 2014 and 2013.

The following tables summarize at the dates indicated the aggregate fair value and gross unrealized loss by length of time of those investments that have been continuously in an unrealized loss position (in thousands):

	September 30, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$626	$(5)	$2,605	$(41)	$3,231	$(46)
Non-agency mortgage-backed securities	-	-	536	(58)	536	(58)
Total	$626	$(5)	$3,141	$(99)	$3,767	$(104)

	December 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$1,123	$(29)	$7,145	$(166)	$8,268	$(195)
Non-agency mortgage-backed securities	-	-	636	(348)	636	(348)
Total	$1,123	$(29)	$7,781	$(514)	$8,904	$(543)

The following table presents the cumulative roll forward of credit losses recognized in earnings during the three and nine months ended September 30, 2014 and 2013 relating to the Company's non- agency mortgage backed securities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Estimated credit losses, beginning balance	$450	$450	$450	$420
Additions for credit losses not previously recognized	-	-	-	30
Reduction for increases in cash flows	-	-	-	-
Reduction for realized losses	-	-	-	-
Estimated credit losses, ending balance	$450	$450	$450	$450

At September 30, 2014, our securities portfolio consisted of 15 agency mortgage-backed securities, five non-agency mortgage-backed securities and five municipal securities with a fair value of $12.9 million.  At December 31, 2013, our securities portfolio consisted of 17 agency mortgage-backed securities, five non-agency mortgage-backed securities and five municipal bonds with a fair value of $15.4 million.  At September 30, 2014, five of the 15 agency mortgage-backed securities were in an unrealized loss position compared to 11 of the 17 agency mortgage-backed securities at December 31, 2013.  All of the agency mortgage-backed securities in an unrealized loss position at September 30, 2014 and December 31, 2013 were issued or guaranteed by U.S. governmental agencies.  The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral.  It is expected that these securities will not be settled at a price less than the amortized cost of each investment.  Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because we do not intend to sell the securities in this class and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered an other-than-temporary impairment ("OTTI").

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2014, one of the five non-agency mortgage-backed securities was in an unrealized loss position compared to two of the five non-agency mortgage-backed securities in an unrealized loss position at December 31, 2013.  The unrealized loss was caused by changes in interest rates and market illiquidity causing a decline in the fair value subsequent to the purchase.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par.  While management does not intend to sell the non-agency mortgage-backed securities, and it is unlikely that the Company will be required to sell these securities before recovery of its amortized cost basis, management's impairment evaluation indicates that certain securities possess qualitative and quantitative factors that suggest an OTTI.  These factors include, but are not limited to: the length of time and extent of the fair value declines, ratings agency down grades, the potential for an increased level of actual defaults, and the extension in duration of the securities.  In addition to the qualitative factors, management's evaluation includes an assessment of quantitative evidence that involves the use of cash flow modeling and present value calculations as determined by considering the applicable OTTI accounting guidance.  The Company compares the present value of the current estimated cash flows to the present value of the previously estimated cash flows.  Accordingly, if the present value of the current estimated cash flows is less than the present value of the previous period's present value, an adverse change is considered to exist and the security is considered OTTI.  The associated "credit loss" is the amount by which the security's amortized cost exceeds the present value of the current estimated cash flows.  Based upon the results of the cash flow modeling, no security reflected OTTI during the three and nine months ended September 30, 2014.  Estimating the expected cash flows and determining the present values of the cash flows involves the use of a variety of assumptions and complex modeling.  In developing its assumptions, the Company considers all available information relevant to the collectability of the applicable security, including information about past events, current conditions, and reasonable and supportable forecasts.  Furthermore, the Company asserts that the cash flows used in the determination of OTTI are its "best estimate" of cash flows.

Note 4 – Loans

The composition of the loan portfolio at the dates indicated, excluding loans held for sale, was as follows (in thousands):
	At September 30, 2014	At December 31, 2013
Real estate loans:
One- to four- family	$129,442	$117,739
Home equity	34,782	35,155
Commercial and multifamily	159,619	157,516
Construction and land	45,186	44,300
Total real estate loans	369,029	354,710
Consumer loans:
Manufactured homes	12,651	13,496
Other consumer	13,000	10,284
Total consumer loans	25,584	23,780
Commercial business loans	23,995	13,668
Total loans	418,675	392,158
Deferred fees	(1,324)	(1,232)
Total loans, gross	417,351	390,926
Allowance for loan losses	(4,230)	(4,177)
Total loans, net	$413,121	$386,749

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2014 (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$289	$32	$5	$13	$51	$-	$-	$-	$390
Collectively evaluated for impairment	622	335	1,813	226	63	101	238	442	3,840
Ending balance	$911	$367	$1,818	$239	$114	$101	$238	$442	$4,230
Loans receivable:
Individually evaluated for impairment	$4,564	$1,465	$2,975	$202	$441	$28	$126	$-	$9,801
Collectively evaluated for impairment	124,878	33,317	156,644	44,984	12,210	12,972	23,869	-	408,874
Ending balance	$129,442	$34,782	$159,619	$45,186	$12,651	$13,000	$23,995	$-	$418,675

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2013 (in thousands):
	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$356	$150	$1	$28	$116	$3	$55	$-	$709
Collectively evaluated for impairment	1,559	631	299	290	93	106	47	443	3,468
Ending balance	$1,915	$781	$300	$318	$209	$109	$102	$443	$4,177
Loans receivable:
Individually evaluated for impairment	$4,608	$1,597	$3,716	$209	$646	$32	$503	$-	$11,311
Collectively evaluated for impairment	113,131	33,558	153,800	44,091	12,850	10,252	13,165	-	380,847
Ending balance	$117,739	$35,155	$157,516	$44,300	$13,496	$10,284	$13,668	$-	$392,158

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the activity in loan losses for the three months ended September 30, 2014 (in thousands):
	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$872	$(51)	$64	$26	$911
Home equity	446	(187)	15	93	367
Commercial and multifamily	1,790	-	1	27	1,818
Construction and land	260	-	-	(21)	239
Manufactured homes	137	(12)	4	(15)	114
Other consumer	87	(5)	10	9	101
Commercial business	137	-	-	101	238
Unallocated	462	-	-	(20)	442
Total	$4,191	$(255)	$94	$200	$4,230

The following table summarizes the activity in loan losses for the nine months ended September 30, 2014 (in thousands):
	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$1,915	$(116)	$65	$(953)	$911
Home equity	781	(295)	48	(167)	367
Commercial and multifamily	300	(46)	2	1,562	1,818
Construction and land	318	-	-	(79)	239
Manufactured homes	209	(189)	9	85	114
Other consumer	109	(42)	17	17	101
Commercial business	102	-	-	136	238
Unallocated	443	-	-	(1)	442
Total	$4,177	$(688)	$141	$600	$4,230

The following table summarizes the activity in loan losses for the three months ended September 30, 2013 (in thousands):
	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$1,548	$(98)	$-	$379	$1,829
Home equity	890	(314)	7	350	933
Commercial and multifamily	583	-	-	(75)	508
Construction and land	447	-	-	(146)	301
Manufactured homes	267	(61)	1	37	244
Other consumer	154	(11)	12	(22)	133
Commercial business	97	-	-	(35)	62
Unallocated	143	-	-	(38)	105
Total	$4,129	$(484)	$20	$450	$4,115

The following table summarizes the activity in loan losses for the nine months ended September 30, 2013 (in thousands):
	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$1,417	$(424)	$-	$836	$1,829
Home equity	997	(535)	13	458	933
Commercial and multifamily	492	(192)	34	174	508
Construction and land	217	(7)	-	91	301
Manufactured homes	260	(115)	1	98	244
Other consumer	146	(38)	26	(1)	133
Commercial business	218	(46)	-	(110)	62
Unallocated	501	-	-	(396)	105
Total	$4,248	$(1,357)	$74	$1,150	$4,115

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
The following table represents the internally assigned grades as of September 30, 2014 by type of loan (in thousands):
	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:
Pass	$116,414	$30,887	$154,211	$44,422	$11,429	$12,715	$23,371	$393,449
Watch	10,993	3,200	3,180	662	1,170	261	624	20,090
Special Mention	197	13	-	-	-	-	-	210
Substandard	1,838	682	2,228	102	52	24	-	4,926
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$129,442	$34,782	$159,619	$45,186	$12,651	$13,000	$23,995	$418,675

The following table represents the internally assigned grades as of December 31, 2013 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:
Pass	$106,044	$30,940	$151,461	$43,436	$11,966	$9,812	$12,821	$366,480
Watch	9,854	3,340	3,100	761	1,454	448	365	19,322
Special Mention	46	98	2,135	-	-	-	482	2,761
Substandard	1,795	777	820	103	76	24	-	3,595
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$117,739	$35,155	$157,516	$44,300	$13,496	$10,284	$13,668	$392,158

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

The following table presents the recorded investment in nonaccrual loans as of September 30, 2014 and December 31, 2013, by type of loan (in thousands):
	September 30, 2014	December 31, 2013
One- to four- family	$716	$401
Home equity	181	124
Manufactured homes	7	32
Other consumer	-	1
Total	$904	$558

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table represents the aging of the recorded investment in past due loans as of September 30, 2014 by type of loan (in thousands):
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Still Accruing	Total Past Due	Current	Total Loans
One-to four- family	$-	$188	$716	$-	$904	$128,538	$129,442
Home equity	386	157	124	-	667	34,115	34,782
Commercial and multifamily	-	-	-	-	-	159,619	159,619
Construction and land	-	-	-	-	-	45,186	45,186
Manufactured homes	69	-	7	-	76	12,575	12,651
Other consumer	40	16	-	-	56	12,944	13,000
Commercial business	-	-	-	-	-	23,995	23,995
Total	$495	$361	$847	$-	$1,703	$416,972	$418,675

The following table represents the aging of the recorded investment in past due loans as of December 31, 2013 by type of loan (in thousands):
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Still Accruing	Total Past Due	Current	Total Loans
One-to four- family	$1,460	$537	$401	$321	$2,719	$115,020	$117,739
Home equity	618	214	124	-	956	34,199	35,155
Commercial and multifamily	377	-	-	-	377	157,139	157,516
Construction and land	-	-	-	-	-	44,300	44,300
Manufactured homes	146	94	-	-	240	13,256	13,496
Other consumer	8	-	1	-	9	10,275	10,284
Commercial business	109	-	-	-	109	13,559	13,668
Total	$2,718	$845	$526	$321	$4,410	$387,748	$392,158

Nonperforming Loans.  Loans are considered nonperforming when they are placed on nonaccrual and/or when they are considered to be nonperforming troubled debt restructurings ("TDRs") and/or when they are 90 days or greater past due and still accruing interest.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind.  Nonperforming TDRs include TDRs that do not have sufficient payment history (typically greater than six months) to be considered performing or TDRs that have become 31 or more days past due.
The following table represents the credit risk profile based on payment activity as of September 30, 2014 by type of loan (in thousands):
	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Performing	$128,614	$34,502	$157,391	$45,186	$12,437	$12,997	$23,995	$415,122
Nonperforming	828	280	2,228	-	214	3	-	3,553
Total	$129,442	$34,782	$159,619	$45,186	$12,651	$13,000	$23,995	$418,675

The following table represents the credit risk profile based on payment activity as of December 31, 2013 by type of loan (in thousands):
	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Performing	$116,967	$34,933	$156,696	$44,300	$13,390	$10,283	$13,668	$390,237
Nonperforming	772	222	820	-	106	1	-	1,921
Total	$117,739	$35,155	$157,516	$44,300	$13,496	$10,284	$13,668	$392,158

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
The following table presents loans individually evaluated for impairment as of September 30, 2014 by type of loan (in thousands):
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
One-to four- family	$2,346	$2,589	$-
Home equity	708	769	-
Commercial and multifamily	1,502	1,553	-
Construction and land	121	121	-
Manufactured homes	84	91	-
Other consumer	24	24	-
Commercial business	126	126	-
Total	4,911	5,273	-
With an allowance recorded:
One-to four- family	2,218	2,218	$289
Home equity	757	853	32
Commercial and multifamily	1,473	1,473	5
Construction and land	81	81	13
Manufactured homes	357	357	51
Other consumer	4	4	-
Commercial business	-	-	-
Total	4,890	4,986	$390
Totals:
One-to-four family	4,564	4,807	$289
Home equity	1,465	1,622	32
Commercial and multifamily	2,975	3,026	5
Construction and land	202	202	13
Manufactured homes	441	448	51
Other consumer	28	28	-
Commercial business	126	126	-
Total	$9,801	$10,259	$390

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents loans individually evaluated for impairment as of December 31, 2013 by type of loan (in thousands):
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
One-to four- family	$533	$723	$-
Home equity	245	294	-
Commercial and multifamily	1,995	1,995	-
Construction and land	21	21	-
Manufactured homes	98	98	-
Other consumer	17	17	-
Commercial business	336	337	-
Total	3,245	3,485	-
With an allowance recorded:
One-to four- family	4,075	4,086	356
Home equity	1,352	1,362	150
Commercial and multifamily	1,721	1,721	1
Construction and land	188	187	28
Manufactured homes	549	549	116
Other consumer	15	15	3
Commercial business	166	166	55
Total	8,066	8,086	709
Totals:
One-to four- family	4,608	4,809	356
Home equity	1,597	1,656	150
Commercial and multifamily	3,716	3,716	1
Construction and land	209	208	28
Manufactured homes	647	647	116
Other consumer	32	32	3
Commercial business	502	503	55
Total	$11,311	$11,571	$709

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the average recorded investment and interest income recognized on impaired loans by type of loan for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four- family	$2,276	$22	$425	$2	$1,444	$70	$1,383	$16
Home equity	756	8	332	4	510	24	603	9
Commercial and multifamily	2,245	19	2,269	-	2,005	55	1,798	47
Construction and land	122	1	563	-	71	7	411	1
Manufactured homes	93	2	67	1	92	5	75	3
Other consumer	19	2	16	-	14	3	12	1
Commercial business	127	2	238	8	153	5	453	18
Total	5,636	56	3,907	15	4,289	169	4,734	95
With an allowance recorded:
One-to four- family	2,283	24	4,421	55	3,184	74	4,120	157
Home equity	789	8	1,517	14	1,078	24	1,191	46
Commercial and multifamily	737	21	866	79	1,168	59	555	79
Construction and land	82	1	179	2	134	3	127	9
Manufactured homes	395	7	588	11	474	20	571	33
Other consumer	6	-	34	1	12	-	40	2
Commercial business	-	-	126	-	69	-	196	5
Total	4,290	61	7,729	162	6,120	180	6,800	331
Totals:
One-to four- family	4,559	46	4,845	57	4,628	144	5,503	173
Home equity	1,545	16	1,848	18	1,588	48	1,794	55
Commercial and multifamily	2,981	40	3,135	79	3,173	114	2,353	126
Construction and land	203	2	741	2	206	10	538	10
Manufactured homes	488	9	654	12	567	25	646	36
Other consumer	25	2	50	1	26	3	52	3
Commercial business	127	2	364	8	222	5	648	23
Total	$9,926	$117	$11,636	$177	$10,408	$349	$11,533	$426

Forgone interest on nonaccrual loans was $61,000 and $108,000 for the nine months ended September 30, 2014 and 2013, respectively.  There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual, TDR or impaired at September 30, 2014 or December 31, 2013.

Troubled debt restructurings.  Loans classified as TDRs totaled $7.5 million and $6.4 million at September 30, 2014 and December 31, 2013, respectively, and are included in impaired loans.  The Company has granted in its TDRs a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents new TDRs by type of modification that occurred during the three months ended September 30, 2014 (in thousands):

	Three months ended September 30, 2014
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
Home equity	1	$-	$-	$-	$57	$57
Commercial and multifamily	1	-	-	-	1,473	1,473
Total	2	$-	$-	$-	$1,530	$1,530

The following table presents new TDRs by type of modification that occurred during the nine months ended September 30, 2014 (in thousands):

	Nine months ended September 30, 2014
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
One-to four- family	1	$-	$-	$-	$176	$176
Home equity	1	-	-	-	57	57
Commercial and multifamily	1	-	-	-	1,473	1,473
Total	3	$-	$-	$-	$1,706	$1,706

There were no new TDRs that occurred during the three months ended September 30, 2013.

The following table presents new TDRs by type of modification that occurred during the nine months ended September 30, 2013 (in thousands):

	Nine months ended September 30, 2013
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
One-to four- family	3	$-	$-	$-	$878	$878
Home equity	1	-	-	-	99	99
Total	4	$-	$-	$-	$977	$977

There were no post-modification changes for the recorded investment in loans that were recorded as a result of the TDRs for the three and nine months ended September 30, 2014 and 2013, respectively.  At September 30, 2014 and 2013, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs.  The allowance for loan losses allocated to TDRs at September 30, 2014 and December 31, 2013 was $312,000 and $472,000, respectively.

The following table represents loans modified as TDRs within the previous 12 months for which there was a payment default during the three and nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
One- to four- family	$176	$99	$176	$99
Total	$176	$99	$176	$99

For the preceding table, a TDR is considered in default when a payment was 31 days past due.  At September 30, 2014 and 2013, there were no TDRs  modified within the previous 12 months that were 30-59 days past due,  60-89 days past due or on nonaccrual status.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5 – Fair Value Measurements

The following tables present information about the level in the fair value hierarchy for the Company's financial assets and liabilities, whether or not recognized or recorded at fair value as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$22,139	$22,139	$22,139	$-	$-
Available for sale securities	12,944	12,944	-	10,439	2,505
Loans held for sale	2,490	2,490	-	2,490	-
Loans, net	413,121	411,545	-	-	411,545
Accrued interest receivable	1,446	1,446	1,446	-	-
Bank-owned life insurance, net	11,321	11,321	-	11,321	-
Mortgage servicing rights	3,115	3,115	-	-	3,115
FHLB stock	2,247	2,247	-	-	2,247
FINANCIAL LIABILITIES:
Non-maturity deposits	230,542	230,543	-	230,542	-
Time deposits	172,632	173,494	-	173,494	-
Borrowings	20,738	20,685	-	20,685	-
Accrued interest payable	72	72	-	72	-

	December 31, 2013		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$15,334	$15,334	$15,334	$-	$-
Available for sale securities	15,421	15,421	-	13,002	2,419
Loans held for sale	130	130	-	130	-
Loans, net	386,749	385,685	-	-	385,685
Accrued interest receivable	1,366	1,366	1,366	-	-
Bank-owned life insurance, net	11,068	11,068	-	11,068	-
Mortgage servicing rights	2,984	2,984	-	-	2,984
FHLB Stock	2,314	2,314	-	-	2,314
FINANCIAL LIABILITIES:
Non-maturity deposits	190,811	190,811	-	190,811	-
Time deposits	157,528	158,652	-	158,652	-
Borrowings	43,221	43,118	-	43,118	-
Accrued interest payable	82	82	-	82	-

The following table presents the balance of assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

	Fair Value at September 30, 2014
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$2,074	$-	$2,074	$-
Agency mortgage-backed securities	8,365	-	8,365	-
Non-agency mortgage-backed securities	2,505	-	-	2,505
Mortgage servicing rights	3,115	-	-	3,115

	Fair Value at December 31, 2013
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$1,931	$-	$1,931	$-
Agency mortgage-backed securities	11,071	-	11,071	-
Non-agency mortgage-backed securities	2,419	-	-	2,419
Mortgage servicing rights	2,984	-	-	2,984

For the three and nine months ended September 30, 2014 and 2013 there were no transfers between Level 1 and Level 2 nor between Level 2 and Level 3.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at September 30, 2014:

Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	101-462% (196%)
		Discount rate	8-12% (10%)

Non-agency mortgage-backed securities	Discounted cash flow	Discount rate	(8%)

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance, at fair value	$2,583	$2,680	$2,419	$2,773
OTTI impairment losses	-	-	-	(30)
Principal payments	(93)	(150)	(314)	(477)
Change in unrealized loss	15	41	400	223
Ending balance, at fair value	$2,505	$2,489	$2,505	$2,489

Mortgage servicing rights are measured at fair value using significant unobservable input (Level 3) on a recurring basis and a reconciliation of this asset can be found in Note 6 – Mortgage Servicing Rights.

The following table presents the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at September 30, 2014
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$259	$-	$-	$259
Impaired loans	9,801	-	-	9,801

	Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$1,178	$-	$-	$1,178
Impaired loans	11,311	-	-	11,311

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at September 30, 2014 or December 31, 2013.

The following table provides a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at September 30, 2014:

Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Market approach	Adjustment for differences between comparable sales	0-28% (11%)
Impaired loans	Market approach	Adjustment for differences between comparable sales	0-100% (7%)

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

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At September 30, 2014 and December 31, 2013, loans held for sale were carried at cost.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6 – Mortgage Servicing Rights

The unpaid principal balances of loans serviced for Federal National Mortgage Association at September 30, 2014 and December 31, 2013, totaled approximately $356.1 million and $359.2 million, respectively, and was not included in the Company's financial statements.  We also service loans for other financial institutions.  The unpaid principal balances of loans serviced for other financial institutions at September 30, 2014 and December 31, 2013, totaled approximately $11.9 million and $4.6 million, respectively, and was not included in the Company's financial statements.
A summary of the change in the balance of mortgage servicing rights during the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance, at fair value	$2,993	$2,670	$2,984	$2,306
Servicing rights that result from transfers of financial assets	157	160	341	655
Changes in fair value:
Due to changes in model inputs or assumptions(1)	152	271	437	656
Other(2)	(187)	(258)	(647)	(774)
Ending balance, at fair value	$3,115	$2,843	$3,115	$2,843
  __________________
  (1) Represents changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates
  (2) Represents changes due to collection or realization of expected cash flows over time.

The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:
	At September 30,
	2014	2013
Prepayment speed (Public Securities Association "PSA" model)	196%	219%
Weighted-average life (years)	6.41	5.98
Yield to maturity discount rate	10.00%	10.01%

The amount of contractually specified servicing, late and ancillary fees earned and recorded in mortgage servicing income on the Condensed Consolidated Statements of Income was $202,000 and $235,000 for the three months and nine months ended September 30, 2014, respectively and $76,000 and $387,000 for the three and nine months ended September 30, 2013, respectively.

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

Note 8 – Borrowings

The Company utilizes a loan agreement with the FHLB of Seattle. The terms of the agreement call for a blanket pledge of a portion of the Company's mortgage and commercial and multifamily portfolio based on the outstanding balance.  At September 30, 2014, the amount available to borrow under this agreement was approximately 35% of the Bank's total assets, or up to $167.7 million, subject to the availability of eligible collateral.  Based on eligible collateral, the total amount available under this agreement as of September 30, 2014 and December 31, 2013 was $124.5 million and $116.8 million, respectively.  The Company had outstanding borrowings under this arrangement of $20.7 million and $43.2 million at September 30, 2014 and December 31, 2013, respectively.  Additionally, the Company had outstanding letters of credit from the FHLB with a notional amount of $36.5 million at September 30, 2014 and December 31, 2013 to secure public deposits.  The net remaining amount available under our loan agreement with the FHLB as of September 30, 2014 and December 31, 2013, was $67.2 million and $37.1 million, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The Company participates in the Federal Reserve Bank Borrower-in-Custody program, which gives the Company access to the discount window.  The terms of the program call for a pledge of specific assets.  The Company had unused borrowing capacity of $19.2 million and no outstanding borrowings under this program at both September 30, 2014 and December 31, 2013.

The Company has access to a Fed Funds line of credit from the Pacific Coast Banker's Bank.  The line has a two-year term maturing on June 30, 2016 and is renewable biannually.  At September 30, 2014 and December 31, 2013, the amount available under this line of credit was $2.0 million.  There were no outstanding borrowings on this line of credit at both September 30, 2014 and December 31, 2013.

The Company has access to a Fed Funds line of credit from Zions Bank under a Fed Funds Sweep and Line Agreement established September 26, 2013.  The agreement allows access to a Fed Funds line of up to $9.0 million and requires the Company to maintain cash balances with Zions Bank of $250,000.  The agreement has no maturity date.  There were no outstanding borrowings on this line of credit at both September 30, 2014 and December 31, 2013.

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

ESOP shares are considered outstanding for basic and diluted earnings per share when the shares are committed to be released.

Earnings per common share are summarized for the periods presented in the following table (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$1,235	$994	$3,438	$2,934
Less net income attributable to participating securities(1)	22	22	60	59
Net income available to common shareholders	$1,213	$972	$3,378	$2,875
Weighted average number of shares outstanding, basic	2,516	2,577	2,511	2,584
Effect of potentially dilutive common shares(2)	93	57	94	52
Weighted average number of shares outstanding, diluted	2,609	2,634	2,605	2,636
Earnings per share, basic	$0.49	$0.39	$1.37	$1.14
Earnings per share, diluted	$0.47	$0.38	$1.32	$1.11
   _______________
  (1) Represents dividends paid and undistributed earnings allocated to non-vested restricted stock awards.
  (2) Represents the effect of the assumed exercise of stock options and vesting of non-participating restricted shares, based on the treasury stock method.

There were no shares considered anti-dilutive for the three and nine months ended September 30, 2014 or 2013.

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
As of September 30, 2014, awards for stock options totaling 212,887 shares and awards for restricted stock totaling 93,292 shares of Company common stock have been granted under the Plans to participants, net of any forfeitures.  During the three and nine months ended September 30, 2014 share-based compensation expense totaled $45,000 and $289,000, respectively.  During the three and nine months ended September 30, 2013, share-based compensation expense totaled $42,000 and $126,000, respectively.

Stock Option Awards

All of the stock option awards granted under the Plans to date provide for the recipient's award to vest in 20 percent annual increments commencing one year from the grant date.  All of the options granted are exercisable for a period of 10 years from the date of grant, subject to vesting.  The following is a summary of the Company's stock option plan awards during the nine months ended September 30, 2014:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at the beginning of the year	107,456	$8.92	5.84	$857,499
Granted	105,431	$16.80
Exercised	(13,360)	$9.10
Forfeited	(13,680)	$8.60
Expired	-	-
Outstanding at September 30, 2014	185,847	$13.40	8.17	$3,309,917
Exercisable	64,565	$9.05	4.78	$1,149,902
Expected to vest, assuming a 0% forfeiture rate over the vesting term	185,847	$13.40	8.17	$3,309,917

As of September 30, 2014, there was $734,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  The cost is expected to be recognized over the remaining weighted-average vesting period of 2.17 years.

The fair value of each option award granted is estimated on the date of grant using a Black-Scholes model.  The assumptions used for the nine months ended September 30, 2014 are presented in the table below:

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Restricted Stock Awards

The fair value of the restricted stock awards is equal to the fair value of the Company's stock at the date of grant.  Compensation expense is recognized over the vesting period that the awards are based.  The restricted stock awards granted under the 2008 Plan to date provide for vesting in 20 percent annual increments commencing one year from the grant date.  The restricted stock awards granted under the 2013 Plan to date vested 20% of a recipient's award immediately with the full compensation expense associated with those shares recognized in the first quarter of 2014.  The balance of an individual's award under the 2013 Plan vests in four equal annual installments commencing one year from the grant date with the remaining compensation expense recognized over the four year vesting period of the remaining awards.

The following is a summary of the Company's non-vested restricted stock awards during the nine months ended September 30, 2014:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-vested at January 1, 2014	14,525	$8.44
Granted	45,565	16.87
Vested	(15,946)	16.87
Forfeited	-
Expired	-
Non-vested at September 30, 2014	44,144	$15.58	$2.23
Expected to vest assuming a 0% forfeiture rate over the vesting term	44,144	$15.58	$2.23

As of September 30, 2014, there was $661,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plan remaining.  The cost is expected to be recognized over the weighted-average vesting period of 2.17 years.  The total fair value of shares vested for the nine months ended September 30, 2014 and 2013 was $269,000 and $120,000, respectively.

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company.  In August 2012, in conjunction with the Company's "second step" conversion to become a fully converted public company, the ESOP borrowed $1.1 million from the Company to purchase additional common stock of the Company.  Both loans are being repaid principally by the Bank through contributions to the ESOP over a period of ten years.  The interest rate on the loans is fixed at 4.0% and 2.25%, per annum, respectively.  At September 30, 2014, the remaining balances of the ESOP loans were $521,000 and $914,000, respectively.

Neither the loan balances nor the related interest expense are reflected on the condensed consolidated financial statements.

At September 30, 2014, the ESOP was committed to release 21,443 shares of the Company's common stock to participants and held 131,129 unallocated shares remaining to be released in future years.  The fair value of the 131,129 restricted shares held by the ESOP trust was $2.3 million at September 30, 2014.  ESOP compensation expense included in salaries and benefits was $78,000 and $233,000 for the three and nine months ended September 30, 2014, and $76,000 and $249,000 for the three and nine months ended September 30, 2013, respectively.

Note 11 – Acquisition of Columbia State Bank Branches

On August 25, 2014, the Bank completed its acquisition of three branches of Columbia State Bank ("Columbia"), located at 602 E. Front St., Port Angeles, WA 98362, 645 W. Washington St., Sequim, WA 98382, and 9500 Oak Bay Rd., Port Ludlow, WA 98365.  These branch acquisitions were completed under a Purchase and Assumption Agreement between the Company and Columbia.  In this branch acquisition, the Company purchased loans, certain personal property and records at the former Columbia branches and the buildings and real estate at each location.  These assets were acquired in exchange for Sound Community Bank's assumption of the deposits at the three branches, as well as the payment of a deposit premium of 2.35%.

The Bank consolidated the operations of its Sequim branch into the former Columbia branch acquired on September 12, 2014 and consolidated the recently acquired Columbia branch into its existing Port Angeles branch as of November 10, 2014.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations.  The assets acquired and liabilities assumed were recorded at fair value.  Goodwill of approximately $7,000 resulted from the acquisition and is included as an intangible asset on the condensed consolidated balance sheet.  The amount of goodwill is equal to the amount by which the fair value of liabilities assumed exceeded the fair value of assets purchased.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The estimated fair value of the assets purchased and liabilities assumed are presented in the following table:

Fair value of assets acquired	At August 25, 2014
Cash and cash equivalents	$16,698
Loans	1,096
Premises and equipment	3,672
Core deposit intangible	114
Other assets	22
Total fair value of assets acquired	21,602
Fair value of liabilities assumed
Deposits	21,598
Other liabilities	4
Total fair value of liabilities assumed	$21,602

Note 12 – Subsequent Event

On October 28, 2014, the Company declared a quarterly cash dividend of $0.05 per common share, payable on November 26, 2014 to shareholders of record at the close of business November 12, 2014.

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
•
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and expected cost savings and other benefits  within the anticipated time frames or at all, including, in particular, our recent acquisition of three branches from Columbia State Bank;

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
Sound Community Bank's deposits are insured up to applicable limits by the FDIC.  At September 30, 2014, Sound Financial Bancorp had total consolidated assets of $478.7 million, net loans of $413.1 million, deposits of $403.2 million and stockholders' equity of $49.4 million.  The shares of Sound Financial Bancorp are traded on The NASDAQ Capital Market under the symbol "SFBC."  Our executive offices are located at 2005 5th Avenue, Suite 200, Seattle, Washington, 98121.
Our principal business consists of attracting retail and commercial deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial and multifamily, consumer and commercial business loans and construction and land loans.  We offer a variety of secured and unsecured consumer loan products, including manufactured home loans, floating homes, automobile loans, boat loans and recreational vehicle loans.  As part of our business, we focus on residential mortgage loan originations, some of which we sell to Fannie Mae.  We sell the majority of these loans with servicing retained to maintain the direct customer relationship and to continue providing strong customer service to our borrowers.  We originate and retain a significant amount of commercial real estate loans, including those secured by owner-occupied and nonowner-occupied commercial real estate, multifamily property, manufactured home parks and construction and land development loans.
Our operating revenues are derived principally from earnings on interest earning assets, service charges and fees, and gains on the sale of loans. Our primary sources of funds are deposits, Federal Home Loan Bank ("FHLB") advances and other borrowings, and payments received on loans and securities.  We offer a variety of deposit accounts that provide a wide range of interest rates and terms, generally including savings, money markets, NOW accounts, term certificates and demand accounts.
Our noninterest expenses consist primarily of salaries and employee benefits, expenses for occupancy, marketing, professional fees, data processing, FDIC deposit insurance premiums and regulatory expenses.  Salaries and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, directors' fees, expenses for retirement, share-based compensation and other employee benefits.  Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, property taxes, depreciation charges, maintenance and the cost of utilities.
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

Comparison of Financial Condition at September 30, 2014 and December 31, 2013
General.   Total assets increased by $36.1 million, or 8.2%, to $48.7 million at September 30, 2014 from $442.6 million at December 31, 2013.  This increase was primarily the result of a $26.4 million, or 6.8%, increase in the loan portfolio and a $6.8 million, or 44.4% increase in our cash and cash equivalents.  A $54.8 million increase in deposits was primarily used to fund the increase in loans and cash and pay down borrowings.
Cash and Securities.  Cash, cash equivalents and our available-for-sale securities in the aggregate increased by $4.3 million, or 14.1%, to $35.1 million at September 30, 2014.  Cash and cash equivalents increased by $6.8 million, or 44.4%, to $22.1 million at September 30, 2014.  Available-for-sale securities, which consist primarily of agency mortgage-backed securities, decreased by $2.5 million, or 16.1%, from $15.4 million at December 31, 2013 to $12.9 million at September 30, 2014 as a result of scheduled pay-downs and repayments.
At September 30, 2014, our available-for-sale securities portfolio consisted of $2.5 million of non-agency mortgage-backed securities.  These securities present a higher credit risk than agency mortgage-backed securities and municipal bonds, of which we had $8.4 million and $2.0 million, respectively, at September 30, 2014.  In order to monitor the increased risk, semiannually management receives and reviews a credit surveillance report from a third party, which evaluates these securities based on a number of factors, including credit scores, loan-to-value ratios, geographic locations, delinquencies and loss histories of the underlying mortgage loans.  This analysis is prepared in order to project future losses based on various home price depreciation scenarios over a three-year horizon.  Based on these reports, management ascertains the appropriate value for these securities and, during the three and nine months ended September 30, 2014, recorded no other-than-temporary impairment charges on these non-agency securities.  See Note 3 – Investments in the Notes to Consolidated Financial Statements under Item 1 of this report.  The current market environment significantly limits our ability to mitigate our exposure to value changes in these more risky securities by selling them, and we do not anticipate these conditions to change significantly throughout the year.  Accordingly, if the market and economic environment impacting the loans supporting these securities deteriorates, we could determine that an other-than-temporary impairment must be recorded on these securities, as well as on any other securities in our portfolio.  As a result, our future earnings, equity, regulatory capital and ongoing operations could be adversely affected.
Loans.  Our loan portfolio, excluding loans held for sale, increased $26.4 million, or 6.8%, from $390.9 million at December 31, 2013 to $417.4 million at September 30, 2014.  Loans held for sale increased $2.4 million from $130,000 at December 31, 2013 to $2.5 million at September 30, 2014.
The following table reflects the changes in the types of loans in our portfolio at September 30, 2014, as compared to December 31, 2013 (dollars in thousands):

	September 30, 2014	December 31, 2013	Amount Change	Percent Change
One-to-four-family	$129,168	$117,452	$11,716	10.0%
Home equity	34,782	35,155	(373)	(1.1)
Commercial and multifamily	158,635	156,600	2,035	1.3
Construction and land	45,186	44,300	886	2.0
Manufactured homes	12,584	13,467	(883)	(6.6)
Other consumer	13,000	10,284	2,716	26.4
Commercial business	23,996	13,668	10,328	75.6
Total loans, gross	$417,351	$390,926	$26,425	6.8%

The increases in our commercial business loans and other consumer loans reflect our strategy of increasing non-real estate secured loans as a percentage of our loan portfolio.  This strategy includes offering a variety of floating home loan products and participating with local banks in larger commercial business loans.  At September 30, 2014, our loan portfolio remained well-diversified with commercial and multifamily real estate loans accounting for 38.0% of the portfolio.  Residential real estate loans accounted for 30.9% of the portfolio.  Home equity, manufactured and other consumer loans accounted for 14.5% of the portfolio.  Construction and land loans accounted for 10.8% of the portfolio and commercial business loans accounted for the remaining 5.8% of total loans.
Mortgage Servicing Rights.  At September 30, 2014 and December 31, 2013, we had $3.1 million and $3.0 million, respectively, in mortgage servicing rights recorded at fair value.  We record mortgage servicing rights on loans sold to Fannie Mae and other financial institutions with servicing retained and upon acquisition of a servicing portfolio.  We stratify our capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  Mortgage servicing rights are carried at fair value.  If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.

Nonperforming Assets.  At September 30, 2014, nonperforming assets totaled $3.8 million, or 0.80% of total assets, compared to $3.1 million, or 0.70% of total assets at December 31, 2013.
The table below sets forth the amounts and categories of nonperforming assets at the dates indicated (dollars in thousands):
	Nonperforming Assets
	At September 30, 2014	At December 31, 2013	Amount Change	Percent Change
Nonaccrual loans	$904	$558	$346	62.0%
Accruing loans 90 days or more delinquent	-	321	(321)	(100.0)
Nonperforming restructured loans	2,649	1,042	1,607	154.2
OREO and repossessed assets	259	1,178	(919)	(78.0)
Total nonperforming assets	$3,812	$3,099	$713	23.0%

Nonperforming loans, consisting of nonaccrual loans and nonperforming restructured loans, to total loans increased to$3.6 million or 0.85% of total gross loans at September 30, 2014 from $1.9 million or 0.49% of total gross loans at December 31, 2013.  This increase reflected a $1.6 million increase in nonperforming loans during the nine months ended September 30, 2014, primarily due to a $1.5 million commercial real estate loan secured by property located in Snohomish County, Washington that was modified as a new TDR in the third quarter of 2014 and which is currently performing in accordance with modified repayment terms.
OREO and repossessed assets decreased during the three and nine months ended September 30, 2014, primarily due to improving economic conditions in our market and our continued focus on credit administration.  During the nine months ended September 30, 2014, we repossessed five personal residences and eight manufactured homes.  We sold 11 personal residences and eight manufactured homes at an aggregate loss of $16,000 during the nine months ended September 30, 2014.  Our largest OREO at September 30, 2014, consisted of a personal residence with a recorded value of $105,000 located in San Juan County, Washington.  Our next largest OREO properties were a $42,000 personal residence located in Clallam County, Washington and a $41,000 personal residence located in Mahaska County, Iowa.
Allowance for Loan Losses.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of evaluation in accordance with generally accepted accounting principles in the United States.  It is our best estimate of probable incurred credit losses in our loan portfolio.
Our allowance for loan losses at September 30, 2014 was $4.2 million, or 1.01% of total loans receivable compared to $4.2 million, or 1.07% of total loans receivable at December 31, 2013.  The allowance for loan losses reflects the $600,000 provision for loan losses established during the nine months ended September 30, 2014.
The following table reflects the adjustments in our allowance during the periods indicated (dollars in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$4,191	$4,129	$4,177	$4,248
Charge-offs	(255)	(484)	(688)	(1,357)
Recoveries:	94	20	141	74
Net charge-offs	(161)	(464)	(547)	(1,283)
Provisions charged to operations	200	450	600	1,150
Balance at end of period	$4,230	$4,115	$4,230	$4,115

Ratio of net charge-offs during the period to average loans outstanding during the period	0.16%	0.52%	0.18%	0.52%
Allowance as a percentage of nonperforming loans	119.05%	206.58%	119.05%	206.58%
Allowance as a percentage of total loans (end of period)	1.01%	1.08%	1.01%	1.08%

Specific loan loss reserves decreased $319,000 at September 30, 2014 compared to December 31, 2013, while general loan loss reserves increased $372,000 at September 30, 2014, compared to December 31, 2013.  Net charge-offs for the nine months ended September 30, 2014 were $547,000, or 0.18% of average loans on an annualized basis, compared to $1.3 million, or 0.52% of average loans for the same period in 2013.  The decrease in net charge-offs was primarily due to improving economic conditions in our market area and continued efforts in credit administration and collections.  As of September 30, 2014, the allowance for loan losses as a percentage of total loans receivable and nonperforming loans was 1.01% and 119.05%, respectively, compared to 1.08% and 206.58%, respectively, at December 31, 2013.  The allowance for loan losses as a percentage of total loans receivable decreased primarily as a result of higher balances of loans receivable and improved credit metrics related to both specific and general reserves. This includes a decrease in expected losses on loans individually evaluated for impairment and an increase in expected losses on loans collectively evaluated for impairment.  The decrease in loans individually evaluated was due to lower past due and impaired loans as a percentage of the overall loan portfolio and improving values for real estate in the markets where we lend.  The increase in loans collectively evaluated was due to an increase in loans receivable and an evaluation by management of a longer look-back period in calculating the historical loss ratios. Management will continue to evaluate the appropriate loss periods given changes in the economic environment and nature of the risks within the loan portfolio. The allowance for loan losses as a percentage of nonperforming loans decreased due to a $1.7 million increase in nonperforming loans from $1.9 million as of December 31, 2013 to $3.6 million as of September 30, 2014.

Deposits.  Total deposits increased by $54.9 million, or 15.7%, to $403.2 million at September 30, 2014 from $348.3 million at December 31, 2013, primarily as a result of a $28.1 million, or 39.8%, increase in interest-bearing demand accounts, a $15.1 million, or 9.6% increase in certificates and a $9.6 million, or 27.8%, increase in noninterest-bearing demand accounts.  These increases were partially offset by a $3.4 million, or 5.7%, decrease in money market accounts. The acquisition of three retail branches on the North Olympic Peninsula was a primary factor in deposit growth.  We acquired $22.2 million in deposits in the acquisition.  The remaining increase was the result of retail and sales efforts during the period as we continued our emphasis on attracting relatively low-cost core deposit accounts including noninterest-bearing accounts from small businesses.  The decrease in money market accounts was primarily the result of customers placing these funds in higher yielding certificate or interest-bearing demand accounts.  At September 30, 2014, brokered deposits were $5.3 million compared to $4.3 million at December 31, 2013.
A summary of deposit accounts with the corresponding weighted average cost of funds is presented below (dollars in thousands):
	As of September 30, 2014		As of December 31, 2013
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$41,139	0.00%	$31,877	0.00%
Interest-bearing demand	98,739	0.41	70,639	0.37
Savings	31,895	0.17	26,509	0.14
Money market	55,689	0.28	59,069	0.30
Certificates	172,632	1.05	157,528	1.13
Escrow	3,080	0.00	2,717	0.00
Total deposits	$403,174	0.60%	$348,339	0.64%

Borrowings.  FHLB advances decreased $22.5 million, or 52.0%, to $20.7 million at September 30, 2014, with a weighted-average cost of 0.57%, from $43.2 million at December 31, 2013, with a weighted-average cost of 0.53% due to maturities.  This decrease in borrowings was a result of the acquisition of deposits from Columbia State Bank coupled with deposit growth among our existing branches.  We rely on FHLB advances to fund interest-earning assets when deposits alone cannot fully fund interest-earning asset growth.  This reliance on borrowings, rather than deposits, may increase our overall cost of funds.
Stockholders' Equity.  Total stockholders' equity increased $2.9 million, or 6.2%, to $49.4 million at September 30, 2014 from $46.5 million at December 31, 2013.  This increase primarily reflects $3.4 million in net income and other comprehensive income of $456,000 representing unrealized holding gains on available for sale securities partially offset by $904,000 in stock repurchases (at an average price of $16.91 per share) and the payment of cash dividends of $378,000.

Comparison of Results of Operation for the Three and Nine Months Ended September 30, 2014 and 2013
General.  Net income increased $241,000 to $1.2 million, or $0.47 per diluted common share, for the three months ended September 30, 2014, compared to $994,000, or $0.38 per diluted common share, for the three months ended September 30, 2013.  Net income increased $504,000 to $3.4 million, or $1.32 per diluted common share, for the nine months ended September 30, 2014, compared to $2.9 million, or $1.11 per diluted common share, for the nine months ended September 30, 2013.  The primary reasons for the improvement in net income for the three months ended September 30, 2014 compared to the same period last year were increases in net interest income and noninterest income and lower provision for loan losses which was partially offset by higher noninterest expense.  The primary reasons for the improvement in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013 were an increase in net interest income and lower provision expense which was partially offset by lower noninterest income and higher noninterest expense.  Noninterest expense was higher primarily as a result of higher operating and data processing expenses as a result of conversion costs associated with the our recent branch acquisitions and higher salaries and benefit expenses due to an increase in staffing additional branch locations, partially offset by lower losses and expenses related to OREO and other repossessed assets.

Interest Income.  Interest income increased by $410,000, or 8.2%, to $5.4 million for the three months ended September 30, 2014, from $5.0 million for the three months ended September 30, 2013.  Interest income increased by $1.3 million, or 9.2%, to $15.8 million for the nine months ended September 30, 2014, from $14.5 million for the nine months ended September 30, 2013.  The increase in interest income for both the three and nine months ended September 30, 2014, primarily reflected the increase in the average balance of interest-earning assets.  In particular, our average balance of loans receivable outpaced the decline in the weighted average yield on our interest-earning assets during the three and nine months ended September 30, 2014 as compared to the same periods last year.

Our weighted average yield on interest-earning assets was 5.00% and 5.01% for the three and nine months ended September 30, 2014, compared to 5.15% and 5.18% for the three and nine months ended September 30, 2013, respectively.  The weighted average yield on loans decreased to 5.19% and 5.20% for the three and nine months ended September 30, 2014, respectively, from 5.43% and 5.46% for the three and nine months ended September 30, 2013, respectively.  The average balance of gross loans receivable increased $48.4 million and $54.0 million, or 13.3% and 15.5%, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods last year.  The weighted average yield on available-for-sale securities (including OTTI) was 1.65% and 1.41% for the three and nine months ended September 30, 2014, respectively, compared to 1.42% and 1.48% for the three and nine months ended September 30, 2013, respectively.  The average balance of available-for-sale securities decreased $3.1 million and $4.5 million, or 18.5% and 23.9%, for the three and nine months ended September 30, 2014 as compared to the same periods last year.

Interest Expense.  Interest expense increased $34,000, or 5.9%, to $612,000 for the three months ended September 30, 2014, from $578,000 for the three months ended September 30, 2013.  Interest expense increased $127,000, or 7.5%, to $1.8 million for the nine months ended September 30, 2014, from $1.7 million for the nine months ended September 30, 2013.  These increases reflect a $51.2 million and $45.1 million increase in the average balances of deposits for the three and nine months ended September 30, 2014, respectively, as compared to the same periods last year.  We also had a $13.5 million and $1.9 million decrease in the average balances of FHLB advances for the three and nine months ended September 30, 2014, respectively.  Our weighted average cost of interest-bearing liabilities was 0.68% and 0.57% for the three and nine months ended September 30, 2014, respectively, compared to 0.71% for both the three and nine months ended September 30, 2013.

Interest paid on deposits increased $52,000, or 9.8%, to $580,000 for the three months ended September 30, 2014, from $528,000 for the three months ended September 30, 2013.  Interest paid on deposits increased $165,000, or 10.8%, to $1.7 million for the nine months ended September 30, 2014, from $1.5 million for the nine months ended September 30, 2013.  These increases resulted from higher average balances of deposits outstanding in the period, partially offset by slightly lower weighted average cost of deposits.  Our weighted average cost of deposits during the three and nine months ended September 30, 2014 was 0.60% and 0.61%, respectively, as compared to 0.63% during both the three and nine months ended September 30, 2013.  The decrease in average rates during the three and nine months ended September 30, 2014 was primarily a result of the re-pricing of matured certificates of deposit, most of which we were able to retain at lower rates.

Interest expense on borrowings decreased $18,000, or 36.0%, to $32,000 for the three months ended September 30, 2014, from $50,000 for the three months ended September 30, 2013.  Interest expense on borrowings decreased $38,000, or 23.2%, to $126,000 for the nine months ended September 30, 2014, from $164,000 for the nine months ended September 30, 2013.  The decrease was primarily the result of a decrease in the average balance of borrowings outstanding during the three and nine months ended September 30, 2014, respectively, as compared to the same periods last year.  Our cost of borrowings was 0.64% and 0.57% for the three and nine months ended September 30, 2014, respectively, as compared to 0.60% and 0.70% for the three and nine months ended September 30, 2013, respectively.

Net Interest Income.  Net interest income increased $376,000, or 8.5%, to $4.8 million for the three months ended September 30, 2014, from $4.4 for the three months ended September 30, 2013.  Net interest income increased $1.2 million, or 9.4%, to $14.0 million for the nine months ended September 30, 2014, from $12.8 million for the nine months ended September 30, 2013.  The increase for three and nine months ended September 30, 2014 resulted from increased interest income due to higher average loan balances.  Our average yield on loans receivable decreased during the three and nine months ended September 30, 2014 as compared to the same periods last year as new loan originations are pricing lower than pay downs and paid loans which reflects the continued low rate environment.  Our net interest margin was 4.43% for both the three and nine months ended September 30, 2014, compared to 4.55% and 4.58% for the three and nine months ended September 30, 2013, respectively.

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

A provision of $200,000 and $600,000 was made during the three and nine months ended September 30, 2014, respectively, compared to a provision of $450,000 and $1.2 million during the three and nine months ended September 30, 2013, respectively.  The reduced provision during the three and nine months ended September 30, 2014, primarily reflects declines in loan charge-offs and improving values for real estate in the markets where we lend offset by increases to the provision related to higher average loan balances and changes in the composition of our loan portfolio.

For the three months ended September 30, 2014, the annualized percentage of net charge-offs to average loans decreased 37 basis points to 0.16%, from 0.53% for the three months ended September 30, 2013.  For the nine months ended September 30, 2014, the annualized percentage of net charge-offs to average loans decreased 34 basis points to 0.18%, from 0.52% for the nine months ended September 30, 2013.

The ratio of nonperforming loans to total loans increased 35 basis points to 0.85% at September 30, 2014 from 0.50% at September 30, 2013.

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

Noninterest Income.  Noninterest income increased $405,000, or 39.5%, to $1.4 million for the three months ended September 30, 2014, as compared to $1.0 million for the three months ended September 30, 2013 as reflected below (dollars in thousands):
	Three Months Ended September 30,		Amount	Percent
	2014	2013	Change	Change
Service charges and fee income	$805	$564	$241	42.7%
Earnings on cash surrender value of BOLI	87	78	9	11.5
Mortgage servicing income	202	76	126	165.8
Fair value adjustment on mortgage servicing rights	153	271	(118)	(43.5)
Net gain on sale of loans	184	37	147	397.3
Total noninterest income	$1,431	$1,026	$405	39.5%

The increase in mortgage servicing income was primarily a result of reduced expenses in the loan servicing portfolio some of which represented Fannie Mae reimbursements received in the third quarter of 2014.  In addition, the purchase price premium paid for the servicing portfolio that was purchased in 2009 was fully amortized as of August 2014.  The decrease in the fair value adjustment on mortgage servicing rights was a result of normal fluctuations in the pricing of this asset.  The increased gain on sale of loans was primarily reflective of somewhat higher volumes of loan originations reflecting increased seasonal purchase activity in our market areas and higher average premiums on loans sold, including a few loans that were sold servicing-released.  The increase in service charges and fee income was primarily the result of increased deposit service fees from new accounts acquired in August as well as higher loan fees.  The increase in earnings on the cash surrender value of BOLI increased due to higher returns earned on the underlying securities portfolio.
Noninterest income decreased $415,000, or 11.1%, to $3.3 million for the nine months ended September 30, 2014, as compared to $3.8 million for the nine months ended September 30, 2013 as reflected below (dollars in thousands):
	Nine Months Ended September 30,		Amount	Percent
	2014	2013	Change	Change
Service charges and fee income	$2,040	$1,714	$326	19.0%
Earnings on cash surrender value of BOLI	253	230	23	10.0
Mortgage servicing income	235	387	(152)	(39.3)
Fair value adjustment on mortgage servicing rights	437	656	(219)	(33.4)
Other-than-temporary impairment losses	-	(30)	30	(100.0)
Net gain on sale of loans	371	794	(423)	(53.3)
Total noninterest income	$3,336	$3,751	$(415)	(11.1)%

The decline in mortgage servicing income was a result of reduced refinance activity and higher expenses in the loan servicing portfolio over the comparable periods.  This was concentrated in the first two quarters of 2014.  The decreased net gain on sale of loans was primarily reflective of the curtailed refinance activity as a result of higher mortgage rates this year as compared to last year.  Service charges and fee income increased primarily due to higher loan fee income and higher deposit service fees from new accounts acquired in August.  The decrease in OTTI was a result of improving credit trends in the Company's non-agency mortgage-backed securities
Noninterest Expense.  Noninterest expense increased $628,000, or 17.6%, to $4.2 million during the three months ended September 30, 2014 as compared to $3.6 million during the three months ended September 30, 2013, as reflected below (dollars in thousands):
	Three Months Ended September 30,		Amount	Percent
	2014	2013	Change	Change
Salaries and benefits	$1,998	$1,858	$140	7.5%
Operations	1,155	825	330	40.0
Regulatory assessments	66	57	9	15.8
Occupancy	381	353	28	7.9
Data processing	606	348	258	74.1
Losses and expenses on OREO and repossessed assets	(12)	125	(137)	(109.6)
Total noninterest expense	$4,194	$3,566	$628	17.6%

Salaries and benefits, operations and data processing expenses increased primarily due to the additional employees acquired in connection with our recent branch acquisition and conversion costs of acquired deposit accounts during the third quarter of 2014.  Losses and expenses on OREO and repossessed assets decreased primarily due to lower levels of OREO and other repossessed assets during the three months ended September 30, 2014 as compared to the same period last year and improving values for real estate in the markets where we lend.

Noninterest expense increased $552,000, or 5.0%, to $11.7 million during the nine months ended September 30, 2014 as compared to $11.2 million during the nine months ended September 30, 2013, as reflected below (dollars in thousands):
	Nine Months Ended September 30,		Amount	Percent
	2014	2013	Change	Change
Salaries and benefits	$6,023	$5,224	$799	15.3%
Operations	3,056	2,809	247	8.8
Regulatory assessments	201	239	(38)	(15.9)
Occupancy	994	961	33	3.4
Data processing	1,278	954	324	34.0
Losses and expenses on OREO and repossessed assets	149	963	(814)	(84.5)
Total noninterest expense	$11,701	$11,150	$551	4.9%

Salaries and benefits expense increased during the nine months ended September 30, 2014, primarily due to an increase in full time equivalent employees and an increase in share-based compensation expense.  Data processing and operations expense increased primarily due to conversion costs related to the branch acquisition and expansion of online and mobile banking offerings.  Regulatory assessments were lower due to a decrease in FDIC insurance assessments.  Losses and expenses on OREO and repossessed assets decreased primarily due to lower levels of OREO and other repossessed assets during the nine months ended September 30, 2014 as compared to the same period last year and improving values for real estate in the markets where we lend.
Income Tax Expense.   For the three and nine months ended September 30, 2014, we incurred income tax expense of $585,000 and $1.6 million on our pre-tax income as compared to $423,000 and $1.3 million for the three and nine months ended September 30, 2013, respectively.  The effective tax rates for the three and nine months ended September 30, 2014 were 32.1% and 32.0%, respectively.  The effective tax rates for the three and nine months ended September 30, 2013 were 29.9% and 31.2%, respectively.
Liquidity

The Management Discussion and Analysis in Item 7 of the Company's 2013 Form 10-K contains an overview of the Company's and the Bank's liquidity management, sources of liquidity and cash flows.  This discussion updates that disclosure for the nine months ended September 30, 2014.

The Bank's primary sources of funds are deposits, principal and interest payments on loans and borrowings.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank's primary investing activity is loan originations.  The Bank maintains liquidity levels it believes to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  At September 30, 2014, the Bank had $35.1 million in cash and investment securities available for sale and $2.5 million in loans held for sale generally available for its cash needs.  Also, based on existing collateral pledged, the Bank had the ability to borrow an additional $67.2 million in Federal Home Loan Bank advances, $19.2 million through the Federal Reserve's Discount Window, $9.0 million through a Fed Funds line at Zions Bank and $2.0 million through a Fed Funds line at Pacific Coast Banker's Bank.  The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At September 30, 2014, outstanding loan commitments, including unused lines and letters of credit totaled $59.0 million.  Certificates of deposit scheduled to mature in one year or less at September 30, 2014, totaled $104.9 million.  Based on our competitive pricing, we believe that a majority of maturing deposits will remain with the Bank.

Cash and cash equivalents increased $6.8 million to $22.1 million as of September 30, 2014, from $15.3 million as of December 31, 2013.  Net cash provided by operating activities was $2.5 million for the nine months ended September 30, 2014.  Net cash of $22.3 million was used in investing activities during the nine months ended September 30, 2014 and consisted principally of loan originations, net of principal repayments.  The $26.6 million of cash provided by financing activities during the nine months ended September 30, 2014 was primarily a result of a $54.8 million net increase in deposits which was primarily used to fund loan growth, pay down $22.5 million in FHLB advances and increase on-balance sheet cash.

As a separate legal entity from the Bank, the Company must provide for its own liquidity.  At September 30, 2014, the Company, on an unconsolidated basis, had $346,000 in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.  The Company's principal source of liquidity is dividends from the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.

Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit.  For the nine months ended September 30, 2014, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet loan commitments at September 30, 2014, is as follows (in thousands):
Off-balance sheet loan commitments:	At September 30, 2014
Residential mortgage commitments	$4,448
Undisbursed portion of loans closed	29,648
Unused lines of credit	24,789
Irrevocable letters of credit	65
Total loan commitments	$58,950

Capital

Sound Community Bank is subject to minimum capital requirements imposed by regulations of the FDIC.  Based on its capital levels at September 30, 2014, Sound Community Bank exceeded these requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC.  Based on capital levels at September 30, 2014, Sound Community Bank was considered to be well-capitalized under applicable regulatory requirements.  Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank's "well-capitalized" status.

The actual regulatory capital amounts and ratios calculated for Sound Community Bank at September 30, 2014 were as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2014
Tier 1 Capital to average assets	$51,025	10.26%	$18,247	≥	4.0%	$22,809	≥	5.0%
Tier 1 Capital to risk-weighted assets	$46,795	12.82%	$14,597	≥	4.0%	$21,895	≥	6.0%
Total Capital to risk-weighted assets	$46,795	13.98%	$29,194	≥	8.0%	$36,492	≥	10.0%

For a bank holding company with less than $500 million in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $500 million or more in assets, at September 30, 2014 Sound Financial Bancorp would have exceeded all regulatory capital requirements.  The estimated regulatory capital ratios calculated for Sound Financial Bancorp as of September 30, 2014 were 10.43% for Tier 1 leverage-based capital, 13.07% for Tier 1 risk-based capital and 14.23% for total risk-based capital.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

The Company provided information about market risk in Item 7A of its 2013 Form 10-K.  There have been no material changes in our market risk since our 2013 Form 10-K.
Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act")), as of September 30, 2014, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
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
(b)	Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the three and nine months ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.12
2013 Equity Inventive Plan (included as Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,2013 and incorporated herein by reference (File No. 001-35633))

10.13
Form of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock Agreement under the 2013 Equity Incentive Plan (included as Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference (File No. 001-35633))

10.14
Amendment to the Supplemental Executive Long Term Compensation Agreement effective December 31, 2011 by and between Sound Community Bank and Laura Lee Stewart (included as Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference (file No. 001-35633))

10.15
Change of Control Agreement dated October 30, 2013, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Matthew P. Deines (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 1, 2013 (File No. 001-35633))

10.16
Change of Control Agreement dated October 30, 2013, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Matthew F. Moran (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 1, 2013 (File No. 001-35633))

10.17
Settlement Agreement and Release of Claims Agreement between Matthew F. Moran and Sound Community Bank (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on October 15, 2014 (File No. 001-35633))

11	Statement re computation of per share earnings (See Note 13 of the Notes to Consolidated Financial Statements contained in Item 8, Part II of this Annual Report on Form 10-K.)
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification
101	Interactive Data Files*
* In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: November 13, 2014	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President and Chief Executive Officer

Date: November 13, 2014	By:	/s/ Matthew P. Deines
Matthew P. Deines
Executive Vice President and Chief Financial Officer