Form 10-K
period 2014-12-31
Sound Financial Bancorp, Inc.
filed 2015-03-31
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]  NO [   ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]   NO [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting Company.  See definition of "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting Company [X]
(Do not check if smaller reporting Company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]    NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $38.8 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.
As of March 30, 2015, there were 2,528,451 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K – Portions of the Registrant's Proxy Statement for its 2015 Annual Meeting of Shareholders.

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
•
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and expected cost savings and other benefits  within the anticipated time frames or at all including in particular, our recent acquisition of three branches from Columbia State Bank;

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
•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described from time to time in this Form 10-K and our other filings with the U.S. Securities and Exchange Commission (the "SEC") .

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
General
References in this document to Sound Financial Bancorp or the Company refer to Sound Financial Bancorp, Inc. and its predecessor, Sound Financial, Inc., a federal corporation, and references to the "Bank" refer to Sound Community Bank.  References to "we," "us," and "our" means Sound Financial Bancorp and its wholly-owned subsidiary, Sound Community Bank, unless the context otherwise requires.
Sound Financial Bancorp, a Maryland corporation, is a bank holding company for its wholly owned subsidiary, Sound Community Bank.  Substantially all of Sound Financial Bancorp's business is conducted through Sound Community Bank, a Washington state-chartered commercial bank.  As a Washington commercial bank, the Bank's regulators are the Washington State Department of Financial Institutions ("WDFI") and the Federal Deposit Insurance Corporation ("FDIC").  The Federal Reserve is the primary federal regulator for Sound Financial Bancorp.
Sound Community Bank's deposits are insured up to applicable limits by the FDIC.  At December 31, 2014, Sound Financial Bancorp had total consolidated assets of $495.2 million, net loans of $426.0 million, deposits of $407.8 million and stockholders' equity of $50.6 million.  The shares of Sound Financial Bancorp are traded on The NASDAQ Capital Market under the symbol "SFBC."  Our executive offices are located at 2005 5th Avenue, Suite 200, Seattle, Washington, 98121.
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

Market Area
We serve the Seattle Metropolitan Statistical Area ("MSA"), which includes the city of Seattle, King County, Snohomish County, and Pierce County within the Puget Sound region, and Clallam and Jefferson Counties, Washington.  We serve these markets through our main office in Seattle, five branch offices, two of which are located in the Seattle MSA, two that are located in Clallam County and one that is located in Jefferson County, and a loan production office located in the Madison Park neighborhood of Seattle.  Based on the most recent branch deposit data provided by the FDIC, our share of deposits in the Seattle-Tacoma-Bellevue MSA was approximately 0.21%, in King County approximately 0.15%, in Pierce County approximately 0.44% and in Snohomish County approximately 0.36%.  In Clallam County and Jefferson County, we have approximately 13.67% and 4.04%, respectively, of the deposits in those markets.  See "– Competition."
Our market area includes a diverse population of management, professional and sales personnel, office employees, manufacturing and transportation workers, service industry workers and government employees, as well as retired and self-employed individuals.  The population has a skilled work force with a wide range of education levels and ethnic backgrounds.  Major employment sectors include information and communications technology, financial services, manufacturing, maritime, biotechnology, education, health and social services, retail trades, transportation and professional services.  The largest employers headquartered in our market area include Boeing, U.S. Joint Base Lewis-McChord, Navy Region Northwest, Microsoft, University of Washington, and Providence Health.  Other significant employers include Costco, Nordstrom, Amazon.com, Inc., Starbucks, Alaska Air Group and Weyerhaeuser.
Weak economic conditions and ongoing strains in the financial and housing markets which began in 2008, generally started to improve in 2012 in portions of the United States, including our market area. While the effects during this period presented an unusually challenging environment for banks and their holding companies, including us, trends in housing prices and unemployment are generally improving. For the month of December 2014, the Seattle MSA reported an unemployment rate of 4.8%, as compared to the national average of 5.6%, according to the latest available information from the Bureau of Labor Statistics.  Home prices in our markets also improved over the past year.  Based on information from Case-Shiller, the average home price in the Seattle MSA increased 6.6% in 2014 from 2013. This compares favorably to the national average home price index increase in 2014 of 4.6%.
King County has the largest population of any county in the state of Washington, covers approximately 2,100 square miles, and is located on the Puget Sound.  It has approximately 2.0 million residents and a median household income of approximately $71,000.  King County has a diversified economic base with many industries including shipping and transportation (Port of Seattle, Paccar, Inc. and Expeditors International of Washington, Inc.), retail (Amazon.com, Inc., Starbucks Corp. and Nordstrom, Inc.) aerospace (the Boeing Company) and computer technology (Microsoft Corp.) and biotech industries.  Based on information from the Northwest Multiple Listing Service ("MLS"), the median sales price in King County in December 2014 was $391,000, a 5.1% increase from December 2013's median sale price of $372,000.
Pierce County has the second largest population of any county in the State of Washington, covers approximately 1,700 square miles and is located along western Puget Sound.  It has approximately 811,000 residents and a median household income of approximately $59,000. The Pierce County economy is diversified with the presence of military related government employment (Fort Lewis Army Base and McChord Air Force Base), transportation and shipping employment (Port of Tacoma), and aerospace related employment (Boeing). Based on information from the MLS, the median sale price in Pierce County in December 2014 was $230,000, a 3.6% increase from December 2013's median sales price of $222,000.
Snohomish County has the third largest population of any county in the state of Washington, covers approximately 2,100 square miles and is located on Puget Sound touching the northern border of King County.  It has approximately 733,000 residents and a median household income of approximately $68,000. The economy of Snohomish County is diversified with the presence of military related government employment (Everett Homeport Naval Base), aerospace related employment (Boeing) and retail trade.  Based on information from the MLS, the median sales price in Snohomish County as of December 31, 2014 was $300,000, a 1.4% increase from December 2013's median sales price of $296,000.
Clallam County, with a population of approximately 71,000, is ranked 18th among the counties in the state of Washington.  It is bordered by the Pacific Ocean and the Strait of Juan de Fuca and covers 1,700 square miles, including the westernmost portion of the continental United States.  It has approximately 36,000 households and median household income of approximately $46,000. The economy of Clallam County is primarily manufacturing and shipping. The Sequim Dungeness Valley continues to be a growing retirement location.  Our offices are in Port Angeles and Sequim, the two largest cities in the county.  Based on information from the MLS, the median sales price in Clallam County in December 2014 was $199,000, a 12.4% increase from 2013's median sales price of $177,000.

Jefferson County, with a population of approximately 30,000, is the 27th largest county in the state of Washington.  It is bordered by Clallam County and the Strait of Juan de Fuca to the north and the Hood Canal on the west and covers 2,200 square miles.  The majority of the population of the county lives in the northwestern portion of the county.  Our office is located in Port Ludlow which is the third largest community in the county.  Port Ludlow ranks 16th of 522 ranked areas in the state of Washington and is the most affluent area of Jefferson County.  The economy of Jefferson County is primarily based on tourism, agriculture, lumber, fish processing and ship repair and maintenance.  Port Ludlow is a popular retirement community and is a well-known port of call for leisure craft sailing between Puget Sound and the San Juan Islands.  Based on information from the MLS, the average home price in Jefferson County as of December 2014 was $147,000, a 3.3% decrease from 2013's median price of $152,000.

There have been indications over the last several years that the U.S. job market, including the job market in our market area, is improving, however the unemployment rate in certain of our market areas remain relatively high..  According to the latest available information from the Bureau of Labor Statistics, King and Snohomish Counties reported an unemployment rate of 4.1% and 4.5%, respectively, as of December 2014, which are lower than the state and national unemployment rates of 6.3% and 5.6%, respectively.  The unemployment rates for Clallam and Pierce Counties are above the state and national rates as of December 2014.  The unemployment rate in Clallam County increased from 9.0% as of December 2013 to 9.3% as of December 2014, while the unemployment rate in Pierce County decreased from 7.3% as of December 2013 to 7.2% as of December 2014.  The unemployment rate in Jefferson County increased from 8.4% as of December 2013 to 8.6% as of December 2014.

Lending Activities
The following table presents information concerning the composition of our loan portfolio, excluding loans held-for-sale by the type of loan for the dates indicated (dollars in thousands):
	December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
One- to four-family	$133,031	30.80%	$117,739	30.02%	$94,059	28.71%	$94,498	31.45%	$98,314	32.81%
Home equity	34,675	8.03	35,155	8.96	35,364	10.80	39,656	13.20	44,829	14.96
Commercial and multifamily	168,952	39.12	157,516	40.17	133,620	40.79	106,016	35.28	93,053	31.05
Construction and land	46,279	10.72	44,300	11.30	25,458	7.77	17,805	5.93	16,650	5.56
Total real estate loans	382,937	88.67	354,710	90.45	288,501	88.07	257,975	85.85	252,846	84.37
Consumer loans:
Manufactured homes	12,539	2.90	13,496	3.44	16,232	4.96	18,444	6.14	20,043	6.69
Other consumer	16,875	3.91	10,284	2.62	8,650	2.64	10,920	3.63	12,110	4.04
Total consumer loans	29,414	6.81	23,780	6.06	24,882	7.60	29,364	9.77	32,153	10.73
Commercial business loans	19,525	4.52	13,668	3.49	14,193	4.33	13,163	4.38	14,678	4.90
Total loans	431,876	100.00%	392,158	100.00%	327,576	100.00%	300,502	100.00%	299,677	100.00%
Less:
Deferred fees and discounts	1,516		1,232		832		406		431
Allowance for loan losses	4,387		4,177		4,248		4,455		4,436
Total loans, net	$425,973		$386,749		$322,496		$295,641		$294,810

The following table shows the composition of our loan portfolio in dollar amounts and in percentages by fixed and adjustable rate loans for the dates indicated (dollars in thousands):
	December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed- rate loans:
Real estate loans:
One- to four-family	$118,083	27.34%	$103,756	26.46%	$79,020	24.12%	$78,145	26.00%	$79,930	26.67%
Home equity	12,003	2.78	13,530	3.45	9,605	2.93	9,276	3.09	10,294	3.44
Commercial and multifamily	103,303	23.92	100,031	25.51	76,957	23.49	45,034	14.99	40,491	13.51
Construction and land	39,147	9.07	37,668	9.61	22,346	6.82	17,458	5.81	10,907	3.64
Total real estate loans	272,536	63.11	254,985	65.03	187,928	57.37	149,913	49.89	141,622	47.26
Manufactured homes	12,539	2.90	13,496	3.44	16,232	4.96	18,444	6.14	20,043	6.69
Other consumer	16,129	3.74	9,495	2.42	7,767	2.37	9,730	3.24	10,772	3.59
Commercial business	11,024	2.55	5,603	1.43	9,268	2.83	8,041	2.68	8,293	2.77
Total fixed-rate loans	312,226	72.30	283,579	72.32	221,195	67.52	186,128	61.94	180,730	60.31
Adjustable- rate loans:
Real estate loans:
One- to four-family	14,948	3.46	13,983	3.57	15,039	4.59	16,353	5.44	18,384	6.13
Home equity	22,672	5.25	21,625	5.51	25,759	7.86	30,380	10.11	34,535	11.52
Commercial and multifamily	65,649	15.20	57,485	14.66	56,663	17.30	60,982	20.29	52,562	17.54
Construction and land	7,132	1.65	6,632	1.69	3,112	0.95	347	0.12	5,743	1.92
Total real estate loans	110,401	25.56	99,725	25.43	100,573	30.70	108,062	35.96	111,224	37.11
Other consumer	746	0.17	789	0.20	883	0.27	1,190	0.40	1,338	0.45
Commercial business	8,501	1.97	8,065	2.05	4,925	1.50	5,122	1.70	6,385	2.13
Total adjustable-rate loans	119,648	27.70	108,579	27.68	106,381	32.48	114,374	38.06	118,947	39.69
Total loans	431,876	100.00%	392,158	100.00%	327,576	100.00%	300,502	100.00%	299,677	100.00%
Less:
Deferred fees and discounts	1,516		1,232		832		406		431
Allowance for loan losses	4,387		4,177		4,248		4,455		4,436
Total loans, net	$425,973		$386,749		$322,496		$295,641		$294,810

The following table illustrates the contractual maturity of our loan portfolio at December 31, 2014 (dollars in thousands).  Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The total amount of loans due after December 31, 2015, which have predetermined interest rates, is $266.8 million, while the total amount of loans due after such date, which have floating or adjustable interest rates, is $105.1 million.  The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.
	Real Estate Mortgages
	One- to Four-		Home Equity		Commercial and		Construction						Commercial
	Family		Loans		Multifamily		and Land		Manufactured Homes		Other Consumer		Business		Total(1)
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
2015(2)	$4,041	4.29%	$800	5.36%	$12,324	5.07%	$30,643	5.52%	$155	7.31%	$3,830	6.59%	$8,218	5.22%	$60,011	5.38%
2016	8,531	5.50	900	5.05	9,761	4.64	6,329	5.65	53	7.88	815	6.04	922	5.36	27,401	5.22
2017	3,134	4.40	2,701	5.15	6,185	5.11	1,389	7.24	112	7.61	403	6.10	1,376	4.67	15,300	5.17
2018	5,284	4.52	2,119	4.99	4,348	4.30	1,625	6.52	263	8.40	456	6.47	1,426	4.87	15,521	4.89
2019 to 2021	29,883	4.71	14,963	5.44	26,775	5.50	1,727	7.34	2,252	8.44	1,819	5.68	5,254	5.13	82,673	5.30
2022 to 2025	19,848	4.18	3,985	4.99	90,291	4.80	2,732	6.64	3,850	8.55	,511	5.44	689	5.59	122,906	4.88
2026 to 2029	17,768	4.24	2,492	6.17	9,783	4.98	2,732	6.17	5,043	7.76	6,406	4.80	1,482	6.56	44,671	5.14
2030 and following	44,542	4.63	6,715	4.93	9,485	4.88	137	6.15	811	6.54	1,63	5.88	158	6.00	63,393	4.76
Total(1)	$133,031	4.56%	$34,675	5.28%	$168,952	4.94%	$46,279	5.79%	$12,539	8.05%	$16,875	5.60%	$19,525	5.26%	$431,876	5.07%
___________________________________________
(1)  Excludes deferred fees and discounts of $1.5 million.
(2)  Includes demand loans, loans having no stated maturity and overdraft loans.

Lending Authority.  Our President and Chief Executive Officer may approve unsecured loans up to $1,000,000 and all types of secured loans up to 30% of our legal lending limit, or approximately $3.2 million as of December 31, 2014.  Our Executive Vice President and Chief Credit Officer may approve unsecured loans up to $400,000 and secured loans up to 15% of our legal lending limit, or approximately $2.1 million as of December 31, 2014.  Any loans over the President and Chief Executive Officer's lending authority or loans otherwise outside our general underwriting guidelines must be approved by the Board Loan Committee.  Lending authority is also granted to certain other bank officers at lower amounts, generally up to 7.5% of our legal lending limit for real estate secured loans and $50,000 for unsecured loans provided the loan has no policy exceptions.

Largest Borrowing Relationships.  At December 31, 2014, the maximum amount under federal law that we could lend to any one borrower and the borrower's related entities was approximately $10.5 million.  Our five largest relationships totaled $18.7 million in the aggregate, or 4.3% of our $430.4 million gross loan portfolio, at December 31, 2014.  The largest relationship was for $7.7 million in loans to businesses with common ownership collateralized by commercial real estate.  The second largest relationship consists of a $7.5 million line of credit to a business collateralized by the borrower's real estate collateral pool and assignment of specific promissory notes and underlying deeds of trust.  There was $1.7 million outstanding on the line at December 31, 2014.  The total credit facility to this borrower is $15.0 million and there is another participating financial institution.  The next three largest lending relationships at December 31, 2014, were: $7.2 million in loans to businesses with common ownership collateralized by multifamily real estate; a $6.4 million loan collateralized by commercial real estate; and $5.2 million in loans to businesses with common ownership collateralized by multifamily real estate.  At December 31, 2014, we had five other lending relationships that exceeded $4.0 million.  All of the loans in these relationships were performing in accordance with their repayment terms as of December 31, 2014.

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

Most of our loans are underwritten using secondary market generally-accepted underwriting guidelines, and are readily saleable to Fannie Mae or other private investors.  A portion of the one- to four-family loans we originate are retained in our portfolio while the majority are sold into the secondary market to Fannie Mae, with servicing retained for continued customer contact, relationship building and to increase noninterest income.  The sale of mortgage loans provides a source of non-interest income through the gain on sale, reduces our interest rate risk, provides a stream of servicing income, enhances liquidity and enables us to originate more loans at our current capital level than if we held them in portfolio.  We are currently selling all our conforming fixed-rate loans, on a servicing retained basis.   Our pricing strategy for mortgage loans includes establishing interest rates that are competitive with other local financial institutions and consistent with our internal asset and liability management objectives.  During the year ended December 31, 2014, we originated $81.1 million of one- to four-family fixed-rate mortgage loans and $1.2 million one- to four-family adjustable rate mortgage ("ARM") loans.  See "- Loan Originations, Purchases, Sales, Repayments and Servicing."  At December 31, 2014, one- to four-family residential mortgage loans (excluding loans held-for-sale) totaled $133.0 million, or 30.8%, of our gross loan portfolio, of which $118.1 million were fixed-rate loans and $14.9 million were ARM loans, compared to $117.7 million (excluding loans held-for-sale), or 30.0% of our gross loan portfolio as of December 31, 2013, of which $103.8 million were fixed-rate loans and $13.5 million were ARM loans.

Substantially all of the one- to four-family residential mortgage loans we retain in our portfolio consist of loans that are "non-conforming" because they do not satisfy acreage limits, income, credit, conforming loan limits (i.e., jumbo mortgages) or various other requirements imposed by Fannie Mae.  Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Fannie Mae credit requirements because of personal and financial reasons (i.e., divorce, bankruptcy, length of time employed, etc.), and other aspects, which do not conform to Fannie Mae's guidelines.  Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements.  We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans.  We believe that these loans satisfy the needs of borrowers in our market area.  As a result, subject to market conditions, we intend to continue to originate these types of loans.

We generally underwrite our one- to four-family loans based on the applicant's employment and credit history and the appraised value of the subject property.  We generally lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family first mortgage loans and non-owner occupied first mortgage loans.  For first mortgage loans with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance in order to reduce our exposure to 80% or we charge a higher interest rate.  Properties securing our one- to four-family loans are generally appraised by independent fee appraisers who are selected in accordance with criteria approved by the Board of Directors.  For loans that are less than $250,000, we may use an automated valuation model developed by Freddie Mac, called the Home Value Estimator, in lieu of an appraisal.  We typically require title insurance policies on all first mortgage real estate loans originated.  Homeowners, liability, fire and, if required, flood insurance policies are also required for one-to four-family loans. Our real estate loans generally contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.  The average size of our one- to four-family residential loans was approximately $252,000 at December 31, 2014.

Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years; however, at December 31, 2014 we had $1.9 million of one- to four-family loans with an original contractual maturity of 40 years which were originated prior to 2009.  All of these loans are fully amortizing, with payments due monthly.  Our portfolio of fixed-rate loans also includes $17.2 million of loans with an initial seven year term and a 30-year amortization period with a borrower refinancing option at a fixed rate at the end of the initial term as long as the loan has met certain performance criterion.  In addition, we had $23.7 million of one- to four- family loans with a five-year call option at December 31, 2014.  Prior to 2012, we originated for portfolio five and seven year balloon reset loans (which are loans that are originated with a fixed interest rate for the initial five or seven years, and thereafter incur one interest rate change based on current market interest rates in which the new rate remains in effect for the remainder of the loan term) based on a 30-year amortization period.

ARM loans are offered with annual adjustments and life-time rate caps that vary based on the product, generally with a maximum annual rate change of 2.0% and a maximum overall rate change of 6.0%.  We generally use the rate on one-year Treasury Bills to re-price our ARM loans, however, $5.2 million of our ARM loans are to employees that re-price annually based on a margin of 1% over our average 12 month cost of funds.  As a consequence of using caps, the interest rates on ARM loans may not be as rate sensitive as our cost of funds.  Furthermore, because loan indexes may not respond perfectly to changes in market interest rates, upward adjustments on loans may occur more slowly than increases in our cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates.  Because of these characteristics, yields on ARM loans may not be sufficient to offset increases in our cost of funds.
ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment rises, which increases the potential for default.  The majority of these loans have been originated within the past several years, when rates were historically low.  We continued to expand our fully amortizing ARM loans, by offering ARM loans with a fixed interest rate for the first one, three, five, or seven years, followed by a periodic adjustable interest rate for the remaining term.  Given the recent market environment, however, the production of ARM loans has been substantially reduced because borrowers favor fixed rate mortgages.
Home Equity Lending.  We originate home equity loans that consist of fixed-rate loans and variable-rate lines of credit.  We originate home equity loans in amounts of up to 80% of the value of the collateral, minus any senior liens on the property; however, prior to 2010 we originated home equity loans in amounts of up to 100% of the value of the collateral, minus any senior liens on the property.  Home equity lines of credit are typically originated for up to $250,000 with an adjustable rate of interest, based on the one-year Treasury Bill rate plus a margin.  Home equity lines of credit generally have up to a twelve-year draw period, during which time the funds may be paid down and redrawn up to the committed amount.  Once the draw period has lapsed, the payment is amortized over a twelve-year period based on the loan balance at that time.  We charge a $50 annual fee on each home equity line of credit and require monthly interest-only payments on the entire drawn amount during the draw period.  At December 31, 2014, home equity loans totaled $34.7 million, or 8.0% of our gross loan portfolio compared to $35.2 million, or 9.0% of our gross loan portfolio at December 31, 2013.  Variable-rate home equity lines of credit at December 31, 2014 totaled $22.7 million, or 5.3% of our gross loan portfolio, compared to $21.6 million, or 5.5% of our gross loan portfolio as of December 31, 2013.  At December 31, 2014, unfunded commitments on home equity lines of credit totaled $10.3 million.
Our fixed-rate home equity loans are originated in amounts, together with the amount of the existing first mortgage, of up to 80% of the appraised value of the subject property.  These loans may have terms of up to 20 years and are fully amortizing.  At December 31, 2014, fixed-rate home equity loans totaled $12.0 million, or 2.8% of our gross loan portfolio, compared to $13.5 million, or 3.5% of our gross loan portfolio as of December 31, 2013.

Commercial and Multifamily Real Estate Lending.  We offer a variety of commercial and multifamily loans.  Most of these loans are secured by commercial income producing properties, including retail centers, multifamily apartment buildings, warehouses, and office buildings located in our market area.  At December 31, 2014, commercial and multifamily loans totaled $169.0 million, or 39.1% of our gross loan portfolio, compared to $157.5 million, or 40.2% of our gross loan portfolio as of December 31, 2013.
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
Loans secured by commercial and multifamily real estate are generally underwritten based on the net operating income of the property, quality and location of the real estate, the credit history and financial strength of the borrower and the quality of management involved with the property.  The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt plus an additional coverage requirement.  We generally impose a minimum debt coverage ratio of approximately 1.20 for originated loans secured by income producing commercial properties.  If the borrower is other than an individual, we generally require the personal guaranty of the borrower. We also generally require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt.  Appraisals on properties securing commercial and multifamily loans are performed by independent state certified licensed fee appraisers and approved by the Board Loan Committee.  In order to monitor the adequacy of cash flows on income-producing properties, the borrower is required to provide, at a minimum, annual financial information.  From time to time we also acquire participation interests in commercial and multifamily loans originated by other financial institutions secured by properties located in our market area.  On a case by case basis, we will consider loan participations where the collateral is located outside of our market area. At December 31, 2014, we held one commercial business loan participation totaling $1.2 million where the collateral is located outside of our market area.
Historically, loans secured by commercial and multifamily properties generally involve different credit risks than one- to four-family properties.  These loans typically involve larger balances to single borrowers or groups of related borrowers.  Because payments on loans secured by commercial and multifamily properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired.  Commercial and multifamily loans also expose a lender to greater credit risk than loans secured by one-to four-family because the collateral securing these loans typically cannot be sold as easily as one-to four-family.  In addition, most of our commercial and multifamily loans are not fully amortizing and contain large balloon payments upon maturity.  Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.  Our largest single commercial and multifamily borrowing relationship at December 31, 2014, totaled $7.7 million and is collateralized by five commercial real estate notes.  At December 31, 2014, these loans were performing in accordance with their repayment terms.

The following table displays information on commercial and multifamily real estate loans by type at December 31, 2014 and 2013 (dollars in thousands):
	2014		2013
	Amount	Percent	Amount	Percent
Multifamily residential	$48,799	28.88%	$53,042	33.67%
Warehouses	23,648	14.00	22,113	14.04
Office buildings	8,792	5.20	9,756	6.19
Mobile Home Parks	4,734	2.80	6,865	4.36
Gas station / Convenience store	9,688	5.73	7,555	4.80
Other non-owner occupied commercial real estate	46,555	27.56	34,094	21.64
Other owner-occupied commercial real estate	26,736	15.83	24,091	15.29
Total	$168,952	100.00%	$157,516	100.00%

Construction and Land Lending.  We originate construction loans secured by single-family residences and commercial and multifamily real estate.  We also originate land and lot loans, which are secured by raw land or developed lots on which the borrower intends to build a residence, and land acquisition and development loans.  At December 31, 2014, our construction and land loans totaled $46.3 million, or 10.7% of our gross loan portfolio, compared to $44.3 million, or 11.3% of our gross loan portfolio at December 31, 2013.  At December 31, 2014, unfunded construction loan commitments totaled $37.3 million.

Construction loans to individuals and contractors for the construction and acquisition of personal residences totaled $6.5 million, or 14.1% of our construction and land portfolio at December 31, 2014.  We originate these loans whether or not the collateral property underlying the loan is under contract for sale.  At December 31, 2014, construction loans to contractors for homes that were considered speculative totaled $9.0 million, or 19.6% of our construction and land portfolio.

The composition of, and location of underlying collateral securing, our construction and land loan portfolio, excluding loan commitments, at December 31, 2014 was as follows (in thousands):
	Olympic Peninsula	Puget Sound	Other	Total
Commercial and multifamily construction	$-	$19,935	$-	$19,935
Residential construction	248	6,637	-	6,885
Land and lot loans	2,942	4,558	2,418	9,918
Speculative residential construction	-	9,054	-	9,054
Commercial land developments	487	-	-	487
Total	$3,677	$40,184	$2,418	$46,279

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

At December 31, 2014, our largest residential construction loan commitment was for $2.2 million, all of which had been disbursed.  This loan was performing according to its repayment terms.  The average outstanding residential construction loan balance was approximately $653,000 at December 31, 2014.  Before making a commitment to fund a residential construction loan, we require an appraisal of the subject property by an independent licensed appraiser.  During the construction phase, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses.  Typically, disbursements are made in monthly draws during the construction period. Loan proceeds are disbursed after inspection based on the percentage of completion method. We also require general liability, builder's risk hazard insurance, title insurance, and flood insurance (as applicable, for properties located or to be built in a designated flood hazard area) on all construction loans.

We also originate developed lot and land loans to individuals intending to construct in the future a residence on the property.  We will generally originate these loans in an amount up to 75% of the lower of the purchase price or appraisal.  These lot and land loans are secured by a first lien on the property and have a fixed rate of interest with a maximum amortization of 20 years. At December 31, 2014, lot and land loans totaled $10.4 million, or 22.5% of our construction and land portfolio.

We make land acquisition and development loans to experienced builders or residential lot developers in our market area.  The maximum loan-to-value limit applicable to these loans is generally 75% of the appraised market value upon completion of the project.  We do not require any cash equity from the borrower if there is sufficient equity in the land being used as collateral.  Development plans are required from developers prior to making the loan.  Our loan officers are required to personally visit the proposed site of the development and the sites of competing developments.  We require that developers maintain adequate insurance coverage.  Land acquisition and development loans generally are originated with a loan term up to 24 months, have adjustable rates of interest based on the Wall Street Journal Prime Rate or three or five- year Seattle Federal Home Loan Bank ("FHLB") Rate and require interest only payment during the term of the loan.  Land acquisition and development loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant.  We also require these loans to be paid on an accelerated basis as the lots are sold, so that we are repaid before all the lots are sold.  At December 31, 2014, we had a single $487,000 land acquisition and development loan secured by 9.1 acres of undeveloped land zoned for residential lot development.  At December 31, 2014, this loan was performing in accordance with its repayment terms.

We also offer commercial and multifamily construction loans.  These loans are underwritten with terms similar to our permanent commercial real estate loans with special construction financing for up to 18 months under terms similar to our residential construction loans.  At December 31, 2014, commercial and multifamily construction loans totaled $19.9 million, or 43.1% of our construction and land portfolio.
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
Consumer Lending.  We offer a variety of secured and unsecured consumer loans, including new and used manufactured homes, floating homes, automobiles, boats and recreational vehicle loans, and loans secured by deposit accounts.  We also offer unsecured consumer loans.  We originate our consumer loans primarily in our market area.  All of our consumer loans are originated on a direct basis.  At December 31, 2014, our consumer loans totaled $29.4 million, or 6.4% of our gross loan portfolio, compared to $23.8 million, or 6.1% of our gross loan portfolio at December 31, 2013.
We originate new and used manufactured home loans to borrowers who intend to use the home as a primary residence.  The yields on these loans are higher than that on our other residential lending products and the portfolio has performed reasonably well with an acceptable level of risk and loss in exchange for the higher yield.  Our weighted average yield on manufactured home loans at December 31, 2014 was 8.1%, compared to 4.6% for one- to four-family mortgages, excluding loans held-for-sale.  At December 31, 2014, these loans totaled $12.5 million, or 42.6% of our consumer loans and 2.9% of our gross loan portfolio.  For used manufactured homes, loans are generally made for up to 90% of the lesser of the appraised value or purchase price up to $200,000, and with terms typically up to 20 years.  On new manufactured homes, loans are generally made for up to 80% of the lesser of the appraised value or purchase price up to $200,000, and with terms typically up to 20 years.  We generally charge a 1% fee at origination.  We underwrite these loans based on our review of creditworthiness of the borrower, including credit scores, and the value of the collateral, for which we hold a security interest under Washington law.
Manufactured home loans are higher risk than loans secured by residential real property, though this risk is reduced if the owner also owns the land on which the home is located.  A small portion of our manufactured home loans involve properties on which we also have financed the land for the owner.  The primary additional risk in manufactured home loans is the difficulty in obtaining adequate value for the collateral due to the cost and limited ability to move the collateral.  These loans tend to be made to retired individuals and first-time homebuyers.  First-time homebuyers of manufactured homes tend to be a higher credit risk than first-time homebuyers of single family residences, due to more limited financial resources.  As a result, these loans have a higher probability of default, higher delinquency rates and greater servicing and collateral recovery costs than single family residential loans and other types of consumer loans.  We take into account this additional risk as a component of our allowance for loan losses methodology.  We attempt to work out delinquent loans with the borrower and, if that is not successful, any repossessed manufactured homes are repossessed and sold.  At December 31, 2014, there were five nonperforming manufactured home loan totaling $195,000 and we held three manufactured homes valued at $54,000 in our other real estate owned ("OREO") and repossessed assets portfolio.
We originate floating home, houseboat and house barge loans typically located on cooperative or condominium moorages.  Terms vary from five to 20 years and have a fixed rate of interest.  We lend up to 80% of the lesser of the appraised value or purchase price.  At December 31, 2014, floating home loans totaled $11.7 million, or 39.7% of our consumer loan portfolio and 2.7% of our gross loan portfolio.

The balance of our consumer loans include loans secured by new and used automobiles, new and used boats, motorcycles and recreational vehicles, loans secured by deposits and unsecured consumer loans, all of which, at December 31, 2014, totaled $5.2 million or 17.7% of our consumer loan portfolio and 3.9% of our gross loan portfolio.  Our automobile loan portfolio totaled $545,000 at December 31, 2014, or 1.9% of our consumer loan portfolio and 0.1% of our gross loan portfolio.  Automobile loans may be written for a term up to 72 months and have fixed rates of interest.  Loan-to-value ratios are up to 100% of the lesser of the purchase price or the National Automobile Dealers Association value for auto loans, including tax, licenses, title and mechanical breakdown and gap insurance.

Loans secured by boats, motorcycles and recreational vehicles typically have terms from five to twenty years depending on the collateral and loan-to-value ratios up to 90%.  These loans may be made with fixed or adjustable interest rates.  Our unsecured consumer loans have either a fixed rate of interest generally for a maximum term of 48 months, or are revolving lines of credit of generally up to $25,000.  At December 31, 2014, unsecured consumer loans totaled $1.5 million and unfunded commitments on our unsecured consumer lines of credit totaled $1.5 million.  At that date, the average outstanding balance on these lines was less than $1,000.

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

Consumer loans generally entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as manufactured homes, automobiles, boats and recreational vehicles.  In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  As a result, consumer loan collections are dependent on the borrower's continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.
Commercial Business Lending.  At December 31, 2014, commercial business loans totaled $19.5 million, or 4.5% of our gross loan portfolio, compared to $13.7 million, or 3.5% of our gross loan portfolio at December 31, 2013.  Substantially all of our commercial business loans have been to borrowers in our market area.  Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance commercial vehicles and equipment.  Approximately $2.1 million of our commercial business loans at December 31, 2014 were unsecured.  Our commercial business lending policy includes credit file documentation and analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral, as well as an evaluation of other conditions affecting the borrower.  Analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis.  We generally require personal guarantees on both our secured and unsecured commercial business loans.  Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage loans.
Our interest rates on commercial business loans are dependent on the type of loan.  Our secured commercial business loans typically have a loan to value ratio of up to 80% and are term loans ranging from three to seven years.  Secured commercial business term loans generally have a fixed rated based on the commensurate FHLB amortizing rate or prime rate as reported in the West Coast edition of the Wall Street Journal plus 1% to 3%..  In addition, we typically charge loan fees of 1% to 2% of the principal amount at origination, depending on the credit quality and account relationships of the borrower.  Business lines of credit are usually adjustable-rate and are based on the prime rate plus 1% to 3%, and are generally originated with both a floor and ceiling to the interest rate.  Our business lines of credit generally have terms ranging from 12 months to 24 months and provide for interest-only monthly payments during the term.
Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value.  Most often, this collateral is accounts receivable, inventory, equipment or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the specific type of business and equipment used.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions).
Loan Originations, Purchases, Sales, Repayments and Servicing
We originate both fixed-rate and adjustable-rate loans.  Our ability to originate loans, however, is dependent upon customer demand for loans in our market area.  Over the past few years, we have continued to originate residential and consumer loans, and increased our emphasis on commercial and multifamily, construction and land, and commercial business lending.  Demand is affected by competition and the interest rate environment.  During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States.  In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income.  As a result, from time to time we will purchase whole loans or enter into loan participations with other financial institutions.  In 2014, 2013 and 2012, we engaged in commercial loan participations with other financial institutions in the amount of $11.3 million, $8.4 million and $4.5 million, respectively and purchased no whole loans during these years.  We underwrite loan purchases and participations to the same standards as an internally-originated loan.
We do not actively engage in originating "alt A" loans, option adjustable rate or subprime loans and have no established program to originate or purchase these loans.  We do offer interest-only one- to four- family loans to well-qualified borrowers and at December 31, 2014, we held $10.3 million of such loans in our loan portfolio, representing 2.4% of our gross loan portfolio.  Subprime loans are defined by regulators as loans that at the time of loan origination had a FICO credit score of less than 660.  Of the $82.3 million in one- to four- family loans originated in 2014, only $2.4 million, or 2.9%, were to borrowers with a credit score under 660.  We obtain updated FICO scores on all of our borrowers periodically and based on the most recently updated score, $21.1 million, or 4.9% of our gross loan portfolio would be deemed subprime at December 31, 2014.  Based on the FICO score as of December 31, 2014, our subprime portfolio, included approximately $13.1 million in one- to four-family mortgage loans, $4.8 million in home equity loans, $2.0 million in manufactured home loans, $622,000 in construction and land loans, and $252.000 in other consumer loans.
In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services.
We also sell whole one-to four-family loans without recourse to Fannie Mae, subject to a provision for repurchase upon breach of representation, warranty or covenant.  These loans are fixed-rate mortgages, which primarily are sold to improve our interest rate risk.  These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer.  These sales allow for a servicing fee on loans when the servicing is retained by us.  Most one- to four-family loans sold by us are sold with servicing retained.  Three loans were repurchased from Fannie Mae totaling $453,000 in 2014 and two were repurchased from Fannie Mae totaling $431,000 in 2013.  We earned mortgage servicing income of $509,000, $457,000 and $550,000, respectively, for the years ended December 31, 2014, 2013 and 2012.  In November 2009, we acquired a $340.1 million loan servicing portfolio from Leader Financial Services.  These loans are 100% owned by Fannie Mae and are subserviced under an agreement with a third party loan servicer who performs all servicing including payment processing, reporting and collections.  At December 31, 2014, we were servicing a $357.8 million portfolio of residential mortgage loans for Fannie Mae.

These mortgage servicing rights are carried at fair value and had a value at December 31, 2014 of $3.0 million.  See Note 6 to the Consolidated Financial Statements.
Sales of whole real estate loans can be beneficial to us since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending, and increase liquidity.  We sold $50.5 million, $104.3 million and $95.1 million of one- to four- family loans during the years ended December 31, 2014, 2013 and 2012, respectively.  Gains, losses and transfer fees on sales of one-to four-family loans and participations are recognized at the time of the sale.  Our net gain on sales of residential loans for all of 2014, 2013 and 2012 was $624,000, $967,000 and $2.1 million, respectively.  If a proposed loan exceeds our internal lending limits, we may originate the loan on a participation basis with another financial institution.  We also from time to time participate with other financial institutions on loans they originate.
The following table shows our loan origination, sale and repayment activities, including loans held-for-sale, for the periods indicated (in thousands):
	For the year ended December 31,
Originations by type:	2014	2013	2012
Fixed-rate:
One- to four-family	$81,130	$118,217	$143,189
Home equity	2,812	8,450	4,130
Commercial and multifamily	25,342	35,468	50,202
Construction and land	48,490	55,591	24,417
Manufactured homes	2,068	1,198	1,305
Other consumer	9,652	3,804	1,961
Commercial business	5,146	8,530	5,866
Total fixed-rate	174,640	231,258	231,070
Adjustable rate:
One- to four-family	1,199	552	-
Home equity	3,550	294	-
Commercial and multifamily	25,789	14,524	22,821
Construction and land	8,228	1,478	2,280
Other consumer	264	280	24
Commercial business	4,193	5,226	1,979
Total adjustable-rate	43,223	22,354	27,104
Total loans originated	217,863	253,612	258,174
Purchases by type:
Commercial and multifamily participations	-	983	-
Commercial business participations	166	4,325	4,500
Total loan participations purchased	166	5,308	4,500
Sales, repayments and participations sold:
One- to four-family	52,696	108,870	95,055
Commercial and multifamily	5,445	2,676	-
Total loans sold and loan participations	58,141	111,546	95,055
Total principal repayments	119,774	79,479	140,764
Total reductions	177,915	191,025	235,819
Net increase	$40,114	$62,587	$26,855

The decrease in originations in 2014 compared to 2013 and 2012 was due to a modest increase in interest rates in 2014 compared to 2013 and 2012 which reduced demand for refinancing.  One- to four- family home purchases continued to be strong in our market area due to the economic environment and the rate of unemployment in our markets although it has somewhat been hampered due to the lack of overall supply, especially in the Seattle area.  Demand for multi-family and construction loans continued to be strong in our markets due to demand for new homes and apartments.

Asset Quality
When a borrower fails to make a required payment on a one-to four-family loan, we attempt to cure the delinquency by contacting the borrower.  In the case of loans secured by a one-to four-family property, a late notice typically is sent 15 days after the due date, and the borrower is contacted by phone within 30 days after the due date.  Generally, a delinquency letter is mailed to the borrower.  All delinquent accounts are reviewed by a loan officer or branch manager who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due.  If the account becomes 60 days delinquent and an acceptable repayment plan has not been agreed upon, we generally refer the account to legal counsel with instructions to prepare a notice of intent to foreclose.  The notice of intent to foreclose allows the borrower up to 30 days to bring the account current.  If foreclosed, typically we take title to the property and sell it directly through a real estate broker.

Delinquent consumer loans, as well as delinquent home equity loans and lines of credit, are handled in a similar manner to one-to four-family loans, except that appropriate action may be taken to collect any loan payment that is delinquent for more than 15 days.  Once the loan is 90 days past due, it is classified as nonaccrual.  Generally, credits are charged-off at 120 days past due, unless the Loss Mitigation Department provides support for continuing its collection efforts.  Our procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by us that it would be beneficial from a cost basis.
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
Delinquent Loans.  The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2014 (dollars in thousands):
	Loans Delinquent For:
	60-89 Days			90 Days and Over			90+ Days and accruing			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
One- to four- family	3	$167	0.13%	11	$720	0.54%	-	$-	-	14	$887	0.67%
Home equity	1	109	0.31	5	203	0.59	-	-	-	6	312	0.90
Construction and land	-	-	-	1	81	0.18	-	-	-	1	81	0.18
Manufactured homes	3	42	0.33	1	27	0.22	1	114	0.91	5	183	1.24
Other consumer	4	7	0.04	-	-	-	-		-	4	7	0.20
Total	11	$325	0.08%	18	$1,031	0.24%	1	$114	0.03%	30	$1,470	0.34%

Nonperforming Assets.  The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio (in thousands).  Loans are placed on nonaccrual status when the collection of principal and/or interest become doubtful or when the loan is more than 90 days past due.  OREO and repossessed assets include assets acquired in settlement of loans.  We had one accruing loan 90 days or more delinquent for the 2014 period reported totaling $114,000.
	December 31,
	2014	2013	2012	2011	2010
Nonperforming loans(1):
One- to four- family	$1,512	$772	$1,143	$4,401	$2,729
Home equity	386	222	717	873	517
Commercial and multifamily	1,639	820	1,347	1,219	-
Construction and land	81	-	471	80	-
Manufactured homes	195	106	29
Other consumer	29	1	8	64	-
Commercial business	-	-	197	-	-
Total nonperforming loans	$3,842	$1,921	3,912	6,637	3,246
OREO and repossessed assets:
One- to four-family	$269	$1,086	$1,318	$478	$1,102
Commercial and multifamily	-	-	1,073	2,225	1,302
Construction and land	-	-	-	-	70
Manufactured homes	54	92	112	118
Other consumer	-	-	-	-	151
Total OREO and repossessed assets	323	1,178	2,503	2,821	2,625
Total nonperforming assets	$4,165	$3,099	$6,415	$9,458	$5,871
Nonperforming assets as a percentage of total assets	0.84%	0.70%	1.68%	2.78%	1.75%
Performing restructured loans:
One- to four- family	$2,619	$3,195	$3,198	$2,508	$2,836
Home equity	679	704	356	812	967
Commercial and multifamily	1,317	761	776	785	-
Construction and land	99	106	100	-	230
Manufactured homes	279	496	602	-	-
Other consumer	1	9	19	4	15
Commercial business	123	133	564	26	-
Total performing restructured loans	$5,117	$5,404	$5,615	$4,135	$4,048
_________________________________
(1) Nonperforming loans include $2.5 million, $1.0 million, $828,000, $2.8 million and $348,000 in nonperforming troubled debt restructurings as of December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

Nonperforming commercial and multifamily estate loans increased $819,000 to $1.6 million at December 31, 2014 from $820,000 at December 31, 2013 and is primarily comprised of a $1.5 million commercial real estate loan which was restructured during the third quarter of 2014, and as of December 31, 2014, was performing as agreed under the new loan repayment terms. Nonperforming one- to four- family loans increased $740,000 to $1.5 million at December 31, 2014 from $772,000 at December 31, 2013 due primarily to a $1.2 million increase in nonperforming one- to four- family TDRs.  Our largest nonperforming loan at December 31, 2014 was the commercial real estate loan discussed above totaling $1.5 million.  The balance in nonperforming one- to four- family loans at December 31, 2014 consisted of 12 loans to different borrowers with an average loan balance of $126,000. The balance in nonperforming one- to four- family loans at December 31, 2013 consisted of eight loans to different borrowers with an average loan balance of $96,000.

For the year ended December 31, 2014, gross interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms amounted to $78,000, all of which was excluded from interest income for the year ended December 31, 2014.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition at December 31, 2014 Compared to December 31, 2013 -- Delinquencies and Nonperforming Assets" for more information on troubled assets.

Troubled Debt Restructured Loans.  Troubled debt restructurings ("TDRs), which are accounted for under Accounting Codification Standard ("ASC") 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans.  Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity.  All TDRs are initially classified as impaired, regardless of whether the loan was performing at the time it was restructured.  Once a troubled debt restructuring has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, we remove the TDR from nonperforming status.  At December 31, 2014, we had $5.1 million of loans that were classified as performing TDRs and still on accrual.  Included in nonperforming loans at December 31, 2014 and 2013 were troubled debt restructured loans of $2.3 million and $1.0 million, respectively.

OREO and Repossessed Assets.  OREO and repossessed assets include assets acquired in settlement of loans.  At December 31, 2014 OREO and repossessed assets consisted of three single family residences totaling $269,000 and three manufactured homes totaling $54,000.

Other Loans of Concern.   In addition to the nonperforming assets set forth in the table above, as of December 31, 2014, there were 18 loans totaling $916,000 with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.  The majority of these loans have been considered individually in management's determination of our allowance for loan losses.  The largest loans of concern at December 31, 2014, were a $187,000 loan secured by residential property in Snohomish County, Washington and a $163,000 loan secured by residential property in King County, Washington.  Other loans of concern included $515,000 in residential first mortgages, $296,000 in home equity loans, $47,000 in manufactured home loans, $33,000 in construction and land loans, and $25,000 in other consumer loans.  Loans of concern had specific loan loss reserves of $3,000 at December 31, 2014.

Classified Assets.  Federal regulations provide for the classification of lower quality loans and other assets (such as OREO and repossessed assets), debt and equity securities considered, as "substandard," "doubtful" or "loss."  An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected.  Assets classified as "doubtful" have all of the weaknesses in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable."  Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address specific impairments.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets.  When an insured institution classifies problem assets as a loss, it is required to charge off those assets in the period in which they are deemed uncollectible.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC and, since our conversion to a Washington chartered commercial bank, the WDFI, which can order the establishment of additional loss allowances.  Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. At December 31, 2014, special mention assets, consisting solely of one loan, totaled $24,000.

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management's review of our assets, at December 31, 2014, we had classified $6.1 million of our assets as substandard, of which $3.4 million represented a variety of outstanding loans, $2.3 million represented non-agency mortgage backed securities, and the remaining balance OREO and repossessed assets.  At that date, we had no assets classified as doubtful or loss.  This total amount of classified assets represented 12.0% of our equity capital and 1.2% of our assets at December 31, 2014.  Classified assets totaled $7.2 million, or 15.5% of our equity capital and 1.6% of our assets at December 31, 2013.

Allowance for Loan Losses.  We maintain an allowance for loan losses to absorb probable loan losses in the loan portfolio.  The allowance is based on ongoing, monthly assessments of the estimated probable incurred losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  Large groups of smaller balance homogeneous loans, such as one-to four-family, small commercial and multifamily, home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions.  More complex loans, such as commercial and multifamily loans and commercial business loans, are evaluated individually for impairment, primarily through the evaluation of the borrower's net operating income and available cash flow and their possible impact on collateral values.

At December 31, 2014, our allowance for loan losses was $4.4 million, or 1.02% of our gross loan portfolio, compared to $4.2 million, or 1.1% of our gross loan portfolio in 2013.  Specific valuation reserves totaled $367,000 and $709,000 at December 31, 2014 and 2013, respectively.

Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.  In the opinion of management, the allowance, when taken as a whole, properly reflects estimated probable loan losses in our loan portfolio.  See Notes 1 and 5 of the Notes to Consolidated Financial Statements.  The following table sets forth an analysis of our allowance for loan losses at the dates indicated (dollars in thousands):
	December 31,
	2014	2013	2012	2011	2010
Balance at beginning of period	$4,177	$4,248	$4,455	$4,436	$3,468
Charge-offs:
One-to four-family	127	560	2,740	834	843
Home equity	295	593	1,084	1,652	1,291
Commercial and multifamily	47	194	503	1,353	940
Construction and land		7	222	159	-
Manufactured homes	197	143	152	239	-
Other consumer	77	41	286	255	649
Commercial business	-	46	44	310	221
Total charge-offs	743	1,584	5,031	4,802	3,944
Recoveries:
One-to four-family	64	-	4	11	-
Home equity	52	19	158	10	222
Commercial and multifamily	2	32	83	96	-
Construction and land	-	-	-	-	-
Manufactured homes	14	3	11	8	-
Other consumer	21	31	33	53	38
Commercial business	-	78	10	43	2
Total recoveries	153	163	299	221	262
Net charge-offs	590	1,421	4,732	4,581	3,682
Additions charged to operations	800	1,350	4,525	4,600	4,650
Balance at end of period	$4,387	$4,177	$4,248	$4,455	$4,436
Net charge-offs during the period as a percentage of average loans outstanding during the period	0.14%	0.40%	1.55%	1.53%	1.22%
Net charge-offs during the period as a percentage of average nonperforming assets	18.65%	41.16%	35.15%	48.04%	31.22%
Allowance as a percentage of nonperforming loans	114.19%	217.44%	110.88%	67.12%	136.66%
Allowance as a percentage of total loans (end of period)	1.02%	1.07%	1.30%	1.47%	1.48%

Weak economic conditions and strains in the financial and housing markets which began in 2008, generally started to improve in 2012 in most major regions of the United States, and have steadily continued to improve, including in our market areas. While the effects during this period presented an unusually challenging environment for banks and their holding companies, including us, during 2013 and 2014 housing prices and unemployment rates generally started improving. Prior to 2012, our  market area had experienced substantial home price declines, historically low levels of existing home sale activity, high levels of foreclosures and above average unemployment rates negatively affecting  the values of real estate collateral supporting our loans and resulting in increased loan delinquencies and defaults and net charge-offs during these periods.

The decrease in our allowance for loan losses as a percentage of nonperforming loans ratio was a result of an increase in nonperforming loans during the period.  The allowance for loan losses as a percentage of total loans ratio was 1.02% and 1.07% as of December 31, 2014 and 2013, respectively.

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows (dollars in thousands):
	December 31,
	2014		2013		2012		2011		2010
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Allocated at end of period to:
One- to four- family	$1,442	30.80%	$1,915	30.02%	$1,417	28.71%	$1,117	31.45%	$909	32.81%
Home equity	601	8.03	781	8.96	997	10.80	1,426	13.20	1,380	14.96
Commercial and multifamily	1,244	39.12	300	40.17	492	40.79	969	35.28	659	31.05
Construction and land	399	10.72	318	11.30	217	7.77	105	5.93	205	5.56
Manufactured homes	193	2.90	209	3.44	260	4.96	290	6.14	321	6.69
Other consumer	167	3.91	109	2.62	146	2.64	213	3.63	381	4.04
Commercial business	108	4.52	102	3.49	218	4.33	254	4.38	163	4.90
Unallocated	233	-	443	-	501	-	81	-	418	-
Total	$4,387	100.00%	$4,177	100.00%	$4,248	100.00%	$4,455	100.00%	$4,436	100.00%

Investment Activities
State commercial banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds.  Subject to various restrictions, state commercial banks may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that the institution is otherwise authorized to make directly.  See "- How We Are Regulated – Sound Community Bank" for a discussion of additional restrictions on our investment activities.
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
The general objectives of our investment portfolio will be to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.  Our investment quality will emphasize safer investments with the yield on those investments secondary to not taking unnecessary risk with the available funds.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management."
At December 31, 2014, we owned $2.2 million in Federal Home Loan Bank of Seattle stock.  As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock.
Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB of Seattle.  Our FHLB stock has a par value of $100, is carried at cost, and is subject to recoverability testing.  Management periodically evaluates FHLB stock for other-than-temporary or permanent impairment.  Management's determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than be recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, the impact of legislative and regulatory changes on financial institutions (i.e. the customer base of the FHLB, and the liquidity position of the FHLB.  As of December 31, 2014, our management determined that our FHLB stock was not impaired.  On September 25, 2014 the FHLB of Seattle and the FHLB of Des Moines announced a proposed merger.  Under this proposal, Sound Community Bank would become a member of the FHLB of Des Moines and all shares of our FHLB of Seattle stock would convert to equal shares of FHLB of Des Monies stock.  If the merger is terminated by either the FHLB of Des Moines or the FHLB of Seattle, the terminating FHLB must pay $57 million in termination fees.  If the FHLB of Seattle were to terminate the agreement, this could result in significant impairment to our investment in the FHLB of Seattle, potentially decreasing our earnings and shareholders' equity.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated.  At December 31, 2014, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital.

	December 31,
	2014		2013		2012
Securities available for sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Municipal bonds	$1,911	$2,083	$1,911	$1,931	$-	$-
Agency mortgage-backed securities	7,024	7,096	11,228	11,071	20,378	20,127
Non-agency mortgage-backed securities(1)	2,312	2,345	2,689	2,419	3,273	2,773
Total available for sale securities	11,247	11,524	15,828	15,421	23,651	22,900
FHLB stock	2,224	2,224	2,314	2,314	2,401	2,401
Total securities	$13,471	$13,748	$18,142	$17,735	$26,052	$25,301
________________________
(1)	One non-agency mortgage backed securities had an unrealized loss of $50,000 as of December 31, 2014. All of the non-agency securities were purchased at a discount in 2008 and 2009. Each of these securities has performed and paid principal and interest each month as contractually committed.
The composition and maturities of our investment securities portfolio at December 31, 2014, excluding FHLB stock, are as follows:  Municipal bonds with an amortized cost of $1.9 million and a fair value of $2.1 million and a final maturity in five to ten years, federal agency mortgage-backed securities with an amortized cost of $7.0 million and a fair value of $7.1 million and a final maturity greater than ten years and non-agency mortgage-backed securities with an amortized cost of $2.3 million and a fair value of $2.3 million and a final maturity greater than ten years.

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment ("OTTI") taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors.  For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI.  If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings.  The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected.
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
During the year ended December 31, 2014, we recognized no non-cash OTTI charges on our non-agency mortgage-backed securities.  One non-agency mortgage-backed security had an unrealized loss but management determined the decline in value was not related to specific credit deterioration.  We do not intend to sell these securities and it is more likely than not that we will not be required to sell the securities before anticipated recovery of the remaining amortized cost basis.  We closely monitor our investment securities for changes in credit risk.  The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them.  Accordingly, if market conditions deteriorate further and we determine our holdings of these or other investment securities are OTTI, our future earnings, shareholders' equity, regulatory capital and continuing operations could be materially adversely affected.
Sources of Funds
General.  Our sources of funds are primarily deposits (including deposits from public entities), borrowings, payments of principal and interest on loans and investments and funds provided from operations.
Deposits.  We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms.  Our deposits consist of savings accounts, money market deposit accounts, demand accounts and certificates of deposit.  We solicit deposits primarily in our market area; however, at December 31, 2014, approximately 3.4% of our deposits were from persons outside the State of Washington.  As of December 31, 2014, core deposits, which we define as our non-time deposit accounts and time deposit accounts less than $250,000, represented approximately 86.9% of total deposits, compared to 87.0% and 86.5% as of December 31, 2013 and December 31, 2012, respectively.  We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits and we expect to continue these practices in the future.
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
The following table sets forth our deposit flows during the periods indicated (dollars in thousands):
	For the year ended December 31,
	2014	2013	2012
Opening balance	$348,339	$312,083	$299,997
Net deposits	57,201	34,160	9,951
Interest credited	2,269	2,096	2,135
Ending balance	$407,809	$348,339	$312,083
Net increase	$59,470	$36,256	$12,086
Percent increase	17.1%	11.6%	4.0%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by us at the dates indicated (dollars in thousands):

	December 31,
	2014		2013		2012
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
Noninterest-bearing demand	$41,773	10.24%	$31,877	9.15%	$31,427	10.07%
Interest-bearing demand	103,048	25.27	70,639	20.28	28,540	9.15
Savings	33,233	8.15	26,509	7.61	27,174	8.71
Money market	55,236	13.54	59,069	16.96	86,149	27.60
Escrow	2,580	0.63	2,717	0.78	3,807	1.22
Total non-maturity deposits	235,870	57.83	190,811	54.78	177,097	56.75
Certificates of deposit:
1.99% or below	156,690	38.43	140,139	40.23	114,165	36.58
2.00 - 3.99	15,217	3.73	17,300	4.97	17,522	5.61
4.00 - 5.99	32	0.01	89	0.02	3,299	1.06
Total certificates of deposit	171,939	42.17	157,528	45.22	134,986	43.25
Total deposits	$407,809	100.00%	$348,339	100.00%	$312,083	100.00%

Interest-bearing demand accounts increased primarily as a result of a continued marketing emphasis on our rewards checking product as well as the introduction of a new interest-bearing demand account.  This product is priced and marketed similarly to a money market account, however it does not have the monthly withdrawal and outgoing transfer restrictions like savings and money market accounts.  The increase in noninterest-bearing demand accounts was primarily a result of our continued emphasis on attracting relatively low-cost core deposit accounts from small businesses.  In addition, the acquisition of three retail branches on the North Olympic Peninsula was a primary factor in deposit growth.  We acquired $21.6 million in deposits in the acquisition and retained $19.3 million as of December 31, 2014.  The increase in certificates was primarily a result of several targeted marketing initiatives conducted in 2014 at slightly above market rates.  The decrease in money market accounts was primarily the result of customers placing these funds in higher yielding certificate or interest-bearing demand accounts.
We are a public funds depository and as of December 31, 2014, we had $39.3 million in public funds.  These funds consisted of $38.8 million in certificates of deposit, $141,000 in money market accounts and $296,000 in checking accounts at December 31, 2014.  These accounts must be 100% collateralized.  We use letters of credit from the FHLB as collateral for these funds.
The following table shows rate and maturity information for our certificates of deposit at December 31, 2014 (dollars in thousands):
	0.00-1.99%	2.00-3.99%	4.00-5.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:
March 31, 2015	$33,695	$495	$-	$34,190	19.88%
June 30, 2015	16,064	196	-	16,260	9.46
September 30, 2015	22,883	201	22	23,106	13.44
December 31, 2015	14,038	520	10	14,568	8.47
March 31, 2016	10,942	1,997	-	12,939	7.52
June 30, 2016	17,152	1,561	-	18,713	10.88
September 30, 2016	4,644	1,321	-	5,965	3.47
December 31, 2016	20,356	1,360	-	21,716	12.63
March 31, 2017	4,393	1,625	-	6,018	3.50
June 30, 2017	245	4,378	-	4,623	2.69
September 30, 2017	1,388	1,496	-	2,884	1.68
December 31, 2017	2,830	-	-	2,830	1.65
Thereafter	8,060	67	-	8,127	4.73
Total	$156,690	$15,217	$32	$171,939	100.00%
Percent of total	91.13%	8.85%	0.02%	100.00%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2014 (in thousands):
	Maturity
	3 months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
Certificates of deposit less than $100,000	$13,247	$6,926	$11,098	$24,876	$56,147
Certificates of deposit of $100,000 or more	20,942	9,335	26,576	58,939	115,792
Total certificates of deposit	$34,189	$16,261	$37,674	$83,815	$171,939

Borrowings.  Although deposits are our primary source of funds, we may utilize borrowings as a cost-effective source of funds when they can be invested at a positive interest rate spread, for additional capacity to fund loan demand, or to meet our asset/liability management goals.  Our borrowings currently consist of advances from the FHLB.  See Note 10 of the Notes to Consolidated Financial Statements.
We are a member of and obtain advances from the FHLB, which is part of the Federal Home Loan Bank System.  The twelve regional Federal Home Loan Banks provide a central credit facility for their member institutions.  These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing.  We have entered into a loan agreement with the FHLB pursuant to which Sound Community Bank may borrow up to approximately 35% of its total assets, secured by a blanket pledge on a portion of our residential mortgage portfolio including one- to four family first and second mortgage loans, and commercial and multifamily loans.  Based on eligible collateral, the total amount available under this agreement as of December 31, 2014 was $133.3 million.  At the same date, we had $30.6 million in FHLB advances outstanding with maturities between zero and three years.  We also had outstanding letters of credit from the FHLB with a notional amount of $42.5 million at December 31, 2014.  We plan to rely in part on long-term FHLB advances to fund asset and loan growth.  We also use short-term advances to meet short term liquidity needs.  We are required to own stock in the FHLB based on the amount of our advances.
We also from time to time may borrow from the Federal Reserve Bank of San Francisco's "discount window" for overnight liquidity needs.  In 2014, 2013 and 2012, we did not borrow from the discount window.
The following table sets forth the maximum balance and average balance of borrowings for the periods indicated (dollars in thousands):
	For the year ended December 31,
	2014	2013	2012
Maximum balance:
FHLB advances	$47,006	$63,489	$21,864
Average balances:
FHLB advances	$26,384	$33,697	$8,901
Weighted average interest rate:
FHLB advances	0.58%	0.53%	2.02%

The following table sets forth certain information about our borrowings at the dates indicated (dollars in thousands):
	December 31,
	2014	2013	2012
FHLB advances	$30,578	$43,221	$21,864
Weighted average interest rate:
FHLB advances	0.38%	0.36%	1.12%

Subsidiary and Other Activities
Sound Financial Bancorp has one subsidiary, Sound Community Bank.  Sound Community Bank has one subsidiary, which is currently inactive.  Our capital investment in the inactive subsidiary as of December 31, 2014 was $2,000.
Competition
We face competition in attracting deposits and originating loans.  Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions, life insurance companies and mortgage brokers.  Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.  Commercial business competition is primarily from local commercial banks, but other savings banks and credit unions also compete for this business.  We compete by consistently delivering high-quality, personal service to our customers which results in a high level of customer satisfaction.

Our market area has a high concentration of financial institutions, many of which are branches of large money center and regional banks that have resulted from the consolidation of the banking industry in Washington and other western states.  These include such large national lenders as US Bank, JP Morgan Chase, Wells Fargo, Bank of America, Key Bank and others in our market area that have greater resources than we do and offer services that we do not provide.  Customers who seek "one-stop shopping" may be drawn to institutions that offer services that we do not.
We attract our deposits through our branch office system.  Competition for those deposits is principally from savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments.  We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates.  Based on the most recent data provided by the FDIC, there are approximately 57 other commercial banks and savings institutions operating in the Seattle MSA.  Based on the most recent branch deposit data provided by the FDIC, our share of deposits in the Seattle MSA was approximately 0.2%.  The five largest financial institutions in that area have 70.9% of those deposits.  In Clallam County there are 11 other commercial banks and savings institutions.  Our share of deposits in Clallam County was the second highest in the county at 13.7%, with the five largest institutions in that county having 72.3% of the deposits.  In Jefferson County there are seven other commercial banks and savings institutions.  Our share of deposits in Jefferson County is estimated to be 3.4% but due to the timing of our branch acquisition in Jefferson County, which occurred during the third quarter of 2014, official figures from the FDIC are unavailable.  The five largest institutions in that county have 77.2% of those deposits.
How We Are Regulated
General.  On December 28, 2012 Sound Community Bank converted from a federally chartered savings bank to a Washington state-chartered commercial bank.   As a Washington commercial bank, Sound Community Bank's regulators are the WDFI and the FDIC, rather than the OCC.  The Federal Reserve is the primary federal regulator for Sound Financial Bancorp.  Set forth below is a brief description of certain laws and regulations that are applicable to Sound Financial Bancorp and Sound Community Bank.  The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.  Legislation is introduced from time to time in the United States Congress or the Washington State Legislature that may affect the operations of Sound Financial Bancorp and Sound Community Bank.  In addition, the regulations governing us may be amended from time to time.  Any such legislation or regulatory changes in the future could adversely affect our operations and financial condition.
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
Regulatory Reform.  On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act").  The Dodd-Frank Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions.  The following discussion summarizes significant aspects of the Dodd-Frank Act that will affect us.  Regulations implementing many of these changes have not been promulgated, so we cannot determine the full impact of the Dodd-Frank Act on our business and operations at this time.
The following aspects of the Dodd-Frank Act are related to our operations:
•
The Consumer Financial Protection Bureau (the "CFPB"), an independent consumer compliance regulatory agency within the Federal Reserve, has been established.  The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority over financial institutions with total assets over $10 billion with respect to both new and existing consumer financial protection laws.  Smaller financial institutions, like Sound Community Bank, will be subject to supervision and enforcement by their primary federal banking regulator with respect to federal consumer financial protection laws and regulations.  The CFPB also has authority to promulgate new consumer financial protection regulations and amend existing consumer financial protection regulations.

•
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•	The prohibition on payment of interest on demand deposits was repealed.
•	Deposit insurance increased to $250,000.
•	The deposit insurance assessment base for FDIC insurance is the depository institution's average consolidated total assets less average tangible equity during the assessment period.

•
The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or the comparable percentage of the assessment base; however, the FDIC is directed to "offset the effect" of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.  Pursuant to the Dodd-Frank Act, the FDIC issued a rule setting a designated reserve ratio at 2.0% of insured deposits.

•
Tier 1 capital treatment for "hybrid" capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.  The federal banking agencies have promulgated new rules on regulatory capital for both depository institutions and their holding companies, to include leverage capital and risk-based capital measures at least as stringent as those now applicable to Sound Community Bank under the prompt corrective action regulations. See "-New Capital Rules"

•
A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•
Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain "significant" matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

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

Regulation of Sound Community Bank
General.  Sound Community Bank, as a state-chartered commercial bank, is subject to applicable provisions of Washington law and to regulations and examinations of the WDFI.  As an insured institution, it also is subject to examination and regulation by the FDIC, which insures the deposits of Sound Community Bank to the maximum permitted by law. During these state or federal regulatory examinations, the examiners may require Sound Community Bank to provide for higher general or specific loan loss reserves, which can impact our capital and earnings. This regulation of Sound Community Bank is intended for the protection of depositors and the Deposit Insurance Fund of the FDIC and not for the purpose of protecting shareholders of Sound Community Bank or Sound Financial Bancorp.  Sound Community Bank is required to maintain minimum levels of regulatory capital and is subject to certain limitations on the payment of dividends to Sound Financial Bancorp.  See "- Capital Requirements for Sound Community Bank" and "-Limitations on Dividends and Other Capital Distributions."
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
Regulation by the Washington Department of Financial Institutions and the FDIC.  State law and regulations govern Sound Community Bank's ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make other loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices.  As a state commercial bank, Sound Community Bank must pay semi-annual assessments, examination costs and certain other charges to the WDFI.
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

Among these safety and soundness standards are FDIC regulations that require Sound Community Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans. These standards, which must be consistent with safe and sound banking practices, establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. Sound Community Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions. Sound Community Bank's board of directors is required to review and approve Sound Community Bank's standards at least annually. The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans. Under the guidelines, the aggregate level of all loans in excess of the supervisory loan-to-value ratios should not exceed an aggregate limit of 100% of total capital, and within the aggregate limit, the total of all loans for commercial, agricultural, multifamily or other non-one-to-four-family residential properties should not exceed 30% of total capital.
Loans in excess of the supervisory loan-to-value ratio limitations must be identified in Sound Community Bank's records and reported at least quarterly to Sound Community Bank's board of directors.  Sound Community Bank is in compliance with the record and reporting requirements. As of December 31, 2014, Sound Community Bank's aggregate loans in excess of the supervisory loan-to-value ratios were $15.5 million.
The FDIC and the WDFI must approve any merger transaction involving Sound Community Bank as the acquirer, including an assumption of deposits from another depository institution. The FDIC generally is authorized to approve interstate merger transactions without regard to whether the transaction is prohibited by the law of any state.  Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described below.  The Dodd-Frank Act permits interstate branching for banks by establishing de novo branches.
Insurance of Accounts.  The Deposit Insurance Fund ("DIF") of the FDIC insures deposit accounts in Sound Community Bank up to $250,000 per separately insured depositor.
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
Under the FDIC's regulations for deposit insurance assessments, the assessment base for a bank is equal to its total average consolidated assets less average tangible capital.  The FDIC assessment rates range from approximately 5 basis points to 35 basis points, subject to applicable adjustments for unsecured debt issued by an institution, brokered deposits and unsecured debt of other FDIC-insured institutions, until such time as the FDIC's reserve ratio equals 1.15%. When the FDIC's reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from 3 basis points to 30 basis points (subject to adjustments as described above).  When the reserve ratio for the prior assessment period is equal to or greater than 2.0% and less than 2.5%, the assessment rates may range from 2 basis points to 28 basis points and if the reserve ratio for prior assessment period is greater than 2.5%, the assessment rates may range from 1 basis point to 25 basis points (in each case subject to adjustments as described above).  No institution may pay a dividend if it is in default on its federal deposit insurance assessment.
Transactions with Related Parties.  Transactions between Sound Community Bank and its affiliates are required to be on terms as favorable to Sound Community Bank as transactions with non-affiliates, and certain of these transactions, such as loans to an affiliate, are restricted to a percentage of Sound Community Bank's capital and require eligible collateral in specified amounts.  Sound Financial Bancorp is an affiliate of Sound Community Bank.
The Sarbanes-Oxley Act of 2002 generally prohibits loans by Sound Financial Bancorp to its executive officers and directors.  However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws.  Under such laws, Sound Community Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is limited.  The laws limit both the individual and aggregate amount of loans that Sound Community Bank may make to insiders based, in part, on Sound Community Bank's capital level and requires that certain board approval procedures be followed.  Such loans are required to be made on terms substantially the same as those offered to unaffiliated borrowers and not involve more than the normal risk of repayment.  There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.  Loans to executive officers are subject to additional limitations based on the type of loan involved.
Capital Requirements for Sound Community Bank. The following describes regulatory capital and prompt corrective action requirements under FDIC regulations that were in effect until December 31, 2014.  See "New Capital Rules" below regarding changes to these requirement effective January 1, 2015.  Sound Community Bank is required to maintain minimum levels of regulatory capital consisting of core (Tier 1) capital and supplementary (Tier 2) capital. Tier 1 capital generally includes common shareholders' equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is limited to 100 percent of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50 percent of Tier 1 capital.

The FDIC measures an institution's capital using a leverage ratio together with certain risk-based ratios. The FDIC's minimum leverage ratio for a bank to be considered adequately capitalized is a ratio of Tier 1 capital to average total assets of 4%. At December 31, 2014, Sound Community Bank had a Tier 1 leverage ratio of 10.00%.   The leverage ratio is also referred to as the Tier 1 capital ratio.  An institution is deemed "well capitalized" if it has at least a 5% Tier 1 capital ratio, a 6.0% Tier 1 risk-based capital ratio and 10.0% total risk-based capital ratio.  Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. At December 31, 2014, Sound Community Bank was considered a "well capitalized" institution.  The FDIC retains the right to require a particular institution to maintain higher capital levels based on its particular risk profile.
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
Under prompt corrective action requirements under federal law and regulations, the FDIC as the primary federal banking regulator of an institution such as Sound Community Bank is authorized and, under certain circumstances, required to take certain actions against insured that fail to meet certain designated capital levels. The agency generally is required to take action to restrict the activities of an "undercapitalized institution," which is an institution with less than a 4.0% Tier 1 capital ratio, a 4.0% Tier 1 risk-based capital ratio or an 8.0% total risk-based capital ratio. Any such institution must submit a capital restoration plan and until such plan is approved by the FDIC may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The FDIC is authorized to impose the additional restrictions on undercapitalized institutions. In connection with a capital restoration plan, each holding company of the institution submitting a plan must guarantee the institution's performance of the plan until it has been adequately capitalized during four consecutive quarters. The liability on this guarantee is limited to the lesser of 5% of the institution's assets when it became undercapitalized or the amount necessary for the institution to meet the capital standards when it fails to comply with the plan. Any institution that fails to comply with its capital plan or has Tier 1 or Tier 1 risk-based capital ratios of less than 3.0% or a total risk-based capital ratio of less than 6.0% is considered "significantly undercapitalized" and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution. The holding company of such an institution must obtain prior approval of any dividend to its shareholders. An institution with a ratio of tangible equity to total assets of less than 2.0% is "critically undercapitalized" and becomes subject to further mandatory restrictions on its operations. In general, the FDIC must be appointed receiver for a critically undercapitalized institution whose capital is not restored within the time provided. When the FDIC as receiver liquidates an institution, the claims of depositors and the FDIC as their successor (for deposits covered by the FDIC insurance) have priority over other unsecured claims against the institution.
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
New Capital Rules.  Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), Sound Financial Bancorp and Sound Community Bank will be subject to new capital regulations adopted by the Federal Reserve and the FDIC, which create a new required ratio for common equity Tier 1 ("CETI") capital, increase the minimum leverage and Tier 1 capital ratios, change the risk-weightings of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios, and change what qualifies as capital for purposes of meeting the capital requirements.
Under the new capital regulations, the minimum capital ratios are: (1) a CETI capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets, and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%.  CETI generally consists of common stock, retained earnings, accumulated other comprehensive income ("AOCI") unless we elect to exclude AOCI from regulatory capital, as discussed below, and certain minority interests, all subject to applicable regulatory adjustments and deductions.
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
The FDIC's prompt corrective action standards change when these new capital regulations become effective.  Under the new standards, in order to be considered well-capitalized, a bank must have a ratio of CETI capital to risk-weighted assets of 6.5% (new), a ratio of Tier 1 capital to risk-weighted assets of 8% (increased from 6%), a ratio of total capital to risk-weighted assets of 10% (unchanged), and a leverage ratio of 5% (unchanged), and in order to be considered adequately capitalized, it must have the minimum capital ratios described above.
Although we continue to evaluate the impact that the new capital rules will have on Sound Financial Bancorp and Sound Community Bank, we anticipate that Sound Financial Bancorp an Sound Community Bank will remain well-capitalized under the new capital rules and will meet the capital conservation buffer requirement.
Volcker Rule Regulations.  Regulations were adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule.  The regulations contain prohibitions and restrictions on the ability of banks and their holding companies and the affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds, and certain other investments, including certain collateralized mortgage obligations, collateralized debt obligations, collateralized loan obligations and others.
Community Reinvestment and Consumer Protection Laws.  In connection with its lending and other activities, Sound Community Bank is subject to a number of federal laws designed to protect customers and promote lending to various sectors of the economy and population.  These include, among others, the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Community Reinvestment Act ("CRA").  Among other things, these laws:
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
The CFPB has been given authority for amending existing consumer compliance regulations and implementing new such regulations.  In addition, the Bureau is charged with examining the compliance of financial institutions with assets in excess of $10 billion with these consumer protection rules.  Sound Community Bank's compliance with consumer protection rules are examined by the WDFI and the FDIC since it does not meet this $10 billion asset level threshold.
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

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank's record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods.  The FDIC examines Sound Community Bank for compliance with its CRA obligations.  Under the CRA, institutions are assigned a rating of "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance" and the appropriate federal banking agency is to take this rating into account in the evaluation of certain applications of the institution, such as an application relating to a merger or the establishment of a branch.  An unsatisfactory rating may be used as the basis for the denial of such an application.  The CRA also requires that all institutions make public disclosures of their CRA ratings. Sound Community Bank received a "satisfactory" rating in its most recent CRA evaluation.  Under the law of the state of Washington, Sound Community Bank has a similar obligation to meet the credit needs of the communities it serves, and is subject to examination by the WDFI for this purpose, including assignment of a rating.  An unsatisfactory rating may be the basis for denial of certain applications.
Bank Secrecy Act / Anti-Money Laundering Laws. Sound Community Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001.  These laws and regulations require Sound Community Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers.  Violations of these requirements can result in substantial civil and criminal sanctions.  In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing mergers and acquisitions.
Federal Home Loan Bank System.  Sound Community Bank is a member of the Federal Home Loan Bank of Seattle, one of the 12 regional Federal Home Loan Banks in the Federal Home Loan Bank System.  The Federal Home Loan Bank System provides a central credit facility for member institutions.  As a member of the Federal Home Loan Bank of Seattle, Sound Community Bank is required to hold shares of capital stock in that Federal Home Loan Bank.  At December 31, 2014, Sound Community Bank had $2.2 million in Federal Home Loan Bank stock, which was in compliance with this requirement.   Sound Community Bank received $2,000 in dividends from the Federal Home Loan Bank of Seattle for the year ended December 31, 2014.  The Federal Finance Housing Agency has approved the proposed merger of the Federal Home Loan Bank of Seattle with the Federal Home Loan Bank of Des Moines.  If the members of each of these Federal Home Loan Banks approve the merger, the merger is anticipated to be completed on May 31, 2015.
The Federal Home Loan Banks have continued to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of Federal Home Loan Bank dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of Federal Home Loan Bank stock in the future. A reduction in value of Sound Community Bank's Federal Home Loan Bank stock may result in a corresponding reduction in its capital.
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

The Federal Reserve must approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank, and may approve an acquisition located in a state other than the holding company's home state, without regard to whether the transaction is prohibited by the laws of any state, but may not approve the acquisition of a bank that has not been in existence for the minimum time period, not exceeding five years, specified by the law of the host state, or an application where the applicant controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state that may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies.  Individual states may also waive the 30% state-wide concentration limit contained in the federal law.
Capital Requirements for Sound Financial Bancorp.  The Federal Reserve has adopted capital guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications under the Bank Holding Company Act. These guidelines apply on a consolidated basis to bank holding companies that have a material amount of debt or equity securities outstanding that are registered with the SEC, or meet other criteria.  These bank holding company capital adequacy guidelines are similar to the FDIC's standards for a bank to be considered adequately capitalized.  The Federal Reserve expects a holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations.  In addition, a bank holding company must serve as a source of financial strength for its depository institution subsidiaries.  Effective January 1, 2015, Sound Financial Bancorp is subject to the capital rules described under the caption "New Capital Rules" above.
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
Limitations on Dividends and Stock Repurchases
Sound Financial Bancorp.  Sound Financial Bancorp's ability to declare and pay dividends is subject to the Federal Reserve's limits, including the new capital conservation buffer requirement, and Maryland law, and it may depend on its ability to receive dividends received from Sound Community Bank.
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
Sound Financial Bancorp, pursuant to federal regulations and policies, is prohibited from engaging in a return of capital during the three‑year term of the business plan submitted by Sound Financial Bancorp in connection with its recently completed stock offering.  Under Maryland corporate law, Sound Financial Bancorp generally may not pay dividends if after that payment it would not be able to pay its liabilities as they become due in the usual course of business, or its total assets would be less than the sum of its total liabilities.
Sound Community Bank. The amount of dividends payable by Sound Community Bank to Sound Financial Bancorp depends upon Sound Community Bank's earnings and capital position, and is limited by federal and state laws, regulations and policies, including the new capital conservation buffer requirement.  Sound Community Bank may not declare or pay a cash dividend on its capital stock if the payment would cause its net worth to be reduced below the amount required for its liquidation account.  Dividends on Sound Community Bank's capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of Sound Community Bank without the approval of the WDFI.

The amount of dividends actually paid during any one period will be strongly affected by Sound Community Bank's policy of maintaining a strong capital position.  Federal law further provides that without prior approval no insured depository institution may pay a cash dividend if it would cause the institution to be less than adequately capitalized as defined in the prompt corrective action regulations.  Moreover, the FDIC also has the general authority to limit the dividends paid by insured banks if such payments are deemed to constitute an unsafe and unsound practice. In addition, dividends may not be declared or paid if Sound Community Bank is in default in payment of any assessment due the FDIC.
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

We had no unrecognized tax benefits at December 31, 2014 and at December 31, 2013.

Method of Accounting.  For federal income tax purposes, we currently report our income and expenses on the accrual method of accounting and use a fiscal year ending on December 31 for filing our federal income tax return.

Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain items of tax preference and adjustment, called alternative minimum taxable income.  Net operating losses can offset no more than 90% of alternative minimum taxable income.  The alternative minimum tax is payable to the extent that the taxpayer's alternative minimum tax is in excess of the taxpayer's regular tax.    Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  We have not been subject to the alternative minimum tax in prior years, nor do we have any such amounts available as credits for carryover.

Corporate Dividends-Received Deduction.  Sound Financial Bancorp has elected to file a consolidated return with Sound Community Bank.  Therefore any dividends Sound Financial Bancorp receives from Sound Community Bank will not be included as income to Sound Financial Bancorp.
State Taxation
We are subject to a business and occupation tax imposed under Washington law at the rate of 1.5% of gross receipts.  Interest received on loans secured by mortgages or deeds of trust on residential properties and certain investment securities are exempt from this tax.
Employees
At December 31, 2014, we had a total of 81 full-time employees and 16 part-time employees.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.
Executive Officers of Sound Financial Bancorp and Sound Community Bank
Officers are elected annually to serve for a one year term.  There are no arrangements or understandings between the officers and any other person pursuant to which he or she was or is to be selected as an officer.

Laura Lee Stewart.  Ms. Stewart, age 65, is currently President and Chief Executive Officer of Sound Community Bank and Sound Financial Bancorp.  Prior to joining Sound Community Bank as its President in 1989, when it was a credit union, Ms. Stewart was Senior Vice President/Retail Banking at Great Western Bank.  Ms. Stewart was selected as an inaugural member of the FDIC Community Bank Advisory Board and completed her term in 2013.  In 2014, she was appointed Governmental Relations chairwoman of the American Bankers Association.  Ms. Stewart chaired the Washington Bankers Association from 2012 to 2014.  Ms. Stewart also is a member of the National Arthritis Foundation's board of directors as well as serving as a member of the board of directors of various local community and charitable organizations.  Her  many years of service in all areas of the financial institution operations and  duties as President and Chief Executive Officer of Sound Community Bank bring a special knowledge of the financial, economic and regulatory challenges we face and she is well suited to educating the Board on these matters.

Matthew P. Deines.  Mr. Deines, age 41, has served as Chief Financial Officer of Sound Community Bank since 2002 and was appointed Executive Vice President in January 2005.  Mr. Deines has also served as Chief Financial Officer and Executive Vice President of Sound Financial Bancorp (and its predecessor company) since its incorporation in 2008.  Mr. Deines currently is responsible for management of our accounting, financial reporting, operations and information technology functions and is chair of Sound Community Bank's asset-liability management committee.  Prior to joining Sound Community Bank, Mr. Deines was an Audit Supervisor with McGladrey and Pullen, LLP and received his Washington CPA certificate in 2000.  Mr. Deines received a Bachelor's of Science Degree from Loyola Marymount University.  He received a Masters of Business Administration Degree from the University of Washington in June 2010.

Kelli Nielsen. Ms. Nielsen, age 43, is Senior Vice President of Retail Banking and Marketing.  Ms. Nielsen is responsible for Training and Development and Business Development as well.  Ms. Nielsen joined the Sound Community Bank in August 2012.  Prior to joining the Bank, Ms. Nielsen was Vice President of Relationship Strategies at Opus Bank (formerly Cascade Bank).  She joined Cascade Bank in 2002 as Vice President and Sales and Service Manager for Retail Banking.  She also oversaw Training while directing 23 branches, which grew from $250 Million to over $1 Billion in a 10-year timeframe.  Kelli has over 22 years of banking experience and has served 11 years on the WBA (Washington Bankers Association) Education Committee, authored and published a children's book, is a Certified Life Coach from the Life Coach Institute of Orange County, and holds three certificates from the Ritz Carlton Leadership Training Center.  She is the 2014/2015 Chair of the WBA Retail Leadership Committee and a 2014-2016 Task Force Committee Member at the American Bankers Association Stonier School of Banking.
Internet Website
We maintain a website, www.soundcb.com.  Information pertaining to us, including SEC filings, can be found by clicking the link on our site called "Investor Relations."  This Annual Report on Form 10-K and our other reports, proxy statements and other information filed with the SEC are available on that website within the Investor Relations webpage by clicking the link called "SEC Filings."  The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.  For more information regarding access to these filings on our website, please contact our Corporate Secretary, Sound Financial Bancorp, Inc., 2005 5th Avenue, Suite 200, Seattle, Washington, 98121 or by calling (206) 448-0884.
Item 1A.  Risk Factors
Not required; we are a smaller reporting company.
Item 1B.  Unresolved Staff Comments
Not applicable.
Item 2.  Properties
Five of our seven offices are leased.  The operating leases contain renewal options and require us to pay property taxes and operating expenses on the properties.  Our total rental expense for each of the years ended December 31, 2014 and 2013 was $873,000 and $847,000, respectively.  The aggregate net book value of our leasehold improvements, furniture and equipment was $5.6 million at December 31, 2014.  See also Note 7 of the Notes to Consolidated Financial Statements.  In the opinion of management, the facilities are adequate and suitable for our current needs.  We may open additional banking offices to better serve current customers and to attract new customers in subsequent years.
The following table sets forth certain information concerning our main office, our branch offices and our loan production office at December 31, 2014:
Location	Year opened	Owned or leased	Lease expiration date
Main office: 2005 5th Avenue Seattle, WA 98121	1993	Leased	2017(1)
Branch offices:
Cedar Plaza Branch 22807 44th Avenue West Mountlake Terrace, WA 98043	2004	Leased	2015(2)
Tacoma Branch 2941 S. 38th Street Tacoma, WA 98409	2009	Leased	2019(5)
Port Ludlow Branch 9500 Oak Bay Road, Ste A. Port Ludlow, WA 98365	2014	Owned
Sequim Branch 645 W. Washington Street Sequim, WA 98382	1997	Owned
Port Angeles Branch 110 N. Alder Street Port Angeles, WA 98682	2010	Leased	2028(3)

Loan Production Office:
Madison Park Loan Office 3101 E. Madison Street Seattle, WA 98112	2013	Leased	2015(4)
_________________
(1)  Lease contains no renewal option.
(2)  Lease provides for four five-year renewals.
(3)  Lease provides for two ten-year renewals.
(4)  Lease provides for two three-year renewals.
(5) -Lease provides for two five-year renewals.

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
Item 4.                          Mine Safety Disclosures
Not applicable.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of Sound Financial Bancorp, which began trading on August 23, 2012, is traded on The NASDAQ Capital Market under the symbol "SFBC."  The table below shows the high and low closing prices and quarterly dividends for our common stock for the periods indicated.
	Stock Price
2014 Quarters	High	Low	Dividends Per Share
First Quarter (ended 3/31/2014)	$17.58	$16.55	$0.05
Second Quarter (ended 6/30/2014)	$17.51	$16.55	$0.05
Third Quarter (ended 9/30/2014)	$18.75	$17.09	$0.05
Fourth Quarter (ended 12/31/2014)	$18.93	$17.48	$0.05

	Stock Price
2013 Quarters	High	Low	Dividends Per Share
First Quarter (ended 3/31/2013)	$13.37	$10.40	$0.00
Second Quarter (ended 6/30/2013)	$13.99	$12.46	$0.05
Third Quarter (ended 9/30/2013)	$15.64	$13.50	$0.05
Fourth Quarter (ended 12/31/2013)	$17.22	$15.09	$0.05

At December 31, 2014, there were 2,524,645 shares outstanding and the closing price of our common stock on that date was $18.85.  On that date, we had approximately 263 shareholders of record.
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
Stock Repurchases
There were no stock repurchases by the Company during the quarter ended December 31, 2014.

Item 6.                          Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
The following table sets forth certain information concerning the Company's consolidated financial position and results of operations at and for the dates indicated and have been derived from the audited consolidated financial statements.  The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8., "Financial Statements and Supplementary Data." (In thousands)
	At December 31,
	2014	2013	2012
Selected Financial Condition Data:
Total assets	$495,187	$442,611	$381,044
Total loans, net	425,973	386,749	322,496
Loans held-for-sale	810	130	1,725
Available for sale securities, at fair value	11,524	15,421	22,900
Bank-owned life insurance, net	11,408	11,068	7,220
Other real estate owned and repossessed assets, net	323	1,178	2,503
Federal Home Loan Bank stock, at cost	2,224	2,314	2,401
Total deposits	407,809	348,339	312,083
Borrowings	30,578	43,221	21,864
Stockholders' equity	50,644	46,504	43,457

	For the years ended December 31,
	2014	2013	2012
Selected Operations Data:
Total interest income	$21,356	$19,626	$18,175
Total interest expense	2,423	2,312	2,360
Net interest income	18,933	17,314	15,815
Provision for loan losses	800	1,350	4,525
Net interest income after provision for loan losses	18,133	15,964	11,290
Service charges and fee income	2,571	2,270	2,219
Gain on sale of loans	624	967	2,063
Mortgage servicing income	509	457	550
Other-than-temporary impairment losses on securities	-	(30)	(164)
Fair value adjustment on mortgage servicing rights	328	900	53
Earnings on cash surrender value of BOLI	340	348	238
Total noninterest income	4,372	4,912	4,959
Salaries and benefits	8,278	7,206	6,011
Operations expense	4,045	3,950	2,787
Occupancy expense	1,359	1,316	1,218
Net losses on OREO and repossessed assets	208	1,036	921
Other noninterest expense	2,037	1,613	1,441
Total noninterest expense	15,927	15,121	12,378
Income before provision for income taxes	6,578	5,755	3,871
Provision for income taxes	2,338	1,815	1,231
Net income	$4,240	$3,940	$2,640

	For the years ended December 31,
	2014	2013	2012
Selected Financial Ratios and Other Data:
Performance ratios:
Return on assets (ratio of net income to average total assets)	0.93%	0.96%	0.74%
Return on equity (ratio of net income to average equity)	8.76	8.68	7.64
Dividend payout ratio	11.89	9.85	-
Interest rate spread information:
Average during period	4.45	4.44	4.92
End of period	4.33	4.06	4.40
Net interest margin(1)	4.49	4.55	5.00
Noninterest income to total net revenue(2)	18.76	22.10	23.87
Noninterest expense to average total assets	3.48	3.68	3.46
Average interest-earning assets to average interest-bearing liabilities	117.53	116.97	110.75
Efficiency ratio(3)	66.97	63.29	55.15
Asset quality ratios:
Nonperforming assets to total assets at end of period	0.84	0.70	1.68
Nonperforming loans to gross loans	0.89	0.49	1.20
Allowance for loan losses to nonperforming loans	114.19	217.44	110.59
Allowance for loan losses to total loans	1.02	1.07	1.30
Net charge-offs to average loans outstanding	0.14	0.40	1.55
Capital ratios:
Equity to total assets at end of period	10.24	10.51	11.40
Average equity to average assets	10.57	11.04	9.66
Other data:
Number of full service offices	6	5	5
_____________________________
(1)	Net interest income divided by average interest earning assets.
(2)	Noninterest income divided by the sum of noninterest income and net interest income.
(3)	Noninterest expense, excluding other real estate owned and repossessed property expense, as a percentage of net interest income and total noninterest income, excluding net securities transactions.

Item 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis reviews our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations.  The information in this section has been derived from the Consolidated Financial Statements and footnotes thereto that appear in Item 8 of this Form 10-K.  The information contained in this section should be read in conjunction with these Consolidated Financial Statements and footnotes and the business and financial information provided in this Form 10-K.
Overview
Our principal business consists of attracting retail deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial and multifamily, consumer and commercial business loans and construction and land loans.  We offer a wide variety of secured and unsecured consumer loan products, including manufactured home loans, floating home loans, automobile loans, boat loans and recreational vehicle loans.  We intend to continue emphasizing our residential mortgage, commercial and multifamily and commercial business lending, while continuing to originate home equity and consumer loans.  As part of our business, we focus on residential mortgage loan originations, many of which we sell to Fannie Mae.  We typically sell these loans with servicing retained to maintain the direct customer relationship and promote our emphasis on strong customer service.  We originated $82.3 million, $118.8 million and $107.2 million of one- to four-family residential mortgage loans during the years ended December 31, 2014, 2013 and 2012, respectively.  During these same periods, we sold $52.7 million, $108.9 million and $95.1 million, respectively, of one- to four-family residential mortgage loans.
Our operating revenues are derived principally from earnings on interest earning assets, service charges and fees, and gains on the sale of loans. Our primary sources of funds are deposits, Federal Home Loan Bank ("FHLB") advances, and payments received on loans and securities.  We offer a variety of deposit accounts that provide a wide range of interest rates and terms, generally including savings, money markets, NOW accounts, term certificates and demand accounts.
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
Our strategic plan targets consumers, small and medium size businesses, and professionals in our market area for loans and deposits.  In pursuit of these goals, and while managing the size of our loan portfolio, we focus on including a significant amount of commercial business and commercial and multifamily loans in our portfolio. A significant portion of these commercial and multifamily and commercial business loans have adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages.  Our commercial loan portfolio (commercial and multifamily and commercial business loans) increased to $188.4 million or 43.6% of our loan portfolio at December 31, 2014, from $171.2 million or 43.7% of our loan portfolio at December 31, 2013, and $147.8 million or 44.9% of our loan portfolio at December 31, 2012.  In addition to higher balances in commercial lending, we also benefit from additional lending opportunities in our construction and land development portfolio.  Our construction and land development portfolio increased to $46.3 million or 10.7% of our loan portfolio at December 31, 2014, from $44.3 million or 11.3% of our loan portfolio as of December 31, 2013 and $25.5 million or 7.8% as of December 31, 2012.  The impact of additional commercial and multifamily and construction and land loans has had a positive impact on our net interest income and has helped to further diversify our loan portfolio mix.
Our provision for loan losses expense was significantly lower in 2014 and 2013 than during the three previous years and reflects decreased levels of delinquencies, classified loans and net charge-offs
Recent Accounting Standards
For a discussion of recent accounting standards, please see Note 2 - Accounting Pronouncements Recently Issued or Adopted in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.
Critical Accounting Policies
Certain of our accounting policies are important to an understanding of our financial condition, since they require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for other-than-temporary impairment of securities, accounting for mortgage servicing rights, accounting for other real estate owned, and accounting for deferred income taxes.  For additional information on our accounting policies see "Note 1 - Organization and Significant Accounting Principles" in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Allowance for Loan Loss.  The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio as of the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.   Among the material estimates required to establish the allowance are:  loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of historical and current loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio.  To strengthen our loan review and classification process, we engage an independent consultant to review our classified loans and a significant sample of recently originated non-classified loans on a regular basis.  We also enhanced our credit administration policies and procedures to improve our maintenance of updated financial data on commercial borrowers.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the adjustment of reserves based upon their judgment of information available to them at the time of their examination.
Other-than-temporary impairment of securities.  Management reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment ("OTTI"), taking into consideration current market conditions; fair value in relationship to cost; extent and nature of the change in fair value; issuer rating changes and trends; whether management intends to sell a security or if it is likely that we will be required to sell the security before recovery of the amortized cost basis of the investment, which may be upon maturity; and other factors. For debt securities, if management intends to sell the security or it is likely that we will be required to sell the security before recovering our cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If management does not intend to sell the security and it is not more likely than not that we will be required to sell the security, but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings.  The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, i.e., the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive loss. Impairment losses related to all other factors are presented as separate categories within other comprehensive income (loss).
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
Other Real Estate Owned.  Other real estate owned ("OREO") represents real estate that we have taken control of in partial or full satisfaction of significantly delinquent loans. At the time of foreclosure, OREO is recorded at the fair value less costs to sell, which becomes the property's new basis. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan and lease losses.  After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell.  Subsequent valuation adjustments are recognized within net (loss) gain on OREO.  Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in other non-interest expense in the consolidated statements of income.  In some instances, we may make loans to facilitate the sales of OREO. Management reviews all sales for which it is the lending institution for compliance with sales treatment under provisions established by ASC Topic 360, "Accounting for Sales of Real Estate".  Any gains related to sales of OREO are deferred until the buyer has a sufficient initial and continuing investment in the property.
Income Taxes.  Income taxes are reflected in our financial statements to show the tax effects of the operations and transactions reported in the financial statements and consist of taxes currently payable plus deferred taxes.  ASC Topic 740, "Accounting for Income Taxes," requires the asset and liability approach for financial accounting and reporting for deferred income taxes.  Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  They are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled and are determined using the assets and liability method of accounting.  The deferred income provision represents the difference between net deferred tax asset/liability at the beginning and end of the reported period.  In formulating our deferred tax asset, we are required to estimate our income and taxes in the jurisdiction in which we operate.  This process involves estimating our actual current tax exposure for the reported period together with assessing temporary differences resulting from differing treatment of items, such as depreciation and the provision for loan losses, for tax and financial reporting purposes. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not all or some portion of the potential deferred tax asset will not be realized.

Business and Operating Strategies and Goals
Our goal is to deliver returns to shareholders by increasing higher-yielding assets (in particular commercial and multifamily and commercial business loans), increasing core deposit balances, reducing expenses, managing problem assets and exploring expansion opportunities. We seek to achieve these results by focusing on the following objectives:
Focusing on Asset Quality.  Our goal is to maintain or improve upon our level of nonperforming assets by managing credit risk on the current loan portfolio and new originations.  We are focused on actively monitoring and managing all segments of our loan portfolio in order to proactively identify and mitigate risk.  We continue to devote significant efforts and resources to reduce our problem assets.  Despite these efforts, nonperforming assets recently increased to $4.2 million at December 31, 2014, compared to $3.1 million at December 31, 2013 and decreased from $6.4 million at December 31, 2012.    The increase since December 31, 2013, can be attributed to an increase in nonperforming loans from a year ago primarily due to a $1.5 million commercial real estate loan which was restructured during the third quarter of 2014 and as of December 31, 2014, was performing as agreed under the new loan repayment terms and a $740,000 increase in nonperforming one- to four- family loans due to an increase in nonperforming TDRs.
Improving Earnings by Expanding Product Offerings. We intend to prudently maintain the percentage of our assets consisting of higher-yielding commercial real estate and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations than one-to four- family mortgage loans while maintaining our focus on residential lending.  We also intend to selectively add additional products to further diversify revenue sources and to capture more of each customer's banking relationship by cross selling loan and deposit products and additional services to our customers.  We intend to further build relationships with small businesses through new and existing product offerings including merchant services, remote deposit capture, online and mobile cash management, and online tools for wires, ACH and bill payment. We also believe the continuing changes in the secondary market as a result of the uncertainty that is surrounding Fannie Mae and Freddie Mac will result in increased opportunities in the coming years to originate high quality residential loans with more attractive pricing for our loan portfolio.  With our long experience and expertise in residential lending we believe we can be effective in capturing the opportunities of these market changes in residential lending.  We are also exploring correspondent relationships to sell some mortgage loans servicing-released.
Emphasizing lower cost core deposits to manage the funding costs of our loan growth.  Our strategic focus is to emphasize total relationship banking with our customers to internally fund our loan growth.  We are also focused on reducing wholesale funding sources, including FHLB advances, through the continued growth of core customer deposits.  We believe that a continued focus on customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. We intend to increase demand deposits by growing retail and business banking relationships.   New technology and services are generally reviewed for business development and cost saving opportunities.  We continue to experience growth in customer use of our online and mobile banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying while providing our customers greater flexibility and convenience in conducting their banking. In addition to our retail branches, we maintain state of the art technology-based products, such as business cash management, business remote deposit products and an online personal financial management and consumer remote deposit product.  Total deposits increased to $407.8 million at December 31, 2014, from $348.3 million at December 31, 2013, and $312.1 million at December 31, 2012.  At December 31, 2014, core deposits, which we define as our non-time deposit accounts and time deposit accounts less than $250,000, increased $52.2 million to $354.6 million while FHLB advances decreased $12.6 million to $30.6 million from December 31, 2013.
Maintaining Our Customer Service Focus.  Exceptional service, local involvement (including volunteering and contributing to the communities where we are located) and timely decision-making are integral parts of our business strategy.  We emphasize to our employees the importance of delivering exemplary customer service and seeking opportunities to build further relationships with our customers to enhance our market position and add profitable growth opportunities.  The goal is to compete with other financial service providers by relying on the strength of our customer service and relationship banking approach.  We believe that one of our strengths is that our employees are also significant shareholders through our employee stock ownership ("ESOP") and 401(k) plans.  We also offer incentives that are designed to reward employees for balanced and high quality growth.
Expanding our presence within our existing and contiguous market areas and by capturing business opportunities resulting from changes in the competitive environment.  We believe that opportunities currently exist within our market area to grow our franchise.  We anticipate organic growth as the local economy and loan demand strengthens, through our marketing efforts and as a result of the opportunities being created as a result of the consolidation of financial institutions that is occurring in our market area.  In addition, by delivering high quality, customer-focused products and services, we expect to attract additional borrowers and depositors and thus increase our market share and revenue generation.  We opened a loan production office in Seattle in March 2013 and acquired three branches in August 2014.  Following completion of the transaction, we closed our Sequim branch location and consolidated it into the acquired Sequim branch location and closed the acquired branch office located in Port Angeles and consolidated those operations into the Bank's existing Port Angeles branch.  We continue to be disciplined as it pertains to future expansion, acquisitions and de novo branching focusing on the markets in Western Washington, which we know and understand.
Comparison of Financial Condition at December 31, 2014 and December 31, 2013
General.   Total assets increased by $52.6 million, or 11.9%, to $495.2 million at December 31, 2014 from $442.6 million at December 31, 2013.  This increase was primarily the result of a $39.2 million, or 10.1%, increase in our net loan portfolio, a $14.0 million, or 91.0%, increase in cash and cash equivalents and a $3.4 million, or 159.8%, increase in premises and equipment offset partially by a $3.9 million, or 25.3%, decrease in available for sale securities, an $855,000, or 72.6%, decrease in OREO and repossessed assets and a $373,000, or 9.5% decrease in other assets.  Asset growth was funded by a $59.5 million, or 17.1%, increase in deposits.

Cash and Securities.  We increased our on-balance sheet liquidity in 2014 in order to manage liquidity and interest rate risk.  Cash, cash equivalents and our available-for-sale securities increased by $10.1 million, or 32.7%, to $40.8 million at December 31, 2014.  Cash and cash equivalents increased by $14.0 million, or 91.0%, to $29.3 million at December 31, 2014.  Available-for-sale securities, which consist primarily of agency mortgage-backed securities, decreased by $3.9 million, or 25.3%, from $15.4 million at December 31, 2013 to $11.5 million at December 31, 2014 as a result of pay downs.
At December 31, 2014, our securities portfolio consisted of 15 agency mortgage-backed securities, five non-agency mortgage-backed securities and five municipal securities with a fair value of $11.5 million.  At December 31, 2013, our securities portfolio consisted of 17 agency mortgage-backed securities, five non-agency mortgage-backed securities and five municipal bonds with a fair value of $15.4 million.  At December 31, 2014, three of the 15 agency mortgage-backed securities were in an unrealized loss position compared to 11 of the 17 agency mortgage-backed securities at December 31, 2013.  All of the agency mortgage-backed securities in an unrealized loss position at December 31, 2014 and December 31, 2013 were issued or guaranteed by U.S. governmental agencies.  The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral.  It is expected that these securities will not be settled at a price less than the amortized cost of each investment.  Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because we do not intend to sell the securities in this class and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered an other-than-temporary impairment ("OTTI").

As of December 31, 2014, one of the five non-agency mortgage-backed securities was in an unrealized loss position compared to two of the five non-agency mortgage-backed securities in an unrealized loss position at December 31, 2013.  The unrealized loss was caused by changes in interest rates and market illiquidity causing a decline in the fair value subsequent to the purchase.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par.  While management does not intend to sell the non-agency mortgage-backed securities, and it is unlikely that we will be required to sell these securities before recovery of our amortized cost basis, management's impairment evaluation indicates that certain securities possess qualitative and quantitative factors that suggest an OTTI.  These factors include, but are not limited to: the length of time and extent of the fair value declines, ratings agency down grades, the potential for an increased level of actual defaults, and the extension in duration of the securities.  In addition to the qualitative factors, management's evaluation includes an assessment of quantitative evidence that involves the use of cash flow modeling and present value calculations as determined by considering the applicable OTTI accounting guidance.  We compare the present value of the current estimated cash flows to the present value of the previously estimated cash flows.  Accordingly, if the present value of the current estimated cash flows is less than the present value of the previous period's present value, an adverse change is considered to exist and the security is considered OTTI.  The associated "credit loss" is the amount by which the security's amortized cost exceeds the present value of the current estimated cash flows.  Based upon the results of the cash flow modeling, no security reflected OTTI during the year ended December 31, 2014.  Estimating the expected cash flows and determining the present values of the cash flows involves the use of a variety of assumptions and complex modeling.  In developing our assumptions, we consider all available information relevant to the collectability of the applicable security, including information about past events, current conditions, and reasonable and supportable forecasts.  Furthermore, we believe that the cash flows used in the determination of OTTI are the "best estimate" of cash flows.

Loans.  Our total loan portfolio, excluding loans held-for-sale, increased $39.7 million, or 10.1%, from $392.2 million at December 31, 2013 to $431.9 million at December 31, 2013.  Loans held-for-sale increased from $130,000 at December 31, 2013 to $810,000 at December 31, 2014, reflecting primarily the timing of transactions in late 2014, as compared to late 2013.
The following table reflects the changes in the types of loans in our portfolio at the end of 2014, as compared to the end of 2013 (dollars in thousands):

	December 31,
	2014	2013	Amount Change	Percent Change
One-to-four-family	$133,031	$117,739	$15,292	13.0%
Home equity	34,675	35,155	(480)	(1.4)
Commercial and multifamily	168,952	157,516	11,436	7.3
Construction and land	46,279	44,300	1,979	4.5
Manufactured homes	12,539	13,496	(957)	(7.1)
Other consumer	16,875	10,284	6,591	64.1
Commercial business	19,525	13,668	5,857	42.9
Total loans	$431,876	$392,158	$39,718	10.1%

The most significant change in our loan portfolio was a result of increases in one- to four- family mortgage loans which was primarily a result of increases in higher yielding jumbo mortgage and non-conforming one- to four- family mortgage loans which we maintain in our portfolio.  Commercial and multifamily loans increased primarily as a result of continued efforts to expand and diversify our lending portfolio.  Other consumer loans increased primarily as a result of expansion of our floating home loan portfolio.  Commercial business loans increased primarily as a result of a participation loan entered into with another financial institution.  Manufactured home loans decreased as repayments exceeded loan originations as a result of a lack of demand for these types of loans by well-qualified borrowers.  The loan portfolio remains well-diversified with commercial and multifamily real estate loans accounting for 39.1% of the portfolio, residential real estate loan 30.8% of the portfolio and home equity, manufactured and other consumer loans 14.8% of the portfolio.  Construction and land loans account for 10.7% of the portfolio and commercial business loans account for the remaining 4.5% of the portfolio.  At December 31, 2013, commercial and multifamily real estate loans accounted for 40.1% of the portfolio, residential real estate loan accounted for 30.0% of the portfolio and home equity, manufactured and other consumer loans 15.1% of the portfolio, construction and land loans 11.3% of the portfolio and commercial business loans accounted for the remaining 3.5% of the portfolio.

Mortgage Servicing Rights.  At December 31, 2014 and 2013, we had $3.0 million in mortgage servicing rights recorded at fair value.  We record mortgage servicing rights on loans sold to Fannie Mae with servicing retained and upon acquisition of a servicing portfolio.  We stratify our capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  Mortgage servicing rights are carried at fair value.  If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.

Nonperforming Assets.  At December 31, 2014, our nonperforming assets totaled $4.2 million, or 0.84% of total assets, compared to $3.1 million, or 0.70% of total assets at December 31, 2013.

The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio at the dates indicated (dollars in thousands):
	Nonperforming Assets at December 31,
	2014	2013	Amount Change	Percent Change
Nonaccrual loans	$1,464	$558	$906	162.4%
Accruing loans 90 days or more delinquent	114	321	(207)	(64.5)
Nonperforming TDRs	2,264	1,042	1,222	117.3
OREO and repossessed assets	323	1,178	(855)	(72.6)
Total	$4,165	$3,099	$1,066	34.4%

Nonperforming loans to total loans increased to $4.2 million, or 0.89%, of total loans at December 31, 2014 from $3.1 million, or 0.49%, at December 31, 2013.  Nonperforming commercial and multifamily real estate loans increased $819,000 to $1.6 million at December 31, 2014 from $820,000 at December 31, 2013 and is primarily comprised of a $1.5 million commercial real estate loan which was restructured during the third quarter of 2014, and as of December 31, 2014, was performing as agreed under the new loan repayment terms.  Nonperforming one- to four- family real estate loans increased $740,000 to $1.5 million at December 31, 2014 from $772,000 at December 31, 2013 due primarily to a $1.2 million increase in nonperforming TDRs.  Our largest nonperforming loan at December 31, 2014 was the commercial real estate loan discussed above totaling $1.5 million.

OREO and repossessed assets decreased 72.6% during 2014 primarily due to improving economic conditions in our market and our continued focus on credit administration.  During 2014, we repossessed six personal residences and 10 manufactured homes.  We sold 13 personal residences and 11 manufactured homes at an aggregate loss of $28,000.  Our largest OREO at December 31, 2013, consisted of an $122,000 loan secured by a personal residence in Clallam County, Washington, a $105,000 loan secured by a personal residence in San Juan County, Washington and a $42,000 loan secured by a personal residence in Clallam County, Washington.

Allowance for Loan Losses.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of evaluation in accordance with generally accepted accounting principles in the United States.  It is our best estimate of probable incurred credit losses in our loan portfolio.

The following table reflects the adjustments in our allowance during 2014 and 2013 (dollars in thousands):
	Year Ended December 31,
	2014	2013
Balance at beginning of period	$4,177	$4,248
Charge-offs	(743)	(1,584)
Recoveries	153	163
Net charge-offs	(590)	(1,421)
Provisions charged to operations	800	1,350
Balance at end of period	$4,387	$4,177
Ratio of net charge-offs during the period to average loans outstanding during the period	0.14%	0.40%
Allowance as a percentage of nonperforming loans	114.19%	217.44%
Allowance as a percentage of total loans (end of period)	1.02%	1.07%

Specific loan loss reserves decreased $342,000, while general loan loss reserves increased $552,000 at December 31, 2014, compared to the prior year end.  Net charge-offs for 2014 were $590,000, or 0.14% of average loans, compared to $1.4 million, or 0.40% of average loans for 2013.  The decrease in net charge-offs was primarily due to the improved economic conditions in our market area and continued efforts in credit administration and collections.  As of December 31, 2014, the allowance for loan losses as a percentage of loans receivable and nonperforming loans was 1.02% and 114.19%, respectively, compared to 1.07% and 271.44%, respectively, at December 31, 2013.  Allowance for loan losses as a percentage of loans receivable decreased primarily as a result of improved credit metrics related to both specific and general reserves.  This includes a decrease in expected losses on loans individually evaluated for impairment as a percentage of these loans and an increase in expected losses on loans collectively evaluated for impairment.  The decrease in loans individually evaluated is due to lower past due and impaired loans as a percentage of the overall loan portfolio and improving values for real estate in the markets where we lend.  The increase in the allowance attributed to collectively evaluated loans is due to an increase in loans receivable and an evaluation by management of a longer look-back period in calculating the historical loss ratios.  Management will continue to evaluate the appropriate loss periods given changes in the economic environment and nature of the risks within the loan portfolio.  The allowance for loan losses as a percentage of nonperforming loans decreased due to an increase in nonperforming loans from $1.9 million at December 31, 2013 to $3.8 million at December 31, 2014.

Deposits.  Total deposits increased by $59.5 million, or 17.1%, to $407.8 million at December 31, 2014 from $348.3 million at December 31, 2013.  Interest-bearing demand accounts increased $32.4 million, or 45.9%, certificates increased $14.4 million, or 9.1%, and noninterest-bearing demand accounts increased $9.9 million, or 31.0% and savings accounts increased $6.7 million, or 25.4%.  These increases were partially offset by a $3.8 million, or 6.5%, decrease in money market accounts.  The acquisition of three retail branches on the North Olympic Peninsula was a primary factor in deposit growth.  We acquired $21.6 million in deposits in the acquisition and retained $19.3 million as of December 31, 2014.  The increase in interest-bearing demand accounts was primarily a result of a continued marketing emphasis on our rewards checking product as well as the introduction of a new interest-bearing demand account in 2014.  The increase in noninterest-bearing demand accounts was primarily a result of our continued emphasis on attracting relatively low-cost core deposit accounts from small businesses.  The increase in certificates was primarily a result of several targeted marketing initiatives conducted in 2014 at slightly above market rates.  The decrease in money market accounts was primarily the result of customers placing these funds in higher yielding certificate or interest-bearing demand accounts.  Escrow accounts decreased by $137,000, or 5.0%, and were primarily a result of lower balances in our custodial accounts for our loan servicing portfolio.  At December 31, 2014, brokered deposits were $5.0 million compared to $4.3 million at December 31, 2013.

A summary of deposit accounts with the corresponding weighted average cost of funds is presented below (dollars in thousands):
	As of December 31, 2014		As of December 31, 2013
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$41,773	0.00%	$31,877	0.00%
Interest-bearing demand	103,048	0.43	70,639	0.37
Savings	33,233	0.16	26,509	0.14
Money market	55,236	0.27	59,069	0.30
Certificates	171,939	1.03	157,528	1.13
Escrow	2,580	0.00	2,717	0.00
Total	$407,809	0.60%	$348,339	0.64%

Borrowings.  FHLB advances decreased $12.6 million, or 29.3%, to $30.6 million at December 31, 2014, with a weighted-average cost of 0.38%, from $43.2 million at December 31, 2013, with a weighted –average cost of 0.53% due to maturities.  This decrease in borrowings was a result of the acquisition of deposits from our branch acquisition coupled with deposit growth among our existing branches.  We rely on FHLB advances to fund interest-earning assets when deposits alone cannot fully fund interest-earning asset growth.  This reliance on borrowings, rather than deposits, may increase our overall cost of funds.

Stockholders' Equity.  Total stockholders' equity increased $4.2 million, or 9.0%, to $50.7 million at December 31, 2014.  This primarily reflects net income of $4.2 million, ESOP share allocations of $441,000 and other comprehensive income of $452,000, partially offset by $904,000 in stock repurchases and cash dividends of $504,000.

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
	December 31,
	2014			2013			2012
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Loans receivable(1)	$408,283	$21,143	5.18%	$358,029	$19,329	5.40%	$307,231	$17,794	5.79%
Investments and interest bearing accounts	13,792	213	1.54	22,902	297	1.30	10,614	381	3.59
Total interest-earning assets(1)	422,075	21,356	5.06	380,931	19,626	5.15	317,845	18,149	5.72
Interest-bearing liabilities:
Savings and money market accounts	85,192	201	0.24	99,799	253	0.25	115,371	314	0.27
Demand and NOW accounts	125,166	378	0.30	44,009	162	0.37	60,143	24	0.04
Certificate accounts	163,527	1,691	1.03	148,154	1,681	1.13	105,475	1,796	1.70
Borrowings	26,318	153	0.58	33,697	216	0.64	8,901	225	2.54
Total interest-bearing liabilities	400,349	2,423	0.61	325,659	2,312	0.71	289,890	2,360	0.81
Net interest income		$18,978			$17,314			$15,815
Net interest rate spread			4.47%			4.44%			4.90%
Net earning assets	$21,872			$55,272			$27,955
Net interest margin			4.49%			4.55%			5.00%
Average interest-earning assets to average interest-bearing liabilities		105.47%			116.97%			109.64%
 (1) Calculated net of deferred loan fees, loan discounts and loans in process.

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
	Year ended December 31, 2014 vs. 2013			Year ended December 31, 2013 vs. 2012
	Increase (decrease) due to		Total Increase (decrease)	Increase (decrease) due to		Total Increase (decrease)
	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans receivable	$2,713	$(899)	$1,814	$2,942	$(1,407)	$1,535
Investments and interest bearing accounts	(118)	34	(84)	441	(525)	(84)
Total interest-earning assets	2,595	(865)	1,774	3,383	(1,932)	1,451
Interest-bearing liabilities:
Savings and Money Market accounts	(37)	(15)	(52)	(42)	(19)	(61)
Demand and NOW accounts	299	(83)	216	(6)	144	138
Certificate accounts	174	(165)	9	727	(842)	(115)
Borrowings	(47)	(16)	(63)	630	(640)	(10)
Total interest-bearing liabilities	$389	$(279)	$110	$1,307	$(1,355)	$(48)
Change in net interest income			$1,664			$1,499

Comparison of Results of Operation for the Years Ended December 31, 2014 and 2013
General. Net income increased $301,000 to $4.2 million, or $1.63 per diluted common share for the year ended December 31, 2014, from $3.9 million, or $1.49 per diluted common share for the year ended December 31, 2013.  The primary reasons for the improvement were an increase in net interest income and decrease in the provision for loan losses, partially offset by higher noninterest expense and lower noninterest income.
Interest Income.  Interest income increased by $1.7 million, or 9.0%, to $21.4 million for the year ended December 31, 2014, from $19.6 million for the year ended December 31, 2013.  The increase in interest income for the year primarily reflected the increase in the average balance of interest-earning assets, in particular our average balance of loans receivable which outpaced the decline in the weighted average yield on our interest-earning assets during the year ended December 31, 2014 as compared to the prior year.
Our weighted average yield on interest-earning assets was 5.00% for the year ended December 31, 2014, compared to 5.15% for the year ended December 31, 2013. The weighted average yield on loans decreased from 5.40% for the year ended December 31, 2013, to 5.18% for the year ended December 31, 2014.  The average balance of gross loans receivable increased $50.3 million, or 14.0%, for the year ended December 31, 2014 as compared to the prior year.  The weighted average yield on available for sale securities (including OTTI) was 1.54% for the year ended December 31, 2014 compared to 1.48% for the year ended December 31, 2013.  While we maintained a similar mix of investments year over year, there was no OTTI in 2014 which increased the yield slightly.  The average balance of available for sale securities decreased $9.1 million, or 39.8%, for the year ended December 31, 2014 as compared to the prior year.
Interest Expense.  Interest expense increased $110,000, or 4.8%, to $2.4 million for the year ended December 31, 2014, from $2.3 million for the year ended December 31, 2013.  This increase reflects primarily overall higher balances of deposits partially offset by a decrease in the average balance of FHLB advances and a lower weighted average cost of interest-bearing deposits during the year.  Our weighted average cost of interest-bearing liabilities was 0.58% for the year ended December 31, 2014, compared to 0.71% for the year ended December 31, 2013.
Interest paid on deposits increased $173,000, or 8.3%, to $2.3 million for the year ended December 31, 2014, from $2.1 million for the year ended December 31, 2013.  This increase resulted from a $48.5 million increase in the average balances of deposits, which was partially offset by a lower weighted average cost of deposits during the year.  We experienced a four basis point decrease in the average rate paid on deposits during the year ended December 31, 2014 compared to 2013.  This decrease in average rates was a result of the re-pricing of matured certificates of deposit, most of which we were able to retain at lower rates as well as higher balances of noninterest-bearing deposits.

Interest expense on borrowings decreased $63,000, or 29.2%, to $153,000 for the year ended December 31, 2014 from $216,000 for the year ended December 31, 2013.  The decrease was a result of a six basis point decrease in our cost of borrowings to 0.58% for the year ended December 31, 2014 from 0.64% for the year ended December 31, 2013 and a $7.4 million decrease in the average balance of borrowings outstanding during the year.

Net Interest Income.  Net interest income increased $1.7 million, or 9.6%, to $19.0 million for the year ended December 31, 2014, from $17.3 million for the year ended December 31, 2013.  The increase primarily resulted from increased interest income due to higher average loan balances and lower average balances and cost of borrowings.  This was partially offset by higher average balances of interest-bearing deposits during 2014 as compared to 2013.  Our average yield on loans receivable decreased during the year ended December 31, 2014 as compared to the prior year as new loan origination s and re-pricing adjustable rate loans reflect the continued low rate environment.  Our net interest margin was 4.43% for the year ended December 31, 2014, compared to 4.55% for the year ended December 31, 2013.

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

A provision of $800,000 was made during the year ended December 31, 2014, compared to a provision of $1.4 million during the year ended December 31, 2013.  The reduced provision primarily reflects declines in loan charge-offs and improving values for real estate in the markets where we lend offset by increases to the provision related to higher average loan balances and changes in the composition of our loan portfolio.

For the year ended December 31, 2014, the annualized percentage of net charge-offs to average loans decreased 26 basis points to 0.14% from 0.40% for the year ended December 31, 2013.   The ratio of nonperforming loans to total loans increased from 0.49% at December 31, 2013 to 0.89% at December 31, 2014.  See "- Comparison of Financial Condition at December 31, 2014 and December 31, 2013 – Delinquencies and Nonperforming Assets" for more information on nonperforming loans in 2014.

Noninterest Income.  Noninterest income decreased $540,000, or 11.0%, to $4.4 million for the year ended December 31, 2014, as compared to $4.9 million for the year ended December 31, 2013 as reflected below (dollars in thousands):
	Year Ended December 31,		Amount	Percent
	2014	2013	Change	Change
Service charges and fee income	$2,571	$2,270	$301	13.3%
Earnings on cash surrender value of bank owned life insurance	340	348	(8)	(2.3)
Mortgage servicing income	509	457	52	11.4
Fair value adjustment on mortgage servicing rights	328	900	(572)	(63.6)
Other-than-temporary impairment losses	-	(30)	30	(100.0)
Net gain on sale of loans	624	967	(343)	(35.5)
Total noninterest income	$4,372	$4,912	$(540)	(11.0)%

The increase in service charges and fee income was primarily the result of increased deposit service fees from new accounts acquired in our recent branch acquisitions as well as higher loan fees.  The increase in mortgage servicing income was primarily a result of reduced expenses in the loan servicing portfolio some of which represented Fannie Mae reimbursements received in 2014.  In addition, the purchase price premium paid for the servicing portfolio that was purchased in 2009 was fully amortized as of August 2014.  The fair value adjustment on mortgage servicing rights was negatively impacted primarily due to faster prepayment speeds.  The increase in mortgage servicing income was primarily a result of decreased expenses related to our third party subservicing loan portfolio. The decreased net gain on sale of loans was primarily reflective of the curtailed refinance activity as a result of higher mortgage rates this year as compared to last year partially offset by higher average premiums on loans sold, including a few loans that were sold servicing-released..  The decrease in OTTI was a result of improving credit trends in our non-agency mortgage-backed securities portfolio.

Noninterest Expense.  Noninterest expense increased $806,000, or 5.3%, to $15.9 million during 2014 compared to $15.1 million during 2013, as reflected below (dollars in thousands):
	Year Ended December 31,		Amount	Percent
	2014	2013	Change	Change
Salaries and benefits	$8,278	$7,206	$1,072	14.9%
Operations	4,045	3,950	95	2.4
Regulatory assessments	267	326	(59)	(18.1)
Occupancy	1,359	1,316	43	3.3
Data processing	1,770	1,287	483	37.5
Losses and expenses on OREO and repossessed assets	208	1,036	(828)	(79.9)
Total noninterest expense	$15,927	$15,121	$806	5.3%

Noninterest expense was higher primarily as a result of higher operating and data processing expenses as a result of conversion costs associated with our recent branch acquisitions and higher salaries and benefit expenses due to an increase in staffing additional branch locations, partially offset by lower losses and expenses related to OREO and other repossessed assets.

Income Tax Expense.   For the year ended December 31, 2014, we had income tax expense of $2.3 million on our pre-tax income as compared to $1.8 million for the year ended December 31, 2013.  The effective tax rates for the years ended December 31, 2014 and 2013 were 35.5% and 31.5%, respectively.

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
We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for customer funds (particularly withdrawals of deposits).  At December 31, 2014, we had $40.8 million in cash and investment securities available for sale and $810,000 in loans held-for-sale.  We can also obtain funds from borrowings, primarily FHLB advances.  At December 31, 2014, we had the ability to borrow an additional $60.3 million in FHLB advances, subject to certain collateral requirements.  We have access to additional borrowings of $21.8 million through the Federal Reserve's Discount Window, subject to certain collateral requirements, $2.0 million through an unsecured line of credit at Pacific Coast Banker's Bank and up to $9.0 million through a Fed Funds Sweep and Line Agreement established with Zions Bank.
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
As disclosed in our Consolidated Statements of Cash Flows in Item 8 of this Annual Report on Form 10-K, cash and cash equivalents increased $14.0 million to $29.3 million as of December 31, 2014, from $15.3 million as of December 31, 2013.  Net cash provided by operating activities was $6.8 million for the year ended December 31, 2014.  Net cash of $38.9 million was used in investing activities during the year ended December 31, 2014 and consisted principally of loan originations, net of principal repayments and purchases of premises and equipment related to our branch acquisitions completed during the third quarter of 2014.  There was $46.1 million of cash provided by financing activities during the year ended December 31, 2014 and primarily consisted of a $59.5 million net increase in deposits partially offset by a $12.6 million net decrease in FHLB advances.
Sound Financial Bancorp is a separate legal entity from Sound Community Bank and must provide for its own liquidity.  In addition to its own operating expenses (many of which are paid to Sound Community Bank), Sound Financial Bancorp is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt.  Sound Financial Bancorp's primary source of funds is dividends from Sound Community Bank, which are subject to regulatory limits.  At December 31, 2014, Sound Financial Bancorp, on an unconsolidated basis, had $413,000 in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.
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
We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At December 31, 2014, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $73.6 million.  Certificates of deposit scheduled to mature in one year or less at December 31, 2014, totaled $88.1 million.  It is management's policy to manage deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe that a majority of maturing deposits will remain with us. See also the Consolidated Statements of Cash Flows, included in Item 8., "financial Statements and Supplementary Data," of this Form 10-K, for further information.
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit.  For the year ended December 31, 2014, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet loan commitments at December 31, 2014, is as follows (in thousands):
Off-balance sheet loan commitments:
Residential mortgage commitments	$5,615
Undisbursed portion of loans closed	37,337
Unused lines of credit	30,615
Irrevocable letters of credit	65
Total loan commitments	$73,632

Capital
Sound Community Bank was subject to minimum capital requirements imposed by regulations of the FDIC.  Based on its capital levels at December 31, 2014, Sound Community Bank exceeded these requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC.  Based on capital levels at December 31, 2014, Sound Community Bank was considered to be well-capitalized.  Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank's "well-capitalized" status.  See "Business - How We Are Regulated -- Regulation of Sound Community Bank -- New Capital Rules" in Part I, Item 1 of this Form 10-K for revised capital rules that Sound Community Bank became subject to as of January 1, 2015.

The following table shows the capital ratios of Sound Community Bank at December 31, 2014 (dollars in thousands):
	Actual		Minimum Capital Requirements			Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
Tier 1 Capital to total adjusted assets(1)	$48,343	10.19%	$18,973	≥	4.0%	$23,716	≥	5.0%
Tier 1 Capital to risk-weighted assets(2)	$48,343	12.44%	$15,540	≥	4.0%	$23,310	≥	6.0%
Total Capital to risk-weighted assets(2)	$52,730	13.57%	$31,080	≥	8.0%	$38,850	≥	10.0%
________________________
(1)	Based on total adjusted assets of $474.3 million.
(2)	Based on risk-weighted assets of $388.5 million.

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
How We Measure Our Risk of Interest Rate Changes.  As part of efforts to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk.  In doing so, we analyze and manage assets and liabilities based on their interest rates and payment streams, timing of maturities, re-pricing opportunities, and sensitivity to actual or potential changes in market interest rates.
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
As part of our efforts to monitor and manage interest rate risk, we maintain our own interest rate risk model and utilize software and resources provided by a third party.  The model contains several assumptions that are based upon a combination of proprietary and market data that reflect historical results and current market conditions.  These assumptions relate to interest rates, prepayments, deposit decay rates and the market value of certain assets under the various interest rate scenarios.  The model's capital at risk measure, also known as the Economic Value of Equity "EVE", evaluates the change in the projected EVE over a two-year period given an immediate increase or decrease in interest rates.  It considers both the absolute dollar change in EVE and also the percentage change in EVE.  Management and the board of directors review these measurements on a quarterly basis to determine whether our interest rate exposure is within the limits established by the board of directors.
Our asset/liability management strategy dictates acceptable limits on the amounts of change in given changes in interest rates.  For interest rate increases of 100, 200, and 300 basis points, our policy dictates that our EVE percentage change should not decrease greater than 20%, 30% and 40%, respectively and that our EVE ratio not fall below 10%, 8%, and 6%, respectively.  As illustrated in the table below, we were in compliance with this aspect of our asset/liability management policy at December 31, 2014.
The table presented below, as of December 31, 2014 (the latest available information), is an internal analysis of our interest rate risk as measured by changes in EVE for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 100 basis points as any further decline in rates is impossible given the Federal Funds Rate of 0.25%.
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
December 31, 2014
Change in Interest Rates in		Economic Value of Equity			EVE
Basis Points		$ Amount	$ Change	% Change	Ratio %
+300	bp	$45,966	$(14,128)	(23.5)%	10.05%
+200	bp	50,341	(9,753)	(16.2)	10.73
+100	bp	56,344	(3,750)	(6.2)	11.69
0	bp	60,094	-	0.0	12.17
-100	bp	58,948	(1,146)	(1.9)	11.68
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

Item 8.  Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sound Financial Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Sound Financial Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sound Financial Bancorp, Inc. and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Everett, Washington
March 31, 2015

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$29,289	$15,334
Available-for-sale securities, at fair value	11,524	15,421
Loans held-for-sale	810	130
Loans	430,360	390,926
Allowance for loan losses	(4,387)	(4,177)
Total loans, net	425,973	386,749
Accrued interest receivable	1,497	1,366
Bank-owned life insurance, net	11,408	11,068
Other real estate owned ("OREO") and repossessed assets, net	323	1,178
Mortgage servicing rights, at fair value	3,028	2,984
Federal Home Loan Bank ("FHLB") stock, at cost	2,224	2,314
Premises and equipment, net	5,555	2,138
Other assets	3,556	3,929
Total assets	$495,187	$442,611
LIABILITIES
Deposits
Interest-bearing	363,456	313,745
Noninterest-bearing demand	44,353	34,594
Total deposits	407,809	348,339

Borrowings	30,578	43,221
Accrued interest payable	76	82
Other liabilities	5,606	4,103
Advance payments from borrowers for taxes and insurance	474	362
Total liabilities	444,543	396,107
COMMITMENTS AND CONTINGENCIES (NOTE 18)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,524,645 and 2,510,810 issued and outstanding as of December 31, 2014 and 2013, respectively	25	25
Additional paid-in capital	23,552	23,829
Unearned shares - Employee Stock Ownership Plan ("ESOP")	(1,140)	(1,369)
Retained earnings	28,024	24,288
Accumulated other comprehensive income (loss), net of tax	183	(269)
Total stockholders' equity	50,644	46,504
Total liabilities and stockholders' equity	$495,187	$442,611

See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2014	2013
INTEREST INCOME
Loans, including fees	$21,143	$19,329
Interest and dividends on investments, cash and cash equivalents	213	297
Total interest income	21,356	19,626
INTEREST EXPENSE
Deposits	2,269	2,096
Borrowings	154	216
Total interest expense	2,423	2,312
Net interest income	18,933	17,314
PROVISION FOR LOAN LOSSES	800	1,350
Net interest income after provision for loan losses	18,133	15,964
NONINTEREST INCOME
Service charges and fee income	2,571	2,270
Earnings on cash surrender value of bank-owned life insurance	340	348
Mortgage servicing income	509	457
Fair value adjustment on mortgage servicing rights	328	900
Other-than-temporary impairment losses on securities	-	(30)
Net gain on sale of loans	624	967
Total noninterest income	4,372	4,912
NONINTEREST EXPENSE
Salaries and benefits	8,278	7,206
Operations	4,045	3,950
Regulatory assessments	267	326
Occupancy	1,359	1,316
Data processing	1,770	1,287
Net loss and expenses on OREO and repossessed assets	208	1,036
Total noninterest expense	15,927	15,121
Income before provision for income taxes	6,578	5,755
Provision for income taxes	2,338	1,815
Net income	$4,240	$3,940

Earnings per common share:
Basic	$1.69	$1.52
Diluted	$1.63	$1.49
Weighted average number of common shares outstanding:
Basic	2,513,069	2,570,671
Diluted	2,602,146	2,625,696

See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2014	2013

Net income	$4,240	$3,940
Available for sale securities:
Unrealized gains arising during the year, net of taxes of $233 and $107, respectively	452	207
Reclassification adjustments for other-than-temporary impairment, net of taxes of $0 and $10, respectively	-	20
Other comprehensive income, net of tax	452	227
Comprehensive income	$4,692	$4,167

See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
 Consolidated Statements of Stockholders' Equity
(In thousands, except number of shares)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Total Stockholders' Equity
Balances at December 31, 2012	2,587,544	$26	$24,789	$(1,598)	$20,736	$(496)	$43,457
Net income					3,940		3,940
Other comprehensive income, net of tax						227	227
Share-based compensation			168				168
Restricted stock forfeited and retired	(734)
Cash dividends on common stock ($0.15 per share)					(388)		(388)
Common stock repurchased	(76,000)	(1)	(1,201)				(1,202)
Allocation of ESOP shares			73	229			302
Balances at December 31, 2013	2,510,810	$25	$23,829	$(1,369)	$24,288	$(269)	$46,504

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Total Stockholders' Equity
Balances at December 31, 2013	2,510,810	$25	$23,829	$(1,369)	$24,288	$(269)	$46,504
Net income					4,240		4,240
Other comprehensive income, net of tax						452	452
Share-based compensation			333				333
Restricted stock awards	45,565	-					-
Cash dividends on common stock ($0.20 per share)					(504)		(504)
Common stock repurchased	(53,340)		(904)				(904)
Stock options exercised	21,610		81				81
Excess tax benefits of stock compensation			39				39
Allocation of ESOP shares			174	229			403
Balances at December 31, 2014	2,524,645	$25	$23,552	$(1,140)	$28,024	$183	$50,644

See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,240	$3,940
Adjustments to reconcile net income to net cash from operating activities:
Accretion of net premium on investments	404	532
Other-than-temporary impairment losses on securities	-	30
Provision for loan losses	800	1,350
Depreciation and amortization	555	461
Compensation expense related to stock options and restricted stock	333	168
Fair value adjustment on mortgage servicing rights	(328)	(900)
Additions to mortgage servicing rights	(505)	(787)
Amortization of mortgage servicing rights	789	1,009
Increase in cash surrender value of bank-owned life insurance	(340)	(348)
Deferred income tax	(137)	390
Gain on sale of loans	(624)	(967)
Proceeds from sale of loans	50,406	106,896
Originations of loans held-for-sale	(50,462)	(104,334)
Loss on sale of other real estate owned and repossessed assets	28	742
Change in operating assets and liabilities:
Accrued interest receivable	(131)	(86)
Other assets	278	(1,206)
Accrued interest payable	(6)	(1)
Other liabilities	1,503	877
Net cash from operating activities	6,803	7,766
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available for sale securities	4,177	9,172
FHLB stock redeemed	90	87
Purchase of available for sale investments	-	(1,911)
Net increase in loans	(40,632)	(67,461)
Improvements to OREO and other repossessed assets	(12)	(33)
Proceeds from sale of OREO and other repossessed assets	1,447	2,474
Purchases of premises and equipment, net	(3,972)	(343)
Purchases of bank-owned life insurance	-	(3,500)
Net cash used by investing activities	(38,902)	(61,515)

See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Continued)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	59,470	36,256
Proceeds from borrowings	174,100	270,250
Repayment of borrowings	(186,743)	(248,893)
Net change in advances from borrowers for taxes and insurance	112	31
ESOP shares released	403	302
Excess tax benefits of stock compensation	39	-
Common stock option redemptions	81	-
Repurchase of common stock	(904)	(1,202)
Dividends paid	(504)	(388)
Net cash from financing activities	46,054	56,356
Net increase in cash and cash equivalents	13,955	2,607
Cash and cash equivalents, beginning of year	15,334	12,727
Cash and cash equivalents, end of year	$29,289	$15,334
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$1,975	$1,350
Interest paid on deposits and borrowings	$2,429	$2,313
Noncash net transfer from loans to OREO and repossessed assets	$608	$1,858
The following summarized the non-cash activities related to the acquisition:
Fair value of assets acquired	$4,904	$-
Fair value of liabilities assumed	$(21,602)	$-
Net fair value of liabilities	$(16,698)	$-

See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1 - Organization and significant accounting policies
Sound Financial Bancorp, a Maryland corporation ("Sound Financial Bancorp" or the "Company"), is a bank holding company for its wholly owned subsidiary, Sound Community Bank (the "Bank"). Substantially all of Sound Financial Bancorp's business is conducted through Sound Community Bank, a Washington state-chartered commercial bank. As a Washington commercial bank, the Bank's regulators are the Washington State Department of Financial Institutions ("WDFI") and the Federal Deposit Insurance Corporation ("FDIC"). The Board of Governors of the Federal Reserve System ("Federal Reserve") is the primary federal regulator for Sound Financial Bancorp.

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

The accompanying consolidated financial statements include the accounts of Sound Financial Bancorp and its wholly-owned subsidiary Sound Community Bank.  All significant intercompany balances and transactions between Sound Financial Bancorp and its subsidiary have been eliminated in consolidation.

Cash and cash equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in banks and interest-bearing deposits. All have maturities of three months or less and may exceed federally insured limits.

Investment securities – Investment securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale (AFS), or (3) trading.  The Company had no held-to-maturity or trading securities at December 31, 2014 and 2013.  AFS securities consist of debt securities that the Company has the intent and ability to hold for an indefinite period, but not necessarily to maturity.  Such securities may be sold to implement the Company's asset/liability management strategies and/or in response to changes in interest rates and similar factors.  AFS securities are reported at fair value.  Dividend and interest income are recognized when earned.

Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in the Accumulated Other Comprehensive Income (Loss).  Realized gains and losses on AFS securities, determined using the specific identification method, are included in earnings.  Amortization of premiums and accretion of discounts are recognized as adjustments to interest income using the interest method over the period to maturity.

The Company reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment ("OTTI") or permanent impairment, taking into consideration current market conditions, fair value in relation to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether the Company intend to sell a security or if it is likely that the Company will be required to sell the security before recovery of its amortized cost basis of the investment, which may be maturity, and other factors.  For debt securities, if the Company intends to sell the security or it is likely that it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI.  If the Company does not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings.  The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected.  Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI.  The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and the fair value, is recognized as a charge to other comprehensive income ("OCI").  The Company does not intend to sell these securities and it is more likely than not that it will not be required to sell the securities before anticipated recovery of the remaining amortized cost basis.  The Company closely monitors its investment securities for changes in credit risk.  The current market environment significantly limits the Company's ability to mitigate its exposure to valuation changes in these securities by selling them.  Accordingly, if market conditions deteriorate further and the Company determines its holdings of these or other investment securities are OTTI, its future earnings, stockholders' equity, regulatory capital and continuing operations could be materially adversely affected.

Loans held-for-sale – To mitigate interest rate sensitivity, from time to time, certain fixed rate mortgage loans are identified as held-for-sale in the secondary market.  Accordingly, such loans are classified as held-for-sale in the consolidated balance sheets and are carried at the lower of cost or estimated fair market value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.  Mortgage loans held-for-sale are generally sold with the mortgage servicing rights retained by the Company.  Gains or losses on sales of loans are recognized based on the difference between the selling price and the carrying value of the related loans sold based on the specific identification method.

Loans - The Company grants mortgage, commercial, and consumer loans to clients.  A substantial portion of the loan portfolio is represented by loans secured by real estate located throughout the Puget Sound region and in Clallam County of Washington State.  The ability of the Company's debtors to honor their contracts is dependent upon employment, real estate and general economic conditions in these areas.

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

The accrual of interest is discontinued at the time the loan is three months past due or if, in management's opinion, the borrower may be unable to meet payment of obligations as they become due, as well as when required by regulatory provisions.  Loans are typically charged off no later than 120 days past due, unless secured by collateral.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

A loan is classified as a troubled debt restructuring ("TDR") when certain concessions have been made to the contractual terms, such as reductions of interest rates or deferrals of interest or principal payments due to the borrower's deteriorated financial condition.  All TDRs are reported and accounted for as impaired loans.

Allowance for loan losses - The allowance for loan losses is a reserve established through a provision for loan losses charged to expense and represents management's best estimate of probable losses incurred within the existing loan portfolio as of the balance sheet date.  The level of the allowance reflects management's view of trends in loan loss activity, current loan portfolio quality and present economic, political and regulatory conditions.  Portions of the allowance may be allocated for specific loans; however, the allowance is available for any loan that is charged off.
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

The allowance for loan losses is maintained at a level sufficient to provide for probable credit losses based upon evaluating known and inherent risks in the loan portfolio.  The allowance is provided based upon management's continuing analysis of the pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectability may not be assured.  The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment.  The allowance consists of specific, general, and unallocated components.  The specific component relates to loans that are classified as doubtful, substandard, or special mention.

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

An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The ultimate recovery of all loans is susceptible to future market factors beyond the Company's control. These factors may result in losses or recoveries differing significantly from those provided in the consolidated financial statements. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

Mortgage servicing rights ("MSR") – Mortgage servicing rights represent the value associated with servicing residential mortgage loans, when the mortgage loans have been sold into the secondary market and the related servicing has been retained by the Company.  The value is determined though a discounted cash flow analysis, which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs.  All of these assumptions require a significant degree of management judgment.  The Company measures its mortgage servicing assets at fair value and reports changes in fair value through earnings under the caption mortgage banking revenue in the period in which the change occurs.

Premises and equipment – Premises, leasehold improvements and furniture and equipment are carried at cost, less accumulated depreciation and amortization.  Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from 1 to 10 years.  The cost of leasehold improvements is amortized using the straight-line method over the terms of the related leases.  The cost of premises is amortized using the straight-line method over the estimated useful life of the building, up to 39 years.  Management reviews premises, leasehold improvements and furniture and equipment for impairment on an annual basis.

Cash surrender value of bank-owned life insurance - The carrying amount of bank owned life insurance approximates its fair value, and is estimated using the cash surrender value, net of any surrender charges.

Federal Home Loan Bank stock - The Company is a member of the Federal Home Loan Bank of Seattle ("FHLB").  FHLB stock represents the Company's investment in the FHLB and is carried at par value, which reasonably approximates its fair value.  As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances.  At December 31, 2014 and 2013, the Company's minimum required investment in FHLB stock was $1.3 million and $1.9 million, respectively.  Typically the Company may request redemption at par value of any stock in excess of the minimum required investment.  Stock redemptions are at the discretion of the FHLB.

Management evaluates FHLB stock for impairment.  The determination of whether this investment is impaired is based on management's assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB and (4) the liquidity position of the FHLB.

Other real estate owned and repossessed assets - OREO and repossessed assets represent real estate and other assets which the Company has taken control of in partial or full satisfaction of loans.  At the time of foreclosure, OREO and repossessed assets are recorded at fair value less estimated costs to sell, which becomes the new basis.  Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan and lease losses.  After foreclosure, management periodically performs valuations such that the property is carried at the lower of its new cost basis or fair value, net of estimated costs to sell.  Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in other noninterest expense in the consolidated statements of income.

In some instances, the Company may make loans to facilitate the sales of OREO.  Management reviews all sales for which it is the lending institution.  Any gains related to sales of other real estate owned may be deferred until the buyer has a sufficient investment in the property.

Income Taxes - Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company's income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized.

Segment reporting - The Company operates in one segment and makes management decisions based on consolidated results.  The Company's operations are solely in the financial services industry and include providing to its customers traditional banking and other financial services.

Off-balance-sheet credit-related financial instruments - In the normal course of operations, the Company engages in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments, letters of credit and lines of credit.  Such financial instruments are recorded when they are funded.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Advertising costs - The Company expenses advertising costs as they are incurred.  Advertising expenses were $135,000 and $124,000, respectively, for the years ended December 31, 2014 and 2013.

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

Intangible assets – At December 31, 2014 and 2013, the Company had $615,000 and $631,000, respectively, of identifiable intangible assets included in other assets as a result of the acquisition of deposits from other institutions.  This asset is amortized using the straight-line method over a period of 9.5 years and has a remaining weighted average life of 4.2 years.  Management reviews intangible assets for impairment on an annual basis.  No impairment losses have been recognized in the periods presented.

Employee stock ownership plan - The Company sponsors a leveraged ESOP.  As shares are committed to be released, compensation expense is recorded equal to the market price of the shares, and the shares become outstanding for purposes of earnings per share calculations.  Cash dividends on allocated shares (those credited to ESOP participants' accounts) are recorded as a reduction of stockholders' equity and distributed directly to participants' accounts.  Cash dividends on unallocated shares (those held by the ESOP not yet credited to participants' accounts) are used to pay administrative expenses and debt service requirements of the ESOP.  See Note 13 – Employee Benefits for further information.  At December 31, 2014, there were 109,686 unallocated shares in the plan.  Shares released on December 31, 2014 totaled 21,443 and will be credited to plan participants' accounts in 2015.

Unearned ESOP shares are shown as a reduction of stockholders' equity.  When the shares are released, unearned common shares held by the ESOP are reduced by the cost of the ESOP shares released and the differential between the fair value and the cost is charged to additional paid in capital.  The loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP reported as a liability on the Company's Consolidated Statements of Condition.

Earnings Per Common Share - Earnings per share ("EPS") is computed using the two-class method. Basic EPS is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding for the period, excluding any participating securities. Participating securities include unvested restricted shares. Unvested restricted shares are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as the holders of the Company's common stock. Diluted EPS is computed by dividing net income allocated to common shares adjusted for reallocation of undistributed earnings of unvested restricted shares by the weighted average number of common shares determined for the basic EPS plus the dilutive effect of common stock equivalents using the treasury stock method based on the average market price for the period. Some stock options are anti-dilutive and therefore are not included in the calculation of diluted EPS.

Fair value - Fair value is the price that would be received when an asset is sold or a liability is transferred in an orderly transaction between market participants at the measurement date.

Fair values of the Company's financial instruments are based on the fair value hierarchy which requires an entity to maximize the use of observable inputs, typically market data obtained from third parties, and minimize the use of unobservable inputs, which reflects its estimates for market assumptions, when measuring fair value.

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

Share-Based Compensation— The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  These costs are recognized on a straight-line basis over the vesting period during which an employee is required to provide services in exchange for the award, also known as the requisite service period. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. When determining the estimated fair value of stock options granted, the Company utilizes various assumptions regarding the expected volatility of the stock price, estimated forfeitures using historical data on employee terminations, the risk-free interest rate for periods within the contractual life of the stock option, and the expected dividend yield that the Company expects over the expected life of the options granted. Reductions in compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted monthly based on actual forfeiture experience. The Company measures the fair value of the restricted stock using the closing market price of the Company's common stock on the date of grant. The Company expenses the grant date fair value of the Company's stock options and restricted stock with a corresponding increase in equity.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Reclassifications - Certain amounts reported in prior years' consolidated financial statements have been reclassified to conform to the current presentation. The results of the reclassifications are not considered material and have no effect on previously reported net income, earnings per share or stockholders' equity.

Note 2 – Accounting Pronouncements Recently Issued or Adopted

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU No. 2013-11 did not have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-04 permits an entity to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). The ASU is effective for annual and interim reporting periods beginning on or after December 15, 2014 and should be applied prospectively. The Company is currently reviewing the requirements of ASU No. 2014-01, but does not expect the ASU to have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon foreclosure. ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the ASU requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The ASU is effective for annual and interim reporting periods beginning on or after December 15, 2014 and can be applied with a modified retrospective transition method or prospectively. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the ASU requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU is effective for public entities for interim and annual periods beginning after December 15, 2016; early adoption is not permitted. For financial reporting purposes, the ASU allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the ASU is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 to determine the potential impact the ASU will have on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires additional disclosures about repurchase agreements and other similar transactions. The ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The ASU also requires new and expanded disclosures. This ASU is effective for the first interim or annual period beginning after December 15, 2014. The adoption of ASU No. 2014-11 is not expected to have a material impact on the Company's consolidated financial statements.

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

In January 2015, the FASB issued ASU No. 2015-1, Income Statement —Extraordinary and Unusual Items (Subtopic 225-20). The objective of this ASU is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.

Note 3 – Restricted Cash

Federal Reserve Board regulations require that the Company maintain certain minimum reserve balances either as cash on hand or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The reserve balances were $3.3 million and $0 at December 31, 2014 and 2013, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4 – Investments

The amortized cost and fair value of AFS securities and the corresponding amounts of gross unrealized gains and losses at December 31, 2014 and 2013 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014
Municipal bonds	$1,911	$172	$-	$2,083
Agency mortgage-backed securities	7,024	110	(38)	7,096
Non-agency mortgage-backed securities	2,312	83	(50)	2,345
Total	$11,247	$365	$(88)	$11,524

December 31, 2013
Municipal bonds	$1,911	$20	$-	$1,931
Agency mortgage-backed securities	11,228	38	(195)	11,071
Non-agency mortgage-backed securities	2,689	78	(348)	2,419
Total	$15,828	$136	$(543)	$15,421

The amortized cost and fair value of mortgage-backed securities by contractual maturity, at December 31, 2014, are shown below (in thousands).  Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014
	Amortized Cost	Fair Value
Due in five to ten years	$1,911	$2,083
Due after ten years	9,336	9,441
Total	$11,247	$11,524

There were no pledged securities at December 31, 2014.  There were no sales of AFS securities for the years ended December 31, 2014 or 2013.

The following table summarizes at December 31, 2014 and 2013 the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position (in thousands):

	December 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$627	$(6)	$2,216	$(32)	$2,843	$(38)
Non-agency mortgage-backed securities	-	-	507	(50)	507	(50)
Total	$627	$(6)	$2,723	$(82)	$3,350	$(88)

	December 31, 2013
	Less Than 12 Months			12 Months or Longer		Total
	Fair Value	Unrealized Loss		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$1,123	$	-(29)	$7,145	$(166)	$8,268	$(195)
Non-agency mortgage-backed securities	-		-	636	(348)	636	(348)
Total	$1,123	$	-(29)	$7,781	$(514)	$8,904	$(543)

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table presents at December 31, 2014 and 2013 the cumulative roll forward of credit losses recognized in earnings relating to the Company's non-U.S. agency mortgage backed securities (in thousands):

	Year Ended December 31,
	2014	2013
Estimated credit losses, beginning balance	$450	$420
Additions for credit losses not previously recognized	-	30
Reduction for increases in cash flows	-	-
Reduction for realized losses	-	-
Estimated credit losses, ending balance	$450	$450

At December 31, 2014, the securities portfolio consisted of 15 agency mortgage-backed securities, five non-agency mortgage-backed securities and five municipal securities with a fair value of $11.5 million.  At December 31, 2013, the securities portfolio consisted of 17 agency mortgage-backed securities, five non-agency mortgage-backed securities and five municipal bonds with a fair value of $15.4 million.  At December 31, 2014, three of the 15 agency mortgage-backed securities were in an unrealized loss position compared to 11 of the 17 agency mortgage-backed securities at December 31, 2013.  All of the agency mortgage-backed securities in an unrealized loss position at December 31, 2014 and December 31, 2013 were issued or guaranteed by U.S. governmental agencies.  The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral.  It is expected that these securities will not be settled at a price less than the amortized cost of each investment.  Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Company does not intend to sell the securities in this class and it is not likely that it will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered an OTTI.

As of December 31, 2014, one of the five non-agency mortgage-backed securities was in an unrealized loss position compared to two of the five non-agency mortgage-backed securities in an unrealized loss position at December 31, 2013.  The unrealized loss was caused by changes in interest rates and market illiquidity causing a decline in the fair value subsequent to the purchase.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par.  While management does not intend to sell the non-agency mortgage-backed securities, and it is unlikely that the Company will be required to sell these securities before recovery of its amortized cost basis, management's impairment evaluation indicates that certain securities possess qualitative and quantitative factors that suggest an OTTI.  These factors include, but are not limited to: the length of time and extent of the fair value declines, ratings agency down grades, the potential for an increased level of actual defaults, and the extension in duration of the securities.  In addition to the qualitative factors, management's evaluation includes an assessment of quantitative evidence that involves the use of cash flow modeling and present value calculations as determined by considering the applicable OTTI accounting guidance.  The Company compares the present value of the current estimated cash flows to the present value of the previously estimated cash flows.  Accordingly, if the present value of the current estimated cash flows is less than the present value of the previous period's present value, an adverse change is considered to exist and the security is considered OTTI.  The associated "credit loss" is the amount by which the security's amortized cost exceeds the present value of the current estimated cash flows.  Based upon the results of the cash flow modeling, no non-agency mortgage-backed security reflected OTTI during the year ended December 31, 2014.  Estimating the expected cash flows and determining the present values of the cash flows involves the use of a variety of assumptions and complex modeling.  In developing its assumptions, the Company considers all available information relevant to the collectability of the applicable security, including information about past events, current conditions, and reasonable and supportable forecasts.  Furthermore, the Company asserts that the cash flows used in the determination of OTTI are its "best estimate" of cash flows.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 5 – Loans

The composition of the loan portfolio, excluding loans held-for-sale, at December 31, 2014 and 2013 is as follows (in thousands):
	At December 31,
	2014	2013
Real estate loans:
One- to four- family	$133,031	$117,739
Home equity	34,675	35,155
Commercial and multifamily	168,952	157,516
Construction and land	46,279	44,300
Total real estate loans	382,937	354,710
Consumer loans:
Manufactured homes	12,539	13,496
Other consumer	16,875	10,284
Total consumer loans	29,414	23,780
Commercial business loans	19,525	13,668
Total loans	431,876	392,158
Deferred fees	(1,516)	(1,232)
Total loans, gross	430,360	390,926
Allowance for loan losses	(4,387)	(4,177)
Total loans, net	$425,973	$386,749

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table presents the balance in the allowance for loan losses and the unpaid principal balance in loans, net of partial charge-offs by portfolio segment and based on impairment method as of December 31, 2014 (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$258	$28	$8	$14	$41	$18	$-	$-	$367
Collectively evaluated for impairment	1,184	573	1,236	385	152	149	108	233	4,020
Ending balance	$1,442	$601	$1,244	$399	$193	$167	$108	$233	$4,387
Loans receivable:
Individually evaluated for impairment	$4,186	$1,247	$2,956	$180	$404	$51	$124	$-	$9,148
Collectively evaluated for impairment	128,845	33,428	165,996	46,099	12,135	16,824	19,401	--	422,728
Ending balance	$133,031	$34,675	$168,952	$46,279	$12,539	$16,875	$19,525	$-	$431,876

The following table presents the balance in the allowance for loan losses and the unpaid principal balance in loans, net of partial charge-offs by portfolio segment and based on impairment method as of December 31, 2013 (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$356	$150	$1	$28	$116	$3	$55	$-	$709
Collectively evaluated for impairment	1,559	631	299	290	93	106	47	443	3,468
Ending balance	$1,915	$781	$300	$318	$209	$109	$102	$443	$4,177
Loans receivable:
Individually evaluated for impairment	$4,608	$1,597	$3,716	$209	$646	$32	$503	$-	$11,311
Collectively evaluated for impairment	113,131	33,558	153,800	44,091	12,850	10,252	13,165	-	380,847
Ending balance	$117,739	$35,155	$157,516	$44,300	$13,496	$10,284	$13,668	$-	$392,158

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table summarizes the activity in loan losses for the year ended December 31, 2014 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to-four family	$1,915	$(127)	$64	$(410)	$1,442
Home equity	781	(295)	52	63	601
Commercial and multifamily	300	(47)	2	989	1,244
Construction and land	318	-	-	81	399
Manufactured homes	209	(197)	14	167	193
Other consumer	109	(77)	21	114	167
Commercial business	102	-	-	6	108
Unallocated	443	-	-	(210)	233
	$4,177	$(743)	$153	$800	$4,387

The following table summarizes the activity in loan losses for the year ended December 31, 2013 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to-four family	$1,417	$(560)	$-	$1,058	$1,915
Home equity	997	(593)	19	358	781
Commercial and multifamily	492	(194)	32	(30)	300
Construction and land	217	(7)	-	108	318
Manufactured homes	260	(143)	3	89	209
Other consumer	146	(41)	31	(27)	109
Commercial business	218	(46)	78	(148)	102
Unallocated	501	-	-	(58)	443
	$4,248	$(1,584)	$163	$1,350	$4,177

Credit Quality Indicators.  Federal regulations provide for the classification of lower quality loans and other assets, such as debt and equity securities, as substandard, doubtful or loss.  An asset is considered substandard if it is inadequately protected by the current net worth and pay capacity of the borrower or of any collateral pledged.  Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all the weaknesses of currently existing facts, conditions and values.  Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without establishment of a specific loss reserve is not warranted.
When the Company classifies problem loans as either substandard or doubtful, it may establish a specific allowance in an amount it deems prudent to address the risk specifically (if the loan is impaired) or it may allow the loss to be addressed in the general allowance (if the loan is not impaired).  General allowances represent loss reserves which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets.  When the Company classifies problem loans as a loss, it charges off such assets in the period in which they are deemed uncollectible.  Assets that do not currently expose the Company to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are classified as either watch or special mention assets.  The Company's determination as the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC, which can order the establishment of additional loss allowances.  Pass rated loans are loans that are not otherwise classified or criticized.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table represents the internally assigned grades as of December 31, 2014 by type of loan (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:
Pass	$120,152	$30,785	$163,573	$45,427	$11,427	$16,587	$18,919	$406,870
Watch	11,793	3,322	3,740	852	1,038	240	606	21,591
Special Mention	-	-	-	-	24	-	-	24
Substandard	1,086	568	1,639	-	50	48	-	3,391
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$133,031	$34,675	$168,952	$46,279	$12,539	$16,875	$19,525	$431,876

The following table represents the internally assigned grades as of December 31, 2013 by type of loan (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:
Pass	$106,044	$30,940	$151,461	$43,436	$11,966	$9,812	$12,821	$366,480
Watch	9,854	3,340	3,100	761	1,454	448	365	19,322
Special Mention	46	98	2,135	-	-	-	482	2,761
Substandard	1,795	777	820	103	76	24	-	3,595
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$117,739	$35,155	$157,516	$44,300	$13,496	$10,284	$13,668	$392,158

Nonaccrual and Past Due Loans.  Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.  Loans are automatically placed on nonaccrual once the loan is three months past due or if, in management's opinion, the borrower may be unable to meet payment of obligations as they become due, as well as when required by regulatory provisions.

The following table presents the recorded investment in nonaccrual loans as of December 31, 2014 and 2013 by type of loan (in thousands):
	2014	2013
One- to four- family	$1,092	$401
Home equity	258	124
Construction and land	81	-
Manufactured homes	6	32
Other consumer	27	1
Total	$1,464	$558

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table represents the aging of the recorded investment in past due loans as of December 31, 2014 by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$1,300	$167	$720	$-	$2,187	$130,844	$133,031
Home equity	585	109	203	-	897	33,778	34,675
Commercial and multifamily	-	-	-	-	-	168,952	168,952
Construction and land	-	-	81	-	81	46,198	46,279
Manufactured homes	197	42	27	114	380	12,159	12,539
Other consumer	23	7	-	-	30	16,845	16,875
Commercial business	430	-	-	-	430	19,095	19,525
Total	$2,535	$325	$1,031	$114	$4,005	$427,871	$431,876

The following table represents the aging of the recorded investment in past due loans as of December 31, 2013 by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$1,460	$537	$401	$321	$2,719	$115,020	$117,739
Home equity	618	214	124	-	956	34,199	35,155
Commercial and multifamily	377	-	-	-	377	157,139	157,516
Construction and land	-	-	-	-	-	44,300	44,300
Manufactured homes	146	94	-	-	240	13,256	13,496
Other consumer	8	-	1	-	9	10,275	10,284
Commercial business	109	-		-	109	13,559	13,668
Total	$2,718	$845	$526	$321	$4,410	$387,748	$392,158

Nonperforming Loans.  Loans are considered nonperforming when they are placed on nonaccrual and/or when they are considered to be nonperforming TDRs and/or when they are 90 days or greater past due and still accruing interest.  Nonperforming TDRs include TDRs that do not have sufficient payment history (typically greater than six months) to be considered performing or TDRs that have become 31 or more days past due.

The following table represents the credit risk profile based on payment activity as of December 31, 2014 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Performing	$131,519	$34,289	$167,313	$46,198	$12,344	$16,846	$19,525	$428,034
Nonperforming	1,512	386	1,639	81	195	29	-	3,842
Total	$133,031	$34,675	$168,952	$46,279	$12,539	$16,875	$19,525	$431,876

The following table represents the credit risk profile based on payment activity as of December 31, 2013 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Performing	$116,967	$34,933	$156,696	$44,300	$13,390	$10,283	$13,668	$390,237
Nonperforming	772	222	820	-	106	1	-	1,921
Total	$117,739	$35,155	$157,516	$44,300	$13,496	$10,284	$13,668	$392,158

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Impaired Loans.  A loan is considered impaired when the Company has determined that it may be unable to collect payments of principal or interest when due under the terms of the loan.  In the process of identifying loans as impaired, the Company takes into consideration factors which include payment history and status, collateral value, financial condition of the borrower, and the probability of collecting scheduled payments in the future.  Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired.  The significance of payment delays and shortfalls is considered on a case by case basis, after taking into consideration the totality of circumstances surrounding the loans and the borrowers, including payment history and amounts of any payment shortfall, length and reason for delay, and likelihood of return to stable performance.  Impairment is measured on a loan by loan basis for all loans in the portfolio.  All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the allowance for loan losses.

The following table presents loans individually evaluated for impairment as of December 31, 2014 by type of loan (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four- family	$2,096	$2,340	$-	$1,314	$83
Home equity	494	555	-	370	17
Commercial and multifamily	1,492	1,542	-	1,743	74
Construction and land	100	100	-	61	1
Manufactured homes	87	94	-	93	7
Other consumer	21	21	-	19	3
Commercial business	124	124	-	230	6
Total	4,414	4,776	-	3,830	191
With an allowance recorded:
One- to four- family	2,090	2,090	258	3,082	93
Home equity	753	847	28	1,053	30
Commercial and multifamily	1,464	1,464	8	1,592	72
Construction and land	80	80	14	134	4
Manufactured homes	317	317	41	433	24
Other consumer	30	30	18	23	2
Commercial business	-	-	-	83	-
Total	4,734	4,828	367	6,400	225
Totals:
One- to four- family	4,186	4,430	258	4,396	176
Home equity	1,247	1,402	28	1,423	47
Commercial and multifamily	2,956	3,006	8	3,335	146
Construction and land	180	180	14	195	5
Manufactured homes	404	411	41	526	31
Other consumer	51	51	18	42	5
Commercial business	124	124	-	313	6
Total	$9,148	$9,604	$367	$10,230	$416

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table presents loans individually evaluated for impairment as of December 31, 2013 by type of loan (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
One- to four- family	$533	$723	$-	$1,213	$33
Home equity	245	294	-	531	8
Commercial and multifamily	1,995	1,995	-	1,837	57
Construction and land	21	21	-	333	1
Manufactured homes	98	98	-	80	7
Other consumer	17	17	-	13	2
Commercial business	336	337	-	429	17
Total	3,245	3,485	-	4,436	125
With an allowance recorded
One- to four- family	4,075	4,086	356	4,111	181
Home equity	1,352	1,362	150	1,223	62
Commercial and multifamily	1,721	1,721	1	788	105
Construction and land	188	187	28	139	11
Manufactured homes	549	549	116	567	40
Other consumer	15	15	3	35	2
Commercial business	166	166	55	190	9
Total	8,066	8,086	709	7,053	410
Totals
One- to four- family	4,608	4,809	356	5,324	214
Home equity	1,597	1,656	150	1,755	70
Commercial and multifamily	3,716	3,716	1	2,625	162
Construction and land	209	208	28	472	12
Manufactured homes	647	647	116	646	47
Other consumer	32	32	3	48	4
Commercial business	502	503	55	619	26
Total	$11,311	$11,571	$709	$11,489	$535

Forgone interest on nonaccrual loans was $78,000 and $60,000 at December 31, 2014 and 2013, respectively.  There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual, TDR or impaired at December 31, 2014 and 2013.

Troubled debt restructurings.  Loans classified as TDRs totaled $7.7 million and $6.4 million at December 31, 2014 and 2013, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

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

SOUND FINANCIAL BANCORP, INC. AND SUBIDIARY
Notes to Consolidated Financial Statements

The following table presents new TDRs by type of modification that occurred during the year ended December 31, 2014 (dollars in thousands):

	Twelve months ended December 31, 2014
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
One- to four- family	2	$-	$-	$-	$407	$407
Home equity	2	-	-	-	74	74
Commercial and multifamily	1	-	-	-	1,464	1,464
Total	5	$-	$-	$-	$1,945	$1,945

The following table presents new TDRs by type of modification that occurred during the year ended December 31, 2013 (dollars in thousands):

	Twelve months ended December 31, 2013
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
One- to four- family	3	$-	$-	$-	$869	$869
Home equity	2	-	-	-	122	122
Commercial and multifamily	2	-	-	-	582	582
Total	7	$-	$-	$-	$1,573	$1,573

There were no post-modification changes for the unpaid principal balance in loans, net of partial charge-offs, that were recorded as a result of the TDRs for the years ended December 31, 2014 and 2013.

The following table represents loans modified as TDRs for which there was a payment default within the first 12 months of modification during the twelve months ended December 31, 2014 and 2013 (in thousands):

	2014	2013
One- to four- family	$174	$-
Home equity	-	99
Total	$174	$99

For the preceding table, a loan was considered in default when a payment was 31 days past due.  None of the defaults reached 90 days past due at December 31, 2014 or 2013.  At December 31, 2014, one TDR for $55,000 was on nonaccrual but current on payments and two TDRs totaling $276,000 were 60-89 days past due.  At December 31, 2013, six TDRs totaling $698,000 were 30-59 days past due, one TDR totaling $74,000 was 60-89 days past due and no TDRs were on nonaccrual.

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
	December 31,
	2014	2013
Balance, beginning of period	$5,214	$5,492
Advances	49	583
New / (retired) loans, net	(381)	(275)
Repayments	(207)	(586)
Balance, end of period	$4,675	$5,214

At December 31, 2014 and 2013, respectively, loans totaling $15.5 million and $11.5 million represent real estate secured loans that had current loan-to-value ratios above supervisory guidelines.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 6 – Mortgage Servicing Rights

The unpaid principal balances of loans serviced for Federal National Mortgage Association (FNMA) at December 31, 2014 and 2013, totaled approximately $357.8 million and $359.2 million, respectively, and are not included in the Company's consolidated financial statements.  The Company also services loans for other financial institutions.  The unpaid principal balances of loans serviced for other financial institutions at December 31, 2014 and 2013, totaled approximately $14.2 million and $4.6 million, respectively, and was not included in the Company's financial statements.

A summary of the change in the balance of mortgage servicing assets at December 31, 2104 and 2013 is as follows (in thousands):
	Year Ended December 31,
	2014	2013
Beginning balance, at fair value	$2,984	$2,306
Servicing rights that result from transfers of financial assets	505	787
Changes in fair value:
Due to changes in model inputs or assumptions(1)	328	900
Other(2)	(789)	(1,009)
Ending balance, at fair value	$3,028	$2,984
__________________
(1) Represents changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates
(2) Represents changes due to collection or realization of expected cash flows over time.

The key economic assumptions used in determining the fair value of mortgage servicing rights were as follows:

	At December 31,
	2014	2013
Prepayment speed (PSA)	216%	208%
Weighted-average life (years)	5.9	6.3
Yield to maturity discount rate	10.0%	10.0%

The amount of contractually specified servicing, late and ancillary fees earned, recorded in mortgage servicing income on the Consolidated Statements of Income was $509,000 and $457,000, for the years ended December 31, 2014 and 2013, respectively.

Note 7 – Premises and Equipment

Premises and equipment at December 31, 2014 and 2013 are summarized as follows (in thousands):

	At December 31,
	2014	2013
Land	$653	$-
Buildings and improvements	5,390	2,583
Furniture and equipment	1,702	1,378
Less: Accumulated depreciation and amortization	(2,190)	(1,823)
Premises and equipment, net	$5,555	$2,138

Depreciation and amortization expense was $555,000 and $461,000, for the years ended December 31, 2014 and 2013, respectively.

The Company leases office space in several buildings. Generally, operating leases contain renewal options and provisions requiring the Company to pay property taxes and operating expenses over base period amounts. All rental payments are dependent only upon the lapse of time.

Minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows (in thousands):

Year ending December 31,	Amount
2015	$722
2016	674
2017	369
2018	77
2019	79
Thereafter	727
$2,648

The total rental expense for the years ended December 31, 2014 and 2013 for all facilities leased under operating leases was approximately $873,000 and $847,000, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 8 – Other Real Estate Owned and Repossessed Assets

The following table presents activity related to OREO and other repossessed assets for the periods shown (in thousands):

	Year ended December 31,
	2014	2013
Beginning balance	$1,178	$2,503
Additions to OREO and repossessed assets	608	1,858
Capitalized improvements	12	33
Pay downs/Sales	(1,447)	(2,474)
Write-downs/Losses	(28)	(742)
	$323	$1,178

Note 9- Deposits

A summary of deposit accounts with the corresponding weighted average cost of funds at December 31, 2014 and 2013 are presented below (dollars in thousands):

	As of December 31, 2014		As of December 31, 2013
	Deposit Balance	Wtd Avg Rate	Deposit Balance	Wtd Avg Rate
Noninterest-bearing demand	$41,773	0.00%	$31,877	0.00%
Interest-bearing demand	103,048	0.43	70,639	0.37
Savings	33,233	0.16	26,509	0.14
Money market	55,236	0.27	59,069	0.30
Certificates	171,939	1.03	157,528	1.13
Escrow(1)	2,580	0.00	2,717	0.00
Total	$407,809	0.60%	$348,339	0.64%
__________________________
 (1) Escrow balances shown in noninterest-bearing deposits on the consolidated balance sheets

Scheduled maturities of time deposits at December 31, 2014 are as follows (in thousands):

Year Ending
December 31,	Amount
2015	$88,125
2016	59,333
2017	16,354
2018	6,067
Thereafter	2,060
$171,939

Savings, demand, and money market accounts have no contractual maturity.  Certificates of deposit have maturities of five years or less.
The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2014 and 2013 was approximately $54.5 million and $45.9 million, respectively.  Deposits in excess of $250,000 are not federally insured.  There were $5.0 million and $4.3 million of brokered deposits at December 31, 2014 and 2013, respectively.
Deposits from related parties held by the Company were $2.2 million and $7.2 million at December 31, 2014 and 2013, respectively.

Note 10 – Borrowings

The Company utilizes a loan agreement with the FHLB of Seattle. The terms of the agreement call for a blanket pledge of a portion of the Company's mortgage, commercial and multifamily portfolio based on the outstanding balance.  At December 31, 2014 and 2013, the amount available to borrow under this credit facility was $133.3 million and $116.8 million, respectively.  At December 31, 2014, the credit facility was collateralized as follows: one- to four- family mortgage loans with a market value of $117.1 million, commercial and multifamily mortgage loans with a market value of $148.7 million and home equity loans with a market value of $28.2 million.  The Company had outstanding borrowings under this arrangement of $30.6 million and $43.2 million at December 31, 2014 and 2013, respectively.  Additionally, the Company had outstanding letters of credit from the FHLB with a notional amount of $42.5 million and $36.5 million at December 31, 2014 and December 31, 2013, respectively, to secure public deposits.  The net remaining amount available as of December 31, 2014 and December 31, 2013, was $60.3 million and $37.1 million, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Contractual principal repayments at the balance sheet date noted below of outstanding borrowings at December 31, 2014 are as follows (dollars in thousands):

Year Ending December 31,	Amount
2015	$643
2016	643
2017	292
Total	$1,578

The maximum amount outstanding from the FHLB under term advances at month end during 2014 was $47.0 million and during 2013 was $63.5 million.  The average balance outstanding during 2014 was $26.4 million and during 2013 was $33.7 million.  The weighted average interest rate on the borrowings was 0.58% in 2014 and 0.53% in 2013.

The Company participates in the Federal Reserve Bank ("FRB") Borrower-in-Custody program, which gives the Company access to the discount window.  The terms of the program call for a pledge of specific assets.  The Company had unused borrowing capacity of $21.8 million and $19.2 million and no outstanding borrowings under this program at December 31, 2014 and 2013, respectively.

The Company has access to an unsecured line of credit from the Pacific Coast Banker's Bank.  The line has a two-year term maturing on June 30, 2016 and is renewable biannually.  As of December 31, 2014, the amount available under this line of credit was $2.0 million.  There was no balance on this line of credit as of December 31, 2014 and 2013, respectively.

The Company has access to a Fed Funds line of credit from Zions Bank under a Fed Funds Sweep and Line Agreement established September 26, 2013.  The agreement allows access to a Fed Funds Line of up to $9.0 million and requires the Company to maintain cash balances with Zion Bank of $250,000.  The agreement has no maturity date.  There was no balance on this line of credit as of December 31, 2014 and 2013, respectively.

Note 11 – Fair Value Measurements

The following tables presents information about the level in the fair value hierarchy for the Company's financial assets and liabilities that are not measured at fair value as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$29,289	$29,289	$29,289	$-	$-
Available for sale securities	11,524	11,524	-	9,179	2,345
Loans held-for-sale	810	828	-	828	-
Loans, net	425,973	423,714	-	-	423,714
Accrued interest receivable	1,497	1,497	1,497	-	-
Mortgage servicing rights	3,028	3,028	-	-	3,028
FHLB Stock	2,224	2,224	-	-	2,224
FINANCIAL LIABILITIES:
Non-maturity deposits	235,870	235,870	-	235,870	-
Time deposits	171,939	172,334	-	172,334	-
Borrowings	30,578	30,534	-	30,534	-
Accrued interest payable	76	76	-	76	-

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

	December 31, 2013		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$15,334	$15,334	$15,334	$-	$-
Available for sale securities	15,421	15,421	-	13,002	2,419
Loans held-for-sale	130	130	-	130	-
Loans, net	386,749	385,685	-	-	385,685
Accrued interest receivable	1,366	1,366	1,366	-	-
Mortgage servicing rights	2,984	2,984	-	-	2,984
FHLB Stock	2,314	2,314	-	-	2,314
FINANCIAL LIABILITIES:
Non-maturity deposits	190,811	190,811	-	190,811	-
Time deposits	157,528	158,652	-	158,652	-
Borrowings	43,221	43,118	-	43,118	-
Accrued interest payable	82	82	-	82	-

The following tables present the balance of assets measured at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands):

	Fair Value at December 31, 2014
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$2,083	$-	$2,083	$-
Agency mortgage-backed securities	7,096	-	7,096	-
Non-agency mortgage-backed securities	2,345	-	-	2,345
Mortgage servicing rights	3,028	-	-	3,028

	Fair Value at December 31, 2013
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$1,931	$-	$1,931	$-
Agency mortgage-backed securities	11,071	-	11,071	-
Non-agency mortgage-backed securities	2,419	-	-	2,419
Mortgage servicing rights	2,984	-	-	2,984

For the year ended December 31, 2014 there were no transfers between Level 1 and Level 2 nor between Level 2 and Level 3.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2014:

Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	95-462% (216%)
		Discount rate	8-12% (10%)
Non-agency mortgage-backed securities	Discounted cash flow	Discount rate	7%-9% (8%)

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

The following table provides a reconciliation of assets and liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013
Beginning balance, at fair value	$2,419	$2,773
OTTI impairment losses	-	(30)
Sales and principal payments	(374)	(555)
Change in unrealized loss	300	231
Ending balance, at fair value	$2,345	$2,419

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

The following table presents the balance of assets measured at fair value on a nonrecurring basis and the total losses resulting from these fair value adjustments (in thousands):

	Fair Value at December 31, 2014
Description	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$323	$-	$-	$323
Impaired loans	9,148	-	-	9,148

	Fair Value at December 31, 2013
Description	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$1,178	$-	$-	$1,178
Impaired loans	11,311	-	-	11,311

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at December 31, 2014 or December 31, 2013.

The following table provides a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at December 31, 2014:

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

Loans Held-for-Sale - Residential mortgage loans held-for-sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At December 31, 2014 and 2013, loans held-for-sale were carried at cost as no impairment was required.

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

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company's financial instruments will change when interest rate levels change, which may be favorable or unfavorable to it. Management attempts to match maturities of assets and liabilities to the extent necessary or possible to minimize interest rate risk. However, borrowers with fixed-rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by establishing early withdrawal penalties for certificates of deposit, creating interest rate floors for certain variable rate loans, adjusting terms of new loans and deposits, by borrowing at fixed rates for fixed terms and investing in securities with terms that mitigate the Company's overall interest rate risk.

Note 12 – Earnings Per Share

Basic earnings per common share is computed by dividing net income (which has been adjusted for distributed and undistributed earnings to participating securities) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Unvested share-based awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B.  Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company's earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company's stock for the period.

Earnings per share are summarized in the following table (all figures in thousands except earnings per share):

	Years Ended December 31,
	2014	2013
Net income	$4,240	$3,940
Less net income attributable to participating securities(1)	152	23
Net income available to common shareholders	$4,088	$3,917
Weighted average number of shares outstanding, basic	2,513	2,571
Effect of potentially dilutive common shares(2)	89	55
Weighted average number of shares outstanding, diluted	2,602	2,626
Earnings per share, basic	$1.69	$1.52
Earnings per share, diluted	$1.63	$1.49
___________________
(1) Represents dividends paid and undistributed earnings allocated to non-vested restricted stock awards.
(2) Represents the effect of the assumed exercise of warrants, assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

There were no anti-dilutive securities at December 31, 2014 or 2013.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 13 – Employee Benefits

The Company has a 401(k) pension plan that allows employees to defer a portion of their salary into the 401(k) plan.  The Company matches a portion of employees' salary deferrals.  Pension costs are accrued and funded on a current basis.  The Company contributed $112,000 and $137,000 to the plan for the years ended December 31, 2014 and 2013, respectively.

The Company also offers a deferred compensation plan for designated senior managers, which provides benefits payable at age 65.  Under certain circumstances, benefits are payable to designated beneficiaries.  Contributions to the plan are discretionary, and monies set aside to fund the plan are currently held in certificate of deposit accounts at the Company and at December 31, 2014 and 2013 approximated $101,000 and $108,000, respectively.  The Company made no contributions to the plan for the years ended December 31, 2014 and 2013.

Supplemental Executive Retirement Plans.

Effective August 14, 2007, the Board of Directors adopted a supplemental executive retirement plan ("SERP 1") for the benefit of Ms. Stewart, which is intended to be an unfunded, non-contributory defined benefit plan maintained primarily to provide her with supplemental retirement income of $121,307 per year from age 66, for the rest of her life.  Effective December 31, 2011, SERP 1 was amended to freeze benefit accruals under that agreement, entitling Ms. Stewart to $53,320 per year from age 66, for the rest of her life.  These payments are subject to a non-compete clause for the first 24 months after retirement.  If Ms. Stewart voluntarily terminates her employment with Sound Community Bank before age 66, she receives no benefit under SERP 1.  Additionally, no payments will be made under SERP 1 in the event of Ms. Stewart's death and any payments that have commenced will cease upon death.  In the event Ms. Stewart becomes disabled or is involuntarily terminated prior to age 66, she would be entitled to receive a lump sum payment equal to the accrued liability under SERP 1.  The accrued liability balance under SERP 1 totaled $453,000 at December 31, 2014.  If Ms. Stewart is involuntarily terminated after age 66 or at any time in connection with a change in control (as defined in SERP 1), she will be entitled to receive the annual benefit described in the second sentence of this paragraph commencing upon such termination (subject to any applicable cutback for payments after a change in control as required by Section 280G of the Internal Revenue Code).  If Ms. Stewart is terminated for cause at any time during her employment with Sound Community Bank, she forfeits any and all rights and benefits she may have under the terms of SERP 1 and shall have no right to be paid any of the amounts which would otherwise be due or paid under SERP 1.

Simultaneously with the amendment to SERP 1, the Company adopted a second SERP ("SERP 2") for the benefit of Ms. Stewart, which is intended to be an unfunded, non-contributory defined benefit plan maintained primarily to provide her with additional supplemental retirement income.  At that time, the Company also entered into a Confidentiality, Non-Competition, and Non-Solicitation Agreement, which is discussed below.  Under the terms of SERP 2, upon Ms. Stewart's termination of employment with Sound Community Bank for any reason other than death after age 65, she will be entitled to receive additional retirement benefits of $78,030 per year commencing at age 70, for the rest of her life.  If Ms. Stewart's employment terminates for any reason other than on account of death prior to attaining age 65, or becomes disabled (as defined by SERP 2) during her employment, she will be entitled to the amount accrued for her benefit under the terms of SERP 2 at the time of her separation from service, or disability, determined using a discount rate provided for under SERP 2 (initially 5 percent), or approximately $305,000 at December 31, 2014.  In the event of Ms. Stewart's death, her beneficiary will be entitled to a single lump sum payment within 90 days thereafter in an amount equal to the account value as of the death benefit valuation date, or approximately $758,000 at December 31, 2014.  The benefit payable in connection with Ms. Stewart's early retirement or disability will commence as of the second month following the date of her separation from service or disability and will be payable for 180 months.  If a change in control occurs (as defined in SERP 2), Ms. Stewart will receive her full retirement benefit under SERP 2, except that the benefit will commence upon her attaining age 65.  At December 31, 2014 and 2013, the total accrued liability for the SERPs was $917,000 and $734,000, respectively, and is included in other liabilities on the consolidated balance sheets.  The expense for the SERP was $213,000 and $190,000 for the years ended December 31, 2014 and 2013, respectively

Stock Options and Restricted Stock

The Company currently has two existing Equity Incentive Plans, a 2008 Equity Inventive Plan (the"2008 Plan") and a 2013 Equity Incentive Plan (the "2013 Plan"), and together with the 2008 Plan, (the "Plans"), both of which were approved by shareholders.  The Plans permit the grant of restricted stock, restricted stock units, stock options, and stock appreciation rights.  Under the 2008 Plan, 126,287 shares of common stock were approved for awards for stock options and stock appreciation rights and 50,514 shares of common stock were approved for awards for restricted stock and restricted stock units.  Under the 2013 Plan, 141,750 shares of common stock were approved for awards for stock options and stock appreciation rights and 56,700 shares of common stock were approved for awards for restricted stock and restricted stock units.

As of December 31, 2014, on an adjusted basis, awards for stock options totaling 173,628 shares and awards for restricted stock totaling 51,201 shares of Company common stock have been granted, net of any forfeitures, to participants in the Plan.  During the years ended December 31, 2014 and 2013, share-based compensation expense totaled $333,000 and $168,000, respectively.

Stock Option Awards

All of the stock option awards granted under the Plans to date provide for the recipient's award to vest in 20 percent annual increments commencing one year from the grant date.  All of the options granted are exercisable for a period of 10 years from the date of grant, subject to vesting.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following is a summary of the Company's stock option plan awards during the period ended December 31, 2014:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at the beginning of the year	107,456	$8.92	5.84	$180,903
Granted	105,431	16.80
Exercised	(35,290)	9.21
Forfeited	(25,579)	13.38
Expired	-
Outstanding at December 31, 2014	152,018	$13.20	7.21	$858,902
Exercisable	56,314	$13.20	4.55	$318,174
Expected to vest, assuming a 0% forfeiture rate over the vesting term	152,018	$13.20	7.21	$858,902

As of December 31, 2014, there was $692,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  The cost is expected to be recognized over the remaining weighted-average vesting period of 1.9 years.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model.  The fair value of options granted in 2014 was determined using the following weighted-average assumptions as of the grant date.

Annual dividend yield	1.20%
Expected volatility	46.84%
Risk-free interest rate	2.33%
Expected term	7.5 years
Weighted-average grant date fair value per option granted	$16.80

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

The following is a summary of the Company's non-vested restricted stock awards for the year ended December 31, 2014:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-vested at January 1, 2014	14,525	$8.44
Granted	45,565	16.80
Vested	(17,867)	12.70
Forfeited	(8,980)	15.89
Expired	-
Non-vested at December 31, 2014	33,243	$15.60	$3.25
Expected to vest assuming a 0% forfeiture rate over the vesting term	33,243	$15.60	$3.25

As of December 31, 2014, there was $657,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plan.  The cost is expected to be recognized over the weighted-average vesting period of 1.9 years.  The total fair value of shares vested for the years ended December 30, 2014 and 2013 was $227,000 and $70,000, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company.  In August 2012, in conjunction with the Company's conversion to a full stock company from the mutual holding company structure, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company.  Both loans are being repaid principally by the Bank through contributions to the ESOP over a period of ten years.  The interest rate on the loans is fixed at 4.0% and 2.25%, per annum, respectively.  As of December 31, 2014, the remaining balances of the ESOP loans were $398,000 and $808,000, respectively.

Neither the loan balances nor the related interest expense are reflected on the condensed consolidated financial statements.

At December 31, 2014, the ESOP was committed to release 21,443 shares of the Company's common stock to participants and held 109,686 unallocated shares remaining to be released in future years.  The fair value of the 245,641 restricted shares held by the ESOP trust was $4.6 million at December 31, 2014.  ESOP compensation expense included in salaries and benefits was $388,000 and $305,000 for the years ended December 31, 2014 and 2013, respectively.

Note 14 – Acquisition of Columbia State Bank Branches

On August 25, 2014, the Bank completed its acquisition of three branches of Columbia State Bank ("Columbia"), located at 602 E. Front St., Port Angeles, WA 98362, 645 W. Washington St., Sequim, WA 98382, and 9500 Oak Bay Rd., Port Ludlow, WA 98365.  These branch acquisitions were completed under a Purchase and Assumption Agreement between the Company and Columbia.  In this transaction, the Company purchased loans, certain personal property and records at the former Columbia branches and the buildings and real estate at each location.  These assets were acquired in exchange for the Bank's assumption of the deposits at the three branches, as well as the payment of a deposit premium of 2.35%.

Following completion of the transaction, the Bank closed its Sequim branch location and consolidated it into the acquired Columbia Sequim branch location and closed the acquired Columbia branch office located in Port Angeles and consolidated those operations into the Bank's existing Port Angeles branch.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations.  The assets acquired and liabilities assumed were recorded at fair value.  Goodwill of approximately $7,000 resulted from the acquisition and is included in other assets in the consolidated balance sheet.  The amount of goodwill is equal to the amount by which the fair value of liabilities assumed exceeded the fair value of assets purchased.

The estimated fair value of the assets purchased and liabilities assumed are presented in the following table (in thousands):

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table represents unaudited pro forma results of operations for the year ended December 31, 2014 and 2013, as if the acquisition of the Columbia Bank branches had occurred at the beginning of the earliest period presented. The pro forma results have been prepared for comparative purposes only by estimating net interest income, non-interest income and non-interest expense for the twelve month periods as if the acquisition had occurred at the earliest period presented and are not necessarily indicative of the results that would have been obtained had the acquisitions actually occurred at the beginning of the earliest period presented. Management of the Bank anticipates that cost savings and operational synergies not currently reflected will be realized when the operations of Columbia Bank's branches are fully integrated in 2014. Acquisition related expenses of approximately $301,000 were expensed in the current period.

	Year Ended December 31,
	2014	2013
Net Interest Income	$19,189	$17,713
Provision for Loan Losses	800	1,350
Non-interest income	4,424	4,990
Non-interest expense	16,176	15,498
Income before income taxes	6,637	5,855
Provision for income taxes	2,358	1,849
Net income	$4,279	$4,006

The pro forma amounts in the above table have been adjusted to reflect the branch acquisitions for the periods indicated. Net interest income was determined based on an estimate of interest income on agency mortgage backed securities less interest expense based on the cost of funds on the deposits acquired.

There was no change to the provision for loan losses as a result of the branch acquisitions. Non-interest income included additional estimated income related to service charges on deposit accounts. Non-interest expense included additional estimated costs related to compensation, operations, occupancy and data processing.

The revenue and earnings since the acquisition date (August 22, 2014) included in the consolidated financial statements as of and for the period ended December 31, 2014, are not considered significant.

Note 15 – Income Taxes

The provision for income taxes at December 31, 2014 and 2013 was as follows (in thousands):

	At December 31,
	2014	2013
Current	$2,475	$1,425
Deferred	(137)	390
Total tax expense	$2,338	$1,815

A reconciliation of the provision for income taxes for the years ended December 31, 2014 and 2013 with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows (dollars in thousands):

	Years Ended December 31,
	2014	2013
Provision at statutory rate	$2,237	$1,957
Tax-exempt income	(154)	(136)
Other	183	(6)
	2,338	1,815
Federal Tax Rate	34.0%	34.0%
Tax exempt rate	(2.3)	(2.4)
Other	3.8	(0.1)
Effective tax rate	35.5%	31.5%

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table reflects the temporary differences that gave rise to the components of the Company's deferred tax assets at December 31, 2014 and 2013 (in thousands):

	At December 31,
	2014	2013
Deferred tax assets
Deferred compensation and supplemental retirement	$397	$321
Other, net	166	172
Unrealized loss on securities	-	139
Nonaccrual interest	8	-
Equity based compensation	57	43
Allowance for loan losses	385	281
Total deferred tax assets	1,013	956
Deferred tax liabilities
Prepaid expenses	(66)	(77)
FHLB stock dividends	(142)	(142)
Unrealized gain on securities	(94)	-
Depreciation	(83)	(15)
Intangible assets	(2)	(1)
Deferred loan costs	(460)	(460)
Total deferred tax liabilities	(847)	(695)
Net deferred tax asset	$166	$261

As of December 31, 2014 and 2013, the Company had no unrecognized tax benefits.  The Company recognizes interest accrued and penalties related to unrecognized tax benefits in "Provision for income taxes" in the Consolidated Statements of Income.  During the years ended December 31, 2014 and 2013, the Company recognized no interest and penalties.

The Company or its subsidiary files an income tax return in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2011.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 16 – Minimum Regulatory Capital Requirements

The Bank is subject to minimum capital requirements imposed by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial statements.  Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by the regulators about risk components, asset risk weighting and other factors.

Consistent with management's goals to operate a sound and profitable organization, the Company's policy is for the Bank to maintain a "well-capitalized" status under the regulatory capital categories of the federal banking agencies.  Management monitors the capital levels of the Bank to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and Tier 1 capital to average assets (as defined in the regulations).

The Bank's actual capital amounts (in thousands) and ratios as of December 31, 2014 and 2013 are presented in the following table :

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2014
Tier 1 Capital to total adjusted assets(1)	$48,343	10.19%	$18,973	>	4.0%	$23,716	>	5.0%
Tier 1 Capital to risk-weighted assets(2)	$48,343	12.44%	$15,540	>	4.0%	$23,310	>	6.0%
Total Capital to risk-weighted assets(2)	$52,730	13.57%	$31,080	>	8.0%	$38,850	>	10.0%
As of December 31, 2013
Tier 1 Capital to total adjusted assets(3)	$43,582	10.00%	$17,427	>	4.0%	$21,784	>	5.0%
Tier 1 Capital to risk-weighted assets(4)	$43,582	13.02%	$13,392	>	4.0%	$20,088	>	6.0%
Total Capital to risk-weighted assets(4)	$47,750	14.26%	$26,783	>	8.0%	$33,479	>	10.0%
__________________
(1)  Based on total adjusted assets of $474,313 at December 31, 2014.
(2)  Based on risk-weighted assets of $388,498 at December 31, 2014.
(3)  Based on total adjusted assets of $435,686 at December 31, 2013.
(4)  Based on risk-weighted assets of $334,793 at December 31, 2013.

The Company is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999, subject to the supervision of, and regulation by, the Federal Reserve.  The Bank is a Washington state chartered commercial bank with deposits insured by the FDIC, and is subject to the supervision and regulation of the Washington Department of Financial Institutions and the FDIC. Based on its capital levels at December 31, 2014, the most recent notification from the FDIC categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. The Company is not subject to the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's regulatory capital category.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 17 – Concentrations of Credit Risk

Most of the Company's business activity is with customers located in the state of Washington. A substantial portion of the loan portfolio is represented by real estate loans throughout western Washington. The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic conditions in the area. Loans to one borrower are generally limited by federal banking regulations to 15% of the Company's unimpaired capital and surplus.

Note 18 – Commitments and Contingencies

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

The Company's exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, is represented by the contractual notional amount of those instruments.  The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained, if it is deemed necessary by the Company, is based on management's credit evaluation of the customer.

Financial instruments whose contract amount represents credit risk were as follow (in thousands):

	At December 31,
	2014	2013
Commitments to make loans	$5,615	$1,915
Undisbursed portion of loans closed	37,337	25,978
Unused lines of credit	30,615	29,978
Irrevocable letters of credit	65	513
Total loan commitments	$73,632	$58,384

At December 31, 2014, fixed rate loan commitments totaled $5.6 million and had a weighted average interest rate of 3.8%.  At December 31, 2013, fixed rate loan commitments totaled $1.9 million and had a weighted average interest rate of 4.1%.

Commitments for credit may expire without being drawn upon.  Therefore, the total commitment amount does not necessarily represent future cash requirements of the Company.  These commitments are not reflected in the financial statements.

At December 31, 2014, the Company had letters of credit issued by the FHLB of Seattle with a notional amount of $42.5 million in order to secure Washington State Public Funds.

In the ordinary course of business, the Company sells loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan.  The defects are categorized as documentation errors, underwriting errors, early payment defaults, and fraud.  When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred.  If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained.  If there are not defects, the Company has no commitment to repurchase the loan.  As of December 31, 2014 and 2013, the maximum amount of these guarantees totaled $357.8 million and $359.2 million, respectively.  These amounts represent the unpaid principal balances of the Company's loans serviced for others' portfolios.  There were three loans totaling $453,000 repurchased during the year ended December 31, 2014.  There were two loans totaling $431,000 repurchased during the year ended December 31, 2013.

The Company pays certain medical, dental, prescription, and vision claims for its employees, on a self-insured basis.  The Company has purchased stop-loss insurance to cover claims that exceed stated limits and has recorded estimated reserves for the ultimate costs for both reported claims and claims incurred but not reported, which are not considered significant at December 31, 2014 and 2013.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 19 – Parent Company Financial Information

The Balance Sheets, Statements of Income, and Statements of Cash Flows for Sound Financial Bancorp (Parent Only) are presented below (dollars in thousands):

Balance sheets	December 31,
	2014	2013
Assets
Cash and cash equivalents	$413	$1,502
Investment in Sound Community Bank	49,443	44,243
Other assets	788	1,072
Total assets	$50,644	$46,817
Liabilities and Stockholders' Equity
Other liabilities	-	313
Total liabilities	-	313
Stockholders' equity	50,644	46,504
Total liabilities and stockholders' equity	$50,644	$46,817

Statements of Income	Year Ended December 31,
	2014	2013
Interest income	$-	$52
Other expenses	(169)	(197)
Loss before income tax benefit and equity in undistributed net income of subsidiary	(169)	(145)
Income tax benefit	46	51
Equity in undistributed earnings of subsidiary	4,363	4,034
Net income	$4,240	$3,940

Statements of Cash Flows	Year Ended December 31,
Cash flows from operating activities:	2013	2013
Net income	$4,240	$3,940
Adjustments to reconcile net income to net cash provided by operating activities
Other, net	(81)	(207)
Change in undistributed equity of subsidiary	(4,363)	(4,034)
Net cash used by operating activities	(204)	(301)
Cash flows from investing activities:
Net change in ESOP loan receivable	403	302
Net cash provided by investing activities	403	302
Cash flows from financing activities:
Dividends paid	(504)	(388)
Capital contribution	-	(1,000)
Excess tax benefit of stock compensation	39	-
Common stock exercised	81	-
Common stock repurchased	(904)	(1,202)
Net cash used by financing activities	(1,288)	(2,590)
Net decrease in cash	(1,089)	(2,589)
Cash and cash equivalents at beginning of year	1,502	4,091
Cash and cash equivalents at end of year	$413	$1,502

PART III
Item 9.                            Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2014, was carried out under the supervision and with the participation of the our Chief Executive Officer, Chief Financial Officer and several other members of our senior management team within the 90-day period preceding the filing of this annual report.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

(b)	Internal Control Over Financial Reporting

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Sound Financial Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company's internal control over financial reporting is a process designed to provide reasonable assurance to the Company's management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992.  Based on our assessment, we concluded that, as of December 31, 2014, the Company's internal control over financial reporting was effective based on those criteria.

(c)	Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

Item 10.                          Directors, Executive Officers and Corporate Governance
Directors
Information concerning the Company's directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2015, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
Executive Officers
Information concerning the executive officers of the Company and the Bank is contained under the heading "Executive Officers" under Part I, Item 1 of this Form 10-K and is incorporated herein by reference.
Section 16(a) Beneficial Ownership and Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of Sound Financial Bancorp's common stock to report to the SEC their initial ownership of Sound Financial Bancorp's common stock and any subsequent changes in that ownership.  Specific due dates for these reports have been established by the SEC, and Sound Financial Bancorp is required to disclose in its proxy statement any late filings or failures to file.  To our knowledge, based solely on a review of the copies of reports furnished to us and written representations relative to the filing of certain forms, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were met for transactions in our common stock during 2014.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and person performing similar functions, and to all of our other employees and our directors.  You may obtain a copy of the code of ethics free of charge by writing to the Corporate Secretary of Sound Financial Bancorp, 2005 5th Avenue, Suite 200, Seattle, Washington, 98121 or by calling (206) 448-0884.  In addition, the code of ethics is available on our website at www.soundcb.com under "Investor Relations – Governance."

Corporate Governance

Nominating Procedures.  There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors since last disclosed to shareholders.

Audit Committee and Audit Committee Financial Expert. Sound Financial Bancorp has an Audit Committee that is appointed by the Board of Directors to provide assistance to the Board in fulfilling its oversight responsibility relating to the integrity of our consolidated financial statements and the financial reporting processes, the systems of internal accounting and financial controls, compliance with legal and regulatory requirements, the annual independent audit of our consolidated financial statements, the independent auditors' qualifications and independence, the performance of our internal audit function and independent auditors and any other areas of potential financial risk to Sound Financial Bancorp specified by its Board of Directors.  The Audit Committee also is responsible for the appointment, retention and oversight of our independent auditors, including pre-approval of all audit and non-audit services to be performed by the independent auditors.  During 2014, the Audit Committee was comprised of Directors Riojas (chair), Haddad and Jones, each of whom is "independent" as that term is defined for audit committee members in the Nasdaq Rules.  The Board of Directors has determined that Director Jones is an "audit committee financial expert" as defined in Item 407(e) of Regulation S-K of the Securities and Exchange Commission and that all of the Audit Committee members meet the financial literacy requirements under the Nasdaq listing standards.  Additional information concerning the Audit Committee is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2015 (except for information contained under the heading "Report of the Audit Committee"), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 11.                          Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2015 (except for information contained under the heading "Report of the Audit Committee"), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2015, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of Sound Financial Bancorp, Inc.

Equity Compensation Plan Information.  The following table sets forth information as of December 31, 2014 with respect to compensation plans under which shares of common stock were issued.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan

Equity Incentive Plan approved by security holders	162,567	$13.33	150,422	(1)

Equity Incentive Plan not approved by security holders	---	---	---

(1)	Consists of stock options and stock appreciation rights covering up to 94,409 shares of common stock and restricted stock and restricted stock units covering up to 56,013 shares of common stock.

Item 13.                          Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2015, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
Item 14.  Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2015 (except for information contained under the heading "Report of the Audit Committee") a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV
Item 15.                          Exhibits and Financial Statement Schedules
(a)(1) List of Financial Statements
The following are contained in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2014 and 2013
Consolidated Statements of Income for the Years Ended December 31, 2014 and 2013
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014 and 2013
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013
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
Sound Financial Bancorp, Inc.

Date: March 31, 2015	By:	/s/ Laura Lee Stewart
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

/s/ Laura Lee Stewart	/s/ Tyler K. Myers
Laura Lee Stewart, President and Director	Tyler K. Myers, Chairman of the Board
(Principal Executive Officer)	Date: March 31, 2015
Date: March 31, 2015

/s/ David S. Haddad, Jr.	/s/ Robert F. Carney
David S. Haddad, Jr., Director	Robert F. Carney, Director
Date: March 31, 2015	Date: March 31, 2015

/s/ Debra Jones	/s/ Rogelio Riojas
Debra Jones, Director	Rogelio Riojas, Director
Date: March 31, 2015	Date: March 31, 2015

/s/ James E. Sweeney	/s/ Matthew P. Deines
James E. Sweeney, Director	Matthew P. Deines, Executive Vice President
Date: March 31, 2015	and Chief Financial Officer
Date: March 31, 2015

EXHIBIT INDEX
Exhibits:
2.0	Plan of Conversion and Reorganization (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 30, 2012 (File No. 000-52889))
3.1	Articles of Incorporation of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on March 27, 2012 (File No. 333-180385))
3.2	Bylaws of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on February 3, 2015 (File No. 001-35633))
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