Form 10-Q
period 2015-05-14
Sound Financial Bancorp, Inc.
filed 2015-05-14
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

As of May 14, 2015, there were 2,525,951 shares of the registrant's common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share amounts)

	March 31 , 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$35,223	$29,289
Available-for-sale securities, at fair value	8,717	11,524
Loans held for sale	1,426	810
Loans	423,100	430,360
Allowance for loan losses	(4,436)	(4,387)
Total loans, net	418,664	425,973
Accrued interest receivable	1,448	1,497
Bank-owned life insurance ("BOLI"), net	11,492	11,408
Other real estate owned ("OREO") and repossessed assets, net	499	323
Mortgage servicing rights, at fair value	2,890	3,028
Federal Home Loan Bank ("FHLB") stock, at cost	2,200	2,224
Premises and equipment, net	5,604	5,555
Other assets	3,545	3,556
Total assets	$491,708	$495,187
LIABILITIES
Deposits
Interest-bearing	368,431	363,456
Noninterest-bearing demand	47,789	44,353
Total deposits	416,220	407,809
Borrowings	18,417	30,578
Accrued interest payable	85	76
Other liabilities	4,271	5,606
Advance payments from borrowers for taxes and insurance	940	474
Total liabilities	439,933	444,543
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,525,951 and 2,524,645 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	25	25
Additional paid-in capital	23,618	23,552
Unearned shares - Employee Stock Ownership Plan ("ESOP")	(1,140)	(1,140)
Retained earnings	29,107	28,024
Accumulated other comprehensive income, net of tax	165	183
Total stockholders' equity	51,775	50,644
Total liabilities and stockholders' equity	$491,708	$495,187

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except shares and per share amounts)

	Three Months Ended March 31,
	2015	2014
INTEREST INCOME
Loans, including fees	$5,322	$5,168
Interest and dividends on investments, cash and cash equivalents	55	34
Total interest income	5,377	5,202
INTEREST EXPENSE
Deposits	661	561
Borrowings	28	49
Total interest expense	689	610
Net interest income	4,688	4,592
PROVISION FOR LOAN LOSSES	100	200
Net interest income after provision for loan losses	4,588	4,392
NONINTEREST INCOME
Service charges and fee income	645	536
Earnings on cash surrender value of bank-owned life insurance	84	80
Mortgage servicing income	255	(47)
Fair value adjustment on mortgage servicing rights	(178)	140
Loss on sale of securities	(31)	-
Net gain on sale of loans	396	76
Total noninterest income	1,171	785
NONINTEREST EXPENSE
Salaries and benefits	2,255	2,067
Operations	903	892
Regulatory assessments	66	60
Occupancy	325	286
Data processing	403	344
Net loss on OREO and repossessed assets	72	83
Total noninterest expense	4,024	3,732
Income before provision for income taxes	1,735	1,445
Provision for income taxes	527	458
Net income	$1,208	$987

Earnings per common share:
Basic	$0.48	$0.39
Diluted	$0.46	$0.38
Weighted average number of common shares outstanding:
Basic	2,524,873	2,506,678
Diluted	2,602,161	2,604,036

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$1,208	$987
Available for sale securities:
Unrealized gains arising during the period, net of taxes of $25 and $67, respectively	49	131
Reclassification adjustment for net losses realized in earnings, net of tax benefit of $35 and $0, respectively	(67)	-
Other comprehensive income, net of tax	(18)	131
Comprehensive income	$1,190	$1,118

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2015 and 2014 (unaudited)
(In thousands, except number of shares)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Gain (Loss), net of tax	Total Stockholders' Equity
Balances at December 31, 2013	2,510,810	$25	$23,829	$(1,369)	$24,288	$(269)	$46,504
Net income					987		987
Other comprehensive income, net of tax						131	131
Share-based compensation			198				198
Cash dividends on common stock ($0.05 per share)					(126)		(126)
Restricted stock awards	45,565	-					-
Common stock repurchased	(53,340)	-	(904)				(904)
Balances at March 31, 2014	2,503,035	$25	$23,123	$(1,369)	$25,149	$(138)	$46,790

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Gain (Loss), net of tax	Total Stockholders' Equity
Balances at December 31, 2014	2,524,645	$25	$23,552	$(1,140)	$28,024	$183	$50,644
Net income					1,208		1,208
Other comprehensive income, net of tax						(18)	(18)
Share-based compensation			103				103
Cash dividends on common stock ($0.05 per share)					(125)		(125)
Restricted stock awards issued	10,208						-
Common stock forfeited and retired	(7,535)						-
Common stock repurchased	(2,500)		(48)				(48)
Exercise of stock options	1,133		11				11
Balances at March 31, 2015	2,525,951	$25	$23,618	$(1,140)	$29,107	$165	$51,775

See notes to condensed consolidated financial statements

 SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)
	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,208	$987
Adjustments to reconcile net income to net cash from operating activities:
Accretion of net premium on investments	42	130
Loss on sale of securities	31	-
Provision for loan losses	100	200
Depreciation and amortization	145	123
Compensation expense related to stock options and restricted stock	103	198
Fair value adjustment on mortgage servicing rights	178	(140)
Additions to mortgage servicing rights	(217)	(56)
Amortization of mortgage servicing rights	177	232
Increase in cash surrender value of BOLI	(84)	(80)
Gain on sale of loans	(396)	(76)
Proceeds from sale of loans	21,511	5,861
Originations of loans held for sale	(21,731)	(7,091)
Loss on sale and write-downs of OREO and repossessed assets	38	24
Change in operating assets and liabilities:
Accrued interest receivable	49	(12)
Other assets	20	(64)
Accrued interest payable	9	(3)
Other liabilities	(1,335)	2,478
Net cash (used by) from operating activities	(152)	2,711
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available for sale securities	2,707	759
FHLB stock redeemed	24	22
Net decrease (increase) in loans	6,764	(4,274)
Improvements to OREO and other repossessed assets	-	(12)
Proceeds from sale of OREO and other repossessed assets	231	942
Purchases of premises and equipment, net	(194)	(51)
Net cash from (used by) investing activities	9,532	(2,614)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	8,411	15,008
Proceeds from borrowings	21,000	40,500
Repayment of borrowings	(33,161)	(55,661)
Dividends paid on common stock	(125)	(126)
Net change in advances from borrowers for taxes and insurance	466	366
Proceeds from stock option exercises	11	-
Repurchase of common stock	(48)	(904)
Net cash used by financing activities	(3,446)	(817)
Net increase (decrease) in cash and cash equivalents	5,934	(720)
Cash and cash equivalents, beginning of period	29,289	15,334
Cash and cash equivalents, end of period	$35,223	$14,614
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$625	$375
Interest paid on deposits and borrowings	$680	$613
Noncash net transfer from loans to OREO and repossessed assets	$445	$129

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

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC").  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.  These unaudited financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 31, 2015 ("2014 Form 10-K").  The results for the interim periods are not necessarily indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2014, included in the 2014 Form 10-K.  Certain amounts in the prior quarters' consolidated financial statements have been reclassified to conform to the current presentation.  These classifications do not have an impact on previously reported consolidated net income, retained earnings, stockholders' equity or earnings per share.

Note 2 – Accounting Pronouncements Recently Issued or Adopted

In January 2014, the Financial Accounting Standards Board "(FASB") issued Accounting Standards Update ("ASU") No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-04 permits an entity to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). The ASU was effective for annual and interim reporting periods beginning on or after December 15, 2014 and is applied prospectively. The adoption of ASU No. 2014-01 did not have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon foreclosure. ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the ASU requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The ASU was effective for annual and interim reporting periods beginning on or after December 15, 2014 and can be applied with a modified retrospective transition method or prospectively. The adoption of ASU No. 2014-04 did not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the ASU requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU is effective for public entities for interim and annual periods beginning after December 15, 2016; early adoption is not permitted. For financial reporting purposes, the ASU allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the ASU is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of ASU No. 2014-09 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires additional disclosures about repurchase agreements and other similar transactions. The ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The ASU also requires new and expanded disclosures. This ASU was effective for the first interim or annual period beginning after December 15, 2014. The adoption of ASU No. 2014-11 did not have a material impact on the Company's consolidated financial statements.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU can be applied prospectively or retrospectively and are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. The adoption of ASU No. 2014-12 is not expected to have a material impact on the Company's consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.  The amendments in this ASU affect creditors that hold government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA.      The ASU provides specific guidance on how to classify or measure foreclosed mortgage loans that are government guaranteed.  The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) the loan has a government guarantee that is not separable from the loan before foreclosure, 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and creditor has the ability to recover under the claim and, 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  ASU No. 2014-14 was effective for fiscal years and interim periods beginning after December 15, 2014.  The adoption of ASU 2014-14 did not have a material impact on the Company's consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-1, Income Statement —Extraordinary and Unusual Items (Subtopic 225-20). The objective of this ASU is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. The adoption of ASU 2015-1 is not expected to have a material impact on the Company's consolidated financial statements.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3 – Investments

The amortized cost and fair value of our available-for-sale ("AFS") securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2015
Municipal bonds	$1,912	$175	$-	$2,087
Agency mortgage-backed securities	6,024	136	(26)	6,134
Non-agency mortgage-backed securities	531	-	(35)	496
Total	$8,467	$311	$(61)	$8,717
December 31, 2014
Municipal bonds	$1,911	$172	$-	$2,083
Agency mortgage-backed securities	7,024	110	(38)	7,096
Non-agency mortgage-backed securities	2,312	83	(50)	2,345
Total	$11,247	$365	$(88)	$11,524

The amortized cost and fair value of AFS securities at March 31, 2105, by contractual maturity, are shown below (in thousands).  Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At March 31, 2015
	Amortized Cost	Fair Value
Due in five to ten years	$1,911	$2,087
Due after ten years	6,556	6,630
Total	$8,467	$8,717

No securities were pledged to secure Washington State Public Funds as of March 31, 2015 or December 31, 2014.

For the three months ended March 31, 2015, we sold $1.7 million of non-agency mortgage-backed securities generating gross losses of $31,000 and no gross gains.  There were no sales of AFS securities during the three months ended March 31, 2014.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables summarize at the dates indicated the aggregate fair value and gross unrealized loss by length of time of those investments that have been continuously in an unrealized loss position (in thousands):

	March 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$-	$-	$1,585	$(26)	$1,585	$(26)
Non-agency mortgage-backed securities	-		496	(35)	496	(35)
Total	$-	$-	$2,081	$(61)	$2,081	$(61)

	December 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$627	$(6)	$2,216	$(32)	$2,843	$(38)
Non-agency mortgage-backed securities	-	-	507	(50)	507	(50)
Total	$627	$(6)	$2,723	$(82)	$3,350	$(88)

All of the securities with cumulative credit losses were sold during the three months ended March 31, 2015.  The following table presents the cumulative roll forward of credit losses recognized in earnings during the three months ended March 31, 2015 and 2014 relating to the Company's non- agency mortgage backed securities (in thousands):

	Three Months Ended March 31,
	2015	2014
Estimated credit losses, beginning balance	$450	$450
Additions for credit losses not previously recognized	-	-
Reduction for increases in cash flows	-	-
Reduction of related OTTI due to sales	(450)	-
Reduction for realized losses	-	-
Estimated credit losses, ending balance	$-	$450

At March 31, 2015, our securities portfolio consisted of 14 agency mortgage-backed securities, one non-agency mortgage-backed security and five municipal securities with a fair value of $8.7 million.  At December 31, 2014, our securities portfolio consisted of 15 agency mortgage-backed securities, five non-agency mortgage-backed securities and five municipal bonds with a fair value of $11.5 million.  At March 31, 2015 one of the 14 agency mortgage-backed securities was in an unrealized loss position compared to three of the 15 agency mortgage-backed securities at December 31, 2014.  All of the agency mortgage-backed securities in an unrealized loss position at March 31, 2015 and December 31, 2014 were issued or guaranteed by U.S. governmental agencies.  The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral.  It is expected that these securities will not be settled at a price less than the amortized cost of each investment.  Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because we do not intend to sell the securities in this class and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered an other-than-temporary impairment ("OTTI").

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2015 and December 31, 2014, the same non-agency mortgage-backed security was the only non-agency mortgage-backed security in an unrealized loss position.  The unrealized loss was caused by changes in interest rates and market illiquidity causing a decline in the fair value subsequent to the purchase.  The contractual terms of this investment does not permit the issuer to settle the security at a price less than par.  While management does not intend to sell this non-agency mortgage-backed security, and it is unlikely that the Company will be required to sell this security before recovery of its amortized cost basis, management's impairment evaluation indicates that certain securities possess qualitative and quantitative factors that suggest an OTTI.  These factors include, but are not limited to: the length of time and extent of the fair value declines, ratings agency down grades, the potential for an increased level of actual defaults, and the extension in duration of the securities.  In addition to the qualitative factors, management's evaluation includes an assessment of quantitative evidence that involves the use of cash flow modeling and present value calculations as determined by considering the applicable OTTI accounting guidance.  The Company compares the present value of the current estimated cash flows to the present value of the previously estimated cash flows.  Accordingly, if the present value of the current estimated cash flows is less than the present value of the previous period's present value, an adverse change is considered to exist and the security is considered OTTI.  The associated "credit loss" is the amount by which the security's amortized cost exceeds the present value of the current estimated cash flows.  Based upon the results of the cash flow modeling, no OTTI was recognized during the three months ended March 31, 2015.  Estimating the expected cash flows and determining the present values of the cash flows involves the use of a variety of assumptions and complex modeling.  In developing its assumptions, the Company considers all available information relevant to the collectability of the applicable security, including information about past events, current conditions, and reasonable and supportable forecasts.  Furthermore, the Company asserts that the cash flows used in the determination of OTTI are its "best estimate" of cash flows.

Note 4 – Loans

The composition of the loan portfolio at the dates indicated, excluding loans held for sale, was as follows (in thousands):
	At March 31, 2015	At December 31, 2014
Real estate loans:
One- to four- family	$129,924	$133,031
Home equity	33,981	34,675
Commercial and multifamily	170,470	168,952
Construction and land	44,486	46,279
Total real estate loans	378,861	382,937
Consumer loans:
Manufactured homes	12,704	12,539
Other consumer	14,604	16,875
Total consumer loans	27,308	29,414
Commercial business loans	18,397	19,525
Total loans	424,566	431,876
Deferred fees	(1,466)	(1,516)
Total loans, gross	423,100	430,360
Allowance for loan losses	(4,436)	(4,387)
Total loans, net	$418,664	$425,973

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2015 (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$322	$24	$160	$37	$47	$-	$-	$-	$590
Collectively evaluated for impairment	1,107	490	1,246	377	137	154	104	231	3,846
Ending balance	$1,429	$514	$1,406	$414	$184	$154	$104	$231	$4,436
Loans receivable:
Individually evaluated for impairment	$4,123	$1,200	$2,733	$179	$403	$16	$121	$-	$8,775
Collectively evaluated for impairment	125,801	32,781	167,737	44,307	12,301	14,588	18,276	-	415,791
Ending balance	$129,924	$33,981	$170,470	$44,486	$12,704	$14,604	$18,397	$-	$424,566

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2014 (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$258	$28	$8	$14	$41	$18	$-	$-	$367
Collectively evaluated for impairment	1,184	573	1,236	385	152	149	108	233	4,020
Ending balance	$1,442	$601	$1,244	$399	$193	$167	$108	$233	$4,387
Loans receivable:
Individually evaluated for impairment	$4,186	$1,247	$2,956	$180	$404	$51	$124	$-	$9,148
Collectively evaluated for impairment	128,845	33,428	165,996	46,099	12,135	16,824	19,401	-	422,728
Ending balance	$133,031	$34,675	$168,952	$46,279	$12,539	$16,875	$19,525	$-	$431,876

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the activity in loan losses for the three months ended March 31, 2015 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$1,442	$(21)	$-	$8	$1,429
Home equity	601	(19)	4	(72)	514
Commercial and multifamily	1,244	-	-	162	1,406
Construction and land	399	-	-	15	414
Manufactured homes	193	-	3	(12)	184
Other consumer	167	(24)	6	5	154
Commercial business	108	-	-	(4)	104
Unallocated	233	-	-	(2)	231
Total	$4,387	$(64)	$13	$100	$4,436

The following table summarizes the activity in loan losses for the three months ended March 31, 2014 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$1,915	$(65)	$1	$(926)	$925
Home equity	781	(34)	29	(247)	529
Commercial and multifamily	300	(38)	1	1,569	1,832
Construction and land	318	-	-	(78)	240
Manufactured homes	209	(88)	1	64	186
Other consumer	109	(11)	3	(1)	100
Commercial business	102	-	-	(3)	99
Unallocated	443	-	-	(178)	265
Total	$4,177	$(236)	$35	$200	$4,176

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
When we classify problem loans as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address the risk specifically (if the loan is impaired) or we may allow the loss to be addressed in the general allowance (if the loan is not impaired).  General allowances represent loss reserves which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem loans.  When the Company classifies problem loans as a loss, we charge off such assets in the period in which they are deemed uncollectible.  Assets that do not currently expose us to sufficient risk to warrant classification as substandard, doubtful or loss but possess identified weaknesses are classified as either watch or special mention assets.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by our banking regulator, which can order the establishment of additional loss allowances.  Pass rated loans are loans that are not otherwise classified or criticized.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table represents the internally assigned grades as of March 31, 2015 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:
Pass	$117,233	$30,275	$164,482	$43,586	$11,498	$14,370	$17,787	$399,231
Watch	11,801	3,285	4,367	819	1,124	220	610	22,226
Special Mention	-	-	-	-	35	-	-	35
Substandard	890	421	1,621	81	47	14	-	3,074
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$129,924	$33,981	$170,470	$44,486	$12,704	$14,604	$18,397	$424,566

The following table represents the internally assigned grades as of December 31, 2014 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:
Pass	$120,152	$30,785	$163,573	$45,427	$11,427	$16,587	$18,919	$406,870
Watch	11,793	3,322	3,740	852	1,038	240	606	21,591
Special Mention	-	-	-	-	24	-	-	24
Substandard	1,086	568	1,639	-	50	48	-	3,391
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$133,031	$34,675	$168,952	$46,279	$12,539	$16,875	$19,525	$431,876

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

The following table presents the recorded investment in nonaccrual loans as of March 31, 2015 and December 31, 2014, by type of loan (in thousands):

	March 31, 2015	December 31, 2014
One- to four- family	$812	$1,092
Home equity	324	258
Construction and land	81	81
Manufactured homes	5	6
Other consumer	-	27
Total	$1,222	$1,464

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table represents the aging of the recorded investment in past due loans as of March 31, 2015 by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Still Accruing	Total Past Due	Current	Total Loans
One-to four- family	$1,006	$165	$105	$-	$1,276	$128,648	$129,924
Home equity	446	157	212	-	815	33,166	33,981
Commercial and multifamily	-	-	-	-	-	170,470	170,470
Construction and land	66	-	81	-	147	44,339	44,486
Manufactured homes	237	5	-	-	242	12,462	12,704
Other consumer	124	3	-	-	127	14,477	14,604
Commercial business	-	-	-	-	-	18,397	18,397
Total	$1,879	$330	$398	$-	$2,607	$421,959	$424,566

The following table represents the aging of the recorded investment in past due loans as of December 31, 2014 by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Still Accruing	Total Past Due	Current	Total Loans
One-to four- family	$1,300	$167	$720	$-	$2,187	$130,844	$133,031
Home equity	585	109	203	-	897	33,778	34,675
Commercial and multifamily	-	-	-	-	-	168,952	168,952
Construction and land	-	-	81	-	81	46,198	46,279
Manufactured homes	197	42	27	114	380	12,159	12,539
Other consumer	23	7	-	-	30	16,845	16,875
Commercial business	430	-	-	-	430	19,095	19,525
Total	$2,535	$325	$1,031	$114	$4,005	$427,871	$431,876

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

The following table represents the credit risk profile of our loan portfolio based on payment activity as of March 31, 2015 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Performing	$128,861	$33,618	$168,849	$44,405	$12,625	$14,602	$18,397	$421,357
Nonperforming	1,063	363	1,621	81	79	2	-	3,209
Total	$129,924	$33,981	$170,470	$44,486	$12,704	$14,604	$18,397	$424,566

The following table represents the credit risk profile of our loan portfolio based on payment activity as of December 31, 2014 by type of loan (in thousands):

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

The following table presents loans individually evaluated for impairment as of March 31, 2015 by type of loan (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four- family	$1,715	$2,114	$-	$1,906	$23
Home equity	551	585	-	523	5
Commercial and multifamily	1,283	1,379	-	1,388	18
Construction and land	18	18	-	59	-
Manufactured homes	93	112	-	90	2
Other consumer	14	14	-	18	-
Commercial business	121	121	-	123	2
Total	3,795	4,343	-	4,107	50
With an allowance recorded:
One- to four- family	2,408	2,086	322	2,249	24
Home equity	649	719	24	701	8
Commercial and multifamily	1,450	1,290	160	1,457	11
Construction and land	161	123	37	121	1
Manufactured homes	310	263	47	314	5
Other consumer	2	2	-	16	-
Commercial business	-	-	-	-	-
Total	4,980	4,483	590	4,858	49
Totals:
One- to four- family	4,123	4,200	322	4,155	47
Home equity	1,200	1,304	24	1,224	13
Commercial and multifamily	2,733	2,669	160	2,845	29
Construction and land	179	141	37	180	1
Manufactured homes	403	375	47	404	7
Other consumer	16	16	-	34	-
Commercial business	121	121	-	123	2
Total	$8,775	$8,826	$590	$8,965	$99

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents loans individually evaluated for impairment as of December 31, 2014 by type of loan (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four- family	$2,096	$2,340	$-	$1,314	$83
Home equity	494	555	-	370	17
Commercial and multifamily	1,492	1,542	-	1,743	74
Construction and land	100	100	-	61	1
Manufactured homes	87	94	-	93	7
Other consumer	21	21	-	19	3
Commercial business	124	124	-	230	6
Total	4,414	4,776	-	3,830	191
With an allowance recorded:
One- to four- family	2,090	2,090	258	3,082	93
Home equity	753	847	28	1,053	30
Commercial and multifamily	1,464	1,464	8	1,592	72
Construction and land	80	80	14	134	4
Manufactured homes	317	317	41	433	24
Other consumer	30	30	18	23	2
Commercial business	-	-	-	83	-
Total	4,734	4,828	367	6,400	225
Totals:
One- to four- family	4,186	4,430	258	4,396	176
Home equity	1,247	1,402	28	1,423	47
Commercial and multifamily	2,956	3,006	8	3,335	146
Construction and land	180	180	14	195	5
Manufactured homes	404	411	41	526	31
Other consumer	51	51	18	42	5
Commercial business	124	124	-	313	6
Total	$9,148	$9,604	$367	$10,230	$416

Forgone interest on nonaccrual loans was $23,000 and $68,000 for the three months ended March 31, 2015 and 2014, respectively.  There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual, TDR or impaired at March 31, 2015 or December 31, 2014.

Troubled debt restructurings.  Loans classified as TDRs totaled $7.4 million and $7.7 million at March 31, 2015 and December 31, 2014, respectively, and are included in impaired loans.  The Company has granted in its TDRs a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

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

There were no new TDRs that occurred during the three months ended March 31, 2015.

The following table presents new TDRs by type of modification that occurred during the three months ended March 31, 2014 (in thousands):

	Three months ended March 31, 2014
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
One-to four- family	1	$-	$-	$-	$176	$176
Total	1	$-	$-	$-	$176	$176

There were no post-modification changes for the recorded investment in the loan that was recorded as a TDR for the three months ended March 30, 2014.  At March 31, 2015 and 2014, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs.  The allowance for loan losses allocated to TDRs at March 31, 2015 and December 31, 2014 was $519,000 and $349,000, respectively.

The following table represents loans modified as TDRs within the previous 12 months for which there was a payment default during the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended March 31,
	2015	2014
Home equity	$-	$98
Commercial and multifamily	-	583
Total	$-	$681

For the preceding table, a loan was considered in default when a payment was 31 days past due.  None of the defaults reached 90 days past due at March 31, 2015.  At March 31, 2015, two TDRs totaling $225,000 were on nonaccrual but current on payments, one TDR totaling $109,000 was on nonaccrual and greater than 90 days past due, one TDR totaling $165,000 was on nonaccrual and 60-89 days past due, one TDR totaling $2,000 was on accrual and 60-89 days past due, two TDRs totaling $100,000 were on accrual and 30-59 days past due.  At March 31, 2014, two TDRs totaling $583,000 were 30-59 days past due and none were on nonaccrual.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5 – Fair Value Measurements

The following tables present information about the level in the fair value hierarchy for the Company's financial assets and liabilities, whether or not recognized or recorded at fair value as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	35,223	35,223	35,223	-	-
Available for sale securities	8,717	8,717	-	8,221	496
Loans held for sale	1,426	1,467	-	1,467	-
Loans receivable	423,100	417,478	-	-	417,478
Accrued interest receivable	1,448	1,448	1,448	-	-
Mortgage servicing rights	2,890	2,890	-	-	2,890
FHLB stock	2,200	2,200	-	-	2,220
FINANCIAL LIABILITIES:
Non-maturity deposits	244,290	244,290	-	244,290	-
Time deposits	171,930	172,784	-	172,784	-
Borrowings	18,417	18,372	-	18,372	-
Accrued interest payable	85	85	-	85	-

	December 31, 2014		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$29,289	$29,289	$29,289	$-	$-
Available for sale securities	11,524	11,524	-	9,179	2,345
Loans held for sale	810	828	-	828	-
Loans receivable	430,360	423,714	-	-	423,714
Accrued interest receivable	1,497	1,497	1,497	-	-
Mortgage servicing rights	3,028	3,028	-	-	3,028
FHLB Stock	2,224	2,224	-	-	2,224
FINANCIAL LIABILITIES:
Non-maturity deposits	235,870	235,870	-	235,870	-
Time deposits	171,939	172,334	-	172,334	-
Borrowings	30,578	30,534	-	30,534	-
Accrued interest payable	76	76	-	76	-

The following tables present the balance of assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

	Fair Value at March 31, 2015
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$2,087	$-	$2,087	$-
Agency mortgage-backed securities	6,134	-	6,134	-
Non-agency mortgage-backed securities	496	-	-	496
Mortgage servicing rights	2,890	-	-	2,890

	Fair Value at December 31, 2014
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$2,083	$-	$2,083	$-
Agency mortgage-backed securities	7,096	-	7,096	-
Non-agency mortgage-backed securities	2,345	-	-	2,345
Mortgage servicing rights	3,028	-	-	3,028

For the three months ended March 31, 2015 and 2014 there were no transfers between Level 1 and Level 2 or between Level 2 and Level 3.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2015:

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Beginning balance, at fair value	$2,345	$2,419
OTTI impairment losses	-	-
Sales and principal payments	(1,744)	(77)
Change in unrealized loss	(105)	51
Ending balance, at fair value	$496	$2,393

Mortgage servicing rights are measured at fair value using significant unobservable input (Level 3) on a recurring basis and a reconciliation of this asset can be found in Note 6 – Mortgage Servicing Rights.

The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at March 31, 2015
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$499	$-	$-	$499
Impaired loans	8,775	-	-	8,775

	Fair Value at December 31, 2014
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$323	$-	$-	$323
Impaired loans	9,148	-	-	9,148

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at March 31, 2015 or December 31, 2014.

The following table provides a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at March 31, 2015:

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

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At March 31, 2015 and December 31, 2014, loans held for sale were carried at cost.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6 – Mortgage Servicing Rights

The unpaid principal balances of loans serviced for Federal National Mortgage Association at March 31, 2015 and December 31, 2014, totaled approximately $297.2 million and $357.8 million, respectively, and was not included in the Company's financial statements.  We also service loans for other financial institutions.  The unpaid principal balances of loans serviced for other financial institutions at March 31, 2015 and December 31, 2014, totaled approximately $16.1 million and $14.2 million, respectively, and was not included in the Company's financial statements.

A summary of the change in the balance of mortgage servicing rights during the three months ended March 31, 2015 and 2014 were as follows (in thousands):
	Three Months Ended March 31,
	2015	2014
Beginning balance, at fair value	$3,028	$2,984
Servicing rights that result from transfers of financial assets	217	56
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(178)	140
Other(2)	(177)	(232)
Ending balance, at fair value	$2,890	$2,948
__________________
(1) Represents changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates
(2) Represents changes due to collection or realization of expected cash flows over time.

The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	At March 31,
	2015	2014
Prepayment speed (Public Securities Association "PSA" model)	232%	208%
Weighted-average life (years)	5.6	6.3
Yield to maturity discount rate	10.00%	10.0%

The amount of contractually specified servicing, late and ancillary fees earned and recorded in mortgage servicing income on the Condensed Consolidated Statements of Income was $255,000 and $(47,000) for the three months ended March 31, 2015 and 2014, respectively.

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

Note 8 – Borrowings and FHLB Stock
The Company utilizes a loan agreement with the FHLB of Seattle. The terms of the agreement call for a blanket pledge of a portion of the Company's mortgage, commercial and multifamily portfolio based on the outstanding balance.  At March 31, 2015 and December 31, 2014, the amount available to borrow under this credit facility was $178.1 million and $133.3 million, respectively.  At March 31, 2015, the credit facility was collateralized as follows: one- to four- family mortgage loans with a market value of $92.0 million, commercial and multifamily mortgage loans with a market value of $119.0 million and home equity loans with a market value of $17.8 million.  The Company had outstanding borrowings under this arrangement of $18.4 million and $30.6 million at March 31, 2015 and December 31, 2014, respectively.  Additionally, the Company had outstanding letters of credit from the FHLB with a notional amount of $42.5 million at both March 31, 2015 and December 31, 2014 to secure public deposits which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.  The remaining amount available to borrow as of March 31, 2015 and December 31, 2014, was $117.2 million and $60.3 million, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances.  At both March 31, 2015 and December 31, 2014 the Company had recorded a $2.2 million in investment in FHLB stock.  Management periodically evaluates FHLB stock for impairment.  Management's determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.

On September 25, 2014, the FHLB of Seattle entered into an Agreement and Plan of Merger with and into the FHLB of Des Moines. The merger was approved by the members of both the Seattle and Des Moines Federal Home Loan Banks on February 27, 2015 and the merger is expected to be completed by mid-year 2015.  Based on the above, the Company has determined there was no impairment on its FHLB stock investment as of March 31, 2015.

The Company participates in the Federal Reserve Bank Borrower-in-Custody program, which gives the Company access to the discount window.  The terms of the program call for a pledge of specific assets.  The Company had unused borrowing capacity of $18.0 million and $21.8 million and no outstanding borrowings under this program at March 31, 2015 and December 31, 2014, respectively.

The Company has access to a Fed Funds line of credit from the Pacific Coast Banker's Bank.  The line has a two-year term maturing on June 30, 2016 and is renewable biannually.  The Company had unused borrowing capacity of $2.0 million and no outstanding borrowings under this agreement at March 31, 2015 and December 31, 2014.

The Company has access to a Fed Funds line of credit from Zions Bank under a Fed Funds Sweep and Line Agreement established September 26, 2013.  The agreement allows access to a Fed Funds line of up to $9.0 million and requires the Company to maintain cash balances with Zions Bank of $250,000.  The agreement has no maturity date.  There were no outstanding borrowings on this line of credit at March 31, 2015 or December 31, 2014.

Note 9 – Earnings Per Common Share

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

Earnings per common share are summarized for the periods presented in the following table (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Net income	$1,208	$987
Less net income attributable to participating securities(1)	37	17
Net income available to common shareholders	$1,171	$970
Weighted average number of shares outstanding, basic	2,525	2,507
Effect of potentially dilutive common shares(2)	77	97
Weighted average number of shares outstanding, diluted	2,602	2,604
Earnings per share, basic	$0.48	$0.39
Earnings per share, diluted	$0.46	$0.38
___________________
(1) Represents dividends paid and undistributed earnings allocated to non-vested restricted stock awards.
(2) Represents the effect of the assumed exercise  of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

There were no shares considered anti-dilutive for the three months ended March 31, 2015 or 2014.

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

As of March 31, 2015, awards for stock options totaling 227,230 shares and awards for restricted stock totaling 96,082 shares of Company common stock have been granted, net of any forfeitures, to participants in the Plan.  During the three months ended March 31, 2015 and 2014, share-based compensation expense totaled $103,000 and $198,000, respectively.

Stock Option Awards

All of the stock option awards granted under the Plans to date provide for the recipient's award to vest in 20 percent annual increments commencing one year from the grant date.  All of the options granted are exercisable for a period of 10 years from the date of grant, subject to vesting.  The following is a summary of the Company's stock option plan awards during the three months ended March 31, 2015:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at the beginning of the year	152,018	$13.20	7.21	$858,902
Granted	40,782	$18.36
Exercised	(1,133)	$9.72
Forfeited	-
Expired	-
Outstanding at March 31, 2015	191,667	$14.31	7.84	$1,023,502
Exercisable	90,635	$11.88	6.37	$704,234
Expected to vest, assuming a 0% forfeiture rate over the vesting term	191,667	$14.31	7.84	$1,023,502

As of March 31, 2015, there was $863,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  The cost is expected to be recognized over the remaining weighted-average vesting period of 1.92 years.

The fair value of each option award granted is estimated on the date of grant using a Black-Scholes model.  The assumptions used for the three months ended March 31, 2015 are presented in the table below:

Annual dividend yield	1.20%
Expected volatility	24.80%
Risk-free interest rate	1.35%
Expected term	7.5 years
Weighted-average grant date fair value per option granted	$3.83

The assumptions used for the three months ended March 31, 2014 are presented in the table below:

Annual dividend yield	1.20%
Expected volatility	46.84%
Risk-free interest rate	2.33%
Expected term	7.5 years
Weighted-average grant date fair value per option granted	$7.69

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Restricted Stock Awards

The fair value of the restricted stock awards is equal to the fair value of the Company's stock at the date of grant.  Compensation expense is recognized over the vesting period that the awards are based. The restricted stock awards granted under the 2008 Plan to date provide for vesting in 20 percent annual increments commencing one year from the grant date.  The restricted stock awards granted under the 2013 Plan to date vested 20% of a recipient's award immediately with the full compensation expense associated with those shares recognized in the first quarter of 2015.  The balance of an individual's award under the 2013 Plan vests in four equal annual installments commencing one year from the grant date with the remaining compensation expense recognized over the four year vesting period of the remaining awards.

The following is a summary of the Company's non-vested restricted stock awards during the three months ended March 31, 2015:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2015	33,243	$2.49
Granted	10,208	$3.83
Vested	(11,416)	$1.94
Forfeited	(482)	$1.31
Expired	-
Non-vested at March 31, 2015	30,982	$1.87
Expected to vest assuming a 0% forfeiture rate over the vesting term	30,982	$1.87

As of March 31, 2015, there was $649,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plans remaining.  The cost is expected to be recognized over the weighted-average vesting period of 1.93 years.  The total fair value of shares vested for the three months ended March 31, 2015 and 2014 was $222,000 and $148,000, respectively.

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company.  In August 2012, in conjunction with the Company's conversion to a full stock company from the mutual holding company structure, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company.  Both loans are being repaid principally by the Bank through contributions to the ESOP over a period of ten years.  The interest rate on the loans is fixed at 4.0% and 2.25%, per annum, respectively.  As of March 31, 2015, the remaining balances of the ESOP loans were $398,000 and $808,000, respectively.

Neither the loan balances nor the related interest expense are reflected on the condensed consolidated financial statements.

At March 31, 2015, the ESOP was committed to release 21,443 shares of the Company's common stock to participants and held 88,243 unallocated shares remaining to be released in future years.  The fair value of the 195,528 restricted shares held by the ESOP trust was $3.7 million at March 31, 2015.  ESOP compensation expense included in salaries and benefits was $102,000 and $79,000 for the three months ended March 31, 2015 and 2014, respectively.

Note 11 – Subsequent Event

On May 1, 2015, the Company declared a quarterly cash dividend of $0.06 per common share, payable on May 26, 2015 to shareholders of record at the close of business May 12, 2015.

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
•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described from time to time in our filings with the U.S. Securities and Exchange Commission (the "SEC") .

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
Sound Community Bank's deposits are insured up to applicable limits by the FDIC.  At March 31, 2015, Sound Financial Bancorp had total consolidated assets of $491.7 million, net loans of $418.7 million, deposits of $416.2 million and stockholders' equity of $51.8 million.  The shares of Sound Financial Bancorp are traded on The NASDAQ Capital Market under the symbol "SFBC."  Our executive offices are located at 2005 5th Avenue, Suite 200, Seattle, Washington, 98121.
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
Critical Accounting Policies

Certain of our accounting policies are important to an understanding of our financial condition, since they require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses, and accounting for other-than-temporary impairment of securities, mortgage servicing rights, other real estate owned and deferred income taxes.  Our methodologies for analyzing the allowance for loan losses, mortgage servicing rights, other real estate owned and deferred tax asset accounts are described in our 2014 Form 10-K.  There have been no significant changes in the Company's application of accounting policies since December 31, 2014.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014
General.   Total assets decreased by $3.5 million, or 0.7%, to $491.7 million at March 31, 2015 from $495.2 million at December 31, 2014.  This decrease was primarily the result of a $7.3 million, or 1.7%, decrease in the net loan portfolio and a $2.8 million, or 24.4% decrease in our available-for-sale securities, partially offset by a $5.9 million increase in cash and cash equivalents.  Excess liquidity from an $8.4 million, or 2.1%, increase in deposits and loan payoffs were primarily used to pay down borrowings by $12.2 million.
Cash and Securities.  Cash, cash equivalents and our available-for-sale securities in the aggregate increased by $3.1 million, or 7.7%, to $43.9 million at March 31, 2015 from $40.8 million at December 31, 2014.  Cash and cash equivalents increased by $5.9 million, or 20.3%, to $35.2 million at March 31, 2015.  Available-for-sale securities, which consist primarily of agency mortgage-backed securities, decreased by $2.8 million, or 24.4%, from $11.5 million at December 31, 2014 to $8.7 million at March 31, 2015 as a result of principal repayments and a $1.7 million sale of non-agency mortgage-backed securities.  For the three months ended March 31, 2015, we sold $1.7 million of non-agency mortgage-backed securities generating a gross loss of $31,000.  There were no sales of securities during the three months ended March 31, 2014.  For further analysis on our investment securities, see Note 3 – Investments in the Notes to Consolidated Financial Statements under Item 1 of this report.
Loans.  Our gross loan portfolio decreased $7.3 million, or 1.7%, to $423.1 million at March 31, 2015 from $430.4 million at December 31, 2014.
Loans held for sale increased $616,000, or 76.0%, to $1.4 million at March 31, 2015 from $810,000 at December 31, 2014.

The following table reflects the changes in the types of loans in our portfolio at March 31, 2015, as compared to December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014	Amount Change	Percent Change
One-to-four-family	$129,693	$132,764	$(3,071)	(2.3)%
Home equity	33,981	34,675	(694)	(2.0)
Commercial and multifamily	169,322	167,798	1,524	0.9
Construction and land	44,486	46,279	(1,793)	(3.9)
Manufactured homes	12,617	12,444	173	1.4
Other consumer	14,604	16,875	(2,271)	(13.5)
Commercial business	18,397	19,525	(1,128)	(5.8)
Total loans, gross	$423,100	$430,360	(7,260)	(1.7)%

The decreases in our loan portfolio were primarily a result of loan pay downs and pay-offs exceeding our loan production. The increase in loans held for sale was a result of the timing of loan sales.  At March 31, 2015, our loan portfolio remained well-diversified with commercial and multifamily real estate loans accounting for 40.0% of the portfolio.  Residential real estate loans account for 30.6% of the portfolio.  Home equity, manufactured and other consumer loans account for 14.5% of the portfolio.  Construction and land loans account for 10.6% of the portfolio and commercial business loans account for the remaining 4.3% of total loans.
Mortgage Servicing Rights.  At March 31, 2015 and December 31, 2014, we had $2.9 million and $3.0 million, respectively, in mortgage servicing rights recorded at fair value.  We record mortgage servicing rights on loans sold to Fannie Mae and other financial institutions with servicing retained and upon acquisition of a servicing portfolio.  We stratify our capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  Mortgage servicing rights are carried at fair value.  If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.

Nonperforming Assets.  At March 31, 2015, nonperforming assets totaled $4.0 million, or 0.81% of total assets, compared to $4.2 million, or 0.84% of total assets at December 31, 2014.

The table below sets forth the amounts and categories of nonperforming assets at the dates indicated (dollars in thousands):
	Nonperforming Assets
	At March 31, 2015	At December 31, 2014	Amount Change	Percent Change
Nonaccrual loans	$1,223	$1,464	$(241)	(16.5)%
Accruing loans 90 days or more delinquent	-	114	(114)	(100.0)
Nonperforming TDRs	1,987	2,264	(277)	(12.2)
Total nonperforming loans	3,210	3,842	(633)	(12.2)
OREO and repossessed assets	499	323	176	54.5
Total nonperforming assets	$3,709	$4,165	$(457)	(11.0)%

Nonperforming loans, consisting of nonaccrual loans, accruing loans 90 days or more delinquent and nonperforming TDRs, to total loans decreased to $3.2 million or 0.76% of total gross loans at March 31, 2015 from $3.8 million or 0.89% of total gross loans at December 31, 2014.  This decrease reflects a $633,000 decline in nonperforming loans during the three months ended March 31, 2015 primarily due to a fewer nonaccrual loans and a nonperforming TDR being paid off during the period.   Our largest nonperforming loan at March 31, 2015 was a $1.5 million commercial real estate loan which was restructured during the third quarter of 2014 and is performing as agreed under the new loan terms.

OREO and repossessed assets increased during the three months ended March 31, 2015, due to newly foreclosed one- to- four family properties having a higher valuation than the OREO properties sold during the quarter.  During the three months ended March 31, 2015, we repossessed three one- to four- family properties valued at $433,000 and one manufactured home valued at $12,000 and we sold three one- to four- family properties valued at $269,000.  The aggregate loss on all sales during the three months ended March 31, 2015 was $38,000.  Our largest OREO at March 31, 2015 consisted of a one- to four- family property with a recorded value of $201,000 located in King County, Washington.  Our next largest OREO properties were a $124,000 one- to four- family property located in King County, Washington and a $108,000 one- to four- family property located in Mahaska County, Iowa.

Allowance for Loan Losses.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of evaluation in accordance with generally accepted accounting principles in the United States.  It is our best estimate of probable incurred credit losses in our loan portfolio.  The increase in the allowance for loan losses compared to the comparable period last year was primarily due to increased loan balances.

Our allowance for loan losses at March 31, 2015 was $4.4 million, or 1.05% of total loans receivable compared to $4.4 million, or 1.02% of total loans receivable at December 31, 2014.  The allowance for loan losses includes the $100,000 provision for loan losses established during the three months ended March 31, 2015

The following table reflects the adjustments in our allowance during the periods indicated (dollars in thousands):
	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$4,387	$4,177
Charge-offs	(64)	(236)
Recoveries:	13	35
Net charge-offs	(51)	(201)
Provisions charged to operations	100	200
Balance at end of period	$4,436	$4,176

Ratio of net charge-offs during the period to average loans outstanding during the period	0.05%	0.20%

	At March 31, 2015	At December 31, 2014
Allowance as a percentage of nonperforming loans (end of period)	138.24%	114.19%
Allowance as a percentage of total loans (end of period)	1.05%	1.02%

Specific loan loss reserves increased $223,000 at March 31, 2015 compared to December 31, 2014, while general loan loss reserves decreased $174,000 at March 31, 2015, compared to December 31, 2014.  The increase in specific loan loss reserves was primarily due to a change in valuation methods on a commercial real estate loan from cash flow to collateral resulting in a lower evaluation.  The decrease in general loan loss reserves was due to a decline in gross loans.  Net charge-offs for the three months ended March 31, 2015 were $51,000, or 0.05%, of average loans on an annualized basis, compared to $201,000, or 0.20% of average loans for the same period in 2014.  The decrease in net charge-offs was primarily due to improving economic conditions in our market area and continued efforts in credit administration.  As of March 31, 2015, the allowance for loan losses as a percentage of total loans receivable and nonperforming loans was 1.05% and 138.24%, respectively, compared to 1.02% and 114.19%, respectively, at December 31, 2014.  The allowance for loan losses as a percentage of total loans receivable increased during the quarter primarily due to a decrease in the overall loan portfolio.  The allowance for loan losses as a percentage of nonperforming loans decreased due to a $633,000 decrease in nonperforming loans to $3.2 million at March 31, 2015 from $3.8 million at December 31, 2014.  .

Deposits.  Total deposits increased by $8.4 million, or 2.1%, to $416.2 million at March 31, 2015 from $407.8 million at December 31, 2014, primarily as a result of a $4.5 million, or 4.4%, increase in interest-bearing demand accounts, a $2.9 million, or 6.9% increase in noninterest-bearing demand accounts, and a $1.3 million, or 3.9%, increase in savings accounts.  These increases were partially offset by an $864,000, or 1.6%, decrease in money market accounts.  The increases were the result of retail sales efforts during the period as we continued our emphasis on attracting low-cost core deposit accounts.  The decrease in money market accounts was primarily the result of some customers shifting these funds into slightly higher yielding interest-bearing demand accounts.  At March 31, 2015, brokered deposits were $4.4 million compared to $5.0 million at December 31, 2014.

A summary of deposit accounts with the corresponding weighted average cost of funds is presented below (dollars in thousands):
	As of March 31, 2015			As of December 31, 2014
	Amount	Wtd. Avg. Rate		Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$44,641	0.00%		$41,773	0.00%
Interest-bearing demand	107,589	0.40		103,048	0.43
Savings	34,541	0.16		33,233	0.16
Money market	54,372	0.27		55,236	0.27
Certificates	171,930	1.18	(1)	171,939	1.03
Escrow	3,147	0.00		2,580	0.00
Total deposits	$416,220	0.64	%(1)	$407,809	0.60%
___________________
(1) Includes the amortization expense from the deposit premium paid on the purchase of deposits from Columbia State Bank in the third quarter of 2014.  The weighted average rate of the certificate portfolio without the amortization expense would be 1.04%.  The weighted average rate of the overall deposit portfolio without the amortization expense would be 0.59%.

Borrowings.  FHLB advances decreased $12.2 million, or 39.8%, to $18.4 million at March 31, 2015, with a weighted-average cost of 0.46%, from $30.6 million at December 31, 2014, with a weighted-average cost of 0.64%.  The decrease in average rate was due to a greater percentage of short term borrowings in the current period compared to December 31, 2014.  Excess funds from increased deposits and loan repayments during the quarter ended March 31, 2015 were used to reduce borrowings.  We rely on FHLB advances to fund interest-earning assets when deposits alone cannot fully fund interest-earning asset growth.  This reliance on borrowings, rather than deposits, may increase our overall cost of funds.

Stockholders' Equity.  Total stockholders' equity increased $1.1 million, or 2.2%, to $51.8 million at March 31, 2015 from $50.6 million at December 31, 2014.  This increase primarily reflects $1.2 million in net income, partially offset by $48,000 in stock repurchases (at an average price of $18.95 per share) and the payment of a cash dividend of $125,000 to common stockholders.

Comparison of Results of Operation for the Three Months Ended March 31, 2015 and 2014
General.  Net income increased $221,000 to $1.2 million, or $0.46 per diluted common share, for the three months ended March 31, 2015, compared to $987,000, or $0.38 per diluted common share, for the three months ended March 31, 2014.  The primary reasons for the improvement in net income were increases in net interest income and noninterest income and lower provision for loan losses which was partially offset by higher noninterest expense.  Net interest income increased due to higher average balances of loans outstanding in the current period compared to a year ago.  The provision for loan losses decreased due to lower net charge-offs and delinquencies.  Noninterest income increased due to higher loan fee income and mortgage servicing income and a significant increase in gain on sale of loans as a result of increased loan originations.  Noninterest expense was higher primarily as a result of higher occupancy and data processing costs associated with our recent branch acquisitions and higher salaries and benefit expenses due to an increase in staffing additional branch locations, partially offset by lower losses and expenses related to OREO and other repossessed assets.

Interest Income.  Interest income increased by $175,000, or 3.4%, to $5.4 million for the three months ended March 31, 2015, from $5.2 million for the three months ended March 31, 2014.  The increase in interest income primarily reflected the increase in the average balance of interest-earning assets.  In particular, our average balance of loans receivable outpaced the decline in the weighted average yield on our interest-earning assets.

Our weighted average yield on interest-earning assets was 4.66% for the three months ended March 31, 2015, compared to 4.99%for the three months ended March 31, 2014.  The weighted average yield on loans decreased to 4.94% for the three months ended March 31, 2015 from 5.24% for the three months ended March 31, 2014.  The average balance of gross loans receivable increased $36.7 million, or 9.3%, for the three months ended March 31, 2015, as compared to the same period last year.  The weighted average yield on available-for-sale securities (including OTTI) was 0.33% for the three months ended March 31, 2015, compared to 0.66% for the three months ended March 31, 2014.  The average balance of the investment portfolio, which included interest-bearing cash balances and available-for-sale securities increased $8.7 million, or 42.0%, however the overall yield on the investment portfolio decreased 108 basis points as a result of a higher percentage of our investment portfolio being held in lower-yielding bank accounts as compared to the same period last year.

Interest Expense.  Interest expense increased $79,000, or 13.0%, to $689,000 for the three months ended March 31, 2015, from $610,000 for the three months ended March 31, 2014.  This increase reflects a $56.7 million, or 16.0%, increase in the average balances of deposits and a $12.8 million, or 34.6%, decrease in the average balances of FHLB advances for the three months ended March 31, 2015, as compared to the same period last year.  Our weighted average cost of interest-bearing liabilities was 0.71% for the three months ended March 31, 2015, compared to 0.68% for the same period last year.

Interest paid on deposits increased $100,000, or 17.8%, to $661,000 for the three months ended March 31, 2015, from $561,000 for the three months ended March 31, 2015.  This increase primarily resulted from higher average balances of deposits outstanding in the period and the amortization of it premium paid on deposits purchased in the third quarter of 2014.  Our weighted average cost of deposits during the three months ended March 31, 2015 was 0.64%, as compared to 0.63% during the three months ended March 31, 2014.

Interest expense on borrowings decreased $21,000, or 42.9%, to $28,000 for the three months ended March 31, 2015, from $49,000 for the three months ended March 31, 2014.  The decrease was primarily the result of a decrease in the average balance of borrowings outstanding and a lower cost of borrowings as a result of a larger percentage of short term borrowings during the three months ended March 31, 2015, as compared to the same period last year.  Our cost of borrowings was 0.46% for the three months ended March 31, 2015, compared to 0.53% for the three months ended March 31, 2014.

Net Interest Income.  Net interest income increased $96,000, or 2.1%, to $4.7 million for the three months ended March 31, 2015, from $4.6 million for the three months ended March 31, 2014.  The increase resulted from increased interest income due to higher average loan balances, partially offset by higher interest expense due to higher average balances of interest-bearing deposits and amortization of the deposit premium related to the branch acquisitions in the third quarter of 2014.  Our average yield on loans receivable decreased during the three months ended March 31, 2015, as compared to the same period last year, as competitive pressures continue to reduce rates in the markets where we do business.  Our net interest margin was 4.06% for the three months ended March 31, 2015, compared to 4.41% for the three months ended March 31, 2014.

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

A provision of $100,000 was made during the three months ended March 31, 2015, compared to a provision of $200,000 during the three months ended March 31, 2014.  The reduced provision during the current period primarily reflects declines in delinquent loans, loan charge-offs and improving values for real estate in the markets where we lend offset by increases to the provision related to higher average loan balances and changes in the composition of our loan portfolio.  At March 31, 2015, classified assets totaled $4.1 million compared to $6.1 million at December 31, 2014.

For the three months ended March 31, 2015, the annualized percentage of net charge-offs to average loans decreased 15 basis points to 0.05%, from 0.20% for the three months ended March 31, 2014.

The percentage of nonperforming loans to total loans increased 32 basis points to 0.82% at March 31, 2015 from 0.50% at March 31, 2014.

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

Noninterest Income.  Noninterest income increased $386,000, or 49.2%, to $1.2 million for the three months ended March 31, 2015, as compared to $785,000 for the three months ended March 31, 2014 as reflected below (dollars in thousands):
	Three Months Ended March 31,		Amount	Percent
	2015	2014	Change	Change
Service charges and fee income	$645	$536	$109	20.3%
Earnings on cash surrender value of BOLI	84	80	4	5.0
Mortgage servicing income	255	(47)	302	nm
Fair value adjustment on mortgage servicing rights	(178)	140	(318)	nm
Loss on sale of securities	(31)	-	(31)	nm
Net gain on sale of loans	396	76	320	421.1
Total noninterest income	$1,171	$785	$386	49.2%
____________
nm – not meaningful

The increase in service charges and fee income was primarily the result of higher loan fees.  The increase in mortgage servicing income and higher gain on sale of loans was due to lower mortgage interest rates in the first quarter of 2015 as compared to the same period last year resulting in increased refinance activity and higher purchase activity in our market areas.  In addition, the purchase price premium paid for the servicing portfolio that was purchased in 2009 was fully amortized as of August 2014 which increased mortgage servicing income in the current quarter as compared to the same period last year.  The decrease in the fair value adjustment on mortgage servicing rights was a result of normal fluctuations in the pricing of this asset based on prepayment speeds and expected cash flows from this asset.
Noninterest Expense.  Noninterest expense increased $292,000, or 7.8%, to $4.0 million during the three months ended March 31, 2015 as compared to $3.7 million during the three months ended March 31, 2014, as reflected below (dollars in thousands):

	Three Months Ended March 31,		Amount	Percent
	2015	2014	Change	Change
Salaries and benefits	$2,255	$2,067	$188	9.1%
Operations	903	892	11	1.2
Regulatory assessments	66	60	6	10.0
Occupancy	325	286	39	13.6
Data processing	403	344	59	17.2
Losses and expenses on OREO and repossessed assets	72	83	(11)	(13.3)
Total noninterest expense	$4,024	$3,732	$292	7.8%

Noninterest expense was higher primarily as a result of higher operating, occupancy and data processing expenses as a result of branch acquisitions and higher salaries and benefit expenses due to an increase in staffing additional branch locations, partially offset by lower losses and expenses relates to OREO and other repossessed assets.

Income Tax Expense.   For the three months ended March 31, 2015, we incurred income tax expense of $527,000 on our pre-tax income as compared to $458,000 for the three months ended March 31, 2014.  The effective tax rates for the three ended March 31, 2015 and 2014 were 30.4% and 31.7%, respectively.

Liquidity

The Management Discussion and Analysis in Item 7 of the Company's 2014 Form 10-K contains an overview of the Company's and the Bank's liquidity management, sources of liquidity and cash flows.  This discussion updates that disclosure for the three months ended March 31, 2015.

The Bank's primary sources of funds are deposits, principal and interest payments on loans and borrowings.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank's primary investing activity is loan originations.  The Bank maintains liquidity levels it believes to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  At March 31, the Bank had $43.9 million in cash and investment securities available for sale and $1.4 million in loans held for sale generally available for its cash needs.  Also, based on existing collateral pledged, the Bank had the ability to borrow an additional $117.2 million in Federal Home Loan Bank advances, $18.0 million through the Federal Reserve's Discount Window, $9.0 million through a Fed Funds line at Zions Bank and $2.0 million through a Fed Funds line at Pacific Coast Banker's Bank.  The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At March 31, 2015, outstanding loan commitments, including unused lines and letters of credit totaled $84.7 million.  Certificates of deposit scheduled to mature in one year or less at March 31, 2015, totaled $74.6 million.  Based on our competitive pricing and historical experience, we believe that a majority of maturing deposits will remain with the Bank.

Cash and cash equivalents increased $3.1 million to $43.9 million as of March 31, 2015, from $40.8 million as of December 31, 2014.  Net cash used by operating activities was $152,000 for the three months ended March 31, 2015.  Net cash of $9.5 million was provided by investing activities during the three months ended March 31, 2015 and consisted primarily principal repayments on loans, net of loan originations.  The $3.4 million of cash used in financing activities during the three months ended March 31, 2015 was primarily a result of an $8.4 million net increase in deposits which was primarily used to pay down FHLB advances.

As a separate legal entity from the Bank, the Company must provide for its own liquidity.  At March 31, 2015, the Company, on an unconsolidated basis, had $1.5 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.  The Company's principal source of liquidity is dividends from the Bank and loan payments on a note held by the Company to the Employee Stock Ownership Trust.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.

Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit.  For the three months ended March 31, 2015, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet loan commitments at March 31, 2015 is as follows (in thousands):
Residential mortgage commitments	$12,937
Undisbursed portion of loans closed	38,668
Unused lines of credit	33,009
Irrevocable letters of credit	65
Total loan commitments	$84,679

Capital

Sound Community Bank is subject to minimum capital requirements imposed by regulations of the FDIC.  Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank became subject to new minimum capital adequacy adopted by the FDIC, which creates a new required ratio for common equity Tier 1 ("CET1") capital, increases the leverage and Tier 1 capital ratios, changes the risk-weightings of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The Bank is also required to maintain additional levels of CET1 over the minimum risk-based capital levels before it may pay dividends, repurchase shares or pay discretionary bonuses.

The new minimum requirements are a ratio of CET1 to total risk-weighted assets ("CET1 risk-based ratio") of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0%, and a leverage ratio of 4.0%.

In addition to the capital requirements, there are a number of changes in what constitutes regulatory capital, subject to a certain transition periods.  These changes include the phasing-out of certain instruments as qualifying capital.  The Bank does not have any of these instruments.  Mortgage servicing and deferred tax assets over designated percentages of CET1 are be deducted from capital, subject to a transition period ending December 31, 2017.  CET1 consists of Tier 1 capital less all capital components that are not considered common equity.  In addition, Tier 1 capital includes accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a transition period end December 31, 2017.  Because of our asset size, we are not are considered an "advanced approaches banking organization" and have elected to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.

The new requirements also include changes in the risk-weighting of assets to better reflect credit risk and other risk exposure.  These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions.  This new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

Under the new standards, in order to be considered well-capitalized, the Bank must have to have a CET1 risk-based ratio of 6.5% (new), a Tier 1 risk-based ratio of 8% (increased from 6%), a total risk-based capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

Based on its capital levels at March 31, 2015, Sound Community Bank exceeded these requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC.  Based on capital levels at March 31, 2015, Sound Community Bank was considered to be well-capitalized under applicable regulatory requirements.  Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank's "well-capitalized" status.

The actual regulatory capital amounts and ratios calculated for Sound Community Bank at March 31, 2015 were as follows (dollars in thousands):

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2015
Tier 1 Capital to average assets	$48,416	9.87%	$19,624	>	4.0%	$24,530	>	5.0%
Common Equity Tier 1 risk-based capital ratio	$48,416	12.87%	$22,077	>	4.5%	$31,889	>	6.5%
Tier 1 Capital to risk-weighted assets	$52,852	12.87%	$15,050	>	4.0%	$30,101	>	8.0%
Total Capital to risk-weighted assets	$52,852	14.04%	$30,101	>	8.0%	$37,626	>	10.0%

For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at March 31, 2015 Sound Financial Bancorp would have exceeded all regulatory capital requirements.  The estimated regulatory capital ratios calculated for Sound Financial Bancorp as of March 31, 2015 were 10.29% for Tier 1 leverage-based capital, 13.45% for both Common Equity Tier 1 risk-based capital, Tier 1 Capital to risk-based assets and 14.63% for total risk-based capital.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

The Company provided information about market risk in Item 7A of its 2014 Form 10-K.  There have been no material changes in our market risk since our 2014 Form 10-K.
Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act")), as of March 31, 2015, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
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

The Company does not expect that its disclosure controls and procedures will prevent all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

(b)	Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the three months ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2                Unregistered Sales of Equity Securities and use of Proceeds

(a)  Not applicable

(b)  Not applicable

(c)  The table below sets forth information regarding the Company's common stock repurchases during the three months ended March 31, 2015:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1 – January 31, 2015	-	$-	-	63,116
February 1 – February 28, 2015	-	-	-	63,116
March 1 – March 31, 2015	2,500	18.95	2,500	60,616
Total	2,500	$18.95	2,500	60,616

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
             *In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities
               Exchange Act of 1934, as amended, and otherwise are not subject to liability under those section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: May 14, 2015	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President and Chief Executive Officer

Date: May 14, 2015	By:	/s/ Matthew P. Deines
Matthew P. Deines
Executive Vice President and Chief Financial Officer