Form 10-Q
period 2015-06-30
Sound Financial Bancorp, Inc.
filed 2015-08-13
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒  NO ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☒   NO ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting Company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☒
(Do not check if smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of August 6, 2015, there were 2,465,730 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$34,087	$29,289
Available-for-sale securities, at fair value	7,901	11,524
Loans held for sale	3,061	810
Loans	434,597	430,360
Allowance for loan losses	(4,572)	(4,387)
Total Loans, net	430,025	425,973
Accrued interest receivable	1,494	1,497
Bank-owned life insurance (“BOLI”), net	11,576	11,408
Other real estate owned (“OREO”) and repossessed assets, net	382	323
Mortgage servicing rights, at fair value	3,271	3,028
Federal Home Loan Bank (“FHLB”) stock, at cost	1,645	2,224
Premises and equipment, net	5,739	5,555
Other assets	4,266	3,556
Total assets	$503,447	$495,187
LIABILITIES
Deposits
Interest-bearing	$367,172	$363,456
Noninterest-bearing demand	51,457	44,353
Total deposits	418,629	407,809
Borrowings	26,256	30,578
Accrued interest payable	79	76
Other liabilities	6,214	5,606
Advance payments from borrowers for taxes and insurance	481	474
Total liabilities	451,659	444,543
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,465,730 and 2,524,645 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	25	25
Additional paid-in capital	22,515	23,552
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(1,140)	(1,140)
Retained earnings	30,202	28,024
Accumulated other comprehensive income, net of tax	186	183
Total stockholders’ equity	51,788	50,644
Total liabilities and stockholders’ equity	$503,447	$495,187

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
INTEREST INCOME
Loans, including fees	$5,363	$5,179	$10,685	$10,348
Interest and dividends on investments, cash and cash equivalents	47	61	102	95
Total interest income	5,410	5,240	10,787	10,443
INTEREST EXPENSE
Deposits	661	552	1,322	1,112
Borrowings	19	44	47	94
Total interest expense	680	596	1,369	1,206
Net interest income	4,730	4,644	9,418	9,237
PROVISION FOR LOAN LOSSES	200	200	300	400
Net interest income after provision for loan losses	4,530	4,444	9,118	8,837
NONINTEREST INCOME
Service charges and fee income	671	700	1,316	1,234
Earnings on cash surrender value of bank-owned life insurance	84	86	168	167
Mortgage servicing income	214	80	469	33
Fair value adjustment on mortgage servicing rights	347	144	169	284
Loss on sale of securities	-	-	(31)	-
Net gain on sale of loans	390	110	786	187
Total noninterest income	1,706	1,120	2,877	1,905
NONINTEREST EXPENSE
Salaries and benefits	2,205	1,958	4,460	4,025
Operations	1,053	1,009	1,957	1,901
Regulatory assessments	230	75	296	135
Occupancy	448	327	773	613
Data processing	454	328	856	672
Net loss on OREO and repossessed assets	10	78	82	161
Total noninterest expense	4,400	3,775	8,424	7,507
Income before provision for income taxes	1,836	1,789	3,571	3,235
Provision for income taxes	589	573	1,116	1,032
Net income	$1,247	$1,216	$2,455	$2,203

Earnings per common share:
Basic	$0.50	$0.48	$0.98	$0.88
Diluted	$0.48	$0.47	$0.94	$0.85
Weighted average number of common shares outstanding:
Basic	2,511	2,510	2,518	2,508
Diluted	2,602	2,601	2,603	2,602

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$1,247	$1,216	$2,455	$2,203
Available for sale securities:
Unrealized gains (losses) arising during the period, net of tax provision (benefits) of ($9), $135, ($18) and $202, respectively	21	261	(70)	392
Reclassification adjustments for the net losses realized in earnings, net of tax benefit of $0, $0, $35 and $0	-	-	73	-
Other comprehensive income, net of tax	21	261	3	392
Comprehensive income	$1,268	$1,477	$2,458	$2,595

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2015 and 2014 (unaudited)
(Dollars in thousands, except per share amounts)

	Shares	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Total Stockholders’ Equity
Balances at December 31, 2013	2,510,810	$25	$23,829	$(1,369)	$24,288	$(269)	$46,504
Net income					2,203		2,203
Other comprehensive income, net of tax						392	392
Share-based compensation			244				244
Cash dividends on common stock ($0.05 per share)					(252)		(252)
Restricted stock awards issued	45,565
Common stock repurchased	(53,340)		(904)				(904)
Exercise of options	12,885
Balances at June 30, 2014	2,515,920	$25	$23,169	$(1,369)	$26,239	$123	$48,187

	Shares	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Total Stockholders’ Equity
Balances at December 31, 2014	2,524,645	$25	$23,552	$(1,140)	$28,024	$183	$50,644
Net income					2,455		2,455
Other comprehensive income, net of tax						3	3
Share-based compensation			207				207
Cash dividends paid in first quarter on common stock ($0.05 per share)					(125)		(125)
Cash dividends paid in second quarter on common stock ($0.06 per share)					(152)		(152)
Restricted stock awards issued	10,208
Restricted stock forfeited and retired	(7,535)
Common stock repurchased	(63,371)		(1,261)				(1,261)

Exercise of options	1,783		17				17
Balances at June 30, 2015	2,465,730	$25	$22,515	$(1,140)	$30,202	$186	$51,788

See notes to condensed consolidated financial statements

 SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,455	$2,203
Adjustments to reconcile net income to net cash from operating activities:
Accretion of net discounts on investments	79	232
Loss on sale of securities	31	-
Provision for loan losses	300	400
Depreciation and amortization	295	246
Compensation expense related to stock options and restricted stock	207	244
Fair value adjustment on mortgage servicing rights	(169)	(284)
Additions to mortgage servicing rights	(436)	(185)
Amortization of mortgage servicing rights	362	460
Increase in cash surrender value of BOLI	(168)	(167)
Gain on sale of loans	(786)	(187)
Proceeds from sale of loans	44,610	18,992
Originations of loans held for sale	(46,075)	(20,596)
Net Loss on sale and write-downs of OREO and repossessed assets	22	52
Change in operating assets and liabilities:
Accrued interest receivable	3	(25)
Other assets	(710)	(383)
Accrued interest payable	3	(11)
Other liabilities	608	2,394
Net cash from (used by) operating activities	631	3,385
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available for sale securities	3,516	1,701
FHLB stock redeemed	579	44
Net increase in loans	(4,833)	(13,709)
Improvements to OREO and other repossessed assets	-	(12)
Proceeds from sale of OREO and other repossessed assets	400	1,130
Purchases of premises and equipment, net	(479)	(114)
Net cash used by investing activities	(817)	(10,960)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	10,820	25,573
Proceeds from borrowings	36,000	88,500
Repayment of borrowings	(40,322)	(91,822)
Dividends paid on common stock	(277)	(252)
Net change in advances from borrowers for taxes and insurance	7	12
Proceeds from stock option exercises	17	-
Repurchase of common stock	(1,261)	(904)
Net cash from financing activities	4,984	21,107
Net decrease in cash and cash equivalents	4,798	13,532
Cash and cash equivalents, beginning of period	29,289	15,334
Cash and cash equivalents, end of period	34,087	$28,866
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$625	$375
Interest paid on deposits and borrowings	$1,366	$1,217
Noncash net transfer from loans to OREO and repossessed assets	$481	$311

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation

The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Sound Financial Bancorp, Inc., and its wholly owned subsidiary, Sound Community Bank.  References in this document to Sound Financial Bancorp refer to Sound Financial Bancorp, Inc. and its predecessor, Sound Financial, Inc., a federal corporation, and references to the “Bank” refer to Sound Community Bank.  References to “we,” “us,” and “our” or the “Company” means Sound Financial Bancorp and its wholly-owned subsidiary, Sound Community Bank unless the context otherwise requires.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.  These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 31, 2015 (“2014 Form 10-K”).  The results for the interim periods are not necessarily indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2014, included in the 2014 Form 10-K.  Certain amounts in the prior quarters’ consolidated financial statements have been reclassified to conform to the current presentation.  These classifications do not have an impact on previously reported consolidated net income, retained earnings, stockholders’ equity or earnings per share.

Note 2 – Accounting Pronouncements Recently Issued or Adopted

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) FASB issued ASU No.2015-1, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20). The objective of this ASU is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. The adoption of ASU 2015-1 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on simplifying the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities by reducing the number of consolidation model from four to two, among other changes.  The ASU will be effective for periods beginning after December 31, 2015, while early adoption is permitted.  The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU No 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  ASU No. 2015-03 should be applied on a retrospective basis.  The Company is currently evaluating the impacts of this ASU on the Company's consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-05, Customer's  Accounting for Fees Paid in a Cloud Computing Arrangement.  The amendments in this ASU provide guidance to customers in cloud computing arrangements about whether a cloud computing arrangement includes a software license.  If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted.  This ASU is not expected to have a material effect on the Company's consolidated financial statements.

In June 2015, FASB issued ASU No. 2015-10, Technical Corrections and Improvements.  On November 10, 2010 FASB added a standing project that will facilitate the FASB Accounting Standards Codification (‘Codification”) updates for technical corrections, clarifications, and improvements.  These amendments are referred to as Technical Corrections and Improvements.  Maintenance updates include non-substantive corrections to the Codification, such as editorial corrections, various link-related changes, and changes to source fragment information.  This update contains amendments that will affect a wide variety of Topics in the Codification.  The amendments in this ASU will apply to all reporting entities within the scope of the affected accounting guidance and generally fall into one of four categories: amendments related to differences between original guidance and the Codification, guidance clarification and reference corrections, simplification, and minor improvements.  In summary, the amendments in this ASU represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice.  Transition guidance varies based on the amendments in this ASU.  The amendments in this ASU that require transition guidance are effective for fiscal years and interim reporting periods after December 15, 2015.  Early adoption is permitted including adoption in an interim period.  All other amendments are effective upon the issuance of this ASU.  ASU 2015-10 did not have a material impact on the Company's consolidated financial statements.

Note 3 – Investments

The amortized cost and fair value of our available-for-sale (“AFS”) securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2015
Municipal bonds	$1,912	$138	$-	$2,050
Agency mortgage-backed securities	5,259	135	(26)	5,368
Non-agency mortgage-backed securities	506	-	(23)	483
Total	$7,677	$273	$(49)	$7,901
December 31, 2014
Municipal bonds	$1,911	$172	$-	$2,083
Agency mortgage-backed securities	7,024	110	(38)	7,096
Non-agency mortgage-backed securities	2,312	83	(50)	2,345
Total	$11,247	$365	$(88)	$11,524

The amortized cost and fair value of AFS securities at June 30, 2015, by contractual maturity, are shown below (in thousands).  Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At June 30, 2015
	Amortized Cost	Fair Value
Due in five to ten years	$1,912	$2,050
Due after ten years	5,765	5,851
Total	$7,677	$7,901

No securities were pledged to secure Washington State Public Funds as of June 30, 2015.

There were no sales of AFS securities during the three months ended June 30, 2015. We sold $1.7 million of non-agency mortgage-backed securities generating gross losses of $31,000 and no gross gains during the six months ended June 30, 2015. There were no sales of AFS securities during the three or six months ended June 30, 2014.

The following tables summarize at the dates indicated the aggregate fair value and gross unrealized loss by length of time of those investments that have been continuously in an unrealized loss position (in thousands):

	June 30, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$-	$-	$1,500	$(26)	$1,500	$(26)
Non-agency mortgage-backed securities	-	-	483	(23)	483	(23)
Total	$-	$-	$1,983	$(49)	$1,983	$(49)

	December 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$627	$(6)	$2,216	$(32)	$2,843	$(38)
Non-agency mortgage-backed securities	-	-	507	(50)	507	(50)
Total	$627	$(6)	$2,723	$(82)	$3,350	$(88)

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the cumulative roll forward of credit losses recognized in earnings during the three and six months ended June 30, 2015 and 2014 relating to the Company’s non-U.S. agency mortgage-backed securities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Estimated credit losses, beginning balance	$-	$450	$450	$450
Additions for credit losses not previously recognized	-	-	-	-
Reduction for increases in cash flows	-	-	-	-
Reduction of related OTTI due to sales	-	-	(450)	-
Reduction for realized losses	-	-	-	-
Estimated credit losses, ending balance	$-	$450	$-	$450

At June 30, 2015, our securities portfolio consisted of 14 agency mortgage-backed securities, one non-agency mortgage-backed security and five municipal securities with a fair value of $7.9 million.  At December 31, 2014, our securities portfolio consisted of 15 agency mortgage-backed securities, five non-agency mortgage-backed securities and five municipal bonds with a fair value of $11.5 million.  At June 30, 2015, one of the 14 agency mortgage-backed securities was in an unrealized loss position compared to three of the 15 agency mortgage-backed securities at December 31, 2014.  All of the agency mortgage-backed securities in an unrealized loss position at June 30, 2015 and December 31, 2014 were issued or guaranteed by U.S. governmental agencies.  The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral.  It is expected that these securities will not be settled at a price less than the amortized cost of each investment.  Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because we do not intend to sell the securities in this class and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered an other-than-temporary impairment (“OTTI”).

As of June 30, 2015, the only non-agency mortgage-backed security in our portfolio was in an unrealized loss position compared to one of the five non-agency mortgage-backed securities contained in our portfolio at December 31, 2014.  The unrealized loss was caused by changes in interest rates and market illiquidity causing a decline in the fair value subsequent to the purchase.  The contractual term of this investment does not permit the issuer to settle the security at a price less than par.  Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because we do not intend to sell the security and it is not likely that we will be required to sell this security before recovery of its amortized cost basis, which may include holding the security until contractual maturity, the unrealized loss on this investment is not considered an OTTI.

Note 4 – Loans

The composition of the loan portfolio at the dates indicated, excluding loans held for sale, was as follows (in thousands):

	At June 30, 2015	At December 31, 2014
Real estate loans:
One- to four- family	$131,362	$133,031
Home equity	32,844	34,675
Commercial and multifamily	176,025	168,952
Construction and land	44,348	46,279
Total real estate loans	$384,579	382,937
Consumer loans:
Manufactured homes	12,945	12,539
Other consumer	17,542	16,875
Total consumer loans	30,487	29,414
Commercial business loans	21,058	19,525
Total loans	436,124	431,876
Deferred fees	(1,527)	(1,516)
Total loans, gross	434,597	430,360
Allowance for loan losses	(4,572)	(4,387)
Total loans, net	$430,025	$425,973

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2015 (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$477	$70	$206	$18	$62	$8	$8	$-	$849
Collectively evaluated for impairment	1,117	439	1,301	327	131	175	137	96	3,723
Ending balance	$1,594	$509	$1,507	$345	$193	$183	$145	$96	$4,572
Loans receivable:
Individually evaluated for impairment	$5,534	$1,098	$2,800	$136	$370	$103	$119	$-	$10,160
Collectively evaluated for impairment	125,828	31,746	173,225	44,212	12,575	17,439	20,939	-	425,964
Ending balance	$131,362	$32,844	$176,025	$44,348	$12,945	$17,542	$21,058	$-	$436,124

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2014 (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$258	$28	$8	$14	$41	$18	$-	$-	$367
Collectively evaluated for impairment	1,184	573	1,236	385	152	149	108	233	4,020
Ending balance	$1,442	$601	$1,244	$399	$193	$167	$108	$233	$4,387
Loans receivable:
Individually evaluated for impairment	$4,186	$1,247	$2,956	$180	$404	$51	$124	$-	$9,148
Collectively evaluated for impairment	128,845	33,428	165,996	46,099	12,135	16,824	19,401	-	422,728
Ending balance	$133,031	$34,675	$168,952	$46,279	$12,539	$16,875	$19,525	$-	$431,876

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the activity in loan losses for the three months ended June 30, 2015 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$1,429	$-	$-	$165	$1,594
Home equity	514	-	6	(11)	509
Commercial and multifamily	1,406	-	-	101	1,507
Construction and land	414	(40)	-	(29)	345
Manufactured homes	184	(32)	2	39	193
Other consumer	154	(3)	3	29	183
Commercial business	104	-	-	41	145
Unallocated	231	-	-	(135)	96
Total	$4,436	$(75)	$11	$200	$4,572

The following table summarizes the activity in loan losses for the six months ended June 30, 2015 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$1,442	$(21)	$-	$173	$1,594
Home equity	601	(19)	10	(83)	509
Commercial and multifamily	1,244	-	-	263	1,507
Construction and land	399	(40)	-	(14)	345
Manufactured homes	193	(32)	5	27	193
Other consumer	167	(27)	9	34	183
Commercial business	108	-	-	37	145
Unallocated	233	-	-	(137)	96
Total	$4,387	$(139)	$24	$300	$4,572

The following table summarizes the activity in loan losses for the three months ended June 30, 2014 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$925	$-	$-	$(53)	$872
Home equity	529	(74)	4	(13)	446
Commercial and multifamily	1,832	(8)	-	(34)	1,790
Construction and land	240	-	-	20	260
Manufactured homes	186	(89)	4	36	137
Other consumer	100	(26)	4	9	87
Commercial business	99	-	-	38	137
Unallocated	265	-	-	197	462
Total	$4,176	$(197)	$12	$200	$4,191

The following table summarizes the activity in loan losses for the six months ended June 30, 2014 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$1,915	$(65)	$1	$(979)	$872
Home equity	781	(108)	33	(260)	446
Commercial and multifamily	300	(46)	1	1,537	1,790
Construction and land	318	-	-	(58)	260
Manufactured homes	209	(177)	5	98	137
Other consumer	109	(37)	7	8	87
Commercial business	102	-	-	35	137
Unallocated	443	-	-	19	462
Total	$4,177	$(433)	$47	$400	$4,191

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

The following table represents the internally assigned grades as of June 30, 2015 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:
Pass	$126,618	$31,124	$170,238	$44,141	$12,664	$17,383	$20,952	$423,120
Watch	2,384	1,297	4,093	166	203	56	106	8,305
Special Mention	1,268	-	-	-	34	-	-	1,302
Substandard	1,092	423	1,694	41	44	103	-	3,397
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$131,362	$32,844	$176,025	$44,348	$12,945	$17,542	$21,058	$436,124

The following table represents the internally assigned grades as of December 31, 2014 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:
Pass	$120,152	$30,785	$163,573	$45,427	$11,427	$16,587	$18,919	$406,870
Watch	11,793	3,322	3,740	852	1,038	240	606	21,591
Special Mention	-	-	-	-	24	-	-	24
Substandard	1,086	568	1,639	-	50	48	-	3,391
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$133,031	$34,675	$168,952	$46,279	$12,539	$16,875	$19,525	$431,876

Nonaccrual and Past Due Loans.  Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.  Loans are automatically placed on nonaccrual once the loan is 90 days past due or sooner if, in management’s opinion, the borrower may be unable to meet payment of obligations as they become due, as well as when required by regulatory authorities.

The following table presents the recorded investment in nonaccrual loans as of June 30, 2015 and December 31, 2014, by type of loan (in thousands):

	June 30, 2015	December 31, 2014
One- to four- family	$1,045	$1,092
Home equity	159	258
Commercial and multifamily	82	-
Construction and land	41	81
Manufactured homes	5	6
Other consumer	90	27
Total	$1,422	$1,464

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table represents the aging of the recorded investment in past due loans as of June 30, 2015 by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Still Accruing	Total Past Due	Current	Total Loans
One-to four- family	$-	$734	$391	$-	$1,125	$130,237	$131,362
Home equity	971	-	107	-	1,078	31,766	32,844
Commercial and multifamily	-	-	82	-	82	175,943	176,025
Construction and land	775	-	41	-	816	43,532	44,348
Manufactured homes	116	58	-	-	174	12,771	12,945
Other consumer	33	13	90	-	136	17,406	17,542
Commercial business	168	-	-	-	168	20,890	21,058
Total	$2,063	$805	$711	$-	$3,579	$432,545	$436,124

The following table represents the aging of the recorded investment in past due loans as of December 31, 2014 by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Still Accruing	Total Past Due	Current	Total Loans
One-to four- family	$1,300	$167	$720	$-	$2,187	$130,844	$133,031
Home equity	585	109	203	-	897	33,778	34,675
Commercial and multifamily	-	-	-	-	-	168,952	168,952
Construction and land	-	-	81	-	81	46,198	46,279
Manufactured homes	197	42	27	114	380	12,159	12,539
Other consumer	23	7	-	-	30	16,845	16,875
Commercial business	430	-	-	-	430	19,095	19,525
Total	$2,535	$325	$1,031	$114	$4,005	$427,871	$431,876

Nonperforming Loans.  Loans are considered nonperforming when they are placed on nonaccrual and/or when they are considered to be nonperforming troubled debt restructurings (“TDRs”) and/or when they are 90 days or greater past due and still accruing.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind.  Nonperforming TDRs include TDRs that do not have sufficient payment history (typically greater than six months) to be considered performing or TDRs that have become 31 or more days past due.

The following table represents the credit risk profile of our loan portfolio based on payment activity as of June 30, 2015 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Performing	$130,067	$32,341	$175,776	$44,307	$12,891	$17,451	$21,058	$433,891
Nonperforming	1,295	503	249	41	54	91	-	2,233
Total	$131,362	$32,844	$176,025	$44,348	$12,945	$17,542	$21,058	$436,124

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Impaired Loans.  A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the loan.  In the process of identifying loans as impaired, we take into consideration factors which include payment history and status, collateral value, financial condition of the borrower, and the probability of collecting scheduled payments in the future.  Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired.  The significance of payment delays and shortfalls is considered on a case by case basis, after taking into consideration the totality of circumstances surrounding the loans and the borrowers, including payment history. Impairment is measured on a loan by loan basis for all loans in the portfolio.  All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the allowance for loan losses.

The following table presents loans individually evaluated for impairment as of June 30, 2015 by type of loan (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
One-to four- family	$2,241	$2,418	$-
Home equity	345	345	-
Commercial and multifamily	250	271	-
Construction and land	41	41	-
Manufactured homes	29	29	-
Other consumer	6	6	-
Commercial business	-	-	-
Total	2,912	3,110	-
With an allowance recorded:
One-to four- family	3,293	3,293	477
Home equity	753	847	70
Commercial and multifamily	2,550	2,550	206
Construction and land	95	95	18
Manufactured homes	341	348	62
Other consumer	97	97	8
Commercial business	119	119	8
Total	7,248	7,349	849
Totals:
One-to-four family	5,534	5,711	477
Home equity	1,098	1,192	70
Commercial and multifamily	2,800	2,821	206
Construction and land	136	136	18
Manufactured homes	370	377	62
Other consumer	103	103	8
Commercial business	119	119	8
Total	$10,160	$10,459	$849

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents loans individually evaluated for impairment as of December 31, 2014 by type of loan (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
One-to four- family	$2,096	$2,340	$-
Home equity	494	555	-
Commercial and multifamily	1,492	1,542	-
Construction and land	100	100	-
Manufactured homes	87	94	-
Other consumer	21	21	-
Commercial business	124	124	-
Total	4,414	4,776	-
With an allowance recorded:
One-to four- family	2,090	2,090	258
Home equity	753	847	28
Commercial and multifamily	1,464	1,464	8
Construction and land	80	80	14
Manufactured homes	317	317	41
Other consumer	30	30	18
Commercial business	-	-	-
Total	4,734	4,828	367
Totals:
One-to four- family	4,186	4,430	258
Home equity	1,247	1,402	28
Commercial and multifamily	2,956	3,006	8
Construction and land	180	180	14
Manufactured homes	404	411	41
Other consumer	51	51	18
Commercial business	124	124	-
Total	$9,148	$9,604	$367

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the average recorded investment and interest income recognized on impaired loans by type of loan for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015			June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized		Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four- family	$1,978	$26	$1,449	$42	$2,017	$	$ 57	$1,143	$48
Home equity	448	5	544	16	463		9	444	18
Commercial and multifamily	767	3	2,261	61	1,008		7	2,172	74
Construction and land	30	-	72	5	53		-	55	5
Manufactured homes	61	1	94	2	70		1	95	4
Other consumer	10	-	7	1	14		-	10	1
Commercial business	61	-	74	3	82		-	161	-
Total	$3,354	35	4,501	130	3,707		74	4,080	150
With an allowance recorded:
One-to four- family	2,851	31	3,222	3	2,597		65	3,506	51
Home equity	701	4	1,102	-	718		14	1,185	16
Commercial and multifamily	2,000	37	739	-	1,821		63	1,066	23
Construction and land	128	1	134	-	112		2	152	3
Manufactured homes	326	6	496	5	323		12	513	16
Other consumer	50	-	15	-	43		1	15	-
Commercial business	60	1	55	-	40		3	92	2
Total	6,114	80	5,763	8	5,654		160	6,529	111
Totals:
One-to four- family	4,829	57	4,671	45	4,614		122	4,649	99
Home equity	1,149	9	1,646	16	1,181		23	1,629	34
Commercial and multifamily	2,767	40	3,000	61	2,829		70	3,238	97
Construction and land	158	1	206	5	165		2	207	8
Manufactured homes	387	7	590	7	393		13	608	20
Other consumer	60	-	22	1	57		1	25	1
Commercial business	121	1	129	3	122		3	253	2
Total	$9,468	$115	$10,264	$138	$9,361		$234	$10,609	$261

Forgone interest on nonaccrual loans was $40,000 and $57,000 for the six months ended June 30, 2015 and 2014, respectively.  There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual, TDR or impaired at June 30, 2015 or December 31, 2014.

Troubled debt restructurings.  Loans classified as TDRs totaled $7.3 million and $7.7 million at June 30, 2015 and December 31, 2014, respectively, and are included in impaired loans.  The Company has granted in its TDRs a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

Rate Modification: A modification in which the interest rate is changed.

Term Modification: A modification in which the maturity date, timing of payments or frequency of payments is changed.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

There were no new TDRs that occurred during the six months ended June 30, 2015 and three months ended June 30, 2014.

The following table presents new TDRs by type of modification that occurred during the six months ended June 30, 2014 (in thousands):

	Six months ended June 30, 2014
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
One-to four- family	1	$-	$-	$-	$176	$176
Total	1	$-	$-	$-	$176	$176

There were no post-modification changes for the recorded investment in loans that were recorded as a result of the TDRs for the three and six months ended June 30, 2015 and 2014, respectively.  At June 30, 2015 and June 30, 2014, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs.  The allowance for loan losses allocated to TDRs at June 30, 2015 and December 31, 2014 was $838,000 and $349,000, respectively.

The following table represents loans modified as TDRs within the previous 12 months for which there was a payment default during the three and six months ended June 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Home equity	$-	$-	$-	$-
Commercial and multifamily	-	582	-	582
Total	$-	$582	$-	$582

For the preceding tables, a loan is considered in default when a payment is 31 days past due.  At June 30, 2015, there were no TDRs  modified within the previous 12 months that were delinquent or on nonaccrual status.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5 – Fair Value Measurements

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether or not recognized or recorded at fair value as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$34,087	$34,087	$34,087	$-	$-
Available-for-sale securities	7,901	7,901	-	7,418	483
Loans held for sale	3,061	3,061	-	3,061	-
Loans	434,597	429,491	-	-	433,963
Accrued interest receivable	1,494	1,494	1,494	-	-
Mortgage servicing rights	3,271	3,271	-	-	3,271
FHLB stock	1,645	1,645	-	-	1,645
FINANCIAL LIABILITIES:
Non-maturity deposits	250,078	250,078	-	250,078	-
Time deposits	168,551	167,728	-	167,728	-
Borrowings	26,256	26,225	-	26,225	-
Accrued interest payable	79	79	-	79	-

	December 31, 2014		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$29,289	$29,289	$29,289	$-	$-
Available-for-sale securities	11,524	11,524	-	9,179	2,345
Loans held for sale	810	828	-	828	-
Loans	430,360	423,714	-	-	423,714
Accrued interest receivable	1,497	1,497	1,497	-	-
Mortgage servicing rights	3,028	3,028	-	-	3,028
FHLB Stock	2,224	2,224	-	-	2,224
FINANCIAL LIABILITIES:
Non-maturity deposits	235,870	235,870	-	235,870	-
Time deposits	171,939	172,334	-	172,334	-
Borrowings	30,578	30,534	-	30,534	-
Accrued interest payable	76	76	-	76	-

The following table presents the balance of assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

	Fair Value at June 30, 2015
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$2,050	$-	$2,050	$-
Agency mortgage-backed securities	5,368	-	5,368	-
Non-agency mortgage-backed securities	483	-	-	483
Mortgage servicing rights	3,271	-	-	3,271

	Fair Value at December 31, 2014
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$2,083	$-	$2,083	$-
Agency mortgage-backed securities	7,096	-	7,096	-
Non-agency mortgage-backed securities	2,345	-	-	2,345
Mortgage servicing rights	3,028	-	-	3,028

For the three and six months ended June 30, 2015 and 2014 there were no transfers between Level 1 and Level 2 nor between Level 2 and Level 3.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2015:

Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	105-462% (177%)
		Discount rate	8-12% (10%)

Non-agency mortgage-backed securities	Discounted cash flow	Discount rate	(8%)

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance, at fair value	$496	$2,393	$2,345	$2,419
OTTI impairment losses	-	-	-	-
Principal payments	(26)	(70)	(187)	(147)
Sales			(1,702)
Change in unrealized loss	13	260	27	311
Ending balance, at fair value	$483	$2,583	$483	$2,583

Mortgage servicing rights are measured at fair value using significant unobservable input (Level 3) on a recurring basis and a reconciliation of this asset can be found in Note 6 – Mortgage Servicing Rights.

The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at June 30, 2015
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$382	$-	$-	$382
Impaired loans	10,160	-	-	10,160

	Fair Value at December 31, 2014
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$323	$-	$-	$323
Impaired loans	9,148	-	-	9,148

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at June 30, 2015 or December 31, 2014.

The following table provides a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at June 30, 2015:

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

Available-for-sale (“AFS”) Securities – AFS securities are recorded at fair value based on quoted market prices, if available.  If quoted market prices are not available, management utilizes third-party pricing services or broker quotations from dealers in the specific instruments.  Level 2 securities include those traded on an active exchange, as well as U.S. government and its agencies securities.  Level 3 securities include private label mortgage-backed securities.

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At June 30, 2015 and December 31, 2014, loans held for sale were carried at cost.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6 – Mortgage Servicing Rights

The unpaid principal balances of loans serviced for Federal National Mortgage Association at June 30, 2015 and December 31, 2014, totaled approximately $369.6  million and $357.8 million, respectively, and was not included in the Company’s financial statements. We also service loans for other financial institutions.

A summary of the change in the balance of mortgage servicing rights during the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance, at fair value	$2,890	$2,948	$3,028	$2,984
Servicing rights that result from transfers of financial assets	214	129	431	185
Changes in fair value:
Due to changes in model inputs or assumptions(1)	352	144	174	284
Other(2)	(185)	(228)	(362)	(460)
Ending balance, at fair value	$3,271	$2,993	$3,271	$2,993

(1)	Represents changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates
(2)	Represents changes due to collection or realization of expected cash flows over time.

The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	At June 30,
	2015	2014
Prepayment speed (Public Securities Association “PSA” model)	177%	210%
Weighted-average life (years)	6.7	6.1
Yield to maturity discount rate	10.0%	10.0%

The amount of contractually specified servicing, late and ancillary fees earned and recorded in mortgage servicing income on the Condensed Consolidated Statements of Income was $214,000 and $469,000 for the three and six months ended June 30, 2015, respectively and $80,000 and $33,000 for the three and six months ended June 30, 2014, respectively.

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

Note 8 – Borrowings and FHLB Stock

The Company utilizes a loan agreement with the FHLB of Seattle. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial and multifamily portfolio based on the outstanding balance.  At June 30, 2015 and December 31, 2014, the amount available to borrow under this credit facility was $172.0 million and $133.3 million, respectively.  At June 30, 2015, the credit facility was collateralized as follows: one- to four- family mortgage loans with a market value of $72.8 million, commercial and multifamily mortgage loans with a market value of $84.0 million and home equity loans with a market value of $5.8 million. The Company had outstanding borrowings under this arrangement of $26.3 million and $30.6 million at June 30, 2015 and December 31, 2014, respectively.  Additionally, the Company had outstanding letters of credit from the FHLB with a notional amount of $42.5 million at June 30, 2015 and December 31, 2014 to secure public deposits which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.  The remaining amount available to borrow as of June 30, 2015 and December 31, 2014, was $103.2 million and $60.3 million, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances.  At June 30, 2015 and December 31, 2014, the Company had an investment of $1.6 million and $2.2 million, respectively, in FHLB stock.  Management periodically evaluates FHLB stock for impairment.  Management's determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.

On September 25, 2014, the FHLB of Seattle entered into an Agreement and Plan of Merger with and into the FHLB of Des Moines. The merger was approved by the members of both the Seattle and Des Moines Federal Home Loan Banks on February 27, 2015 and the merger was completed effective May 31, 2015.  Based on the above, the Company has determined there was no impairment on its FHLB stock investment as of June 30, 2015.

The Company participates in the Federal Reserve Bank Borrower-in-Custody program, which gives the Company access to the discount window.  The terms of the program call for a pledge of specific assets.  The Company had unused borrowing capacity of $18.0 million and $21.8 million and no outstanding borrowings under this program at June 30, 2015 and December 31, 2014, respectively.

The Company has access to a Fed Funds line of credit from the Pacific Coast Banker's Bank.  The line has a two-year term maturing on June 30, 2016 and is renewable biannually.  The Company had unused borrowing capacity of $2.0 million and no outstanding borrowings under this agreement at June 30, 2015 and December 31, 2014.

The Company has access to a Fed Funds line of credit from Zions Bank under a Fed Funds Sweep and Line Agreement established September 26, 2013.  The agreement allows access to a Fed Funds line of up to $9.0 million and requires the Company to maintain cash balances with Zions Bank of $250,000.  The agreement has no maturity date.  There were no outstanding borrowings on this line of credit at June 30, 2015 or December 31, 2014.

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

Earnings per common share are summarized for the periods presented in the following table (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$1,247	$1,216	$2,455	$2,203
Less net income attributable to participating securities(1)	44	20	80	37
Net income available to common shareholders	$1,203	$1,196	$2,375	$2,166
Weighted average number of shares outstanding, basic	2,510,673	2,509,551	2,517,734	2,508,122
Effect of potentially dilutive common shares(2)	91,311	91,212	85,043	94,285
Weighted average number of shares outstanding, diluted	2,601,984	2,600,763	2,602,777	2,602,407
Earnings per share, basic	$0.50	$0.48	$0.98	$0.88
Earnings per share, diluted	$0.48	$0.47	$0.94	$0.85
(1) Represents dividends paid and undistributed earnings allocated to non-vested restricted stock awards.
(2) Represents the effect of the assumed exercise of stock options and vesting of non-participating restricted shares, based on the treasury stock method.

There were no shares considered anti-dilutive for the three and six months ended June 30, 2015 or 2014.

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

As of June 30, 2015, awards for stock options totaling 228,090 shares and awards for restricted stock totaling 96,082 shares of Company common stock have been granted, net of any forfeitures, to participants in the Plans.  During the three and six months ended June 30, 2015 and June 30, 2014, share-based compensation expense totaled $104,000, $46,000, $207,000 and $244,000, respectively.

Stock Option Awards

All of the stock option awards granted under the Plans to date provide for the recipient's award to vest in 20 percent annual increments commencing one year from the grant date.  All of the options granted are exercisable for a period of 10 years from the date of grant, subject to vesting.  The following is a summary of the Company's stock option plan awards during the six months ended June 30, 2015:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at the beginning of the year	152,018	$13.20	7.21	$858,902
Granted	40,782	$18.36
Exercised	(1,783)	$9.53
Forfeited	-	$-
Expired	-	-
Outstanding at June 30, 2015	191,017	$14.41	7.84	$1,023,502
Exercisable	89,984	$12.07	6.37	$704,234
Expected to vest, assuming a 0% forfeiture rate over the vesting term	191,017	$14.34	7.84	$1,023,502

As of June 30, 2015, there was $772,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans.  The cost is expected to be recognized over the remaining weighted-average vesting period of 1.4 years.

The fair value of each option award granted is estimated on the date of grant using a Black-Scholes model.  The assumptions used for the six months ended June 30, 2015 are presented in the table below:

Annual dividend yield	1.20%
Expected volatility	24.80%
Risk-free interest rate	1.35%
Expected term	7.25 years
Weighted-average grant date fair value per option granted	$3.83

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Restricted Stock Awards

The fair value of the restricted stock awards is equal to the fair value of the Company’s stock at the date of grant.  Compensation expense is recognized over the vesting period that the awards are based.  The restricted stock awards granted under the 2008 Plan to date provide for vesting in 20 percent annual increments commencing one year from the grant date.  The restricted stock awards under the 2013 Plan to date vested 20% of a recipient’s award immediately with the balance of an individual’s award vesting in four equal annual installments commencing one year from the grant date.

The following is a summary of the Company’s outstanding restricted stock awards during the six months ended June 30, 2015:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2015	33,243	$2.49
Granted	10,208	3.83
Vested	(11,416)	1.94
Forfeited	(482)	1.31
Expired	-	-
Non-vested at June 30, 2015	31,553	$1.87
Expected to vest assuming a 0% forfeiture rate over the vesting term	31,553	$1.87

As of June 30, 2015, there was $605,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plan remaining.  The cost is expected to be recognized over the weighted-average vesting period of 1.45 years.  The total fair value of shares vested for the six months ended June 30, 2015 and 2014 was $240,000 and $269,000, respectively.

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company.  In August 2012, in conjunction with the Company’s “second step” conversion to become a fully converted public company, the ESOP borrowed $1.1 million from the Company to purchase additional common stock of the Company.  Both loans are being repaid principally by the Bank through contributions to the ESOP over a period of ten years.  The interest rate on the loans is fixed at 4.0% and 2.25%, per annum, respectively.  As of June 30, 2015, the remaining balances of the ESOP loans were $398,000 and $808,000, respectively.

Neither the loan balances nor the related interest expense are reflected on the condensed consolidated financial statements.

At June 30, 2015, the ESOP was committed to release 21,443 shares of the Company’s common stock to participants and held 88,243 unallocated shares remaining to be released in future years.  The fair value of the 195,528 shares of Company common stock held by the ESOP trust was $4.1 million at June 30, 2015.  ESOP compensation expense included in salaries and benefits was $102,000 and $204,000 for the three and six months ended June 30, 2015 and $76,000 and $155,000 for the three and six months ended June 30, 2014, respectively.

Note 11 – Subsequent Event

On July 30, 2015, the Company declared a quarterly cash dividend of $0.06 per common share, payable August 26, 2015 to shareholders of record at the close of business August 12, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:

•	changes in economic conditions, either nationally or in our market area;

•	fluctuations in interest rates;

•	the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of our allowance for loan losses;

•	the possibility of other-than-temporary impairments of securities held in our securities portfolio;

•	our ability to access cost-effective funding;

•	fluctuations in the demand for loans, the number of unsold homes, land and other properties, and fluctuations in real estate values and both residential and commercial and multifamily real estate market conditions in our market area;

•	secondary market conditions for loans and our ability to sell loans in the secondary market;

•	our ability to attract and retain deposits;

•	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and expected cost savings and other benefits within the anticipated time frames or at all, including, in particular, our recent acquisition of three branches from Columbia State Bank;

•	legislative or regulatory changes such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations that adversely affect our business, as well as changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including changes related to Basel III;

•	monetary and fiscal policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the U.S. Government and other governmental initiatives affecting the financial services industry;

•	results of examinations of Sound Financial Bancorp and Sound Community Bank by their regulators, including the possibility that the regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets, change Sound Community Bank’s regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

•	increases in premiums for deposit insurance;

•	our ability to control operating costs and expenses;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	difficulties in reducing risks associated with the loans on our balance sheet;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

•	computer systems on which we depend could fail or experience a security breach;

•	our ability to retain key members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

•	our ability to implement our business strategies;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

•	our ability to pay dividends on our common stock;

•	adverse changes in the securities markets;

•	the inability of key third-party providers to perform their obligations to us;

•	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described from time to time in this Form 10-Q and our 2014 Form 10-K and other filings with the SEC.

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

Sound Community Bank's deposits are insured up to applicable limits by the FDIC.  At June 30, 2015, Sound Financial Bancorp had total consolidated assets of $503.4 million, net loans of $430.0 million, deposits of $418.6 million and stockholders' equity of $51.8 million.  The shares of Sound Financial Bancorp are traded on The NASDAQ Capital Market under the symbol "SFBC."  Our executive offices are located at 2005 5th Avenue, Suite 200, Seattle, Washington, 98121.

Our principal business consists of attracting retail and commercial deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial and multifamily, consumer and commercial business loans and construction and land loans.  We offer a variety of secured and unsecured consumer loan products, including manufactured home loans, floating home loans, automobile loans, boat loans and recreational vehicle loans.  As part of our business, we focus on residential mortgage loan originations, many of which we sell to Fannie Mae.  We sell the majority of these loans with servicing retained to maintain the direct customer relationship and to continue providing strong customer service to our borrowers.  We originate and retain a significant amount of commercial real estate loans, including those secured by owner-occupied and non owner-occupied commercial real estate, multifamily property, manufactured home parks and construction and land development loans.

Critical Accounting Policies

Certain of our accounting policies are important to an understanding of our financial condition, since they require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for other-than-temporary impairment of securities, accounting for mortgage servicing rights, accounting for other real estate owned and accounting for deferred income taxes.  Our methodologies for analyzing the allowance for loan losses, mortgage servicing rights, other real estate owned and deferred tax asset accounts are described in our 2014 Form 10-K.  There have been no significant changes in the Company’s application of accounting policies since December 31, 2014.

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

General.   Total assets increased $8.2 million, or 1.7%, to $503.4 million at June 30, 2015 from $495.2 million at December 31, 2014.  This increase was primarily the result of a $4.8 million, or 16.4%, increase in cash and cash equivalents, a $2.3 million, or 277.9%, increase in loans held for sale and a $4.1 million, or 1.0%, increase in the net loan portfolio. These increases were primarily offset by a $3.6 million, or 31.4%, decrease in our available-for-sale securities.  Excess liquidity from a $10.8 million, or 2.7%, increase in deposits was primarily used to fund $6.4 million of loan growth including loans held for sale and pay down borrowings by $4.3 million.

Cash and Securities.  Cash and cash equivalents increased $4.8 million, or 16.4%, to $34.1 million at June 30, 2015 from $29.3 million at December 31, 2014. Available-for-sale securities, which consist primarily of agency mortgage-backed securities, decreased $3.6 million, or 31.4%, from $11.5 million at December 31, 2014 to $7.9 million at June 30, 2015 as a result of principal repayments and a $1.7 million sale of non-agency mortgage-backed securities during the first quarter of 2015.

Loans.  Our gross loan portfolio increased $4.2 million, or 1.0%, to $436.1 million at June 30, 2015 from $431.9 million at December 31, 2014.

The following table reflects the changes in the types of loans in our portfolio at June 30, 2015, as compared to December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014	Amount Change	Percent Change
One-to-four-family	$131,362	$133,031	$(1,669)	(1.3)%
Home equity	32,844	34,675	(1,831)	(5.3)
Commercial and multifamily	176,025	168,952	7,073	4.2
Construction and land	44,348	46,279	(1,931)	(4.2)
Manufactured homes	12,945	12,539	406	3.2
Other consumer	17,542	16,875	667	4.0
Commercial business	21,058	19,525	1,533	7.9
Total loans, before deferred fees and allowance for loan losses	$436,124	$431,876	4,248	1.0%

The increases in our loan portfolio were primarily a result of our loan production exceeding loan pay downs and pay-offs.  At June 30, 2015, our loan portfolio remained well-diversified with commercial and multifamily real estate loans accounting for 40.4% of the portfolio.  Residential real estate loans account for 30.1% of the portfolio.  Home equity, manufactured and other consumer loans account for 14.5% of the portfolio.  Construction and land loans account for 10.2% of the portfolio and commercial business loans account for the remaining 4.8% of total loans.

Loans held for sale increased $2.3 million, or 277.9%, to $3.1 million at June 30, 2015 from $810,000 at December 31, 2014. The increase in loans held for sale was a result of a $25.5 million increase in loan originations during the six months ended June 30, 2015 compared to the same period last year. The loan origination volume has increased from the previous year because mortgage interest rates have declined spurring an increase in refinance activity.

Mortgage Servicing Rights.  At June 30, 2015 and December 31, 2014, we had $3.3 million and $3.0 million, respectively, in mortgage servicing rights recorded at fair value.  We record mortgage servicing rights on loans sold to Fannie Mae and other financial institutions with servicing retained and upon acquisition of a servicing portfolio.  We stratify our capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  Mortgage servicing rights are carried at fair value.  If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.

Nonperforming Assets.  At June 30, 2015, nonperforming assets totaled $2.6 million, or 0.52% of total assets, compared to $4.2 million, or 0.84% of total assets at December 31, 2014.

The table below sets forth the amounts and categories of nonperforming assets at the dates indicated (dollars in thousands):

	Nonperforming Assets
	At June 30, 2015	At December 31, 2014	Amount Change	Percent Change
Nonaccrual loans	$1,422	$1,464	$(42)	(2.9)%
Accruing loans 90 days or more delinquent	-	114	32	28.1
Nonperforming TDRs	811	2,264	(1,599)	(70.6)
Total nonperforming loans	2,233	3,842	(1,609)	(41.9)
OREO and repossessed assets	382	323	59	18.3
Total nonperforming assets	$2,615	$4,165	$(1,550)	(37.2)%

Nonperforming loans, consisting of nonaccrual loans, accruing loans 90 days or more delinquent and nonperforming TDRs, to total loans decreased to $2.2 million or 0.51% of total loans at June 30, 2015 from $3.8 million or 0.89% of total loans at December 31, 2014.  This decrease reflects a $1.6 million decline in nonperforming TDRs during the six months ended June 30, 2015 primarily due to a nonperforming TDR being paid off during the period.   Our largest nonperforming loan at June 30, 2015 was a $173,000 one- to four- family residence and is performing as agreed under the new loan terms.

OREO and repossessed assets decreased during the three months ended June 30, 2015, due to the sale of three properties in the portfolio.  During the six months ended June 30, 2015, we repossessed one manufactured home valued at $36,000 and we sold three one- to four- family properties valued at $272,000.  The aggregate gain (loss) on all sales during the three and six months ended June 30, 2015 was $16,000 and $(22,000), respectively.  Our largest OREO property at June 30, 2015 consisted of a one- to four- family property with a recorded value of $201,000 located in King County, Washington.  Our next largest OREO at June 30, 2015 property was a $124,000 one- to four- family property located in King County, Washington.

Allowance for Loan Losses.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of evaluation in accordance with generally accepted accounting principles in the United States.  It is our best estimate of probable incurred credit losses in our loan portfolio.  The increase in the allowance for loan losses compared to the comparable period last year was necessary due to increased loan balances.

Our allowance for loan losses at June 30, 2015 was $4.6 million, or 1.05% of gross loans receivable compared to $4.4 million, or 1.02% of total loans receivable at December 31, 2014.  The allowance for loan losses includes the $300,000 provision for loan losses established during the six months ended June 30, 2015.

The following table reflects the adjustments in our allowance during the periods indicated (dollars in thousands):

	At and For the		At and For the
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$4,436	$4,176	$4,387	$4,177
Charge-offs	(75)	(197)	(139)	(433)
Recoveries:	11	12	24	47
Net charge-offs	(64)	(185)	(115)	(386)
Provisions charged to operations	200	200	300	400
Balance at end of period	$4,572	$4,191	$4,572	$4,191

RaRatio of net charge-offs during the period to average loans outstanding during the period	0.06%	0.18%	0.05%	0.19%

	At June 30, 2015	At December 31, 2014
AllAllowance as a percentage of nonperforming loans	204.75%	114.19%
AllAllowance as a percentage of total loans (end of period)	1.05	1.02

Specific loan loss reserves increased $482,000 at June 30, 2015 compared to December 31, 2014, while general loan loss reserves decreased $297,000 at June 30, 2015, compared to December 31, 2014.  The increase in specific loan loss reserves was primarily due to a change in valuation methods on a commercial real estate loan from cash flow to collateral resulting in a lower evaluation.  The decrease in general loan loss reserves was due to the improved credit quality of the loan portfolio.  Net charge-offs for the six months ended June 30, 2015 were $115,000, or 0.05%, of average loans on an annualized basis, compared to $386,000, or 0.19% of average loans on an annualized basis for the same period in 2014.  The decrease in net charge-offs was primarily due to improving economic conditions in our market area and continued efforts in credit administration.  As of June 30, 2015, the allowance for loan losses as a percentage of total loans receivable and nonperforming loans was 1.05% and 204.75%, respectively, compared to 1.02% and 114.19%, respectively, at December 31, 2014. The allowance for loan losses as a percentage of nonperforming loans improved due to a $1.6 million decrease in nonperforming loans to $2.2 million at June 30, 2015 from $3.8 million at December 31, 2014.

Deposits.  Total deposits increased $10.8 million, or 2.7%, to $418.6 million at June 30, 2015 from $407.8 million at December 31, 2014, primarily as a result of a $6.5 million, or 6.3%, increase in interest-bearing demand accounts, a $6.8 million, or 16.3% increase in noninterest-bearing demand accounts, and a $3.6 million, or 10.7%, increase in savings accounts.  These increases were partially offset by a $3.0 million, or 5.4%, decrease in money market accounts and a $3.4 million, or 2.0%, decrease in certificates of deposit.  The increases were the result of retail sales efforts during the period as we continued our emphasis on attracting low-cost core deposit accounts.  The decrease in money market and certificate of deposit accounts was primarily the result of some customers shifting these funds into interest-bearing demand accounts. At June 30, 2015, brokered deposits were $3.4 million compared to $5.0 million at December 31, 2014.

A summary of deposit accounts with the corresponding weighted average cost of funds is presented below (dollars in thousands):

	As of June 30, 2015			As of December 31, 2014
	Amount	Wtd. Avg. Rate		Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$48,562	0.00%		$41,773	0.00%
Interest-bearing demand	109,568	0.39		103,048	0.43
Savings	36,787	0.17		33,233	0.16
Money market	52,265	0.25		55,236	0.27
Certificates	168,551	1.09	(1)	171,939	1.03
Escrow	2,896	0.00		2,580	0.00
Total deposits	$418,629	0.66	%(1)	$407,809	0.60%

(1) Includes the amortization expense from the deposit premium paid on the purchase of deposits from Columbia State Bank in the third quarter of 2014.

Borrowings.  FHLB advances decreased $4.3 million, or 14.1%, to $26.3 million at June 30, 2015, with a weighted-average cost of 0.42%, from $30.6 million at December 31, 2014, with a weighted-average cost of 0.64%.  The decrease in average rate was due to a greater percentage of short term borrowings in the current period compared to December 31, 2014.  Excess funds from increased deposits and loan repayments during the six months ended June 30, 2015 were used to reduce borrowings.  We rely on FHLB advances to fund interest-earning assets when deposits alone cannot fully fund interest-earning asset growth.  This reliance on borrowings, rather than deposits, may increase our overall cost of funds.

Stockholders' Equity.  Total stockholders' equity increased $1.2 million, or 2.3%, to $51.8 million at June 30, 2015 from $50.6 million at December 31, 2014.  This increase primarily reflects $2.5 million in net income for the six months ended June 30, 2015, partially offset by $1.3 million in stock repurchases (at an average price of $19.84 per share) and the payment of cash dividends of $277,000 to common stockholders.

Comparison of Results of Operation for the Three and Six Months Ended June 30, 2015 and 2014

General.  Net income was $1.2 million, or $0.48 per diluted common share, for the three months ended June 30, 2015, an increase of $31,000 from the three months ended June 30, 2014.  The primary reasons for the improvement in the three months ended June 30, 2015 compared to the same period last year were increases in net interest income and noninterest income which were partially offset by an increase in noninterest expense.  Net income increased $252,000 to $2.5 million, or $0.94 per diluted common share, for the six months ended June 30, 2015, compared to $2.2 million, or $0.85 per diluted common share, for the six months ended June 30, 2014.  The primary reasons for the improvement in net income was an increase in net interest income, a lower provision for loan losses and an increase in noninterest income which was partially offset by an increase in noninterest expense.

Interest Income.  Interest income increased $170,000, or 3.2%, to $5.4 million for the three months ended June 30, 2015, from $5.2 million for the three months ended June 30, 2014.  Interest income increased $344,000, or 3.3%, to $10.8 million for the six months ended June 30, 2015, from $10.4 million for the six months ended June 30, 2014.  The increase in interest income for both the three and six months ended June 30, 2015, primarily reflected the increase in the average balance of interest-earning assets.  In particular, our average balance of loans receivable outpaced the decline in the weighted average yield on our interest-earning assets during the three and six months ended June 30, 2015 as compared to the same periods last year.

Our weighted average yield on interest-earning assets was 4.70% for both the three and six months ended June 30, 2015, compared to 4.97% and 5.00% for the three and six months ended June 30, 2014, respectively.  The weighted average yield on loans decreased to 5.01% and 4.97% for the three and six months ended June 30, 2015, respectively, from 5.17% and 5.21% for the three and six months ended June 30, 2014, respectively.  The weighted average yield on available-for-sale securities (including OTTI) was 0.62% and 0.70% for the three and six months ended June 30, 2015, respectively, compared to 1.70% and 1.30% for the three and six months ended June 30, 2014, respectively.  The declines in the average yields for both the loan and securities portfolio was due to the lower interest rate environment.

Interest Expense.  Interest expense increased $84,000, or 14.1%, to $680,000 for the three months ended June 30, 2015, from $596,000 for the three months ended June 30, 2014.  Interest expense increased $163,000, or 13.5%, to $1.4 million for the six months ended June 30, 2015, from $1.2 million for the six months ended June 30, 2014. We also had a $1.8 million and a $6.6 million decrease in the average balances of FHLB advances for the three and six months ended June 30, 2015, respectively from December 31, 2014.  Our weighted average cost of interest-bearing liabilities was 0.70% and 0.71% for the three and six months ended June 30, 2015, respectively, compared to 0.67% and 0.55% for the three and six months ended June 30, 2014, respectively.

Interest expense on deposits increased $109,000, or 19.8%, to $661,000 for the three months ended June 30, 2015, from $552,000 for the three months ended June 30, 2014.  Interest expense on deposits increased $210,000, or 18.9%, to $1.3 million for the six months ended June 30, 2015, from $1.1 million for the six months ended June 30, 2014.  These increases resulted from higher average balances of deposits outstanding in the period.  Our weighted average cost of deposits during the three and six months ended June 30, 2015 was 0.63% and 0.64%, respectively, as compared to 0.61% and 0.62% during the three and six months ended June 30, 2014, respectively.  The increase in average rates during the three and six months ended June 30, 2015 was primarily a result of the re-pricing of matured certificates of deposit.

Interest expense on borrowings decreased $25,000, or 56.8%, to $19,000 for the three months ended June 30, 2015, from $44,000 for the three months ended June 30, 2014.  Interest expense on borrowings decreased $47,000, or 50.0%, to $47,000 for the six months ended June 30, 2015, from $94,000 for the six months ended June 30, 2014.  The decrease was a result of a decrease in our cost of borrowings which was 0.50% and 0.48% for the three and six months ended June 30, 2015, respectively, as compared to 0.56% and 0.55% for the three and six months ended June 30, 2014, respectively.

Net Interest Income.  Net interest income increased $86,000, or 1.9%, to $4.7 million for the three months ended June 30, 2015, from $4.6 for the three months ended June 30, 2014.  Net interest income increased $181,000, or 2.0%, to $9.4 million for the six months ended June 30, 2015, from $9.2 million for the six months ended June 30, 2014.  The increase for three and six months ended June 30, 2015 resulted from increased interest income due to higher average loan balances.  Our average yield on loans receivable decreased during the three and six months ended June 30, 2015 as compared to the same periods last year as new loan originations are pricing lower than pay downs and paid loans which reflects the continued low rate environment.  Our net interest margin was 4.11% for both the three and six months ended June 30, 2015, respectively, compared to 4.40% and 4.43% for the three and six months ended June 30, 2014, respectively.

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

A provision of $200,000 and $300,000 was made during the three and six months ended June 30, 2015, respectively, compared to a provision of $200,000 and $400,000 during the three and six months ended June 30, 2014, respectively.  The reduced provision during the six months ended June 30, 2015 as compared to the same period last year, primarily reflects declines in loan charge-offs and improvements in our credit metrics partially offset by higher average loan balances and changes in the composition of our loan portfolio.

For the three months ended June 30, 2015, the annualized percentage of net charge-offs to average loans decreased 12 basis points to 0.06%, from 0.18% for the three months ended June 30, 2014.  For the six months ended June 30, 2015, the annualized percentage of net charge-offs to average loans decreased 14 basis points to 0.05%, from 0.19% for the six months ended June 30, 2014.

The ratio of nonperforming loans to total loans decreased two basis points to 0.51% at June 30, 2015 from 0.53% at June 30, 2014.

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

Noninterest Income.  Noninterest income increased $586,000, or 52.3%, to $1.7 million for the three months ended June 30, 2015, as compared to $1.1 million for the three months ended June 30, 2014 as reflected below (dollars in thousands):

	Three Months Ended June 30,		Amount	Percent
	2015	2014	Change	Change
Service charges and fee income	$671	$700	$(29)	4.1%
Earnings on cash surrender value of BOLI	84	86	(2)	(2.3)
Mortgage servicing income	214	80	134	167.5
Fair value adjustment on mortgage servicing rights	347	144	203	141.0
Net gain on sale of loans	390	110	280	254.5
Total noninterest income	$1,706	$1,120	$586	52.3%

Mortgage servicing income increased due to the increase in volume of loans being serviced by the Bank. The increase in the fair value adjustment on mortgage servicing rights was primarily a result of the duration on the underlying loans being projected to lengthen due to reduced refinance activity. The increase in gain on sale of loans was primarily reflective of higher volumes and average premiums on loans sold.

Noninterest income increased $972,000, or 51.0%, to $2.9 million for the six months ended June 30, 2015, as compared to $1.9 million for the six months ended June 30, 2014 as reflected below (dollars in thousands):

	Six Months Ended June 30,		Amount	Percent
	2015	2014	Change	Change
Service charges and fee income	$1,317	$1,234	$83	6.7%
Earnings on cash surrender value of BOLI	167	167	-	-
Mortgage servicing income	469	33	436	1321.2
Fair value adjustment on mortgage servicing rights	169	284	(115)	(40.5)
Other-than-temporary impairment losses	(31)	-	(31)	NM
Net gain on sale of loans	786	187	599	320.3
Total noninterest income	$2,877	$1,905	$972	51.0%

NM-not meaningful.

Mortgage servicing income increased due to the increase in volume of loans being serviced by the Bank. The increase in the fair value adjustment on mortgage servicing rights was primarily a result of the duration on the underlying loans being projected to lengthen due to the reduced refinance activity. The increase in gain on sale of loans was primarily reflective of higher volumes and average premiums on loans sold.

Noninterest Expense.  Noninterest expense increased $625,000, or 16.6%, to $4.4 million during the three months ended June 30, 2015 as compared to $3.7 million during the three months ended June 30, 2014, as reflected below (dollars in thousands):

	Three Months Ended June 30,		Amount	Percent
	2015	2014	Change	Change
Salaries and benefits	$2,205	$1,958	$247	12.6%
Operations	1,053	1,009	44	4.4
Regulatory assessments	230	75	155	206.7
Occupancy	448	327	121	37.0
Data processing	454	328	126	38.4
Losses and expenses on OREO and repossessed assets	10	78	(68)	(87.2)
Total noninterest expense	$4,400	$3,775	$625	16.6%

Salaries and benefits expense increased during the three months ended June 30, 2015, primarily due to an increase of three full time equivalent employees during the period.  Data processing expenses increased primarily due to the expansion of online and mobile banking offerings.  Regulatory assessments increased due to the fee structure utilized by the Washington State Department of Financial Institutions, for providing services to the Bank compared to the former regulatory agency that provided those services. Losses and expenses on OREO and repossessed assets decreased primarily due to lower levels of OREO and other repossessed assets during the three months ended June 30, 2015 as compared to the same period last year and improving values for real estate in the markets where we lend.

Noninterest expense increased $917,000, or 12.2%, to $8.4 million during the six months ended June 30, 2015 as compared to $7.5 million during the six months ended June 30, 2014, as reflected below (dollars in thousands):

	Six Months Ended June 30,		Amount	Percent
	2015	2014	Change	Change
Salaries and benefits	$4,460	$4,025	$435	10.8%
Operations	1,957	1,901	56	2.9
Regulatory assessments	296	135	161	119.3
Occupancy	773	613	160	26.1
Data processing	856	672	184	27.4
Losses and expenses on OREO and repossessed assets	82	161	(79)	(49.1)
Total noninterest expense	$8,424	$7,507	$917	12.2%

Salaries and benefits expense increased during the six months ended June 30, 2015, primarily due to an increase of three full time equivalent employees during the period and $207,000 of share based compensation expense.  Data processing expenses increased primarily due to the expansion of online and mobile banking offerings.  Regulatory assessments increased due to the fee structure utilized by the Washington State Department of Financial Institutions, for providing services to the Bank compared to the former regulatory agency that provided those services.  Losses and expenses on OREO and repossessed assets decreased primarily due to lower levels of OREO and other repossessed assets during the six months ended June 30, 2015 as compared to the same period last year and improving values for real estate in the markets where we lend.

Income Tax Expense.   For the three and six months ended June 30, 2015, we incurred income tax expense of $589,000 and $1.1 million on our pre-tax income as compared to $573,000 and $1.0 million for the three and six months ended June 30, 2014, respectively.  The effective tax rates for the three and six months ended June 30, 2015 were 32.1% and 31.3%, respectively.  The effective tax rates for the three and six months ended June 30, 2014 were 32.0% and 31.9%, respectively.

Liquidity

The Management Discussion and Analysis in Item 7 of the Company’s 2014 Form 10-K contains an overview of the Company’s and the Bank’s liquidity management, sources of liquidity and cash flows.  This discussion updates that disclosure for the six months ended June 30, 2015.

The Bank’s primary sources of funds are deposits, principal and interest payments on loans and borrowings.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank’s primary investing activity is loan originations.  The Bank maintains liquidity levels it believes to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  At June 30, 2015, the Bank had $42.0 million in cash and investment securities available for sale and $3.1 million in loans held for sale generally available for its cash needs.  Also, based on existing collateral pledged, the Bank had the ability to borrow an additional $93.8 million in Federal Home Loan Bank advances, $18.0 million through the Federal Reserve’s Discount Window, $9.0 million through a Fed Funds line at Zions Bank and $2.0 million through a Fed Funds line at Pacific Coast Banker’s Bank.  The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At June 30, 2015, outstanding loan commitments, including unused lines and letters of credit totaled $64.1 million.  Certificates of deposit scheduled to mature in one year or less at June 30, 2015, totaled $83.1 million.  Based on our competitive pricing, we believe that a majority of maturing deposits will remain with the Bank.

Cash and cash equivalents increased $4.8 million to $34.1 million as of June 30, 2015, from $29.3 million as of December 31, 2014.  Net cash used by operating activities was $631,000 for the six months ended June 30, 2015.  Net cash of $817,000 was used in investing activities during the six months ended June 30, 2015 and consisted principally of loan originations, net of principal repayments.  The $5.0 million of cash provided by financing activities during the six months ended June 30, 2015 was primarily a result of a $10.8 million net increase in deposits which was primarily used to fund loan growth, pay down $4.3 million in FHLB advances and increase on-balance sheet cash.

As a separate legal entity from the Bank, the Company must provide for its own liquidity.  At June 30, 2015, the Company, on an unconsolidated basis, had $51.3 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.  The Company’s principal source of liquidity is dividends from the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the six months ended June 30, 2015, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet loan commitments at June 30, 2015, is as follows (in thousands):

Off-balance sheet loan commitments:	At June 30, 2015
Residential mortgage commitments	$7,044
Undisbursed portion of loans originated	38,279
Unused lines of credit	31,020
Irrevocable letters of credit	197
Total loan commitments	$76,540

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

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will be required to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions.  This new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

Under the new standards, in order to be considered well-capitalized, the Bank must have to have a CET1 risk-based ratio of 6.5% (new), a Tier 1 risk-based ratio of 8% (increased from 6%), a total risk-based capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

Based on its capital levels at June 30, 2015, Sound Community Bank exceeded these requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC.  Based on capital levels at June 30, 2015, Sound Community Bank was considered to be well-capitalized under applicable regulatory requirements.  Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank's "well-capitalized" status.

The actual regulatory capital amounts and ratios calculated for Sound Community Bank at June 30, 2015 were as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2015
Tier 1 Capital to average assets	$50,264	10.21%	$19,700	>	4.0%	$24,626	>	5.0%
Common Equity Tier 1 risk-based capital ratio	$50,264	12.51%	$22,163	>	4.5%	$26.116	>	6.5%
Tier 1 Capital to risk-weighted assets	$54,836	12.51%	$24,107	>	6.0%	$32,142	>	8.0%
Total Capital to risk-weighted assets	$54,836	13.65%	$32,142	>	8.0%	$40,178	>	10.0%

For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at June 30, 2015 Sound Financial Bancorp would have exceeded all regulatory capital requirements.  The estimated regulatory capital ratios calculated for Sound Financial Bancorp as of June 30, 2015 were 10.23% for Tier 1 leverage-based capital, 12.51% for both Common Equity Tier 1 risk-based capital, Tier 1 Capital to risk-based assets and 13.63% for total risk-based capital.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company provided information about market risk in Item 7A of its 2014 Form 10-K.  There have been no material changes in our market risk since our 2014 Form 10-K.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act")), as of June 30, 2015, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the three months ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1	Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A	Risk Factors

Not required; the Company is a smaller reporting company.

Item 2	Unregistered Sales of Equity Securities and use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The table below sets forth information regarding the Company's common stock repurchases during the six months ended June 30, 2015:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
March 1- March 31, 2015	2,500	$18.95	2,500	60,871
April 1- April 30, 2015	8,400	$19.50	8,400	52,471
May 1 – May 31, 2015	4,000	19.85	4,000	48,471
June 1 – June 30, 2015	48,471	19.95	48,471	-
Total	63,371	$19.84	63,371

The above repurchase plan was announced on January 31, 2015, authorizing the repurchase of up to 2.5% of the Company’s outstanding shares. The term of the plan covered a twelve month period. All shares repurchased were done in the open market and the plan was completed in June 2015. No other repurchase plans have been authorized.

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

11	Statement re computation of per share earnings (See Note 13 of the Notes to Consolidated Financial Statements contained in Item 8, Part II of this Annual Report on Form 10-K.)
21	Subsidiaries of Registrant (incorporated herein by reference to the Registration Statement on Form SB-2 filed with the SEC on September 20, 2007 (File No. 333-146196))
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification
101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: August 13, 2015	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President and Chief Executive Officer

Date: August 13, 2015	By:	/s/ Matthew P. Deines
Matthew P. Deines
Executive Vice President and Chief Financial Officer