Form 10-Q
period 2015-09-30
Sound Financial Bancorp, Inc.
filed 2015-11-13
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to

COMMISSION FILE NUMBER 001-35633

Sound Financial Bancorp, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland	45-5188530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2005 5th Avenue, Suite 200, Seattle, Washington	98121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (206) 448-0884

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of November 10, 2015, there were 2,465,907 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2015 (unaudited)	December 31, 2014 (unaudited)
ASSETS
Cash and cash equivalents	$36,669	$29,289
Available-for-sale securities, at fair value	7,140	11,524
Loans held for sale	772	810
Loans	435,829	430,360
Allowance for loan losses	(4,682)	(4,387)
Total Loans, net	431,147	425,973
Accrued interest receivable	1,453	1,497
Bank-owned life insurance (“BOLI”), net	11,661	11,408
Other real estate owned (“OREO”) and repossessed assets, net	177	323
Mortgage servicing rights, at fair value	3,226	3,028
Federal Home Loan Bank (“FHLB”) stock, at cost	1,558	2,224
Premises and equipment, net	5,580	5,555
Other assets	2,638	3,556
Total assets	$502,021	$495,187
LIABILITIES
Deposits
Interest-bearing	$369,031	$363,456
Noninterest-bearing demand	50,544	44,353
Total deposits	419,575	407,809
Borrowings	24,096	30,578
Accrued interest payable	61	76
Other liabilities	4,531	5,606
Advance payments from borrowers for taxes and insurance	895	474
Total liabilities	449,158	444,543
COMMITMENTS AND CONTINGENCIES (NOTE 7)	-	-
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,465,907 and 2,524,645 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	25	25
Additional paid-in capital	22,643	23,552
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(1,140)	(1,140)
Retained earnings	31,168	28,024
Accumulated other comprehensive income (loss), net of tax	167	183
Total stockholders’ equity	52,863	50,644
Total liabilities and stockholders’ equity	$502,021	$495,187

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
INTEREST INCOME
Loans, including fees	$5,537	$5,339	$16,222	$15,687
Interest and dividends on investments, cash and cash equivalents	39	56	141	151
Total interest income	5,576	5,395	16,363	15,838
INTEREST EXPENSE
Deposits	662	580	1,985	1,692
Borrowings	23	32	70	126
Total interest expense	685	612	2,055	1,818
Net interest income	4,891	4,783	14,308	14,020
PROVISION FOR LOAN LOSSES	100	200	400	600
Net interest income after provision for loan losses	4,791	4,583	13,908	13,420
NONINTEREST INCOME
Service charges and fee income	641	805	1,958	2,040
Earnings on cash surrender value of bank-owned life insurance	85	87	253	253
Mortgage servicing income	202	202	671	235
Fair value adjustment on mortgage servicing rights	(22)	153	147	437
Loss on sale of securities	-	-	(31)	-
Net gain on sale of loans	360	184	1,146	371
Total noninterest income	1,266	1,431	4,144	3,336
NONINTEREST EXPENSE
Salaries and benefits	2,251	1,998	6,711	6,023
Operations	1,064	1,155	3,021	3,056
Regulatory assessments	180	66	476	201
Occupancy	413	381	1,186	994
Data processing	378	606	1,233	1,278
Net loss (gain) on sale of OREO and repossessed assets	96	(12)	178	149
Total noninterest expense	4,382	4,194	12,805	11,701
Income before provision for income taxes	1,675	1,820	5,247	5,055
Provision for income taxes	560	585	1,677	1,617
Net income	$1,115	$1,235	$3,570	$3,438

Earnings per common share:
Basic	$0.45	$0.49	$1.43	$1.37
Diluted	$0.44	$0.47	$1.38	$1.32
Weighted average number of common shares outstanding:
Basic	2,465	2,516	2,500	2,511
Diluted	2,552	2,609	2,586	2,605

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$1,115	$1,235	$3,570	$3,438
Available for sale securities:
Unrealized gains (losses) arising during the period, net of tax provision (benefits) of $(10), $33, $(19) and $234, respectively	(19)	64	(36)	456
Reclassification adjustment for net losses realized in income, net of tax provision of $0, $0, $11, and $0, respectively.	-	-	20	-
Other comprehensive income, net of tax	(19)	64	(16)	456
Comprehensive income	$1,096	$1,299	$3,554	$3,894

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2015 and 2014 (unaudited)
(Dollars in thousands, except per share amounts)

	Shares	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balances at December 31, 2013	2,510,810	$25	$23,829	$(1,369)	$24,288	$(269)	$46,504
Net income					3,438		3,438
Other comprehensive income, net of tax						456	456
Share-based compensation			289				289
Cash dividends on common stock ($0.05 per share)					(378)		(378)
Restricted stock awards issued	45,565
Common stock repurchased	(53,340)		(904)				(904)
Exercise of options	13,360		4				4
Balances at September 30, 2014	2,516,395	$25	$23,218	$(1,369)	$27,348	$187	$49,409

	Shares	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive income, net of tax	Total Stockholders’ Equity
Balances at December 31, 2014	2,524,645	$25	$23,552	$(1,140)	$28,024	$183	$50,644
Net income					3,570		3,570
Other comprehensive income, net of tax						(16)	(16)
Share-based compensation			322				322
Cash dividends paid on common stock ($0.17 per share)					(426)		(426)
Restricted stock awards issued	10,208
Restricted stock forfeited and retired	(8,981)
Common stock repurchased	(63,371)		(1,261)				(1,261)
Exercise of options	3,406		30			-	30
Balances at September 30, 2015	2,465,907	$25	$22,643	$(1,140)	$31,168	$167	$52,863

See notes to condensed consolidated financial statements

 SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,570	$3,438
Adjustments to reconcile net income to net cash from operating activities
Accretion of net premium on investments	96	329
Loss on sale of securities	31	-
Provision for loan losses	400	600
Depreciation and amortization	515	407
Compensation expense related to stock options and restricted stock	322	289
Fair value adjustment on mortgage servicing rights	(147)	(437)
Additions to mortgage servicing rights	(582)	(341)
Amortization of mortgage servicing rights	531	647
Increase in cash surrender value of BOLI	(253)	(253)
Gain on sale of loans	(1,146)	(371)
Proceeds from sale of loans	60,280	33,897
Originations of loans held for sale	(59,096)	(35,886)
Net Loss on sale and write-downs of OREO and repossessed assets	95	16
Change in operating assets and liabilities
Accrued interest receivable	44	(80)
Other assets	926	(170)
Accrued interest payable	(15)	(10)
Other liabilities	(1,075)	431
Net cash from (used by) operating activities	4,496	2,506
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available for sale securities	4,233	2,838
FHLB stock redeemed	666	67
Net increase in loans	(6,024)	(26,329)
Improvements to OREO and other repossessed assets	-	(11)
Proceeds from sale of OREO and other repossessed assets	501	1,367
Purchases of premises and equipment, net	(540)	(218)
Net cash used by investing activities	(1,164)	(22,286)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	11,766	33,232
Net cash received from acquisition	-	16,698
Proceeds from borrowings	64,000	135,500
Repayment of borrowings	(70,482)	(157,983)
Dividends paid on common stock	(426)	(378)
Net change in advances from borrowers for taxes and insurance	421	416
Proceeds from stock option exercises	30	4
Repurchase of common stock	(1,261)	(904)
Net cash from financing activities	4,048	26,585
Net increase in cash and cash equivalents	7,380	6,805
Cash and cash equivalents, beginning of period	29,289	15,334
Cash and cash equivalents, end of period	36,669	$22,139
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$2,325	$1,275
Interest paid on deposits and borrowings	$2,070	$1,828
Noncash net transfer from loans to OREO and repossessed assets	$450	$453
The following summarizes the non-cash activities related to the acquisition:
Fair value of assets acquired	$-	$4,904
Fair value of liabilities assumed	$-	$(21,602)
Net fair value of liabilities	$-	$(16,698)

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

In July 2015, the FASB issued ASU 2015-12, "Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (consensuses of the FASB Emerging Issues Task Force)."  The amendments of this ASU (i) require fully benefit-responsive investment contracts to be measured, presented and disclosed only at contract value, not fair value; (ii) simplify the investment disclosure requirements; and (iii) provide a measurement date practical expedient for employee benefit plans. This ASU is effective for fiscal years beginning after December 15, 2015, earlier adoption application is permitted.  This ASU is not expected to have a material effect on the Company's consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, deferring the effective date of the new revenue standard by one year. The standard also allows entities to choose to adopt the standard as of the original effective date. The FASB decided, based on its outreach to various stakeholders and the forthcoming amendments to the new revenue standard, that a deferral is necessary to provide adequate time to effectively implement the new revenue standard.

In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The ASU provides guidance not previously included in ASU 2015-03 regarding debt issuance related to line-of-credit arrangements. The amendment allows an entity to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs over the term of the line-of-credit arrangement, regardless if there are any outstanding borrowings on the line-of-credit arrangement. The amendment is effective for fiscal years beginning after December 15, 2015. This ASU is not expected to have a material effect on the Company's consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). The ASU simplifies the accounting for measurement period adjustments. The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period when the adjustment amounts are determined. The acquirer is required to record in the same period's financial statements the effect on earnings from changes in depreciation, amortization, or other income effects resulting from the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The acquirer must present separately on the income statement, or disclose in the notes, the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the provisional amount had been recognized at the acquisition date. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. This ASU is not expected to have a material effect on the Company's consolidated financial statements.

Note 3 – Investments

The amortized cost and fair value of our available-for-sale (“AFS”) securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2015
Municipal bonds	$1,912	$152	$-	$2,064
Agency mortgage-backed securities	4,510	111	(13)	4,608
Non-agency mortgage-backed securities	492	-	(24)	468
Total	$6,914	$263	$(37)	$7,140
December 31, 2014
Municipal bonds	$1,911	$172	$-	$2,083
Agency mortgage-backed securities	7,024	110	(38)	7,096
Non-agency mortgage-backed securities	2,312	83	(50)	2,345
Total	$11,247	$365	$(88)	$11,524

The amortized cost and fair value of AFS securities at September 30, 2015, by contractual maturity, are shown below (in thousands).  Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At September 30, 2015
	Amortized Cost	Fair Value
Due after five years to ten years	260	276
Due after ten years	6,654	6,864
Total	$6,914	$7,140

No securities were pledged to secure Washington State Public Funds as of September 30, 2015.

There were no sales of AFS securities during the three months ended September 30, 2015. We sold $1.7 million of non-agency mortgage-backed securities generating gross losses of $31,000 and no gross gains during the nine months ended September 30, 2015. There were no sales of AFS securities during the three or nine months ended September 30, 2014.

The following tables summarize at the dates indicated the aggregate fair value and gross unrealized loss by length of time of those investments that have been continuously in an unrealized loss position (in thousands):

	September 30, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$-	$-	$1,419	$(13)	$1,419	$(13)
Non-agency mortgage-backed securities	-	-	468	(24)	468	(24)
Total	$-	$-	$1,887	$(37)	$1,887	$(37)

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

	December 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$627	$(6)	$2,216	$(32)	$2,843	$(38)
Non-agency mortgage-backed securities	-	-	507	(50)	507	(50)
Total	$627	$(6)	$2,723	$(82)	$3,350	$(88)

The following table presents the cumulative roll forward of credit losses recognized in earnings during the three and nine months ended September 30, 2015 and 2014 relating to the Company’s non-U.S. agency mortgage-backed securities (in thousands):

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

At September 30, 2015, our securities portfolio consisted of 13 agency mortgage-backed securities, one non-agency mortgage-backed security and five municipal bonds with a fair value of $7.1 million.  At December 31, 2014, our securities portfolio consisted of 15 agency mortgage-backed securities, five non-agency mortgage-backed securities and five municipal bonds with an aggregate fair value of $11.5 million.  At September 30, 2015, the only non-agency mortgage-backed security was in an unrealized loss position compared to three of the 15 agency mortgage-backed securities at December 31, 2014.  All of the agency mortgage-backed securities in an unrealized loss position at September 30, 2015 and December 31, 2014 were issued or guaranteed by U.S. governmental agencies.  The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral.  It is expected that these securities will not be settled at a price less than the amortized cost of each investment.  Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because we do not intend to sell the securities in this class and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered an other-than-temporary impairment (“OTTI”).

As of September 30, 2015, the only non-agency mortgage-backed security in our portfolio was in an unrealized loss position compared to one of the five non-agency mortgage-backed securities contained in our portfolio at December 31, 2014.  The unrealized loss was caused by changes in interest rates and market illiquidity causing a decline in the fair value subsequent to the purchase.  The contractual term of this investment does not permit the issuer to settle the security at a price less than par.  Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because we do not intend to sell the security and it is not likely that we will be required to sell this security before recovery of its amortized cost basis, which may include holding the security until contractual maturity, the unrealized loss on this investment is not considered an OTTI.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4 – Loans

The composition of the loan portfolio at the dates indicated, excluding loans held for sale, was as follows (in thousands):

	At September 30, 2015	At December 31, 2014
Real estate loans:
One- to four- family	$137,131	$133,031
Home equity	31,821	34,675
Commercial and multifamily	164,179	168,952
Construction and land	49,034	46,279
Total real estate loans	$382,165	382,937
Consumer loans:
Manufactured homes	13,632	12,539
Other consumer	20,987	16,875
Total consumer loans	34,619	29,414
Commercial business loans	20,674	19,525
Total loans	437,458	431,876
Deferred fees	(1,629)	(1,516)
Total loans, gross	435,829	430,360
Allowance for loan losses	(4,682)	(4,387)
Total loans, net	$431,147	$425,973

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2015 (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$661	$89	$183	$18	$60	$-	$11	$-	$1,022
Collectively evaluated for impairment	1,107	430	1,158	99	132	169	123	442	3,660
Ending balance	$1,768	$519	$1,341	$117	$192	$169	$134	$442	$4,682
Loans receivable:
Individually evaluated for impairment	$5,984	$913	$1,976	$134	$362	$81	$157	$-	$9,607
Collectively evaluated for impairment	131,147	30,908	162,203	48,900	13,270	20,906	20,517	-	427,851
Ending balance	$137,131	$31,821	$164,179	$49,034	$13,632	$20,987	$20,674	$-	$437,458

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2014 (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$258	$28	$8	$14	$41	$18	$-	$-	$367
Collectively evaluated for impairment	1,184	573	1,236	385	152	149	108	233	4,020
Ending balance	$1,442	$601	$1,244	$399	$193	$167	$108	$233	$4,387
Loans receivable:
Individually evaluated for impairment	$4,186	$1,247	$2,956	$180	$404	$51	$124	$-	$9,148
Collectively evaluated for impairment	128,845	33,428	165,996	46,099	12,135	16,824	19,401	-	422,728
Ending balance	$133,031	$34,675	$168,952	$46,279	$12,539	$16,875	$19,525	$-	$431,876

The following table summarizes the activity in loan losses for the three months ended September 30, 2015 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$1,594	$-	$-	$174	$1,768
Home equity	509	-	25	(15)	519
Commercial and multifamily	1,507	-	-	(166)	1,341
Construction and land	345	-	1	(229)	117
Manufactured homes	193	-	-	(1)	192
Other consumer	183	(18)	2	2	169
Commercial business	145	-	-	(11)	134
Unallocated	96	-	-	346	442
Total	$4,572	$(18)	$28	$100	$4,682

The following table summarizes the activity in loan losses for the nine months ended September 30, 2015 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$1,442	$(21)	$-	$347	$1,768
Home equity	601	(19)	35	(98)	519
Commercial and multifamily	1,244	-	-	97	1,341
Construction and land	399	(40)	1	(242)	117
Manufactured homes	193	(32)	5	24	192
Other consumer	167	(45)	11	37	169
Commercial business	108	-	-	26	134
Unallocated	233	-	-	209	442
Total	$4,387	$(157)	$52	$400	$4,682

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the activity in loan losses for the three months ended September 30, 2014 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$872	$(51)	$64	$26	$911
Home equity	446	(187)	15	93	367
Commercial and multifamily	1,790	-	1	27	1,818
Construction and land	260	-	-	(21)	239
Manufactured homes	137	(12)	4	(15)	114
Other consumer	87	(5)	10	9	101
Commercial business	137	-	-	101	238
Unallocated	462	-	-	(20)	442
Total	$4,191	$(255)	$94	$200	$4,230

The following table summarizes the activity in loan losses for the nine months ended September 30, 2014 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$1,915	$(116)	$65	$(953)	$911
Home equity	781	(295)	48	(167)	367
Commercial and multifamily	300	(46)	2	1,562	1,818
Construction and land	318	-	-	(79)	239
Manufactured homes	209	(189)	9	85	114
Other consumer	109	(42)	17	17	101
Commercial business	102	-	-	136	238
Unallocated	443	-	-	(1)	442
Total	$4,177	$(688)	$141	$600	$4,230

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

The following table represents the internally assigned grades as of September 30, 2015 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:
Pass	$132,552	$30,389	$158,763	$48,928	$13,389	$20,846	$19,597	$424,464
Watch	1,477	771	3,979	65	168	60	1,037	7,557
Special Mention	1,410	-	-	-	33	-	40	1,483
Substandard	1,692	661	1,437	41	42	81	-	3,954
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$137,131	$31,821	$164,179	$49,034	$13,632	$20,987	$20,674	$437,458

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table represents the internally assigned grades as of December 31, 2014 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:
Pass	$120,152	$30,785	$163,573	$45,427	$11,427	$16,587	$18,919	$406,870
Watch	11,793	3,322	3,740	852	1,038	240	606	21,591
Special Mention	-	-	-	-	24	-	-	24
Substandard	1,086	568	1,639	-	50	48	-	3,391
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$133,031	$34,675	$168,952	$46,279	$12,539	$16,875	$19,525	$431,876

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

The following table presents the recorded investment in nonaccrual loans as of September 30, 2015 and December 31, 2014, by type of loan (in thousands):

	September 30, 2015	December 31, 2014
One- to four- family	$1,149	$1,092
Home equity	349	258
Construction and land	41	81
Manufactured homes	18	6
Other consumer	75	27
Total	$1,632	$1,464

The following table represents the aging of the recorded investment in past due loans as of September 30, 2015 by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Still Accruing	Total Past Due	Current	Total Loans
One-to four- family	$-	$340	$1,149	$338	$1,827	$135,304	$137,131
Home equity	938	7	299	-	1,244	30,577	31,821
Commercial and multifamily	63	-	-	-	63	164,116	164,179
Construction and land	-	-	41	-	41	48,993	49,034
Manufactured homes	77	32	5	-	114	13,518	13,632
Other consumer	34	4	75	-	113	20,874	20,987
Commercial business	9	-	-	-	9	20,665	20,674
Total	$1,121	$383	$1,569	$338	$3,411	$434,047	$437,458

The following table represents the aging of the recorded investment in past due loans as of December 31, 2014 by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Still Accruing	Total Past Due	Current	Total Loans
One-to four- family	$1,300	$167	$720	$-	$2,187	$130,844	$133,031
Home equity	585	109	203	-	897	33,778	34,675
Commercial and multifamily	-	-	-	-	-	168,952	168,952
Construction and land	-	-	81	-	81	46,198	46,279
Manufactured homes	197	42	27	114	380	12,159	12,539
Other consumer	23	7	-	-	30	16,845	16,875
Commercial business	430	-	-	-	430	19,095	19,525
Total	$2,535	$325	$1,031	$114	$4,005	$427,871	$431,876

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

The following table represents the credit risk profile of our loan portfolio based on payment activity as of September 30, 2015 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Performing	$135,644	$31,386	$164,179	$48,993	$13,578	$20,912	$20,674	$435,366
Nonperforming	1,487	435	-	41	54	75	-	2,092
Total	$137,131	$31,821	$164,179	$49,034	$13,632	$20,987	$20,674	$437,458

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

The following table presents loans individually evaluated for impairment as of September 30, 2015 by type of loan (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
One-to four- family	$1,134	$1,487	$-
Home equity	156	159	-
Commercial and multifamily	-	-	-
Construction and land	41	81	-
Manufactured homes	29	41	-
Other consumer	75	90	-
Commercial business	-	-	-
Total	1,435	1,858	-
With an allowance recorded:
One-to four- family	4,850	4,525	661
Home equity	757	851	89
Commercial and multifamily	1,976	1,976	183
Construction and land	93	93	18
Manufactured homes	333	333	60
Other consumer	6	6	-
Commercial business	157	157	11
Total	8,172	7,941	1,022
Totals:
One-to-four family	5,984	6,012	661
Home equity	913	1,010	89
Commercial and multifamily	1,976	1,976	183
Construction and land	134	174	18
Manufactured homes	362	374	60
Other consumer	81	96	-
Commercial business	157	157	11
Total	$9,607	$9,799	$1,022

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents loans individually evaluated for impairment as of December 31, 2014 by type of loan (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
One-to four- family	$2,096	$2,340	$-
Home equity	494	555	-
Commercial and multifamily	1,492	1,542	-
Construction and land	100	100	-
Manufactured homes	87	94	-
Other consumer	21	21	-
Commercial business	124	124	-
Total	4,414	4,776	-
With an allowance recorded:
One-to four- family	2,090	2,090	258
Home equity	753	847	28
Commercial and multifamily	1,464	1,464	8
Construction and land	80	80	14
Manufactured homes	317	317	41
Other consumer	30	30	18
Commercial business	-	-	-
Total	4,734	4,828	367
Totals:
One-to four- family	4,186	4,430	258
Home equity	1,247	1,402	28
Commercial and multifamily	2,956	3,006	8
Construction and land	180	180	14
Manufactured homes	404	411	41
Other consumer	51	51	18
Commercial business	124	124	-
Total	$9,148	$9,604	$367

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the average recorded investment and interest income recognized on impaired loans by type of loan for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four- family	$1,688	$19	$2,276	$22	$1,797	$45	$1,444	$70
Home equity	251	2	756	8	387	5	510	24
Commercial and multifamily	125	-	2,245	19	756	-	2,005	55
Construction and land	41	1	122	1	50	-	71	7
Manufactured homes	29	1	93	2	60	2	92	5
Other consumer	41	2	19	2	29	1	14	3
Commercial business	-	-	127	2	82	-	153	5
Total	2,174	25	5,638	56	3,159	53	4,289	169
With an allowance recorded:
One-to four- family	4,072	51	2,283	24	3,160	153	3,184	74
Home equity	755	8	789	8	728	23	1,078	24
Commercial and multifamily	2,263	30	737	21	1,860	78	1,168	59
Construction and land	94	1	82	1	107	4	134	3
Manufactured homes	337	6	395	7	325	18	474	20
Other consumer	52	-	6	-	34	1	12	-
Commercial business	138	2	-	-	69	5	69	-
Total	7,710	98	4,292	61	6,284	282	6,119	180
Totals:
One-to four- family	5,760	70	4,559	46	4,957	198	4,628	144
Home equity	1,006	10	1,545	16	1,115	28	1,588	48
Commercial and multifamily	2,388	30	2,982	40	2,616	78	3,173	114
Construction and land	135	2	204	2	157	4	205	10
Manufactured homes	366	7	488	9	385	20	566	25
Other consumer	93	2	25	2	63	2	26	3
Commercial business	138	2	127	2	151	5	222	5
Total	$9,884	$123	$9,930	$117	$9,443	$335	$10,408	$349

Forgone interest on nonaccrual loans was $72,000 and $61,000 for the nine months ended September 30, 2015 and 2014, respectively.  There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual, TDR or impaired at September 30, 2015 or December 31, 2014.

Troubled debt restructurings.  Loans classified as TDRs totaled $6.1 million and $7.7 million at September 30, 2015 and December 31, 2014, respectively, and are included in impaired loans.  The Company has granted in its TDRs a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

There were no new TDRs that occurred during the nine months ended September 30, 2015

The following table presents new TDRs by type of modification that occurred during the three months ended September 30, 2014 (in thousands):

	Three months ended September 30, 2014
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
Home equity	1	$-	$-	$-	$57	$57
Commercial and multifamily	1	-	-	-	1,473	1,473
Total	2	$-	$-	$-	$1,530	$1,530

The following table presents new TDRs by type of modification that occurred during the nine months ended September 30, 2014 (in thousands):

	Nine months ended September 30, 2014
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
One-to four- family	1	-	-	-	176	176
Home equity	1	-	-	-	57	176
Commercial and multifamily	1	-	-		1,473	1,473
Total	3	$-	$-	$-	$1,706	$1,706

There were no post-modification changes for the recorded investment in loans that were recorded as a result of the TDRs for the three and nine months ended September 30, 2015 and 2014, respectively.  At September 30, 2015 the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs.  The allowance for loan losses allocated to TDRs at September 30, 2015 and December 31, 2014 was $667,000 and $349,000, respectively.

The following table represents loans modified as TDRs within the previous 12 months for which there was a payment default during the three and nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
One- to four-family	$-	$176	$-	$176
Commercial and multifamily	-	-	-	-
Total	$-	$176	$-	$176

For the preceding tables, a loan is considered in default when a payment is 30 days past due.  At September 30, 2015, there were no TDRs modified within the previous 12 months that were delinquent or on nonaccrual status.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5 – Fair Value Measurements

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether or not recognized or recorded at fair value as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$36,669	$36,669	$36,669	$-	$-
Available for sale securities	7,140	7,140	-	7,140	-
Loans held for sale	772	797	-	797	-
Loans	435,829	430,652	-	-	430,652
Accrued interest receivable	1,453	1,453	1,453	-	-
Bank-owned life insurance, net	11,661	11,661	-	11,661	-
Mortgage servicing rights	3,226	3,226	-	-	3,226
FHLB stock	1,558	1,558	-	-	1,558
FINANCIAL LIABILITIES:
Non-maturity deposits	259,994	259,994	-	259,994	-
Time deposits	159,581	158,624	-	158,624	-
Borrowings	24,096	24,071	-	24,071	-
Accrued interest payable	61	61	-	61	-

	December 31, 2014		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$29,289	$29,289	$29,289	$-	$-
Available for sale securities	11,524	11,524	-	9,179	2,345
Loans held for sale	810	828	-	828	-
Loans	430,360	423,714	-	-	423,714
Accrued interest receivable	1,497	1,497	1,497	-	-
Bank-owned life insurance, net	11,661	11,661	-	11,661	-
Mortgage servicing rights	3,028	3,028	-	-	3,028
FHLB Stock	2,224	2,224	-	-	2,224
FINANCIAL LIABILITIES:
Non-maturity deposits	235,870	235,870	-	235,870	-
Time deposits	171,939	172,334	-	172,334	-
Borrowings	30,578	30,534	-	30,534	-
Accrued interest payable	76	76	-	76	-

The following table presents the balance of assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

	Fair Value at September 30, 2015
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$2,064	$-	$2,064	$-
Agency mortgage-backed securities	4,608	-	4,608	-
Non-agency mortgage-backed securities	468	-	-	468
Mortgage servicing rights	3,226	-	-	3,226

	Fair Value at December 31, 2014
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$2,083	$-	$2,083	$-
Agency mortgage-backed securities	7,096	-	7,096	-
Non-agency mortgage-backed securities	2,345	-	-	2,345
Mortgage servicing rights	3,028	-	-	3,028

For the three and nine months ended September 30, 2015 and 2014 there were no transfers between Level 1 and Level 2 nor between Level 2 and Level 3.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at September 30, 2015:

Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	105-380% (192%)
		Discount rate	8-12% (10%)

Non-agency mortgage-backed securities	Discounted cash flow	Discount rate	(8%)

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance, at fair value	$483	$2,583	$2,345	$2,419
OTTI impairment losses	-	-	-	-
Principal payments	(14)	(93)	(149)	(314)
Sales	-		(1,702)
Change in unrealized loss	(1)	15	(26)	400
Ending balance, at fair value	$468	$2,505	$468	$2,505

Mortgage servicing rights are measured at fair value using significant unobservable input (Level 3) on a recurring basis and a reconciliation of this asset can be found in Note 6 – Mortgage Servicing Rights.

The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at September 30, 2015
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$177	$-	$-	$177
Impaired loans	$9,607	-	-	$9,607

	Fair Value at December 31, 2014
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$323	$-	$-	$323
Impaired loans	9,148	-	-	9,148

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at September 30, 2015 or December 31, 2014.

The following table provides a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at September 30, 2015:

Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Market approach	Adjustment for differences between comparable sales	5-48% (21%)
Impaired loans	Market approach	Adjustment for differences between comparable sales	0-30% (7%)

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

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At September 30, 2015 and December 31, 2014, loans held for sale were carried at cost.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6 – Mortgage Servicing Rights

The unpaid principal balances of loans serviced for Fannie Mae at September 30, 2015 and December 31, 2014, totaled approximately $360.1 million and $357.8 million, respectively, and was not included in the Company’s financial statements. We also service loans for other financial institutions. The unpaid principal balances of loans serviced for other financial institutions at September 30, 2015 and December 31, 2014, totaled approximately $19.1 million and $14.2 million, respectively, and was not included in the Company’s financial statements.

A summary of the change in the balance of mortgage servicing rights during the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance, at fair value	$3,028	$2,993	$3,028	$2,984
Servicing rights that result from transfers of financial assets	146	157	582	341
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(22)	152	152	437
Other(2)	74	(187)	(536)	(647)
Ending balance, at fair value	$3,226	$3,115	$3,226	$3,115

(1) Represents changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates
(2) Represents changes due to collection or realization of expected cash flows over time.

The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	At September 30,
	2015	2014
Prepayment speed (Public Securities Association “PSA” model)	192%	196%
Weighted-average life (years)	6.43	6.41
Yield to maturity discount rate	10.0%	10.0%

The amount of contractually specified servicing, late and ancillary fees earned and recorded in mortgage servicing income on the Condensed Consolidated Statements of Income was $202,000 and $671,000 for the three and nine months ended September 30, 2015, respectively and $202,000 and $235,000 for the three and nine months ended September 30, 2014, respectively.

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

Note 8 – Borrowings and FHLB Stock

The Company utilizes a loan agreement with the FHLB of Des Moines. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial and multifamily portfolio based on the outstanding balance.  At September 30, 2015 and December 31, 2014, the amount available to borrow under this credit facility was $176.0 million and $133.3 million, respectively.  At September 30, 2015, the credit facility was collateralized as follows: one- to four- family mortgage loans with a market value of $76.5 million, commercial and multifamily mortgage loans with a market value of $96.7 million and home equity loans with a market value of $6.7 million. The Company had outstanding borrowings under this arrangement of $24.1 million and $30.6 million at September 30, 2015 and December 31, 2014, respectively.  Additionally, the Company had outstanding letters of credit from the FHLB with a notional amount of $42.5 million at both September 30, 2015 and December 31, 2014 to secure public deposits which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.  The remaining amount available to borrow as of September 30, 2015 and December 31, 2014, was $109.4 million and $60.3 million, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances.  At September 30, 2015 and December 31, 2014, the Company had an investment of $1.6 million and $2.2 million, respectively, in FHLB stock.  Management periodically evaluates FHLB stock for impairment.  Management's determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.

The Company participates in the Federal Reserve Bank Borrower-in-Custody program, which gives the Company access to the discount window.  The terms of the program call for a pledge of specific assets.  The Company had unused borrowing capacity of $25.9 million and $21.8 million and no outstanding borrowings under this program at September 30, 2015 and December 31, 2014, respectively.

The Company has access to a Fed Funds line of credit from the Pacific Coast Banker's Bank.  The line has a two-year term maturing on June 30, 2016 and is renewable biannually.  The Company had unused borrowing capacity of $2.0 million and no outstanding borrowings under this agreement at September 30, 2015 and December 31, 2014.

The Company has access to a Fed Funds line of credit from Zions Bank under a Fed Funds Sweep and Line Agreement established September 26, 2013.  The agreement allows access to a Fed Funds line of up to $9.0 million and requires the Company to maintain cash balances with Zions Bank of $250,000.  The agreement has no maturity date.  There were no outstanding borrowings on this line of credit at September 30, 2015 or December 31, 2014.

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

Earnings per common share are summarized for the periods presented in the following table (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$1,115	$1,235	$3,570	$3,438
Less net income attributable to participating securities(1)	38	22	118	60
Net income available to common shareholders	$1,077	$1,213	$3,452	$3,378
Weighted average number of shares outstanding, basic	2,465	2,516	2,500	2,511
Effect of potentially dilutive common shares(2)	87	93	86	94
Weighted average number of shares outstanding, diluted	2,552	2,609	2,586	2,605
Earnings per share, basic	$0.45	$0.49	$1.43	$1.37
Earnings per share, diluted	$0.44	$0.47	$1.38	$1.32
(1) Represents dividends paid and undistributed earnings allocated to non-vested restricted stock awards.
(2) Represents the effect of the assumed exercise of stock options and vesting of non-participating restricted shares, based on the treasury stock method.

There were no shares considered anti-dilutive for the three and nine months ended September 30, 2015 or 2014.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10 – Stock-based Compensation

Stock Options and Restricted Stock

The Company currently has two existing Equity Incentive Plans, a 2008 Equity Inventive Plan (the"2008 Plan") and a 2013 Equity Incentive Plan (the "2013 Plan"), both of which were approved by shareholders.  The Plans permit the grant of restricted stock, restricted stock units, stock options, and stock appreciation rights.  Under the 2008 Plan, 126,287 shares of common stock were approved for awards for stock options and stock appreciation rights and 50,514 shares of common stock were approved for awards for restricted stock and restricted stock units.  Under the 2013 Plan, 141,750 shares of common stock were approved for awards for stock options and stock appreciation rights and 56,700 shares of common stock were approved for awards for restricted stock and restricted stock units.

As of September 30, 2015, awards for stock options totaling 188,189 shares and awards for restricted stock totaling 31,553 shares of Company common stock  are outstanding.  During the three and nine months ended September 30, 2015 and September 30, 2014, share-based compensation expense totaled $115,000, $322,000, $45,000 and $289,000, respectively.

Stock Option Awards

All of the stock option awards granted under the Plans to date provide for the recipient's award to vest in 20 percent annual increments commencing one year from the grant date.  All of the options granted are exercisable for a period of 10 years from the date of grant, subject to vesting.  The following is a summary of the Company's stock option plan awards during the nine months ended September 30, 2015:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at the beginning of the year	152,018	$13.30	7.21	$858,902
Granted	40,782	$18.36
Exercised	(4,611)	$9.10
Forfeited	(1,205)	$16.80
Expired	-
Outstanding at September 30, 2015	188,189	$14.45		$1,067,032
Exercisable	87,166	$12.07		$701,686
Expected to vest, assuming a 0% forfeiture rate over the vesting term	188,189	$14.45		$1,067,032

As of September 30, 2015, there was $708,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans.  The cost is expected to be recognized over the remaining weighted-average vesting period of 1.7 years.

The fair value of each option award granted is estimated on the date of grant using a Black-Scholes model.  The assumptions used for the nine months ended September 30, 2015 are presented in the table below:

Annual dividend yield		1.2%
Expected volatility		24.8%
Risk-free interest rate		1.35%
Expected term	7.25	years
Weighted-average grant date fair value per option granted		$3.83

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Restricted Stock Awards

The fair value of the restricted stock awards is equal to the fair value of the Company’s stock at the date of grant.  Compensation expense is recognized over the vesting period that the awards are based.  The restricted stock awards granted under the 2008 Plan to date provide for vesting in 20 percent annual increments commencing one year from the grant date.  The restricted stock awards under the 2013 Plan to date vested 20% of a recipient’s award immediately with the balance of an individual’s award vestings in four equal annual installments commencing one year from the grant date.

The following is a summary of the Company’s outstanding restricted stock awards during the nine months ended September 30, 2015:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2015	33,243	$2.49
Granted	10,208	3.83
Vested	(11,416)	1.94
Forfeited	(482)	1.31
Expired	-	-
Non-vested at September 30, 2015	31,553	$1.87
Expected to vest assuming a 0% forfeiture rate over the vesting term	31,553	$1.87

As of September 30, 2015, there was $572,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plan remaining.  The cost is expected to be recognized over the weighted-average vesting period of 1.2 years.  The total fair value of shares vested for the nine months ended September 30, 2015 and 2014 was $240,000 and $269.000, respectively.

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company.  In August 2012, in conjunction with the Company’s “second step” conversion to become a fully converted public company, the ESOP borrowed $1.1 million from the Company to purchase additional common stock of the Company.  Both loans are being repaid principally by the Bank through contributions to the ESOP over a period of ten years.  The interest rate on the loans is fixed at 4.0% and 2.25%, per annum, respectively.  As of September 30, 2015, the remaining balances of the ESOP loans were $398,000 and $808,000, respectively.

Neither the loan balances nor the related interest expense are reflected on the condensed consolidated financial statements.

At September 30, 2015, the ESOP was committed to release 21,443 shares of the Company’s common stock to participants and held 109,686 unallocated shares remaining to be released in future years.  The fair value of the 194,728 shares of Company common stock held by the ESOP trust was $3.9 million at September 30, 2015.  ESOP compensation expense included in salaries and benefits was $110,000 and $313,000 for the three and nine months ended September 30, 2015 and $78,000 and $233,000 for the three and nine months ended September 30, 2014, respectively.

Note 11 – Subsequent Event

On October 29, 2015, the Company declared a quarterly cash dividend of $0.06 per common share, payable November 24, 2015 to shareholders of record at the close of business November 10, 2015.

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

Sound Community Bank's deposits are insured up to applicable limits by the FDIC.  At September 30, 2015, Sound Financial Bancorp had total consolidated assets of $502.0 million, net loans of $431.1 million, deposits of $419.6 million and stockholders' equity of $52.9 million.  The shares of Sound Financial Bancorp are traded on The NASDAQ Capital Market under the symbol "SFBC."  Our executive offices are located at 2005 5th Avenue, Suite 200, Seattle, Washington, 98121.

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

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

General.   Total assets increased $6.8 million, or 1.4%, to $502.0 million at September 30, 2015 from $495.2 million at December 31, 2014.  This increase was primarily the result of a $7.4 million, or 25.2%, increase in cash and cash equivalents and a $5.2 million, or 1.2%, increase in the net loan portfolio. These increases were primarily offset by a $4.4 million, or 38%, decrease in our available-for-sale securities and a $38,000, or 4.7%, decrease in loans held for sale.  Excess liquidity from a $11.8 million, or 2.9%, increase in deposits was primarily used to fund $5.5 million of loan growth and pay down borrowings by $6.5 million.

Cash and Securities.  Cash and cash equivalents increased $7.4 million, or 25.2%, to $36.7 million at September 30, 2015 from $29.3 million at December 31, 2014. Available-for-sale securities,  decreased $4.4 million, or 38.0%, from $11.5 million at December 31, 2014 to $7.1 million at September 30, 2015 as a result of principal repayments and a $1.7 million sale of non-agency mortgage-backed securities during the first quarter of 2015.

Loans.  Our gross loan portfolio, before deferred fees and allowance for loan losses, increased $5.6 million, or 1.3%, to $437.5 million at September 30, 2015 from $431.9 million at December 31, 2014.

The following table reflects the changes in the types of loans in our portfolio at September 30, 2015, as compared to December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014	Amount Change	Percent Change
One-to-four-family	$137,131	$133,031	$4,100	3.1%
Home equity	31,821	34,675	(2,854)	(8.2)
Commercial and multifamily	164,179	168,952	(4,773)	(2.8)
Construction and land	49,034	46,279	2,755	6.0
Manufactured homes	13,632	12,539	1,093	8.7
Other consumer	20,987	16,875	4,112	24.4
Commercial business	20,674	19,525	1,149	5.9
Total loans, before deferred fees and allowance for loan losses	$437,458	$$431,876	$5,582	1.29%

The increases in our loan portfolio were primarily a result of our loan production exceeding loan pay downs and pay-offs. At September 30, 2015, our loan portfolio remained well-diversified with commercial and multifamily real estate loans accounting for 37.5% of the portfolio. Residential real estate loans accounted for 31.3% of the portfolio and home equity, manufactured and other consumer loans accounted for 15.2% of the portfolio. Construction and land loans accounted for 11.2% of the portfolio and commercial business loans accounted for the remaining 4.7% of total loans.

Mortgage Servicing Rights.  At September 30, 2015 and December 31, 2014, we had $3.2 million and $3.0 million, respectively, in mortgage servicing rights recorded at fair value.  We record mortgage servicing rights on loans sold to Fannie Mae and other financial institutions with servicing retained and upon acquisition of a servicing portfolio.  We stratify our capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  Mortgage servicing rights are carried at fair value.  If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.

Nonperforming Assets.  At September 30, 2015, nonperforming assets totaled $2.3 million, or 0.5% of total assets, compared to $4.2 million, or 0.84% of total assets at December 31, 2014.

The table below sets forth the amounts and categories of nonperforming assets at the dates indicated (dollars in thousands):

	Nonperforming Assets
	At September 30, 2015	At December 31, 2014	Amount Change	Percent Change
Nonaccrual loans	$1,632	$1,464	$168	11.5%
Accruing loans 90 days or more delinquent	338	114	224	196.5
Nonperforming TDRs	121	2,264	(2,143)	-94.7
Total nonperforming loans	2,091	3,842	(1,751)	-45.6
OREO and repossessed assets	177	323	(146)	-45.1
Total nonperforming assets	$2,268	$4,165	$(1,897)	-45.5%

Nonperforming loans, consisting of nonaccrual loans, accruing loans 90 days or more delinquent and nonperforming TDRs, to total loans decreased to $2.1 million or 0.48% of total loans at September 30, 2015 from $3.8 million or 0.89% of total loans at December 31, 2014.  This decrease reflects a $2.1 million decline in nonperforming TDRs during the nine months ended September 30, 2015 primarily due to a nonperforming TDR being paid off during the period.   Our largest nonperforming loan at September 30, 2015 was a $324,000 one- to four- family residence.

OREO and repossessed assets decreased during the nine months ended September 30, 2015, due primarily to the sale of one- to four-family properties valued at $151,000 and the repossession of two manufactured homes valued at $56,000  The aggregate gain (loss) on all sales during the three and nine months ended September 30, 2015 was ($22,000) and ($44,000), respectively.  Our largest OREO property at September 30, 2015 consisted of a one- to four- family property with a recorded value of $124,000 located in Washington County, Washington.

Allowance for Loan Losses.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of evaluation in accordance with generally accepted accounting principles in the United States.  It is our best estimate of probable incurred credit losses in our loan portfolio.  The increase in the allowance for loan losses compared to the comparable period last year was primarily due to increased loan balances and lower net charge-offs.

Our allowance for loan losses at September 30, 2015 was $4.7 million, or 1.07% of gross loans receivable compared to $4.4 million, or 1.02% of total loans receivable at December 31, 2014.  The allowance for loan losses includes the $400,000 provision for loan losses established during the nine months ended September 30, 2015.

The following table reflects the adjustments in our allowance during the periods indicated (dollars in thousands):

	At and For the		At and For the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$4,572	$4,191	$4,387	$4,177
Charge-offs	(18)	(255)	(157)	(688)
Recoveries:	28	94	52	141
Net recoveries (charge-offs)	10	(161)	(105)	(547)
Provisions charged to operations	100	200	400	600
Balance at end of period	$4,682	$4,230	$4,682	$4,230

Ratio of net charge-offs during the period to average loans outstanding during the period	-0.01%	0.16%	0.03%	0.18%

AllAllowance as a percentage of nonperforming loans	223.8%			114.19%
AllAllowance as a percentage of total loans (end of period)	1.07%			1.02%

Specific loan loss reserves increased $655,000 at September 30, 2015 compared to December 31, 2014, while general loan loss reserves decreased $360,000 at September 30, 2015, compared to December 31, 2014.  The increase in specific loan loss reserves was primarily due to a change in valuation methods on a commercial real estate loan from cash flow to collateral value resulting in a lower valuation.  The decrease in general loan loss reserves was due to the improved credit quality of the loan portfolio.  Net charge-offs for the nine months ended September 30, 2015 were $105,000, or 0.03%, of average loans on an annualized basis, compared to $547,000, or 0.18% of average loans on an annualized basis for the same period in 2014.  The decrease in net charge-offs was primarily due to improving economic conditions in our market area and continued efforts in credit administration.  As of September 30, 2015, the allowance for loan losses as a percentage of total loans receivable and nonperforming loans was 1.07% and 223.8%, respectively, compared to 1.02% and 114.19%, respectively, at December 31, 2014. The allowance for loan losses as a percentage of nonperforming loans improved due to a $1.8 million decrease in nonperforming loans to $2.1 million at September 30, 2015 from $3.8 million at December 31, 2014.

Deposits.  Total deposits increased $11.8 million, or 2.9%, to $419.6 million at September 30, 2015 from $407.8 million at December 31, 2014, primarily as a result of a $16.5 million, or 16.1%, increase in interest-bearing demand accounts, a $5.5 million, or 13.3% increase in noninterest-bearing demand accounts, and a $3.8 million, or 11.3%, increase in savings accounts.  These increases were partially offset by a $1.8 million, or 3.2%, decrease in money market accounts and a $12.4 million, or 7.2%, decrease in certificates of deposit.  The increases were the result of retail sales efforts during the period as we continued our emphasis on attracting low-cost core deposit accounts.  The decrease in money market and certificate of deposit accounts was primarily the result of some customers shifting these funds into interest-bearing demand accounts. At September 30, 2015, brokered deposits were $5.8 million compared to $5.0 million at December 31, 2014.

A summary of deposit accounts with the corresponding weighted average cost of funds is presented below (dollars in thousands):

	As of September 30, 2015			As of December 31, 2014
	Amount	Wtd. Avg. Rate		Amount	Wtd. Avg. Rate
Noninterest-bearing checking	$47,311	0.00%		$41,773	0.00%
Interest-bearing checking	119,589	0.30		103,048	0.43
Savings	36,991	0.04		33,233	0.16
Money market	53,475	0.20		55,236	0.27
Certificates	159,581	1.10	(1)	171,939	1.03
Escrow	2,628	0.00		2,580	0.00
Total deposits	$419,575	0.53	%(1)	$407,809	0.60%

(1) Includes the amortization expense from the deposit premium paid on the purchase of deposits from Columbia State Bank in the third quarter of 2014.

Borrowings.  FHLB advances decreased $6.5 million, or 21.2%, to $24.1 million at September 30, 2015, with a weighted-average cost of 0.40%, from $30.6 million at December 31, 2014, with a weighted-average cost of 0.64%.  The decrease in average rate was due to a greater percentage of short term borrowings in the current period compared to December 31, 2014.  Excess funds from increased deposits and loan repayments during the nine months ended September 30, 2015 were used to reduce borrowings.  We rely on FHLB advances to fund interest-earning assets when deposits alone cannot fully fund interest-earning asset growth.  This reliance on borrowings, rather than deposits, may increase our overall cost of funds.

Stockholders' Equity.  Total stockholders' equity increased $2.3 million, or 4.5%, to $52.9 million at September 30, 2015 from $50.6 million at December 31, 2014.  This increase primarily reflects $3.6 million in net income for the nine months ended September 30, 2015, partially offset by $1.3 million in stock repurchases (at an average price of $19.84 per share) and the payment of cash dividends of $426,000 to common stockholders.

Comparison of Results of Operation for the Three and Nine Months Ended September 30, 2015 and 2014

General.  Net income was $1.1 million, or $0.44 per diluted common share, for the three months ended September 30, 2015, a decrease of $120,000 from the three months ended September 30, 2014.  The primary reasons for the decrease in the three months ended September 30, 2015 compared to the same period last year were a decrease in noninterest income and an increase in noninterest expense, which were partially offset by an increase in net interest income and a decrease in the provision. Net income increased $133,000 to $3.6 million, or $1.38 per diluted common share, for the nine months ended September 30, 2015, compared to $3.4 million, or $1.32 per diluted common share, for the nine months ended September 30, 2014.  The primary reasons for the improvement in net income during the nine month period was an increase in net interest income, a lower provision for loan losses and an increase in noninterest income which was partially offset by an increase in noninterest expense.

Interest Income.  Interest income increased $181,000, or 3.4%, to $5.6 million for the three months ended September 30, 2015, from $5.4 million for the three months ended September 30, 2014.  Interest income increased $525,000, or 3.3%, to $16.4 million for the nine months ended September 30, 2015, from $15.8 million for the nine months ended September 30, 2014.  The increase in interest income for both the three and nine months ended September 30, 2015, primarily reflected the increase in the average balance of interest-earning assets.  In particular, our average balance of loans receivable outpaced the decline in the weighted average yield on our interest-earning assets during the three and nine months ended September 30, 2015 as compared to the same periods last year.

Our weighted average yield on interest-earning assets was 4.7% and 4.7% for the three and nine months ended September 30, 2015, respectively, compared to 5.00% and 5.01% for the three and nine months ended September 30, 2014, respectively.  The weighted average yield on loans decreased to 5.04% and 5.00% for the three and nine months ended September 30, 2015, respectively, from 5.19% and 5.20% for the three and nine months ended September 30, 2014, respectively.  The weighted average yield on available-for-sale securities (including OTTI) was 2.08% and 2.16% for the three and nine months ended September 30, 2015, respectively, compared to 1.65% and 1.41% for the three and nine months ended September 30, 2014, respectively.  The decline in the average yield for the loan portfolio was due to the lower interest rate environment and the addition of new loans at lower average rates than those in the portfolio as of December 31, 2014.

Interest Expense.  Interest expense increased $73,000, or 11.9%, to $685,000 for the three months ended September 30, 2015, from $612,000 for the three months ended September 30, 2014.  Interest expense increased $237,000, or 13.0%, to $2.1 million for the nine months ended September 30, 2015, from $1.8 million for the nine months ended September 30, 2014. The average balances of FHLB advances for the three and nine months ended September 30, 2015, decreased as compared to the same periods last year.  Our weighted average cost of interest-bearing liabilities was 0.67% and 0.68% for the three and nine months ended September 30, 2015, respectively, compared to 0.68% and 0.57% for the three and nine months ended September 30, 2014, respectively.

Interest expense on deposits increased $82,000, or 14.1%, to $662,000 for the three months ended September 30, 2015, from $580,000 for the three months ended September 30, 2014.  Interest expense on deposits increased $292,000, or 17.3%, to $2.0 million for the nine months ended September 30, 2015, from $1.7 million for the nine months ended September 30, 2014.  These increases resulted from higher average balances of deposits outstanding of $425.3 million and $419.0 million  for the three and nine months ended September 30, 2015, respectively, as compared to the same periods last year.  Our weighted average cost of deposits during the three and nine months ended September 30, 2015 was 0.62% and 0.63%, respectively, as compared to 0.60% and 0.61% during the three and nine months ended September 30, 2014, respectively.  The increase in average rates during the three and nine months ended September 30, 2015 was primarily a result of the re-pricing of matured certificates of deposit.

Interest expense on borrowings decreased $9,000, or 28.1%, to $23,000 for the three months ended September 30, 2015, from $32,000 for the three months ended September 30, 2014.  Interest expense on borrowings decreased $56,000, or 44.4%, to $70,000 for the nine months ended September 30, 2015, from $126,000 for the nine months ended September 30, 2014.  The decrease was a result of a decrease in our cost of borrowings which was 0.40% and 0.45% for the three and nine months ended September 30, 2015, respectively, as compared to 0.64% and 0.57% for the three and nine months ended September 30, 2014, respectively.

Net Interest Income.  Net interest income increased $108,000, or 2.3%, to $4.9 million for the three months ended September 30, 2015, from $4.8 for the three months ended September 30, 2014.  Net interest income increased $289,000, or 2.1%, to $14.3 million for the nine months ended September 30, 2015, from $14.0 million for the nine months ended September 30, 2014.  The increase for three and nine months ended September 30, 2015 resulted from increased interest income due to higher average loan balances.  Our average yield on loans receivable decreased during the three and nine months ended September 30, 2015 as compared to the same periods last year as new loan originations are pricing lower than pay downs and paid loans which reflects the continued low rate environment.  Our net interest margin was 4.12%  and 4.10%for the three and nine months ended September 30, 2015, respectively, compared to 4.43% for both the three and nine months ended September 30, 2014.

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

A provision of $100,000 and $400,000 was made during the three and nine months ended September 30, 2015, respectively, compared to a provision of $200,000 and $600,000 during the three and nine months ended September 30, 2014, respectively.  The reduced provision during the nine months ended September 30, 2015 as compared to the same period last year, primarily reflects improvements in our credit metrics partially offset by higher average loan balances and changes in the composition of our loan portfolio.

For the three months ended September 30, 2015, the annualized percentage of net charge-offs to average loans decreased 15 basis points to -0.01%, from 0.16% for the three months ended September 30, 2014.  For the nine months ended September 30, 2015, the annualized percentage of net charge-offs to average loans decreased 15 basis points to 0.03%, from 0.18% for the nine months ended September 30, 2014.

The ratio of nonperforming loans to total loans decreased 38 basis points to 0.47% at September 30, 2015 from 0.85% at September 30, 2014.

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

Noninterest Income.  Noninterest income decreased $165,000, or 11.5%, to $1.3 million for the three months ended September 30, 2015, as compared to $1.4 million for the three months ended September 30, 2014 as reflected below (dollars in thousands):

	Three Months Ended September 30,		Amount	Percent
	2015	2014	Change	Change
Service charges and fee income	$641	$805	$(164)	(20.4)%
Earnings on cash surrender value of BOLI	85	87	(2)	(2.3)%
Mortgage servicing income	202	202	0
Fair value adjustment on mortgage servicing rights	(22)	153	(175)	(114.4)%
Net gain on sale of loans	360	184	176	95.7
Total noninterest income	$1,266	$1,431	$(165)	(11.5)%

Service charges and fee income declined due to lower loan fees for the three months ended September 30, 2015 compared to the same period in 2014. The decrease in the fair value adjustment on mortgage servicing rights was primarily a result of the duration on the underlying loans being projected to shorten due to increased refinance activity. The increase in gain on sale of loans was primarily reflective of higher volumes and average premiums on loans sold.

Noninterest income increased $808,000, or 24.2%, to $4.1 million for the nine months ended September 30, 2015, as compared to $3.3 million for the nine months ended September 30, 2014 as reflected below (dollars in thousands):

	Nine Months Ended September 30,		Amount	Percent
	2015	2014	Change	Change
Service charges and fee income	$1,958	$2,040	$(82)	-4.0%
Earnings on cash surrender value of BOLI	253	253	0
Mortgage servicing income	671	235	436	185.5%
Fair value adjustment on mortgage servicing rights	147	437	(290)	(66.3)%
Other-than-temporary impairment losses	(31)	-	(31)
Net gain on sale of loans	1,146	371	775	208.9%
Total noninterest income	$4,144	$3,336	$808	24.2%

Mortgage servicing income increased due to the increase in volume of loans being serviced by the Bank. The decrease in the fair value adjustment on mortgage servicing rights was primarily a result of the duration on the underlying loans being projected to shorten due to the increased refinance activity. The increase in gain on sale of loans was primarily reflective of higher volumes and average premiums on loans sold.

Noninterest Expense.  Noninterest expense increased $188,000, or 4.5%, to $4.4 million during the three months ended September 30, 2015 as compared to $4.2 million during the three months ended September 30, 2014, as reflected below (dollars in thousands):

	Three Months Ended September 30,		Amount	Percent
	2015	2014	Change	Change
Salaries and benefits	$2,251	$1,998	$253	12.7%
Operations	1,064	1,155	(91)	(7.9)%
Regulatory assessments	180	66	114	172.7%
Occupancy	413	381	32	8.4%
Data processing	378	606	(228)	(37.6)%
Losses and expenses on OREO and repossessed assets	96	(12)	108	900.0%
Total noninterest expense	$4,382	$4,194	$188	4.5%

Salaries and benefits expense increased during the three months ended September 30, 2015, primarily due to additional full time equivalent employees compared to the same period in 2014.  Regulatory assessments increased due to the fee structure utilized by the Washington State Department of Financial Institutions, for providing services to the Bank compared to the former regulatory agency that provided those services. Data processing expenses decreased primarily due to data processing expenses incurred in the three months ended September 30, 2014 related to the acquisition of three branches and data conversion for the accounts acquired in this transaction.  Losses and expenses on OREO and repossessed assets increased primarily due to expenses incurred to prepare a property for sale and a valuation write-down on one property.

Noninterest expense increased $1.1 million, or 9.4%, to $12.8 million during the nine months ended September 30, 2015 as compared to $11.7 million during the nine months ended September 30, 2014, as reflected below (dollars in thousands):

	Nine Months Ended September 30,		Amount	Percent
	2015	2014	Change	Change
Salaries and benefits	$6,711	$6,023	$688	11.4%
Operations	3,021	3,056	(35)	-1.1
Regulatory assessments	476	201	275	136.8
Occupancy	1,186	994	192	19.3
Data processing	1,233	1,278	(45)	-3.45
Losses and expenses on OREO and repossessed assets	178	149	29	19.5
Total noninterest expense	$12,805	$11,701	$1,104	9.4%

Salaries and benefits expense increased during the nine months ended September 30, 2015, primarily due to a net increase of three full time equivalent employees during the period.  Regulatory assessments increased due to the fee structure utilized by the Washington State Department of Financial Institutions, for providing services to the Bank compared to the former regulatory agency that provided those services.  .Occupancy expenses increased due to the operation of an additional branch for the full nine months ended September 30, 2015 compared to only two of the nine months ended September 30, 2014.

Income Tax Expense.   For the three and nine months ended September 30, 2015, we incurred income tax expense of $560,000 and $1.7 million on our pre-tax income as compared to $585,000 and $1.6 million for the three and nine months ended September 30, 2014, respectively.  The effective tax rates for the three and nine months ended September 30, 2015 were 33.3% and 32.0%, respectively.  The effective tax rates for the three and nine months ended September 30, 2014 were 32.1% and 32.0%, respectively.

Liquidity

The Management Discussion and Analysis in Item 7 of the Company’s 2014 Form 10-K contains an overview of the Company’s and the Bank’s liquidity management, sources of liquidity and cash flows.  This discussion updates that disclosure for the nine months ended September 30, 2015.

The Bank’s primary sources of funds are deposits, principal and interest payments on loans and borrowings.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank’s primary investing activity is loan originations.  The Bank maintains liquidity levels it believes to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  At September 30, 2015, the Bank had $43.8 million in cash and investment securities available for sale and $772,000 in loans held for sale generally available for its cash needs.  Also, based on existing collateral pledged, the Bank had the ability to borrow an additional $109.5 million in Federal Home Loan Bank advances, $25.9 million through the Federal Reserve’s Discount Window, $9.0 million through a Fed Funds line at Zions Bank and $2.0 million through a Fed Funds line at Pacific Coast Banker’s Bank.  The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At September 30, 2015, outstanding loan commitments, including unused lines and letters of credit totaled $61.0 million.  Certificates of deposit scheduled to mature in one year or less at September 30, 2015, totaled $91.9 million.  Based on our competitive pricing, we believe that a majority of maturing deposits will remain with the Bank.

Cash and cash equivalents increased $7.4 million to $36.7 million as of September 30, 2015, from $29.2 million as of December 31, 2014.  Net cash provided from operating activities was $4.5 million for the nine months ended September 30, 2015.  Net cash of $1.2 million was used in investing activities during the nine months ended September 30, 2015 and consisted principally of loan originations, net of principal repayments.  The $4.0 million of cash provided by financing activities during the nine months ended September 30, 2015 was primarily a result of an $11.8 million net increase in deposits which was primarily used to fund loan growth, pay down $6.5 million in FHLB advances and increase on-balance sheet cash.

As a separate legal entity from the Bank, the Company must provide for its own liquidity.  At September 30, 2015, the Company, on an unconsolidated basis, had $314,000 in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.  The Company’s principal source of liquidity is dividends from the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the nine months ended September 30, 2015, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet loan commitments at September 30, 2015, is as follows (in thousands):

Off-balance sheet loan commitments:	At September 30, 2015
Residential mortgage commitments	$4,749
Undisbursed portion of loans originated	41,015
Unused lines of credit	19,837
Irrevocable letters of credit	185
Total loan commitments	$65,786

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

Based on its capital levels at September 30, 2015, Sound Community Bank exceeded these requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC.  Based on capital levels at September 30, 2015, Sound Community Bank was considered to be well-capitalized under applicable regulatory requirements.  Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank's "well-capitalized" status.

The actual regulatory capital amounts and ratios calculated for Sound Community Bank at September 30, 2015 were as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2015
Tier 1 Capital to average assets	$51,695	10.22%	$20,230	>	4.0%	$25,287	>	5.0%
Common Equity Tier 1 risk-based capital ratio	$51,695	12.87%	$18,077	>	4.5%	$26,112	>	6.5%
Tier 1 Capital to risk-weighted assets	$51,695	12.87%	$24,103	>	6.0%	$32,138	>	8.0%
Total Capital to risk-weighted assets	$56,377	14.03%	$32,138	>	8.0%	$40,172	>	10.0%

For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at September 30, 2015 Sound Financial Bancorp would have exceeded all regulatory capital requirements.  The estimated regulatory capital ratios calculated for Sound Financial Bancorp as of September 30, 2015 were 10.31% for Tier 1 leverage-based capital, 12.98% for both Common Equity Tier 1 risk-based capital, Tier 1 Capital to risk-based assets and 14.15% for total risk-based capital.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company provided information about market risk in Item 7A of its 2014 Form 10-K.  There have been no material changes in our market risk since our 2014 Form 10-K.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act")), as of September 30, 2015, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the three months ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a)  Not applicable

(b)  Not applicable

(c)  The Company did not repurchase any shares of common stock during the three months ended September 30, 2015:

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

11	Statement re computation of per share earnings (See Note 9 of the Notes to Consolidated Financial Statements contained in, Part I, Item 1 of this Quarterly Report on Form 10-Q.)

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification
101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: November 13, 2015	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President and Chief Executive Officer

Date: November 13, 2015	By:	/s/ Matthew P. Deines
Matthew P. Deines
Executive Vice President and Chief Financial Officer