Form 10-K
period 2015-12-31
Sound Financial Bancorp, Inc.
filed 2016-03-30
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES ☐ NO ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☒

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
YES ☒ NO ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting Company. See definition of “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☒
(Do not check if smaller reporting Company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $45.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: As of March 25, 2016, there were 2,481,389 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K – Portions of the Registrant’s Proxy Statement for its 2016 Annual Meeting of Shareholders.

PART I

Item 1.	Business

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:

•	changes in economic conditions, either nationally or in our market area;
•	fluctuations in interest rates;
•	the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of our allowance for loan losses;
•	the possibility of other-than-temporary impairments of securities held in our securities portfolio;
•	our ability to access cost-effective funding;
•	fluctuations in the demand for loans, the number of unsold homes, land and other properties, and fluctuations in real estate values and both residential and commercial and multifamily real estate market conditions in our market area;
•	secondary market conditions for loans and our ability to sell loans in the secondary market;
•	our ability to attract and retain deposits;
•	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and expected cost savings and other benefits within the anticipated time frames or at all;
•	legislative or regulatory changes such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations that adversely affect our business, as well as changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including changes related to Basel III;
•	monetary and fiscal policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the U.S. Government and other governmental initiatives affecting the financial services industry;
•	results of examinations of Sound Financial Bancorp and Sound Community Bank by their regulators, including the possibility that the regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets, change Sound Community Bank’s regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;
•	increases in premiums for deposit insurance;
•	our ability to control operating costs and expenses;
•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	difficulties in reducing risks associated with the loans on our balance sheet;
•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
•	our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft;
•	our ability to retain key members of our senior management team;
•	costs and effects of litigation, including settlements and judgments;
•	our ability to implement our business strategies;
•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•	our ability to pay dividends on our common stock;
•	adverse changes in the securities markets;
•	the inability of key third-party providers to perform their obligations to us;
•	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and
•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described from time to time in this Form 10-K and our other filings with the U.S. Securities and Exchange Commission (the “SEC”) .

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

Sound Community Bank’s deposits are insured up to applicable limits by the FDIC. At December 31, 2015, Sound Financial Bancorp had total consolidated assets of $540.8 million, net loans of $454.8 million, deposits of $440.0 million and stockholders’ equity of $54.5 million. The shares of Sound Financial Bancorp are traded on The NASDAQ Capital Market under the symbol “SFBC.” Our executive offices are located at 2005 5th Avenue, Suite 200, Seattle, Washington, 98121.

Our principal business consists of attracting retail and commercial deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial and multifamily, construction and land, consumer and commercial business loans. We offer a variety of secured and unsecured consumer loan products, including manufactured home loans, floating homes, automobile loans, boat loans and recreational vehicle loans. As part of our business, we focus on residential mortgage loan originations, the majority of which we sell to Fannie Mae. We sell loans which conform to the underwriting standards of Fannie Mae (“conforming”) with servicing retained to maintain the direct customer relationship and to continue providing strong customer service to our borrowers. We also originate loans which do not conform to the underwriting standards of Fannie Mae (“non-conforming”) loans to be held in our loan portfolio and for sale with servicing released. We originate and retain a significant amount of commercial real estate loans, including those secured by owner-occupied and nonowner-occupied commercial real estate, multifamily property, manufactured home parks and construction and land development loans.

Market Area

We serve the Seattle Metropolitan Statistical Area (“MSA”), which includes the city of Seattle, King County, Snohomish County, and Pierce County within the Puget Sound region, and Clallam and Jefferson Counties on the North Olympic Peninsula of Washington. We serve these markets through our main office in Seattle, five branch offices, two of which are located in the Seattle MSA, two that are located in Clallam County and one that is located in Jefferson County, and a loan production office located in the Madison Park neighborhood of Seattle. Based on the most recent branch deposit data provided by the FDIC, our share of deposits in the Seattle-Tacoma-Bellevue MSA was approximately 0.18%, in King County approximately 0.10%, in Pierce County approximately 0.39% and in Snohomish County approximately 0.37%. In Clallam County and Jefferson County, we have approximately 15.59% and 3.63%, respectively, of the deposits in those markets. See “– Competition.”

Our market area includes a diverse population of management, professional and sales personnel, office employees, manufacturing and transportation workers, service industry workers and government employees, as well as retired and self-employed individuals. The population has a skilled work force with a wide range of education levels and ethnic backgrounds. Major employment sectors include information and communications technology, financial services, manufacturing, maritime, biotechnology, education, health and social services, retail trades, transportation and professional services. The largest employers headquartered in our market area include U.S. Joint Base Lewis-McChord, Navy Region Northwest, Microsoft, University of Washington, and Providence Health. Other significant employers include Costco, Boeing, Nordstrom, Amazon.com, Inc., Starbucks, Alaska Air Group and Weyerhaeuser.

Economic conditions have improved since the end of the economic recession, however, economic growth has been slow and uneven, presenting an unusually challenging environment for banks and their holding companies, including us. Property values, which began improving in 2013, have generally stabilized, although some properties collateralizing our loans are still valued lower than when the related loans were originated. Recent trends in housing prices and unemployment rates in our market areas generally reflect continuing improvement. For the month of December 2015, the Seattle MSA reported an unemployment rate of 5.0%, as compared to the national average of 4.8%, according to the latest available information from the Bureau of Labor Statistics. Home prices in our markets also improved over the past year. Based on information from Case-Shiller, the average home price in the Seattle MSA increased 10.0% in 2015 from 2014. This compares favorably to the national average home price index increase in 2015 of 5.4%.

King County has the largest population of any county in the state of Washington, covers approximately 2,100 square miles, and is located on the Puget Sound. It has approximately 2.0 million residents and a median household income of approximately $89,600. King County has a diversified economic base with many industries including shipping and transportation (Port of Seattle, Paccar, Inc. and Expeditors International of Washington, Inc.), retail (Amazon.com, Inc., Starbucks Corp. and Nordstrom, Inc.) aerospace (the Boeing Company) and computer technology (Microsoft Corp.) and biotech industries. Based on information from the Northwest Multiple Listing Service (“MLS”), the median sales price in King County in December 2015 was $508,000, a 15.0% increase from December 2014’s median sale price of $442,000.

Pierce County has the second largest population of any county in the State of Washington, covers approximately 1,700 square miles and is located along the southwestern Puget Sound. It has approximately 831,900 residents and a median household income of approximately $59,200. The Pierce County economy is diversified with the presence of military related government employment (Fort Lewis Army Base and McChord Air Force Base), transportation and shipping employment (Port of Tacoma), and aerospace related employment (Boeing). Based on information from the MLS, the median sale price in Pierce County in December 2015 was $252,500 a 9.8% increase from December 2014’s median sales price of $230,000.

Snohomish County has the third largest population of any county in the state of Washington, covers approximately 2,100 square miles and is located on Puget Sound touching the northern border of King County. It has approximately 757,600 residents and a median household income of approximately $69,400. The economy of Snohomish County is diversified with the presence of military related government employment (Everett Homeport Naval Base), aerospace related employment (Boeing) and retail trade. Based on information from the MLS, the median sales price in Snohomish County as of December 31, 2015 was $358,000, a 19.3% increase from December 2014’s median sales price of $300,000.

Clallam County, with a population of approximately 72,700, is ranked 18th among the counties in the state of Washington. It is bordered by the Pacific Ocean and the Strait of Juan de Fuca and covers 1,700 square miles, including the westernmost portion of the continental United States. It has approximately 35,800 households and median household income of approximately $47,000. The economy of Clallam County is primarily manufacturing and shipping. The Sequim Dungeness Valley continues to be a growing retirement location. Our offices are in Port Angeles and Sequim, the two largest cities in the county. Based on information from the MLS, the median sales price in Clallam County in December 2015 was $229,000, a 15.1% increase from 2014’s median sales price of $199,000.

Jefferson County, with a population of approximately 30,200, is the 27th largest county in the state of Washington. It is bordered by Clallam County and the Strait of Juan de Fuca to the north and the Hood Canal on the west and covers 2,200 square miles. The majority of the population lives in the northwestern portion of the county. Our office is located in Port Ludlow which is the third largest community in the county. Port Ludlow ranks 16th of 522 ranked areas in the state of Washington and is the most affluent area of Jefferson County. The economy of Jefferson County is primarily based on tourism, agriculture, lumber, fish processing and ship repair and ship maintenance. Port Ludlow is a popular retirement community and is a well-known port of call for leisure craft sailing between Puget Sound and the San Juan Islands. Based on information from the MLS, the average home price in Jefferson County as of December 2015 was $150,000, a 2.0% increase from 2014’s median price of $147,000.

According to the latest available information from the Bureau of Labor Statistics, King and Snohomish Counties reported an unemployment rate of 4.5% and 5.0%, respectively, as of December 2015, as compared to the state and national unemployment rates of 5.8% and 4.8%, respectively. The unemployment rates for Clallam and Pierce Counties are above the state and national rates as of December 2015. The unemployment rate in Clallam County decreased from 9.3% as of December 2014 to 9.0% as of December 2015, while the unemployment rate in Pierce County decreased from 7.3% as of December 2014 to 7.2% as of December 2015. The unemployment rate in Jefferson County as of December 2015 of 8.6% remained unchanged from December 2014.

Lending Activities

The following table presents information concerning the composition of our loan portfolio, excluding loans held-for-sale by the type of loan for the dates indicated (dollars in thousands):

	December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
One- to four-family	$141,125	30.61%	$133,031	30.80%	$117,739	30.02%	$94,059	28.71%	$94,498	31.45%
Home equity	31,573	6.85	34,675	8.03	35,155	8.96	35,364	10.80	39,656	13.20
Commercial and multifamily	175,312	38.01	168,952	39.12	157,516	40.17	133,620	40.79	106,016	35.27
Construction and land	57,043	12.37	46,279	10.72	44,300	11.30	25,458	7.77	17,805	5.93
Total real estate loans	405,053	87.84	382,937	88.67	354,710	90.45	288,501	88.07	257,975	85.85
Consumer loans:
Manufactured homes	13,798	2.99	12,539	2.90	13,496	3.44	16,232	4.96	18,444	6.14
Floating Homes	18,226	3.95	11,680	2.71	5,551	1.42	3,317	1.01	6,430	2.14
Other consumer	4,804	1.05	5,195	1.20	4,733	1.20	5,333	1.63	10,920	1.49
Total consumer loans	36,828	7.99	29,414	6.81	23,780	6.06	24,882	7.60	29,364	9.77
Commercial business loans	19,295	4.18	19,525	4.52	13,668	3.49	14,193	4.33	13,163	4.38
Total loans	461,176	100.00%	431,876	100.00%	392,158	100.00%	327,576	100.00%	300,502	100.00%
Less:
Deferred fees and discounts	1,707		1,516		1,232		832		406
Allowance for loan losses	4,636		4,387		4,177		4,248		4,455
Total loans, net	$454,833		$425,973		$386,749		$322,496		$295,641

The following table shows the composition of our loan portfolio in dollar amounts and in percentages by fixed and adjustable rate loans for the dates indicated (dollars in thousands):

	December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed-rate loans:
Real estate loans:
One- to four-family	129,762	28.14%	$118,083	27.34%	$103,756	26.46%	$79,020	24.12%	$78,145	26.00%
Home equity	11,042	2.39	12,003	2.78	13,530	3.45	9,605	2.93	9,276	3.09
Commercial and multifamily	92,205	19.99	103,303	23.92	100,031	25.51	76,957	23.49	45,034	14.99
Construction and land	51,572	11.18	39,147	9.07	37,668	9.61	22,346	6.82	17,458	5.81
Total real estate loans	284,581	61.71	272,536	63.11	254,985	65.03	187,928	57.36	149,913	49.89
Manufactured homes	13,798	2.99	12,539	2.90	13,496	3.44	16,232	4.96	18,444	6.14
Floating Homes	18,226	3.94	11,680	2.70	5,551	2.41	3,317	1.01	6,430	2.14
Other consumer	4,082	0.89	4,447	1.04	3,944	1.41	4,450	1.36	3,300	1.10
Commercial business	9,392	2.04	11,024	2.55	5,603	1.43	9,268	2.83	8,041	2.67
Total fixed-rate loans	330,079	71.57	312,226	72.30	283,579	72.32	221,195	67.52	186,128	61.94
Adjustable-rate loans:
Real estate loans:
One- to four-family	11,363	2.46	14,948	3.46	13,983	3.57	15,039	4.59	16,353	5.44
Home equity	20,531	4.45	22,672	5.25	21,625	5.51	25,759	7.86	30,380	10.11
Commercial and multifamily	83,107	18.02	65,649	15.20	57,485	14.66	56,663	17.30	60,982	20.29
Construction and land	5,471	1.19	7,132	1.65	6,632	1.69	3,112	0.95	347	0.12
Total real estate loans	120,472	26.12	110,401	25.56	99,725	25.43	100,573	30.70	108,062	35.96
Other consumer	722	0.16	746	0.17	789	0.20	883	0.27	1,190	0.40
Commercial business	9,903	2.15	8,501	1.97	8,065	2.05	4,925	1.50	5,122	1.70
Total adjustable-rate loans	131,097	28.43	119,648	27.70	108,579	27.68	106,381	32.48	114,374	38.06
Total loans	461,176	100.00%	431,876	100.00%	392,158	100.00%	327,576	100.00%	300,502	100.00%
Less:
Deferred fees and discounts	1,707		1,516		1,232		832		406
Allowance for loan losses	4,636		4,387		4,177		4,248		4,455
Total loans, net	$454,833		$425,973		$386,749		$322,496		$295,641

The following table illustrates the contractual maturity of our construction, land and commercial business loans at December 31, 2015 (dollars in thousands). Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The total amount of loans due after December 31, 2016, which have predetermined interest rates, is $21.2 million, while the total amount of loans due after such date, which have floating or adjustable interest rates, is $4.9 million. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Construction and Land		Commercial Business		Total(1)
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2016(2)	$42,978	5.57%	$7,259	5.05%	$50,237	5.49%
2017 to 2020	10,088	6.31	6,331	4.93	16,419	5.78%
2021 and following	3,977	6.85	5,705	5.37	9,682	5.98%
Total(1)	$57,043	5.79%	$19,295	5.10%	$76,338	5.62%
(1)	Excludes deferred fees and discounts of $383,000.
(2)	Includes demand loans, loans having no stated maturity and overdraft loans.

Lending Authority. Our President and Chief Executive Officer(CEO) may approve unsecured loans up to $1,000,000 and all types of secured loans up to 30% of our legal lending limit, or approximately $3.5 million as of December 31, 2015. Our Executive Vice President and Chief Credit Officer (CCO) may approve unsecured loans up to $400,000 and secured loans up to 15% of our legal lending limit, or approximately $1.7 million as of December 31, 2015. Any loans over the President and Chief Executive Officer’s lending authority or loans otherwise outside our general underwriting guidelines must be approved by the Loan Committee. The Loan Committee consists of three independent directors, the CEO and the CCO. Lending authority is also granted to certain other lending staff at lower amounts, generally up to 7.5% of our legal lending limit for real estate secured loans and $50,000 for unsecured loans provided the loan has no policy exceptions.

Largest Borrowing Relationships. At December 31, 2015, the maximum amount under federal law that we could lend to any one borrower and the borrower’s related entities was approximately $11.5 million. Our five largest relationships totaled $35.3 million in the aggregate, or 7.7% of our $461.2 million gross loan portfolio, at December 31, 2015. The largest relationship was for $9.6 million in loans to businesses with common ownership collateralized by residential construction properties. The second largest relationship consists of $6.8 million in loans collateralized by multifamily construction properties. The next three largest lending relationships at December 31, 2015, were: $6.7 million in loans to businesses with common ownership collateralized by multifamily real estate; a $6.2 million loan collateralized by one-to-four family real estate; and $6.1 million in loans to businesses with common ownership collateralized by multifamily construction properties. At December 31, 2015, we had five other lending relationships that exceeded $4.5 million. All of the loans in these relationships were performing in accordance with their repayment terms as of December 31, 2015.

One- to Four-Family Real Estate Lending. One of our primary lending activities is the origination of loans secured by first mortgages on one- to four-family residences, substantially all of which are secured by property located in our geographic lending area. We originate both fixed-rate and adjustable-rate loans. Over the past two years, the majority of our one- to four-family loan originations were fixed rate.

Most of our loans are underwritten using secondary market generally-accepted underwriting guidelines, and are readily saleable to Fannie Mae or other private investors. A portion of the one- to four-family loans we originate are retained in our portfolio while the majority are sold into the secondary market to Fannie Mae, with servicing retained for continued customer contact, relationship building and to increase noninterest income. We also originate a small portion of non-conforming loans for sale servicing released to certain correspondent purchasers. The sale of mortgage loans provides a source of non-interest income through the gain on sale, reduces our interest rate risk, provides a stream of servicing income, enhances liquidity and enables us to originate more loans at our current capital level than if we held them in portfolio. Our pricing strategy for mortgage loans includes establishing interest rates that are competitive with other local financial institutions and consistent with our internal asset and liability management objectives. During the year ended December 31, 2015, we originated $107.4 million of one- to four-family fixed-rate mortgage loans and $4.8 million one- to four-family adjustable rate mortgage (“ARM”) loans. See “- Loan Originations, Purchases, Sales, Repayments and Servicing.” At December 31, 2015, one- to four-family residential mortgage loans (excluding loans held-for-sale) totaled $141.1 million, or 30.6%, of our gross loan portfolio, of which $129.8 million were fixed-rate loans and $11.4 million were ARM loans, compared to $133.0 million (excluding loans held-for-sale), or 30.8% of our gross loan portfolio as of December 31, 2014, of which $118.1 million were fixed-rate loans and $14.9 million were ARM loans.

Substantially all of the one- to four-family residential mortgage loans we retain in our portfolio consist of loans that are “non-conforming” because they do not satisfy acreage limits, income, credit, conforming loan limits (i.e., jumbo mortgages) or various other requirements imposed by Fannie Mae. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Fannie Mae credit requirements because of personal and financial reasons (i.e., divorce, bankruptcy, length of time employed, etc.), and other aspects, which do not conform to Fannie Mae’s guidelines. Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy the needs of borrowers in our market area. As a result, subject to market conditions, we intend to continue to originate these types of loans. We also retain “jumbo”, loans which exceed the conforming loan limits and therefore, not eligible to be purchased by Fannie Mae. At December 31, 2015, $72.8 million or 51.6% of our one- to four-family loan portfolio consisted of jumbo loans.

We generally underwrite our one- to four-family loans based on the applicant’s employment and credit history and the appraised value of the subject property. We generally lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family first mortgage loans and non-owner occupied first mortgage loans. For first mortgage loans with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance or other credit enhancement in order to reduce our exposure to 80% or we charge a higher interest rate. Properties securing our one- to four-family loans are generally appraised by independent fee appraisers who are selected in accordance with criteria approved by the Board of Directors. For loans that are less than $250,000, we may use the Home Value Estimator, an automated valuation model developed by Freddie Mac, in lieu of an appraisal. We typically require title insurance policies on all first mortgage real estate loans originated. Homeowners, liability, fire and, if required, flood insurance policies are also required for one-to four-family loans. Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. The average balance of our one- to four-family residential loans was approximately $258,000 at December 31, 2015.

Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years; however, at December 31, 2015 we had $1.5 million of one- to four-family loans with an original contractual maturity of 40 years which were originated prior to 2009. All of these loans are fully amortizing, with payments due monthly. Our portfolio of fixed-rate loans also includes $13.4 million of loans with an initial seven year term and a 30-year amortization period with a borrower refinancing option at a fixed rate at the end of the initial term as long as the loan has met certain performance criterion. In addition, we had $33.9 million of one- to four- family loans with a five-year call option at December 31, 2015. Prior to 2012, we originated for portfolio five and seven year balloon reset loans (which are loans that are originated with a fixed interest rate for the initial five or seven years, and thereafter incur one interest rate change based on current market interest rates in which the new rate remains in effect for the remainder of the loan term) based on a 30-year amortization period.

ARM loans are offered with annual adjustments and life-time rate caps that vary based on the product, generally with a maximum annual rate change of 2.0% and a maximum overall rate change of 6.0%. We generally use the rate on one-year Treasury Bills to re-price our ARM loans, however, $4.7 million of our ARM loans are to employees that re-price annually based on a margin of 1% over our average 12 month cost of funds. As a consequence of using caps, the interest rates on ARM loans may not be as rate sensitive as our cost of funds. Furthermore, because loan indexes may not respond perfectly to changes in market interest rates, upward adjustments on loans may occur more slowly than increases in our cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates. Because of these characteristics, future yields on ARM loans may not be sufficient to offset increases in our cost of funds.

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

Home Equity Lending. We originate home equity loans that consist of fixed-rate loans and variable-rate lines of credit. We typically originate home equity loans in amounts of up to 80% of the value of the collateral, minus any senior liens on the property; however, prior to 2010 we originated home equity loans in amounts of up to 100% of the value of the collateral, minus any senior liens on the property. Home equity lines of credit are typically originated for up to $250,000 with an adjustable rate of interest, based on the one-year Treasury Bill rate plus a margin. Home equity lines of credit generally have up to a twelve-year draw period, during which time the funds may be paid down and redrawn up to the committed amount. Once the draw period has lapsed, the payment is amortized over a twelve-year period based on the loan balance at that time. We charge a $50 annual fee on each home equity line of credit and require monthly interest-only payments on the entire drawn amount during the draw period. At December 31, 2015, home equity loans totaled $31.6 million, or 6.9% of our gross loan portfolio compared to $34.7 million, or 8.0% of our gross loan portfolio at December 31, 2014. Variable-rate home equity lines of credit at December 31, 2015 totaled $20.5 million, or 4.5% of our gross loan portfolio, compared to $22.7 million, or 5.3% of our gross loan portfolio as of December 31, 2014. At December 31, 2015, unfunded commitments on home equity lines of credit totaled $12.0 million.

Our fixed-rate home equity loans are generally originated in amounts, together with the amount of the existing first mortgage, of up to 80% of the appraised value of the subject property. These loans may have terms of up to 20 years and are fully amortizing. At December 31, 2015, fixed-rate home equity loans totaled $11.0 million, or 2.4% of our gross loan portfolio, compared to $12.0 million, or 2.8% of our gross loan portfolio as of December 31, 2014.

Commercial and Multifamily Real Estate Lending. We offer a variety of commercial and multifamily loans. Most of these loans are secured by commercial income producing properties, including retail centers, multifamily apartment buildings, warehouses, and office buildings located in our market area. At December 31, 2015, commercial and multifamily loans totaled $175.3 million, or 38.0% of our gross loan portfolio, compared to $169.0 million, or 39.1% of our gross loan portfolio as of December 31, 2014.

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

Loans secured by commercial and multifamily real estate are generally underwritten based on the net operating income of the property, quality and location of the real estate, the credit history and financial strength of the borrower and the quality of management involved with the property. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt plus an additional coverage requirement. We generally impose a minimum debt coverage ratio of approximately 1.20 for originated loans secured by income producing commercial properties. If the borrower is other than an individual, we generally require the personal guaranty of the borrower. We also generally require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing commercial and multifamily loans are performed by independent state certified licensed fee appraisers and approved by the Loan Committee. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is required to provide, at a minimum, annual financial information. From time to time we also acquire participation interests in commercial and multifamily loans originated by other financial institutions secured by properties located in our market area. On a case by case basis, we will consider loan participations where the collateral is located outside of our market area.

Historically, loans secured by commercial and multifamily properties generally involve different credit risks than one- to four-family properties. These loans typically involve larger balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial and multifamily properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multifamily loans also expose a lender to greater credit risk than loans secured by one-to four-family because the collateral securing these loans typically cannot be sold as easily as one-to four-family. In addition, most of our commercial and multifamily loans are not fully amortizing and contain large balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. The largest single commercial and multifamily loan at December 31, 2015, totaled $4.0 million and is collateralized by a multifamily apartment building. At December 31, 2015 this loan was performing in accordance with its repayment terms.

The following table displays information on commercial and multifamily real estate loans by type at December 31, 2015 and 2014 (dollars in thousands):

	2015		2014
	Amount	Percent	Amount	Percent
Multifamily residential	$62,419	35.60%	$48,799	28.88%
Warehouses	18,861	10.76	23,648	14.00
Office buildings	9,154	5.22	8,792	5.20
Mobile Home Parks	6,424	3.66	4,734	2.80
Gas station / Convenience store	10,636	6.07	9,688	5.73
Other non-owner occupied commercial real estate	28,275	16.16	46,555	27.56
Other owner-occupied commercial real estate	39,543	22.56	26,736	15.83
Total	$175,312	100.00%	$168,952	100.00%

Construction and Land Lending. We originate construction loans secured by single-family residences and commercial and multifamily real estate. We also originate land and lot loans, which are secured by raw land or developed lots on which the borrower intends to build a residence, and land acquisition and development loans. At December 31, 2015, our construction and land loans totaled $57.0 million, or 12.4% of our gross loan portfolio, compared to $46.3 million, or 10.7% of our gross loan portfolio at December 31, 2014. At December 31, 2015, unfunded construction loan commitments totaled $33.0 million.

Construction loans to individuals and contractors for the construction and acquisition of personal residences totaled $3.2 million, or 5.6% of our construction and land portfolio at December 31, 2015. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At December 31, 2015, construction loans to contractors for homes that were considered speculative totaled $33.9 million, or 59.4% of our construction and land portfolio.

The composition of, and location of underlying collateral securing, our construction and land loan portfolio, excluding loan commitments, at December 31, 2015 was as follows (in thousands):

	Olympic Peninsula	Puget Sound	Other	Total
Commercial and multifamily construction	$—	$10,022	$—	$10,022
Residential construction	785	2,381	—	3,166
Land and lot loans	4,465	2,912	563	7,940
Speculative residential construction	1,544	32,330	—	33,874
Commercial land developments	97	1,944	—	2,041
Total	$6,891	$49,589	$563	$57,043

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

At December 31, 2015, our largest residential construction loan commitment was for $2.0 million, $1.2 million of which had been disbursed. This loan was performing according to its terms. The average outstanding residential construction loan balance was approximately $539,450 at December 31, 2015. Before making a commitment to fund a residential construction loan, we require an appraisal of the subject property by an independent licensed appraiser. During the construction phase, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Typically, disbursements are made in monthly draws during the construction period. Loan proceeds are disbursed after inspection based on the percentage of completion method. We also require general liability, builder’s risk hazard insurance, title insurance, and flood insurance (as applicable, for properties located in or to be built in a designated flood hazard area) on all construction loans.

We also originate developed lot and raw land loans to individuals intending to construct a residence in the future on the property. We will generally originate these loans in an amount up to 75% of the lower of the purchase price or appraisal. These lot and land loans are secured by a first lien on the property and have a fixed rate of interest with a maximum amortization of 20 years. At December 31, 2015, lot and land loans totaled $7.9 million, or 13.9% of our construction and land portfolio.

We make land acquisition and development loans to experienced builders or residential lot developers in our market area. The maximum loan-to-value limit applicable to these loans is generally 75% of the appraised market value upon completion of the project. We may not require any cash equity from the borrower if there is sufficient equity in the land being used as collateral. Development plans are required from developers prior to making the loan. Our loan officers are required to personally visit the proposed site of the development and the sites of competing developments. We require that developers maintain adequate insurance coverage. Land acquisition and development loans generally are originated with a loan term up to 24 months, have adjustable rates of interest based on the Wall Street Journal Prime Rate or three or five- year Des Moines Federal Home Loan Bank (“FHLB”) Rate and require interest only payment during the term of the loan. Land acquisition and development loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant. We also require these loans to be paid on an accelerated basis as the lots are sold, so that we are repaid before all the lots are sold.

We also offer commercial and multifamily construction loans. These loans are underwritten with terms similar to our permanent commercial real estate loans with special construction financing for up to 18 months under terms similar to our residential construction loans. Commercial and multifamily construction loans are made up to the lesser of a maximum loan-to-value ratio of 100% of cost or 80% of appraised value at completion. Most of our commercial and multifamily construction loans provide for disbursement of loan funds during the construction period and conversion to a permanent loan when the construction is complete, and either tenant lease-up provisions or prescribed debt service coverage ratios are met. At December 31, 2015, commercial and multifamily construction loans totaled $10.0 million, or 17.5% of our construction and land portfolio.

Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate. Construction and development lending contains the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. Changes in the demand, such as for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. This type of lending also typically involves higher loan amounts and is often concentrated with a small number of builders. In addition, during the term of some of our construction loans, an interest reserve is created at origination and is added to the principal of the loan through the construction phase. If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project value which is insufficient to assure full repayment. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers’ borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction. Furthermore, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk than construction loans to individuals on their personal residences as there is the added risk associated with identifying an end-purchaser for the finished project. Loans on land under development or held for future construction pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent, on the success of the project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor themselves to repay principal and interest.

Consumer Lending. We offer a variety of secured and unsecured consumer loans, including new and used manufactured homes, floating homes, automobiles, boats and recreational vehicle loans, and loans secured by deposit accounts. We also offer unsecured consumer loans. We originate our consumer loans primarily in our market area. All of our consumer loans are originated on a direct basis. At December 31, 2015, our consumer loans totaled $36.8 million, or 8.0% of our gross loan portfolio, compared to $29.4 million, or 6.8% of our gross loan portfolio at December 31, 2014.

We originate new and used manufactured home loans to borrowers who intend to use the home as a primary residence. The yields on these loans are higher than that on our other residential lending products and the portfolio has performed reasonably well with an acceptable level of risk and loss in exchange for the higher yield. Our weighted average yield on manufactured home loans at December 31, 2015 was 8.0%, compared to 4.6% for one- to four-family mortgages, excluding loans held-for-sale. At December 31, 2015, these loans totaled $13.8 million, or 37.5% of our consumer loans and 3.0% of our gross loan portfolio. For used manufactured homes, loans are generally made up to 90% of the lesser of the appraised value or purchase price up to $200,000, and with terms typically up to 20 years. On new manufactured homes, loans are generally made up to 80% of the lesser of the appraised value or purchase price up to $200,000, and with terms typically up to 20 years. We generally charge a 1% fee at origination. We underwrite these loans based on our review of creditworthiness of the borrower, including credit scores, and the value of the collateral, for which we hold a security interest under Washington law.

Manufactured home loans are higher risk than loans secured by residential real property, though this risk is reduced if the owner also owns the land on which the home is located. A small portion of our manufactured home loans involve properties on which we also have financed the land for the owner. The primary risk in manufactured home loans is the difficulty in obtaining adequate value for the collateral due to the cost and limited ability to move the collateral. These loans tend to be made to retired individuals and first-time homebuyers. First-time homebuyers of manufactured homes tend to be a higher credit risk than first-time homebuyers of single family residences, due to more limited financial resources. As a result, these loans have a higher probability of default, higher delinquency rates and greater servicing and collateral recovery costs than single family residential loans and other types of consumer loans. We take into account this additional risk as a component of our allowance for loan losses methodology. We attempt to work out delinquent loans with the borrower and, if that is not successful, any repossessed manufactured homes are repossessed and sold. At December 31, 2015, there were three nonperforming manufactured home loan totaling $62,000 and we held one manufactured home valued at $10,000 in the repossessed assets portfolio.

We originate floating home, houseboat and house barge loans typically located on cooperative or condominium moorages. Terms vary from five to 20 years and have a fixed rate of interest. We lend up to 80% of the lesser of the appraised value or purchase price. The primary risk in floating home loans is the unique nature of the collateral and the challenges of relocating such collateral to a location other than where such housing is permitted. The process for securing the deed and/or the condominium or cooperative shares is also unique compared to other types of lending Sound Community Bank participates in. As a result, these loans may have higher collateral recovery costs than for one- to four-family mortgage loans and other types of consumer loans. We take into account these additional risks as a part of our underwriting processes and criteria. At December 31, 2015, floating home loans totaled $18.2 million, or 49.4% of our consumer loan portfolio and 4.0% of our gross loan portfolio.

The balance of our consumer loans include loans secured by new and used automobiles, new and used boats, motorcycles and recreational vehicles, loans secured by deposits and unsecured consumer loans, all of which, at December 31, 2015, totaled $4.8 million, or 13.0% of our consumer loan portfolio and 1.0%of our gross loan portfolio. Our automobile loan portfolio totaled $475,000 at December 31, 2015, or 1.3% of our consumer loan portfolio and 0.1% of our gross loan portfolio. Automobile loans may be written for a term up to 72 months and have fixed rates of interest. Loan-to-value ratios are up to 100% of the lesser of the purchase price or the National Automobile Dealers Association value for auto loans, including tax, licenses, title and mechanical breakdown and gap insurance.

Loans secured by boats, motorcycles and recreational vehicles typically have terms from five to 20 years depending on the collateral and loan-to-value ratios up to 90%. These loans may be made with fixed or adjustable interest rates. Our unsecured consumer loans have either a fixed rate of interest generally for a maximum term of 48 months, or are revolving lines of credit of generally up to $25,000. At December 31, 2015, unsecured consumer loans totaled $1.2 million and unfunded commitments on our unsecured consumer lines of credit totaled $1.4 million. At that date, the average outstanding balance on these lines was less than $1,000.

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

Commercial Business Lending. At December 31, 2015, commercial business loans totaled $19.3 million, or 4.2% of our gross loan portfolio, compared to $19.5 million, or 4.5% of our gross loan portfolio at December 31, 2014. Substantially all of our commercial business loans have been to borrowers in our market area. Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance commercial vehicles and equipment. Approximately $1.3 million of our commercial business loans at December 31, 2015 were unsecured. Our commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally require personal guarantees on both our secured and unsecured commercial business loans. Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage loans.

Our interest rates on commercial business loans are dependent on the type of loan. Our secured commercial business loans typically have a loan to value ratio of up to 80% and are term loans ranging from three to seven years. Secured commercial business term loans generally have a fixed rated based on the commensurate FHLB amortizing rate or prime rate as reported in the West Coast edition of the Wall Street Journal plus 1% to 3%. In addition, we typically charge loan fees of 1% to 2% of the principal amount at origination, depending on the credit quality and account relationships of the borrower. Business lines of credit are usually adjustable-rate and are based on the prime rate plus 1% to 3%, and are generally originated with both a floor and ceiling to the interest rate. Our business lines of credit generally have terms ranging from 12 months to 24 months and provide for interest-only monthly payments during the term.

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

Loan Originations, Purchases, Sales, Repayments and Servicing

We originate both fixed-rate and adjustable-rate loans. Our ability to originate loans, however, is dependent upon customer demand for loans in our market area. Over the past few years, we have continued to originate residential and consumer loans, and increased our emphasis on commercial and multifamily, construction and land, and commercial business lending. Demand is affected by competition and the interest rate environment. During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States. In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. If a proposed loan exceeds our internal lending limits, we may originate the loan on a participation basis with another financial institution. From time to time, we also participate with other financial institutions on loans they originate. In 2015, 2014 and 2013, we sold commercial loan participations with other financial institutions in the amount of $6.9 million, $5.5 million and $2.7 million, respectively. We underwrite loan purchases and participations to the same standards as an internally-originated loan. We did not purchase any loan participations in 2015. In 2014 and 2013, we purchased commercial loan participations with other financial institutions in the amount of $166,000 and $5.3 million, respectively.

We do not actively engage in originating “alt A” loans, option adjustable rate or subprime loans and have no established program to originate or purchase these loans. We do offer interest-only one- to four- family loans to well-qualified borrowers and at December 31, 2015, we held $7.5 million of such loans in our loan portfolio, representing 1.62% of our gross loan portfolio. Subprime loans are defined as loans that at the time of loan origination had a FICO credit score of less than 660. Of the $107.4 million in one- to four- family loans originated in 2015, only $1.0 million, or 0.09%, were to borrowers with a credit score under 660. We obtain updated FICO scores on all of our borrowers periodically and based on the most recently updated score, $19.4 million, or 4.2% of our gross loan portfolio would be deemed subprime at December 31, 2015. Based on the FICO score as of December 31, 2015, our subprime portfolio included approximately $12.6 million in one- to four-family mortgage loans, $4.0 million in home equity loans, $2.2 million in manufactured home loans, $319,000 in construction and land loans, and $257,000 in other consumer loans or $19.4 million in the aggregate , representing 4.2% of our loan portfolio.

In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services.

We also sell whole one-to four-family loans without recourse to Fannie Mae, subject to a provision for repurchase upon breach of representation, warranty or covenant. These loans are fixed-rate mortgages, which primarily are sold to improve our interest rate risk. These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer. These sales allow for a servicing fee on loans when the servicing is retained by us. Most one- to four-family loans are sold with servicing retained. At December 31, 2015, we were servicing a $360.4 million portfolio of residential mortgage loans for Fannie Mae. No loans were repurchased from Fannie Mae in 2015 and two loans were repurchased from Fannie Mae totaling $453,000 in 2014.

We earned mortgage servicing income of $840,000, $509,000 and $457,000 for the years ended December 31, 2015, 2014 and 2013, respectively. In November 2009, we acquired a $340.1 million loan servicing portfolio from Leader Financial Services. These loans are 100% owned by Fannie Mae and are subserviced under an agreement with a third party loan servicer who performs all servicing including payment processing, reporting and collections.

These mortgage servicing rights are carried at fair value and had a value at December 31, 2015 of $3.2 million. See Note 6 to the Consolidated Financial Statements.

Sales of whole real estate loans can be beneficial to us since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending, and increase liquidity. We sold $72.6 million, $52.7 million and $108.9 million of one- to four- family loans during the years ended December 31, 2015, 2014 and 2013, respectively. Gains, losses and transfer fees on sales of one-to four-family loans and participations are recognized at the time of the sale. Our net gain on sales of residential loans for all of 2015, 2014 and 2013 was $1.3 million, $624,000 and $967,000, respectively. In addition to loans sold to Fannie Mae on a servicing retained basis, we also sell certain loans to correspondent banks on a servicing released basis. In 2015, we sold $2.9 million of loans servicing released.

The following table shows our loan origination, sale and repayment activities, including loans held-for-sale, for the periods indicated (in thousands):

	For the year ended December 31,
	2015	2014	2013
Originations by type:
Fixed-rate:
One- to four-family	$107,440	$81,130	$118,217
Home equity	3,170	2,812	8,450
Commercial and multifamily	29,215	25,342	35,468
Construction and land	22,665	48,490	55,591
Manufactured homes	4,594	2,068	1,198
Other consumer	12,905	9,652	3,804
Commercial business	3,286	5,146	8,530
Total fixed-rate	183,275	174,640	231,258
Adjustable rate:
One- to four-family	4,831	1,199	552
Home equity	1,881	3,550	294
Commercial and multifamily	35,136	25,789	14,524
Construction and land	2,609	8,228	1,478
Other consumer	133	264	280
Commercial business	3,266	4,193	5,226
Total adjustable-rate	47,856	43,223	22,354
Total loans originated	231,131	217,863	253,612
Purchases by type:
Commercial and multifamily participations	—	—	983
Commercial business participations	—	166	4,325
Total loan participations purchased	—	166	5,308
Sales, repayments and participations sold:
One- to four-family	72,622	52,696	108,870
Commercial and multifamily	6,858	5,445	2,676
Total loans sold and loan participations	79,480	58,141	111,546
Total principal repayments	122,351	119,774	79,479
Total reductions	201,831	177,915	191,025
Net increase	$29,300	$40,114	$62,587

The increase in originations in 2015 compared to 2014 was due to a modest decrease in interest rates which spurred the increase in one- to four-family origination and our increased emphasis on originating commercial and multifamily real estate loans in 2015 compared to 2014. One- to four- family home purchases continued to be strong in our market area due to the economic environment and the rate of unemployment in our markets although it has somewhat been hampered due to the lack of overall supply, especially in the Seattle area. Demand for multi-family and construction loans continued to be strong in our markets due to continued demand for new homes and apartments.

Asset Quality

When a borrower fails to make a required payment on a one-to four-family loan, we attempt to cure the delinquency by contacting the borrower. In the case of loans secured by a one-to four-family property, a late notice typically is sent 15 days after the due date, and the borrower is contacted by phone within 30 days after the due date. Generally, a delinquency letter is also mailed to the borrower. All delinquent accounts are reviewed by a loan officer or branch manager who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due. If the account becomes 60 days delinquent and an acceptable repayment plan has not been agreed upon, we generally refer the account to legal counsel with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. If foreclosed, typically we take title to the property and sell it directly through a real estate broker.

Delinquent consumer loans, as well as delinquent home equity loans and lines of credit, are handled in a similar manner to one-to four-family loans, except that appropriate action may be taken to collect any loan payment that is delinquent for more than 15 days. Once the loan is 90 days past due, it is classified as nonaccrual. Generally, credits are charged-off at 120 days past due, unless the Loss Mitigation Department provides support for continuing collection efforts. Our procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by us that it would be beneficial from a cost basis.

Delinquent loans are initially handled by the loan officer or branch manager in charge of the loan, who is responsible for contacting the borrower. The Loss Mitigation Department also works with the lenders to see that the necessary steps are taken to collect delinquent loans. In addition, management meets with all of the loan officers and reviews past due and classified loans, as well as other loans that management feels may present possible collection problems, which are reported to the board on a quarterly basis. If an acceptable workout of a delinquent loan cannot be agreed upon, we generally initiate foreclosure or repossession proceedings on any collateral securing the loan.

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2015 (dollars in thousands):

	Loans Delinquent For:
	30-89 Days			90 Days and Over			90+ Days and accruing			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
One- to four- family	17	$2,718	1.93%	5	$881	0.62%	1	$117	0.08%	23	$3,716	2.63%
Home equity	11	412	1.30	2	296	0.94				13	708	2.24
Commercial and Multifamily	1	203	0.12	—	—	—	—	—	—	—	203	0.12
Construction and land	1	65	0.11	—	—	—	—	—	—	1	65	0.11
Manufactured homes	6	130	0.94	—	—	—	—	—	—	6	130	0.94
Floating Homes	—	—	0.00	—	—	—	—	—	—	—	—	0.00
Other consumer	10	43	0.19	—	—	—	—	—	—	10	43	0.19
Commercial Business	2	162	0.84	—	—	—	—	—	—	—	162	0.84
Total	48	$3,733	0.81%	7	$1,177	0.26%	1	$117	0.03%	53	$5,027	1.09%

Nonperforming Assets. The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio (in thousands). Loans are placed on nonaccrual status when the collection of principal and/or interest become doubtful or when the loan is more than 90 days past due. OREO and repossessed assets include assets acquired in settlement of loans. We had one accruing loan 90 days or more delinquent for the 2015 period reported totaling $117,000.

	December 31,
	2015	2014	2013	2012	2011
Nonperforming loans(1):
One- to four- family	$1,640	$1,512	$772	$1,143	$4,401
Home equity	428	386	222	717	873
Commercial and multifamily	—	1,639	820	1,347	1,219
Construction and land	—	81	—	471	80
Manufactured homes	62	195	106	29	—
Floating Homes
Other consumer	—	29	1	8	64
Commercial business	—	—	—	197	—
Total nonperforming loans	$2,130	$3,842	$1,921	3,912	6,637
OREO and repossessed assets:
One- to four-family	$159	$269	$1,086	$1,318	$478
Commercial and multifamily	600	—	—	1,073	2,225
Construction and land	—	—	—	—	—
Manufactured homes	10	54	92	112	118
Floating Homes
Other consumer	—	—	—	—	—
Total OREO and repossessed assets	769	323	1,178	2,503	2,821
Total nonperforming assets	$2,899	$4,165	$3,099	$6,415	$9,458
Nonperforming assets as a percentage of total assets	0.54%	0.84%	0.70%	1.68%	2.78%
Performing restructured loans:
One- to four- family	$2,415	$2,619	$3,195	$3,198	$2,508
Home equity	232	679	704	356	812
Commercial and multifamily	1,966	1,317	761	776	785
Construction and land	91	99	106	100	—
Manufactured homes	255	279	496	602	—
Other consumer	—	1	9	19	4
Floating Homes
Commercial business	114	123	133	564	26
Total performing restructured loans	$5,073	$5,117	$5,404	$5,615	$4,135
(1)	Nonperforming loans include $971,000, $2.3 million, $1.0 million, $828,000 and $2.8 million in nonperforming troubled debt restructurings as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

There were no nonperforming commercial and multifamily estate loans at December 31, 2015 compared to $1.6 million at December 31, 2014. Nonperforming one- to four- family loans increased $128,000 to $1.6 million at December 31, 2015 from $1.5 million at December 31, 2014. Our largest nonperforming loan at December 31, 2015 was a one-to-four- family loan totaling $324,000. The balance in nonperforming one- to four- family loans at December 31, 2015 consisted of 12 loans to different borrowers with an average loan balance of $137,000.

For the year ended December 31, 2015, gross interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms amounted to $104,000, all of which was excluded from interest income for the year ended December 31, 2015. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition at December 31, 2015 Compared to December 31, 2014 -- Delinquencies and Nonperforming Assets” for more information on troubled assets.

Troubled Debt Restructured Loans. Troubled debt restructurings (“TDRs), which are accounted for under Accounting Codification Standard (“ASC”) 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. All TDRs are initially classified as impaired, regardless of whether the loan was performing at the time it was restructured. Once a troubled debt restructuring has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, we remove the TDR from nonperforming status. At December 31, 2015, we had $5.1 million of loans that were classified as performing TDRs and still on accrual. Included in nonperforming loans at December 31, 2015 and 2014 were troubled debt restructured loans of $971,000 and $2.3 million, respectively.

OREO and Repossessed Assets. OREO and repossessed assets include assets acquired in settlement of loans. At December 31, 2015, OREO and repossessed assets totaled $769,000. Our largest OREO property as of December 31, 2015 was a commercial real estate property which was acquired in 2014 as a part of the three branches purchased from another financial institution. It was originally classified as a fixed asset and was subsequently reclassified to OREO in 2015.

Other Loans of Concern. In addition to the nonperforming assets set forth in the table above, as of December 31, 2015, there were 14 loans totaling $3.3 million with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories. The majority of these loans have been considered individually in management’s determination of our allowance for loan losses. The largest loans of concern at December 31, 2015, were a $1.3 million loan secured by residential property in King County, Washington and a $185,000 loan secured by residential property in Snohomish County, Washington. Other loans of concern included $271,000 in residential first mortgages, $293,000 in home equity loans, $43,000 in manufactured home loans, and $5,000 in other consumer loans. Loans of concern had specific loan loss reserves of $144,000 at December 31, 2015.

Classified Assets. Federal regulations provide for the classification of lower quality loans and other assets (such as OREO and repossessed assets), debt and equity securities considered, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address specific impairments. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off those assets in the period in which they are deemed uncollectible. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC and, since our conversion to a Washington chartered commercial bank, the WDFI, which can order the establishment of additional loss allowances. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. At December 31, 2015, special mention assets totaled $2.9 million.

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets, at December 31, 2015, we had classified $3.7 million of our assets as substandard, of which $2.5 million represented a variety of outstanding loans, $449,000 represented non-agency mortgage backed securities, and the remaining balance OREO and repossessed assets. At that date, we had no assets classified as doubtful or loss. This total amount of classified assets represented 6.9% of our equity capital and 0.7% of our assets at December 31, 2015. Classified assets totaled $6.1 million, or 12.0% of our equity capital and 1.2% of our assets at December 31, 2014.

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

At December 31, 2015, our allowance for loan losses was $4.6 million, or 1.01% of our total loan portfolio, compared to $4.4 million, or 1.02% of our total loan portfolio in 2014. Specific valuation reserves totaled $882,000 and $367,000 at December 31, 2015 and 2014, respectively.

Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, properly reflects estimated probable loan losses inherent in our loan portfolio. See Notes 1 and 5 of the Notes to Consolidated Financial Statements. The following table sets forth an analysis of our allowance for loan losses at the dates indicated (dollars in thousands):

	December 31,
	2015	2014	2013	2012	2011
Balance at beginning of period	$4,387	$4,177	$4,248	$4,455	$4,436
Charge-offs:
One-to four-family	21	127	560	2,740	834
Home equity	35	295	593	1,084	1,652
Commercial and multifamily		47	194	503	1,353
Construction and land	40		7	222	159
Manufactured homes	37	197	143	152	239
Floating Homes
Other consumer	77	77	41	286	255
Commercial business		—	46	44	310
Total charge-offs	210	743	1,584	5,031	4,802
Recoveries:
One-to four-family		64	—	4	11
Home equity	36	52	19	158	10
Commercial and multifamily		2	32	83	96
Construction and land		—	—	—	—
Manufactured homes	8	14	3	11	8
Floating Homes
Other consumer	15	21	31	33	53
Commercial business		—	78	10	43
Total recoveries	59	153	163	299	221
Net charge-offs	151	590	1,421	4,732	4,581
Additions charged to operations	400	800	1,350	4,525	4,600
Balance at end of period	$4,636	$4,387	$4,177	$4,248	$4,455
Net charge-offs during the period as a percentage of average loans outstanding during the period	0.03%	0.14%	0.40%	1.55%	1.53%
Net charge-offs during the period as a percentage of average nonperforming assets	5.26%	18.65%	41.16%	35.15%	48.04%
Allowance as a percentage of nonperforming loans	217.65%	114.19%	217.44%	110.88%	67.12%
Allowance as a percentage of total loans (end of period)	1.01%	1.02%	1.07%	1.30%	1.47%

Economic conditions have improved since the end of the economic recession, however, economic growth has been slow and uneven, presenting an unusually challenging environment for bank and their holding companies, including us. Property values, which began improving in 2013, have generally stabilized, although for some loans they are still lower than when many of the related loans were originated. Recent trends in housing prices and unemployment rates in our market areas are generally reflecting continuing improvement. The increase in our allowance for loan losses as a percentage of nonperforming loans ratio during 2015 was a result of a decrease in nonperforming loans during the last year. The allowance for loan losses as a percentage of nonperforming loans was 217.65% and 114.19% as of December 31, 2015 and 2014, respectively.

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows (dollars in thousands):

	December 31,
	2015		2014		2013		2012		2011
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Allocated at end of period to:
One- to four-family	$1,839	30.61%	$1,442	30.80%	$1,915	30.02%	$1,417	28.71%	$1,117	31.45%
Home equity	607	6.85	601	8.03	781	8.96	997	10.80	1,426	13.20
Commercial and multifamily	921	38.01	1,244	39.12	300	40.17	492	40.79	969	35.27
Construction and land	382	12.37	399	10.72	318	11.30	217	7.77	105	5.93
Manufactured homes	301	2.99	193	2.90	209	3.44	260	4.96	290	6.14
Floating homes	149	3.95	116	2.71	59	1.42	56	1.01	125	2.14
Other consumer	39	1.04	51	1.20	50	1.20	90	1.63	88	1.49
Commercial business	157	4.18	108	4.52	102	3.49	218	4.33	254	4.38
Unallocated	241	—	233	—	443	—	501	—	81	—
Total	$4,636	100.00%	$4,387	100.00%	$4,177	100.00%	$4,248	100.00%	$4,455	100.00%

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

At December 31, 2015, we owned $2.2 million FHLB stock. As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2015, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital.

	December 31,
	2015		2014		2013
Securities available for sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Municipal bonds	$1,912	$2,096	$1,911	$2,083	$1,911	$1,931
Agency mortgage-backed securities	4,088	4,172	7,024	7,096	11,228	11,071
Non-agency mortgage-backed securities(1)	449	428	2,312	2,345	2,689	2,419
Total available for sale securities	6,449	6,696	11,247	11,524	15,828	15,421
FHLB stock	2,212	2,212	2,224	2,224	2,314	2,314
Total securities	$8,661	$8,908	$13,471	$13,748	$18,142	$17,735
(1)	Our non-agency mortgage backed securities consist of one security purchased at a discount which had an unrealized loss of $21,000 as of December 31, 2015. This security has performed and paid principal and interest each month as contractually committed.

The composition and maturities of our investment securities portfolio at December 31, 2015, excluding FHLB stock, are as follows: Municipal bonds with an amortized cost of $1.9 million and a fair value of $2.1 million and a final maturity in five to ten years, federal agency mortgage-backed securities with an amortized cost of $4.1 million and a fair value of $4.2 million and a final maturity greater than ten years and one non-agency mortgage-backed security with an amortized cost of $449,000 and a fair value of $428,000 and a final maturity greater than ten years.

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

During the year ended December 31, 2015, we recognized no non-cash OTTI charges on our investment securities. One agency security and one non-agency mortgage-backed security had unrealized losses but management determined the decline in value was not related to specific credit deterioration. We do not intend to sell this security and it is more likely than not that we will not be required to sell this securities before anticipated recovery of the remaining amortized cost basis. We closely monitor our investment securities for changes in credit risk. The current market environment significantly limits our ability to mitigate our exposure to valuation changes in this security by selling it. If market conditions deteriorate and we determine our holdings of this security or other investment securities are OTTI, our future earnings, shareholders’ equity, regulatory capital and continuing operations could be materially adversely affected.

Sources of Funds

General. Our sources of funds are primarily deposits (including deposits from public entities), borrowings, payments of principal and interest on loans and investments and funds provided from operations.

Deposits. We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. Our deposits consist of savings accounts, money market deposit accounts, now accounts, demand accounts and certificates of deposit. We solicit deposits primarily in our market area; however, at December 31, 2015, approximately 3.8% of our deposits were from persons outside the State of Washington. As of December 31, 2015, core deposits, which we define as our non-time deposit accounts and time deposit accounts less than $250,000, represented approximately 85.7% of total deposits, compared to 86.9% and 87.0% as of December 31, 2014 and December 31, 2013, respectively. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits and we expect to continue these practices in the future.

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

The following table sets forth our deposit flows during the periods indicated (dollars in thousands):

	For the year ended December 31,
	2015	2014	2013
Opening balance	$407,809	$348,339	$312,083
Net deposits	29,569	57,201	34,160
Interest credited	2,646	2,269	2,096
Ending balance	$440,024	$407,809	$348,339
Net increase	$32,215	$59,470	$36,256
Percent increase	7.9%	17.1%	11.6%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by us at the dates indicated (dollars in thousands):

	December 31,
	2015		2014		2013
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
Noninterest-bearing demand	$48,067	10.92%	$41,773	10.24%	$31,877	9.15%
Interest-bearing demand	127,392	28.95	103,048	25.27	70,639	20.28
Savings	38,833	8.83	33,233	8.15	26,509	7.61
Money market	54,046	12.28	55,236	13.54	59,069	16.96
Escrow	2,806	0.64	2,580	0.63	2,717	0.78
Total non-maturity deposits	271,144	61.62	235,870	57.83	190,811	54.78
Certificates of deposit:
1.99% or below	155,409	35.32	156,690	38.43	140,139	40.23
2.00 - 3.99%	13,471	3.06	15,217	3.73	17,300	4.97
4.00 - 5.99%	0	0.00	32	0.01	89	0.02
Total certificates of deposit	168,880	38.38	171,939	42.17	157,528	45.22
Total deposits	$440,024	100.00%	$407,809	100.00%	$348,339	100.00%

Interest-bearing demand accounts increased during the last three years primarily as a result of a continued marketing emphasis on our rewards checking product as well a competitively priced interest-bearing demand account. This product is priced and marketed similarly to a money market account, however it does not have the monthly withdrawal and outgoing transfer restrictions like savings and money market accounts. The increase in noninterest-bearing demand accounts was primarily a result of our continued emphasis on attracting relatively low-cost core deposit accounts from small businesses. The decrease in money market accounts was primarily the result of customers placing these funds in higher yielding interest-bearing demand accounts. In addition, during 2014, we acquired three retail branches on the North Olympic Peninsula with $21.6 million in deposits upon acquisition of which $19.3 million were retained as of December 31, 2014. The increase in certificates during 2014 was primarily a result of several targeted marketing initiatives offering interest rates slightly above market rates.

We are a public funds depository and as of December 31, 2015, we had $48.6 million in public funds. These funds consisted of $48.1 million in certificates of deposit, $141,000 in money market accounts and $343,000 in checking accounts at December 31, 2015. These accounts must be 100% collateralized if the amount on deposit exceeds FDIC insurance of $250,000. We use letters of credit from the FHLB as collateral for these funds.

The following table shows rate and maturity information for our certificates of deposit at December 31, 2015 (dollars in thousands):

	0.00- 1.99%	2.00- 3.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:
March 30, 2016	$29,061	$1,848	$30,909	18.30%
June 30, 2016	21,835	1,523	23,358	13.83
September 30, 2016	18,044	1,344	19,388	11.48
December 31, 2016	25,797	1,328	27,125	16.06
March 30, 2017	18,390	1,652	20,042	11.87
June 30, 2017	6,690	4,184	10,874	6.44
September 30, 2017	10,095	1,524	11,619	6.88
December 31, 2017	7,592	—	7,592	4.50
March 30, 2018	5,135	68	5,203	3.08
June 30, 2018	4,474	—	4,474	2.65
September 30, 2018	535	—	4,474	0.32
December 31, 2018	1,475	—	6,286	0.87
Thereafter	6,286	—	6,286	3.72
Total	$155,409	$13,471	$168,880	100.00%
Percent of total	92.02%	7.98%	100.00%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2015 (in thousands):

	Maturity
	3 months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
Certificates of deposit less than $100,000	$4,264	$9,241	$15,176	$23,570	$52,251
Certificates of deposit of $100,000 or more	26,645	14,117	31,337	44,530	116,629
Total certificates of deposit	$30,909	$23,358	$46,513	$68,100	$168,880

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

We are a member of and obtain advances from the FHLB, which is part of the Federal Home Loan Bank System. The eleven regional Federal Home Loan Banks provide a central credit facility for their member institutions. These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing. We have entered into a loan agreement with the FHLB pursuant to which Sound Community Bank may borrow up to approximately 35% of its total assets, secured by a blanket pledge on a portion of our residential mortgage portfolio including one- to four family first and second mortgage loans, and commercial and multifamily loans. Based on eligible collateral, the total amount available under this agreement as of December 31, 2015 was $174.0 million. At the same date, we had $40.4 million in FHLB advances outstanding with maturities between zero and three years. We also had outstanding letters of credit from the FHLB with a notional amount of $47.5 million at December 31, 2015. We plan to rely in part on long-term FHLB advances to fund asset and loan growth. We also use short-term advances to meet short term liquidity needs. We are required to own stock in the FHLB based on the amount of our advances.

From time to time, we also may borrow from the Federal Reserve Bank of San Francisco’s “discount window” for overnight liquidity needs, although we have not borrowed from the discount window in recent years.

The following table sets forth the maximum balance and average balance of borrowings for the periods indicated (dollars in thousands):

	For the year ended December 31,
	2015	2014	2013
Maximum balance:
FHLB advances	$44,988	$47,006	$63,489
Average balances:
FHLB advances	$24,626	$26,384	$33,697
Weighted average interest rate:
FHLB advances	0.43%	0.58%	0.53%

The following table sets forth certain information about our borrowings at the dates indicated (dollars in thousands):

	December 31,
	2015	2014	2013
FHLB advances	$40,435	$30,578	$43,221
Weighted average interest rate:
FHLB advances	0.39%	0.38%	0.36%

Subsidiary and Other Activities

Sound Financial Bancorp has one subsidiary, Sound Community Bank.

Competition

We face competition in attracting deposits and originating loans. Competition in originating real estate loans comes primarily from other commercial financial institutions, credit unions, life insurance companies and mortgage brokers. Other savings banks, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. Commercial business competition is primarily from local commercial banks, but other savings banks and credit unions also compete for this business. We compete by consistently delivering high-quality, personal service to our customers which results in a high level of customer satisfaction.

Our market area has a high concentration of financial institutions, many of which are branches of large money center and regional banks that have resulted from the consolidation of the banking industry in Washington and other western states. These include such large national lenders as US Bank, JP Morgan Chase, Wells Fargo, Bank of America, Key Bank and others in our market area that have greater resources than we do and may offer services that we do not provide. Customers who seek “one-stop shopping” may be drawn to institutions that offer services that we do not.

We attract our deposits through our branch office system. Competition for those deposits is principally from savings banks, commercial banks and credit unions, as well as mutual funds and other alternative investments. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates. Based on the most recent data provided by the FDIC, there are approximately 57 other commercial banks and savings institutions operating in the Seattle MSA. Based on the most recent branch deposit data provided by the FDIC, our share of deposits in the Seattle MSA was approximately 0.18%. The five largest financial institutions in that area have 23.25% of those deposits. In Clallam County there are 11 other commercial banks and savings institutions. Our share of deposits in Clallam County was the second highest in the county at 14.19%, with the five largest institutions in that county having 72.57% of the deposits. In Jefferson County there are seven other commercial banks and savings banks. Our share of deposits in Jefferson County is estimated to be 4.04%, with the five largest institutions in that county have 76.17% of those deposits.

How We Are Regulated

General. On December 28, 2012 Sound Community Bank converted from a federally chartered savings bank to a Washington state-chartered commercial bank. As a Washington commercial bank, Sound Community Bank’s regulators are the WDFI and the FDIC, rather than the OCC. The Federal Reserve is the primary federal regulator for Sound Financial Bancorp. A brief description of certain laws and regulations that are applicable to Sound Financial Bancorp and Sound Community Bank is set forth below. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations. Legislation is introduced from time to time in the United States Congress or the Washington State Legislature that may affect the operations of Sound Financial Bancorp and Sound Community Bank. In addition, the regulations governing us may be amended from time to time. Any such legislation or regulatory changes in the future could adversely affect our operations and financial condition.

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

The following aspects of the Dodd-Frank Act are related to our operations:

•	The Consumer Financial Protection Bureau (the “CFPB”), an independent consumer compliance regulatory agency within the Federal Reserve, has been established. The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority over financial institutions with total assets over $10 billion with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like Sound Community Bank, are subject to supervision and enforcement by their primary federal banking regulator with respect to federal consumer financial protection laws and regulations. The CFPB also has authority to promulgate new consumer financial protection regulations and amend existing consumer financial protection regulations.
•	The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.
•	The prohibition on payment of interest on demand deposits was repealed.
•	Deposit insurance increased to $250,000.
•	The deposit insurance assessment base for FDIC insurance is the depository institution’s average consolidated total assets less average tangible equity during the assessment period.
•	The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or the comparable percentage of the assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion. Pursuant to the Dodd-Frank Act, the FDIC issued a rule setting a designated reserve ratio at 2.0% of insured deposits.
•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules. The federal banking agencies have promulgated new rules on regulatory capital for both depository institutions and their holding companies, to include leverage capital and risk-based capital measures at least as stringent as those now applicable to Sound Community Bank under the prompt corrective action regulations. See “-Capital Rules”

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

Regulation of Sound Community Bank

General. Sound Community Bank, as a state-chartered commercial bank, is subject to applicable provisions of Washington law and to regulations and examinations of the WDFI. As an insured institution, it also is subject to examination and regulation by the FDIC, which insures the deposits of Sound Community Bank to the maximum permitted by law. During these state or federal regulatory examinations, the examiners may require Sound Community Bank to provide for higher general or specific loan loss reserves, which can impact our capital and earnings. This regulation of Sound Community Bank is intended for the protection of depositors and the Deposit Insurance Fund of the FDIC and not for the purpose of protecting shareholders of Sound Community Bank or Sound Financial Bancorp. Sound Community Bank is required to maintain minimum levels of regulatory capital and is subject to certain limitations on the payment of dividends to Sound Financial Bancorp. See “- Capital Rules” and “-Limitations on Dividends and Other Capital Distributions.”

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

Loans in excess of the supervisory loan-to-value ratio limitations must be identified in Sound Community Bank’s records and reported at least quarterly to Sound Community Bank’s Board of Directors. Sound Community Bank is in compliance with the record and reporting requirements. As of December 31, 2015, Sound Community Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were $7.8 million.

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

As required by the Dodd Frank Act, the FDIC has proposed a rule to offset the effect of the increase in the minimum reserve ratio of the DIF by imposing a surcharge on institutions with assets of $10 billion or more commencing when the reserve ratio reaches 1.15% and ending when it reaches 1.35%. This surcharge period is expected to begin in 2016 and end by December 31, 2018. Smaller institutions will receive credits for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The credit will apply to reduce regular assessments by 2.0 basis points for quarters when the reserve ratio is at least 1.40%.

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

The Sarbanes-Oxley Act of 2002 generally prohibits loans by Sound Financial Bancorp to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Sound Community Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The laws limit both the individual and aggregate amount of loans that Sound Community Bank may make to insiders based, in part, on Sound Community Bank’s capital level and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated borrowers and must not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

Capital Rules. Effective January 1, 2015 (with some provisions transitioned into full effectiveness over several years), Sound Financial Bancorp and Sound Community Bank are subject to new capital regulations adopted by the Federal Reserve and the FDIC. Under the new capital regulations, the minimum capital ratios are: (1) a common equity Tier 1 (“CET1”) capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets, and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%. CET1 generally consists of common stock, retained earnings, accumulated other comprehensive income (“AOCI”) unless an institution elects to exclude AOCI from regulatory capital, as discussed below, and certain minority interests, all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally includes CET1 and noncumulative perpetual preferred stock, less most intangible assets, subject to certain adjustments. Total capital consists of Tier 1 and Tier 2 Capital. Tier 2 capital, which is limited to 100 percent of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock that may be included in Tier 2 capital is limited to 50 percent of Tier 1 capital. Risk-weighted assets are determined under the capital regulations, which assign risk-weights to all assets and to certain off-balance sheet items.

The new regulations include the phasing-out of certain instruments as qualifying capital. Mortgage servicing and deferred tax assets over designated percentages of CET1 are deducted from capital. In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities, unless an institution elects to opt out of such inclusion, if eligible to do so. We have elected to permanently opt-out of the inclusion of AOCI in our capital calculations.

The new capital regulations include a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% risk weight for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and a 250% risk weight for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1 and total capital ratios, Sound Financial Bancorp and Sound Community Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The capital conservation buffer requirement is phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets will be required which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019.

Under the FDIC’s prompt corrective action standards, in order to be considered well-capitalized, a bank must have a ratio of CET1 capital to risk-weighted assets of 6.5%, a ratio of Tier 1 capital to risk-weighted assets of 8%, a ratio of total capital to risk-weighted assets of 10%, and a leverage ratio of 5%. In order to be considered adequately capitalized, a bank must have the minimum capital ratios described above. Institutions with lower capital ratios are assigned to lower capital categories. Based on safety and soundness concerns, the FDIC may assign an institution to a lower capital category than would originally apply based on its capital ratios. The FDIC is also authorized to require Sound Community Bank to maintain additional amounts of capital in connection with concentrations of assets, interest rate risk, and certain other items. The FDIC has not imposed such a requirement on Sound Community Bank.

An institution that is not well capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits. An institution that is not at least adequately capitalized is subject to numerous additional restrictions, and a guaranty by its holding company is required. An institution with a ratio of tangible equity to total assets of 20% or less is subject to appointment of the FDIC as receiver if its capital level does not improve in timely fashion. When the FDIC as receiver liquidates an institution, the claims of depositors and the FDIC as their successor have priority over other unsecured claims against the institution.

As of December 31, 2015, Sound Financial Bancorp and Sound Community Bank are well-capitalized under the capital rules and we anticipate that we will meet the capital conservation buffer requirement.

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

The CFPB has authority for amending existing consumer compliance regulations and implementing new regulations, and is charged with examining the compliance of financial institutions with assets in excess of $10 billion with these consumer protection rules. Sound Community Bank’s compliance with consumer protection rules is examined by the WDFI and the FDIC since it does not meet this $10 billion asset level threshold.

In addition, federal regulations limit the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.

The CRA requires the appropriate federal banking agency to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods. The FDIC examines Sound Community Bank for compliance with its CRA obligations. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance” and the appropriate federal banking agency is to take this rating into account in the evaluation of certain applications of the institution, such as an application relating to a merger or the establishment of a branch. An unsatisfactory rating may be the basis for the denial of such an application. The CRA also requires that all institutions make public disclosures of their CRA ratings. Sound Community Bank received a “satisfactory” rating in its most recent CRA evaluation. Under the law of the state of Washington, Sound Community Bank has a similar obligation to meet the credit needs of the communities it serves, and is subject to examination by the WDFI for this purpose, including assignment of a rating. An unsatisfactory rating may be the basis for denial of certain applications by the WDFI.

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

Federal Home Loan Bank System. Sound Community Bank is a member of the Federal Home Loan Bank of Des Moines, one of the 11 regional Federal Home Loan Banks in the Federal Home Loan Bank System. The Federal Home Loan Bank System provides a central credit facility for member institutions. As a member of the Federal Home Loan Bank of Des Moines, Sound Community Bank is required to hold shares of capital stock in that Federal Home Loan Bank. At December 31, 2015, Sound Community Bank had $2.2 million in Federal Home Loan Bank stock, which was in compliance with this requirement. Sound Community Bank received $13,000 in dividends from the Federal Home Loan Bank of Des Moines for the year ended December 31, 2015.

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

Permissible Activities. Under the Bank Holding Company Act, the Federal Reserve may approve the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. These activities generally include, among others, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers’ checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. The Bank Holding Company Act prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. A bank holding company that meets certain supervisory and financial standards and elects to be designed as a financial holding company may also engage in certain securities, insurance and merchant banking activities and other activities determined to be financial in nature or incidental to financial activities.

The Federal Reserve must approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank, and may approve an acquisition located in a state other than the holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state, but may not approve the acquisition of a bank that has not been in existence for the minimum time period, not exceeding five years, specified by the law of the host state, or an application where the applicant controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state that may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the federal law.

Capital Requirements for Sound Financial Bancorp. Effective January 1, 2015, Sound Financial Bancorp is subject to the capital rules described under the caption “Capital Rules” above. The Federal Reserve expects a holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. In addition, a bank holding company must serve as a source of financial strength for its depository institution subsidiaries.

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

Limitations on Dividends and Stock Repurchases

Sound Financial Bancorp. Sound Financial Bancorp’s ability to declare and pay dividends is subject to the Federal Reserve’s limits, including the capital conservation buffer requirement, and Maryland law, and may depend on its ability to receive dividends from Sound Community Bank.

A policy of the Federal Reserve limits the payment of a cash dividend by a bank holding company if the holding company’s net income for the past year is not sufficient to cover both the cash dividend and a rate of earnings retention that is consistent with capital needs, asset quality and overall financial condition. A bank holding company that does not meet any applicable capital standard would not be able to pay any cash dividends under this policy. A bank holding company subject to the Small Bank Holding Company Policy Statement, such as Sound Financial Bancorp, is expected not to pay dividends unless its debt-to-equity ratio is less than 1:1 and it meets certain additional criteria. The Federal Reserve also has indicated that it is inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.

Except for a company that meets the well-capitalized standard for bank holding companies, is well managed, and is not subject to any unresolved supervisory issues, a bank holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation or regulatory order, condition, or written agreement with the Federal Reserve. Regardless of its asset size, a bank holding company is considered well-capitalized if on a consolidated basis it has a total risk-based capital ratio of at least 10.0% and a Tier 1 risk-based capital ratio of 6.0% or more, and is not subject to an agreement, order, or directive to maintain a specific level for any capital measure.

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

The amount of dividends actually paid during any one period will be strongly affected by Sound Community Bank’s policy of maintaining a strong capital position. Federal law further provides that without prior approval no insured depository institution may pay a cash dividend if it would cause the institution to be less than adequately capitalized as defined in the prompt corrective action regulations. Moreover, the FDIC has the general authority to limit the dividends paid by insured banks if such payments are deemed to constitute an unsafe and unsound practice. In addition, dividends may not be declared or paid if Sound Community Bank is in default in payment of any assessment due the FDIC.

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

We had no unrecognized tax benefits at December 31, 2015 and at December 31, 2014.

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

Employees

At December 31, 2015, we had a total of 98 full-time employees and 13 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers of Sound Financial Bancorp and Sound Community Bank

Officers are elected annually to serve for a one year term. There are no arrangements or understandings between the officers and any other person pursuant to which he or she was or is to be selected as an officer.

Laura Lee Stewart. Ms. Stewart, age 66, is currently President and Chief Executive Officer of Sound Community Bank and Sound Financial Bancorp. Prior to joining Sound Community Bank as its President in 1989, when it was a credit union, Ms. Stewart was Senior Vice President/Retail Banking at Great Western Bank. Ms. Stewart was selected as an inaugural member of the FDIC Community Bank Advisory Board and completed her term in 2011. In 2011, Ms. Stewart was appointed to the inaugural Consumer Financial Protection Bureau board and completed her term in 2013. She also served as Chair of the ABA Government Relations Council and is the past Chair of the Washington Bankers Association. In 2011 and again in 2015, The American Banker honored her as one of the top 25 Women to Watch in banking. Ms. Stewart also is a member of the National Arthritis Foundation’s board of directors as well as serving as the Chair of the board of directors of Woodland Park Zoo. Her many years of service in all areas of the financial institution operations and duties as President and Chief Executive Officer of Sound Community Bank bring a special knowledge of the financial, economic and regulatory challenges we face and she is well suited to educating the Board on these matters.

Matthew P. Deines. Mr. Deines, age 42, has served as Chief Financial Officer of Sound Community Bank since 2002 and was appointed Executive Vice President in January 2005. Mr. Deines has also served as Chief Financial Officer and Executive Vice President of Sound Financial Bancorp (and its predecessor company) since its incorporation in 2008. Mr. Deines currently is responsible for management of our accounting, financial reporting, operations and information technology functions and is chair of Sound Community Bank’s Asset-Liability Management Committee. Prior to joining Sound Community Bank, Mr. Deines was an Audit Supervisor with

McGladrey and Pullen, LLP and received his Washington CPA certificate in 2000. Mr. Deines received a Bachelor of Science Degree from Loyola Marymount University. He received a Master of Business Administration Degree from the University of Washington in June 2010.

Elliott Pierce. Mr. Pierce, age 59, was appointed Senior Vice President and Chief Credit Officer of Sound Community Bank in April 2015 and was appointed Executive Vice President in January 2016. Mr. Pierce is responsible for management of the Bank’s Lending and Credit Administration functions, and is a member of the Bank’s Loan Committee. Prior to joining Sound Community Bank, Mr. Pierce was a Senior Vice President and Credit Administrator with Union Bank N.A. Mr. Pierce received his Bachelor of Arts Degree from the University of Washington and his Master of Business Administration from Seattle Pacific University. Mr. Pierce is also a graduate of the Pacific Coast Banking School.

Christina Gehrke. Ms. Gehrke, age 51, was appointed Senior Vice President and Chief Administrative Officer of Sound Community Bank in October 2015. Her responsibilities include, among other things, overseeing project management, vendor management, human resources, facilities management and marketing functions at the Bank. Ms. Gehrke previously served as Chief Accounting and Administrative Officer of the Federal Home Loan Bank of Seattle (the “FHLB”) where she was employed for 17 years. Ms. Gehrke’s responsibilities at the FHLB included overseeing the accurate and timely reporting of SEC periodic reports, the preparation of consolidated financial statements, SEC reporting and analysis, compliance with SOX policies and procedures, data management as well as facilities management.

Kelli Nielsen. Ms. Nielsen, age 44, is Senior Vice President of Retail Banking. Ms. Nielsen is responsible for Business Development. Ms. Nielsen joined the Sound Community Bank in August 2012. Prior to joining the Bank, Ms. Nielsen was Vice President of Relationship Strategies at Opus Bank (formerly Cascade Bank). She joined Cascade Bank in 2002 as Vice President and Sales and Service Manager for Retail Banking. Kelli has over 24 years of banking experience and has served 14 years on the WBA (Washington Bankers Association) Education Committee and holds three certificates from the Ritz Carlton Leadership Training Center. She is the 2014 - 2016 Chair of the WBA Retail Leadership Committee and a 2014 – 2016 Task Force Committee Member at the American Bankers Association Stonier School of Banking.

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

Five of our seven offices are leased. The operating leases contain renewal options and require us to pay property taxes and operating expenses on the properties. Our total rental expense for each of the years ended December 31, 2015 and 2014 was $877,000 and $873,000, respectively. The aggregate net book value of our land, buildings, leasehold improvements, furniture and equipment was $5.3 million at December 31, 2015. See also Note 7 of the Notes to Consolidated Financial Statements. In the opinion of management, the facilities are adequate and suitable for our current needs. We may open additional banking offices to better serve current customers and to attract new customers in subsequent years.

The following table sets forth certain information concerning our main office, our branch offices and our loan production office at December 31, 2015:

Location	Year opened	Owned or leased	Lease expiration date
Main office:
2005 5th Avenue Seattle, WA 98121	1993	Leased	2017(1)

Future Main office:
Third and Battery Seattle, WA 98121	2017 (est)	Leased	2029 (est)

Branch offices:
Cedar Plaza Branch 22807 44th Avenue West Mountlake Terrace, WA 98043	2004	Leased	2025(2)
Tacoma Branch 2941 S. 38th Street Tacoma, WA 98409	2009	Leased	2019(5)
Port Ludlow Branch 9500 Oak Bay Road, Ste A. Port Ludlow, WA 98365	2014	Owned
Sequim Branch 645 W. Washington Street Sequim, WA 98382	1997	Owned
Port Angeles Branch 110 N. Alder Street Port Angeles, WA 98682	2010	Leased	2028(3)

Loan Production Office:
Madison Park Loan Office 3101 E. Madison Street Seattle, WA 98112	2013	Leased	2019(4)
(1)	Lease contains no renewal option.
(2)	Lease provides for one five-year renewal.
(3)	Lease provides for two ten-year renewals.
(4)	Lease provides for three three-year renewals.
(5)	Lease provides for two five-year renewals.

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

The common stock of Sound Financial Bancorp, which began trading on August 23, 2012, is traded on The NASDAQ Capital Market under the symbol “SFBC.” The table below shows the high and low closing prices and quarterly dividends for our common stock for the periods indicated.

	Stock Price		Dividends Per Share
2015 Quarters	High	Low
First Quarter (ended 3/31/2015)	$19.80	$18.00	$0.05
Second Quarter (ended 6/30/2015)	$22.40	$18.82	$0.06
Third Quarter (ended 9/30/2015)	$21.00	$18.50	$0.06
Fourth Quarter (ended 12/31/2015)	$22.65	$20.05	$0.06
	Stock Price		Dividends Per Share
2014 Quarters	High	Low
First Quarter (ended 3/31/2014)	$17.58	$16.55	$0.05
Second Quarter (ended 6/30/2014)	$17.51	$16.55	$0.05
Third Quarter (ended 9/30/2014)	$18.75	$17.09	$0.05
Fourth Quarter (ended 12/31/2014)	$18.93	$17.48	$0.05

At December 31, 2015, there were 2,469,688 shares outstanding and the closing price of our common stock on that date was $22.64. On that date, we had approximately 260 shareholders of record.

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

There were no stock repurchases by the Company during the quarter ended December 31, 2015.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following table sets forth certain information concerning the Company’s consolidated financial position and results of operations at and for the dates indicated and have been derived from the audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8., “Financial Statements and Supplementary Data.” (In thousands)

	At December 31,
	2015	2014	2013
Selected Financial Condition Data:
Total assets	$540,760	$495,187	$442,611
Total loans, net	454,833	425,973	386,749
Loans held-for-sale	2,091	810	130
Available for sale securities, at fair value	6,696	11,524	15,421
Bank-owned life insurance, net	11,746	11,408	11,068
Other real estate owned and repossessed assets, net	769	323	1,178
Federal Home Loan Bank stock, at cost	2,212	2,224	2,314
Total deposits	440,024	407,809	348,339
Borrowings	40,435	30,578	43,221
Stockholders’ equity	54,520	50,644	46,504
	For the years ended December 31,
	2015	2014	2013
Selected Operations Data:
Total interest income	$22,453	$21,356	$19,626
Total interest expense	2,752	2,423	2,312
Net interest income	19,701	18,933	17,314
Provision for loan losses	400	800	1,350
Net interest income after provision for loan losses	19,301	18,133	15,964
Service charges and fee income	2,605	2,571	2,270
Gain on sale of loans	1,301	624	967
Mortgage servicing income	840	509	457
Loss on Sale of Securities	(31)	—	(30)
Fair value adjustment on mortgage servicing rights	210	328	900
Earnings on cash surrender value of BOLI	338	340	348
Total noninterest income	5,263	4,372	4,912
Salaries and benefits	9,223	8,278	7,206
Operations expense	3,995	4,045	3,950
Occupancy expense	1,493	1,359	1,316
Net losses on OREO and repossessed assets	311	208	1,036
Other noninterest expense	2,463	2,037	1,613
Total noninterest expense	17,485	15,927	15,121
Income before provision for income taxes	7,079	6,578	5,755
Provision for income taxes	2,289	2,338	1,815
Net income	$4,790	$4,240	$3,940

	For the years ended December 31,
	2015	2014	2013
Selected Financial Ratios and Other Data:
Performance ratios:
Return on assets (ratio of net income to average total assets)	0.95%	0.93%	0.96%
Return on equity (ratio of net income to average equity)	8.93	8.76	8.68
Dividend payout ratio	11.98	11.89	9.85
Interest rate spread information:
Average during period	4.13	4.45	4.44
End of period	4.17	4.33	4.06
Net interest margin(1)	4.17	4.49	4.55
Noninterest income to total net revenue(2)	21.08	18.76	22.10
Noninterest expense to average total assets	3.47	3.48	3.68
Average interest-earning assets to average interest-bearing liabilities	106.82	117.53	116.97
Efficiency ratio(3)	68.71	66.97	63.29
Asset quality ratios:
Nonperforming assets to total assets at end of period	0.54	0.84	0.70
Nonperforming loans to total loans	0.47	0.89	0.49
Allowance for loan losses to nonperforming loans	217.65	114.19	217.44
Allowance for loan losses to total loans	1.01	1.02	1.07
Net charge-offs to average loans outstanding	0.03	0.14	0.40
Capital ratios:
Equity to total assets at end of period	10.08	10.24	10.51
Average equity to average assets	10.66	10.57	11.04
Other data:
Number of full service offices	6	6	5
(1)	Net interest income divided by average interest earning assets.
(2)	Noninterest income divided by the sum of noninterest income and net interest income.
(3)	Noninterest expense, excluding other real estate owned and repossessed property expense, as a percentage of net interest income and total noninterest income, excluding net securities transactions.

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

Overview

Our principal business consists of attracting retail deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial and multifamily, consumer and commercial business loans and construction and land loans. We offer a wide variety of secured and unsecured consumer loan products, including manufactured home loans, floating home loans, automobile loans, boat loans and recreational vehicle loans. We intend to continue emphasizing our residential mortgage, commercial and multifamily and commercial business lending, while continuing to originate home equity and consumer loans. As part of our business, we focus on residential mortgage loan originations, most of which we sell to Fannie Mae. We sell many of these loans with servicing retained to maintain the direct customer relationship and promote our emphasis on strong customer service. We originated $112.3 million, $82.3 million and $118.8 million of one- to four-family residential mortgage loans during the years ended December 31, 2015, 2014 and 2013, respectively. During these same periods, we sold $72.6 million, $52.7 million and $108.9 million, respectively, of one- to four-family residential mortgage loans.

Our operating revenues are derived principally from earnings on interest earning assets, service charges and fees, and gains on the sale of loans. Our primary sources of funds are deposits, Federal Home Loan Bank (“FHLB”) advances, and payments received on loans and securities. We offer a variety of deposit accounts that provide a wide range of interest rates and terms, generally including savings, money markets, NOW accounts, term certificates and demand accounts.

Our noninterest expenses consist primarily of salaries, incentive pay, commissions, and employee benefits, expenses for occupancy, marketing, professional fees, data processing, FDIC deposit insurance premiums and regulatory expenses. Salaries and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, directors' fees, expenses for retirement, share-based compensation and other employee benefits. Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, property taxes, depreciation charges, maintenance and the cost of utilities.

Our strategic plan targets consumers, small and medium size businesses, and professionals in our market area for loans and deposits. In pursuit of these goals and managing the size of our loan portfolio, we focus on including a significant amount of commercial business and commercial and multifamily loans in our portfolio. A significant portion of these commercial and multifamily and business loans have adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. Our commercial loan portfolio (commercial and multifamily and commercial business loans) increased to $194.6 million or 42.2% of our loan portfolio at December 31, 2015, from $188.4 million or 43.6% of our loan portfolio at December 31, 2014, and $171.2 million or 43.7% of our loan portfolio at December 31, 2013. In addition to higher balances in commercial lending, we also benefit from additional lending opportunities in our construction and land development portfolio. Our construction and land development portfolio increased to $57.0 million or 12.4% of our loan portfolio at December 31, 2015, from $46.3 million or 10.7% of our loan portfolio as of December 31, 2014 and $44.3 million or 11.3% as of December 31, 2013. Additional commercial and multifamily, and construction and land loans have improved our net interest income and helped further diversify our loan portfolio mix.

Our provision for loan losses expense was significantly lower in 2015 and 2014 than during the three previous years and reflects decreased levels of delinquencies, classified loans and net charge-offs.

Recent Accounting Standards

For a discussion of recent accounting standards, please see Note 2 - Accounting Pronouncements Recently Issued or Adopted in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Critical Accounting Policies

Certain of our accounting policies are important to an understanding of our financial condition, since they require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for other-than-temporary impairment of securities, accounting for mortgage servicing rights, accounting for other real estate owned, and accounting for deferred income taxes. For additional information on our accounting policies see “Note 1 - Organization and Significant Accounting Principles” in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Other-than-temporary impairment of securities. Management reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”), taking into consideration current market conditions; fair value in relationship to cost; extent and nature of the change in fair value; issuer rating changes and trends; whether management intends to sell a security or if it is likely that we will be required to sell the security before recovery of the amortized cost basis of the investment, which may be upon maturity; and other factors. For debt securities, if management intends to sell the security or it is likely that we will be required to sell the security before recovering our cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If management does not intend to sell the security and it is not more likely than not that we will be required to sell the security, but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, i.e., the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (loss). Impairment losses related to all other factors are presented as separate components within accumulated other comprehensive income (loss).

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

Business and Operating Strategies and Goals

Our goal is to deliver returns to shareholders by increasing higher-yielding assets (including commercial and multifamily and commercial business loans), increasing core deposit balances, reducing expenses, managing problem assets and exploring expansion opportunities. We seek to achieve these results by focusing on the following objectives:

Focusing on Asset Quality. Our goal is to maintain or improve upon our level of nonperforming assets by managing credit risk on the current loan portfolio and new originations. We are focused on actively monitoring and managing all segments of our loan portfolio in order to proactively identify and mitigate risk. We continue to devote significant efforts and resources to reduce our problem assets. Nonperforming assets decreased to $2.9 million at December 31, 2014, compared to $4.2 million at December 31, 2014 and decreased from $3.1 million at December 31, 2013.

Improving Earnings by Expanding Product Offerings. We intend to prudently maintain the percentage of our assets consisting of higher-yielding commercial real estate and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations than one-to four- family mortgage loans while maintaining our focus on residential lending. We also intend to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services to our customers. We intend to further build relationships with small businesses through new and existing product offerings including merchant services, remote deposit capture, online and mobile cash management, and online tools for wires, ACH and bill payment. With our long experience and expertise in residential lending we believe we can be effective in capturing the opportunities of these market changes in residential lending. We continue to develop correspondent relationships to sell some mortgage loans servicing-released.

Emphasizing lower cost core deposits to manage the funding costs of our loan growth. Our strategic focus is to emphasize total relationship banking with our customers to internally fund our loan growth. We are also focused on reducing wholesale funding sources, including FHLB advances, through the continued growth of core customer deposits. We believe that a continued focus on customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. We intend to increase demand deposits by growing retail and business banking relationships. New technology and services are generally reviewed for business development and cost saving opportunities. We continue to experience growth in customer use of our online and mobile banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying while providing our customers greater flexibility and convenience in conducting their banking. In addition to our retail branches, we maintain state of the art technology-based products, such as business cash management, business remote deposit products and an online personal financial management and consumer remote deposit product. Total deposits increased to $440.0 million at December 31, 2015, from $407.8 million at December 31, 2014, and $348.3 million at December 31, 2013. At December 31, 2015, core deposits, which we define as our non-time deposit accounts and time deposit accounts less than $250,000, increased $22.7 million to $377.3 million while FHLB advances increased $9.9 million to $40.4 million from December 31, 2014.

Maintaining Our Customer Service Focus. Exceptional service, local involvement (including volunteering and contributing to the communities where we are located) and timely decision-making are integral parts of our business strategy. We emphasize to our employees the importance of delivering exemplary customer service and seeking opportunities to build further relationships with our customers to enhance our market position and add profitable growth opportunities. The goal is to compete with other financial service providers by relying on the strength of our customer service and relationship banking approach. We believe that one of our strengths is that our employees are also significant shareholders through our employee stock ownership (“ESOP”) and 401(k) plans. We also offer incentives that are designed to reward employees for achieving high quality growth.

Expanding our presence within our existing and contiguous market areas and by capturing business opportunities resulting from changes in the competitive environment. We believe that opportunities currently exist within our market area to grow our franchise. We anticipate organic growth as the local economy and loan demand strengthens, through our marketing efforts and as a result of the opportunities being created as a result of the consolidation of financial institutions that is occurring in our market area. In addition, by delivering high quality, customer-focused products and services, we expect to attract additional borrowers and depositors and thus increase our market share and revenue generation. We opened a loan production office in Seattle in March 2013 and acquired three branches in August 2014. Following completion of the transaction, we closed our Sequim branch location and consolidated it into the acquired Sequim branch location and closed the acquired branch office located in Port Angeles and consolidated those operations into the Bank’s existing Port Angeles branch. We continue to be disciplined as it pertains to future expansion, acquisitions and de novo branching focusing on the markets in Western Washington, which we know and understand.

Comparison of Financial Condition at December 31, 2015 and December 31, 2014

General. Total assets increased by $45.6 million, or 9.2%, to $540.8 million at December 31, 2015 from $495.2 million at December 31, 2014. This increase was primarily the result of a $28.9 million, or 6.8%, increase in our net loan portfolio, a $19.0 million, or 64.8%, increase in cash and cash equivalents, an increase in OREO and repossessed assets of $446,000 and a $401,000 increase in other assets partially offset by a $220,000, decrease in premises and equipment. Asset growth was funded by a $32.2 million, or 7.9%, increase in deposits and a $9.9 million increase in borrowings.

Cash and Securities. We increased our on-balance sheet liquidity in 2015 in order to manage liquidity and interest rate risk. Cash, cash equivalents and our available-for-sale securities increased by $14.1 million, or 34.6%, to $55.0 million at December 31, 2015. Cash and cash equivalents increased by $19.0 million, or 63.8%, to $48.3 million at December 31, 2015. Available-for-sale securities, which consist primarily of agency mortgage-backed securities, decreased by $4.8 million, or 41.9%, to $6.7 million at December 31, 2015 from $11.5 million at December 31, 2014 as a result of pay downs.

At December 31, 2015, our securities portfolio consisted of 12 agency mortgage-backed securities, one non-agency mortgage-backed securities and five municipal securities with a fair value of $6.7 million. At December 31, 2014, our securities portfolio consisted of 15 agency mortgage-backed securities, five non-agency mortgage-backed securities and five municipal bonds with a fair value of $11.5 million.

During the year ended December 31, 2015, we recognized no non-cash OTTI charges on our investment securities. Our one non-agency mortgage-backed security had an unrealized loss but management determined the decline in value was not related to specific credit deterioration. The unrealized loss was caused by changes in interest rates and market illiquidity causing a decline in the fair value subsequent to the purchase. The contractual terms of this security does not permit the issuer to settle the security at a price less than par. We do not intend to sell this security and it is more likely than not that we will not be required to sell this security before anticipated recovery of the remaining amortized cost basis.

Loans. Our total loan portfolio, excluding loans held-for-sale, increased $29.1 million, or 6.8%, to $459.5 million at December 31, 2015 from $430.3 million at December 31, 2014. Loans held-for-sale increased to $2.1 million at December 31, 2015 from $810,000 at December 31, 2014, reflecting primarily the timing of transactions in late 2015, as compared to late 2014.

The following table reflects the changes in the types of loans in our portfolio at the end of 2015, as compared to the end of 2014 (dollars in thousands):

	December 31,		Amount Change	Percent Change
	2015	2014
One-to-four-family	141,125	$133,031	$8,094	6.08%
Home equity	31,573	34,675	(3,102)	(8.95)
Commercial and multifamily	175,312	168,952	6,360	3.76
Construction and land	57,043	46,279	10,764	23.26
Manufactured homes	13,798	12,539	1,259	10.16
Other consumer	23,030	16,875	6,155	36.47
Commercial business	19,295	19,525	(230)	(1.18)
Total loans	$461,176	$431,876	$29,300	6.78%

The most significant change in our loan portfolio was an increase in one- to four- family mortgage loans which was primarily a result of increases in higher yielding jumbo mortgage and non-conforming one- to four- family mortgage loans. Commercial and multifamily loans increased primarily as a result of continued efforts to expand and diversify our lending portfolio. Other consumer loans increased primarily as a result of expansion of our floating home loan portfolio. Manufactured home loans increased as a result of increased demand for these types of loans by well-qualified borrowers. The loan portfolio remains well-diversified with commercial and multifamily real estate loans accounting for 38.0% of the portfolio, one-to-four family real estate loans 30.6% of the portfolio and home equity, manufactured and other consumer loans 14.9% of the portfolio. Construction and land loans account for 12.4% of the portfolio and commercial business loans account for the remaining 4.2% of the portfolio. At December 31, 2014, commercial and multifamily real estate loans accounted for 39.1% of the portfolio, , one-to-four family real estate loans accounted for 30.8% of the portfolio and home equity, manufactured and other consumer loans 14.8% of the portfolio, construction and land loans 10.7% of the portfolio and commercial business loans accounted for the remaining 4.5% of the portfolio.

Mortgage Servicing Rights. At December 31, 2015 and 2014, we had $3.2 million in mortgage servicing rights recorded at fair value. We record mortgage servicing rights on loans sold to Fannie Mae with servicing retained and upon acquisition of a servicing portfolio. We stratify our capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans. Mortgage servicing rights are carried at fair value. If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.

Nonperforming Assets. At December 31, 2015, our nonperforming assets totaled $2.9 million, or 0.5% of total assets, compared to $4.2 million, or 0.84% of total assets at December 31, 2014.

The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio at the dates indicated (dollars in thousands):

	Nonperforming Assets at December 31,
	2015	2014	Amount Change	Percent Change
Nonaccrual loans	$1,042	$1,464	$64	4.37%
Accruing loans 90 days or more delinquent	117	114	3	2.63
Nonperforming TDRs	971	2,264	(1,779)	(78.58)
OREO and repossessed assets	769	323	446	138.08
Total	$2,899	$4,165	$(1,266)	(30.40)%

Nonperforming loans to total loans decreased to $2.1 million, or 0.5%, of total loans at December 31, 2015 from $3.8 million, or 0.9%, at December 31, 2014. Nonperforming one- to four- family real estate loans increased $128,000 to $1.6 million at December 31, 2015 from $1.5 million at December 31, 2014.

OREO and repossessed assets increased 138.1% to $769,000 at December 31, 2015, primarily due to the reclassification of the Port Angeles property from Bank premises to OREO. During 2015, we repossessed three personal residences and five manufactured homes. We sold four personal residences and seven manufactured homes at an aggregate loss of $201,000. Our largest OREO at December 31, 2015, consisted of a $600,000 former bank branch property, a $124,000 loan secured by a land in Mason County, Washington, and a $35,000 loan secured by a personal residence in Clallam County.

Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of evaluation in accordance with generally accepted accounting principles in the United States. It is our best estimate of probable incurred credit losses in our loan portfolio.

The following table reflects the adjustments in our allowance during 2015 and 2014 (dollars in thousands):

	Year Ended December 31,
	2015	2014
Balance at beginning of period	$4,387	$4,177
Charge-offs	(210)	(743)
Recoveries	59	153
Net charge-offs	151	590
Provisions charged to operations	400	800
Balance at end of period	$4,636	$4,387
Ratio of net charge-offs during the period to average loans outstanding during the period	0.03%	0.14%
Allowance as a percentage of nonperforming loans	217.65%	114.19%
Allowance as a percentage of total loans (end of period)	1.01%	1.02%

Specific loan loss reserves increased $515,000, while general loan loss reserves decreased $266,000 at December 31, 2015, compared to the prior year end. The increase in specific loan loss reserves was primarily due to a change in valuation methods on a commercial real estate loan from cash flow to collateral value resulting in a lower valuation. The decrease in general loan loss reserves was due to the improved credit quality of the loan portfolio. Net charge-offs for 2015 were $151,000, or 0.03% of average loans, compared to $590,000, or 0.14% of average loans for 2014. The decrease in net charge-offs was primarily due to the improved economic conditions in our market area and continued efforts in credit administration and collections. As of December 31, 2015, the allowance for loan losses as a percentage of total loans and nonperforming loans was 1.01% and 217.65%, respectively, compared to 1.02% and 114.19%, respectively, at December 31, 2014.

Deposits. Total deposits increased by $32.2 million, or 7.9%, to $444.0 million at December 31, 2015 from $407.8 million at December 31, 2014. Interest-bearing demand accounts increased $24.3 million, or 23.6%, and noninterest-bearing demand accounts increased $6.3 million, or 15.1% and savings accounts increased $5.6 million, or 16.9%. These increases were partially offset by a $1.2 million, or 2.2%, decrease in money market accounts and a $3.1 million, or 1.8% decrease in certificates. The increase in interest-bearing demand accounts was primarily a result of emphasis on our rewards checking product as well as a competitively priced interest-bearing demand account. The increase in noninterest-bearing demand accounts was primarily a result of our continued emphasis on attracting relatively low-cost core deposit accounts from small businesses. The decrease in certificates was due in part to low rates on these types of deposits. The decrease in money market accounts was primarily the result of customers placing these funds in higher yielding interest-bearing demand accounts. Escrow accounts increased by $226,000, or 8.8%, as a result of higher balances in our custodial accounts for our loan servicing portfolio. At December 31, 2015, brokered deposits were $4.6 million compared to $5.0 million at December 31, 2014.

A summary of deposit accounts with the corresponding weighted average cost of funds is presented below (dollars in thousands):

	As of December 31, 2015		As of December 31, 2014
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$48,067	0.00%	$41,773	0.00%
Interest-bearing demand	127,392	0.42	103,048	0.43
Savings	38,833	0.18	33,233	0.16
Money market	54,046	0.16	55,236	0.27
Certificates	168,880	1.22	171,939	1.03
Escrow	2,806	0.00	2,580	0.00
Total	$440,024	0.63%	$407,809	0.60%

Borrowings. FHLB advances increased $9.8 million, or 32.2%, to $40.4 million at December 31, 2015, with a weighted-average cost of 0.39%, from $30.6 million at December 31, 2014, with a weighted-average cost of 0.38%. This increase in borrowings was a result of the growth in our loan portfolio. We rely on FHLB advances to fund interest-earning assets when deposits alone cannot fully fund interest-earning asset growth. This reliance on borrowings, rather than deposits, may increase our overall cost of funds.

Stockholders’ Equity. Total stockholders’ equity increased $3.9 million, or 7.7%, to $54.5 million at December 31, 2015. This primarily reflects net income of $4.8 million and ESOP share allocations of $457,000, partially offset by $1.3 million in stock repurchases and cash dividends of $574,000.

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

	December 31,
	2015			2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Loans receivable(1)	$437,425	$22,233	5.08%	$408,283	$21,143	5.18%	$358,029	$19,329	5.40%
Investments and interest bearing accounts	34,601	220	0.64	13,792	213	1.54	22,902	297	1.30
Total interest-earning assets(1)	472,026	22,453	4.76	422,075	21,356	5.06	380,931	19,626	5.15
Interest-bearing liabilities:
Savings and money market accounts	90,639	150	0.17	85,192	201	0.24	99,799	253	0.25
Demand and NOW accounts	160,583	478	0.30	125,312	378	0.30	44,009	162	0.37
Certificate accounts	166,030	2,018	1.22	163,527	1,690	1.03	148,154	1,681	1.13
Borrowings	24,626	106	0.43	26,318	154	0.59	33,697	216	0.64
Total interest-bearing liabilities	441,878	2,752	0.62	400,349	2,423	0.61	325,659	2,312	0.71
Net interest income		$19,701			$18,933			$17,314
Net interest rate spread			4.13%			4.45%			4.44%
Net earning assets	$30,148			$21,872			$55,272
Net interest margin			4.17%			4.49%			4.55%
Average interest-earning assets to average interest-bearing liabilities		106.82%			105.47%			116.97%
(1)	Calculated net of deferred loan fees, loan discounts and loans in process.

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

	Year ended December 31, 2015 vs. 2014			Year ended December 31, 2014 vs. 2013
	Increase (decrease) due to		Total Increase (decrease)	Increase (decrease) due to		Total Increase (decrease)
	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans receivable	1,509	$(419)	$1,090	$2,713	$(899)	$1,814
Investments and interest bearing accounts	321	(314)	7	(118)	34	(84)
Total interest-earning assets	1,830	(733)	1,097	2,595	(865)	1,730
Interest-bearing liabilities:
Savings and Money Market accounts	13	(64)	(51)	(37)	(15)	(52)
Demand and NOW accounts	106	(6)	100	299	(83)	216
Certificate accounts	26	302	328	174	(165)	9
Borrowings	(10)	(38)	(48)	(47)	(16)	(63)
Total interest-bearing liabilities	$135	$194	$329	$389	$(279)	$110
Change in net interest income			$768			$1,620

Comparison of Results of Operation for the Years Ended December 31, 2015 and 2014

General. Net income increased $550,000 to $4.8 million, or $1.86 per diluted common share for the year ended December 31, 2015, from $4.2 million, or $1.63 per diluted common share for the year ended December 31, 2014. The primary reasons for the improvement were increases in net interest income and noninterest income and a decrease in the provision for loan losses, partially offset by higher noninterest expense.

Interest Income. Interest income increased by $1.1 million, or 5.1%, to $22.5 million for the year ended December 31, 2015, from $21.4 million for the year ended December 31, 2014. The increase in interest income for the year primarily reflected the increase in the average balance of interest-earning assets, in particular our average balance of loans receivable which outpaced the decline in the weighted average yield on our interest-earning assets during the year ended December 31, 2015 as compared to the prior year.

Our weighted average yield on interest-earning assets was 4.76% for the year ended December 31, 2015, compared to 5.06% for the year ended December 31, 2014. The weighted average yield on loans decreased, to 5.08% for the year ended December 31, 2015 from 5.18% for the year ended December 31, 2014. The average balance of gross loans receivable increased $29.1 million, or 7.1%, for the year ended December 31, 2015 as compared to the prior year. The weighted average yield on available for sale securities was 0.64% for the year ended December 31, 2015 compared to 1.54% for the year ended December 31, 2014. The average balance of available for sale securities and interest bearing accounts increased $20.8 million, or 150.9%, for the year ended December 31, 2014 as compared to the prior year.

Interest Expense. Interest expense increased $329,000, or 13.6%, to $2.8 million for the year ended December 31, 2015, from $2.4 million for the year ended December 31, 2014. This increase reflects primarily overall higher balances of deposits partially offset by a decrease in the average balance of FHLB advances and a lower weighted average cost of interest-bearing deposits during the year. Our weighted average cost of interest-bearing liabilities was 0.62% for the year ended December 31, 2015, compared to 0.61% for the year ended December 31, 2014.

Interest paid on deposits increased $377,000, or 16.6%, to $2.6 million for the year ended December 31, 2015, from $2.3 million for the year ended December 31, 2014. This increase resulted from a $43.2 million increase in the average balances of deposits, which was partially offset by a lower weighted average cost of deposits during the year. The primary reason for the increase was the additional expense recognized in 2015 compared to 2014, for the amortization of the premium paid for the deposits acquired in the branch transaction in August 2014. We experienced a two basis point increase in the average rate paid on deposits during the year ended December 31, 2015 compared to 2014.

Interest expense on borrowings decreased $48,000, or 31.2%, to $106,000 for the year ended December 31, 2015 from $154,000 for the year ended December 31, 2014. The decrease was a result of a 15 basis point decrease in our cost of borrowings to 0.43% for the year ended December 31, 2015 from 0.58% for the year ended December 31, 2014 and a $1.6 million decrease in the average balance of borrowings outstanding during the year.

Net Interest Income. Net interest income increased $768,000, or 4.1%, to $19.7 million for the year ended December 31, 2015, from $19.0 million for the year ended December 31, 2014. The increase primarily resulted from increased interest income due to higher average loan balances and lower average balances and cost of borrowings. This was partially offset by higher average balances of interest-bearing deposits during 2015 as compared to 2014. In addition, our average yield on loans receivable decreased during the year ended December 31, 2015 as compared to the prior year as new loan origination s and re-pricing adjustable rate loans reflect the continued low rate environment. Our net interest margin was 4.17% for the year ended December 31, 2015, compared to 4.49% for the year ended December 31, 2014.

Provision for Loan Losses. We establish our allowance for loan losses through provisions for loan losses, which are charged to earnings, at a level required to reflect management’s best estimate of the probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, peer group data, prevailing economic conditions, and current factors. Large groups of smaller balance homogeneous loans, such as one-to four-family, commercial and multifamily, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data. Loans for which management has concerns about the borrowers’ ability to repay, are evaluated individually, and specific loss allocations are provided for these loans when necessary.

A provision of $400,000 was made during the year ended December 31, 2015, compared to a provision of $800,000 during the year ended December 31, 2014. The reduced provision primarily reflects improvements in our credit metrics partially offset by higher average loan balances and changes in the composition of our loan portfolio.

For the year ended December 31, 2015, the annualized percentage of net charge-offs to average loans decreased 11 basis points to 0.03% from 0.14% for the year ended December 31, 2014. Nonperforming loans to total loans decreased to 0.47% at December 31, 2015 from 0.89% at December 31, 2014. See “- Comparison of Financial Condition at December 31, 2015 and December 31, 2014 – Delinquencies and Nonperforming Assets” for more information on nonperforming loans in 2015.

Noninterest Income. Noninterest income increased $891,000, or 20.4%, to $5.3 million for the year ended December 31, 2015, as compared to $4.4 million for the year ended December 31, 2014 as reflected below (dollars in thousands):

	Year Ended December 31,		Amount Change	Percent Change
	2015	2014
Service charges and fee income	$2,605	$2,571	$34	1.3%
Earnings on cash surrender value of bank owned life insurance	338	340	(2)	(0.6)
Mortgage servicing income	840	509	331	65.0
Fair value adjustment on mortgage servicing rights	210	328	(118)	(36.0)
Gain (Loss) on Sale of Securities	(31)	—	(31)
Net gain on sale of loans	1,301	624	677	108.5
Total noninterest income	$5,263	$4,372	$891	20.4%

The increase in service charges and fee income was primarily the result of increased deposit service fees and higher loan fees. Mortgage servicing income increased due to the increase in volume of loans being serviced by the Bank. The decrease in the fair value adjustment on mortgage servicing rights was primarily a result of the duration on the underlying loans being projected to shorten due to the increased refinance activity. The increase in gain on sale of loans was primarily reflective of higher volumes and average premiums on loans sold.

Noninterest Expense. Noninterest expense increased $1.6 million, or 9.8%, to $17.5 million during 2015 compared to $15.9 million during 2014, as reflected below (dollars in thousands):

	Year Ended December 31,		Amount Change	Percent Change
	2015	2014
Salaries and benefits	$9,223	$8,278	$945	11.4%
Operations	3,995	4,045	(50)	(1.2)
Regulatory assessments	746	267	479	179.4
Occupancy	1,493	1,359	134	9.9
Data processing	1,717	1,770	(53)	(3.0)
Losses and expenses on OREO and repossessed assets	311	208	103	49.5
Total noninterest expense	$17,485	$15,927	$1,558	9.8%

Salaries and benefits expense increased during 2015 primarily due to a net increase of three full time equivalent employees, and an increase in incentive compensation and medical expense. Regulatory assessments increased in part due to the fee structure utilized by the Washington State Department of Financial Institutions, for providing services to the Bank compared to the former regulatory agency that provided those services. Occupancy expenses increased due to the operation of an additional branch for the year compared to only five months in 2014. Losses and expenses on OREO and repossessed assets increased $103,000 due to write-downs on OREO properties.

Income Tax Expense. For the year ended December 31, 2015, we had income tax expense of $2.3 million on our pre-tax income as compared to $2.3 million for the year ended December 31, 2014. The effective tax rates for the years ended December 31, 2015 and 2014 were 32.8% and 35.5%, respectively.

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

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for customer funds (particularly withdrawals of deposits). At December 31, 2015, we had $55.0 million in cash and investment securities available for sale and $2.1 million in loans held-for-sale. We can also obtain funds from borrowings, primarily FHLB advances. At December 31, 2015, we had the ability to borrow an additional $86.1 million in FHLB advances, subject to certain collateral requirements. We have access to additional borrowings of $25.9 million through the Federal Reserve’s Discount Window, subject to certain collateral requirements, $10.0 million through a an unsecured lines of credit with The Bankers Bank (TIB), $2.0 million through an unsecured line of credit at Pacific Coast Banker’s Bank and up to $9.0 million through a Fed Funds Sweep and Line Agreement established with Zions Bank.

We are required to have adequate cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

Liquidity management involves the matching of cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and our ability to manage those requirements. We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance we have in short-term investments at any given time will adequately cover any reasonably anticipated, immediate need for funds. Additionally, we maintain relationships with correspondent banks, which could provide funds on short-term notice if needed. Our liquidity, represented by cash and cash-equivalents, is a product of our operating, investing and financing activities.

As disclosed in our Consolidated Statements of Cash Flows in Item 8 of this Annual Report on Form 10-K, cash and cash equivalents increased $19.0 million to $48.3 million as of December 31, 2015, from $29.3 million as of December 31, 2014. Net cash provided by operating activities was $3.8 million for the year ended December 31, 2015. Net cash of $25.6 million was used in investing activities during the year ended December 31, 2015 and consisted principally of loan originations, net of principal repayments and purchases of premises and equipment There was $40.9 million of cash provided by financing activities during the year ended December 31, 2015 and primarily consisted of a $32.2 million net increase in deposits and a $9.9 million increase in net FHLB advances.

Sound Financial Bancorp is a separate legal entity from Sound Community Bank and must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to Sound Community Bank), Sound Financial Bancorp is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt. Sound Financial Bancorp’s primary source of funds is dividends from Sound Community Bank, which are subject to regulatory limits. At December 31, 2015, Sound Financial Bancorp, on an unconsolidated basis, had $451,000 in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2015, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $59.1 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2015, totaled $100.8 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us. See also the Consolidated Statements of Cash Flows, included in Item 8, “financial Statements and Supplementary Data,” of this Form 10-K, for further information.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the year ended December 31, 2015, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet loan commitments at December 31, 2015, is as follows (in thousands):

Off-balance sheet loan commitments:
Residential mortgage commitments	$6,037
- Undisbursed portion of loans closed	32,951
Unused lines of credit	19,925
Irrevocable letters of credit	185
Total loan commitments	$59,098

Capital

Sound Community Bank is subject to minimum capital requirements imposed by regulations of the FDIC. Based on its capital levels at December 31, 2015, Sound Community Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a “well-capitalized” status under the regulatory capital categories of the FDIC. Based on capital levels at December 31, 2015, Sound Community Bank was considered to be well-capitalized. Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank’s “well-capitalized” status. See “Business - How We Are Regulated -- Regulation of Sound Community Bank — Capital Rules” in Part I, Item 1 of this Form 10-K for revised capital rules that Sound Community Bank became subject to as of January 1, 2015.

The following table shows the capital ratios of Sound Community Bank at December 31, 2015 (dollars in thousands):

	Actual		Minimum Capital Requirements			Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
Tier 1 Capital to total adjusted assets(1)	$53,041	10.19%	$20,812	≥	4.0%	$26,015	≥	5.0%
Common Equity Tier 1 risk-based capital ratio(1)	$53,041	11.70%	$20,401	≥	4.5%	$29,467	≥	6.5%
Tier 1 Capital to risk-weighted assets(2)	$53,041	11.70%	$27,201	≥	6.0%	$36,268	≥	8.0%
Total Capital to risk-weighted assets(2)	$57,677	12.74%	$36,268	≥	8.0%	$45,335	≥	10.0%
(1)	Based on total adjusted assets of $520,307 at December 31, 2015.
(2)	Based on risk-weighted assets of $453,345 at December 31, 2015.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Our asset/liability management strategy dictates acceptable limits on the amounts of change in given changes in interest rates. For interest rate increases of 100, 200, 300 and 400 basis points, our policy dictates that our EVE percentage change should not decrease greater than 20%, 30%, 40% and 50%, respectively and that our EVE ratio not fall below 9%, 8%, 6% and 5%, respectively. As illustrated in the table below, we were in compliance with this aspect of our asset/liability management policy at December 31, 2015.

The table presented below, as of December 31, 2015 (the latest available information), is an internal analysis of our interest rate risk as measured by changes in EVE for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 400 basis points and down 100 basis points, No rates in the model are allowed to go below zero as any further decline in rates is impossible given the Federal Funds Rate of 0.50%.

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

December 31, 2015
Change in Interest Rates in Basis Points	Economic Value of Equity			EVE Ratio %
	$ Amount	$ Change	% Change
+400bp	$54,447	$(16,057)	(22.8)%	11.70%
+300bp	58,085	(12,418)	(17.6)	12.17
+200bp	61,733	(8,769)	(12.4)	12.62
+100bp	66,911	(3,592)	(5.09)	13.30
0bp	70,503	—	0.0	13.62
-100bp	67,804	(2,699)	(3.82)	12.76

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sound Financial Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Sound Financial Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sound Financial Bancorp, Inc. and Subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Everett, Washington
March 30, 2016

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$48,264	$29,289
Available-for-sale securities, at fair value	6,696	11,524
Loans held-for-sale	2,091	810
Loans	459,469	430,360
Allowance for loan losses	(4,636)	(4,387)
Total loans, net	454,833	425,973
Accrued interest receivable	1,608	1,497
Bank-owned life insurance, net	11,746	11,408
Other real estate owned (“OREO”) and repossessed assets, net	769	323
Mortgage servicing rights, at fair value	3,249	3,028
Federal Home Loan Bank (“FHLB”) stock, at cost	2,212	2,224
Premises and equipment, net	5,335	5,555
Other assets	3,957	3,556
Total assets	$540,760	$495,187
LIABILITIES
Deposits
Interest-bearing	389,151	363,456
Noninterest-bearing demand	50,873	44,353
Total deposits	440,024	407,809
Borrowings	40,435	30,578
Accrued interest payable	72	76
Other liabilities	5,140	5,606
Advance payments from borrowers for taxes and insurance	569	474
Total liabilities	486,240	444,543
COMMITMENTS AND CONTINGENCIES (NOTE 18)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,469,206 and 2,515,664 issued and outstanding as of December 31, 2015 and 2014, respectively	25	25
Additional paid-in capital	23,002	23,552
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(911)	(1,140)
Retained earnings	32,240	28,024
Accumulated other comprehensive income, net of tax	164	183
Total stockholders’ equity	54,520	50,644
Total liabilities and stockholders’ equity	$540,760	$495,187

See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2015	2014
INTEREST INCOME
Loans, including fees	$22,233	21,143
Interest and dividends on investments, cash and cash equivalents	220	213
Total interest income	22,453	21,356
INTEREST EXPENSE
Deposits	2,646	2,269
Borrowings	106	154
Total interest expense	2,752	2,423
Net interest income	19,701	18,933
PROVISION FOR LOAN LOSSES	400	800
Net interest income after provision for loan losses	19,301	18,133
NONINTEREST INCOME
Service charges and fee income	2,605	2,571
Earnings on cash surrender value of bank-owned life insurance	338	340
Mortgage servicing income	840	509
Fair value adjustment on mortgage servicing rights	210	328
Loss on sale of securities	(31)	—
Net gain on sale of loans	1,301	624
Total noninterest income	5,263	4,372
NONINTEREST EXPENSE
Salaries and benefits	9,223	8,278
Operations	3,995	4,045
Regulatory assessments	746	267
Occupancy	1,493	1,359
Data processing	1,717	1,770
Net loss and expenses on OREO and repossessed assets	311	208
Total noninterest expense	17,485	15,927
Income before provision for income taxes	7,079	6,578
Provision for income taxes	2,289	2,338
Net income	$4,790	$4,240

Earnings per common share:
Basic	$1.92	$1.69
Diluted	$1.86	$1.63
Weighted average number of common shares outstanding:
Basic	2,491,683	2,513,069
Diluted	2,579,575	2,602,146

See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2015	2014
Net income	$4,790	$4,240
Available for sale securities:
Reclassification adjustment loss on sale of securities, net of taxes of $11, and $0, respectively	20	—
Unrealized (losses) gains arising during the year, net of taxes of $(13) and $233, respectively	(39)	452
Other comprehensive income (loss), net of tax	(19)	452
Comprehensive income	$4,771	$4,692

See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
(In thousands, except number of shares)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Total Stockholders’ Equity
Balances at December 31, 2013	2,510,810	$25	$23,829	$(1,369)	$24,288	$(269)	$46,504
Net income					4,240		4,240
Other comprehensive income, net of tax						452	452
Share-based compensation			333				333
Restricted stock awards	45,565						—
Cash dividends on common stock ($0.20 per share)					(504)		(504)
Common stock repurchased	(53,340)		(904)				(904)
Stock options exercised	21,610		81				81
Excess tax benefits of stock compensation			39				39
Restricted shares forfeited	(8,981)						—
Allocation of ESOP shares			174	229			403
Balances at December 31, 2014	2,515,664	$25	$23,552	$(1,140)	$28,024	$183	$50,644
	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Total Stockholders’ Equity
Balances at December 31, 2014	2,515,664	$25	$23,552	$(1,140)	$28,024	$183	$50,644
Net income					4,790		4,790
Other comprehensive loss, net of tax						(19)	(19)
Share-based compensation			418				418
Restricted stock awards	10,208						—
Cash dividends on common stock ($0.23 per share)					(574)		(574)
Common stock repurchased	(63,371)		(1,261)				(1,261)
Restricted shares forfeited	(482)						—
Stock options exercised	7,187		65				65
Allocation of ESOP shares			228	229			457
Balances at December 31, 2015	2,469,206	$25	$23,002	$(911)	$32,240	$164	$54,520

See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,790	$4,240
Adjustments to reconcile net income to net cash from operating activities:
Accretion of net premium on investments	102	404
Loss on sale of securities	31	—
Provision for loan losses	400	800
Depreciation and amortization	620	555
Compensation expense related to stock options and restricted stock	418	333
Fair value adjustment on mortgage servicing rights	(210)	(328)
Additions to mortgage servicing rights	(679)	(505)
Amortization of mortgage servicing rights	668	789
Increase in cash surrender value of bank-owned life insurance	(338)	(340)
Deferred income tax	(359)	(137)
Gain on sale of loans	(1,301)	(624)
Proceeds from sale of loans	73,951	50,406
Originations of loans held-for-sale	(73,931)	(50,462)
Loss on sale of other real estate owned and repossessed assets	201	28
Change in operating assets and liabilities:
Accrued interest receivable	(111)	(131)
Other assets	(31)	278
Accrued interest payable	(4)	(6)
Other liabilities	(466)	1,503
Net cash from operating activities	3,751	6,803
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available for sale securities	4,665	4,177
FHLB stock redeemed	12	90
Net increase in loans	(29,931)	(40,632)
Improvements to OREO and other repossessed assets	—	(12)
Proceeds from sale of OREO and other repossessed assets	736	1,447
Purchases of premises and equipment, net	(1,112)	(3,972)
Net cash used by investing activities	(25,630)	(38,902)

See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	32,215	59,470
Proceeds from borrowings	107,000	174,100
Repayment of borrowings	(97,143)	(186,743)
Net change in advances from borrowers for taxes and insurance	95	112
ESOP shares released	457	403
Excess tax benefits of stock compensation	—	39
Common stock option redemptions	65	81
Repurchase of common stock	(1,261)	(904)
Dividends paid	(574)	(504)
Net cash from financing activities	40,854	46,054
Net increase in cash and cash equivalents	18,975	13,955
Cash and cash equivalents, beginning of year	29,289	15,334
Cash and cash equivalents, end of year	$48,264	$29,289
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$2,860	$1,975
Interest paid on deposits and borrowings	$2,756	$2,429
Noncash net transfer from premises and equipment to OREO and repossessed assets	$712	—
Noncash net transfer from loans to OREO and repossessed assets	$671	$608
The following summarized the non-cash activities related to the acquisition:
Fair value of assets acquired	$—	$4,904
Fair value of liabilities assumed	$—	$(21,602)
Net fair value of liabilities	$—	$(16,698)

See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1 - Organization and significant accounting policies

Sound Financial Bancorp, a Maryland corporation (“Sound Financial Bancorp” or the “Company”), is a bank holding company for its wholly owned subsidiary, Sound Community Bank (the “Bank”). Substantially all of Sound Financial Bancorp's business is conducted through Sound Community Bank, a Washington state-chartered commercial bank. As a Washington commercial bank, the Bank's regulators are the Washington State Department of Financial Institutions (“WDFI”) and the Federal Deposit Insurance Corporation (“FDIC”). The Board of Governors of the Federal Reserve System (“Federal Reserve”) is the primary federal regulator for Sound Financial Bancorp.

Subsequent events – The Company has evaluated subsequent events for potential recognition and disclosure.

Basis of Presentation and Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the fair value of mortgage servicing rights, valuations of impaired loans and OREO, and the realization of deferred taxes.

The accompanying consolidated financial statements include the accounts of Sound Financial Bancorp and its wholly-owned subsidiary Sound Community Bank. All significant intercompany balances and transactions between Sound Financial Bancorp and its subsidiary have been eliminated in consolidation.

Cash and cash equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in banks and interest-bearing deposits. All have maturities of three months or less and may exceed federally insured limits.

Investment securities – Investment securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale (AFS), or (3) trading. The Company had no held-to-maturity or trading securities at December 31, 2015 or 2014. AFS securities consist of debt securities that the Company has the intent and ability to hold for an indefinite period, but not necessarily to maturity. Such securities may be sold to implement the Company’s asset/liability management strategies and/or in response to changes in interest rates and similar factors. AFS securities are reported at fair value. Dividend and interest income are recognized when earned.

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

The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and the fair value, is recognized as a charge to other comprehensive income (“OCI”). The Company does not intend to sell these securities and it is more likely than not that it will not be required to

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

sell the securities before anticipated recovery of the remaining amortized cost basis. The Company closely monitors its investment securities for changes in credit risk. The current market environment significantly limits the Company’s ability to mitigate its exposure to valuation changes in these securities by selling them. Accordingly, if market conditions deteriorate further and the Company determines its holdings of these or other investment securities are OTTI, its future earnings, stockholders’ equity, regulatory capital and continuing operations could be materially adversely affected.

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

Loans – The Company grants mortgage, commercial, and consumer loans to clients. A substantial portion of the loan portfolio is represented by loans secured by real estate located throughout the Puget Sound region and in Clallam County of Washington State. The ability of the Company’s debtors to honor their contracts is dependent upon employment, real estate and general economic conditions in these areas.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

Transfers of financial assets – Transfers of an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) a group of financial assets or a participating interest in an entire financial asset has been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

Bank-owned life insurance, net — The carrying amount of bank owned life insurance approximates its fair value, and is estimated using the cash surrender value, net of any surrender charges.

Federal Home Loan Bank stock – The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”). FHLB stock represents the Company’s investment in the FHLB and is carried at par value, which reasonably approximates its fair value. As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2015 and 2014, the Company’s minimum required investment in FHLB stock was $2.2 million and $1.3 million, respectively. Typically the Company may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

Other real estate owned and repossessed assets – OREO and repossessed assets represent real estate and other assets which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, OREO and repossessed assets are recorded at fair value less estimated costs to sell, which becomes the new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the property is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in other noninterest expense in the consolidated statements of income.

In some instances, the Company may make loans to facilitate the sales of OREO. Management reviews all sales for which it is the lending institution. Any gains related to sales of other real estate owned may be deferred until the buyer has a sufficient investment in the property.

Income Taxes – Income taxes are accounted for using the asset and liability method. Under this method a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized.

Segment reporting – The Company operates in one segment and makes management decisions based on consolidated results. The Company’s operations are solely in the financial services industry and include providing to its customers traditional banking and other financial services.

Off-balance-sheet credit-related financial instruments – In the normal course of operations, the Company engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. Such financial instruments are recorded when they are funded.

Advertising costs – The Company expenses advertising costs as they are incurred. Advertising expenses were $150,000 and $135,000, respectively, for the years ended December 31, 2015 and 2014.

Comprehensive income – Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale investments, are reported as a separate component of the equity section of the balance sheet, net of tax. Such items, along with net income, are components of comprehensive income.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Intangible assets – At December 31, 2015 and 2014, the Company had $485,000 and $615,000, respectively, of identifiable intangible assets included in other assets as a result of the acquisition of deposits from other institutions. This asset is amortized using the straight-line method over a period of 9.5 years and has a remaining weighted average life of 3.2 years. Management reviews intangible assets for impairment on an annual basis. No impairment losses have been recognized in the periods presented.

Employee stock ownership plan – The Company sponsors a leveraged ESOP. As shares are committed to be released, compensation expense is recorded equal to the market price of the shares, and the shares become outstanding for purposes of earnings per share calculations. Cash dividends on allocated shares (those credited to ESOP participants’ accounts) are recorded as a reduction of stockholders’ equity and distributed directly to participants’ accounts. Cash dividends on unallocated shares (those held by the ESOP not yet credited to participants’ accounts) are used to pay administrative expenses and debt service requirements of the ESOP. See Note 13 – Employee Benefits for further information. At December 31, 2015, there were 88,243 unallocated shares in the plan. Shares released on December 31, 2015 totaled 21,443 and will be credited to plan participants’ accounts in 2016.

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

Earnings Per Common Share – Earnings per share (“EPS”) is computed using the two-class method. Basic EPS is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding for the period, excluding any participating securities. Participating securities include unvested restricted shares. Unvested restricted shares are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as the holders of the Company’s common stock. Diluted EPS is computed by dividing net income allocated to common shares adjusted for reallocation of undistributed earnings of unvested restricted shares by the weighted average number of common shares determined for the basic EPS plus the dilutive effect of common stock equivalents using the treasury stock method based on the average market price for the period. Some stock options are anti-dilutive and therefore are not included in the calculation of diluted EPS.

Fair value – Fair value is the price that would be received when an asset is sold or a liability is transferred in an orderly transaction between market participants at the measurement date.

Fair values of the Company’s financial instruments are based on the fair value hierarchy which requires an entity to maximize the use of observable inputs, typically market data obtained from third parties, and minimize the use of unobservable inputs, which reflects its estimates for market assumptions, when measuring fair value.

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

Share-Based Compensation – The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. These costs are recognized on a straight-line basis over the vesting period during which an employee is required to provide services in exchange

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

for the award, also known as the requisite service period. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. When determining the estimated fair value of stock options granted, the Company utilizes various assumptions regarding the expected volatility of the stock price, estimated forfeitures using historical data on employee terminations, the risk-free interest rate for periods within the contractual life of the stock option, and the expected dividend yield that the Company expects over the expected life of the options granted. Reductions in compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted monthly based on actual forfeiture experience. The Company measures the fair value of the restricted stock using the closing market price of the Company’s common stock on the date of grant. The Company expenses the grant date fair value of the Company’s stock options and restricted stock with a corresponding increase in equity.

Reclassifications – Certain amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the current presentation. The results of the reclassifications are not considered material and have no effect on previously reported net income, earnings per share or stockholders’ equity.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. This ASU requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. In addition, the amendment requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This ASU also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendment also requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for certain provisions. The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize on the balance sheet the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in the ASU is permitted. The adoption of ASU 2016-02 is not expected to have a material impact on the Company's consolidated financial statements.

Note 3 – Restricted Cash

Federal Reserve Board regulations require that the Company maintain certain minimum reserve balances either as cash on hand or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The reserve balances were $4.6 million and $3.3 at December 31, 2015 and 2014, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4 – Investments

The amortized cost and fair value of AFS securities and the corresponding amounts of gross unrealized gains and losses at December 31, 2015 and 2014 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2015
Municipal bonds	$1,912	$184	$—	$2,096
Agency mortgage-backed securities	4,088	102	(18)	4,172
Non-agency mortgage-backed securities	449	—	(21)	428
Total	$6,449	$286	$(39)	$6,696

December 31, 2014
Municipal bonds	$1,911	$172	$—	$2,083
Agency mortgage-backed securities	7,024	110	(38)	7,096
Non-agency mortgage-backed securities	2,312	83	(50)	2,345
Total	$11,247	$365	$(88)	$11,524

The amortized cost and fair value of mortgage-backed securities by contractual maturity, at December 31, 2015, are shown below (in thousands). Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2015
	Amortized Cost	Fair Value
Due in less than one year	$94	$95
Due in one to five years	2,605	2,707
Due after five to ten years	1,649	1,649
Due after ten years	2,101	2,245
Total	$6,449	$6,696

There were no pledged securities at December 31, 2015. There were no sales of AFS securities for the years ended December 31, 2015 or 2014.

The following table summarizes at December 31, 2015 and 2014 the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position (in thousands):

	December 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$—	$—	$1,370	$(18)	$1,370	$(18)
Non-agency mortgage-backed securities	—	—	428	(21)	428	(21)
Total	$—	$—	$1,798	$(39)	$1,798	$(39)

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

	December 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$627	$(6)	$2,216	$(32)	$2,843	$(38)
Non-agency mortgage-backed securities	—	—	507	(50)	507	(50)
Total	$627	$(6)	$2,723	$(82)	$3,350	$(88)

The following table presents at December 31, 2015 and 2014 the cumulative roll forward of credit losses recognized in earnings relating to the Company’s non-U.S. agency mortgage backed securities (in thousands):

	Year Ended December 31,
	2015	2014
Estimated credit losses, beginning balance	$450	$450
Additions for credit losses not previously recognized	—	—
Reduction for increases in cash flows	—	—
Removal of credit losses due to securities sold	(450)	—
Estimated credit losses, ending balance	$—	$450

At December 31, 2015, the securities portfolio consisted of 12 agency mortgage-backed securities, one non-agency mortgage-backed security and five municipal securities with a fair value of $6.7 million. At December 31, 2014, the securities portfolio consisted of 15 agency mortgage-backed securities, five non-agency mortgage-backed securities and five municipal bonds with a fair value of $11.5 million. At December 31, 2015, one of the 12 agency mortgage-backed securities were in an unrealized loss position compared to three of the 15 agency mortgage-backed securities at December 31, 2014. All of the agency mortgage-backed securities in an unrealized loss position at December 31, 2015 and December 31, 2014 were issued or guaranteed by U.S. governmental agencies. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Company does not intend to sell the securities in this class and it is not likely that it will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered an OTTI.

As of December 31, 2015 and 2014, one non-agency mortgage-backed security was in an unrealized loss position. The unrealized loss was caused by changes in interest rates and market illiquidity causing a decline in the fair value subsequent to the purchase. The contractual terms of this security do not permit the issuer to settle the security at a price less than par. While management does not intend to sell the non-agency mortgage-backed security, and it is unlikely that the Company will be required to sell this security before recovery of its amortized cost basis, management's impairment evaluation indicates that this security possesses quantitative factors that suggest an OTTI. These factors include, but are not limited to: the length of time and extent of the fair value declines, ratings agency down grades, the potential for an increased level of actual defaults, and the extension in duration of the securities. Based upon the results of the evaluation of the quantitative and qualitative factors, no non-agency mortgage-backed security reflected OTTI during the year ended December 31, 2015.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 5 – Loans

The composition of the loan portfolio, excluding loans held-for-sale, at December 31, 2015 and 2014 is as follows (in thousands):

	At December 31,
	2015	2014
Real estate loans:
One- to four-family	$141,125	$133,031
Home equity	31,573	34,675
Commercial and multifamily	175,312	168,952
Construction and land	57,043	46,279
Total real estate loans	405,053	382,937
Consumer loans:
Manufactured homes	13,798	12,539
Other consumer	23,030	16,875
Total consumer loans	36,828	29,414
Commercial business loans	19,295	19,525
Total loans	461,176	431,876
Deferred fees	(1,707)	(1,516)
Total loans, gross	459,469	430,360
Allowance for loan losses	(4,636)	(4,387)
Total loans, net	$454,833	$425,973

The following table presents the balance in the allowance for loan losses and the unpaid principal balance in loans, net of partial charge-offs by portfolio segment and based on impairment method as of December 31, 2015 (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$647	$110	$36	$18	$63	$—	$8	$—	$882
Collectively evaluated for impairment	1,192	497	885	364	238	188	149	241	3,754
Ending balance	$1,839	$607	$921	$382	$301	$188	$157	$241	$4,636
Loans receivable:
Individually evaluated for impairment	$5,779	$904	$1,966	$91	$361	$5	$114	$—	$9,220
Collectively evaluated for impairment	135,346	30,669	173,346	56,952	13,437	23,025	19,181	—	451,956
Ending balance	$141,125	$31,573	$175,312	$57,043	$13,798	$23,030	$19,295	$—	$461,176

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table presents the balance in the allowance for loan losses and the unpaid principal balance in loans, net of partial charge-offs by portfolio segment and based on impairment method as of December 31, 2014 (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$258	$28	$8	$14	$41	$18	$—	$—	$367
Collectively evaluated for impairment	1,184	573	1,236	385	152	149	108	233	4,020
Ending balance	$1,442	$601	$1,244	$399	$193	$167	$108	$233	$4,387
Loans receivable:
Individually evaluated for impairment	$4,186	$1,247	$2,956	$180	$404	$51	$124	$—	$9,148
Collectively evaluated for impairment	128,845	33,428	165,996	46,099	12,135	16,824	19,401	—	422,728
Ending balance	$133,031	$34,675	$168,952	$46,279	$12,539	$16,875	$19,525	$—	$431,876

The following table summarizes the activity in loan losses for the year ended December 31, 2015 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to-four family	$1,442	$(21)	$—	$418	$1,839
Home equity	601	(35)	36	5	607
Commercial and multifamily	1,244	—	—	(323)	921
Construction and land	399	(40)	—	23	382
Manufactured homes	193	(37)	8	137	301
Other consumer	167	(77)	15	83	188
Commercial business	108	—	—	49	157
Unallocated	233	—	—	8	241
	$4,387	$(210)	$59	$400	$4,636

The following table summarizes the activity in loan losses for the year ended December 31, 2014 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to-four family	$1,915	$(127)	$64	$(410)	$1,442
Home equity	781	(295)	52	63	601
Commercial and multifamily	300	(47)	2	989	1,244
Construction and land	318	—	—	81	399
Manufactured homes	209	(197)	14	167	193
Other consumer	109	(77)	21	114	167
Commercial business	102	—	—	6	108
Unallocated	443	—	—	(210)	233
	$4,177	$(743)	$153	$800	$4,387

Credit Quality Indicators. Federal regulations provide for the classification of lower quality loans and other assets, such as debt and equity securities, as substandard, doubtful or loss. An asset is considered substandard if

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

When the Company classifies problem loans as either substandard or doubtful, it may establish a specific allowance in an amount it deems prudent to address the risk specifically (if the loan is impaired) or it may allow the loss to be addressed in the general allowance (if the loan is not impaired). General allowances represent loss reserves which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When the Company classifies problem loans as a loss, it charges off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose the Company to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are classified as either watch or special mention assets. The Company’s determination as the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC, which can order the establishment of additional loss allowances. Pass rated loans are loans that are not otherwise classified or criticized.

The following table represents the internally assigned grades as of December 31, 2015 by type of loan (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:
Pass	$136,879	$30,310	$169,072	$55,984	$13,621	$22,967	$18,449	$447,282
Watch	1,015	609	4,810	1,059	96	58	846	8,493
Special Mention	1,409	—	1,430	—	33	—	—	2,872
Substandard	1,822	654	—	—	48	5	—	2,529
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$141,125	$31,573	$175,312	$57,043	$13,798	$23,030	$19,295	$461,176

The following table represents the internally assigned grades as of December 31, 2014 by type of loan (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:
Pass	$120,152	$30,785	$163,573	$45,427	$11,427	$16,587	$18,919	$406,870
Watch	11,793	3,322	3,740	852	1,038	240	606	21,591
Special Mention	—	—	—	—	24	—	—	24
Substandard	1,086	568	1,639	—	50	48	—	3,391
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$133,031	$34,675	$168,952	$46,279	$12,539	$16,875	$19,525	$431,876

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table presents the recorded investment in nonaccrual loans as of December 31, 2015 and 2014 by type of loan (in thousands):

	2015	2014
One- to four- family	$1,157	$1,092
Home equity	344	258
Construction and land	—	81
Manufactured homes	27	6
Other consumer	—	27
Total	$1,528	$1,464

The following table represents the aging of the recorded investment in past due loans as of December 31, 2015 by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$2,453	$265	$881	$117	$3,716	$137,409	$141,125
Home equity	352	60	296	—	708	30,865	31,573
Commercial and multifamily	203	—	—	—	203	175,109	175,312
Construction and land	65	—	—	—	65	56,978	57,043
Manufactured homes	103	27	—	—	130	13,668	13,798
Other consumer	17	26	—	—	43	22,987	23,030
Commercial business	154	8	—	—	162	19,133	19,295
Total	$3,347	$386	$1,177	$117	$5,027	$456,149	$461,176

The following table represents the aging of the recorded investment in past due loans as of December 31, 2014 by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$1,300	$167	$720	$—	$2,187	$130,844	$133,031
Home equity	585	109	203	—	897	33,778	34,675
Commercial and multifamily	—	—	—	—	—	168,952	168,952
Construction and land	—	—	81	—	81	46,198	46,279
Manufactured homes	197	42	27	114	380	12,159	12,539
Other consumer	23	7	—	—	30	16,845	16,875
Commercial business	430	—	—	—	430	19,095	19,525
Total	$2,535	$325	$1,031	$114	$4,005	$427,871	$431,876

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table represents the credit risk profile based on payment activity as of December 31, 2015 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Performing	$139,484	$31,146	$175,312	$57,043	$13,736	$23,030	$19,295	$454,137
Nonperforming	1,640	428	—		62	—	—	2,130
Total	$141,125	$31,573	$175,312	$57,043	$13,798	$23,030	$19,295	$461,176

The following table represents the credit risk profile based on payment activity as of December 31, 2014 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Performing	$131,519	$34,289	$167,313	$46,198	$12,344	$16,846	$19,525	$428,034
Nonperforming	1,512	386	1,639	81	195	29	—	3,842
Total	$133,031	$34,675	$168,952	$46,279	$12,539	$16,875	$19,525	$431,876

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

The following table presents loans individually evaluated for impairment as of December 31, 2015 by type of loan (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four- family	$499	$615	$—	$1,390	$23
Home equity	162	162	—	341	7
Commercial and multifamily	1,430	1,430	—	1,051	80
Construction and land	—	—	—	40	—
Manufactured homes	—	—	—	52	—
Other consumer	—	—	—	28	—
Commercial business	—	—	—	61	—
Total	2,091	2,207	—	2,963	110

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
One- to four- family	5,280	5,396	647	3,686	246
Home equity	742	832	110	748	30
Commercial and multifamily	536	536	36	1,357	10
Construction and land	91	91	18	106	5
Manufactured homes	361	366	63	332	29
Other consumer	5	5	—	11	1
Commercial business	114	114	8	68	6
Total	7,129	7,340	882	6,308	327
Totals:
One- to four- family	5,779	6,011	647	5,076	269
Home equity	904	994	110	1,089	37
Commercial and multifamily	1,966	1,966	36	2,408	90
Construction and land	91	91	18	146	5
Manufactured homes	361	366	63	384	29
Other consumer	5	5	—	39	1
Commercial business	114	114	8	129	6
Total	$9,220	$9,547	$882	$9,271	$437

The following table presents loans individually evaluated for impairment as of December 31, 2014 by type of loan (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four- family	$2,096	$2,340	$—	$1,314	$83
Home equity	494	555	—	370	17
Commercial and multifamily	1,492	1,542	—	1,743	74
Construction and land	100	100	—	61	1
Manufactured homes	87	94	—	93	7
Other consumer	21	21	—	19	3
Commercial business	124	124	—	230	6
Total	4,414	4,776	—	3,830	191
With an allowance recorded:
One- to four- family	2,090	2,090	258	3,082	93
Home equity	753	847	28	1,053	30
Commercial and multifamily	1,464	1,464	8	1,592	72
Construction and land	80	80	14	134	4
Manufactured homes	317	317	41	433	24
Other consumer	30	30	18	23	2
Commercial business	—	—	—	83	—
Total	4,734	4,828	367	6,400	225

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Totals:
One- to four- family	4,186	4,430	258	4,396	176
Home equity	1,247	1,402	28	1,423	47
Commercial and multifamily	2,956	3,006	8	3,335	146
Construction and land	180	180	14	195	5
Manufactured homes	404	411	41	526	31
Other consumer	51	51	18	42	5
Commercial business	124	124	—	313	6
Total	$9,148	$9,604	$367	$10,230	$416

Forgone interest on nonaccrual loans was $104,000 and $78,000 at December 31, 2015 and 2014, respectively. There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual, TDR or impaired at December 31, 2015 and 2014.

Troubled debt restructurings. Loans classified as TDRs totaled $6.0 million and $7.7 million at December 31, 2015 and 2014, respectively. A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind. The Company has granted a variety of concessions to borrowers in the form of loan modifications. The modifications granted can generally be described in the following categories:

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

Combination Modification: Any other type of modification, including the use of multiple categories above.

The following table presents new TDRs by type of modification that occurred during the year ended December 31, 2015 (dollars in thousands):

	Twelve months ended December 31, 2015
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
Commercial and multifamily	1	$—	$—	$—	$368	$368
Total	1	$—	$—	$—	$368	$368

The following table presents new TDRs by type of modification that occurred during the year ended December 31, 2014 (dollars in thousands):

	Twelve months ended December 31, 2014
	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
One- to four- family	2	$—	$—	$—	$407	$407
Home equity	2	—	—	—	74	74
Commercial and multifamily	1	—	—	—	1,464	1,464
Total	5	$—	$—	$—	$1,945	$1,945

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

There were no post-modification changes for the unpaid principal balance in loans, net of partial charge-offs, that were recorded as a result of the TDRs for the years ended December 31, 2015 and 2014.

The following table represents loans modified as TDRs for which there was a payment default within the first 12 months of modification during the twelve months ended December 31, 2015 and 2014 (in thousands):

	2015	2014
One- to four- family	$—	$174
Home equity	—	—
Total	$—	$174

For the preceding table, a loan was considered in default when a payment was 31 days past due. None of the defaults reached 90 days past due at December 31, 2015 or 2014.

At December 31, 2015, six TDRs for $533,000 were on nonaccrual and none were 60-89 days past due. At December 31, 2014, one TDR for $55,000 was on nonaccrual but current on payments and two TDRs totaling $276,000 were 60-89 days past due.

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

	December 31,
	2015	2014
Balance, beginning of period	$4,675	$5,214
Advances	69	49
New / (retired) loans, net	174	(381)
Repayments	(826)	(207)
Balance, end of period	$4,093	$4,675

At December 31, 2015 and 2014, respectively, loans totaling $7.8 million and $15.5 million represent real estate secured loans that had current loan-to-value ratios above supervisory guidelines.

Note 6 – Mortgage Servicing Rights

The unpaid principal balances of loans serviced for Federal National Mortgage Association (FNMA) at December 31, 2015 and 2014, totaled approximately $360.4 million and $357.8 million, respectively, and are not included in the Company’s consolidated financial statements. The Company also services loans for other financial institutions. The unpaid principal balances of loans serviced for other financial institutions at December 31, 2015 and 2014, totaled approximately $9.4 million and $14.2 million, respectively, and was not included in the Company’s financial statements.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

A summary of the change in the balance of mortgage servicing assets at December 31, 2015 and 2014 is as follows (in thousands):

	Year Ended December 31,
	2015	2014
Beginning balance, at fair value	$3,028	$2,984
Servicing rights that result from transfers of financial assets	679	505
Changes in fair value:
Due to changes in model inputs or assumptions(1)	210	328
Other(2)	(668)	(789)
Ending balance, at fair value	$3,249	$3,028
(1)	Represents changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection or realization of expected cash flows over time.

The key economic assumptions used in determining the fair value of mortgage servicing rights were as follows:

	At December 31,
	2015	2014
Prepayment speed (PSA)	178%	216%
Weighted-average life (years)	6.7	5.9
Yield to maturity discount rate	10.0%	10.0%

The amount of contractually specified servicing, late and ancillary fees earned, recorded in mortgage servicing income on the Consolidated Statements of Income was $840,000 and $509,000, for the years ended December 31, 2015 and 2014, respectively.

Note 7 – Premises and Equipment

Premises and equipment at December 31, 2015 and 2014 are summarized as follows (in thousands):

	At December 31,
	2015	2014
Land	$653	$653
Buildings and improvements	4,739	5,390
Furniture and equipment	2,752	1,702
Less: Accumulated depreciation and amortization	(2,809)	(2,190)
Premises and equipment, net	$5,335	$5,555

Depreciation and amortization expense was $620,000 and $555,000, for the years ended December 31, 2015 and 2014, respectively.

The Company leases office space in several buildings. Generally, operating leases contain renewal options and provisions requiring the Company to pay property taxes and operating expenses over base period amounts. All rental payments are dependent only upon the lapse of time.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows (in thousands):

Year ending December 31,	Amount
2016	$1,101
2017	1,270
2018	933
2019	903
2020	858
Thereafter	6,981
$12,046

The total rental expense for the years ended December 31, 2015 and 2014 for all facilities leased under operating leases was approximately $877,000 and $873,000, respectively.

Note 8 – Other Real Estate Owned and Repossessed Assets

The following table presents activity related to OREO and other repossessed assets for the periods shown (in thousands):

	Year ended December 31,
	2015	2014
Beginning balance	$323	$1,178
Additions to OREO and repossessed assets	1,383	608
Capitalized improvements	—	12
Pay downs/Sales	(736)	(1,447)
Write-downs/Losses	(201)	(28)
	$769	$323

Note 9 – Deposits

A summary of deposit accounts with the corresponding weighted average cost of funds at December 31, 2015 and 2014 are presented below (dollars in thousands):

	As of December 31, 2015		As of December 31, 2014
	Deposit Balance	Wtd Avg Rate	Deposit Balance	Wtd Avg Rate
Noninterest-bearing demand	$48,067	0.00%	$41,773	0.00%
Interest-bearing demand	127,392	0.42	103,048	0.43
Savings	38,833	0.18	33,233	0.16
Money market	54,046	0.16	55,236	0.27
Certificates	168,880	1.22	171,939	1.03
Escrow(1)	2,806	0.00	2,580	0.00
Total	$440,024	0.63%	$407,809	0.60%
(1)	Escrow balances shown in noninterest-bearing deposits on the consolidated balance sheets

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Scheduled maturities of time deposits at December 31, 2015 are as follows (in thousands):

Year Ending December 31,	Amount
2016	$100,780
2017	50,127
2018	11,687
2019	2,236
Thereafter	4,050
$168,880

Savings, demand, and money market accounts have no contractual maturity. Certificates of deposit have maturities of five years or less.

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2015 and 2014 was approximately $63.3 million and $54.5 million, respectively. Deposits in excess of $250,000 are not federally insured. There were $4.7 million and $5.0 million of brokered deposits at December 31, 2015 and 2014, respectively.

Deposits from related parties held by the Company were $3.0 million and $2.2 million at December 31, 2015 and 2014, respectively.

Note 10 – Borrowings

The Company utilizes a loan agreement with the FHLB of Des Moines. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage, commercial and multifamily portfolio based on the outstanding balance. At December 31, 2015 and 2014, the amount available to borrow under this credit facility was $174.0 million and $133.3 million, respectively. At December 31, 2015, the credit facility was collateralized as follows: one- to four- family mortgage loans with a market value of $101.0 million, commercial and multifamily mortgage loans with a market value of $130.6 million and home equity loans with a market value of $8.0 million. The Company had outstanding borrowings under this arrangement of $40.4 million and $30.6 million at December 31, 2015 and 2014, respectively. Additionally, the Company had outstanding letters of credit from the FHLB with a notional amount of $47.5 million and 42.5 million at December 31, 2015 and December 31, 2014, respectively, to secure public deposits. The net remaining amount available as of December 31, 2015 and December 31, 2014, was $86.1 million and $60.3 million, respectively.

Contractual principal repayments at the balance sheet date noted below of outstanding borrowings at December 31, 2015 are as follows (dollars in thousands):

Year Ending December 31,	Amount
2016	$40,143
2017	292
Total	$40,435

The maximum amount outstanding from the FHLB under term advances at month end during 2015 was $45.0 million and during 2014 was $47.0 million. The average balance outstanding during 2015 was $24.6 million and during 2014 was $26.4 million. The weighted average interest rate on the borrowings was 0.43% in 2015 and 0.58% in 2014.

The Company participates in the Federal Reserve Bank (“FRB”) Borrower-in-Custody program, which gives the Company access to the discount window. The terms of the program call for a pledge of specific assets. The Company had unused borrowing capacity of $25.9 million and $21.8 million and no outstanding borrowings under this program at December 31, 2015 and 2014, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The Company has access to an unsecured line of credit from the Pacific Coast Banker’s Bank. The line has a two-year term maturing on June 30, 2016 and is renewable biannually. As of December 31, 2015, the amount available under this line of credit was $2.0 million. There was no balance on this line of credit as of December 31, 2015 and 2014, respectively.

The Company has access to a Fed Funds line of credit from Zions Bank under a Fed Funds Sweep and Line Agreement established September 26, 2014. The agreement allows access to a Fed Funds Line of up to $9.0 million and requires the Company to maintain cash balances with Zions Bank of $250,000. The agreement has no maturity date. There was no balance on this line of credit as of December 31, 2015 and 2014, respectively.

The Company has access to an unsecured line of credit from The Independent Bank (TIB). As of December 31, 2015, the amount available under this line of credit was $10.0 million. There was no balance on this line of credit as of December 31, 2015.

Note 11 – Fair Value Measurements

The following tables presents information about the level in the fair value hierarchy for the Company’s financial instruments as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$48,264	$48,264	$48,264	$—	$—
Available for sale securities	6,696	6,696	—	6,268	428
Loans held-for-sale	2,091	2,091	—	2,091	—
Loans, net	454,833	454,854	—	—	454,854
Accrued interest receivable	1,608	1,608	1,608	—	—
Mortgage servicing rights	3,249	3,249	—	—	3,249
FHLB Stock	2,212	2,212	—	—	2,212
FINANCIAL LIABILITIES:
Non-maturity deposits	271,639	271,639	—	271,639	—
Time deposits	168,881	168,091	—	168,091	—
Borrowings	40,435	40,421	—	40,421	—
Accrued interest payable	72	72	—	72	—
	December 31, 2014		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$29,289	$29,289	$29,289	$—	$—
Available for sale securities	11,524	11,524	—	9,179	2,345
Loans held-for-sale	810	828	—	828	—
Loans, net	425,973	423,714	—	—	423,714
Accrued interest receivable	1,497	1,497	1,497	—	—
Mortgage servicing rights	3,028	3,028	—	—	3,028
FHLB Stock	2,224	2,224	—	—	2,224
FINANCIAL LIABILITIES:
Non-maturity deposits	235,870	235,870	—	235,870	—
Time deposits	171,939	172,334	—	172,334	—
Borrowings	30,578	30,534	—	30,534	—
Accrued interest payable	76	76	—	76	—

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following tables present the balance of assets measured at fair value on a recurring basis as of December 31, 2015 and 2014 (in thousands):

	Fair Value at December 31, 2015
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$2,096	$—	$2,096	$—
Agency mortgage-backed securities	4,172	—	4,172	—
Non-agency mortgage-backed securities	428	—	—	428
Mortgage servicing rights	3,249	—	—	3,249
	Fair Value at December 31, 2014
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$2,083	$—	$2,083	$—
Agency mortgage-backed securities	7,096	—	7,096	—
Non-agency mortgage-backed securities	2,345	—	—	2,345
Mortgage servicing rights	3,028	—	—	3,028

For the year ended December 31, 2015 there were no transfers between Level 1 and Level 2 nor between Level 2 and Level 3.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2015:

Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	105-369% (178%)
		Discount rate	8%-12% (10%)
Non-agency mortgage-backed securities	Discounted cash flow	Discount rate	7%-9% (8%)

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table provides a reconciliation of assets and liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014
Beginning balance, at fair value	$2,345	$2,419
OTTI impairment losses	—	—
Sales and principal payments	(2,375)	(374)
Change in unrealized loss	30	300
Ending balance, at fair value	$428	$2,345

Mortgage servicing rights are measured at fair value using significant unobservable input (Level 3) on a recurring basis and a reconciliation of this asset can be found in Note 7 – Mortgage Servicing Rights.

The following table presents the balance of assets measured at fair value on a nonrecurring basis and the total losses resulting from these fair value adjustments (in thousands):

	Fair Value at December 31, 2015
Description	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$769	$—	$—	$769
Impaired loans	9,220	—	—	9,220
	Fair Value at December 31, 2014
Description	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$323	$—	$—	$323
Impaired loans	9,148	—	—	9,148

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at December 31, 2015 or December 31, 2014.

The following table provides a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at December 31, 2015:

Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Market approach	Adjusted for difference between comparable sales	0-57% (7%)
Impaired loans	Market approach	Adjusted for difference between comparable sales	0-100% (7%)

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
Notes to Consolidated Financial Statements

A description of the valuation methodologies used for impaired loans and OREO is as follows:

Impaired Loans – The fair value of collateral dependent loans is based on the current appraised value of the collateral or internally developed models utilizing a calculation of expected discounted cash flows which contain management’s assumptions.

OREO and Repossessed Assets – The fair value of OREO and repossessed assets is based on the current appraised value of the collateral or internally developed models utilizing a calculation of expected discounted cash flows which contain management’s assumptions.

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and cash equivalents, accrued interest receivable and payable – The estimated fair value is equal to the carrying amount.

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

Loans Held-for-Sale – Residential mortgage loans held-for-sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At December 31, 2015 and 2014, loans held-for-sale were carried at cost as no impairment was required.

Loans – The estimated fair value for all fixed rate loans is determined by discounting the estimated cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and maturities. The estimated fair value for variable rate loans is the carrying amount. The fair value for all loans also takes into account projected loan losses as a part of the estimate.

Mortgage Servicing Rights – The fair value of mortgage servicing rights is determined though a discounted cash flow analysis, which uses interest rates, prepayment speeds, discount rates, and delinquency rate assumptions as inputs.

FHLB stock – The estimated fair value is equal to the par value of the stock, which approximates fair value.

Bank-owned Life Insurance – The estimated fair value is equal to the cash surrender value of policies, net of surrender charges.

Deposits – The estimated fair value of deposit accounts (savings, demand deposit, and money market accounts) is the carrying amount. The fair values of fixed-maturity time certificates of deposit are estimated by discounting the estimated cash flows using the current rate at which similar certificates would be issued.

Borrowings – The fair value of borrowings are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Off-balance-sheet financial instruments – The fair value for the Company’s off-balance-sheet loan commitments are estimated based on fees charged to others to enter into similar agreements taking into account the remaining terms of the agreements and credit standing of the Company’s customers. The estimated fair value of these commitments is not significant.

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change, which may be favorable or unfavorable to it. Management attempts to match maturities of assets and liabilities to the extent necessary or possible to minimize interest rate risk. However, borrowers with fixed-rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by establishing early

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

withdrawal penalties for certificates of deposit, creating interest rate floors for certain variable rate loans, adjusting terms of new loans and deposits, by borrowing at fixed rates for fixed terms and investing in securities with terms that mitigate the Company’s overall interest rate risk.

Note 12 – Earnings Per Share

Basic earnings per common share is computed by dividing net income (which has been adjusted for distributed and undistributed earnings to participating securities) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Unvested share-based awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. Therefore, under the two-class method, the difference in EPS is not significant for these participating securities.

Earnings per share are summarized in the following table (all figures in thousands except earnings per share):

	Years Ended December 31,
	2015	2014
Net income	$4,790	$4,240
Weighted average number of shares outstanding, basic	2,492	2,513
Effect of potentially dilutive common shares(1)	88	89
Weighted average number of shares outstanding, diluted	2,579	2,602
Earnings per share, basic	$1.92	$1.69
Earnings per share, diluted	$1.86	$1.63

(1)	Represents the effect of the assumed exercise of warrants, assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

There were no anti-dilutive securities at December 31, 2015 or 2014.

Note 13 – Employee Benefits

The Company has a 401(k) pension plan that allows employees to defer a portion of their salary into the 401(k) plan. The Company matches a portion of employees’ salary deferrals. Pension costs are accrued and funded on a current basis. The Company contributed $135,000 and $112,000 to the plan for the years ended December 31, 2015 and 2014, respectively.

The Company also offers a deferred compensation plan for designated senior managers, which provides benefits payable at age 65. Under certain circumstances, benefits are payable to designated beneficiaries. Contributions to the plan are discretionary, and monies set aside to fund the plan are currently held in certificate of deposit accounts at the Company and at December 31, 2015 and 2014 approximated $102,000 and $101,000, respectively. The Company made no contributions to the plan for the years ended December 31, 2015 and 2014.

Supplemental Executive Retirement Plans.

The Company maintains two supplemental executive retirement plans for the benefit of Ms. Stewart, which are intended to be unfunded, non-contributory defined benefit plans maintained primarily to provide her with supplemental retirement income. The first supplemental executive retirement plan (“SERP 1”) was effective as

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

of August 2007. The second supplemental executive retirement plan (“SERP 2”) was effective as of December 30, 2011, at which time the benefits under SERP 1 were frozen. At that time, the Company also entered into a Confidentiality, Non-Competition, and Non-Solicitation Agreement with Ms. Stewart, which is discussed below.

Under the terms of SERP 1, as amended, Ms. Stewart is entitled to receive $53,320 per year for life commencing on the first day of the month following her separation from service (as defined in SERP 1) for any reason from Sound Community Bank. No payments will be made under SERP 1 in the event of Ms. Stewart’s death and any payments that have commenced will cease upon death. In the event Ms. Stewart is involuntarily terminated in connection with a change in control (as defined in SERP 1), she will be entitled to receive the annual benefit described in the first sentence of this paragraph commencing upon such termination (subject to any applicable cutback for payments after a change in control as required by Section 280G of the Internal Revenue Code).

Under the terms of SERP 2, as amended, upon Ms. Stewart’s termination of employment with Sound Community Bank for any reason other than death, she will be entitled to receive additional retirement benefits of $78,030 per year for life commencing on the first day of the month following the later of age 70 or her separation from service (as defined in SERP 2) from Sound Community Bank. In the event of Ms. Stewart’s death, her beneficiary will be entitled to a single lump sum payment within 90 days thereafter in an amount equal to the account value as of the death benefit valuation date, or approximately $978,000 at December 31, 2015. If a change in control occurs (as defined in SERP 2), Ms. Stewart will receive her full retirement benefit under SERP 2 commencing upon the first day of the month following her separation from service from Sound Community Bank.

Confidentiality, Non-Competition, and Non-Solicitation Agreement.

Effective December 30, 2011, Sound Community Bank entered into a Confidentiality, Non-competition, and Non-solicitation Agreement (the “Non-compete Agreement”) with Ms. Stewart. The Non-compete Agreement commences upon Ms. Stewart's termination of employment with us and expires upon the earlier of (a) 36 months from the date of Ms. Stewart’s separation from service (as defined in the Non-compete Agreement”) or (b) the date she begins receiving retirement benefits under the SERP 2, which time frame is referred to as the “Restricted Period.” In consideration of Ms. Stewart’s non-competition and non-solicitation obligations under the Non-compete Agreement Ms. Stewart will be entitled to receive a bi-monthly payment, in an amount equal to $3,541.67, which amount shall be paid in equal bi-monthly payments during the Restricted Period beginning on the fifth day of the month following her separation from service with Sound Community Bank, except if her termination of employment occurs for good reason (as defined in the Non-compete Agreement). In the event Ms. Stewart employment terminates for good reason, she will be entitled to receive an amount equal to 150 percent of her then-base salary plus the average of her past three years short term bonus pay, or approximately $649,000 at December 31, 2015, payable in 12 monthly installments beginning on the first day of the month following her termination. If Ms. Stewart terminates her employment with us for good reason within 24 months following a change in control (as defined in the Non-compete Agreement), Ms. Stewart will be entitled to receive the amount described in the preceding sentence, but payable in a lump sum. Ms. Stewart's benefits under the Non-compete Agreement are forfeited if she breaches the terms of the agreement. No payments will be made under the agreement if Ms. Stewart’s employment ceases on account of her disability or death (and payments that have commenced will cease upon death), or if she is otherwise ineligible to work in the financial product or services industry.

Stock Options and Restricted Stock

The Company currently has two existing Equity Incentive Plans, a 2008 Equity Inventive Plan (the”2008 Plan”) and a 2013 Equity Incentive Plan (the “2013 Plan”), and together with the 2008 Plan, (the “Plans”), both of which were approved by shareholders. The Plans permit the grant of restricted stock, restricted stock units, stock options, and stock appreciation rights. Under the 2008 Plan, 126,287 shares of common stock were approved for awards for stock options and stock appreciation rights and 50,514 shares of common stock were approved for awards for restricted stock and restricted stock units. Under the 2013 Plan, 141,750 shares of common stock were approved for awards for stock options and stock appreciation rights and 56,700 shares of common stock were approved for awards for restricted stock and restricted stock units.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

As of December 31, 2015, on an adjusted basis, awards for stock options totaling 226,885 shares and awards for restricted stock totaling 96,090 shares of Company common stock have been granted, net of any forfeitures, to participants in the Plan. During the years ended December 31, 2015 and 2014, share-based compensation expense totaled $418,000 and $333,000, respectively.

Stock Option Awards

All of the stock option awards granted under the Plans to date provide for the recipient’s award to vest in 20 percent annual increments commencing one year from the grant date. All of the options granted are exercisable for a period of 10 years from the date of grant, subject to vesting. 2015 grants vested 33.33% immediately with two-year vesting.

The following is a summary of the Company’s stock option plan awards during the period ended December 31, 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at the beginning of the year	152,018	$13.30	7.21	$858,902
Granted	40,782	18.36
Exercised	(7,187)	9.13
Forfeited	(1,205)	16.80
Expired	—	—
Outstanding at December 31, 2015	184,407	$14.56	6.97	$1,490,009
Exercisable	83,375	$12.20	5.51	$870,435
Expected to vest, assuming a 0% forfeiture rate over the vesting term	184,407	$14.56	6.97	$1,490,009

As of December 31, 2015, there was $579,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.45 years.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The fair value of options granted in 2015 was determined using the following weighted-average assumptions as of the grant date.

Annual dividend yield	1.20%
Expected volatility	24.80%
Risk-free interest rate	1.35%
Expected term	5.0 Years
Weighted-average grant date fair value per option granted	$3.83

Restricted Stock Awards

The fair value of the restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. The restricted stock awards granted under the 2008 Plan to date provide for vesting in 20 percent annual increments commencing one year from the grant date. The restricted stock awards granted under the 2013 Plan to date vested 33.33% of a recipient’s award immediately with the full compensation expense associated with those shares recognized in the first quarter of 2015. The balance of an individual’s award under the 2013 Plan vests in two equal annual installments commencing one year from the grant date with the remaining compensation expense recognized over the two year vesting period of the remaining awards.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following is a summary of the Company’s non-vested restricted stock awards for the year ended December 31, 2015:

Non-vested Shares	Shares	Weighted- Average Grant- Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-vested at January 1, 2015	33,243	$15.60
Granted	10,208	18.36
Vested	(11,416)	16.03
Forfeited	(482)	16.80
Expired	—
Non-vested at December 31, 2015	31,533	$16.32	$6.32
Expected to vest assuming a 0% forfeiture rate over the vesting term	31,533	$16.32	$6.32

As of December 31, 2015, there was $505,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plan. The cost is expected to be recognized over the weighted-average vesting period of 1.48 years. The total fair value of shares vested for the years ended December 31, 2015 and 2014 was $211,000 and $227,000, respectively.

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company. In August 2012, in conjunction with the Company’s conversion to a full stock company from the mutual holding company structure, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company. Both loans are being repaid principally by the Bank through contributions to the ESOP over a period of ten years. The interest rate on the loans is fixed at 4.0% and 2.25%, per annum, respectively. As of December 31, 2015, the remaining balances of the ESOP loans were $270,000 and $701,000, respectively.

Neither the loan balances nor the related interest expense are reflected on the condensed consolidated financial statements.

At December 31, 2015, the ESOP was committed to release 21,443 shares of the Company’s common stock to participants and held 88,243 unallocated shares remaining to be released in future years. The fair value of the 193,670 restricted shares held by the ESOP trust was $4.4 million at December 31, 2015. ESOP compensation expense included in salaries and benefits was $448,000 and $388,000 for the years ended December 31, 2015 and 2014, respectively.

Note 14 – Acquisition of Columbia State Bank Branches

On August 25, 2014, the Bank completed its acquisition of three branches of Columbia State Bank (“Columbia”), located at 602 E. Front St., Port Angeles, WA 98362, 645 W. Washington St., Sequim, WA 98382, and 9500 Oak Bay Rd., Port Ludlow, WA 98365. These branch acquisitions were completed under a Purchase and Assumption Agreement between the Company and Columbia. In this transaction, the Company purchased loans, certain personal property and records at the former Columbia branches and the buildings and real estate at each location. These assets were acquired in exchange for the Bank's assumption of the deposits at the three branches, as well as the payment of a deposit premium of 2.35%.

Following completion of the transaction, the Bank closed its Sequim branch location and consolidated it into the acquired Columbia Sequim branch location and closed the acquired Columbia branch office located in Port Angeles and consolidated those operations into the Bank’s existing Port Angeles branch.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

The revenue and earnings since the acquisition date (August 25, 2014) included in the consolidated financial statements as of and for the period ended December 31, 2015, are not considered significant.

Note 15 – Income Taxes

The provision for income taxes at December 31, 2015 and 2014 was as follows (in thousands):

	At December 31,
	2015	2014
Current	$2,648	$2,475
Deferred	(359)	(137)
Total tax expense	$2,289	$2,338

A reconciliation of the provision for income taxes for the years ended December 31, 2015 and 2014 with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows (dollars in thousands):

	Years Ended December 31,
	2015	2014
Provision at statutory rate	$2,407	$2,237
Tax-exempt income	(63)	(154)
Other	(55)	183
	2,289	2,338
Federal Tax Rate	34.0%	34.0%
Tax exempt rate	(0.9)	(2.3)
Other	(0.8)	3.8
Effective tax rate	32.3%	35.5%

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table reflects the temporary differences that gave rise to the components of the Company’s deferred tax assets at December 31, 2015 and 2014 (in thousands):

	At December 31,
	2015	2014
Deferred tax assets
Deferred compensation and supplemental retirement	$437	$397
Other, net	164	166
Nonaccrual interest	—	8
Equity based compensation	90	57
Allowance for loan losses	641	385
Total deferred tax assets	1,332	1,013
Deferred tax liabilities
Prepaid expenses	(79)	(66)
FHLB stock dividends	(142)	(142)
Unrealized gain on securities	(84)	(94)
Depreciation	(112)	(83)
Intangible assets	(3)	(2)
Mortgage servicing rights	(55)	—
Deferred loan costs	(322)	(460)
Total deferred tax liabilities	(797)	(847)
Net deferred tax asset	$535	$166

As of December 31, 2015 and 2014, the Company had no unrecognized tax benefits. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in “Provision for income taxes” in the Consolidated Statements of Income. During the years ended December 31, 2015 and 2014, the Company recognized no interest and penalties.

The Company or its subsidiary files an income tax return in the U.S. federal jurisdiction, and various states. With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2011.

Note 16 – Minimum Regulatory Capital Requirements

The Bank is subject to minimum capital requirements imposed by regulations of the FDIC. Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank became subject to new minimum capital adequacy adopted by the FDIC, which creates a new required ratio for common equity Tier 1 (“CET1”) capital, increases the leverage and Tier 1 capital ratios, changes the risk-weightings of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The Bank is also required to maintain additional levels of CET1 over the minimum risk-based capital levels before it may pay dividends, repurchase shares or pay discretionary bonuses.

The new minimum requirements are a ratio of CET1 to total risk-weighted assets (“CET1 risk-based ratio”) of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0%, and a leverage ratio of 4.0%.

In addition to the capital requirements, there are a number of changes in what constitutes regulatory capital, subject to a certain transition periods. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not have any of these instruments. Mortgage servicing and deferred tax assets over designated percentages of CET1 are be deducted from capital, subject to a transition period ending December 31, 2017. CET1 consists of Tier 1 capital less all capital components that are not considered common equity. In addition, Tier 1 capital includes accumulated other comprehensive income, which includes all unrealized gains

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

and losses on available for sale debt and equity securities, subject to a transition period end December 31, 2017. Because of the Bank’s asset size, it is not are considered an “advanced approaches banking organization” and has elected to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.

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

Based on its capital levels at December 31, 2015, the Bank exceeded these requirements as of that date. Consistent with the Company’s goals to operate a sound and profitable organization, its policy is for the Bank to maintain a “well-capitalized” status under the regulatory capital categories of the FDIC. Based on capital levels at December 31, 2015, the Bank was considered to be well-capitalized under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's “well-capitalized” status.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and Tier 1 capital to average assets (as defined in the regulations).

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The Bank’s actual capital amounts (in thousands) and ratios as of December 31, 2015 and 2014 are presented in the following table:

	Actual		Minimum Capital Requirements			Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2015
Tier 1 Capital to total adjusted assets(1)	$53,041	10.19%	$20,812	≥	4.0%	$26,015	≥	5.0%
Common Equity Tier 1 risk-based capital ratio(1)	$53,041	11.70%	$20,401	≥	4.5%	$29,467	≥	6.5%
Tier 1 Capital to risk-weighted assets(2)	$53,041	11.70%	$27,201	≥	6.0%	$36,268	≥	8.0%
Total Capital to risk-weighted assets(2)	$57,677	12.74%	$36,268	≥	8.0%	$45,335	≥	10.0%

As of December 31, 2014
Tier 1 Capital to total adjusted assets(3)	$48,343	10.19%	$18,973	≥	4.0%	$23,716	≥	5.0%
Tier 1 Capital to risk-weighted assets(4)	$48,343	12.44%	$15,540	≥	4.0%	$23,310	≥	6.0%
Total Capital to risk-weighted assets(4)	$52,730	13.57%	$31,080	≥	8.0%	$38,850	≥	10.0%
(1)	Based on total adjusted assets of $520,307 at December 31, 2015.
(2)	Based on risk-weighted assets of $453,345 at December 31, 2015.
(3)	Based on total adjusted assets of $474,313 at December 31, 2014.
(4)	Based on risk-weighted assets of $388,498 at December 31, 2014.

For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at December 31, 2015 Sound Financial Bancorp would have exceeded all regulatory capital requirements. The estimated regulatory capital ratios calculated for Sound Financial Bancorp as of December 31, 2015 were 10.38% for Tier 1 leverage-based capital, 11.91% for both Common Equity Tier 1 risk-based capital, Tier 1 Capital to risk-based assets and 12.93% for total risk-based capital.

Note 17 – Concentrations of Credit Risk

Most of the Company’s business activity is with customers located in the state of Washington. A substantial portion of the loan portfolio is represented by real estate loans throughout western Washington. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the area. Loans to one borrower are generally limited by federal banking regulations to 15% of the Company’s unimpaired capital and surplus.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

Financial instruments whose contract amount represents credit risk were as follow (in thousands):

	At December 31,
	2015	2014
Commitments to make loans	$6,037	$5,615
Undisbursed portion of loans closed	32,951	37,337
Unused lines of credit	19,925	30,615
Irrevocable letters of credit	185	65
Total loan commitments	$59,098	$73,632

At December 31, 2015, fixed rate loan commitments totaled $6.0 million and had a weighted average interest rate of 4.0%. At December 31, 2014, fixed rate loan commitments totaled $5.6 million and had a weighted average interest rate of 3.8%.

Commitments for credit may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future cash requirements of the Company. These commitments are not reflected in the financial statements.

At December 31, 2015, the Company had letters of credit issued by the FHLB of Des Moines with a notional amount of $47.5 million in order to secure Washington State Public Funds.

In the ordinary course of business, the Company sells loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, and fraud. When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no defects, the Company has no commitment to repurchase the loan. As of December 31, 2015 and 2014, the maximum amount of these guarantees totaled $360.4 million and $357.8 million, respectively. These amounts represent the unpaid principal balances of the Company’s loans serviced for others’ portfolios. There were no loans repurchased during the year ended December 31, 2015. There were three loans totaling $453,000 repurchased during the year ended December 31, 2014.

The Company pays certain medical, dental, prescription, and vision claims for its employees, on a self-insured basis. The Company has purchased stop-loss insurance to cover claims that exceed stated limits and has recorded estimated reserves for the ultimate costs for both reported claims and claims incurred but not reported, which are not considered significant at December 31, 2015 and 2014.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 19 – Parent Company Financial Information

The Balance Sheets, Statements of Income, and Statements of Cash Flows for Sound Financial Bancorp (Parent Only) are presented below (dollars in thousands):

Balance sheets	December 31,
	2015	2014
Assets
Cash and cash equivalents	$451	$413
Investment in Sound Community Bank	53,483	49,443
Other assets	586	788
Total assets	$54,520	$50,644
Liabilities and Stockholders’ Equity
Other liabilities	—	—
Total liabilities	—	—
Stockholders’ equity	54,520	50,644
Total liabilities and stockholders’ equity	$54,520	$50,644
Statements of Income	Year Ended December 31,
	2015	2014
Interest income	$—	$—
Dividend from subsidiary	1,200	—
Other expenses	(244)	(169)
Loss before income tax benefit and equity in undistributed net income of subsidiary	956	(169)
Income tax benefit	83	46
Equity in undistributed earnings of subsidiary	3,751	4,363
Net income	$4,790	$4,240
Statements of Cash Flows	Year Ended December 31,
	2014	2014
Cash flows from operating activities:
Net income	$4,790	$4,240
Adjustments to reconcile net income to net cash provided by operating activities Other, net	312	(81)
Change in undistributed equity of subsidiary	(3,751)	(4,363)
Net cash used by operating activities	1,351	(204)
Cash flows from investing activities:
Net change in ESOP loan receivable	457	403
Net cash provided by investing activities	457	403
Cash flows from financing activities:
Dividends paid	(574)	(504)
excess tax benefit of stock compensation	—	39
Common stock exercised	65	81
Common stock repurchased	(1,261)	(904)
Net cash used by financing activities	(1,770)	(1,288)
Net increase (decrease) in cash	38	(1,089)
Cash and cash equivalents at beginning of year	413	1,502
Cash and cash equivalents at end of year	$451	$413

PART III

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2015, was carried out under the supervision and with the participation of the our Chief Executive Officer, Chief Financial Officer and several other members of our senior management team within the 90-day period preceding the filing of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We intend to continually review and evaluate the design and effectiveness of the Company’s disclosure controls and procedures and to improve the Company’s controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.

(c) Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Information concerning the Company’s directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2016, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company and the Bank is contained under the heading “Executive Officers” under Part I, Item 1 of this Form 10-K and is incorporated herein by reference.

Section 16(a) Beneficial Ownership and Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of Sound Financial Bancorp’s common stock to report to the SEC their initial ownership of Sound Financial Bancorp’s common stock and any subsequent changes in that ownership. Specific due dates for these reports have been established by the SEC, and Sound Financial Bancorp is required to disclose in its proxy statement any late filings or failures to file. To our knowledge, based solely on a review of the copies of reports furnished to us and written representations relative to the filing of certain forms, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were met for transactions in our common stock during 2015.

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

Audit Committee and Audit Committee Financial Expert. Sound Financial Bancorp has an Audit Committee that is appointed by the Board of Directors to provide assistance to the Board in fulfilling its oversight responsibility relating to the integrity of our consolidated financial statements and the financial reporting processes, the systems of internal accounting and financial controls, compliance with legal and regulatory requirements, the annual independent audit of our consolidated financial statements, the independent auditors’ qualifications and independence, the performance of our internal audit function and independent auditors and any other areas of potential financial risk to Sound Financial Bancorp specified by its Board of Directors. The Audit Committee also is responsible for the appointment, retention and oversight of our independent auditors, including pre-approval of all audit and non-audit services to be performed by the independent auditors. During 2015, the Audit Committee was comprised of Directors Jones (chair), Carney, Cook and Haddad, each of whom is “independent” as that term is defined for audit committee members in the Nasdaq Rules. The Board of Directors has determined that Director Jones is an “audit committee financial expert” as defined in Item 407(e) of Regulation S-K of the Securities and Exchange Commission and that all of the Audit Committee members meet the financial literacy requirements under the Nasdaq listing standards. Additional information concerning the Audit Committee is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2016 (except for information contained under the heading “Report of the Audit Committee”), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 11.	Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2016 (except for information contained under the heading “Report of the Audit Committee”), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2016, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of Sound Financial Bancorp, Inc.

Equity Compensation Plan Information. The following table sets forth information as of December 31, 2015 with respect to compensation plans under which shares of common stock were issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity Incentive Plan approved by security holders	184,407	$14.56	52,276	(1)

Equity Incentive Plan not approved by security holders	—	—	—
(1)	Consists of stock options and stock appreciation rights covering up to 41,152 shares of common stock and restricted stock and restricted stock units covering up to 11,124 shares of common stock.
Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2016, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 14.	Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2016 (except for information contained under the heading “Report of the Audit Committee”) a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

The following are contained in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2015 and 2014
Consolidated Statements of Income for the Years Ended December 31, 2015 and 2014
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015 and 2014
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014
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

Sound Financial Bancorp, Inc.

Date: March 30, 2016	By:	/s/ Laura Lee Stewart
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

/s/ Laura Lee Stewart	/s/ Tyler K. Myers
Laura Lee Stewart, President and Director	Tyler K. Myers, Chairman of the Board
(Principal Executive Officer)	Date: March 30, 2016
Date: March 30, 2016

/s/ David S. Haddad, Jr.	/s/ Robert F. Carney
David S. Haddad, Jr., Director	Robert F. Carney, Director
Date: March 30, 2016	Date: March 30, 2016

/s/ Debra Jones	/s/ Rogelio Riojas
Debra Jones, Director	Rogelio Riojas, Director
Date: March 30, 2016	Date: March 30, 2016

/s/ James E. Sweeney	/s/ Kathleen B. Cook
James E. Sweeney, Director	Kathleen B. Cook, Director
Date: March 30, 2016	Date: March 30, 2016

/s/ Matthew P. Deines
Matthew P. Deines, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 30, 2016

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
4.0
Form of Common Stock Certificate of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on March 27, 2012 (File No. 333-180385))

10.1
Employment Agreement by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Registration Statement on Form SB-2 filed with the SEC on September 20, 2007 (File No. 333-146196))

10.2
Amended and Restated Supplemental Executive Retirement Agreement by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 27, 2015 (File No. 001-35633))

10.3
Amended and Restated Long Term Compensation Agreement by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 27, 2015 (File No. 001-35633))

10.4
Amended and Restated Confidentiality, Non-Competition and Non-Solicitation Agreement by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 27, 2015 (File No. 001-35633))

10.5	2008 Equity Incentive Plan (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 30, 2009 (File No. 000-52889))
10.6
Forms of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock Agreements under the 2008 Equity Incentive Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 29, 2009 (File No. 000-52889))

10.7	Summary of Annual Bonus Plan (incorporated herein by reference to the Registration Statement on Form SB-2 filed with the SEC on September 20, 2007 (File No. 333-146196))
10.8
2013 Equity Inventive Plan (included as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30,2013 and incorporated herein by reference (File No. 001-35633))

10.9
Form of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock Agreement under the 2013 Equity Incentive Plan (included as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference (File No. 001-35633))

10.10
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