Form 10-Q
period 2016-03-31
Sound Financial Bancorp, Inc.
filed 2016-05-13
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

As of May 10, 2016, there were 2,481,389 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$49,679	$48,264
Available-for-sale securities, at fair value	6,286	6,696
Loans held for sale	1,186	2,091
Loans	462,432	459,469
Allowance for loan losses	(4,709)	(4,636)
Total loans, net	457,723	454,833
Accrued interest receivable	1,595	1,608
Bank-owned life insurance (“BOLI”), net	11,830	11,746
Other real estate owned (“OREO”) and repossessed assets, net	832	769
Mortgage servicing rights, at fair value	3,095	3,249
Federal Home Loan Bank (“FHLB”) stock, at cost	1,903	2,212
Premises and equipment, net	5,252	5,335
Other assets	4,157	3,957
Total assets	$543,538	$540,760
LIABILITIES
Deposits
Interest-bearing	393,473	389,151
Noninterest-bearing demand	54,648	50,873
Total deposits	448,121	440,024
Borrowings	31,374	40,435
Accrued interest payable	82	72
Other liabilities	7,316	5,140
Advance payments from borrowers for taxes and insurance	1,091	569
Total liabilities	487,984	486,240
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or Outstanding	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,481,389 and 2,469,206 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	25	25
Additional paid-in capital	23,110	23,002
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(911)	(911)
Retained earnings	33,160	32,240
Accumulated other comprehensive income, net of tax	170	164
Total stockholders’ equity	55,554	54,520
Total liabilities and stockholders’ equity	$543,538	$540,760

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except shares and per share amounts)

	Three Months Ended March 31,
	2016	2015
INTEREST INCOME
Loans, including fees	$5,952	$5,322
Interest and dividends on investments, cash and cash equivalents	89	55
Total interest income	6,041	5,377
INTEREST EXPENSE
Deposits	688	661
Borrowings	29	28
Total interest expense	717	689
Net interest income	5,324	4,688
PROVISION FOR LOAN LOSSES	150	100
Net interest income after provision for loan losses	5,174	4,588
NONINTEREST INCOME
Service charges and fee income	593	645
Earnings on cash surrender value of bank-owned life insurance	84	84
Mortgage servicing income	204	255
Fair value adjustment on mortgage servicing rights	(114)	(178)
Loss on sale of securities	-	(31)
Net gain on sale of loans	210	396
Total noninterest income	977	1,171
NONINTEREST EXPENSE
Salaries and benefits	2,563	2,255
Operations	972	903
Regulatory assessments	155	66
Occupancy	385	325
Data processing	386	403
Net loss on OREO and repossessed assets	-	72
Total noninterest expense	4,461	4,024
Income before provision for income taxes	1,690	1,735
Provision for income taxes	584	527
Net income	$1,106	$1,208

Earnings per common share:
Basic	$0.45	$0.48
Diluted	$0.43	$0.46
Weighted average number of common shares outstanding:
Basic	2,477,751	2,524,873
Diluted	2,571,604	2,602,161

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$1,106	$1,208
Available for sale securities:
Unrealized holding gains arising during the period, net of taxes of $4 and $25, respectively	6	(85)
Reclassification adjustment for net losses realized in earnings, net of tax benefit of $0 and $35, respectively	-	67
Other comprehensive income (loss), net of tax	6	(18)
Comprehensive income	$1,112	$1,190

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2016 and 2015 (unaudited)
(In thousands, except number of shares)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Gain (Loss), net of tax	Total Stockholders’ Equity
Balances at December 31, 2014	2,524,645	$25	$23,552	$(1,140)	$28,024	$183	$50,644
Net income					1,208		1,208
Other comprehensive loss, net of tax						(18)	(18)
Share-based compensation			103				103
Cash dividends on common stock ($0.05 per share)					(125)		(125)
Restricted stock awards	10,208						-
Common stock forfeited and retired	(7,535)						-
Common stock repurchased	(2,500)		(48)				(48)
Exercise of stock options	1,133		11				11
Balances at March 31, 2015	2,525,951	$25	$23,618	$(1,140)	$29,107	$165	$51,775

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Gain (Loss), net of tax	Total Stockholders’ Equity
Balances at December 31, 2015	2,469,206	$25	$23,002	$(911)	$32,240	$164	$54,520
Net income					1,106		1,106
Other comprehensive income, net of tax						6	6
Share-based compensation			102				102
Cash dividends on common stock ($0.75 per share)					(186)		(186)
Restricted stock awards issued	11,606						-
Exercise of stock options	577		6				6
Balances at March 31, 2016	2,481,389	$25	$23,110	$(911)	$33,160	$170	$55,554

See notes to condensed consolidated financial statements

 SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,106	$1,208 1,208
Adjustments to reconcile net income to net cash from operating activities:
Accretion of net premium on investments	10	42
Loss on sale of securities	-	31
Provision for loan losses	150	100
Depreciation and amortization	195	145
Compensation expense related to stock options and restricted stock	102	103
Fair value adjustment on mortgage servicing rights	114	178
Additions to mortgage servicing rights	(108)	(217)
Amortization of mortgage servicing rights	148	177
Increase in cash surrender value of BOLI	(84)	(84)
Gain on sale of loans	(210)	(396)
Proceeds from sale of loans	13,827	21,511
Originations of loans held for sale	(12,712)	(21,731)
(Gain) loss on sale and write-downs of OREO and repossessed assets	(8)	38
Change in operating assets and liabilities:
Accrued interest receivable	13	49
Other assets	(203)	20
Accrued interest payable	10	9
Other liabilities	2,176	(1,335)
Net cash (used by) from operating activities	4,526	(152)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available for sale securities	409	2,707
FHLB stock redeemed	309	24
Net decrease (increase) in loans	(2,515)	6,764
Proceeds from sale of OREO and other repossessed assets	132	231
Purchases of premises and equipment, net	(824)	(194)
Net cash from (used by) investing activities	(2,489)	9,532
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	8,097	8,411
Proceeds from borrowings	27,500	21,000
Repayment of borrowings	(36,561)	(33,161)
Dividends paid on common stock	(186)	(125)
Net change in advances from borrowers for taxes and insurance	522	466
Proceeds from stock option exercises	6	11
Repurchase of common stock	-	(48)
Net cash used by financing activities	(622)	(3,446)
Net increase in cash and cash equivalents	1,415	5,934
Cash and cash equivalents, beginning of period	48,264	29,289
Cash and cash equivalents, end of period	$49,679	$35,223
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$300	$625
Interest paid on deposits and borrowings	$707	$680
Noncash net transfer from loans to OREO and repossessed assets	$187	$445

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation

The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Sound Financial Bancorp, Inc., and its wholly owned subsidiary, Sound Community Bank.  References in this document to Sound Financial Bancorp refer to Sound Financial Bancorp, Inc. and references to the “Bank” refer to Sound Community Bank.  References to “we,” “us,” and “our” or the “Company” means Sound Financial Bancorp and its wholly-owned subsidiary, Sound Community Bank, unless the context otherwise requires.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.  These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 30, 2016 (“2015 Form 10-K”).  The results for the interim periods are not necessarily indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2015, included in the 2015 Form 10-K.  Certain amounts in the prior quarters’ consolidated financial statements have been reclassified to conform to the current presentation.  These classifications do not have an impact on previously reported consolidated net income, retained earnings, stockholders’ equity or earnings per share.

Note 2 – Accounting Pronouncements Recently Issued or Adopted

In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The ASU provides guidance not previously included in ASU 2015-03 regarding debt issuance related to line-of-credit arrangements. This ASU allows an entity to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs over the term of the line-of-credit arrangement, regardless if there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-05 is effective for fiscal years beginning after December 15, 2015. This ASU is not expected to have a material effect on the Company's consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). The ASU simplifies the accounting for measurement period adjustments. The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period when the adjustment amounts are determined. The acquirer is required to record in the same period's financial statements the effect on earnings from changes in depreciation, amortization, or other income effects resulting from the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The acquirer must present separately on the income statement, or disclose in the notes, the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the provisional amount had been recognized at the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. This ASU is not expected to have a material effect on the Company's consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The ASU simplifies accounting for deferred taxes by requiring that all deferred tax assets or liabilities be classified as noncurrent. This replaces the prior guidance which required deferred taxes to be separated into current and noncurrent amounts. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The adoption of ASU No. 2015-17 is not expected to have a material impact on the Company's consolidated financial statements.

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

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize, on the balance sheet, the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in the ASU is permitted. The adoption of ASU 2016-02 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. A contract novation refers to replacing one of the parties to a derivative instrument with a new party. This ASU clarifies that a change in counterparty in a derivative instrument does not, in and of itself, require dedesignation of that hedging relationship and therefore discontinue the application of hedge accounting. ASU 2016-05 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period.  The adoption of ASU 2016-05 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this ASU require entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The adoption of ASU No. 2016-08 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The ASU is effective for annual and interim periods beginning after December 15, 2016. The adoption of ASU is being reviewed for any material impact there may be on the Company's consolidated financial statements.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3 – Investments

The amortized cost and fair value of our available-for-sale (“AFS”) securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2016
Municipal bonds	$1,912	$193	$-	$2,105
Agency mortgage-backed securities	3,683	105	(22)	3,766
Non-agency mortgage-backed securities	434	-	(19)	415
Total	$6,029	$298	$(41)	$6,286

December 31, 2015
Municipal bonds	$1,912	$184	$-	$2,096
Agency mortgage-backed securities	4,088	102	(18)	4,172
Non-agency mortgage-backed securities	449	-	(21)	428
Total	$6,449	$286	$(39)	$6,696

The amortized cost and fair value of AFS securities at March 31, 2016, by contractual maturity, are shown below (in thousands).  Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At March 31, 2016
	Amortized Cost	Fair Value
Due in five to ten years	$260	$281
Due after ten years	5,769	6,005
Total	$6,029	$6,286

There were no pledged securities at March 31, 2016 or December 31, 2015.

For the three months ended March 31, 2016, there were no sales of AFS securities. There were sales of $1.7 million of AFS securities generating gross losses of $31,000 and no gross gains during the three months ended March 31, 2015.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables summarize at the dates indicated the aggregate fair value and gross unrealized loss by length of time of those investments that have been continuously in an unrealized loss position (in thousands):

	March 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$-	$-	$1,317	$(22)	$1,317	$(22)
Non-agency mortgage-backed securities	-	-	415	(19)	415	(19)
Total	$-	$-	$1,732	$(41)	$1,732	$(41)

	December 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$-	$-	$1,370	$(18)	$1,370	$(18)
Non-agency mortgage-backed securities	-	-	428	(21)	428	(21)
Total	$-	$-	$1,798	$(39)	$1,798	$(39)

The following table presents the cumulative roll forward of credit losses recognized in earnings during the three months ended March 31, 2016 and 2015 relating to the Company’s non- agency mortgage backed securities (in thousands):

	Three Months Ended March 31,
	2016	2015
Estimated credit losses, beginning balance	$-	$450
Additions for credit losses not previously recognized	-	-
Reduction for increases in cash flows	-	-
Reduction of related OTTI due to sales	-	(450)
Reduction for realized losses	-	-
Estimated credit losses, ending balance	$-	$-

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

At March 31, 2016, our securities portfolio consisted of 11 agency mortgage-backed securities, one non-agency mortgage-backed security and five municipal securities with a fair value of $6.3 million.  At December 31, 2015, our securities portfolio consisted of 12 agency mortgage-backed securities, one non-agency mortgage-backed securities and five municipal securities with a fair value of $6.7 million.  At March 31, 2016 one of the 11 agency mortgage-backed securities was in an unrealized loss position compared to one of the 12 agency mortgage-backed securities held at December 31, 2015.  All of the agency mortgage-backed securities in an unrealized loss position at March 31, 2016 and December 31, 2015 were issued or guaranteed by U.S. governmental agencies.  The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral.  It is expected that these securities will not be settled at a price less than the amortized cost of each investment.  Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because we do not intend to sell the securities in this class and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered an other-than-temporary impairment (“OTTI”).

As of March 31, 2016 and December 31, 2015, the one non-agency mortgage-backed security was in an unrealized loss position.  The unrealized loss was caused by changes in interest rates causing a decline in the fair value subsequent to the purchase.  The contractual terms of this investment does not permit the issuer to settle the security at a price less than par.  Management does not intend to sell this non-agency mortgage-backed security and it is unlikely that the Company will be required to sell this security before recovery of its amortized cost basis.  Management’s impairment evaluation indicated that this security possesses qualitative and quantitative factors that do not suggest an OTTI.  These factors include, but are not limited to: the length of time and extent of the fair value declines, ratings agency down grades, the potential for an increased level of actual defaults, and the extension in duration of the securities.  Based upon the results of the evaluation of the quantitative and qualitative factors, the non-agency mortgage-backed security does not reflect OTTI during the three months ended March 31, 2016 or the year ended December 31, 2015.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4 – Loans

The composition of the loan portfolio at the dates indicated, excluding loans held for sale, was as follows (in thousands):

	At March 31, 2016	At December 31, 2015
Real estate loans:
One- to four- family	$143,104	$141,125
Home equity	32,022	31,573
Commercial and multifamily	173,353	175,312
Construction and land	57,752	57,043
Total real estate loans	406,231	405,053
Consumer loans:
Manufactured homes	14,247	13,798
Other consumer	23,389	23,030
Total consumer loans	37,636	36,828
Commercial business loans	20,230	19,295
Total loans	464,097	461,176
Deferred fees	(1,665)	(1,707)
Total loans, gross	462,432	459,469
Allowance for loan losses	(4,709)	(4,636)
Total loans, net	$457,723	$454,833

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2016 (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$640	$140	$265	$24	$63	$25	$47	$-	$1,204
Collectively evaluated for impairment	1,093	457	1,002	439	139	208	117	50	3,505
Ending balance	$1,733	$597	$1,267	$463	$202	$233	$164	$50	$4,709
Loans receivable:
Individually evaluated for impairment	$5,465	$937	$4,912	$89	$380	$27	$500	$-	$12,310
Collectively evaluated for impairment	137,639	31,085	168,441	57,663	13,867	23,362	19,730	-	451,787
Ending balance	$143,104	$32,022	$173,353	$57,752	$14,247	$23,389	$20,230	$-	$464,097

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2015 (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$647	$110	$36	$18	$63	$-	$8	$-	$882
Collectively evaluated for impairment	1,192	497	885	364	238	188	149	241	3,754
Ending balance	$1,839	$607	$921	$382	$301	$188	$157	$241	$4,636
Loans receivable:
Individually evaluated for impairment	$5,779	$904	$1,966	$91	$361	$5	$114	$-	$9,220
Collectively evaluated for impairment	135,346	30,669	173,346	56,952	13,437	23,025	19,181	-	451,956
Ending balance	$141,125	$31,573	$175,312	$57,043	$13,798	$23,030	$19,295	$-	$461,176

The following table summarizes the activity in allowance for loan losses during the three months ended March 31, 2016 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$1,839	$(65)	$-	$(41)	$1,733
Home equity	607	-	2	(12)	597
Commercial and multifamily	921	-	-	346	1,267
Construction and land	382	-	-	81	463
Manufactured homes	301	-	2	(101)	202
Other consumer	188	(18)	2	61	233
Commercial business	157	-	-	7	164
Unallocated	241	-	-	(191)	50
Total	$4,636	$(83)	$6	$150	$4,709

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the activity in the allowance for loan losses during the three months ended March 31, 2015 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$1,442	$(21)	$-	$8	$1,429
Home equity	601	(19)	4	(72)	514
Commercial and multifamily	1,244	-	-	162	1,406
Construction and land	399	-	-	15	414
Manufactured homes	193	-	3	(12)	184
Other consumer	167	(24)	6	5	154
Commercial business	108	-	-	(4)	104
Unallocated	233	-	-	(2)	231
Total	$4,387	$(64)	$13	$100	$4,436

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

When we classify problem loans as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address the risk specifically (if the loan is impaired) or we may allow the loss to be addressed in the general allowance (if the loan is not impaired).  General allowances represent loss reserves which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem loans.  When the Company classifies problem loans as a loss, we charge off such assets in the period in which they are deemed uncollectible.  Assets that do not currently expose us to sufficient risk to warrant classification as substandard, doubtful or loss but possess identified weaknesses are classified as either watch or special mention assets.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by our banking regulators, which can order the establishment of additional loss allowances.  Pass rated loans are loans that are not otherwise classified or criticized.

The following table represents the internally assigned grades as of March 31, 2016 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:
Pass	$138,973	$30,747	$166,208	$52,883	$14,040	$23,308	$19,408	$445,567
Watch	1,202	586	2,764	4,869	118	56	433	10,028
Special Mention	1,408	-	1,423	-	32	-	-	2,863
Substandard	1,521	689	2,958	-	57	25	389	5,639
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$143,104	$32,022	$173,353	$57,752	$14,247	$23,389	$20,230	$464,097

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table represents the internally assigned grades as of December 31, 2015 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:
Pass	$136,879	$30,310	$169,072	$55,984	$13,621	$22,967	$18,449	$447,282
Watch	1,015	609	4,810	1,059	96	58	846	8,493
Special Mention	1,409	-	1,430	-	33	-	-	2,872
Substandard	1,822	654	-	-	48	5	-	2,529
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$141,125	$31,573	$175,312	$57,043	$13,798	$23,030	$19,295	$461,176

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

The following table presents the recorded investment in nonaccrual loans as of March 31, 2016 and December 31, 2015, by type of loan (in thousands):

	March 31, 2016	December 31, 2015
One- to four- family	$981	$1,157
Home equity	352	344
Manufactured homes	13	27
Other consumer	24	-
Commercial Business	7	-
Total	$1,377	$1,528

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table represents the aging of the recorded investment in past due loans as of March 31, 2016 by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Still Accruing	Total Past Due	Current	Total Loans
One-to four- family	$2,615	$-	$752	$-	$3,367	$139,737	$143,104
Home equity	295	-	209	-	504	31,518	32,022
Commercial and multifamily	2,209	-	-	-	2,209	171,144	173,353
Construction and land	117	-	-	-	117	57,635	57,752
Manufactured homes	139	-	13	17	169	14,078	14,247
Other consumer	6	1	24	-	31	23,358	23,389
Commercial business	157	-	7	-	164	20,066	20,230
Total	$5,538	$1	$1,005	$17	$6,561	$457,536	$464,097

The following table represents the aging of the recorded investment in past due loans as of December 31, 2015 by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Still Accruing	Total Past Due	Current	Total Loans
One-to four- family	$2,453	$265	$881	$117	$3,716	$137,409	$141,125
Home equity	352	60	296	-	708	30,865	31,573
Commercial and multifamily	203	-	-	-	203	175,109	175,312
Construction and land	65	-	-	-	65	56,978	57,043
Manufactured homes	103	27	-	-	130	13,668	13,798
Other consumer	17	26	-	-	43	22,987	23,030
Commercial business	154	8	-	-	162	19,133	19,295
Total	$3,347	$386	$1,177	$117	$5,027	$456,149	$461,176

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Nonperforming Loans.  Loans are considered nonperforming when they are placed on nonaccrual and/or when they are considered to be nonperforming troubled debt restructurings (“TDRs”) and/or when they are 90 days or greater past due and still accruing interest.  A TDR is a loan to a borrower who is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind.  Once a TDR has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, we remove the TDR from nonperforming status. Nonperforming TDRs include TDRs that are not considered performing or TDRs that have become 31 or more days past due.

The following table represents the credit risk profile of our loan portfolio based on payment activity as of March 31, 2016 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Performing	$141,527	$31,588	$173,353	$57,752	$14,169	$23,365	$20,223	$461,977
Nonperforming	1,577	434	-	-	78	24	7	2,120
Total	$143,104	$32,022	$173,353	$57,752	$14,247	$23,389	$20,230	$464,097

The following table represents the credit risk profile of our loan portfolio based on payment activity as of December 31, 2015 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Performing	$139,485	$31,145	$175,312	$57,043	$13,736	$23,030	$19,295	$459,046
Nonperforming	1,640	428	-	-	62	-	-	2,130
Total	$141,125	$31,573	$175,312	$57,043	$13,798	$23,030	$19,295	$461,176

Impaired Loans.  A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the loan.  In the process of identifying loans as impaired, we take into consideration factors which include payment history and status, collateral value, financial condition of the borrower, and the probability of collecting scheduled payments in the future.  Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired.  The significance of payment delays and shortfalls is considered on a case by case basis, after taking into consideration the totality of circumstances surrounding the loan and the borrower(s), including payment history, the amount of any payment shortfall, length and reason for delay, and likelihood of return to stable performance.  Impairment is measured on a loan by loan basis for all loans in the portfolio.  All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the allowance for loan losses.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents loans individually evaluated for impairment as of March 31, 2016 by type of loan (in thousands):

	March 31, 2016
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Related Allowance

One- to four- family	$5,583	$2,210	$3,255	$640
Home equity	1,017	360	577	140
Commercial and multifamily	4,912	2,202	2,710	265
Construction and land	89	-	89	24
Manufactured homes	380	82	298	63
Other consumer	27	2	25	25
Commercial business	500	-	500	47
Total	$12,508	$4,856	$7,454	$1,204

	December 31, 2015
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Related Allowance

One- to four- family	$6,011	$499	$5,280	$647
Home equity	994	162	742	110
Commercial and multifamily	1,966	1,430	536	36
Construction and land	91	-	91	18
Manufactured homes	366	-	361	63
Other consumer	5	-	5	-
Commercial business	114	-	114	8
Total	$9,547	$2,091	$7,129	$882

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents loans individually evaluated for impairment as of March 31, 2015 by type of loan (in thousands):

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

One- to four- family	$5,623	$68	$4,155	$47
Home equity	921	12	1,224	13
Commercial and multifamily	3,439	67	2,845	29
Construction and land	90	1	180	1
Manufactured homes	371	7	404	7
Other consumer	16	1	34	-
Commercial business	307	7	123	2
Total	$10,767	$163	$8,965	$99

Forgone interest on nonaccrual loans was $22,000 and $23,000 for the three months ended March 31, 2016 and 2015, respectively.  There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual, TDR or impaired at March 31, 2016 or December 31, 2015.

Troubled debt restructurings.  Loans classified as TDRs totaled $5.8 million and $6.0 million at March 31, 2016 and December 31, 2015, respectively, and are included in impaired loans.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

Rate Modification: A modification in which the interest rate is changed.

Term Modification: A modification in which the maturity date, timing of payments, or frequency of payments is changed.

Payment Modification: A modification in which the dollar amount of the payment is changed.  Interest only modifications in which a loan is converted to interest only payments for a period of time are included in this category.

Combination Modification:  Any other type of modification, including the use of multiple categories above.

There were no new TDRs identified during the quarter ending March 31, 2016.  At March 31, 2016, there were no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs There were no loans modified as TDRs within the previous 12 months for which there was a payment default during the three months ended March 31, 2016 and 2015.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5 – Fair Value Measurements

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether or not recognized or recorded at fair value as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$49,679	$49,679	$49,679	$-	$-
Available for sale securities	6,286	6,286	-	5,871	415
Loans held for sale	1,186	1,186	-	1,186	-
Loans receivable, net	457,723	455,205	-	-	455,205
Accrued interest receivable	1,595	1,595	1,595	-	-
Mortgage servicing rights	3,095	3,095	-	-	3,095
FHLB stock	1,903	1,903	-	-	1,903
FINANCIAL LIABILITIES:
Non-maturity deposits	281,377	281,377	-	281,377	-
Time deposits	166,744	165,739	-	165,739	-
Borrowings	31,374	31,366	-	31,366	-
Accrued interest payable	82	82	-	82	-

	December 31, 2015		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$48,264	$48,264	$48,264	$-	$-
Available for sale securities	6,696	6,696	-	6,268	428
Loans held for sale	2,091	2,091	-	2,091	-
Loans receivable, net	454,833	454,854	-	-	454,854
Accrued interest receivable	1,608	1,608	1,608	-	-
Mortgage servicing rights	3,249	3,249	-	-	3,249
FHLB Stock	2,212	2,212	-	-	2,212
FINANCIAL LIABILITIES:
Non-maturity deposits	271,639	271,639	-	271,639	-
Time deposits	168,881	168,091	-	168,091	-
Borrowings	40,435	40,421	-	40,421	-
Accrued interest payable	72	72	-	72	-

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the balance of assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

	Fair Value at March 31, 2016
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$2,105	$-	$2,105	$-
Agency mortgage-backed securities	3,766	-	3,766	-
Non-agency mortgage-backed securities	415	-	-	415
Mortgage servicing rights	3,095	-	-	3,095

	Fair Value at December 31, 2015
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$2,096	$-	$2,096	$-
Agency mortgage-backed securities	4,172	-	4,172	-
Non-agency mortgage-backed securities	428	-	-	428
Mortgage servicing rights	3,249	-	-	3,249

For the three months ended March 31, 2016 and 2015 there were no transfers between Level 1 and Level 2 or between Level 2 and Level 3.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2016:

Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	107-441% (204%)
		Discount rate	10-12% (10.0)

Non-agency mortgage-backed securities	Discounted cash flow	Discount rate	7-9% (8%)

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

The following table provides a reconciliation of assets and liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Beginning balance, at fair value	$428	$2,345
OTTI impairment losses	-	-
Sales and principal payments	(15)	(1,744)
Change in unrealized loss	2	(105)
Ending balance, at fair value	$415	$496

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Mortgage servicing rights are measured at fair value using significant unobservable input (Level 3) on a recurring basis and a reconciliation of this asset can be found in Note 6 – Mortgage Servicing Rights.

The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at March 31, 2016
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$832	$-	$-	$832
Impaired loans	12,310	-	-	12,310

	Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$769	$-	$-	$769
Impaired loans	9,220	-	-	9,220

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at March 31, 2016 or December 31, 2015.

The following table provides a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at March 31, 2016:

Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Appraisal	Adjustment for differences between comparable sales	0-57% (13.1%)
Impaired loans	Appraisal or discounted cash flow approach	Adjustment for differences between comparable sales	0-100% (9.8%)

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Loans Held for Sale - The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At March 31, 2016 and December 31, 2015, loans held for sale were carried at cost as no impairment was required.

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

Note 6 – Mortgage Servicing Rights

The unpaid principal balances of loans serviced for the Federal National Mortgage Association at March 31, 2016 and December 31, 2015, totaled approximately $358.0 million and $360.4 million, respectively, and was not included in the Company’s financial statements.  We also service loans for other financial institutions for which a servicing fee is received.  The unpaid principal balances of loans serviced for other financial institutions at March 31, 2016 and December 31, 2015, totaled approximately $10.5 million and $9.4 million, respectively, and was not included in the Company’s financial statements.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

A summary of the change in the balance of mortgage servicing rights during the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Beginning balance, at fair value	$3,249	$3,028
Servicing rights that result from transfers of financial assets	108	217
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(114)	(178)
Other(2)	(148)	(177)
Ending balance, at fair value	$3,095	$2,890

(1)	Represents changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection or realization of expected cash flows over time.

The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	As of
	March 31, 2016	December 31, 2015
Prepayment speed (Public Securities Association “PSA” model)	204%	178%
Weighted-average life (years)	6.1	6.7
Yield to maturity discount rate	10.0%	10.0%

The amount of contractually specified servicing, late and ancillary fees earned and recorded in mortgage servicing income on the Condensed Consolidated Statements of Income was $204,000 and $255,000 for the three months ended March 31, 2016 and 2015, respectively.

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

Note 8 – Borrowings and FHLB Stock

The Company utilizes a loan agreement with the FHLB of Des Moines. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage, commercial and multifamily portfolio based on the outstanding balance.  At March 31, 2016 and December 31, 2015, the amount available to borrow under this credit facility was $172.7 million and $174.0 million, respectively.  At March 31, 2016, the credit facility was collateralized as follows: one- to four- family mortgage loans with a carrying value of $125.9 million, commercial and multifamily mortgage loans with a carrying value of $156.6 million and home equity loans with a carrying value of $8.8 million.  The Company had outstanding borrowings under this arrangement of $31.4 million and $40.4 million at March 31, 2016 and December 31, 2015, respectively.  Additionally, the Company had outstanding letters of credit from the FHLB of Seattle with a notional amount of $52.0 million at March 31, 2016 and $47.5 million at December 31, 2015 to secure public deposits. The remaining amount available to borrow as of March 31, 2016 and December 31, 2015, was $89.3 million and $86.1 million, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances.  At March 31, 2016 and December 31, 2015 the Company had recorded a $1.9 million and $2.2 million, respectively, investment in FHLB stock.

The Company participates in the Federal Reserve Bank Borrower-in-Custody program, which gives the Company access to the discount window.  The terms of the program call for a pledge of specific assets.  The Company had unused borrowing capacity of $23.5 million and $25.9 million and no outstanding borrowings under this program at March 31, 2016 and December 31, 2015, respectively.

The Company has access to a Fed Funds line of credit from the Pacific Coast Banker’s Bank.  The line has a two-year term maturing on June 30, 2016 and is renewable biannually.  The Company had unused borrowing capacity of $2.0 million and no outstanding borrowings under this agreement at March 31, 2016 and December 31, 2015.

The Company has access to a Fed Funds line of credit from Zions Bank under a Fed Funds Sweep and Line Agreement established September 26, 2014.  The agreement allows access to a Fed Funds line of up to $9.0 million and requires the Company to maintain cash balances with Zions Bank of $250,000.  The agreement has no maturity date.  There were no outstanding borrowings on this line of credit at March 31, 2016 or December 31, 2015.

The Company has access to an unsecured line of credit from The Independent Bank. As of March 31, 2016, the amount available under this line of credit was $10.0 million. There were no outstanding borrowings on this line of credit as of March 31, 2016.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Earnings per share are summarized for the periods presented in the following table (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Net income	$1,106	$1,208
Less net income attributable to participating securities(1)	42	37
Net income available to shareholders	$1,064	$1,171
Weighted average number of shares outstanding, basic	2,478	2,525
Effect of potentially dilutive common shares(2)	94	77
Weighted average number of shares outstanding, diluted	2,572	2,602
Earnings per share, basic	$0.45	$0.48
Earnings per share, diluted	$0.43	$0.46

(1)	Represents dividends paid and undistributed earnings allocated to non-vested restricted stock awards.
(2)	Represents the effect of the assumed exercise of stock options and vesting of non-participating restricted shares, based on the treasury stock method.

There were no shares considered anti-dilutive for the three months ended March 31, 2016 or 2015.

Note 10 – Stock-based Compensation

Stock Options and Restricted Stock

The Company currently has two existing Equity Incentive Plans, a 2008 Equity Inventive Plan (the”2008 Plan”) and a 2013 Equity Incentive Plan (the “2013 Plan”, and collectively the “Plans”), both of which were approved by shareholders.  The Plans permit the grant of restricted stock, restricted stock units, stock options, and stock appreciation rights.  Under the 2008 Plan, 126,287 shares of common stock were approved for awards for stock options and 50,514 shares of common stock were approved for awards for restricted stock.  Under the 2013 Plan, 141,750 shares of common stock were approved for awards for stock options and stock appreciation rights and 56,700 shares of common stock were approved for awards for restricted stock.

As of March 31, 2016, cumulative awards for stock options totaling 237,019 shares and awards for restricted stock totaling 107,688 shares of Company common stock have been granted, net of any forfeitures, to participants in the Plans.  During the three months ended March 31, 2016 and 2015, share-based compensation expense totaled $102,000 and $103,000, respectively.

Stock Option Awards

The stock option awards granted under the 2008 Plan to date provide for vesting in 20 percent annual increments commencing one year from the grant date.  The stock option awards granted in 2014 under the 2013 Plan vested 20% of a recipient’s award immediately, with the remaining award vesting in four equal annual installments commencing one year from the grant date. The stock option awards granted in 2015 and 2016 under the 2013 Plan vested 33% of a recipient’s award immediately, with the remaining award vesting in two equal annual installments commencing one year from the grant date. All of the options granted are exercisable for a period of 10 years from the date of grant, subject to vesting.  The following is a summary of the Company’s stock option plan awards during the three months ended March 31, 2016:

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at the beginning of the year	184,407	$14.56	6.97	$1,490,009
Granted	10,993	$22.31
Exercised	(577)	$9.66
Forfeited	-
Expired	-
Outstanding at March 31, 2016	194,823	$15.01	6.91	$1,537,609
Exercisable	111,272	$13.25	5.95	$1,073,725
Expected to vest, assuming a 0% forfeiture rate over the vesting term	83,551	$17.35	8.20	$463,884

As of March 31, 2016, there was $484,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  The cost is expected to be recognized over the remaining weighted-average vesting period of 2.75 years.

The fair value of each option award granted is estimated on the date of grant using a Black-Scholes model.  The assumptions used for the three months ended March 31, 2016 are presented in the table below:

Annual dividend yield	1.03%
Expected volatility	25.48%
Risk-free interest rate	1.64%
Expected term	6.92	years
Weighted-average grant date fair value per option granted	$5.78

The assumptions used for the three months ended March 31, 2015 are presented in the table below:

Annual dividend yield	1.20%
Expected volatility	24.80%
Risk-free interest rate	1.35%
Expected term	7.50	years
Weighted-average grant date fair value per option granted	$3.83

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Restricted Stock Awards

The fair value of the restricted stock awards is equal to the fair value of the Company’s stock at the date of grant.  Compensation expense is recognized over the vesting period that the awards are based. The restricted stock awards granted under the 2008 Plan to date provide for vesting in 20 percent annual increments commencing one year from the grant date.  The restricted stock awards granted in 2014 under the 2013 Plan vested 20% of a recipient’s award immediately, with the remaining award vesting in four equal annual installments commencing one year from the grant date. The restricted stock awards granted in 2015 and 2016 under the 2013 Plan vested 33% of a recipient’s award immediately, with the remaining award vesting in two equal annual installments commencing one year from the grant date.

The following is a summary of the Company’s non-vested restricted stock awards during the three months ended March 31, 2016:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2016	31,553	$16.32
Granted	11,606	$22.31
Vested	(15,941)	$17.59
Forfeited	-	-
Expired	-	-
Non-vested at March 31, 2016	27,218	$18.06
Expected to vest assuming a 0% forfeiture rate over the vesting term	27,218	$18.06

As of March 31, 2016, there was $590,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plans remaining.  The cost is expected to be recognized over the weighted-average vesting period of 1.77 years.  The total fair value of shares vested for the three months ended March 31, 2016 and 2015 was $345,345 and $222,000, respectively.

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company.  In August 2012, in conjunction with the Company’s conversion to a full stock company from the mutual holding company structure, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company.  Both loans are being repaid principally by the Bank through contributions to the ESOP over a period of ten years.  The interest rate on the loans is fixed at 4.0% and 2.25%, per annum, respectively.  As of March 31, 2016, the remaining balances of the ESOP loans were $270,000 and $701,000, respectively.

Neither the loan balances nor the related interest expense are reflected on the condensed consolidated financial statements.

At March 31, 2016, the ESOP was committed to release 21,443 shares of the Company’s common stock to participants and held 88,243 unallocated shares remaining to be released in future years.  The fair value of the 195,528 restricted shares held by the ESOP trust was $4.4 million at March 31, 2016.  ESOP compensation expense included in salaries and benefits was $136,000 and $102,000 for the three months ended March 31, 2016 and 2015, respectively.

Note 11 – Subsequent Event

On April 26, 2016, the Company declared a quarterly cash dividend of $0.075 per common share, payable on May 26, 2016 to shareholders of record at the close of business May 10, 2016.

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

General

Sound Financial Bancorp, a Maryland corporation, is a bank holding company for its wholly owned subsidiary, Sound Community Bank.  Substantially all of Sound Financial Bancorp's business is conducted through Sound Community Bank, a Washington state-chartered commercial bank.  As a Washington commercial bank, the Bank's regulators are the Washington State Department of Financial Institutions ("WDFI") and the Federal Deposit Insurance Corporation (“FDIC”).  The Federal Reserve is the primary federal regulator for Sound Financial Bancorp.

Sound Community Bank’s deposits are insured up to applicable limits by the FDIC.  At March 31, 2016, Sound Financial Bancorp had total consolidated assets of $543.5 million, net loans of $457.7 million, deposits of $448.1 million and stockholders’ equity of $55.6 million.  The shares of Sound Financial Bancorp are traded on The NASDAQ Capital Market under the symbol “SFBC.”  Our executive offices are located at 2005 5th Avenue, Suite 200, Seattle, Washington, 98121.

Our principal business consists of attracting retail and commercial deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial and multifamily, consumer and commercial business loans and construction and land loans.  We offer a variety of secured and unsecured consumer loan products, including manufactured home loans, floating home loans, automobile loans, boat loans and recreational vehicle loans.  As part of our business, we focus on residential mortgage loan originations, the majority of which we sell to the Federal National Mortgage Association.  We sell loans which conform to the underwriting standards of Fannie Mae (“conforming”) with servicing retained to maintain the direct customer relationship and to continue providing strong customer service to our borrowers. We also originate loans which do not conform to the underwriting standards of Fannie Mae (“non-conforming”) loans to be held in our loan portfolio and for sale with servicing released. We originate and retain a significant amount of commercial real estate loans, including those secured by owner-occupied and nonowner-occupied commercial real estate, multifamily property, manufactured home parks and construction and land development loans.

Critical Accounting Policies

Certain of our accounting policies are important to an understanding of our financial condition, since they require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses, and accounting mortgage servicing rights, other real estate owned and deferred income taxes.  Our methodologies for analyzing the allowance for loan losses, mortgage servicing rights, other real estate owned and deferred tax asset accounts are described in our 2015 Form 10-K.  There have been no significant changes in the Company’s application of accounting policies since December 31, 2015.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

General.   Total assets increased by $2.8 million, or 0.5%, to $543.5 million at March 31, 2016 from $540.8 million at December 31, 2015.  This increase was primarily the result of a $3.0 million, or 0.6%, increase in the net loan portfolio and  a $1.4 million, or 2.9%, increase in cash and cash equivalents, partially offset by a $410,000, or 6.1% decrease in our available-for-sale securities .  Excess liquidity from an $8.1 million, or 1.8%, increase in deposits was primarily used to pay down borrowings by $9.1 million.

Cash and Securities.  Cash, cash equivalents and our available-for-sale securities in the aggregate increased by $1.0 million, or 1.8%, to $56.0 million at March 31, 2016 from $55.0 million at December 31, 2015.  Cash and cash equivalents increased by $1.4 million, or 2.9%, to $49.7 million at March 31, 2016.  Available-for-sale securities, which consist primarily of agency mortgage-backed securities, decreased by $410,000, or 6.1%, from $6.7 million at December 31, 2015 to $6.3 million at March 31, 2016 as a result of principal repayments and prepayments.    There were no sales of securities during the three months ended March 31, 2016.  For the three months ended March 31, 2015, we sold $1.7 million of available for sale non-agency mortgage-backed securities generating a gross loss of $31,000. For further analysis on our investment securities, see Note 3 – Investments in the Notes to Consolidated Financial Statements under Item 1 of this report.

Loans.  Our gross loan portfolio increased $3.0 million, or 0.6%, to $462.4 million at March 31, 2016 from $459.5 million at December 31, 2015.

Loans held for sale decreased $905,000, or 43.3%, to $1.2 million at March 31, 2016 from $2.1 million at December 31, 2015.  The decrease in loans held for sale was a result of the timing of loan sales.

The following table reflects the changes in the types of loans in our portfolio at March 31, 2016, as compared to December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015	Amount Change	Percent Change
One-to-four-family	$143,104	$141,125	$1,979	1.4%
Home equity	32,022	31,573	449	1.4
Commercial and multifamily	173,353	175,312	(1,959)	(1.1)
Construction and land	57,752	57,043	709	1.2
Manufactured homes	14,247	13,798	449	3.3
Other consumer	23,389	23,030	359	1.6
Commercial business	20,230	19,295	935	4.8
Deferred loan fees	(1,665)	(1,707)	42	2.5
Total loans, gross	$462,432	$459,469	$2,963	0.6%

The increases in our gross loan portfolio were primarily a result of our loan production exceeding our loan pay downs and pay-offs.  At March 31, 2016, commercial and multifamily real estate loans accounted for 37.4% of the gross loan portfolio and residential real estate loans accounted for 30.8% of the loan portfolio.  Home equity, manufactured, and other consumer loans accounted for 15.0% of the loan portfolio including floating home loans of $18.7 million or 4.0% of the portfolio at March 31, 2016.  Construction and land loans accounted for 12.5% of the loan portfolio and commercial business loans accounted for the remaining 4.4% of the loan portfolio.

Mortgage Servicing Rights.  At March 31, 2016 and December 31, 2015, we had $3.1 million and $3.2 million, respectively, in mortgage servicing rights recorded at fair value.  We record mortgage servicing rights on loans sold to Fannie Mae and other financial institutions with servicing retained and upon acquisition of a servicing portfolio.  We stratify our capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  Mortgage servicing rights are carried at fair value.  If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.

Nonperforming Assets.  At March 31, 2016, nonperforming assets totaled $3.0 million, or 0.5% of total assets, compared to $2.9 million, or 0.5% of total assets at December 31, 2015.

The table below sets forth the amounts and categories of nonperforming assets at the dates indicated (dollars in thousands):

	Nonperforming Assets
	At March 31, 2016	At December 31, 2015	Amount Change	Percent Change
Nonaccrual loans	$1,377	$1,528	$(151)	32.1%
Accruing loans 90 days or more delinquent	17	117	(100)	(85.5)
Nonperforming TDRs	726	485	241	49.7
Total nonperforming loans	2,120	2,130	(10)	(0.5)
OREO and repossessed assets	832	769	63	8.2
Total nonperforming assets	$2,952	$2,899	$53	1.8%

Nonperforming loans, consisting of nonaccrual loans, accruing loans 90 days or more delinquent and nonperforming TDRs, decreased to $2.1 million or 0.46% of total gross loans at March 31, 2016 from $2.1 million or 0.47% of total gross loans at December 31, 2015.  This decrease reflects a $10,000 decline in nonperforming loans during the three months ended March 31, 2016 primarily due to a fewer nonaccrual loans.   Our largest nonperforming loan at March 31, 2016 was a $324,000 one-to-four-family residential loan.

OREO and repossessed assets increased during the three months ended March 31, 2016, due to newly foreclosed one- to four-family property having a higher valuation than the OREO property sold during the quarter.  During the three months ended March 31, 2016, we repossessed a single one- to four- family property valued at $170,000 and one manufactured home valued at $18,000 and we sold a single one- to four- family property valued at $132,000 with a gain on  sale of  $8,000.  Our largest OREO at March 31, 2016 consisted of a commercial building with a recorded value of $600,000 located in Clallam County, Washington.  Our next largest OREO properties were a $170,000 one- to four- family property located in Clallam County, Washington and a $35,000 parcel of land located in Clallam County, Washington.

Allowance for Loan Losses.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of evaluation in accordance with generally accepted accounting principles in the United States.  It is our best estimate of probable incurred credit losses in our loan portfolio.  The $237,000 increase in the allowance for loan losses compared to the comparable period last year was primarily due to an increase in the specific reserve for impaired loans.

Our allowance for loan losses at March 31, 2016 was $4.7 million, or 1.02% of total loans receivable compared to $4.6 million, or 1.01% of total loans receivable at December 31, 2015.  The allowance for loan losses includes the $150,000 provision for loan losses established during the three months ended March 31, 2016.

The following table reflects the adjustments in our allowance for loan losses during the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$4,636	$4,387
Charge-offs	(83)	(64)
Recoveries:	6	13
Net charge-offs	(77)	(51)
Provisions charged to operations	150	100
Balance at end of period	$4,709	$4,436

Ratio of net charge-offs during the period to average loans outstanding during the period	0.07%	0.05%

	At March 31, 2016	At December 31, 2015
Allowance as a percentage of nonperforming loans (end of period)	222.12%	217.65%
Allowance as a percentage of total loans (end of period)	1.02%	1.01%

Specific loan loss reserves increased $322,000 at March 31, 2016 compared to December 31, 2015, while general loan loss reserves decreased $249,000 at March 31, 2016, compared to December 31, 2015.  The increase in specific loan loss reserves was primarily due to an increase in impaired loans during the current period.  There are three loans which were reported as impaired as of March 31, 2016 which were not impaired as of December 31, 2015.  These loans include one multi-family loan totaling $2.2 million located in Port Angeles, Washington and two loans to one borrower totaling $1.2 million secured by a commercial building and a guarantor’s primary residence, both of which are located in King County, Washington.  The decrease in general loan loss reserves was due to a decrease in our historical loss ratio on loans.  Net charge-offs for the three months ended March 31, 2016 were $77,000, or 0.07%, of average loans on an annualized basis, compared to $51,000, or 0.05% of average loans for the same period in 2015.  As of March 31, 2016, the allowance for loan losses as a percentage of total loans receivable and nonperforming loans was 1.02% and 222.12%, respectively, compared to 1.01% and 217.65%, respectively, at December 31, 2015.

Deposits.  Total deposits increased by $8.1 million, or 1.8%, to $448.1 million at March 31, 2016 from $440.0 million at December 31, 2015, primarily as a result of a $8.3 million, or 6.5%, increase in interest-bearing demand accounts, a $3.3 million, or 6.9% increase in noninterest-bearing demand accounts, and a $414,000, or 1.1%, increase in savings accounts.  These increases were partially offset by a $2.2 million, or 4.1%, decrease in money market accounts and a $2.1 million or 1.3% decrease in certificates of deposit.  The increase in interest-bearing demand accounts was primarily a result of emphasis on our rewards checking product as well as a competitively priced interest-bearing demand account. The increase in noninterest-bearing demand accounts was primarily a result of our continued emphasis on attracting relatively low-cost core deposit accounts from small businesses. The decrease in certificates of deposit was due in part to low rates on these types of deposits. The decrease in money market accounts was primarily the result of customers placing these funds in higher yielding interest-bearing demand accounts. The increases in these deposit accounts reflect our continuing retail sales efforts to attract low-cost core deposit accounts.  At March 31, 2016, brokered deposits were $2.9 million compared to $4.6 million at December 31, 2015.

A summary of deposit accounts with the corresponding weighted average cost of funds is presented below (dollars in thousands):

	As of March 31, 2016		As of December 31, 2015
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$51,365	---%	$48,067	---%
Interest-bearing demand	135,653	0.38	127,392	0.42
Savings	39,247	0.20	38,833	0.18
Money market	51,829	0.20	54,046	0.16
Certificates	166,744	1.19	168,880	1.22
Escrow(1)	3,283	---	2,806	---
Total deposits	$448,121	0.61%	$440,024	0.63%

(1)	Escrow balances shown in noninterest-bearing deposits on the consolidated balance sheets

Borrowings.  FHLB advances decreased $9.1 million, or 22.4%, to $31.4 million at March 31, 2016, with a weighted-average cost of 0.52%, from $40.4 million at December 31, 2015, with a weighted-average cost of 0.39%.  The increase in average rate was due to an increase in the overnight borrowing rate in the current period compared to December 31, 2015 reflecting the recent increase in the federal funds rate.  Excess funds from increased deposits and loan repayments during the quarter ended March 31, 2016 were used to reduce borrowings.  We rely on FHLB advances to fund interest-earning assets when deposits alone cannot fully fund interest-earning asset growth.  This reliance on borrowings, rather than deposits, may increase our overall cost of funds.

Stockholders’ Equity.  Total stockholders’ equity increased $1.0 million, or 1.9%, to $55.6 million at March 31, 2016 from $54.5 million at December 31, 2015.  This increase primarily reflects $1.1 million in net income and share-based compensation of $102,000, partially offset by the payment of a cash dividend of $186,000 to common stockholders during the current quarter.

Comparison of Results of Operation for the Three Months Ended March 31, 2016 and 2015

General.  Net income decreased $101,000 to $1.1 million, or $0.43 per diluted common share, for the three months ended March 31, 2016, compared to $1.2 million, or $0.46 per diluted common share, for the three months ended March 31, 2015.  The primary reasons for the decrease in net income were decreases in noninterest income and increases in noninterest expense.   An increase in net interest income was offset by a higher loan loss provision.  Net interest income increased primarily a result of higher average loan balances partially offset by higher average balances of interest-bearing deposits, in particular interest-bearing demand deposits, in the current period compared to a year ago.  The provision for loan losses increased due to higher net charge-offs and higher loan balances.  Noninterest income decreased due to lower gain on sale of loans and lower services charges and fee income.  Noninterest expense was higher primarily as a result of increases in salaries and benefits, operating costs, occupancy expense and regulatory assessments.

Interest Income.  Interest income increased by $664,000, or 12.3%, to $6.0 million for the three months ended March 31, 2016, from $5.4 million for the three months ended March 31, 2015.  The increase in interest income primarily reflected an increase in the average balance of interest-earning assets and an increase in the yield on loans and investments.

Our weighted average yield on interest-earning assets was 4.78% for the three months ended March 31, 2016, compared to 4.66% for the three months ended March 31, 2015.  The weighted average yield on loans increased to 5.18% for the three months ended March 31, 2016 from 4.94% for the three months ended March 31, 2015 due to higher rates on new loans.  The average balance of gross loans receivable increased $28.7 million, or 6.6%, for the three months ended March 31, 2016, as compared to the same period last year.  The weighted average yield on available-for-sale securities and interest bearing cash was 0.83% for the three months ended March 31, 2016, compared to 0.33% for the three months ended March 31, 2015.  The average balance of the investment portfolio, which included interest-bearing cash balances and available-for-sale securities increased $13.8 million, or 47.1%.  The overall yield on the investment portfolio increased 50 basis points due the increase in rates paid on overnight deposits and due to prior period income including a charge for other than temporary impairment.

Interest Expense.  Interest expense increased $28,000 or 4.1%, to $717,000 for the three months ended March 31, 2016, from $689,000 for the three months ended March 31, 2015.  This increase reflects a $40.1 million, or 9.8%, increase in the average balances of deposits, partially offset by a $1.7 million, or 7.3%, decrease in the average balances of FHLB advances for the three months ended March 31, 2016, as compared to the same period last year.  Our weighted average cost of interest-bearing liabilities was 0.68% for the three months ended March 31, 2016, compared to 0.71% for the same period last year.

Interest paid on deposits increased $27,000, or 4.1%, to $688,000 for the three months ended March 31, 2016, from $661,000 for the three months ended March 31, 2015.  This increase primarily resulted from higher average balances of deposits outstanding in the period and the amortization of the premium paid on deposits purchased in the third quarter of 2014.  Our weighted average cost of deposits during the three months ended March 31, 2016 was 0.61%, as compared to 0.64% during the three months ended March 31, 2015. This decrease was the primarily the result of lower interest costs on interest bearing checking and money market accounts.

Interest expense on borrowings increased $1,000, or 3.6%, to $29,000 for the three months ended March 31, 2016, from $28,000 for the three months ended March 31, 2015.  The increase was primarily the result of higher rates paid on the borrowings.  Our average cost of borrowings was 0.52% for the three months ended March 31, 2016, compared to 0.46% for the three months ended March 31, 2015. This increase was a result of an increase in overnight borrowing rates in the current period compared to the prior periods reflecting the recent increase in the federal funds rate.

Net Interest Income.  Net interest income increased $636,000, or 13.6%, to $5.3 million for the three months ended March 31, 2016, from $4.7 million for the three months ended March 31, 2015.  The increase resulted from increased interest income due to higher average loan balances, partially offset by higher interest expense due to higher average balances of interest-bearing deposits and amortization of the deposit premium related to the branch acquisitions in the third quarter of 2014.  Our net interest margin increased to 4.25% for the three months ended March 31, 2016, compared to 4.06% for the three months ended March 31, 2015 due primarily to higher average loan yields reflecting the increase in the amount of higher yielding nonresidential loans in our portfolio.

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

A provision of $150,000 was made during the three months ended March 31, 2016, compared to a provision of $100,000 during the three months ended March 31, 2015.  The increased provision during the current period primarily reflects an increase in impaired loans.  The additional provision was also partly due to higher average net loan balances and higher net loan charge-offs in the quarter ended March 31, 2016. At March 31, 2016, classified assets totaled $6.9 million compared to $3.7 million at December 31, 2015.  There are three loans which are reported as classified as of March 31, 2016 which were not classified as of December 31, 2015, primarily due to the increase in impaired loans discussed above.

For the three months ended March 31, 2016, the annualized percentage of net charge-offs to average loans increased two basis points to 0.07%, from 0.05% for the three months ended March 31, 2015.  The percentage of nonperforming loans to total loans decreased 36 basis points to 0.46% at March 31, 2016 from 0.77% at March 31, 2015.

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

Noninterest Income.  Noninterest income decreased $194,000, or 16.6%, to $977,000 for the three months ended March 31, 2016, as compared to $1.2 million for the three months ended March 31, 2015 as reflected below (dollars in thousands):

	Three Months Ended March 31,		Amount	Percent
	2016	2015	Change	Change
Service charges and fee income	$592	$645	$(53)	(8.2)%
Earnings on cash surrender value of BOLI	84	84	-	-
Mortgage servicing income	204	255	(51)	(20.0)
Fair value adjustment on mortgage servicing rights	(113)	(178)	65	36.5
Loss on sale of securities	-	(31)	31	-
Net gain on sale of loans	210	396	(186)	(47.0)
Total noninterest income	$977	$1,171	$(194)	(16.6)%

The decrease in noninterest income compared to the year ago quarter was primarily a result of lower gain on sale of loans, service charges and loan fee income and mortgage servicing income, partially offset by a lower negative fair value adjustment on mortgage servicing rights.  The decrease in service charges and fee income was primarily the result of lower loan fees.  The decrease in mortgage servicing income was due to lower mortgage interest rates in the first quarter of 2016 as compared to the same period last year, which lead to a lower valuation for new mortgage servicing rights. Lower gains on the sale of loans were due to lower originations due to reduced refinance activity and longer closing times due to the recent implementation of new mortgage regulations.  The improvement in the fair value adjustment on mortgage servicing rights was a result of normal fluctuations in the pricing of this asset based on prepayment speeds and expected cash flows from this asset.

Noninterest Expense.  Noninterest expense increased $437,000, or 10.9%, to $4.5 million during the three months ended March 31, 2016 as compared to $4.0 million during the three months ended March 31, 2015, as reflected below (dollars in thousands):

	Three Months Ended March 31,		Amount	Percent
	2016	2015	Change	Change
Salaries and benefits	$2,563	$2,255	$308	13.7%
Operations	972	903	69	7.6
Regulatory assessments	155	66	89	134.8
Occupancy	385	325	60	18.5
Data processing	386	403	(17)	(4.2)
Losses and expenses on OREO and repossessed assets	-	72	(72)	100.0
Total noninterest expense	$4,461	$4,024	$437	10.9%

Noninterest expense was higher primarily as a result of higher salaries and benefits due to an increase in full time equivalent employees, operating and occupancy expenses, as well as higher regulatory expense, partially offset by lower OREO related expenses.  These increases were the result of an increase in staffing, administrative office expansion and higher regulatory exam fees.

Income Tax Expense.   For the three months ended March 31, 2016, we incurred income tax expense of $584,000 on our pre-tax income as compared to $527,000 for the three months ended March 31, 2015.  The effective tax rates for the three ended March 31, 2016 and 2015 were 34.5% and 30.4%, respectively.

Liquidity

The Management Discussion and Analysis in Item 7 of the Company’s 2015 Form 10-K contains an overview of the Company’s and the Bank’s liquidity management, sources of liquidity and cash flows.  This discussion updates that disclosure for the three months ended March 31, 2016.

The Bank’s primary sources of funds are deposits, principal and interest payments on loans and borrowings.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank’s primary investing activity is loan originations.  The Bank maintains liquidity levels it believes to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  At March 31, 2016 the Bank had $56.0 million in cash and investment securities available for sale and $1.2 million in loans held for sale generally available for its cash needs.  Also, based on existing collateral pledged, the Bank had the ability to borrow an additional $89.3 million in Federal Home Loan Bank advances, $23.5 million through the Federal Reserve’s Discount Window, $9.0 million through a Fed Funds line at Zions Bank, $2.0 million through a Fed Funds line at Pacific Coast Banker’s Bank and $10.0 million through an unsecured line of credit with The Independent Bank.  The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At March 31, 2016, outstanding loan commitments, including unused lines and letters of credit totaled $60.0 million.  Certificates of deposit scheduled to mature in one year or less at March 31, 2016, totaled $105.0 million.  Based on our competitive pricing and historical experience, we believe that a majority of maturing deposits will remain with the Bank.

Cash and cash equivalents increased $1.4 million to $49.7 million as of March 31, 2016, from $48.3 million as of December 31, 2015.  Net cash provided by operating activities was $4.6 million for the three months ended March 31, 2016.  Net cash of $2.5 million was used by investing activities during the three months ended March 31, 2016 and consisted primarily of an increase in net loans.  The $622,000 of cash used in financing activities during the three months ended March 31, 2016 was primarily the net result of an $8.1 million net increase in deposits which was used to pay down FHLB advances.

As a separate legal entity from the Bank, the Company must provide for its own liquidity.  At March 31, 2016, the Company, on an unconsolidated basis, had $227,000 in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.  The Company’s principal source of liquidity is dividends from the Bank and ESOP loan repayments.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the three months ended March 31, 2016, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet loan commitments at March 31, 2016 is as follows (in thousands):

Residential mortgage commitments	$2,084
Undisbursed portion of loans originated	35,863
Unused lines of credit	21,916
Irrevocable letters of credit	185
Total loan commitments	$60,048

Capital

Sound Community Bank is subject to minimum capital requirements imposed by regulations of the FDIC.  Capital adequacy requirements are quantitative measures established by regulation that require Sound Community Bank to maintain minimum amounts and ratios of capital.

Based on its capital levels at March 31, 2016, Sound Community Bank exceeded all regulatory capital requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a “well-capitalized” status under the regulatory capital categories of the FDIC.  Based on capital levels at March 31, 2016, Sound Community Bank was considered to be well-capitalized under applicable regulatory requirements.  Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank’s “well-capitalized” status.

The actual regulatory capital amounts and ratios calculated for Sound Community Bank at March 31, 2016 were as follows (dollars in thousands):

	Actual		Minimum For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2016
Tier 1 Capital to average assets	$54,199	10.14%	$21,377	>	4.0%	$26,721	>	5.0%
Common Equity Tier 1 (“CET1”) risk-based capital ratio	$54,199	12.12%	$20,117	>	4.5%	$29,057	>	6.5%
Tier 1 Capital to risk-weighted assets	$54,199	12.12%	$26,882	>	6.0%	$35,763	>	8.0%
Total Capital to risk-weighted assets	$59,063	13.21%	$35,763	>	8.0%	$44,704	>	10.0%

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions.  This new capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019.

For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at March 31, 2016 Sound Financial Bancorp would have exceeded all regulatory capital requirements.  The estimated regulatory capital ratios calculated for Sound Financial Bancorp as of March 31, 2016 were 10.28% for Tier 1 leverage-based capital, 12.29% for both Common Equity Tier 1 risk-based capital, Tier 1 Capital to risk-based assets and 13.38% for total risk-based capital.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company provided information about market risk in Item 7A of its 2015 Form 10-K.  There have been no material changes in our market risk since our 2015 Form 10-K.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act")), as of March 31, 2016, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the three months ended March 31, 2016, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1	Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A	Risk Factors

Not required; the Company is a smaller reporting company.

Item 2	Unregistered Sales of Equity Securities and use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	There were no repurchases of the Company’s common stock during the three months ended March 31, 2016.

Item 3	Defaults Upon Senior Securities

Nothing to report.

Item 4	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

Exhibits:
3.1	Articles of Incorporation of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on March 27, 2012 (File No. 333-180385))
3.2	Bylaws of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on March 27, 2012 (File No. 333-180385))
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

11	Statement re computation of per share earnings (See Note 9 of the Notes to Condensed Consolidated Financial Statements contained in Item 1, Part I of this Current Report on Form 10-Q.)
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification
101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: May 13, 2016	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President and Chief Executive Officer

Date: May 13, 2016	By:	/s/ Matthew P. Deines
Matthew P. Deines
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification
101	Interactive Data Files