Form 10-Q
period 2016-06-30
Sound Financial Bancorp, Inc.
filed 2016-08-12
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

As of August 10, 2016, there were 2,486,899 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$45,187	$48,264
Available-for-sale securities, at fair value	7,393	6,696
Loans held for sale	687	2,091
Loans	464,648	459,469
Allowance for loan losses	(4,838)	(4,636)
Total loans, net	459,810	454,833
Accrued interest receivable	1,592	1,608
Bank-owned life insurance (“BOLI”), net	11,914	11,746
Other real estate owned (“OREO”) and repossessed assets, net	780	769
Mortgage servicing rights, at fair value	3,026	3,249
Federal Home Loan Bank (“FHLB”) stock, at cost	2,073	2,212
Premises and equipment, net	5,088	5,335
Other assets	4,209	3,957
Total assets	$541,759	$540,760
LIABILITIES
Deposits
Interest-bearing	$384,323	$389,151
Noninterest-bearing demand	59,544	50,873
Total deposits	443,867	440,024
Borrowings	35,613	40,435
Accrued interest payable	90	72
Other liabilities	4,873	5,140
Advance payments from borrowers for taxes and insurance	505	569
Total liabilities	484,948	486,240
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,480,830 and 2,469,206 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	25	25
Additional paid-in capital	23,247	23,002
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(911)	(911)
Retained earnings	34,228	32,240
Accumulated other comprehensive income, net of tax	222	164
Total stockholders’ equity	56,811	54,520
Total liabilities and stockholders’ equity	$541,759	$540,760

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
INTEREST INCOME
Loans, including fees	$6,051	$5,363	$12,003	$10,685
Interest and dividends on investments, cash and cash equivalents	92	47	181	102
Total interest income	6,143	5,410	12,184	10,787
INTEREST EXPENSE
Deposits	654	661	1,342	1,322
Borrowings	55	19	84	47
Total interest expense	709	680	1,426	1,369
Net interest income	5,434	4,730	10,758	9,418
PROVISION FOR LOAN LOSSES	100	200	250	300
Net interest income after provision for loan losses	5,334	4,530	10,508	9,118
NONINTEREST INCOME
Service charges and fee income	652	671	1,245	1,316
Earnings on cash surrender value of bank-owned life insurance	85	84	168	168
Mortgage servicing income	208	214	413	469
Fair value adjustment on mortgage servicing rights	(76)	347	(190)	169
Loss on sale of securities	-	-	-	(31)
Net gain on sale of loans	341	390	551	786
Total noninterest income	1,210	1,706	2,187	2,877
NONINTEREST EXPENSE
Salaries and benefits	2,618	2,205	5,181	4,460
Operations	1,084	1,053	2,056	1,957
Regulatory assessments	125	230	280	296
Occupancy	380	448	765	773
Data processing	444	454	830	856
Net loss on OREO and repossessed assets	6	10	6	82
Total noninterest expense	4,657	4,400	9,118	8,424
Income before provision for income taxes	1,887	1,836	3,577	3,571
Provision for income taxes	633	589	1,217	1,116
Net income	$1,254	$1,247	$2,360	$2,455

Earnings per common share:
Basic	$0.51	$0.50	$0.95	$0.98
Diluted	$0.49	$0.48	$0.92	$0.94
Weighted average number of common shares outstanding:
Basic	2,481,093	2,510,673	2,479,422	2,517,734
Diluted	2,578,948	2,601,984	2,575,128	2,602,777

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$1,254	$1,247	$2,360	$2,455
Available for sale securities:
Unrealized gains (losses) arising during the period, net of tax provision (benefits) of $27, $9, $30 and $(12), respectively	52	21	58	(17)
Reclassification adjustments for the net losses realized in earnings, net of tax benefit of $0, $0, $0 and $11	-	-	-	20
Other comprehensive income, net of tax	52	21	58	3
Comprehensive income	$1,306	$1,268	$2,418	$2,458

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2016 and 2015 (unaudited)
(Dollars in thousands, except per share amounts)

	Shares	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income net of tax	Total Stockholders’ Equity
Balances at December 31, 2014	2,524,645	$25	$23,552	$(1,140)	$28,024	$183	$50,644
Net income					2,455		2,455
Other comprehensive income, net of tax						3	3
Share-based compensation			207				207

Cash dividends paid on common stock ($0.11 per share)					(277)		(277)
Restricted stock awards issued	10,208						-
Restricted stock forfeited and retired	(7,535)						-
Common stock repurchased	(63,371)		(1,261)				(1,261)
Exercise of options	1,783		17				17
Balances at June 30, 2015	2,465,730	$25	$22,515	$(1,140)	$30,202	$186	$51,788

	Shares	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income net of tax	Total Stockholders’ Equity
Balances at December 31, 2015	2,469,206	$25	$23,002	$(911)	$32,240	$164	$54,520
Net income					2,360		2,360
Other comprehensive income, net of tax						58	58
Share-based compensation			228				228

Cash dividends paid on common stock ($0.15 per share)					(372)		(372)
Restricted stock awards issued	11,606						-
Restricted stock forfeited and retired	(1,059)						-

Exercise of options	1,077		17				17
Balances at June 30, 2016	2,480,830	$25	$23,247	$(911)	$34,228	$222	$56,811

See notes to condensed consolidated financial statements

 SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,360	$2,455
Adjustments to reconcile net income to net cash from operating activities:
Accretion of net discounts on investments	17	79
Loss on sale of securities	-	31
Dividends paid on FHLB stock	32	-
Provision for loan losses	250	300
Depreciation and amortization	394	295
Compensation expense related to stock options and restricted stock	228	207
Changes in fair value of mortgage servicing rights	482	193
Additions to mortgage servicing rights	(259)	(436)
Increase in cash surrender value of BOLI	(168)	(168)
Gain on sale of loans	(551)	(786)
Proceeds from sale of loans	36,080	44,610
Originations of loans held for sale	(34,125)	(46,075)
Net Loss on sale and write-downs of OREO and repossessed assets	8	22
Change in operating assets and liabilities:
Accrued interest receivable	16	3
Other assets	(282)	(710)
Accrued interest payable	18	3
Other liabilities	(267)	608
Net cash from operating activities	4,233	631
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available for sale securities	737	3,516
Purchases of available for sale securities	(1,363)	-
FHLB stock redeemed	107	579
Net increase in loans	(5,378)	(4,833)
Proceeds from sale of OREO and other repossessed assets	132	400
Purchases of premises and equipment, net	(147)	(479)
Net cash used by investing activities	(5,912)	(817)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	3,843	10,820
Proceeds from borrowings	56,500	36,000
Repayment of borrowings	(61,322)	(40,322)
Dividends paid on common stock	(372)	(277)
Net change in advances from borrowers for taxes and insurance	(64)	7
Proceeds from stock option exercises	17	17
Repurchase of common stock	-	(1,261)
Net cash (used by) from financing activities	(1,398)	4,984
Net change in cash and cash equivalents	(3,077)	4,798
Cash and cash equivalents, beginning of period	48,264	29,289
Cash and cash equivalents, end of period	$45,187	$34,087
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$1,000	$625
Interest paid on deposits and borrowings	$1,408	$1,366
Noncash net transfer from loans to OREO and repossessed assets	$712	$481

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.  These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 30, 2016 (“2015 Form 10-K”).  The results for the interim periods are not necessarily indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2015, included in the 2015 Form 10-K.  Certain amounts in the prior quarters’ consolidated financial statements have been reclassified to conform to the current presentation.  These classifications do not have an impact on previously reported consolidated net income, retained earnings, stockholders’ equity or earnings per share.

Note 2 – Accounting Pronouncements Recently Issued or Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates Topic 606 and supersedes Topic 605, Revenue Recognition. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which postponed the effective date of 2014-09. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net, which amended the principal versus agent implementation guidance set for in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The ASU amends certain aspects of the guidance set forth in the FASB's new revenue standard related to identifying performance obligations and licensing implementation. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new ASU requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions to determine the potential impact the new standard will have on the Company's consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an adjustment must be made to the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The ASU is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The measurement of expected credit losses will be based on historical information, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. Available-for-sale securities will bifurcate the fair value mark and establish an allowance for credit losses through the income statement for the credit portion of that mark. The interest portion will continue to be recognized through accumulated other comprehensive income or loss. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 with early adoption permitted after December 15, 2018. The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3 – Investments

The amortized cost and fair value of our available-for-sale (“AFS”) securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2016
Municipal bonds	$3,272	$272	$-	$3,544
Agency mortgage-backed securities	3,387	83	-	3,470
Non-agency mortgage-backed securities	397	-	(18)	379
Total	$7,056	$355	$(18)	$7,393
December 31, 2015
Municipal bonds	$1,912	$184	$-	$2,096
Agency mortgage-backed securities	4,088	102	(18)	4,172
Non-agency mortgage-backed securities	449	-	(21)	428
Total	$6,449	$286	$(39)	$6,696

The amortized cost and fair value of AFS securities at June 30, 2016, by contractual maturity, are shown below (in thousands).  Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At June 30, 2016
	Amortized Cost	Fair Value
Due within five years	$1,115	$1,120
Due in five to ten years	505	534
Due after ten years	5,436	5,739
Total	$7,056	$7,393

No securities were pledged to secure Washington State Public Funds as of June 30, 2016.

There were no sales of AFS securities during the three or six months ended June 30, 2016. There were no sales of AFS securities during the three months ended June 30, 2015. We sold $1.7 million of non-agency mortgage-backed securities generating gross losses of $31,000 and no gross gains during the six months ended June 30, 2015.

The following tables summarize at the dates indicated the aggregate fair value and gross unrealized loss by length of time of those investments that have been continuously in an unrealized loss position (in thousands):

	June 30, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Non-agency mortgage-backed securities	$-	$-	$379	$(18)	$379	$(18)
Total	$-	$-	$379	$(18)	$379	$(18)

	December 31, 2015
	Less Than 12 Months				12 Months or Longer		Total
	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$		$		$1,370	$(18)	$1,370	$(18)
Non-agency mortgage-backed securities		-		-	428	(21)	428	(21)
Total	$		$		$1,798	$(39)	$1,798	$(39)

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the cumulative roll forward of credit losses recognized in earnings during the three and six months ended June 30, 2016 and 2015 relating to the Company’s non-U.S. agency mortgage-backed securities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Estimated credit losses, beginning balance	$-	$-	$-	$450
Additions for credit losses not previously recognized	-	-	-	-
Reduction for increases in cash flows	-	-	-	-
Reduction of related OTTI due to sales	-	-	-	(450)
Reduction for realized losses	-	-	-	-
Estimated credit losses, ending balance	$-	$-	$-	$-

Note 4 – Loans

The composition of the loan portfolio at the dates indicated, excluding loans held for sale, was as follows (in thousands):

	At June 30, 2016	At December 31, 2015
Real estate loans:
One- to four- family	$149,874	$141,125
Home equity	31,804	31,573
Commercial and multifamily	164,916	175,312
Construction and land	57,792	57,043
Total real estate loans	$404,386	$405,053
Consumer loans:
Manufactured homes	15,114	13,798
Other consumer	24,953	23,030
Total consumer loans	40,067	36,828
Commercial business loans	21,967	19,295
Total loans	466,420	461,176
Deferred fees	(1,772)	(1,707)
Total loans, gross	464,648	459,469
Allowance for loan losses	(4,838)	(4,636)
Total loans, net	$459,810	$454,833

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2016 (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$637	$100	$424	$23	$56	$24	$38	$-	$1,302
Collectively evaluated for impairment	1,076	401	953	365	133	197	133	278	3,536
Ending balance	$1,713	$501	$1,377	$388	$189	$221	$171	$278	$4,838

Loans receivable:
Individually evaluated for impairment	$5,612	$1,049	$4,861	$87	$394	$24	$646	$-	$12,673
Collectively evaluated for impairment	144,262	30,755	160,055	57,705	14,720	24,929	21,321	-	453,747
Ending balance	$149,874	$31,804	$164,916	$57,792	$15,114	$24,953	$21,967	$-	$466,420

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2015 (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$647	$110	$36	$18	$63	$-	$8	$-	$882
Collectively evaluated for impairment	1,192	497	885	364	238	188	149	241	3,754
Ending balance	$1,839	$607	$921	$382	$301	$188	$157	$241	$4,636

Loans receivable:
Individually evaluated for impairment	$5,779	$904	$1,966	$91	$361	$5	$114	$-	$9,220
Collectively evaluated for impairment	135,346	30,669	173,346	56,952	13,437	23,025	19,181	-	451,956
Ending balance	$141,125	$31,573	$175,312	$57,043	$13,798	$23,030	$19,295	$-	$461,176

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the activity in the allowance for loan losses for the three months ended June 30, 2016 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$1,733	$(7)	$-	$(13)	$1,713
Home equity	597	-	63	(159)	501
Commercial and multifamily	1,267	-	-	110	1,377
Construction and land	463	-	-	(75)	388
Manufactured homes	202	-	3	(16)	189
Other consumer	233	(3)	2	(11)	221
Commercial business	164	(29)	-	36	171
Unallocated	50	-	-	228	278
Total	$4,709	$(39)	$68	$100	$4,838

The following table summarizes the activity in the allowance for loan losses for the six months ended June 30, 2016 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$1,839	$(72)	$-	$(54)	$1,713
Home equity	607	-	65	(171)	501
Commercial and multifamily	921	-	-	456	1,377
Construction and land	382	-	-	6	388
Manufactured homes	301	-	5	(117)	189
Other consumer	188	(21)	4	50	221
Commercial business	157	(29)	-	43	171
Unallocated	241	-	-	37	278
Total	$4,636	$(122)	$74	$250	$4,838

The following table summarizes the activity in the allowance for loan losses for the three months ended June 30, 2015 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$1,429	$-	$-	$165	$1,594
Home equity	514	-	6	(11)	509
Commercial and multifamily	1,406	-	-	101	1,507
Construction and land	414	(40)	-	(29)	345
Manufactured homes	184	(32)	2	39	193
Other consumer	154	(3)	3	29	183
Commercial business	104	-	-	41	145
Unallocated	231	-	-	(135)	96
Total	$4,436	$(75)	$11	$200	$4,572

The following table summarizes the activity in the allowance for loan losses for the six months ended June 30, 2015 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$1,442	$(21)	$-	$173	$1,594
Home equity	601	(19)	10	(83)	509
Commercial and multifamily	1,244	-	-	263	1,507
Construction and land	399	(40)	-	(14)	345
Manufactured homes	193	(32)	5	27	193
Other consumer	167	(27)	9	34	183
Commercial business	108	-	-	37	145
Unallocated	233	-	-	(137)	96
Total	$4,387	$(139)	$24	$300	$4,572

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

When we classify problem loans as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address the risk specifically (if the loan is impaired) or we may allow the loss to be addressed in the general allowance (if the loan is not impaired).  General allowances represent loss reserves which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem loans.  When the Company classifies problem loans as a loss, we charge off such assets in the period in which they are deemed uncollectible.  Assets that do not currently expose us to sufficient risk to warrant classification as substandard, doubtful or loss but possess identified weaknesses are classified as either watch or special mention assets.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Federal Deposit Insurance Corporation (“FDIC”), the Bank’s federal regulatory, and the Washington Department of Financial Institutions, the Bank’s state banking regulator, which can order the establishment of additional loss allowances.  Pass rated loans are loans that are not otherwise classified or criticized.

The following table represents the internally assigned grades as of June 30, 2016 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:
Pass	$145,696	$30,464	$158,819	$54,586	$14,863	$24,877	$21,554	$450,859
Watch	1,089	538	1,763	3,206	115	52	25	6,788
Special Mention	1,408	-	1,415	-	31	-	-	2,854
Substandard	1,681	802	2,919		105	24	388	5,919
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$149,874	$31,804	$164,916	$57,792	$15,114	$24,953	$21,967	$466,420

The following table represents the internally assigned grades as of December 31, 2015 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:
Pass	$136,879	$30,310	$169,072	$55,984	$13,621	$22,967	$18,449	$447,282
Watch	1,015	609	4,810	1,059	96	58	846	8,493
Special Mention	1,409	-	1,430	-	33	-	-	2,872
Substandard	1,822	654	-	-	48	5	-	2,529
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$141,125	$31,573	$175,312	$57,043	$13,798	$23,030	$19,295	$461,176

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

The following table presents the recorded investment in nonaccrual loans as of June 30, 2016 and December 31, 2015, by type of loan (in thousands):

	June 30, 2016	December 31, 2015
One- to four- family	$875	$1,157
Home equity	494	344
Commercial and multifamily	2,143	-
Construction and land	164	-
Manufactured homes	79	27
Other consumer	22	-
Total	$3,777	$1,528

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table represents the aging of the recorded investment in past due loans as of June 30, 2016 by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Still Accruing	Total Past Due	Current	Total Loans
One-to four- family	$-	$458	$730	$-	$1,188	$148,686	$149,874
Home equity	469	120	354	-	943	30,861	31,804
Commercial and multifamily	231	-	-	-	231	164,685	164,916
Construction and land	-	64	-	-	64	57,728	57,792
Manufactured homes	61	-	62	-	123	14,991	15,114
Other consumer	11	3	21	-	35	24,918	24,953
Commercial business	5	-	-	-	5	21,962	21,967
Total	$777	$645	$1,167	$-	$2,589	$463,831	$466,420

The following table represents the aging of the recorded investment in past due loans as of December 31, 2015 by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Still Accruing	Total Past Due	Current	Total Loans
One-to four- family	$2,453	$265	$881	$117	$3,716	$137,409	$141,125
Home equity	352	60	296	-	708	30,865	31,573
Commercial and multifamily	203	-	-	-	203	175,109	175,312
Construction and land	65	-	-	-	65	56,978	57,043
Manufactured homes	103	27	-	-	130	13,668	13,798
Other consumer	17	26	-	-	43	22,987	23,030
Commercial business	154	8	-	-	162	19,133	19,295
Total	$3,347	$386	$1,177	$117	$5,027	$456,149	$461,176

Nonperforming Loans.  Loans are considered nonperforming when they are placed on nonaccrual and/or when they are considered to be nonperforming troubled debt restructurings (“TDRs”) and/or when they are 90 days or greater past due and still accruing.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind.  Nonperforming TDRs include TDRs that do not have sufficient payment history (typically greater than six months) to be considered performing or TDRs that have become 30 or more days past due.

The following table represents the credit risk profile of our loan portfolio based on payment activity as of June 30, 2016 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Performing	$148,631	$31,143	$162,772	$57,792	$14,964	$24,931	$21,706	$461,939
Nonperforming	1,244	661	2,144	-	150	22	261	4,482
Total	$149,874	$31,804	$164,916	$57,792	$15,114	$24,953	$21,967	$466,420

The following table represents the credit risk profile of our loan portfolio based on payment activity as of December 31, 2015 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Performing	$139,484	$31,146	$175,312	$57,043	$13,736	$23,030	$19,295	$459,046
Nonperforming	1,641	427	-		62	-	-	2,130
Total	$141,125	$31,573	$175,312	$57,043	$13,798	$23,030	$19,295	$461,176

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

Impaired loans at June 30, 2016  and December 31, 2015 by type of loan were as follows (in thousands):

	June 30, 2016
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Related Allowance

One- to four- family	$6,066	$2,482	$3,129	$639
Home equity	1,079	606	443	100
Commercial and multifamily	4,862	2,191	2,671	424
Construction and land	87	-	87	23
Manufactured homes	414	129	265	56
Other consumer	24	-	24	24
Commercial business	646	149	497	37
Total	$13,178	$5,558	$7,116	$1,303

	December 31, 2015
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Related Allowance

One- to four- family	$6,011	$499	$5,280	$647
Home equity	994	162	742	110
Commercial and multifamily	1,966	1,430	536	36
Construction and land	91	-	91	18
Manufactured homes	366	-	361	63
Other consumer	5	-	5	-
Commercial business	114	-	114	8
Total	$9,547	$2,091	$7,129	$882

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Income on impaired loans for the three and six months ended June 30, 2016 and December 31, 2015 by type of loan were as follows (in thousands):

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

One- to four- family	$5,539	$72	$4,829	$57
Home equity	993	15	1,149	9
Commercial and multifamily	4,887	66	2,767	40
Construction and land	88	1	158	1
Manufactured homes	387	9	387	7
Other consumer	26	1	60	-
Commercial business	573	11	121	1
Total	$12,493	$175	$9,471	$115

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

One- to four- family	$5,619	$140	$4,614	$122
Home equity	963	27	1,181	23
Commercial and multifamily	3,913	133	2,829	70
Construction and land	89	2	165	2
Manufactured homes	378	16	393	13
Other consumer	19	2	57	1
Commercial business	420	18	122	3
Total	$11,401	$338	$9,361	$234

Forgone interest on nonaccrual loans was $78,000 and $40,000 for the six months ended June 30, 2016 and 2015, respectively.  There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual, TDR or impaired at June 30, 2016 or December 31, 2015.

Troubled debt restructurings.  Loans classified as TDRs totaled $5.7 million and $6.0 million at June 30, 2016 and December 31, 2015, respectively, and are included in impaired loans.  The Company has granted in its TDRs a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

There were no new TDRs that occurred during the six months ended June 30, 2016 and 2015.  There were no loans modified as TDRs within the previous 12 months.

There were no post-modification changes for the recorded investment in loans that were recorded as a result of the TDRs for the three and six months ended June 30, 2016 and 2015, respectively.  The allowance for loan losses allocated to TDRs at June 30, 2016 and December 31, 2015 was $655,000 and $349,000, respectively.

Note 5 – Fair Value Measurements

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether or not recognized or recorded at fair value as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$45,187	$45,187	$45,187	$-	$-
Available-for-sale securities	7,393	7,393	-	7,393	-
Loans held for sale	687	687	-	687	-
Loans, net	459,810	462,150	-	-	462,150
Accrued interest receivable	1,592	1,592	1,592	-	-
Mortgage servicing rights	3,026	3,026	-	-	3,026
FHLB stock	2,073	2,073	-	-	2,073
FINANCIAL LIABILITIES:
Non-maturity deposits	283,329	283,329	-	283,329	-
Time deposits	160,538	159,874	-	159,874	-
Borrowings	35,613	35,605	-	35,605	-
Accrued interest payable	90	90	-	90	-

	December 31, 2015		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$48,264	$48,264	$48,264	$-	$-
Available-for-sale securities	6,696	6,696	-	6,268	428
Loans held for sale	2,091	2,091	-	2,091	-
Loans, net	454,833	454,854	-	-	454,854
Accrued interest receivable	1,608	1,608	1,608	-	-
Mortgage servicing rights	3,249	3,249	-	-	3,249
FHLB Stock	2,212	2,212	-	-	2,212
FINANCIAL LIABILITIES:
Non-maturity deposits	271,639	271,639	-	271,639	-
Time deposits	168,385	168,091	-	168,091	-
Borrowings	40,435	40,421	-	40,421	-
Accrued interest payable	72	72	-	72	-

The following table presents the balance of assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

	Fair Value at June 30, 2016
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$3,554	$-	$3,544	$-
Agency mortgage-backed securities	3,470	-	3,470	-
Non-agency mortgage-backed securities	379	-	-	379
Mortgage servicing rights	3,026	-	-	3,026

	Fair Value at December 31, 2015
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$2,096	$-	$2,096	$-
Agency mortgage-backed securities	4,172	-	4,172	-
Non-agency mortgage-backed securities	428	-	-	428
Mortgage servicing rights	3,249	-	-	3,249

For the three and six months ended June 30, 2016 and 2015 there were no transfers between Level 1 and Level 2 nor between Level 2 and Level 3.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2016:

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

The following table provides a reconciliation of non-agency mortgage backed securities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance, at fair value	$415	$496	$428	$2,345
OTTI impairment losses	-	-	-	-
Principal payments	(37)	(26)	(52)	(187)
Sales	-	-	-	(1,702)
Change in unrealized loss	1	13	3	27
Ending balance, at fair value	$379	$483	$379	$483

Mortgage servicing rights are measured at fair value using significant unobservable input (Level 3) on a recurring basis and a reconciliation of this asset can be found in Note 6 – Mortgage Servicing Rights.

The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at June 30, 2016
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$780	$-	$-	$780
Impaired loans	12,673	-	-	12,673

	Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$769	$-	$-	$769
Impaired loans	9,220	-	-	9,220

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at June 30, 2016 or December 31, 2015.

The following table provides a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at June 30, 2016:

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

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At June 30, 2016 and December 31, 2015, loans held for sale were carried at cost, as no impairment was required.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6 – Mortgage Servicing Rights

The unpaid principal balances of loans serviced for Federal National Mortgage Association at June 30, 2016 and December 31, 2015, totaled approximately $369.6 million and $360.4 million, respectively, and was not included in the Company’s financial statements. We also service loans for other financial institutions.

A summary of the change in the balance of mortgage servicing rights during the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance, at fair value	$3,095	$2,890	$3,249	$3,028
Servicing rights that result from transfers of financial assets	151	214	259	431
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(77)	352	(190)	174
Other(2)	(143)	(185)	(292)	(362)
Ending balance, at fair value	$3,026	$3,271	$3,026	$3,271

(1)	Represents changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates
(2)	Represents changes due to collection or realization of expected cash flows over time.

The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	At June 30,
	2016	2015
Prepayment speed (Public Securities Association “PSA” model)	223%	177%
Weighted-average life (years)	5.8	6.7
Yield to maturity discount rate	10.0%	10.0%

The amount of contractually specified servicing, late and ancillary fees earned and recorded in mortgage servicing income on the Condensed Consolidated Statements of Income was $208,000 and $413,000 for the three and six months ended June 30, 2016, respectively and $214,000 and $469,000 for the three and six months ended June 30, 2015, respectively.

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

Note 8 – Borrowings and FHLB Stock

The Company utilizes a loan agreement with the FHLB of Seattle. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial and multifamily portfolio based on the outstanding balance.  At June 30, 2016 and December 31, 2015, the amount available to borrow under this credit facility was $180.6 million and $174.0 million, respectively.  At June 30, 2016, the credit facility was collateralized as follows: one- to four- family mortgage loans with a market value of $105.0 million, commercial and multifamily mortgage loans with a market value of $135.6 million and home equity loans with a market value of $7.9 million. The Company had outstanding borrowings under this arrangement of $35.6 million and $40.4 million at June 30, 2016 and December 31, 2015, respectively.  Additionally, the Company had outstanding letters of credit from the FHLB with a notional amount of $43.5 million and $47.5 million at June 30, 2016 and December 31, 2015, respectively to secure public deposits which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.  The remaining amount available to borrow as of June 30, 2016 and December 31, 2015, was $101.5 million and $86.1 million, respectively.

As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances.  At June 30, 2016 and December 31, 2015, the Company had an investment of $2.1 million and $2.2 million, respectively, in FHLB stock.

The Company participates in the Federal Reserve Bank Borrower-in-Custody program, which gives the Company access to the discount window.  The terms of the program call for a pledge of specific assets.  The Company had unused borrowing capacity of $27.4 million and $25.9 million and no outstanding borrowings under this program at June 30, 2016 and December 31, 2015, respectively.

The Company has access to a Fed Funds line of credit from the Pacific Coast Banker's Bank.  The line has a one-year term maturing on June 30, 2017 and is renewable annually.  The Company had unused borrowing capacity of $2.0 million and no outstanding borrowings under this agreement at June 30, 2016 and December 31, 2015.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The Company has access to a Fed Funds line of credit from Zions Bank under a Fed Funds Sweep and Line Agreement dated September 26, 2014.  The agreement allows access to a Fed Funds line of up to $9.0 million and requires the Company to maintain cash balances with Zions Bank of $250,000.  The agreement has no maturity date.  There were no outstanding borrowings on this line of credit at June 30, 2016 or December 31, 2015.

Note 9 – Earnings Per Common Share

Basic earnings per common share is computed by dividing net income (which has been adjusted for distributed and undistributed earnings to participating securities) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Unvested share-based awards contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) at the same rate as common stockholders.  Therefore, under the two-class method, the difference in earnings per share is not significant for these participating securities.  Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company's earnings.  Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company's stock for the period.

Earnings per common share are summarized for the periods presented in the following table (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$1,254	$1,247	$2,360	$2,455
Less net income attributable to participating securities(1)	48	44	88	80
Net income available to common shareholders	$1,206	$1,203	$2,272	$2,375
Weighted average number of shares outstanding, basic	2,481,093	2,510,673	2,479,422	2,517,734
Effect of potentially dilutive common shares(2)	97,855	91,311	95,706	85,043
Weighted average number of shares outstanding, diluted	2,578,948	2,601,984	2,575,128	2,602,777
Earnings per share, basic	$0.51	$0.50	$0.95	$0.98
Earnings per share, diluted	$0.49	$0.48	$0.92	$0.94
(1) Represents dividends paid and undistributed earnings allocated to non-vested restricted stock awards.
(2) Represents the effect of the assumed exercise of stock options and vesting of non-participating restricted shares, based on the treasury stock method.

There were no shares considered anti-dilutive for the three and six months ended June 30, 2016 or 2015.

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

As of June 30, 2016, awards for stock options totaling 233,532 shares and awards for restricted stock totaling 106,630 shares of Company common stock have been granted, net of any forfeitures, to participants in the Plans.  During the three months ended June 30, 2016 and June 30, 2015, share-based compensation expense totaled $126,000 and $104,000, respectively.  During the six months ended June 30, 2016 and June 30, 2015, share-based compensation expense totaled $228,000 and $207,000, respectively.

Stock Option Awards

The stock option awards granted to date under the 2008 Plan vest in 20 percent annual increments commencing one year from the grant date in accordance with the requirements of the 2008 Plan.  The stock option awards granted to date under the 2013 Plan vest in equal annual installments over two to four years.  All of the options granted are exercisable for a period of 10 years from the date of grant, subject to vesting.  The following is a summary of the Company's stock option plan awards during the six months ended June 30, 2016:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at the beginning of the year	184,407	$14.47	6.97	$1,490,009
Granted	10,993	$22.31
Exercised	(1,077)	$15.02
Forfeited	(3,487)	$17.23
Expired	-	-
Outstanding at June 30, 2016	190,836	$14.87	6.63	$1,732,752
Exercisable	110,772	$13.08	5.68	$1,204,575
Expected to vest, assuming a 0% forfeiture rate over the vesting term	80,064	$17.35	7.95	$528,177

As of June 30, 2016, there was $463,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans.  The cost is expected to be recognized over the remaining weighted-average vesting period of 2.5 years.

The fair value of each option award granted is estimated on the date of grant using a Black-Scholes model.  The assumptions used for the six months ended June 30, 2016 are presented in the table below:

Annual dividend yield	1.03%
Expected volatility	25.48%
Risk-free interest rate	1.64%
Expected term	6.92 years
Weighted-average grant date fair value per option granted	$5.78

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Restricted Stock Awards

The fair value of the restricted stock awards is equal to the fair value of the Company’s stock at the date of grant.  Compensation expense is recognized over the vesting period that the awards are based. The restricted stock awards granted under the 2008 Plan vest in 20 percent annual increments commencing one year from the grant date in accordance with the requirements of the 2008 plan.  The restricted stock awards granted to date under the 2013 Plan vest in equal annual installments over two to four years.

The following is a summary of the Company’s outstanding restricted stock awards during the six months ended June 30, 2016:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2016	31,553	$16.32
Granted	11,606	22.31
Vested	(15,962)	17.59
Forfeited	(1,059)	17.36
Expired	-	-
Non-vested at June 30, 2016	26,138	$18.08
Expected to vest assuming a 0% forfeiture rate over the vesting term	26,138	$18.08

As of June 30, 2016, there was $574,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plan remaining.  The cost is expected to be recognized over the weighted-average vesting period of 1.53 years.  The total fair value of shares vested for the six months ended June 30, 2016 and 2015 was $345,000 and $240,000, respectively.

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company.  In August 2012, in conjunction with the Company’s “second step” conversion to become a fully converted public company, the ESOP borrowed $1.1 million from the Company to purchase additional common stock of the Company.  Both loans are being repaid principally by the Bank through contributions to the ESOP over a period of ten years.  The interest rate on the loans is fixed at 4.0% and 2.25%, per annum, respectively.  As of June 30, 2016, the remaining balances of the ESOP loans were $270,000 and $701,000, respectively.

Neither the loan balances nor the related interest expense are reflected on the condensed consolidated financial statements.

At June 30, 2016, the ESOP was committed to release 21,443 shares of the Company’s common stock to participants and held 88,243 unallocated shares remaining to be released in future years.  The fair value of the 188,981 shares of Company common stock held by the ESOP trust was $4.5 million at June 30, 2016.  ESOP compensation expense included in salaries and benefits was $135,000 and $271,000 for the three and six months ended June 30, 2016 and $102,000 and $204,000 for the three and six months ended June 30, 2015, respectively.

Note 11 – Subsequent Event

On July 26, 2016, the Company declared a quarterly cash dividend of $0.075 per common share, payable August 26, 2016 to shareholders of record at the close of business August 12, 2016.

On July 26, 2016, the Company’s Board of Directors authorized the repurchase of up to 50,000 shares or approximately 2% of the Company’s outstanding shares.  The shares may be purchased in the open market or in privately negotiated transactions, from time to time, over a twelve-month period depending upon market conditions and other factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:

•	changes in economic conditions, either nationally or in our market area;

•	fluctuations in interest rates;

•	the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of our allowance for loan losses;

•	the possibility of other-than-temporary impairments of securities held in our securities portfolio;

•	our ability to access cost-effective funding;

•	fluctuations in the demand for loans, the number of unsold homes, land and other properties, and fluctuations in real estate values and both residential and commercial and multifamily real estate market conditions in our market area;

•	secondary market conditions for loans and our ability to sell loans in the secondary market;

•	our ability to attract and retain deposits;

•	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and expected cost savings and other benefits within the anticipated time frames or at all;

•	legislative or regulatory changes such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations that adversely affect our business, as well as changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including changes related to Basel III;

•	monetary and fiscal policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the U.S. Government and other governmental initiatives affecting the financial services industry;

•	results of examinations of Sound Financial Bancorp and Sound Community Bank by their regulators, including the possibility that the regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets, change Sound Community Bank’s regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

•	increases in premiums for deposit insurance;

•	our ability to control operating costs and expenses;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	difficulties in reducing risks associated with the loans on our balance sheet;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

•	computer systems on which we depend could fail or experience a security breach;

•	our ability to retain key members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

•	our ability to implement our business strategies;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

•	our ability to pay dividends on our common stock;

•	adverse changes in the securities markets;

•	the inability of key third-party providers to perform their obligations to us;

•	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described from time to time in this Form 10-Q and our 2015 Form 10-K and other filings with the SEC.

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

General

References in this document to Sound Financial Bancorp refer to Sound Financial Bancorp, Inc. and its predecessor, Sound Financial, Inc., a federal corporation, and references to the "Bank" refer to Sound Community Bank.  References to "we," "us," "our" and the Company means Sound Financial Bancorp and its wholly-owned subsidiary, Sound Community Bank, unless the context otherwise requires.
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

Sound Community Bank's deposits are insured up to applicable limits by the FDIC.  At June 30, 2016, Sound Financial Bancorp had total consolidated assets of $541.8 million, net loans of $459.8 million, deposits of $443.9 million and stockholders' equity of $56.8 million.  The shares of Sound Financial Bancorp are traded on The NASDAQ Capital Market under the symbol "SFBC."  Our executive offices are located at 2005 5th Avenue, Suite 200, Seattle, Washington, 98121.

Our principal business consists of attracting retail and commercial deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial and multifamily, consumer and commercial business loans and construction and land loans.  We offer a variety of secured and unsecured consumer loan products, including manufactured home loans, floating home loans, automobile loans, boat loans and recreational vehicle loans.  As part of our business, we focus on residential mortgage loan originations, many of which we sell to Fannie Mae.  We sell the majority of these loans with servicing retained to maintain the direct customer relationship and to continue providing quality customer service to our borrowers.  We also originate loans which do not conform to the underwriting standards of Fannie Mae (“non-conforming”) to be held in our loan portfolio and for sale with servicing released.  We originate and retain a significant amount of commercial real estate loans, including those secured by owner-occupied and non owner-occupied commercial real estate, multifamily property, manufactured home parks and construction and land development loans.

Critical Accounting Policies

Certain of our accounting policies are important to an understanding of our financial condition, since they require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for other-than-temporary impairment of securities, accounting for mortgage servicing rights, accounting for other real estate owned and accounting for deferred income taxes.  Our methodologies for analyzing the allowance for loan losses,  other than other-then-temporary impairment, mortgage servicing rights, other real estate owned and deferred tax asset accounts are described in our 2015 Form 10-K.  There have been no significant changes in the Company’s application of accounting policies since December 31, 2015.

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

General.   Total assets increased $1.0 million, or 0.2%, to $541.8 million at June 30, 2016 from $540.8 million at December 31, 2015.  This increase was primarily the result of a $5.0 million, or 1.1%, increase in the net loan portfolio, partially offset by a $3.1 million, or 6.4%, decrease in cash and cash equivalents and a $1.4 million decrease in loans held for sale.  The decline in the cash and cash equivalents, along with the $3.8 million, or 0.9%, increase in deposits was primarily used to fund $5.2 million loan growth and to pay down in borrowings which declined $4.8 million or 11.9% from December 31, 2015 to June 30, 2016.

Cash and Securities.  Cash and cash equivalents decreased $3.1 million, or 6.4%, to $45.2 million at June 30, 2016 from $48.3 million at December 31, 2015. Available-for-sale securities, which consist primarily of agency mortgage-backed securities, increased $697,000, or 10.4%, from $6.7 million at December 31, 2015 to $7.4 million at June 30, 2016 as a result of purchases of municipal bonds of $1.3 million, partially offset by principal repayments on securities during the second quarter.

Loans.  Our gross loan portfolio increased $5.2 million, or 1.1%, to $466.4 million at June 30, 2016 from $461.2 million at December 31, 2015.

The following table reflects the changes in the types of loans in our portfolio at June 30, 2016, as compared to December 31, 2015 (dollars in thousands):

	June 30, 2016	December 31, 2015	Amount Change	Percent Change
One-to-four-family	$149,874	$141,125	$8,749	6.2%
Home equity	31,804	31,573	231	0.7
Commercial and multifamily	164,916	175,312	(10,396)	(5.9)
Construction and land	57,792	57,043	749	1.3
Manufactured homes	15,114	13,798	1,316	9.5
Other Consumer	24,953	23,030	1,923	8.3
Commercial business	21,967	19,295	2,672	13.8
Total loans, before deferred fees and allowance for loan losses	$466,420	$461,176	5,244	1.1%

The increases in our loan portfolio were primarily a result of our loan production exceeding loan repayments .  At June 30, 2016, our loan portfolio remained well-diversified with commercial and multifamily real estate loans accounting for 35.4% of the portfolio.  One-to-four-family loans account for 32.1% of the portfolio.  Home equity, manufactured and other consumer loans account for 15.4% of the portfolio.  Construction and land loans account for 12.4% of the portfolio and commercial business loans account for the remaining 4.7% of total loans.

Loans held for sale decreased $1.4 million, or 67.1%, to $687,000 at June 30, 2016 from $2.1 million at December 31, 2015. The decrease in loans held for sale was a result of the timing of originations and sales between the two period ending dates.

Mortgage Servicing Rights.  At June 30, 2016 and December 31, 2015, we had $3.0 million and $3.2 million, respectively, in mortgage servicing rights recorded at fair value.  We record mortgage servicing rights on loans sold to Fannie Mae and other financial institutions with servicing retained and upon acquisition of a servicing portfolio.  We stratify our capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  Mortgage servicing rights are carried at fair value.  If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.

Nonperforming Assets.  At June 30, 2016, nonperforming assets totaled $5.3 million, or 0.97% of total assets, compared to $2.9 million, or 0.54% of total assets at December 31, 2015.

The table below sets forth the amounts and categories of nonperforming assets at the dates indicated (dollars in thousands):
	Nonperforming Assets
	At June 30, 2016	At December 31, 2015	Amount Change	Percent Change
Nonaccrual loans	$3,777	$1,528	$2,249	147.19%
Accruing loans 90 days or more delinquent	-	117	(117)	Nm
Nonperforming TDRs	705	485	(230)	(32.62)
Total nonperforming loans	4,482	2,130	2,352	114.57
OREO and repossessed assets	780	769	11	1.43
Total nonperforming assets	$5,262	$2,899	$2,363	81.51%

Nonperforming loans, consisting of nonaccrual loans, accruing loans 90 days or more delinquent and nonperforming TDRs, increased to $4.5 million, or 0.96% of total loans at June 30, 2016 from $2.1 million or 0.47% of total loans, at December 31, 2015.  This increase reflects the inclusion of a $2.3 million multifamily loan in Port Angeles, WA in nonaccrual loans during the six months ended June 30, 2016.  The loan, while currently performing, was transferred into nonaccrual in the second quarter due to the uncertainty of full collection.  At June 30, 2016, we had a specific reserve of $387,000 on this credit to reflect impairment based on recent collateral valuation.

OREO and repossessed assets decreased due to the sale of three properties in the portfolio.  During the six months ended June 30, 2016, we repossessed one manufactured home valued at $18,000 and we sold a parcel of land valued at $124,000.  The aggregate gain on all sales during the three and six months ended June 30, 2016 was $8,000 and $0, respectively.  The gain on sales of properties was offset by expenses related to OREO properties.  Our largest OREO at June 30, 2016 consisted of a commercial building with a recorded value of $600,000 located in Clallam County, Washington that we acquired as a part of the the Columbia Bank branch purchase.  Our next largest OREO property is a $170,000 one- to four- family property located in Clallam County, Washington.

Allowance for Loan Losses.  Our allowance for loan losses at June 30, 2016 was $4.8 million, or 1.04% of total loans receivable compared to $4.6 million, or 1.01% of total loans receivable at December 31, 2015.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of evaluation in accordance with generally accepted accounting principles in the United States.  It is our best estimate of probable credit losses inherent in our loan portfolio.  The increase in the allowance for loan losses compared to December 31, 2015 was primarily due to increased loan balances and the increase in non-performing loans.

The following table reflects the adjustments in our allowance during the periods indicated (dollars in thousands):

	At and For the		At and For the
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$4,709	$4,436	$4,636	$4,387
Charge-offs	(39)	(75)	(122)	(139)
Recoveries:	68	11	74	24
Net Recoveries (charge-offs)	29	(64)	(48)	(115)
Provisions charged to operations	100	200	250	300
Balance at end of period	$4,838	$4,572	$4,838	$4,572

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	(0.02)%	0.06%	0.02%	0.05%

	June 30, 2016	December 31, 2015
Allowance as a percentage of nonperforming loans	107.94%	217.65%
Allowance as a percentage of total loans (end of period)	1.04	1.01

Specific loan loss reserves increased to $1.3 million at June 30, 2016 compared to $882,000 at December 31, 2015, while general loan loss reserves decreased to $3.5 million at June 30, 2016, compared to $3.8 million at December 31, 2015.  The increase in specific loan loss reserves was primarily due to the inclusion of a $2.3 million multifamily loan in Port Angeles, WA during the six months ended June 30, 2016.  This is our largest nonperforming loan as of June 30, 2016. The specific reserve for this loan is $389,000, which management believes is adequate to cover the expected loss on this loan. The decrease in general loan loss reserves was due to lower historical loss rates.  Net charge-offs for the six months ended June 30, 2016 were $48,000, or 0.02%, of average loans on an annualized basis, compared to $115,000, or 0.05% of average loans on an annualized basis for the same period in 2015.  The decrease in net charge-offs was primarily due to improving economic conditions in our market area and continued efforts in credit administration.  As of June 30, 2016, the allowance for loan losses as a percentage of total loans receivable and nonperforming loans was 1.04% and 107.94%, respectively, compared to 1.01% and 217.65%, respectively, at December 31, 2015. The allowance for loan losses as a percentage of nonperforming loans decreased due to a $2.3 million increase in nonperforming loans to $4.5 million at June 30, 2016 from $2.1 million at December 31, 2015.  This decrease was primarily due to the transfer of a $2.3 million multifamily loan in Port Angeles, WA to nonaccrual status during the six months ended June 30, 2016 as discussed above.

Deposits.  Total deposits increased $3.8 million, or 0.9%, to $443.9 million at June 30, 2016 from $440.0 million at December 31, 2015, primarily as a result of a $3.0 million, or 2.3%, increase in interest-bearing demand accounts, an $8.5 million, or 17.8% increase in noninterest-bearing demand accounts, and a $1.7 million, or 4.3%, increase in savings accounts.  These increases were partially offset by a $1.1 million, or 2.1%, decrease in money market accounts and an $8.3 million, or 4.9%, decrease in certificates of deposit.  The increases were the result of retail sales efforts during the period as we continued our emphasis on attracting low-cost core deposit accounts.  The decrease in money market accounts was primarily the result of some customers shifting these funds into interest-bearing demand accounts.  The decrease in certificate of deposit accounts was primarily due to a decrease in public funds.

A summary of deposit accounts with the corresponding weighted average cost of funds is presented below (dollars in thousands):
	As of June 30, 2016			As of December 31, 2015
	Amount	Wtd. Avg. Rate		Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$56,621	0.00%		$48,067	0.00%
Interest-bearing demand	130,379	0.42		127,392	0.42
Savings	40,486	0.21		38,833	0.18
Money market	52,919	0.20		54,046	0.16
Certificates	160,539	1.13	(1)	168,880	1.22	(1)
Escrow	2,923	0.00		2,806	0.00
Total deposits	$443,867	0.55	(1)	$440,024	0.63	(1)

(1) Includes the amortization expense from the deposit premium paid on the purchase of deposits from Columbia State Bank in the third quarter of 2015.

Borrowings.  FHLB advances decreased $4.8 million, or 11.9%, to $35.6 million at June 30, 2016, with a weighted-average cost of 0.55%, from $40.4 million at December 31, 2015, with a weighted-average cost of 0.39%.  The increase in average borrowing rate was due to a greater percentage of short term borrowings in the current period compared to December 31, 2015, as well as an increase to the overnight borrowing rate with the FHLB.  We rely on FHLB advances to fund interest-earning assets when deposits alone cannot fully fund interest-earning asset growth.  This reliance on borrowings, rather than deposits, may increase our overall cost of funds.

Stockholders' Equity.  Total stockholders' equity increased $2.3 million, or 4.2%, to $56.8 million at June 30, 2016 from $54.5 million at December 31, 2015.  This increase primarily reflects $2.4 million in net income for the six months ended June 30, 2016, partially offset by the payment of cash dividends of $372,000 to common stockholders.

Comparison of Results of Operation for the Three and Six Months Ended June 30, 2016 and 2015

General.  Net income was $1.3 million, or $0.49 per diluted common share, for the three months ended June 30, 2016, an increase of $7,000 from the three months ended June 30, 2015.  The primary reasons for the increase in net income during the three months ended June 30, 2016 compared to the same period last year was an increase in net interest income, which was partially offset by an increase in noninterest expense and decrease in the fair value adjustment on mortgage servicing rights.  Net income decreased $95,000 to $2.4 million, or $0.92 per diluted common share, for the six months ended June 30, 2016, compared to $2.5 million, or $0.94 per diluted common share, for the six months ended June 30, 2015.  The primary reasons for the decrease in net income during the six months ended June 30, 2016 compared to the same period last year was an increase in noninterest expense, and decreases to the fair value adjustment on mortgage servicing rights and gain on sale of loans. These decreases were partially offset by higher net interest income and a lower provision for loan losses.

Interest Income.  Interest income increased $733,000, or 13.5%, to $6.1 million for the three months ended June 30, 2016, from $5.4 million for the three months ended June 30, 2015.  Interest income increased $1.4 million, or 13.0%, to $12.2 million for the six months ended June 30, 2016, from $10.8 million for the six months ended June 30, 2015.  The increases in interest income for the three and six months ended June 30, 2016, primarily reflect the increase in the average balance of interest-earning assets and a higher weighted average yield on earning assets in the current period.

Our weighted average yield on interest-earning assets was 4.78% for both the three and six months ended June 30, 2016, compared to 4.70% for both the three and six months ended June 30, 2015.  The weighted average yield on loans increased to 5.17% for both the three and six months ended June 30, 2016, from 5.01% and 4.97% for the three and six months ended June 30, 2015, respectively.  The weighted average yield on available-for-sale securities (including OTTI) was 0.83% for both the three and six months ended June 30, 2016, compared to 0.62% and 0.70% for the three and six months ended June 30, 2015, respectively.  The increase in the average yields for both the interest bearing cash and the securities portfolio was due to the increase in the federal funds rate in December 2015 from 0.25% to 0.50%.

Interest Expense.  Interest expense increased $29,000, or 4.3%, to $709,000 for the three months ended June 30, 2016, from $680,000 for the three months ended June 30, 2015.  Interest expense increased $57,000, or 4.2%, to $1.43 million for the six months ended June 30, 2016, from $1.37 million for the six months ended June 30, 2015. We also had a $15.1 million and a $19.7 million increase in the average balances of FHLB advances for the three and six months ended June 30, 2016, respectively, compared to the same period ended June 30, 2015.  Our weighted average cost of interest-bearing liabilities was 0.66% and 0.68% for the three and six months ended June 30, 2016, respectively, compared to 0.70% and 0.71% for the three and six months ended June 30, 2015, respectively.

Interest expense on deposits decreased $7,000, or 1.1%, to $654,000 for the three months ended June 30, 2016, from $661,000 for the three months ended June 30, 2015.  Interest expense on deposits increased $20,000, or 1.5%, to $1.3 million for the six months ended June 30, 2016, from $1.3 million for the six months ended June 30, 2015.  These increases resulted from higher average balances of interest-bearing deposits outstanding in the period.  Our weighted average cost of deposits during the three and six months ended June 30, 2016 was 0.59% and 0.60%, respectively, as compared to 0.63% and 0.64% during the three and six months ended June 30, 2015, respectively.  The decrease in average rates during the three and six months ended June 30, 2016 was primarily a result of the re-pricing of matured certificates of deposit.

Interest expense on borrowings increased $36,000, or 189.5%, to $55,000 for the three months ended June 30, 2016, from $19,000 for the three months ended June 30, 2015.  Interest expense on borrowings increased $37,000, or 78.7%, to $84,000 for the six months ended June 30, 2016, from $47,000 for the six months ended June 30, 2015.  The increases were a result of an increase in our average cost of borrowings to 0.55% for both the three and six months ended June 30, 2016, as compared to 0.50% and 0.48% for the three and six months ended June 30, 2015, respectively, reflecting the December 2015 increase in the federal funds rate.

Net Interest Income.  Net interest income increased $704,000 or 14.9%, to $5.4 million for the three months ended June 30, 2016, from $4.7 million for the three months ended June 30, 2015.  Net interest income increased $1.3 million, or 14.2%, to $10.8 million for the six months ended June 30, 2016, from $9.4 million for the six months ended June 30, 2015.  The increase for three and six months ended June 30, 2016 resulted from increased interest income due to higher average loan balances.  Our average yield on loans receivable increased during the three and six months ended June 30, 2016 as compared to the same periods last year as new loan originations are pricing higher than pay downs and paid loans.  Our net interest margin was 4.26% for both the three and six months ended June 30, 2016, respectively, compared to 4.11% for both the three and six months ended June 30, 2015, respectively.

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

Provision for loan losses totaled $100,000 and $250,000 during the three and six months ended June 30, 2016, respectively, compared to a provision of $200,000 and $300,000 during the three and six months ended June 30, 2015, respectively.  The reduced provision  primarily reflects a decline in loan charge-offs and lower historical loss ratios, which were partially offset by higher average loan balances and changes in the composition of our loan portfolio.

For the three months ended June 30, 2016, the annualized percentage of net recoveries to average loans was 0.02%, compared to net charge-offs of 0.06% for the three months ended June 30, 2015.  For the six months ended June 30, 2016, the annualized percentage of net charge-offs to average loans decreased to 0.02%, from 0.05% for the six months ended June 30, 2015.

The ratio of nonperforming loans to total loans increased to 0.96% at June 30, 2016 from 0.46% at June 30, 2015. This increase reflects the inclusion, as discussed above, of a $2.3 million multifamily loan in Port Angeles, WA as a nonaccrual loan as of June 30, 2016.

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

Noninterest Income.  Noninterest income decreased $496,000, or 29.1%, to $1.2 million for the three months ended June 30, 2016, as compared to $1.7 million for the three months ended June 30, 2015 as reflected below (dollars in thousands):

	Three Months Ended June 30,		Amount	Percent
	2016	2015	Change	Change
Service charges and fee income	$652	$671	$(19)	(2.8)%
Earnings on cash surrender value of BOLI	84	84	-	-
Mortgage servicing income	209	214	(5)	(2.3)
Fair value adjustment on mortgage servicing rights	(76)	347	(423)	(121.9)
Net gain on sale of loans	341	390	(49)	(12.6)
Total noninterest income	$1,210	$1,706	$(496)	(29.1)%

The primary reason for the decrease in noninterest income during the three months ended June 30, 2016 compared to the same period last year was the change in the fair value adjustment on mortgage servicing rights.  The decrease in gain on sale of loans was primarily reflective of lower volume of loans sold and secondarily lower average premiums on loans sold.

Noninterest income decreased $690,000, or 24.0%, to $2.2 million for the six months ended June 30, 2016, as compared to $2.9 million for the six months ended June 30, 2015 as reflected below (dollars in thousands):

	Six Months Ended June 30,		Amount	Percent
	2016	2015	Change	Change
Service charges and fee income	$1,245	$1,316	$(71)	(5.4)%
Earnings on cash surrender value of BOLI	168	168	-	-
Mortgage servicing income	413	469	(56)	(11.9)
Fair value adjustment on mortgage servicing rights	(190)	169	(359)	(212.4)
Other-than-temporary impairment losses	-	(31)	31	nm
Net gain on sale of loans	551	786	(235)	(29.9)
Total noninterest income	$2,187	$2,877	$(690)	(24.0)%
NM-not meaningful.

The primary reason for the decrease in noninterest income during the six months ended June 30, 2016 compared to the same period last year was the negative change in the fair value adjustment on the mortgage servicing rights and the decrease in gain on sale of loans.  The change in the fair value adjustment on mortgage servicing rights was primarily a result of the duration on the underlying loans being projected to shorten due to lower interest rates and increased refinance activity. The decrease in gain on sale of loans was primarily reflective of a lower volume of loans sold as well as a lower average premium on loans sold.  Mortgage servicing income and services charges and fee income also decreased during the six months ended June 30, 2016 compared to the same period the prior year.  The decrease in service charges and fee income was due to lower loan origination fees.  The decrease in mortgage servicing income was due to the turnover in the mortgage servicing portfolio and the rates associated with loans paid off and originated.

Noninterest Expense.  Noninterest expense increased $257,000, or 5.8%, to $4.7 million during the three months ended June 30, 2016 as compared to $4.4 million during the three months ended June 30, 2016, as reflected below (dollars in thousands):

	Three Months Ended June 30,		Amount	Percent
	2016	2015	Change	Change
Salaries and benefits	$2,618	$2,205	$413	18.7%
Operations	1,084	1,053	31	2.9
Regulatory assessments	125	230	(105)	(45.7)
Occupancy	380	448	(68)	(15.2)
Data processing	444	454	(10)	(2.2)
Losses and expenses on OREO and repossessed assets	6	10	(4)	(40.0)
Total noninterest expense	$4,657	$4,400	$257	5.8%

The increase in noninterest expense during the three months ended June 30, 2016 compared to the same period last year was primarily due to an increase in salaries and benefits expense and, to a lesser extent, an increase in operations expense.  Salaries and benefits expense increased primarily due to an increase in full time equivalent employees during the current period compared to the same period last year.  Operations expense increased due to higher depreciation, credit administration costs, and general administration expenses.  These increases were partially offset by decreases in regulatory assessments, occupancy expense and data processing expense.   Regulatory assessments decreased due, in part, to lower fees paid to the Washington State Department of Financial Institutions.  Occupancy expense declined due to higher maintenance costs in the same period last year.  Data processing expense decreased due to vendor management and contract renewals.

Noninterest expense increased $694,000, or 8.2%, to $9.1 million during the six months ended June 30, 2016 as compared to $8.4 million during the six months ended June 30, 2015, as reflected below (dollars in thousands):

	Six Months Ended June 30,		Amount	Percent
	2016	2015	Change	Change
Salaries and benefits	$5,181	$4,460	$721	16.2%
Operations	2,056	1,957	99	5.1
Regulatory assessments	280	296	(16)	(5.4)
Occupancy	765	773	(8)	(1.0)
Data processing	830	856	(26)	(3.0)
Losses and expenses on OREO and repossessed assets	6	82	(76)	(92.7)
Total noninterest expense	$9,118	$8,424	$694	8.2%

The increase in noninterest expense during the six months ended June 30, 2016 compared to the same period last year was primarily due to an increase in salaries and benefits expense and, to a lesser degree, operations expense.  Salaries and benefits expense increased primarily due to an increase in full time equivalent employees during the period and higher medical benefit expense.  Operations expense increased due to higher depreciation, credit administration and general administration expense.  These increases were partially offset by decreases in losses and expenses on OREO and repossessed assets, data processing expenses and regulatory assessments.  Losses and expenses on OREO and repossessed assets decreased primarily to lower levels of OREO and other repossessed assets during the six months ended June 30, 2016 as compared to the same period last year and improving values for real estate in the markets where we lend.  Data processing decreased primarily due to the impact of vendor management and contract renewal negotiations.  Regulatory assessments decreased, due in part, to lower fees paid to the Washington State Department of Financial Institutions.

The efficiency ratio for the quarter ended June 30, 2016 was 69.51%, compared to 68.21% for the quarter ended June 30, 2015 and was 69.88% for the six months ended June 30, 2016, compared to 67.36% for the six months ended June 30, 2015.  The increase in the efficiency ratio was primarily due to higher salaries and benefits, operations expense and lower noninterest income, partially offset by higher net interest income.

Income Tax Expense.   For the three and six months ended June 30, 2016, we incurred income tax expense of $633,000 and $1.2 million on our pre-tax income as compared to $589,000 and $1.1 million for the three and six months ended June 30, 2015, respectively.  The effective tax rates for the three and six months ended June 30, 2016 were 33.6% and 34.0%, respectively.  The effective tax rates for the three and six months ended June 30, 2015 were 32.1% and 31.3%, respectively.

Liquidity

The Management Discussion and Analysis in Item 7 of the Company’s 2015 Form 10-K contains an overview of Sound Financial Bancorp’s and the Bank’s liquidity management, sources of liquidity and cash flows.  This discussion updates that disclosure for the six months ended June 30, 2016.

The Bank’s primary sources of funds are deposits, principal and interest payments on loans and borrowings.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank’s primary investing activity is loan originations.  The Bank maintains liquidity levels it believes to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  At June 30, 2016, the Bank had $52.6 million in cash and investment securities available for sale and $687,000 in loans held for sale generally available for its cash needs.  Also, based on existing collateral pledged, the Bank had the ability to borrow an additional $101.5 million in Federal Home Loan Bank advances, $27.4 million through the Federal Reserve’s Discount Window, $9.0 million through a Fed Funds line at Zions Bank and $2.0 million through a Fed Funds line at Pacific Coast Banker’s Bank.  The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At June 30, 2016, outstanding loan commitments, including unused lines and letters of credit totaled $66.7 million.  Certificates of deposit scheduled to mature in one year or less at June 30, 2016, totaled $95.8 million.  Based on our competitive pricing, we believe that a majority of maturing deposits will remain with the Bank.

Cash and cash equivalents decreased $3.1 million to $45.2 million as of June 30, 2016, from $48.3 million as of December 31, 2015.  Net cash provided by operating activities was $4.2 million for the six months ended June 30, 2016.  Net cash of $5.9 million was used in investing activities during the six months ended June 30, 2016 and consisted principally of investment purchase and loan originations, net of principal repayments.  The $1.4 million of cash used by financing activities during the six months ended June 30, 2016 was primarily a result of a $3.8 million net increase in deposits offset by a $4.8 million decrease in FHLB advances.

As a separate legal entity from the Bank, Sound Financial Bancorp must provide for its own liquidity.  At June 30, 2016, Sound Financial Bancorp, on an unconsolidated basis, had $468,000 in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.  Sound Financial Bancorp’s principal source of liquidity is dividends from the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the six months ended June 30, 2016, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet loan commitments at June 30, 2016, is as follows (in thousands):

Off-balance sheet loan commitments:	At June 30, 2016
Residential mortgage commitments	$7,918
Undisbursed portion of loans originated	34,011
Unused lines of credit	24,624
Irrevocable letters of credit	185
Total loan commitments	$66,738

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

Based on its capital levels at June 30, 2016, Sound Community Bank exceeded these requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is to maintain a "well-capitalized" status as Sound Community Bank under the regulatory capital categories of the FDIC.  Based on capital levels at June 30, 2016, Sound Community Bank was considered to be well-capitalized under applicable regulatory requirements.  Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank's "well-capitalized" status.

The actual regulatory capital amounts and ratios calculated for Sound Community Bank at June 30, 2016 were as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016
Tier 1 Capital to average assets	$55,239	10.14%	$21,801	>4.0%	$27,252	>5.0%
Common Equity Tier 1 risk-based capital ratio	$55,239	12.80%	$19,424	> 4.5%	$28,057	>6.5%
Tier 1 Capital to risk-weighted assets	$55,239	12.80%	$25,899	>6.0%	$34,532	>8.0%
Total Capital to risk-weighted assets	$60,232	13.95%	$34,532	>8.0%	$43,165	>10.00%

For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at June 30, 2016 Sound Financial Bancorp would have exceeded all regulatory capital requirements.  The estimated regulatory capital ratios calculated for Sound Financial Bancorp as of June 30, 2016 were 10.32% for Tier 1 leverage-based capital, 13.03% for both Common Equity Tier 1 risk-based capital, Tier 1 Capital to risk-based assets and 14.19% for total risk-based capital.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company provided information about market risk in Item 7A of its 2015 Form 10-K.  There have been no material changes in our market risk since our 2015 Form 10-K.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act")), as of June 30, 2016, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the three months ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Nothing to report

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
10.8
2013 Equity Inventive Plan (included as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30,2013 and incorporated herein by reference (File No. 001-35633))

10.9
Form of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock Agreement under the 2013 Equity Incentive Plan (included as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference (File No. 001-35633))

10.10
Amended and Restated Change of Control Agreement dated June 21, 2016, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Matthew P. Deines (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on June 24, 2016 (File No. 001-35633))

10.10
Form of Separation Agreement and Release of All Claims dated May 11, 2016, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Kelli Nielson (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on May 16, 2016 (File No. 001-35633))

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

Sound Financial Bancorp, Inc.

Date:	August 12, 2016	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President and Chief Executive Officer

Date:	August 12, 2016	By:	/s/ Matthew P. Deines
Matthew P. Deines
Executive Vice President and Chief Financial Officer