Form 10-Q/A
period 2016-06-30
Sound Financial Bancorp, Inc.
filed 2016-08-12
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) amends the Sound Financial Bancorp, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (“Form 10-Q”) and is being filed solely for the purpose of updating the information contained in “Note 9 - Earnings Per Common Share” of the Notes to the Condensed Consolidated Financial Statements and to correct the dilutive weighted average number of shares outstanding initially reported in the Condensed Consolidated Statements of Income and Note 9 of the Notes to the Condensed Consolidated Financial Statements for the three and six month periods ended June 30, 2016.  In addition, pursuant to the rules of the Securities and Exchange Commission, Item 6 of Part II of the original Form 10-Q has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and, except for the foregoing amended information, does not modify or update in any way disclosures made in the Form 10-Q.

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

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
INTEREST INCOME
Loans, including fees	$6,051	$5,363	$12,003	$10,685
Interest and dividends on investments, cash and cash equivalents	92	47	181	102
Total interest income	6,143	5,410	12,184	10,787
INTEREST EXPENSE
Deposits	654	661	1,342	1,322
Borrowings	55	19	84	47
Total interest expense	709	680	1,426	1,369
Net interest income	5,434	4,730	10,758	9,418
PROVISION FOR LOAN LOSSES	100	200	250	300
Net interest income after provision for loan losses	5,334	4,530	10,508	9,118
NONINTEREST INCOME
Service charges and fee income	652	671	1,245	1,316
Earnings on cash surrender value of bank-owned life insurance	85	84	168	168
Mortgage servicing income	208	214	413	469
Fair value adjustment on mortgage servicing rights	(76)	347	(190)	169
Loss on sale of securities	-	-	-	(31)
Net gain on sale of loans	341	390	551	786
Total noninterest income	1,210	1,706	2,187	2,877
NONINTEREST EXPENSE
Salaries and benefits	2,618	2,205	5,181	4,460
Operations	1,084	1,053	2,056	1,957
Regulatory assessments	125	230	280	296
Occupancy	380	448	765	773
Data processing	444	454	830	856
Net loss on OREO and repossessed assets	6	10	6	82
Total noninterest expense	4,657	4,400	9,118	8,424
Income before provision for income taxes	1,887	1,836	3,577	3,571
Provision for income taxes	633	589	1,217	1,116
Net income	$1,254	$1,247	$2,360	$2,455

Earnings per common share:
Basic	$0.51	$0.50	$0.95	$0.98
Diluted	$0.49	$0.48	$0.92	$0.94
Weighted average number of common shares outstanding:
Basic	2,481,093	2,510,673	2,479,422	2,517,734
Diluted	2,558,028	2,601,984	2,552,005	2,602,777

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

Earnings per share are summarized in the following table (all figures in thousands except earnings per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$1,254	$1,247	$2,360	$2,455
Weighted average number of shares outstanding, basic	2,481	2,511	2,479	2,517
Effect of potentially dilutive common shares(1)	77	91	73	85
Weighted average number of shares outstanding, diluted	2,558	2,602	2,552	2,603
Earnings per share, basic	$0.51	$0.50	$0.95	$0.98
Earnings per share, diluted	$0.49	$0.48	$0.92	$0.94

 (1) Represents the effect of the assumed exercise of stock options and vesting of non-participating restricted shares based on the treasury stock method.

There were no anti-dilutive securities at June 30, 2016 or 2015.

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