Form 10-Q
period 2016-09-30
Sound Financial Bancorp, Inc.
filed 2016-11-14
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

As of November 9, 2016, there were 2,498,604 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2016 (unaudited)	December 31, 2015
ASSETS
Cash and cash equivalents	$55,275	$48,264
Available-for-sale securities, at fair value	6,996	6,696
Loans held for sale	2,424	2,091
Loans	477,066	459,469
Allowance for loan losses	(4,859)	(4,636)
Total loans, net	472,207	454,833
Accrued interest receivable	1,630	1,608
Bank-owned life insurance (“BOLI”), net	11,998	11,746
Other real estate owned (“OREO”) and repossessed assets, net	884	769
Mortgage servicing rights, at fair value	3,039	3,249
Federal Home Loan Bank (“FHLB”) stock, at cost	2,146	2,212
Premises and equipment, net	5,274	5,335
Other assets	4,333	3,957
Total assets	$566,206	$540,760
LIABILITIES
Deposits
Interest-bearing	$395,114	$389,151
Noninterest-bearing demand	68,369	50,873
Total deposits	463,483	440,024
Borrowings	37,453	40,435
Accrued interest payable	62	72
Other liabilities	5,859	5,140
Advance payments from borrowers for taxes and insurance	1,032	569
Total liabilities	507,889	486,240
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,498,604 and 2,469,206 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	25	25
Additional paid-in capital	23,520	23,002
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(911)	(911)
Retained earnings	35,496	32,240
Accumulated other comprehensive income, net of tax	187	164
Total stockholders’ equity	58,317	54,520
Total liabilities and stockholders’ equity	$566,206	$540,760

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except shares and per share amounts)

	Three Months Ended September 30,		Nine months Ended September 30,
	2016	2015	2016	2015
INTEREST INCOME
Loans, including fees	$6,050	$5,537	$18,053	$16,222
Interest and dividends on investments, cash and cash equivalents	98	39	279	141
Total interest income	6,148	5,576	18,332	16,363
INTEREST EXPENSE
Deposits	678	662	2,020	1,985
Borrowings	52	23	136	70
Total interest expense	730	685	2,156	2,055
Net interest income	5,418	4,891	16,176	14,308
PROVISION FOR LOAN LOSSES	0	100	250	400
Net interest income after provision for loan losses	5,418	4,791	15,926	13,908
NONINTEREST INCOME
Service charges and fee income	743	641	1,988	1,958
Earnings on cash surrender value of bank-owned life insurance	84	85	252	253
Mortgage servicing income	223	202	636	671
Fair value adjustment on mortgage servicing rights	16	(22)	(174)	147
Loss on sale of securities	-	-	-	(31)
Net gain on sale of loans	477	360	1,028	1,146
Total noninterest income	1,543	1,266	3,730	4,144
NONINTEREST EXPENSE
Salaries and benefits	2,632	2,251	7,813	6,711
Operations	1,181	1,064	3,237	3,021
Regulatory assessments	124	180	404	476
Occupancy	376	413	1,141	1,186
Data processing	434	378	1,264	1,233
Net loss on OREO and repossessed assets	3	96	9	178
Total noninterest expense	4,750	4,382	13,868	12,805
Income before provision for income taxes	2,211	1,675	5,788	5,247
Provision for income taxes	757	560	1,974	1,677
Net income	$1,454	$1,115	$3,814	$3,570

Earnings per common share:
Basic	$0.58	$0.45	$1.54	$1.43
Diluted	$0.57	$0.44	$1.48	$1.38
Weighted average number of common shares outstanding:
Basic	2,490,089	2,465,371	2,483,004	2,500,088
Diluted	2,568,457	2,552,229	2,556,949	2,585,736

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended September 30,		Nine months Ended September 30,
	2016	2015	2016	2015
Net income	$1,454	$1,115	$3,814	$3,570
Available for sale securities:
Unrealized gains (losses) arising during the period, net of tax provision (benefits) of $(19), $(10), $13 and $(19), respectively	(35)	(19)	23	(36)
Reclassification adjustments for the net losses realized in earnings, net of tax benefit of $0, $0, $0 and $11	-	-	-	20
Other comprehensive income (loss), net of tax	(35)	(19)	23	(16)
Comprehensive income	$1,419	$1,096	$3,837	$3,554

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Nine months ended September 30, 2016 and 2015 (unaudited)
(Dollars in thousands, except per share amounts)

	Shares	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income net of tax	Total Stockholders’ Equity
Balances at December 31, 2014	2,524,645	$25	$23,552	$(1,140)	$28,024	$183	$50,644
Net income					3,570		3,570
Other comprehensive loss, net of tax						(16)	(16)
Share-based compensation			322				322

Cash dividends paid on common stock ($0.11 per share)					(426)		(426)
Restricted stock awards issued	10,208
Restricted stock forfeited and retired common stock	(8,981)
Common stock repurchased	(63,371)		(1,261)				(1,261)
Exercise of options	3,406		30				30
Balances at September 30, 2015	2,465,907	$25	$22,643	$(1,140)	$31,168	$167	$52,863

	Shares	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income net of tax	Total Stockholders’ Equity
Balances at December 31, 2015	2,469,206	$25	$23,002	$(911)	$32,240	$164	$54,520
Net income					3,814		3,814
Other comprehensive income, net of tax						23	23
Share-based compensation			354				354

Cash dividends paid on common stock ($0.23 per share)					(558)		(558)
Commom Stock repurchase in conjunction with stock option exercise	(2,805)						-
Restricted stock awards issued	11,606						-
Restricted stock forfeited and retired
common stock	(1,059)
Exercise of options	21,656		164				164
Balances at September 30, 2016	2,498,604	$25	$23,520	$(911)	$35,496	$187	$58,317

See notes to condensed consolidated financial statements

 SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,814	$3,570
Adjustments to reconcile net income to net cash from operating activities:
Accretion of net discounts on investments	32	96
Loss on sale of securities	-	31
Provision for loan losses	250	400
Depreciation and amortization	593	515
Compensation expense related to stock options and restricted stock	354	322
Net change to mortgage servicing rights	210	(198)
Increase in cash surrender value of BOLI	(252)	(253)
Gain on sale of loans	(1,028)	(1,146)
Proceeds from sale of loans held for sale	58,464	60,280
Originations of loans held for sale	(57,769)	(59,096)
Net loss on sale and write-downs of OREO and repossessed assets	3	95
Change in operating assets and liabilities:
Accrued interest receivable	(22)	44
Other assets	(330)	926
Accrued interest payable	(10)	(15)
Other liabilities	719	(1,075)
Net cash from operating activities	5,028	4,496
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available for sale securities	1,008	4,233
Purchases of available for sale securities	(1,363)	-
FHLB stock redeemed	66	666
Net increase in loans	(17,873)	(6,024)
Proceeds from sale of OREO and other repossessed assets	131	501
Purchases of premises and equipment, net	(532)	(540)
Net cash used by investing activities	(18,563)	(1,164)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	23,459	11,766
Proceeds from borrowings	106,000	64,000
Repayment of borrowings	(108,982)	(70,482)
Dividends paid on common stock	(558)	(426)
Net change in advances from borrowers for taxes and insurance	463	421
Proceeds from stock option exercises	164	30
Repurchase of common stock	-	(1,261)
Net cash from financing activities	20,546	4,048
Net change in cash and cash equivalents	7,011	7,380
Cash and cash equivalents, beginning of period	48,264	29,289
Cash and cash equivalents, end of period	$55,275	36,669
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$2,290	$2,325
Interest paid on deposits and borrowings	$2,166	$2,070
Noncash net transfer from loans to OREO and repossessed assets	$249	$450

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

Note 2 – Accounting Pronouncements Recently Issued or Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates Topic 606 and supersedes Topic 605, Revenue Recognition. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which postponed the effective date of 2014-09. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net, which amended the principal versus agent implementation guidance set for in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The ASU amends certain aspects of the guidance set forth in the FASB's new revenue standard related to identifying performance obligations and licensing implementation. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new ASU requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients, but does not change the core revenue recognition principle in Topic 606. This ASU  is effective for for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. For financial reporting purposes, the ASU allows for either full retrospective adoption, meaning this ASU is applied to all of the periods presented, or modified retrospective adoption, meaning the ASU  is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the ASU is recognized at the date of initial application. The Company is currently evaluating the provisions to determine the potential impact the new standard will have on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. This ASU requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. In addition, the ASU requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This ASU also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The ASU also requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for certain provisions. The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize, on the balance sheet, the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in the ASU is permitted. The adoption of ASU 2016-02 is not expected to have a material impact on the Company's consolidated financial statements.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. A contract novation refers to replacing one of the parties to a derivative instrument with a new party. This ASU clarifies that a change in counterparty in a derivative instrument does not, in and of itself, require dedesignation of that hedging relationship and therefore discontinue the application of hedge accounting. ASU 2016-05 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period.  The adoption of ASU 2016-05 is not expected to have a material impact on the Company's consolidated financial statements.

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

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This ASU addresses the appropriate classification of eight specific cash flow issues on the cash flow statement. Debt prepayment costs should be classified as an outflow for financing activities. Settlement of zero-coupon debt instruments divides the interest portion as an outflow for operating activities and the principal portion as an outflow for financing activities. Contingent consideration payments made after a business combination should be classified as outflows for financing and operating activities. Proceeds from the settlement of bank-owned life insurance policies should be classified as inflows from investing activities. Other specific areas are identified in the ASU as to the appropriate classification of the cash inflows or outflows.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted and must be applied using a retrospective transition method to each period presented. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

Note 3 – Investments

The amortized cost and fair value of our available-for-sale (“AFS”) securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2016
Municipal bonds	$3,267	$235	$(1)	$3,501
Agency mortgage-backed securities	3,074	80	(14)	3,140
Non-agency mortgage-backed securities	372	-	(17)	355
Total	$6,713	$315	$(32)	$6,996
December 31, 2015
Municipal bonds	$1,912	$184	$-	$2,096
Agency mortgage-backed securities	4,088	102	(18)	4,172
Non-agency mortgage-backed securities	449	-	(21)	428
Total	$6,449	$286	$(39)	$6,696

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The amortized cost and fair value of AFS securities at September 30, 2016, by contractual maturity, are shown below (in thousands).  Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At September 30, 2016
	Amortized Cost	Fair Value
Due within five years	$1,111	$1,111
Due in five to ten years	504	529
Due after ten years	5,098	5,356
Total	$6,713	$6,996

No securities were pledged to secure Washington State Public Funds as of September 30, 2016 and December 31, 2015.

There were no sales of AFS securities during the three or nine months ended September 30, 2016. There were no sales of AFS securities during the three months ended September 30, 2015. We sold $1.7 million of non-agency mortgage-backed securities generating gross losses of $31,000 and no gross gains during the nine months ended September 30, 2015.

The following tables summarize at the dates indicated the aggregate fair value and gross unrealized loss by length of time of those investments that have been continuously in an unrealized loss position (in thousands):

	September 30, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$890	$(1)	$-	$-	$890	$(1)
Agency mortgage-backed securities	$1,169	$(14)	$-	$-	$1,169	$(14)
Non-agency mortgage-backed securities	$-	$-	$355	$(17)	$355	$(17)
Total	$2,059	$(15)	$355	$(17)	$2,414	$(32)

	December 31, 2015
	Less Than 12 Months				12 Months or Longer		Total
	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities		$-		$-	$1,370	$(18)	$1,370	$(18)
Non-agency mortgage-backed securities		-		-	428	(21)	428	(21)
Total	$		$		$1,798	$(39)	$1,798	$(39)

The following table presents the cumulative roll forward of credit losses recognized in earnings during the three and nine months ended September 30, 2016 and 2015 relating to the Company’s non-U.S. agency mortgage-backed securities (in thousands):

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4 – Loans

The composition of the loan portfolio at the dates indicated, excluding loans held for sale, was as follows (in thousands):

	At September 30, 2016	At December 31, 2015
Real estate loans:
One- to four- family	$151,992	$141,125
Home equity	30,297	31,573
Commercial and multifamily	170,258	175,312
Construction and land	58,902	57,043
Total real estate loans	$411,449	$405,053
Consumer loans:
Manufactured homes	15,525	13,798
Other consumer	25,570	23,030
Total consumer loans	41,095	36,828
Commercial business loans	26,439	19,295
Total loans	478,983	461,176
Deferred fees	(1,917)	(1,707)
Total loans, gross	477,066	459,469
Allowance for loan losses	(4,859)	(4,636)
Total loans, net	$472,207	$454,833

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2016 (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$629	$97	$389	$23	$53	$23	$30	$-	$1,244
Collectively evaluated for impairment	$1,029	$327	$971	$350	$124	$175	$151	$488	$3,615
Ending balance	$1,658	$424	$1,360	$373	$177	$198	$181	$488	$4,859

Loans receivable:
Individually evaluated for impairment	$5,278	$885	$3,869	$85	$372	$23	$633	$-	$11,145
Collectively evaluated for impairment	$146,714	$29,412	$166,389	$58,817	$15,153	$25,547	$25,806	$-	$467,838
Ending balance	$151,992	$30,297	$170,258	$58,902	$15,525	$25,570	$26,439	$-	$478,983

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2015 (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$647	$110	$36	$18	$63	$-	$8	$-	$882
Collectively evaluated for impairment	1,192	497	885	364	238	188	149	241	3,754
Ending balance	$1,839	$607	$921	$382	$301	$188	$157	$241	$4,636

Loans receivable:
Individually evaluated for impairment	$5,779	$904	$1,966	$91	$361	$5	$114	$-	$9,220
Collectively evaluated for impairment	135,346	30,669	173,346	56,952	13,437	23,025	19,181	-	451,956
Ending balance	$141,125	$31,573	$175,312	$57,043	$13,798	$23,030	$19,295	$-	$461,176

The following table summarizes the activity in the allowance for loan losses for the three months ended September 30, 2016 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$1,713	$-	$-	$(55)	$1,658
Home equity	501	(14)	10	(73)	424
Commercial and multifamily	1,377	-	-	(17)	1,360
Construction and land	388	-	18	(33)	373
Manufactured homes	189	-	2	(14)	177
Other consumer	221	(10)	15	(28)	198
Commercial business	171	-	-	10	181
Unallocated	278	-	-	210	488
Total	$4,838	$(24)	$45	$0	$4,859

The following table summarizes the activity in the allowance for loan losses for the nine months ended September 30, 2016 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$1,839	$(72)	$-	$(109)	$1,658
Home equity	607	(14)	-	(169)	424
Commercial and multifamily	921	-	-	439	1,360
Construction and land	382	-	18	(27)	373
Manufactured homes	301	-	75	(199)	177
Other consumer	188	(31)	7	34	198
Commercial business	157	(29)	19	34	181
Unallocated	241	-	-	247	488
Total	$4,636	$(146)	$119	$250	$4,859

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the activity in the allowance for loan losses for the three months ended September 30, 2015 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$1,594	$-	$-	$174	$1,768
Home equity	509	-	25	(15)	519
Commercial and multifamily	1,507	-	-	(166)	1,341
Construction and land	345	-	1	(229)	117
Manufactured homes	193	-	-	(1)	192
Other consumer	183	(18)	2	2	169
Commercial business	145	-	-	(11)	134
Unallocated	96	-	-	346	442
Total	$4,572	$(18)	$28	$100	$4,682

The following table summarizes the activity in the allowance for loan losses for the nine months ended September 30, 2015 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$1,442	$(21)	$-	$347	$1,768
Home equity	601	(19)	35	(98)	519
Commercial and multifamily	1,244	-	-	97	1,341
Construction and land	399	(40)	1	(242)	117
Manufactured homes	193	(32)	5	24	192
Other consumer	167	(45)	11	37	169
Commercial business	108	-	-	26	134
Unallocated	233	-	-	209	442
Total	$4,387	$(157)	$52	$400	$4,682

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

The following table represents the internally assigned grades as of September 30, 2016 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:
Pass	$148,008	$29,106	$164,970	$58,057	$15,277	$25,496	$26,037	$466,951
Watch	1,167	537	1,943	845	77	51	22	4,642
Special Mention	1,408	-	-	-	31	-	-	1,439
Substandard	1,409	654	3,345	-	140	23	380	5,951
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$151,992	$30,297	$170,258	$58,902	$15,525	$25,570	$26,439	$478,983

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table represents the internally assigned grades as of December 31, 2015 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:
Pass	$136,879	$30,310	$169,072	$55,984	$13,621	$22,967	$18,449	$447,282
Watch	1,015	609	4,810	1,059	96	58	846	8,493
Special Mention	1,409	-	1,430	-	33	-	-	2,872
Substandard	1,822	654	-	-	48	5	-	2,529
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total	$141,125	$31,573	$175,312	$57,043	$13,798	$23,030	$19,295	$461,176

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

The following table presents the recorded investment in nonaccrual loans as of September 30, 2016 and December 31, 2015, by type of loan (in thousands):

	September 30, 2016	December 31, 2015
One- to four- family	$1,189	$1,157
Home equity	427	344
Commercial and multifamily	2,337	-
Construction and land	-	-
Manufactured homes	112	27
Other consumer	154	-
Total	$4,219	$1,528

The following table represents the aging of the recorded investment in past due loans as of September 30, 2016 by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Still Accruing	Total Past Due	Current	Total Loans
One-to four- family	$-	$459	$977	$-	$1,436	$150,556	$151,992
Home equity	348	153	231	-	732	29,565	30,297
Commercial and multifamily	-	-	228	-	228	170,030	170,258
Construction and land	-	-	-	-	-	58,902	58,902
Manufactured homes	177	-	112	-	289	15,236	15,525
Other consumer	1	28	-	-	29	25,541	25,570
Commercial business	147	-	-	-	147	26,292	26,439
Total	$673	$640	$1,548	$-	$2,861	$476,122	$478,983

The following table represents the aging of the recorded investment in past due loans as of December 31, 2015 by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Still Accruing	Total Past Due	Current	Total Loans
One-to four- family	$2,453	$265	$881	$117	$3,716	$137,409	$141,125
Home equity	352	60	296	-	708	30,865	31,573
Commercial and multifamily	203	-	-	-	203	175,109	175,312
Construction and land	65	-	-	-	65	56,978	57,043
Manufactured homes	103	27	-	-	130	13,668	13,798
Other consumer	17	26	-	-	43	22,987	23,030
Commercial business	154	8	-	-	162	19,133	19,295
Total	$3,347	$386	$1,177	$117	$5,027	$456,149	$461,176

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Nonperforming Loans.  Loans are considered nonperforming when they are placed on nonaccrual and/or when they are considered to be nonperforming troubled debt restructurings (“TDRs”) and/or when they are 90 days or greater past due and still accruing.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind.  Nonperforming TDRs include TDRs that do not have sufficient payment history (typically greater than nine months) to be considered performing or TDRs that have become 30 or more days past due.

The following table represents the credit risk profile of our loan portfolio based on payment activity as of September 30, 2016 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Performing	$150,437	$29,717	$167,921	$58,902	$15,377	$25,570	$26,190	$474,114
Nonperforming	1,555	580	2,337	-	148	-	249	4,869
Total	$151,992	$30,297	$170,258	$58,902	$15,525	$25,570	$26,439	$478,983

The following table represents the credit risk profile of our loan portfolio based on payment activity as of December 31, 2015 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Performing	$139,484	$31,146	$175,312	$57,043	$13,736	$23,030	$19,295	$459,046
Nonperforming	1,641	427	-	-	62	-	-	2,130
Total	$141,125	$31,573	$175,312	$57,043	$13,798	$23,030	$19,295	$461,176

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Impaired loans at September 30, 2016  and December 31, 2015 by type of loan were as follows (in thousands):

	September 30, 2016
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Related Allowance

One- to four- family	$5,617	$2,405	$2,873	$629
Home equity	985	445	440	97
Commercial and multifamily	3,871	1,237	2,632	389
Construction and land	85	-	85	23
Manufactured homes	387	112	260	53
Other consumer	23	-	23	23
Commercial business	638	146	487	30
Total	$11,606	$4,345	$6,800	$1,244

	December 31, 2015
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Related Allowance

One- to four- family	$6,011	$499	$5,280	$647
Home equity	994	162	742	110
Commercial and multifamily	1,966	1,430	536	36
Construction and land	91	-	91	18
Manufactured homes	366	-	361	63
Other consumer	5	-	5	-
Commercial business	114	-	114	8
Total	$9,547	$2,091	$7,129	$882

Income on impaired loans for the three and nine months ended September 30, 2016 and September 30, 2015 by type of loan were as follows (in thousands):

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

One- to four- family	$5,445	$58	$5,760	$70
Home equity	968	4	1,006	10
Commercial and multifamily	4,365	19	2,388	30
Construction and land	86	1	135	2
Manufactured homes	383	6	366	7
Other consumer	24	-	93	2
Commercial business	640	9	138	2
Total	$11,911	$97	$9,886	$123

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

	Nine months Ended September 30, 2016		Nine months Ended September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

One- to four- family	$5,533	$197	$4,957	$198
Home equity	944	31	1,115	28
Commercial and multifamily	3,902	152	2,616	78
Construction and land	88	3	157	4
Manufactured homes	377	23	385	20
Other consumer	20	2	63	2
Commercial business	474	27	151	5
Total	$11,338	$435	$9,444	$335

Forgone interest on nonaccrual loans was $95,000 and $72,000 for the nine months ended September 30, 2016 and 2015, respectively.  There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual, TDR or impaired at September 30, 2016 or December 31, 2015.

Troubled debt restructurings.  Loans classified as TDRs totaled $3.8 million and $6.0 million at September 30, 2016 and December 31, 2015, respectively, and are included in impaired loans.  The Company has granted in its TDRs a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

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

There were no new TDRs that occurred during the nine months ended September 30, 2016 and 2015.  There were no loans modified as TDRs within the previous 12 months. For the three and nine months ended September 30, 2016 and 2015, no TDR loans defaulted in the reporting period for which the default occurred within 12 months of the restructure date.

There were no post-modification changes for the recorded investment in TDR loans during the three and nine months ended September 30, 2016 and 2015, respectively.  The allowance for loan losses allocated to TDRs at September 30, 2016 and December 31, 2015 was $630,000 and $599,000, respectively.

Note 5 – Fair Value Measurements

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether or not recognized or recorded at fair value as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$55,275	$55,275	$55,275	$-	$-
Available-for-sale securities	6,996	6,996	-	6,641	355
Loans held for sale	2,424	2,424	-	2,424	-
Loans, net	472,207	471,170	-	-	471,170
Accrued interest receivable	1,630	1,630	1,630	-	-
Mortgage servicing rights	3,039	3,039	-	-	3,039
FHLB stock	2,146	2,146	-	-	2,146
FINANCIAL LIABILITIES:
Non-maturity deposits	$303,478	303,022	-	303,022	-
Time deposits	160,005	160,042	-	160,042	-
Borrowings	37,453	37,451	-	37,451	-
Accrued interest payable	62	62	-	62	-

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

	December 31, 2015		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$48,264	$48,264	$48,264	$-	$-
Available-for-sale securities	6,696	6,696	-	6,268	428
Loans held for sale	2,091	2,091	-	2,091	-
Loans, net	454,833	454,854	-	-	454,854
Accrued interest receivable	1,608	1,608	1,608	-	-
Mortgage servicing rights	3,249	3,249	-	-	3,249
FHLB Stock	2,212	2,212	-	-	2,212
FINANCIAL LIABILITIES:
Non-maturity deposits	271,144	271,144	-	271,144	-
Time deposits	168,880	168,091	-	168,091	-
Borrowings	40,435	40,421	-	40,421	-
Accrued interest payable	72	72	-	72	-

The following table presents the balance of assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

	Fair Value at September 30, 2016
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$3,501	$-	$3,501	$-
Agency mortgage-backed securities	3,140	-	3,140	-
Non-agency mortgage-backed securities	355	-	-	355
Mortgage servicing rights	3,039	-	-	3,039

	Fair Value at December 31, 2015
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$2,096	$-	$2,096	$-
Agency mortgage-backed securities	4,172	-	4,172	-
Non-agency mortgage-backed securities	428	-	-	428
Mortgage servicing rights	3,249	-	-	3,249

For the three and nine months ended September 30, 2016 and 2015 there were no transfers between Level 1 and Level 2 nor between Level 2 and Level 3.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at September 30, 2016:

Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	106-329% (216%)
		Discount rate	8-12% (10%)

Non-agency mortgage-backed securities	Discounted cash flow	Discount rate	(8%)

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a reconciliation of non-agency mortgage backed securities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2016	2015	2016	2015
Beginning balance, at fair value	$379	$483	$428	$2,345
OTTI impairment losses	-	-	-	-
Principal payments	(29)	(14)	(90)	(149)
Sales	-	-		(1,702)
Change in unrealized loss	5	(1)	17	(26)
Ending balance, at fair value	$355	$468	$355	$468

Mortgage servicing rights are measured at fair value using significant unobservable input (Level 3) on a recurring basis and a reconciliation of this asset can be found in Note 6 – Mortgage Servicing Rights.

The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at September 30, 2016
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$884	$-	$-	$884
Impaired loans	11,145	-	-	11,145

	Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$769	$-	$-	$769
Impaired loans	9,220	-	-	9,220

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at September 30, 2016 or December 31, 2015.

The following table provides a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at September 30, 2016:

Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Market approach	Adjustment for differences between comparable sales	0-8.0% (5.4%)
Impaired loans	Market approach	Adjustment for differences between comparable sales	0-100% (9.3%)

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

Loans Held for Sale - Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At September 30, 2016 and December 31, 2015, loans held for sale were carried at cost, as no impairment was required.

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

Note 6 – Mortgage Servicing Rights

The unpaid principal balances of loans serviced for Fannie Mae at September 30, 2016 and December 31, 2015, totaled approximately $356.9 million and $360.4 million, respectively, and was not included in the Company’s financial statements. We also service loans for other financial institutions totaling $13.7 million.

A summary of the change in the balance of mortgage servicing rights during the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2016	2015	2016	2015
Beginning balance, at fair value	$3,026	$3,271	$3,249	$3,028
Servicing rights that result from transfers of financial assets	205	151	464	582
Changes in fair value:
Due to changes in model inputs or assumptions(1)	17	(22)	(174)	152
Other(2)	(209)	(174)	(500)	(536)
Ending balance, at fair value	$3,039	$3,226	$3,039	$3,226

(1) Represents changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates
(2) Represents changes due to collection or realization of expected cash flows over time.

The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	At September 30,
	2016	2015
Prepayment speed (Public Securities Association “PSA” model)	216%	192%
Weighted-average life (years)	5.86	6.43
Yield to maturity discount rate	10.0%	10.0%

The amount of contractually specified servicing, late and ancillary fees earned and recorded in mortgage servicing income on the Condensed Consolidated Statements of Income was $223,000 and $636,000 for the three and nine months ended September 30, 2016, respectively and $202,000 and $671,000 for the three and nine months ended September 30, 2015, respectively.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8 – Borrowings and FHLB Stock

The Company utilizes a loan agreement with the FHLB of Seattle. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial and multifamily portfolio based on the outstanding balance.  At September 30, 2016 and December 31, 2015, the amount available to borrow under this credit facility was $189.4 million and $174.0 million, respectively.  At September 30, 2016, the credit facility was collateralized as follows: one- to four- family mortgage loans with a market value of $130.4 million, commercial and multifamily mortgage loans with a market value of $130.8 million and home equity loans with a market value of $24.4 million. The Company had outstanding borrowings under this arrangement of $37.5 million and $40.4 million at September 30, 2016 and December 31, 2015, respectively.  Additionally, the Company had outstanding letters of credit from the FHLB with a notional amount of $38.5 million and $47.5 million at September 30, 2016 and December 31, 2015, respectively to secure public deposits which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.  The remaining amount available to borrow as of September 30, 2016 and December 31, 2015, was $113.4 million and $86.1 million, respectively.

As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances.  At September 30, 2016 and December 31, 2015, the Company had an investment of $2.1 million and $2.2 million, respectively, in FHLB stock.

The Company participates in the Federal Reserve Bank Borrower-in-Custody program, which gives the Company access to the discount window.  The terms of the program call for a pledge of specific assets.  The Company had unused borrowing capacity of $33.2 million and $25.9 million and no outstanding borrowings under this program at September 30, 2016 and December 31, 2015, respectively.

The Company has access to a Fed Funds line of credit from the Pacific Coast Banker's Bank.  The line has a one-year term maturing on September 30, 2017 and is renewable annually.  The Company had unused borrowing capacity of $2.0 million and no outstanding borrowings under this agreement at September 30, 2016 and December 31, 2015.

The Company has access to a Fed Funds line of credit from Zions Bank under a Fed Funds Sweep and Line Agreement dated September 26, 2014.  The agreement allows access to a Fed Funds line of up to $9.0 million and requires the Company to maintain cash balances with Zions Bank of $250,000.  The agreement has no maturity date.  There were no outstanding borrowings on this line of credit at September 30, 2016 or December 31, 2015.

The Company has access to a Fed Funds line of credit from the TIB-The Independent BankersBank.  The agreement has no maturity date.   The Company had unused borrowing capacity of $10.0 million and no outstanding borrowings under this agreement at September 30, 2016 and December 31, 2015.

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

Earnings per common share are summarized for the periods presented in the following table (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$1,454	$1,115	$3,814	$3,570
Weighted average number of shares outstanding, basic	2,490	2,465	2,483	2,500
Effect of potentially dilutive common shares	78	87	74	86
Weighted average number of shares outstanding, diluted	2,568	2,552	2,557	2,586
Earnings per share, basic	$0.58	$0.45	$1.54	$1.43
Earnings per share, diluted	$0.57	$0.44	$1.48	$1.38

There were no shares considered anti-dilutive for the three and nine months ended September 30, 2016 or 2015.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 10 – Stock-based Compensation

Stock Options and Restricted Stock

The Company currently has two existing Equity Incentive Plans, a 2008 Equity Inventive Plan (the"2008 Plan") and a 2013 Equity Incentive Plan (the "2013 Plan" and together with the 2008 Plan, the "Plans"), both of which were approved by shareholders.  The Plans permit the grant of restricted stock, restricted stock units, stock options, and stock appreciation rights.  Under the 2008 Plan, 126,287 shares of common stock were approved for awards for stock options and stock appreciation rights and 50,514 shares of common stock were approved for awards for restricted stock and restricted stock units.  Under the 2013 Plan, 141,750 shares of common stock were approved for awards for stock options and stock appreciation rights and 56,700 shares of common stock were approved for awards for restricted stock and restricted stock units.

As of September 30, 2016, awards for stock options totaling 233,532 shares and awards for restricted stock totaling 106,630 shares of Company common stock have been granted, net of any forfeitures, to participants in the Plans.  During the three months ended September 30, 2016 and September 30, 2015, share-based compensation expense totaled $126,000 and $115,000, respectively.  During the nine months ended September 30, 2016 and September 30, 2015, share-based compensation expense totaled $354,000 and $322,000, respectively.

Stock Option Awards

The stock option awards granted to date under the 2008 Plan vest in 20 percent annual increments commencing one year from the grant date in accordance with the requirements of the 2008 Plan.  The stock option awards granted to date under the 2013 Plan vest in equal annual installments over two to four years.  All of the options granted are exercisable for a period of 10 years from the date of grant, subject to vesting.  The following is a summary of the Company's stock option awards during the nine months ended September 30, 2016:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at the beginning of the year	184,407	$14.47	6.97	$1,490,009
Granted	10,993	$22.31
Exercised	(21,656)	$10.68
Forfeited	(3,487)	$17.23
Expired	-	-
Outstanding at September 30, 2016	170,257	$15.40	6.69	$1,545,296
Exercisable	90,193	$13.67	5.80	$974,685
Expected to vest, assuming a 0% forfeiture rate over the vesting term	80,064	$17.35	7.70	$570,610

As of September 30, 2016, there was $378,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans.  The cost is expected to be recognized over the remaining weighted-average vesting period of 2.5 years.

The fair value of each option award granted is estimated on the date of grant using a Black-Scholes model.  The assumptions used for the nine months ended September 30, 2016 are presented in the table below:

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following is a summary of the Company’s outstanding restricted stock awards during the nine months ended September 30, 2016:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2016	31,553	$16.32
Granted	11,606	22.31
Vested	(15,962)	17.59
Forfeited	(1,059)	17.36
Expired	-	-
Non-vested at September 30, 2016	26,138	$18.08
Expected to vest assuming a 0% forfeiture rate over the vesting term	26,138	$18.08

As of September 30, 2016, there was $408,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the Plans.  The cost is expected to be recognized over the weighted-average vesting period of 1.28 years.  The total fair value of shares vested for the nine months ended September 30, 2016 and 2015 was $272,000 and $240,000, respectively.

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company.  In August 2012, in conjunction with the Company’s “second step” conversion to become a fully converted public company, the ESOP borrowed $1.1 million from the Company to purchase additional common stock of the Company.  Both loans are being repaid principally by the Bank through contributions to the ESOP over a period of ten years.  The interest rate on the loans is fixed at 4.0% and 2.25%, per annum, respectively.  As of September 30, 2016, the remaining balances of the ESOP loans were $270,000 and $701,000, respectively.

Neither the loan balances nor the related interest expense are reflected on the condensed consolidated financial statements.

At September 30, 2016, the ESOP was committed to release 21,443 shares of the Company’s common stock to participants and held 88,243 unallocated shares remaining to be released in future years.  The fair value of the 188,981 shares of Company common stock held by the ESOP trust was $4.5 million at September 30, 2016.  ESOP compensation expense included in salaries and benefits was $155,000 and $426,000 for the three and nine months ended September 30, 2016 and $110,000 and $313,000 for the three and nine months ended September 30, 2015, respectively.

Note 11 – Subsequent Event

On October 25, 2016, the Company declared a quarterly cash dividend of $0.075 per common share, payable November 25, 2016 to shareholders of record at the close of business November 11, 2016.

On October 28, 2016, the Company announced that the Bank has entered into an agreement  to purchase from Sunwest Bank a branch located at 4922 Bridgeport Way West, University Place, Washington (the “University Place Branch”). The Bank expects to acquire approximately $17.7 million of deposits for a core deposit premium of 3.35%.  The Bank is not acquiring any loans as part of the transaction.  The cost of funds from the University Place Branch is approximately 17 basis points and the cash received is expected to be used to pay down FHLB borrowings.  The Bank expects to retain the current branch staff at the University Place Branch. The transaction is expected to close in the first calendar quarter of 2017, following approval by regulators and satisfaction of customary closing conditions. The transaction is projected to be accretive to earnings by the end of 2017.

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

•
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and expected cost savings and other benefits  within the anticipated time frames or at all, including the pending University Place Branch acquistion;

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

Sound Community Bank's deposits are insured up to applicable limits by the FDIC.  At September 30, 2016, Sound Financial Bancorp had total consolidated assets of $566.2 million, net loans of $472.2 million, deposits of $463.5 million and stockholders' equity of $58.3 million.  The shares of Sound Financial Bancorp are traded on The NASDAQ Capital Market under the symbol "SFBC."  Our executive offices are located at 2005 5th Avenue, Suite 200, Seattle, Washington, 98121.

Our principal business consists of attracting retail and commercial deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial and multifamily, consumer and commercial business loans and construction and land loans.  We offer a variety of secured and unsecured consumer loan products, including manufactured home loans, floating home loans, automobile loans, boat loans and recreational vehicle loans.  As part of our business, we focus on residential mortgage loan originations, many of which we sell to Fannie Mae.  We sell the majority of these loans with servicing retained to maintain the direct customer relationship and to continue providing quality customer service to our borrowers.  We also originate loans which do not conform to the underwriting standards of Fannie Mae (“non-conforming”) to be held in our loan portfolio or as held for sale with servicing released.  We originate and retain a significant amount of commercial real estate loans, including those secured by owner-occupied and non owner-occupied commercial real estate, multifamily property, manufactured home parks and construction and land development loans.

Critical Accounting Policies

Certain of our accounting policies are important to an understanding of our financial condition, since they require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for other-than-temporary impairment of securities, accounting for mortgage servicing rights, accounting for other real estate owned and accounting for deferred income taxes.  Our methodologies for analyzing the allowance for loan losses,  other-than-temporary impairment, mortgage servicing rights, other real estate owned and deferred tax asset accounts are described in our 2015 Form 10-K.  There have been no significant changes in the Company’s application of accounting policies since December 31, 2015 and no new significant policies adopted.

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

General.   Total assets increased $25.4 million, or 4.7%, to $566.2 million at September 30, 2016 from $540.8 million at December 31, 2015.  This increase was primarily the result of a $17.6 million, or 3.8%, increase in the net loan portfolio and a $7.0 million, or 14.5%, increase in cash and cash equivalents.  The increase in the cash and cash equivalents was partially due to a $23.5 million, or 5.3%, increase in deposits, which also funded  the loan growth and a  $3.0 million, or 7.4%, decrease in borrowings to $37.4 million at  September 30, 2016 from $40.4 million at December 31, 2015.

Cash and Securities.  Cash and cash equivalents increased $7.0 million, or 14.5%, to $55.3 million at September 30, 2016 from $48.3 million at December 31, 2015. Available-for-sale securities, which consist primarily of agency mortgage-backed securities, increased $300,000, or 4.5%, to $7.0 million at September 30, 2016 from $6.7 million at December 31, 2015 as a result of purchases of municipal bonds of $1.3 million, partially offset by principal repayments on securities during the first nine months of the year.

Loans.  Our gross loan portfolio increased $17.6 million, or 3.8%, to $477.1 million at September 30, 2016 from $459.5 million at December 31, 2015.

The following table reflects the changes in the types of loans in our portfolio at September 30, 2016, as compared to December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015	Amount Change	Percent Change
One-to-four-family	$151,992	$141,125	$10,867	7.7%
Home equity	30,297	31,573	(1,276)	(4.0)
Commercial and multifamily	170,258	175,312	(5,054)	(2.9)
Construction and land	58,902	57,043	1,859	3.3
Manufactured homes	15,525	13,798	1,727	12.5
Other Consumer	25,570	23,030	2,540	11.0
Commercial business	26,439	19,295	7,144	37.0
Deferred Fees	(1,917)	(1,707)	(210)	(12.3)
Total loans, before deferred fees and allowance for loan losses	$477,066	$459,469	17,597	3.8%

The increases in our loan portfolio were primarily a result of strong loan demand.  At September 30, 2016, our loan portfolio remained well-diversified with commercial and multifamily real estate loans accounting for 35.6% of the portfolio.  One-to-four-family loans accounted for 31.7% of the portfolio.  Home equity, manufactured and other consumer loans accounted for 14.9% of the portfolio.  Construction and land loans accounted for 12.3% of the portfolio and commercial business loans account for the remaining 5.5% of total loans as of September 30, 2016.

Loans held for sale increased $333,000, or 15.9%, to $2.4 million at September 30, 2016 from $2.1 million at December 31, 2015. The increase in loans held for sale was a result of the timing of originations and sales between the two period ending dates.

Mortgage Servicing Rights.  At September 30, 2016 and December 31, 2015, we had $3.0 million and $3.2 million, respectively, in mortgage servicing rights recorded at fair value.  We record mortgage servicing rights on loans sold to Fannie Mae and other financial institutions with servicing retained and upon acquisition of a servicing portfolio.  We stratify our capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  Mortgage servicing rights are carried at fair value.  If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.

Nonperforming Assets.  At September 30, 2016, nonperforming assets totaled $5.8 million, or 1.02% of total assets, compared to $2.9 million, or 0.54% of total assets at December 31, 2015.

The table below sets forth the amounts and categories of nonperforming assets at the dates indicated (dollars in thousands):

	Nonperforming Assets
	At September 30, 2016	At December 31, 2015	Amount Change	Percent Change
Nonaccrual loans	$4,219	$1,528	$2,961	176.1%
Accruing loans 90 days or more delinquent	-	117	(117)	NM
Nonperforming TDRs	650	485	165	34.0
Total nonperforming loans	4,869	2,130	2,739	128.6
OREO and repossessed assets	884	769	115	15.0
Total nonperforming assets	$5,753	$2,899	$2,854	98.4%
NM-not meaningful.

Nonperforming loans, consisting of nonaccrual loans, accruing loans 90 days or more delinquent and nonperforming TDRs, increased to $4.9 million or 1.02% of total loans at September 30, 2016 from $2.1 million or 0.46% of total loans, at December 31, 2015.  This increase reflects the inclusion of a $2.1 million multifamily loan in Port Angeles, WA in nonaccrual loans during the nine months ended September 30, 2016.  The loan, while currently performing, was transferred into nonaccrual in the second quarter due to the uncertainty of full collection.  At September 30, 2016, we had a specific reserve of $354,000 on this credit to reflect impairment based on recent collateral valuation.

OREO and repossessed assets increased in the first nine months of the year due to the addition of of three properties.  During the nine months ended September 30, 2016, we repossessed three single family 1-4 residences valued at $274,000 and we sold two properties valued at $161,000.  The aggregate loss on all sales during the three months ended September 30, 2016 was $6,000. The aggregate gain on all sales during the nine months ended September 30, 2016 was $2,000.  The gain on sales of properties was offset by expenses related to OREO properties.  Our largest OREO at September 30, 2016 consisted of a commercial building with a recorded value of $600,000 located in Clallam County, Washington that we acquired as a part of the the Columbia Bank branch purchase.  Our next largest OREO property is a $170,000 one- to four- family property also located in Clallam County.

Allowance for Loan Losses.  Our allowance for loan losses at September 30, 2016 was $4.9 million, or 1.02% of total loans receivable compared to $4.6 million, or 1.01% of total loans receivable, at December 31, 2015.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of evaluation in accordance with generally accepted accounting principles in the United States.  It is our best estimate of probable credit losses inherent in our loan portfolio.  The increase in the allowance for loan losses compared to December 31, 2015 was primarily due to increased loan balances and the increase in non-performing loans.

The following table reflects the adjustments in our allowance during the periods indicated (dollars in thousands):

	At and For the		At and For the
	Three Months Ended September 30,		Nine months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$4,838	$4,572	$4,636	$4,387
Charge-offs	(24)	(18)	(146)	(157)
Recoveries:	45	28	119	52
Net Recoveries (charge-offs)	21	10	(27)	(105)
Provisions charged to operations	-	100	250	400
Balance at end of period	$4,859	$4,682	$4,859	$4,682

	September 30, 2016	December 31, 2015
Allowance as a percentage of nonperforming loans	99.79%	217.65%
Allowance as a percentage of total loans (end of period)	1.02	1.01

Specific loan loss reserves increased to $1.2 million at September 30, 2016 compared to $882,000 at December 31, 2015, while general loan loss reserves decreased to $3.6 million at September 30, 2016, compared to $3.8 million at December 31, 2015.  The increase in specific loan loss reserves was primarily due to the transfer of a $2.1 million multifamily loan in Port Angeles, WA during the nine months ended September 30, 2016 to nonaccrual status.  This is our largest nonperforming loan as of September 30, 2016. The specific reserve for this loan is $354,000, which management believes is adequate to cover the expected loss on this loan. The decrease in general loan loss reserves was due to lower historical loss rates.  Net charge-offs for the nine months ended September 30, 2016 were $26,000, or 0.01% of average loans on an annualized basis, compared to $105,000, or 0.03% of average loans on an annualized basis for the same period in 2015.  The decrease in net charge-offs was primarily due to improving economic conditions in our market area.  As of September 30, 2016, the allowance for loan losses as a percentage of total loans receivable and nonperforming loans was 1.02% and 99.79%, respectively, compared to 1.01% and 217.65%, respectively, at December 31, 2015. The allowance for loan losses as a percentage of nonperforming loans decreased due to a $2.7 million increase in nonperforming loans to $4.9 million at September 30, 2016 from $2.1 million at December 31, 2015.

Deposits.  Total deposits increased $23.5 million, or 5.3%, to $463.5 million at September 30, 2016 from $440.0 million at December 31, 2015, primarily as a result of a $13.7 million, or 10.7%, increase in interest-bearing demand accounts, an $16.7 million, or 34.7% increase in noninterest-bearing demand accounts, and a $5.2 million, or 13.4%, increase in savings accounts.  These increases were partially offset by a $4.0 million, or 7.4%, decrease in money market accounts and an $8.9 million, or 5.3%, decrease in certificates of deposit.  The increases were the result of our continued emphasis on attracting low-cost core deposit accounts.  The decrease in money market accounts was in part the result of some customers shifting these funds into interest-bearing demand accounts.  The decrease in certificate of deposit accounts was primarily due to a decrease in public funds.

A summary of deposit accounts with the corresponding weighted average cost of funds is presented below (dollars in thousands):

	As of September 30, 2016			As of December 31, 2015
	Amount	Wtd. Avg. Rate		Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$64,755	0.00%		$48,067	0.00%
Interest-bearing demand	141,054	0.37		127,392	0.42
Savings	44,018	0.21		38,833	0.18
Money market	50,037	0.17		54,046	0.16
Certificates	160,005	1.15	(1)	168,880	1.22	(1)
Escrow	3,614	0.00		2,806	0.00
Total deposits	$463,483	0.53	(1)	$440,024	0.63	(1)

(1) Includes the amortization expense from the deposit premium paid on the purchase of deposits from Columbia State Bank in the third quarter of 2015.

Borrowings.  FHLB advances decreased $3.0 million, or 7.4%, to $37.5 million, with a weighted-average cost of 0.47 % at September 30, 2016, from $40.4 million, with a weighted-average cost of 0.39% at December 31, 2015.  The increase in average borrowing rate was due to a greater percentage of short term borrowings in the current period compared to December 31, 2015, as well as an increase to the overnight borrowing rate with the FHLB.  We rely on FHLB advances to fund interest-earning assets when deposits alone cannot fully fund interest-earning asset growth.  This reliance on borrowings, rather than deposits, may increase our overall cost of funds.

Stockholders' Equity.  Total stockholders' equity increased $3.8 million, or 7.0%, to $58.3 million at September 30, 2016 from $54.5 million at December 31, 2015.  This increase primarily reflects $3.8 million in net income for the nine months ended September 30, 2016 share-based compensation and the funds received from the exercise of stock options partially offset by the payment of cash dividends of $558,000 to common stockholders.

Comparison of Results of Operation for the Three and Nine months Ended September 30, 2016 and 2015

General.  Net income was $1.5 million, or $0.57 per diluted common share, for the three months ended September 30, 2016, an increase of $339,000 from the three months ended September 30, 2015.  The primary reasons for the increase in net income during the three months ended September 30, 2016 compared to the same period last year were increases in net interest income and noninterest income, which were partially offset by an increase in noninterest expense.  Net income increased $244,000 to $3.8 million, or $1.48 per diluted common share, for the nine months ended September 30, 2016, compared to $3.6 million, or $1.38 per diluted common share, for the nine months ended September 30, 2015.  The primary reasons for the increase in net income during the nine months ended September 30, 2016 compared to the same period last year was an increase in net interest income partially offset by an increase in noninterest expense, and decreases to the fair value adjustment on mortgage servicing rights and gain on sale of loans. These decreases were partially offset by higher net interest income and a lower provision for loan losses.

Interest Income.  Interest income increased $572,000, or 10.3%, to $6.1 million for the three months ended September 30, 2016, from $5.6 million for the three months ended September 30, 2015.  Interest income increased $2.0 million, or 12.0%, to $18.3 million for the nine months ended September 30, 2016, from $16.4 million for the nine months ended September 30, 2015.  The increases in interest income for the three and nine months ended September 30, 2016, primarily reflect the increase in the average balance of interest-earning assets for both periods and a higher weighted average yield on interest-earning assets for the nine month period ended September 30, 2016.

Our weighted average yield on interest-earning assets was 4.67% and 4.82% for the three and nine months ended September 30, 2016, respectively, compared to 4.85% and 4.69% for the three and nine months ended September 30, 2015, respectively.  The decrease in the yield on interest-earning assets for the three month period ended September 30, 2016 compared to the three months ended September 30, 2015 was due to an increase in the level of interest bearing cash as a percentage of total interest-bearing assets.  The increase in yield on interest-earning assets for the nine month period ended September 30, 2016 compared to nine months ended September 30, 2015 reflects the increase in the yield on our loan portfolio due to the acceleration of the accretion of net deferred loans on paid loans.  The weighted average yield on loans was 5.10% and 5.14% for the three and nine months ended September 30, 2016, respectively, compared to 5.04% and 5.00% for the three and nine months ended September 30, 2015, respectively.  The weighted average yield on available-for-sale securities was 0.59% and 0.60% for the three and nine months ended September 30, 2016, respectively, compared to 0.51% and 0.57% for the three and nine months ended September 30, 2015, respectively.  The increase in the average yields for both the interest bearing cash and the securities portfolio was due to the increase in the federal funds rate in December 2015 from 0.25% to 0.50%.

Interest Expense.  Interest expense increased $45,000, or 6.6%, to $730,000 for the three months ended September 30, 2016, from $685,000 for the three months ended September 30, 2015.  Interest expense increased $101,000, or 4.9%, to $2.2 million for the nine months ended September 30, 2016, from $2.1 million for the nine months ended September 30, 2015. Our weighted average cost of interest-bearing liabilities was 0.69% and 0.68% for the three and nine months ended September 30, 2016, respectively, compared to 0.67% and 0.68% for the three and nine months ended September 30, 2015, respectively.

Interest expense on deposits increased $16,000, or 2.4%, to $678,000 for the three months ended September 30, 2016, from $662,000 for the three months ended September 30, 2015.  Interest expense on deposits increased $35,000, or 1.8%, to $2.0 million for the nine months ended September 30, 2016, from $2.0 million for the nine months ended September 30, 2015.  These increases resulted from higher average balances of interest-bearing deposits outstanding in both the three and nine month periods ended September 30, 2016.  Our weighted average cost of deposits during the three and nine months ended September 30, 2016 was 0.59% and 0.60%, respectively, as compared to 0.62% and 0.63% during the three and nine months ended September 30, 2015, respectively.  The decrease in average cost of deposits during the three and nine months ended September 30, 2016 was primarily a result of the re-pricing of matured certificates of deposit and increases in non-interest bearing deposits.

Interest expense on borrowings increased $29,000, or 126.1%, to $52,000 for the three months ended September 30, 2016, from $23,000 for the three months ended September 30, 2015.  Interest expense on borrowings increased $66,000, or 94.3%, to $136,000 for the nine months ended September 30, 2016, from $70,000 for the nine months ended September 30, 2015.  The increases were a result of an increase in our average cost of borrowings to 0.57% and 0.55% for the three and nine months ended September 30, 2016, respectively, as compared to 0.40% and 0.45% for the three and nine months ended September 30, 2015, respectively, reflecting greater percentage of short term borrowings utilized during 2016, and an increase to the overnight borrowing rate with the FHLB due to the December 2015 increase in the federal funds rate.   We had a $2.1 million decrease and a $12.0 million increase in the average balances of FHLB advances for the three and nine months ended September 30, 2016, respectively, compared to the same period ended September 30, 2015.

Net Interest Income.  Net interest income increased $527,000 or 10.8%, to $5.4 million for the three months ended September 30, 2016, from $4.9 million for the three months ended September 30, 2015.  Net interest income increased $1.9 million, or 13.0%, to $16.2 million for the nine months ended September 30, 2016, from $14.3 million for the nine months ended September 30, 2015.  The increase for three and nine months ended September 30, 2016 resulted from increased interest income due primarily to higher average loan balances.  Our average yield on loans receivable increased during the three and nine months ended September 30, 2016 as compared to the same periods last year due primarily to the accelerated accretion of net deferred loan fees on paid loans.  Our net interest margin was 4.19% for both the three and nine months ended September 30, 2016, respectively, compared to 4.12% and 4.10% for the three and nine months ended September 30, 2015, respectively.

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

There was no provision for loan losses during the three months ended September 30, 2016 compared to a provision of $100,000 during the three months ended September 30, 2015. Provision for loan losses was $250,000 during nine months ended September 30, 2016, compared to a provision of $400,000 during the nine months ended September 30, 2015.  The reduced provision  primarily reflects a decline in loan charge-offs and lower historical loss ratios, which were partially offset by higher average loan balances and changes in the composition of our loan portfolio.

For the three months ended September 30, 2016, the annualized percentage of net recoveries to average loans was 0.02%, compared to net charge-offs of 0.01% for the three months ended September 30, 2015.  For the nine months ended September 30, 2016, the annualized percentage of net charge-offs to average loans decreased to 0.01%, from 0.03% for the nine months ended September 30, 2015.

The ratio of nonperforming loans to total loans increased to 1.02% at September 30, 2016 from 0.47% at September 30, 2015. This increase reflects the inclusion, as discussed above, of a $2.1 million multifamily loan in Port Angeles, Washington as a nonaccrual loan as of September 30, 2016.

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

Noninterest Income.  Noninterest income increased $277,000, or 21.9%, to $1.5 million for the three months ended September 30, 2016, as compared to $1.3 million for the three months ended September 30, 2015 as reflected below (dollars in thousands):

	Three months Ended September 30,		Amount	Percent
	2016	2015	Change	Change
Service charges and fee income	$743	$641	$102	15.9%
Earnings on cash surrender value of BOLI	84	85	(1)	(1.2)
Mortgage servicing income	223	202	21	10.4
Fair value adjustment on mortgage servicing rights	16	(22)	38	(172.7)
Net gain on sale of loans	477	360	117	32.5
Total noninterest income	$1,543	$1,266	$277	21.9%

The primary reason for the increase in noninterest income during the three months ended September 30, 2016 compared to the same period last year was an increase in the net gain on sale of loans and increased service charges and fee income.

Noninterest income decreased $414,000, or 10.0%, to $3.7 million for the nine months ended September 30, 2016, as compared to $4.1 million for the nine months ended September 30, 2015 as reflected below (dollars in thousands):

	Nine months Ended September 30,		Amount	Percent
	2016	2015	Change	Change
Service charges and fee income	$1,988	$1,958	$30	1.5%
Earnings on cash surrender value of BOLI	252	253	(1)	(0.4)
Mortgage servicing income	636	671	(35)	(5.2)
Fair value adjustment on mortgage servicing rights	(174)	147	(321)	(218.4)
Other-than-temporary impairment losses	-	(31)	31	nm
Net gain on sale of loans	1,028	1,146	(118)	(10.3)
Total noninterest income	$3,730	$4,144	$(414)	(10.0)%
NM-not meaningful.

The primary reason for the decrease in noninterest income during the nine months ended September 30, 2016 compared to the same period last year was the negative change in the fair value adjustment on the mortgage servicing rights and the decrease in net gain on sale of loans.  The change in the fair value adjustment on mortgage servicing rights was primarily a result of the duration on the underlying loans being projected to shorten due to lower interest rates and increased refinance activity. The decrease in gain on sale of loans was primarily reflective of a lower volume of loans sold as well as a lower average premium on loans sold.  Mortgage servicing income decreased during the nine months ended September 30, 2016 compared to the same period the prior year.  The decrease in mortgage servicing income was due to the turnover in the mortgage servicing portfolio and the rates associated with loans paid off and originated.

Noninterest Expense.  Noninterest expense increased $368,000, or 8.4%, to $4.7 million during the three months ended September 30, 2016 as compared to $4.4 million during the three months ended September 30, 2015, as reflected below (dollars in thousands):

	Three Months Ended September 30,		Amount	Percent
	2016	2015	Change	Change
Salaries and benefits	$2,632	$2,251	$381	16.9%
Operations	1,181	1,064	117	11.0
Regulatory assessments	124	180	(56)	(31.1)
Occupancy	376	413	(37)	(9.0)
Data processing	434	378	56	14.8
Losses and expenses on OREO and repossessed assets	3	96	(93)	(96.9)
Total noninterest expense	$4,750	$4,382	$368	8.4%

The increase in noninterest expense during the three months ended September 30, 2016 compared to the same period last year was primarily due to an increase in salaries and benefits expense and, to a lesser extent, an increase in operations expense.  Salaries and benefits expense increased primarily due to an increase in incentive compensation and benefit expense during the current period compared to the same period last year.  Operations expense increased due to higher depreciation and general administration expenses.  These increases were partially offset by decreases in regulatory assessments and occupancy expense.   Regulatory assessments decreased due, in part, to lower fees paid to the Washington State Department of Financial Institutions.  Occupancy expense declined due to higher maintenance costs in the same period last year.

Noninterest expense increased $1.0 million, or 8.3%, to $13.9 million during the nine months ended September 30, 2016 as compared to $12.8 million during the nine months ended September 30, 2015, as reflected below (dollars in thousands):

	Nine months Ended September 30,		Amount	Percent
	2016	2015	Change	Change
Salaries and benefits	$7,813	$6,711	$1,102	16.4%
Operations	3,237	3,021	216	7.1
Regulatory assessments	404	476	(72)	(15.1)
Occupancy	1,141	1,186	(45)	(3.8)
Data processing	1,264	1,233	31	2.4
Losses and expenses on OREO and repossessed assets	9	178	(169)	(94.9)
Total noninterest expense	$13,868	$12,805	$1,063	8.3%

The increase in noninterest expense during the nine months ended September 30, 2016 compared to the same period last year was primarily due to an increase in salaries and benefits expense and, to a lesser degree, operations expense.  Salaries and benefits expense increased primarily due to an increase in full time equivalent employees (FTE) during the period and higher medical benefit expense.  The increase in FTE was due to additional staffing in compliance and loan operations.  Operations expense increased due to higher depreciation, credit administration and general administration expense.  These increases were partially offset by decreases in losses and expenses on OREO and repossessed assets, and regulatory assessments.  Losses and expenses on OREO and repossessed assets decreased primarily due to improving values for real estate in the markets where we lend  as well as lower levels of expenses related to OREO and other repossessed assets during the nine months ended September 30, 2016.  Regulatory assessments decreased, due in part, to lower fees paid to the Washington State Department of Financial Institutions.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income,  for the quarter ended September 30, 2016 improved to 68.19%, compared to 69.12% for the quarter ended September 30, 2015 and was 69.67% for the nine months ended September 30, 2016, compared to 69.40% for the nine months ended September 30, 2015.  The improvement in the three month peiod was primarily due to higher net interest income and non interest income offset by higher non-interest expense. The slight change in the efficiency ratio in the nine month peiod was primarily due to higher non-interest expense and lower noninterest income, partially offset by higher net interest income.

Income Tax Expense.   For the three and nine months ended September 30, 2016, we incurred income tax expense of $757,000 and $2.0 million on our pre-tax income as compared to $560,000 and $1.7 million for the three and nine months ended September 30, 2015, respectively.  The effective tax rates for the three and nine months ended September 30, 2016 were 34.2% and 34.1%, respectively.  The effective tax rates for the three and nine months ended September 30, 2015 were 33.4% and 32.0%, respectively.

Liquidity

The Management Discussion and Analysis in Item 7 of the Company’s 2015 Form 10-K contains an overview of Sound Financial Bancorp’s and the Bank’s liquidity management, sources of liquidity and cash flows.  This discussion updates that disclosure for the nine months ended September 30, 2016.

The Bank’s primary sources of funds are deposits, principal and interest payments on loans and borrowings.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank’s primary investing activity is loan originations.  The Bank maintains liquidity levels it believes to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  At September 30, 2016, the Bank had $62.3 million in cash and investment securities available for sale and $2.4 million in loans held for sale generally available for its cash needs.  Also, based on existing collateral pledged, the Bank had the ability to borrow an additional $113.4 million in Federal Home Loan Bank advances, $33.2 million through the Federal Reserve’s Discount Window, $10.0 million through a Fed Funds line at TIB-The Independent BankersBank, $9.0 million through a Fed Funds line at Zions Bank and $2.0 million through a Fed Funds line at Pacific Coast Banker’s Bank.  The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At September 30, 2016, outstanding loan commitments, including unused lines and letters of credit totaled $71.4 million.  Certificates of deposit scheduled to mature in one year or less at September 30, 2016, totaled $92.7 million.  Based on our competitive pricing, we believe that a majority of maturing deposits will remain with the Bank.

Cash and cash equivalents increased $7.0 million to $55.3 million as of September 30, 2016, from $48.3 million as of December 31, 2015.  Net cash provided by operating activities was $5.1 million for the nine months ended September 30, 2016.  Net cash of $18.6 million was used in investing activities during the nine months ended September 30, 2016 and consisted principally of investment purchase and loan originations, net of principal repayments.  The $20.5 million of cash provided by financing activities during the nine months ended September 30, 2016 was primarily a result of a $23.5 million net increase in deposits offset by a $3.0 million net decrease in FHLB advances.

As a separate legal entity from the Bank, Sound Financial Bancorp must provide for its own liquidity.  At September 30, 2016, Sound Financial Bancorp, on an unconsolidated basis, had $1.6 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.  Sound Financial Bancorp’s principal source of liquidity is dividends from the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the nine months ended September 30, 2016, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet loan commitments at September 30, 2016, is as follows (in thousands):

Off-balance sheet loan commitments:	At September 30, 2016
Residential mortgage commitments	$10,862
Undisbursed portion of loans originated	35,572
Unused lines of credit	24,828
Irrevocable letters of credit	185
Total loan commitments	$71,447

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

The minimum requirements are a ratio of CET1 to total risk-weighted assets ("CET1 risk-based ratio") of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0%, and a leverage ratio of 4.0%.

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

The requirements also include changes in the risk-weighting of assets to better reflect credit risk and other risk exposure.  These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions.  This capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019.

Under the new standards, in order to be considered well-capitalized, the Bank must have a CET1 risk-based ratio of 6.5% (new), a Tier 1 risk-based ratio of 8% (increased from 6%), a total risk-based capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

Based on its capital levels at September 30, 2016, Sound Community Bank exceeded these requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is to maintain a "well-capitalized" status as Sound Community Bank under the regulatory capital categories of the FDIC.  Based on capital levels at September 30, 2016, Sound Community Bank was considered to be well-capitalized under applicable regulatory requirements.  Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank's "well-capitalized" status.

The actual regulatory capital amounts and ratios calculated for Sound Community Bank at September 30, 2016 were as follows (dollars in thousands):

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016
Tier 1 Capital to average assets	$55,623	10.07%	$22,091%	>4.0	$27,613%	>5.0
Common Equity Tier 1 risk-based capital ratio	$55,623	12.25%	$20,430%	> 4.5	$29,510%	>6.5
Tier 1 Capital to risk-weighted assets	$55,623	14.67%	$27,240%	>6.0	$36,320%	>8.0
Total Capital to risk-weighted assets	$60,657	13.36%	$36,320%	>8.0	$45,400%	>10.00

For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at September 30, 2016, Sound Financial Bancorp would have exceeded all regulatory capital requirements.  The estimated regulatory capital ratios calculated for Sound Financial Bancorp as of September 30, 2016 were 10.47% for Tier 1 leverage-based capital, 12.73% for both Common Equity Tier 1 risk-based capital, Tier 1 Capital to risk-based assets and 13.84% for total risk-based capital.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company provided information about market risk in Item 7A of its 2015 Form 10-K.  There have been no material changes in our market risk since our 2015 Form 10-K.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act")), as of September 30, 2016, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the three months ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1	Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A	Risk Factors

Not required; the Company is a smaller reporting company.

Item 2	Unregistered Sales of Equity Securities and use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2016:

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plans
July1,2016-July 31, 2016			n/a	0
August 1, 2016 - August 31, 2016	2,805	24.30	n/a	0
September 1, 2016 - September 30, 2016			n/a	0
Total for quarter	2,805	24.30	n/a	0

The 2,805 shares were surrendered by employees [in connection with a cashless stock option exercise].

Item 3	Defaults Upon Senior Securities

Nothing to report.

Item 4	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Nothing to report.

EXHIBIT INDEX

Exhibits:
3.1	Articles of Incorporation of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on March 27, 2012 (File No. 333-180385))
3.2	Bylaws of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on March 27, 2012 (File No. 333-180385))
4.0
Form of Common Stock Certificate of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on March 27, 2012 (File No. 333-180385))

10.1
Form of Amended and Restated Employment Agreement dated August 30, 2016, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Laura Lee Stewart. (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on September 1, 2016 (File No. 001-35633))

10.2
Amended and Restated Supplemental Executive Retirement Agreement by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 27, 2015 (File No. 001-35633))

10.3
Amended and Restated Long Term Compensation Agreement by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 27, 2015 (File No. 001-35633))

10.4
Amended and Restated Confidentiality, Non-Competition and Non-Solicitation Agreement by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 27, 2015 (File No. 001-35633))

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

Sound Financial Bancorp, Inc.

Date: November 14, 2016	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President and Chief Executive Officer

Date: November 14, 2016	By:	/s/ Matthew P. Deines
Matthew P. Deines
Executive Vice President and Chief Financial Officer