Form 10-K
period 2016-12-31
Sound Financial Bancorp, Inc.
filed 2017-03-27
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if smaller reporting Company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $52.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: As of March 17, 2017, there were 2,499,880 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K – Portions of the Registrant’s Proxy Statement for its 2017 Annual Meeting of Shareholders.

PART I

Item 1.	Business

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:

•	changes in economic conditions, either nationally or in our market area;
•	fluctuations in interest rates;
•	the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of our allowance for loan losses;
•	the possibility of other-than-temporary impairments of securities held in our securities portfolio;
•	our ability to access cost-effective funding;
•	fluctuations in the demand for loans, the number of unsold homes, land and other properties, and fluctuations in real estate values and both residential and commercial and multifamily real estate market conditions in our market area;
•	secondary market conditions for loans and our ability to sell loans in the secondary market;
•	our ability to attract and retain deposits;
•	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and expected cost savings and other benefits within the anticipated time frames or at all, including the pending University Place, Washington, branch acquisition;
•	legislative or regulatory changes such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations that adversely affect our business, as well as changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including changes related to Basel III;
•	monetary and fiscal policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the U.S. Government and other governmental initiatives affecting the financial services industry;
•	results of examinations of Sound Financial Bancorp and Sound Community Bank by their regulators, including the possibility that the regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets, change Sound Community Bank’s regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;
•	increases in premiums for deposit insurance;
•	our ability to control operating costs and expenses;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	difficulties in reducing risks associated with the loans on our balance sheet;
•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
•	our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft;
•	our ability to retain key members of our senior management team;
•	costs and effects of litigation, including settlements and judgments;
•	our ability to implement our business strategies;
•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•	our ability to pay dividends on our common stock;
•	adverse changes in the securities markets;
•	the inability of key third-party providers to perform their obligations to us;
•	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and
•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described from time to time in this Form 10-K and our other filings with the U.S. Securities and Exchange Commission (the “SEC”) .

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

Sound Community Bank’s deposits are insured up to applicable limits by the FDIC. At December 31, 2016, Sound Financial Bancorp had total consolidated assets of $588.4 million, net loans of $495.2 million, deposits of $467.7 million and stockholders’ equity of $60.3 million. The shares of Sound Financial Bancorp are traded on The NASDAQ Capital Market under the symbol “SFBC.” Our executive offices are located at 2005 5th Avenue, Suite 200, Seattle, Washington, 98121.

Our principal business consists of attracting retail and commercial deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial and multifamily real estate, construction and land, consumer and commercial business loans. Our commercial business loans include unsecured lines of credit and secured term loans and lines of credit secured by inventory, equipment and accounts receivable. We also offer a variety of secured and unsecured consumer loan products, including manufactured home loans, floating homes, automobile loans, boat loans and recreational vehicle loans. As part of our business, we focus on residential mortgage loan originations, the majority of which we sell to Fannie Mae and a portion of which we retain for our loan portfolio consistent with our asset/liability objectives. We sell loans which conform to the underwriting standards of Fannie Mae (“conforming”) with servicing retained to maintain the direct customer relationship and to generate noninterest income. Residential loans which do not conform to the underwriting standards of Fannie Mae (“non-conforming”), are either held in our loan portfolio/or sold with servicing released. We originate and retain a significant amount of commercial real estate loans, including those secured by owner-occupied and nonowner-occupied commercial real estate, multifamily property, mobile home parks and construction and land development loans.

Market Area

We serve the Seattle Metropolitan Statistical Area (“MSA”), which includes King County (which includes the city of Seattle), Pierce County and Snohomish County within the Puget Sound region, and also serve Clallam and Jefferson Counties on the North Olympic Peninsula of Washington. We serve these markets through our main office in Seattle, five branch offices, two of which are located in the Seattle MSA, two that are located in Clallam County and one that is located in Jefferson County and a loan production office located in the Madison Park neighborhood of Seattle. We also have an agreement to acquire an additional branch in University Place, Washington, which is expected to close in the second quarter of 2017. Based on the most recent branch deposit data provided by the FDIC, our share of deposits was approximately 0.13% in King County, approximately 0.39% in Pierce County and in Snohomish County approximately 0.36%. In Clallam County and Jefferson County, we have approximately 15.70% and 4.83%, respectively, of the deposits in those markets. See “– Competition.”

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

Economic conditions in our markets have continued to improve over the last year. Recent trends in housing prices and unemployment rates in our market areas also reflect continuing improvement. For the month of December 2016, the Seattle MSA reported an unemployment rate of 4.0%, as compared to the national average of 4.7%, according to the latest available information from the Bureau of Labor Statistics. Home prices in our markets also improved over the past year. Based on information from Case-Shiller, the average home price in the Seattle MSA increased 10.8% in 2016 from 2015. This compares favorably to the national average home price index increase in 2016 of 5.6%.

King County has the largest population of any county in the state of Washington, covers approximately 2,100 square miles, and is located on Puget Sound. It had approximately 2.1 million residents and a median household income of approximately $79,000 at December 31, 2016. King County has a diversified economic base with many employers from various industries including shipping and transportation (Port of Seattle, Paccar, Inc. and

Expeditors International of Washington, Inc.), retail (Amazon.com, Inc., Starbucks Corp. and Nordstrom, Inc.) aerospace (the Boeing Company) and computer technology (Microsoft Corp.) and biotech industries. Based on information from the Northwest Multiple Listing Service (“MLS”), the median sales price in King County in December 2016 was $550,000, an 8.3% increase from December 2015’s median sale price of $508,000.

Pierce County has the second largest population of any county in the State of Washington, covers approximately 1,700 square miles and is located along the southwestern Puget Sound and borders southern King County. At December 31, 2016, it had approximately 845,000 residents and a median household income of approximately $61,000. The Pierce County economy is diversified with the presence of military related government employment (Fort Lewis Army Base and McChord Air Force Base), transportation and shipping employment (Port of Tacoma), and aerospace related employment (Boeing). Based on information from the MLS, the median sale price in Pierce County in December 2016 was $285,000 a 12.9% increase from December 2015’s median sales price of $252,500.

Snohomish County has the third largest population of any county in the state of Washington, covers approximately 2,100 square miles and is located on Puget Sound touching the northern border of King County. It had approximately 773,000 residents and a median household income of approximately $71,000 at December 31, 2016. The economy of Snohomish County is diversified with the presence of military related government employment (Everett Homeport Naval Base), aerospace related employment (Boeing) and retail trade. Based on information from the MLS, the median sales price in Snohomish County as of December 31, 2016 was $400,000, an 11.7% increase from December 2015’s median sales price of $358,000.

Clallam County, with a population of approximately 73,000 is ranked 18th among the counties in the state of Washington. It is bordered by the Pacific Ocean and the Strait of Juan de Fuca and covers 1,700 square miles, including the westernmost portion of the continental United States. It had a median household income of approximately $47,000 at December 31, 2016. The economy of Clallam County is primarily manufacturing and shipping. The Sequim Dungeness Valley continues to be a growing retirement location. Our offices are in Port Angeles and Sequim, the two largest cities in the county. Based on information from the MLS, the median sales price in Clallam County in December 2016 was $247,500, a 19.9% increase from 2015’s median sales price of $206,450.

Jefferson County, with a population of approximately 31,000, is the 27th largest county in the state of Washington. It is bordered by Clallam County and the Strait of Juan de Fuca to the north and Hood Canal on the west and covers 2,200 square miles. The majority of the population lives in the northwestern portion of the county. Our office is located in Port Ludlow which is the third largest community in the county. The economy of Jefferson County is primarily based on tourism, agriculture, lumber, fish processing and ship repair and ship maintenance. Port Ludlow is a popular retirement community and is a popular port of call for leisure craft sailing between Puget Sound and the San Juan Islands. It had a median household income of approximately $52,000 at December 31, 2016. Based on information from the MLS, the average home price in Jefferson County as of December 2016 was $295,500, a 3.1% increase from 2015’s median price of $286,750.

According to the latest available information from the Bureau of Labor Statistics, King and Snohomish Counties reported an unemployment rate of 3.4% and 3.9%, respectively, as of December 2016, as compared to the state and national unemployment rates of 5.3% and 4.7%, respectively. The unemployment rates for Clallam, Pierce and Jefferson Counties were above the state and national rates as of December 2016. The unemployment rate in Clallam County decreased from 9.0% as of December 2015 to 8.1% as of December 2016, while the unemployment rate in Pierce County decreased from 7.2% as of December 2015 to 6.0% as of December 2016. The unemployment rate in Jefferson County decreased from 8.6% as of December 2015 to 7.4% as of December 2016.

Lending Activities

The following table presents information concerning the composition of our loan portfolio, excluding loans held-for-sale, by the type of loan for the dates indicated (dollars in thousands):

	December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
One- to four-family	$152,386	30.37%	$141,125	30.60%	$133,031	30.80%	$117,739	30.02%	$94,059	28.71%
Home equity	27,771	5.53	31,573	6.85	34,675	8.03	35,155	8.96	35,364	10.80
Commercial and multifamily	181,004	36.07	175,312	38.01	168,952	39.12	157,516	40.17	133,620	40.79
Construction and land	70,915	14.13	57,043	12.37	46,279	10.72	44,300	11.30	25,458	7.77
Total real estate loans	432,076	86.10	405,053	87.83	382,937	88.67	354,710	90.45	288,501	88.07
Consumer loans:
Manufactured homes	15,494	3.09	13,798	2.99	12,539	2.90	13,496	3.44	16,232	4.96
Other consumer(1)	27,928	5.56	23,030	5.00	16,875	3.91	10,284	2.62	8,650	2.64
Total consumer loans	43,422	8.65	36,828	7.99	29,414	6.81	23,780	6.06	24,882	7.60
Commercial business loans	26,331	5.25	19,295	4.18	19,525	4.52	13,668	3.49	14,193	4.33
Total loans	501,829	100.00%	461,176	100.00%	431,876	100.00%	392,158	100.00%	327,576	100.00%
Less:
Deferred fees and discounts	1,828		1,707		1,516		1,232		832
Allowance for loan losses	4,822		4,636		4,387		4,177		4,248
Total loans, net	$495,179		$454,833		$425,973		$386,749		$322,496
(1)	Included in other consumer loans are floating home loans totaling $24.0 million, $18.2 million, $11.7 million, $5.6 million and $3.3 million as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

The following table shows the composition of our loan portfolio in dollar amounts and in percentages by fixed and adjustable rate loans for the dates indicated (dollars in thousands):

	December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed-rate loans:
Real estate loans:
One- to four-family	$142,537	28.41%	$129,762	28.14%	$118,083	27.34%	$103,756	26.46%	$79,020	24.12%
Home equity	9,102	1.81	11,042	2.39	12,003	2.78	13,530	3.45	9,605	2.93
Commercial and multifamily	77,285	15.40	92,205	19.99	103,303	23.92	100,031	25.51	76,957	23.49
Construction and land	69,398	13.83	51,572	11.18	39,147	9.07	37,668	9.61	22,346	6.82
Total real estate loans	298,322	59.45	284,581	61.70	272,536	63.11	254,985	65.03	187,928	57.36
Manufactured homes	15,494	3.09	13,798	2.99	12,539	2.90	13,496	3.44	16,232	4.96
Other consumer	27,293	5.43	22,308	4.84	16,127	3.74	9,495	2.42	7,767	2.37
Commercial business	12,581	2.51	9,392	2.04	11,024	2.55	5,603	1.43	9,268	2.83
Total fixed-rate loans	353,690	70.48	330,079	71.57	312,226	72.30	283,579	72.32	221,195	67.52
Adjustable- rate loans:
Real estate loans:
One- to four-family	9,849	1.96	11,363	2.46	14,948	3.46	13,983	3.57	15,039	4.59
Home equity	18,669	3.72	20,531	4.45	22,672	5.25	21,625	5.51	25,759	7.87
Commercial and multifamily	103,719	20.67	83,107	18.02	65,649	15.20	57,485	14.66	56,663	17.30
Construction and land	1,517	0.30	5,471	1.19	7,132	1.65	6,632	1.69	3,112	0.95
Total real estate loans	133,754	26.65	120,472	26.12	110,401	25.56	99,725	25.43	100,573	30.71
Other consumer	635	0.13	722	0.16	746	0.17	789	0.20	883	0.27
Commercial business	13,750	2.74	9,903	2.15	8,501	1.97	8,065	2.05	4,925	1.50
Total adjustable-rate loans	148,139	29.52	131,097	28.43	119,648	27.70	108,579	27.68	106,381	32.48
Total loans	501,829	100.00%	461,176	100.00%	431,876	100.00%	392,158	100.00%	327,576	100.00%
Less:
Deferred fees and discounts	1,828		1,707		1,516		1,232		832
Allowance for loan losses	4,822		4,636		4,387		4,177		4,248
Total loans, net	$495,179		$454,833		$425,973		$386,749		$322,496

The following table illustrates the contractual maturity of our construction and land and commercial business loans at December 31, 2016 (dollars in thousands). Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The total amount of loans due after December 31, 2017, which have predetermined interest rates, is $26.2 million, while the total amount of loans due after such date, which have floating or adjustable interest rates, is $7.6 million. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Construction and Land		Commercial Business		Total(1)
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2017(1)	$54,386	5.40%	$9,085	5.26%	$63,471	5.38%
2018 to 2021	13,032	5.82	12,358	4.98	25,390	5.41
2022 and following	3,497	6.53	4,888	5.42	8,385	5.89
Total(2)	$70,915	5.53%	$26,331	5.16%	$97,246	5.43%
(1)	Includes demand loans, loans having no stated maturity and overdraft loans.
(2)	Excludes deferred fees of $436,000.

Lending Authority. Our President and Chief Executive Officer (“CEO”) may approve unsecured loans up to $1,000,000 and all types of secured loans up to 30% of our legal lending limit, or approximately $3.6 million as of December 31, 2016. Our Executive Vice President and Chief Credit Officer (“CCO”) may approve unsecured loans up to $400,000 and secured loans up to 15% of our legal lending limit, or approximately $1.8 million as of December 31, 2016. Any loans over the President and Chief Executive Officer’s lending authority or loans otherwise outside our general underwriting guidelines must be approved by the Loan Committee. The Loan Committee consists of four independent directors, the CEO and the CCO. Lending authority is also granted to certain other lending staff at lower amounts. The Business Banking Team Leader has lending authority of up to 7.5% of our legal lending limit for real estate and other secured loans, and $50,000 for unsecured loans. The Residential Lending Team Leader has lending authority up to 7.5% of our legal lending limit for real estate and other secured loans, and $5,000 for unsecured loans.

Largest Borrowing Relationships. At December 31, 2016, the maximum amount under federal law that we could lend to any one borrower and the borrower’s related entities was approximately $12.5 million. Our five largest relationships totaled $36.4 million in the aggregate, or 7.3% of our $501.8 million gross loan portfolio, at December 31, 2016. At December 31, 2016, the largest relationship was for $8.9 million in loans to businesses with common ownership collateralized by multifamily real estate and residential construction properties; the second largest relationship consisted of a $7.5 million secured business line of credit; and the third largest relationship consisted of $7.0 million in loans to businesses with common ownership collateralized by non-owner occupied single family residences. The next two largest lending relationships at December 31, 2016, consisted of $6.7 million in loans to businesses with common ownership collateralized by multifamily real estate and non-owner occupied multi-tenant office building and a $6.3 million loan collateralized by non-owner occupied one-to-four family real estate. At December 31, 2016, we had six other lending relationships that exceeded $5.0 million. All of the loans in these relationships were performing in accordance with their repayment terms as of December 31, 2016.

One- to Four-Family Real Estate Lending. One of our primary lending activities is the origination of loans secured by first mortgages on one- to four-family residences, substantially all of which are secured by property located in our geographic lending area. We originate both fixed-rate and adjustable-rate loans. Over the past two years, the majority of our one- to four-family loan originations were fixed rate loans.

Most of our loans are underwritten using generally-accepted secondary market underwriting guidelines, and are readily saleable to Fannie Mae or other private investors. A portion of the one- to four-family loans we originate are retained in our portfolio, but most are sold into the secondary market to Fannie Mae, with servicing retained to maintain the customer relationship and to generate noninterest income. We also originate a small portion of government guaranteed and jumbo loans over $417,000 for sale servicing released to certain correspondent purchasers. The sale of mortgage loans provides a source of non-interest income through the gain on sale, reduces our interest rate risk, provides a stream of servicing income, enhances liquidity and enables us to originate more loans at our current capital level than if we held the loans in our loan portfolio. Our pricing strategy for mortgage loans includes establishing interest rates that are competitive with other local financial institutions and consistent with our internal asset and liability management objectives. During the year ended December 31, 2016, we originated $137.8 million of one- to four-family fixed-rate mortgage loans and $5.0 million one- to four-family adjustable rate mortgage (“ARM”) loans. See “- Loan Originations, Purchases, Sales, Repayments and Servicing.” At December 31, 2016, one- to four-family residential mortgage loans (excluding loans held-for-sale) totaled $152.4 million, or 30.4%, of our gross loan portfolio, of which $142.5 million were fixed-rate loans and $9.8 million were ARM loans, compared to $141.1 million (excluding loans held-for-sale), or 30.6% of our gross loan portfolio as of December 31, 2015, of which $129.8 million were fixed-rate loans and $11.4 million were ARM loans.

Substantially all of the one- to four-family residential mortgage loans we retain in our portfolio consist of loans that do not satisfy acreage limits, income, credit, conforming loan limits (i.e., jumbo mortgages) or various other requirements imposed by Fannie Mae. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Fannie Mae credit requirements because of personal and financial reasons (i.e., divorce, bankruptcy, length of time employed, etc.), and other aspects, which do not conform to Fannie Mae’s guidelines. Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy the needs of borrowers in our market area. As a result, subject to market conditions, we intend to continue to originate these types of loans. We also retain “jumbo”, loans which exceed the conforming loan limits and therefore, are not eligible to be purchased by Fannie Mae. At December 31, 2016, $90.3 million or 59.2% of our one- to four-family loan portfolio consisted of jumbo loans.

We generally underwrite our one- to four-family loans based on the applicant’s employment and credit history and the appraised value of the subject property. We generally lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family first mortgage loans and non-owner occupied first mortgage loans. For first mortgage loans with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance or other credit enhancement in order to reduce our exposure to 80% or we charge a higher interest rate. Properties securing our one- to four-family loans are typically appraised by independent fee appraisers who are selected in accordance with criteria approved by the Board of Directors. For loans that are less than $250,000, we may use an automated valuation model, in lieu of an appraisal. We require title insurance policies on all first mortgage real estate loans originated. Homeowners, liability, fire and, if required, flood insurance policies are also required for one-to four-family loans. Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. The average balance of our one- to four-family residential loans was approximately $274,000 at December 31, 2016.

Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years; however, at December 31, 2016 we had $842,000 of one- to four-family loans with an original contractual maturity of 40 years which were originated prior to 2009. All of these loans are fully amortizing, with payments due monthly. Our portfolio of fixed-rate loans also includes $15.1 million of loans with an initial seven year term and a 30-year amortization period with a borrower refinancing option at a fixed rate at the end of the initial term as long as the loan has met certain performance criteria. In addition, we had $43.5 million of one- to four- family loans with a five-year call option at December 31, 2016. Prior to 2012, we originated for portfolio five and seven year balloon reset loans (which are loans that are originated with a fixed interest rate for the initial five or seven years, and thereafter incur one interest rate change based on current market interest rates in which the new rate remains in effect for the remainder of the loan term) based on a 30-year amortization period.

ARM loans are offered with annual adjustments and life-time rate caps that vary based on the product, generally with a maximum annual rate change of 2.0% and a maximum overall rate change of 6.0%. We generally use the rate on one-year Treasury Bills to re-price our ARM loans, however, $3.7 million of our ARM loans are to employees that re-price annually based on a margin of 1% over our average 12 month cost of funds. As a consequence of using caps, the interest rates on ARM loans may not be as rate sensitive as our cost of funds. Furthermore, because loan indexes may not respond perfectly to changes in market interest rates, upward adjustments on loans may occur more slowly than increases in our cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates. Because of these characteristics, future yields on ARM loans may not be sufficient to offset increases in our cost of funds.

ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment increases, which increases the potential for default. The majority of these loans have been originated within the past several years, when rates were historically low. We continue to offer our fully amortizing ARM loans with a fixed interest rate for the first five or seven years, followed by a periodic adjustable interest rate for the remaining term. Given the recent market environment, however, the production of ARM loans has been substantially reduced because borrowers favor fixed rate mortgages.

In 2016, in order to enable individuals to secure the purchase of a new residence before selling their existing residence, we commenced a loan program designed to allow borrowers to access the equity in their current residence as a down payment on the purchase of a new residence. These loans are generally originated in an amount in excess of $1.0 million and secured by both the borrowers existing and new residences, with a maximum combined LTV of up to 80%. These loans provide for repayment upon the earlier of the sale of the current residence and the loan maturity date, which is typically up to 12 months. Upon the sale of the borrower’s current residence, we may refinance the new residence using our traditional jumbo mortgage loan underwriting guidelines. During 2016 we originated $20.9 million of loans under this program. At December 31, 2016, we had $18.8 million of these interest only residential loans in our one- to four-family residential mortgage loan portfolio.

The primary focus of our underwriting guidelines for interest only residential loans is on the value of the collateral rather than the ability of the borrower to repay the loan. As a result, this type of lending exposes us to an increased risk of loss due to the larger loan balance and our inability to sell them to government sponsored enterprises, similar to the risks associated with jumbo one- to four-family residential loans. In addition, a decline in residential real estate values resulting from a downturn in the Washington housing market may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans.

Home Equity Lending. We originate home equity loans that consist of fixed-rate fully amortizing loans and variable-rate lines of credit. We typically originate home equity loans in amounts of up to 80% of the value of the collateral, minus any senior liens on the property; however, prior to 2010 we originated home equity loans in amounts of up to 100% of the value of the collateral, minus any senior liens on the property. Home equity lines of credit are typically originated for up to $250,000 with an adjustable rate of interest, based on the one-year Treasury Bill rate or the Wall Street Journal Prime rate, plus a margin. Home equity lines of credit generally have a three, five or 12 year draw period, during which time the funds may be paid down and redrawn up to the committed amount. Once the draw period has lapsed, the payment is amortized over either a 12, 19 or 21 year period based on the loan balance at that time. We charge a $50 annual fee on each home equity line of credit and require monthly interest-only payments on the entire amount drawn during the draw period. At December 31, 2016, home equity loans totaled $27.8 million, or 5.5% of our gross loan portfolio compared to $31.6 million, or 6.9% of our gross loan portfolio at December 31, 2015. Variable-rate home equity lines of credit at December 31, 2016 totaled $18.7 million, or 3.7% of our gross loan portfolio, compared to $20.5 million, or 4.5% of our gross loan portfolio as of December 31, 2015. At December 31, 2016, unfunded commitments on home equity lines of credit totaled $12.7 million.

Our fixed-rate home equity loans are generally originated in amounts, together with the amount of the existing first mortgage, of up to 80% of the appraised value of the subject property. These loans may have terms of up to 20 years and are fully amortizing. At December 31, 2016, fixed-rate home equity loans totaled $9.1 million, or 1.8% of our gross loan portfolio, compared to $11.0 million, or 2.4% of our gross loan portfolio as of December 31, 2015.

Commercial and Multifamily Real Estate Lending. We offer a variety of commercial and multifamily real estate loans. Most of these loans are secured by owner-occupied and non-owner-occupied commercial income producing properties, multifamily apartment buildings, warehouses, office buildings, gas station/convenience stores and mobile home parks located in our market area. At December 31, 2016, commercial and multifamily real estate loans totaled $181.0 million, or 36.1% of our gross loan portfolio, compared to $175.3 million, or 38.0% of our gross loan portfolio as of December 31, 2015.

Loans secured by commercial and multifamily real estate are generally originated with a variable interest rate, fixed for a three to ten-year term and a 20- to 25-year amortization period. At the end of the initial term, the balance is due in full or the loan re-prices based on an independent index plus a margin of 1% to 4% for another five years. Loan-to-value ratios on our commercial and multifamily loans typically do not exceed 80% of the lower of cost or appraised value of the property securing the loan at origination.

Loans secured by commercial and multifamily real estate are generally underwritten based on the net operating income of the property, quality and location of the real estate, the credit history and financial strength of the borrower and the quality of management involved with the property. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt plus an additional coverage requirement. We generally impose a minimum debt service coverage ratio of 1.20 for originated loans secured by income producing commercial properties. If the borrower is other than an individual, we typically require the personal guaranty of the principal owners of the borrowing entity. We also generally require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing commercial and multifamily loans are performed by independent state certified licensed fee appraisers. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is required to provide annual financial information. From time to time we also acquire participation interests in commercial and multifamily real estate loans originated by other financial institutions secured by properties located in our market area.

Historically, loans secured by commercial and multifamily properties generally involve different credit risks than one- to four-family properties. These loans typically involve larger balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial and multifamily properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multifamily loans also expose a lender to greater credit risk than loans secured by one-to four-family because the collateral securing these loans typically cannot be sold as easily as one-to four-family. In addition, most of our commercial and multifamily loans are not fully amortizing and include balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. The largest single commercial and multifamily loan at December 31, 2016, totaled $5.9 million and is collateralized by an office building. At December 31, 2016, this loan was performing in accordance with its repayment terms.

The following table displays information on commercial and multifamily real estate loans by type at December 31, 2016 and 2015 (dollars in thousands):

	2016		2015
	Amount	Percent	Amount	Percent
Multifamily residential	$56,797	31.38%	$62,419	35.60%
Office buildings	29,706	16.41	9,154	5.22

Warehouses	18,485	10.21	18,861	10.76
Gas station/Convenience store	11,476	6.34	10,636	6.07
Mobile Home Parks	8,052	4.45	6,424	3.66
Other owner-occupied commercial real estate	29,568	16.34	39,543	22.56
Other non-owner occupied commercial real estate	26,920	14.87	28,275	16.13
Total	$181,004	100.00%	$175,312	100.00%

Construction and Land Lending. We originate construction loans secured by single-family residences and commercial and multifamily real estate. We also originate land acquisition and development loans, which are secured by raw land or developed lots on which the borrower intends to build a residence. At December 31, 2016, our construction and land loans totaled $70.9 million, or 14.1% of our gross loan portfolio, compared to $57.0 million, or 12.4% of our gross loan portfolio at December 31, 2015. At December 31, 2016, unfunded construction loan commitments totaled $33.5 million.

Construction loans to individuals and contractors for the construction of personal residences, including speculative residential construction, totaled $28.8 million, or 41.0%, of our construction and land portfolio at December 31, 2016. In addition to custom home construction loans to individuals, we originate loans that are termed “speculative” which are those loans where the builder does not have, at the time of loan origination, a signed contract with a buyer for the home or lot who has a commitment for permanent financing with either us or another lender. At December 31, 2016, construction loans to contractors for homes that were considered speculative totaled $24.7 million, or 34.8%, of our construction and land portfolio.

The composition of, and location of underlying collateral securing, our construction and land loan portfolio, excluding loan commitments, at December 31, 2016 was as follows (in thousands):

	Puget Sound	Olympic Peninsula	Other	Total
Commercial and multifamily construction	$28,955	$—	$1,045	$30,000
Speculative residential construction	24,479	210	—	24,689
Land acquisition and development and lot loans	6,178	4,726	1,212	12,116
Residential construction	3,500	610	—	4,110
Total	$63,112	$5,546	$2,257	$70,915

Our residential construction loans generally provide for the payment of interest only during the construction phase, which is typically twelve to eighteen months. At the end of the construction phase, the construction loan generally either converts to a longer term mortgage loan or is paid off with a permanent loan from another lender. Residential construction loans are made up to the lesser of a maximum loan-to-value ratio of 100% of cost or 80% of appraised value at completion; however, we generally do not originate construction loans which exceed these limits without some form of credit enhancement to mitigate the higher loan to value.

At December 31, 2016, our largest residential construction loan commitment was for $2.7 million, $2.6 million of which had been disbursed. This loan was performing according to its repayment terms at December 31, 2016. The average outstanding residential construction loan balance was approximately $633,000 at December 31, 2016. Before making a commitment to fund a construction loan, we require an appraisal of the subject property by an independent approved appraiser. During the construction phase, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Loan proceeds are disbursed after inspection based on the percentage of completion method. We also require general liability, builder’s risk hazard insurance, title insurance, and flood insurance, for properties located in or to be built in a designated flood hazard area, on all construction loans.

We also originate developed lot and raw land loans to individuals intending to construct a residence in the future on the property. We will generally originate these loans in an amount up to 75% of the lower of the purchase price or appraisal. These lot and land loans are secured by a first lien on the property and have a fixed rate of interest with a maximum amortization of 20 years.

We make land acquisition and development loans to experienced builders or residential lot developers in our market area. The maximum loan-to-value limit applicable to these loans is generally 75% of the appraised market value upon completion of the project. We may not require cash equity from the borrower if there is sufficient equity in the land being used as collateral. Development plans are required prior to making the loan. Our loan officers are required to personally visit the proposed site of the development and the sites of competing developments. We require that developers maintain adequate insurance coverage. Land acquisition and development loans generally are originated with a loan term up to 24 months, have adjustable rates of interest based on the Wall Street Journal Prime Rate or three or five- year Des Moines Federal Home Loan Bank (“FHLB”) Rate and require interest only payment during the term of the loan. Land acquisition and development loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrants. We also require these loans to be paid on an accelerated basis as the lots are sold, so that we are repaid before all the lots are sold. At December 31, 2016, land acquisition and development and lot loans totaled $12.1 million, or 17.1% of our construction and land portfolio of which $4.7 million were land acquisition and development loans and $7.4 million were lot loans.

We also offer commercial and multifamily construction loans. These loans are underwritten as interest only with financing for up to 18 months under terms similar to our residential construction loans. Commercial and multifamily construction loans are made up to the lesser of a maximum loan-to-value ratio of 100% of cost or 80% of appraised value at completion. Most of our commercial and multifamily construction loans provide for disbursement of loan funds during the construction period and conversion to a permanent loan when the construction is complete, and either tenant lease-up provisions or prescribed debt service coverage ratios are met. At December 31, 2016, commercial and multifamily construction loans totaled $30.0 million, or 42.3% of our construction and land portfolio, compared to $10.0 million, or 17.5% of our construction and land portfolio at December 31, 2015. The three largest commercial and multifamily construction loans at December 31, 2016 included a $4.6 million multifamily residential building, a $4.1 million multifamily residential building and a $3.7 million multifamily residential building, all located in Seattle, Washington.

Our construction/land development loans are based upon estimates of costs in relation to values associated with the completed project. Construction/land development lending involves additional risks when compared with permanent residential lending because funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in the demand, such as for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. These loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers’ borrowing costs, thereby reducing the overall demand for the project. In addition, during the term of some of our construction loans, an interest reserve is created at origination and is added to the principal of the loan through the construction phase. Properties under construction may be difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of resolving problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. Land loans also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can also be significantly impacted by supply and demand conditions.

Commercial Business Lending. At December 31, 2016, commercial business loans totaled $26.3 million, or 5.3% of our gross loan portfolio, compared to $19.3 million, or 4.2% of our gross loan portfolio at December 31, 2015. Substantially all of our commercial business loans have been to borrowers in our market area. Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance commercial vehicles and equipment and loans secured by accounts receivable and/or inventory. Approximately $1.4 million of our commercial business loans at December 31, 2016 were unsecured. Our commercial business lending policy includes an analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally require personal guarantees on both our secured and unsecured commercial business loans. Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage loans.

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

Our commercial business loans are primarily based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers’ cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. This collateral may consist of accounts receivable, inventory, equipment or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the specific type of business and equipment. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself which, in turn, is often dependent in part upon general economic conditions.

Consumer Lending. We offer a variety of secured and unsecured consumer loans, including new and used manufactured homes, floating homes, automobiles, boats and recreational vehicle loans, and loans secured by deposit accounts. We also offer unsecured consumer loans. We originate our consumer loans primarily in our market area. All of our consumer loans are originated on a direct basis. At December 31, 2016, our consumer loans totaled $43.4 million, or 8.7% of our gross loan portfolio, compared to $36.8 million, or 8.0% of our gross loan portfolio at December 31, 2015.

We typically originate new and used manufactured home loans to borrowers who intend to use the home as a primary residence. The yields on these loans are higher than that on our other residential lending products and the portfolio has performed reasonably well with an acceptable level of risk and loss in exchange for the higher yield. Our weighted average yield on manufactured home loans at December 31, 2016 was 7.9%, compared to 4.6% for one- to four-family mortgages, excluding loans held-for-sale. At December 31, 2016, these loans totaled $15.5 million, or 35.7% of our consumer loans and 3.1% of our gross loan portfolio. For used manufactured homes, loans are generally made up to 90% of the lesser of the appraised value or purchase price up to $200,000, and with terms typically up to 20 years. On new manufactured homes, loans are generally made up to 80% of the lesser of the appraised value or purchase price up to $200,000, and with terms typically up to 20 years. We generally charge a 1% fee at origination. We underwrite these loans based on our review of creditworthiness of the borrower, including credit scores, and the value of the collateral, for which we hold a security interest under Washington law.

Manufactured home loans are higher risk than loans secured by residential real property, though this risk is reduced if the owner also owns the land on which the home is located. A small portion of our manufactured home loans involve properties on which we also have financed the land for the owner. The primary risk in manufactured home loans is the difficulty in obtaining adequate value for the collateral due to the cost and limited ability to move the collateral. These loans tend to be made to retired individuals and first-time homebuyers. First-time homebuyers of manufactured homes tend to be a higher credit risk than first-time homebuyers of single family residences, due to more limited financial resources. As a result, these loans have a higher probability of default, higher delinquency rates and greater servicing and collateral recovery costs than single family residential loans and other types of consumer loans. We take into account this additional risk as a component of our allowance for loan losses. We attempt to work out delinquent loans with the borrower and, if that is not successful, any past due manufactured homes are repossessed and sold. At December 31, 2016, there were six nonperforming manufactured home loans totaling $120,000 and we held one manufactured home valued at $9,500 as a repossessed asset.

We originate floating home, houseboat and house barge loans typically located on cooperative or condominium moorages. Terms vary from five to 20 years and have a fixed rate of interest. We lend up to 80% of the lesser of the appraised value or purchase price. The primary risk in floating home loans is the unique nature of the collateral and the challenges of relocating such collateral to a location other than where such housing is permitted. The process for securing the deed and/or the condominium or cooperative dock is also unique compared to other types of lending we participate in. As a result, these loans may have higher collateral recovery costs than for one- to four-family mortgage loans and other types of consumer loans. We take into account these additional risks as a part of our underwriting criteria. At December 31, 2016, floating home loans totaled $24.0 million, or 55.3% of our consumer loan portfolio and 4.8% of our gross loan portfolio.

The balance of our consumer loans include loans secured by new and used automobiles, new and used boats, motorcycles and recreational vehicles, loans secured by deposits and unsecured consumer loans, all of which, at December 31, 2016, totaled $3.9 million, or 9.1% of our consumer loan portfolio and 0.8% of our gross loan portfolio. Our automobile loan portfolio totaled $457,000 at December 31, 2016, or 1.1% of our consumer loan portfolio and 0.1% of our gross loan portfolio. Automobile loans may be written for a term up to 72 months and have fixed rates of interest. Loan-to-value ratios are up to 100% of the lesser of the purchase price or the National Automobile Dealers Association value for used automobiles, including tax, licenses, title and mechanical breakdown and gap insurance.

Loans secured by boats, motorcycles and recreational vehicles typically have terms from five to 20 years depending on the collateral and loan-to-value ratios up to 90%. These loans may be made with fixed or adjustable interest rates. Our unsecured consumer loans have either a fixed rate of interest generally for a maximum term of 48 months, or are revolving lines of credit of generally up to $25,000. At December 31, 2016, unsecured consumer loans totaled $1.1 million and unfunded commitments on our unsecured consumer lines of credit totaled $1.4 million. At that date, the average outstanding balance on these lines was less than $1,000.

Consumer loans (other than our manufactured and floating homes) generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing additional marketing opportunities.

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

Loan Originations, Purchases, Sales, Repayments and Servicing

We originate both fixed-rate and adjustable-rate loans. Our ability to originate loans, however, is dependent upon customer demand for loans in our market area. Over the past few years, we have continued to originate residential and consumer loans, and increased our emphasis on commercial and multifamily, construction and land, and commercial business lending. Demand is affected by competition and the interest rate environment. During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the prevailing low interest rate environment in the United States. In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. If a proposed loan exceeds our internal lending limits, we may originate the loan on a participation basis with another financial institution. From time to time, we also participate with other financial institutions on loans they originate. In 2016, 2015 and 2014, we sold commercial loan participations to other financial institutions in the amount of $3.0 million, $6.9 million and $5.5 million, respectively. We underwrite loan purchases and participations to the same standards as an internally-originated loan. We purchased two commercial business loan participations with other financial institutions in 2016 totaling $2.7 million as compared to none in 2015 and $166,000 in 2014.

We do not actively engage in originating negative amortization, option adjustable rate or subprime loans and have no established program to originate or purchase these loans. We do offer interest-only one- to four- family loans to well-qualified borrowers and at December 31, 2016, we held $17.2 million of such loans in our loan portfolio, representing 3.4% of our gross loan portfolio. Subprime loans are defined as loans that at the time of loan origination had a FICO credit score of less than 660. Of the $142.7 million in one- to four- family loans originated in 2016, only $1.6 million, or 1.2%, were to borrowers with a credit score under 660. Based on the FICO score as of December 31, 2016, our subprime portfolio included approximately $13.0 million in one- to four-family mortgage loans, $3.2 million in home equity loans, $230,000 in construction and land loans, $1.9 million in manufactured home loans, $208,000 in other consumer loans, $46,000 in commercial business loans or $18.6 million in the aggregate, representing 3.7% of our loan portfolio.

In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services.

We also sell whole one-to four-family loans without recourse to Fannie Mae, subject to a provision for repurchase upon breach of representation, warranty or covenant. These loans are fixed-rate mortgages, which primarily are sold to reduce our interest rate risk and generate noninterest income. These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer. These sales allow for a servicing fee on loans when the servicing is retained by us. Most one- to four-family loans are sold with servicing retained. At December 31, 2016, we were servicing a $410.1 million portfolio of residential mortgage loans for Fannie Mae. No loans were repurchased from Fannie Mae in either 2016 or 2015.

We earned mortgage servicing income of $956,000, $840,000 and $509,000 for the years ended December 31, 2016, 2015 and 2014, respectively. In November 2009, we acquired a $340.1 million loan servicing portfolio from Leader Financial Services. These loans are 100% owned by Fannie Mae and are subserviced under an agreement with a third party loan servicer who performs all servicing including payment processing, reporting and collections. In October 2015, we acquired a $45.9 million loans servicing portfolio from Seattle Bank. These loans are 100% owned by Fannie Mae and are serviced by us. These mortgage servicing rights are carried at fair value and had a value at December 31, 2016 of $3.6 million. See Note 6 in the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K.

Sales of whole real estate loans are beneficial to us since these sales may generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending, and increase liquidity. We sold $85.1 million, $72.6 million and $52.7 million of conforming one- to four- family loans during the years ended December 31, 2016, 2015 and 2014, respectively. Gains, losses and transfer fees on sales of one-to four-family loans and participations are recognized at the time of the sale. Our net gain on sales of residential loans for all of 2016, 2015 and 2014 was $1.4 million, $1.3 million and $624,000, respectively. In addition to loans sold to Fannie Mae on a servicing retained basis, we also sell nonconforming residential loans to correspondent banks on a servicing released basis. In 2016, we sold $8.2 million of loans servicing released.

The following table shows our loan origination, sale and repayment activities, including loans held-for-sale, for the periods indicated (in thousands):

	For the year ended December 31,
	2016	2015	2014
Originations by type:
Fixed-rate:
One- to four-family	$137,760	$107,440	$81,130
Home equity	1,733	3,170	2,812
Commercial and multifamily	20,561	29,215	25,342
Construction and land	31,610	22,665	48,490
Manufactured homes	5,006	4,594	2,068
Other consumer(1)	13,324	12,905	9,652
Commercial business	6,365	3,286	5,146
Total fixed-rate	216,359	183,275	174,640
Adjustable rate:
One- to four-family	4,970	4,831	1,199
Home equity	2,067	1,881	3,550
Commercial and multifamily	37,256	35,136	25,789
Construction and land	629	2,609	8,228
Other consumer	81	133	264
Commercial business	2,131	3,266	4,193
Total adjustable-rate	47,134	47,856	43,223
Total loans originated	263,493	231,131	217,863
Purchases by type:
Commercial business participations	2,694	—	166
Total loan participations purchased	2,694	—	166
Sales, repayments and participations sold:
One- to four-family	85,092	72,622	52,696
Commercial and multifamily	3,042	6,858	5,445
Total loans sold and loan participations	88,134	79,480	58,141
Total principal repayments	137,400	122,351	119,774
Total reductions	225,534	201,831	177,915
Net increase	$40,653	$29,300	$40,114
(1)	Included in other consumer loan originations are floating home loans totaling $12.7 million, $11.5 million and $7.7 million as of December 31, 2016, 2015 and 2014, respectively.

The increase in originations in 2016 compared to 2015 was primarily due to a modest decrease in interest rates and increased sales efforts by our residential lenders which spurred the increase in the refinancing of one- to four-family originations. One- to four- family home purchases continued to be strong in our market area due to the economic environment and the rate of unemployment in our markets although it has somewhat been hampered due to the lack of overall supply, especially in the Seattle area. Demand for construction loans for new homes and apartments continued to be strong as our markets experienced appreciation in residential market prices and a declining supply of homes for sale because of strong demand. Increased commercial and multifamily construction loan originations in 2016 compared to 2015 were due to an emphasis on producing these types of loans in our markets.

Asset Quality

When a borrower fails to make a required payment on a one-to four-family loan, we attempt to cure the delinquency by contacting the borrower. In the case of loans secured by a one-to four-family property, a late notice typically is initially sent 15 days after the due date. Generally, a pre-foreclosure loss mitigation letter is also mailed to the borrower 30 days after the due date. All delinquent accounts are reviewed by a loan officer or branch manager who attempts to cure the delinquency by contacting the borrower. If the account becomes 120 days delinquent and an acceptable foreclosure alternative has not been agreed upon, we generally refer the account to legal counsel with instructions to prepare a notice of default. The notice of default begins the foreclosure process. If foreclosure is completed, typically we take title to the property and sell it directly through a real estate broker.

Delinquent consumer loans are handled in a similar manner to one-to four-family loans. Our procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by us that it would be beneficial from a cost basis.

Once a loan is 90 days past due, it is classified as nonaccrual. Generally, delinquent consumer loans are charged-off at 120 days past due, unless we have a reasonable basis justifying continuing collection efforts.

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2016 (dollars in thousands):

	Loans Delinquent For:
	30-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
One- to four- family	15	$2,637	1.73%	5	$1,787	1.17%	20	$4,424	2.90%
Home equity	6	460	1.66	5	494	1.78	11	954	3.44
Commercial and Multifamily	—	—	—	—	—	—	—	—	—
Construction and land	3	440	0.62	—	—	—	3	440	0.62
Manufactured homes	15	349	2.25	3	62	0.40	18	411	2.65
Other consumer	2	27	0.69	—	—	—	2	27	0.69
Commercial Business	2	149	0.57	—	—	—	2	149	0.57
Total	43	$4,062	0.81%	13	$2,343	0.47%	56	$6,405	1.28%

Nonperforming Assets. The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio (in thousands). Loans are placed on nonaccrual status when the collection of principal and/or interest become doubtful or when the loan is more than 90 days past due. OREO and repossessed assets include assets acquired in settlement of loans. We had no accruing loan 90 days or more delinquent for the 2016 period reported.

	December 31,
	2016	2015	2014	2013	2012
Nonperforming loans(1):
One- to four-family	$2,216	$1,640	$1,512	$772	$1,143
Home equity	553	428	386	222	717
Commercial and multifamily	218	—	1,639	820	1,347
Construction and land	—	—	81	—	471
Manufactured homes	120	62	195	106	29
Other consumer	—	—	29	1	8
Commercial business	242	—	—	—	197
Total nonperforming loans	$3,349	$2,130	$3,842	$1,921	3,912
OREO and repossessed assets:
One- to four-family	$562	$159	$269	$1,086	$1,318
Commercial and multifamily	600	600	—	—	1,073
Construction and land	—	—	—	—
Manufactured homes	10	10	54	92	112
Other consumer	—	—	—	—	—
Total OREO and repossessed assets	1,172	769	323	1,178	2,503
Total nonperforming assets	$4,521	$2,899	$4,165	$3,099	$6,415
Nonperforming assets as a percentage of total assets	0.77%	0.54%	0.84%	0.70%	1.68%
Performing restructured loans:
One- to four- family	$1,977	$2,415	$2,619	$3,195	$3,198
Home equity	144	232	679	704	356
Commercial and multifamily	361	1,966	1,317	761	776
Construction and land	83	91	99	106	100
Manufactured homes	160	255	279	496	602
Other consumer	40	—	1	9	19
Commercial business	—	114	123	133	564
Total performing restructured loans	$2,765	$5,073	$5,117	$5,404	$5,615
(1)	Nonperforming loans include $683,000, $971,000, $2.3 million, $1.0 million and $828,000 million in nonperforming troubled debt restructurings as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

Nonperforming one- to four- family loans increased $576,000 to $2.2 million at December 31, 2016 from $1.6 million at December 31, 2015 due primarily to a $1.2 million one-to-four- family loan secured by one home which was also our largest nonperforming loan at December 31, 2016. Nonperforming one- to four- family loans at December 31, 2016 consisted of eight loans to different borrowers with an average loan balance of $277,000. There was one $218,000 nonperforming commercial and multifamily loan at December 31, 2016, as compared to no nonperforming commercial and multifamily loans at December 31, 2015.

For the year ended December 31, 2016, gross interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms amounted to $54,000, all of which was excluded from interest income for the year ended December 31, 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition at December 31, 2016 Compared to December 31, 2015 -- Delinquencies and Nonperforming Assets” contained in Item 7 of this report on Form 10-K for more information on troubled assets.

Troubled Debt Restructured Loans. Troubled debt restructurings (“TDRs), which are accounted for under Accounting Codification Standard (“ASC”) 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. All TDRs are initially classified as impaired, regardless of whether the loan was performing at the time it was restructured. Once a troubled debt restructuring has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, we remove the TDR from nonperforming status. At December 31, 2016, we had $2.8 million of loans that were classified as performing TDRs and still on accrual. Included in nonperforming loans at December 31, 2016 and 2015 were troubled debt restructured loans of $683,000 and $971,000, respectively.

OREO and Repossessed Assets. OREO and repossessed assets include assets acquired in settlement of loans. At December 31, 2016, OREO and repossessed assets totaled $1.2 million. Our OREO at December 31, 2016, consisted of a former bank branch property located in Port Angeles, Washington which was acquired in 2015 as a part of three branches purchased from another financial institution with an OREO balance of $600,000, a single family residence in Islip, New York, with an OREO balance of $324,000 and a single family residence in Clallam County with an OREO balance of $170,000. The former bank branch property originally was classified as a fixed asset and was subsequently reclassified to OREO in 2016. It is currently leased to a not for profit organization based in our market area at a below market rate. The property in New York State was a repurchase of a loan from the portfolio of mortgage servicing rights the bank acquired in 2009.

Other Loans of Concern. In addition to the nonperforming assets set forth in the table above, as of December 31, 2016, there were 22 loans totaling $2.2 million with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories. The majority of these loans have been considered individually in management’s determination of our allowance for loan losses. The largest loans of concern at December 31, 2016, were a $767,000 loan secured by owner occupied office building in King County, Washington, and a $373,000 loan secured by a single family residence in King County, Washington. Additional other loans of concern included $602,000 in residential first mortgages, $236,000 of commercial and multifamily loans, $153,000 in home equity loans, $56,000 in manufactured home loans and $62,000 in other consumer loans. Loans of concern had specific loan loss reserves of $132,000 at December 31, 2016.

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

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address specific impairments. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off those assets in the period in which they are deemed uncollectible. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC and, since our conversion to a Washington chartered commercial bank, the WDFI, which can order the establishment of additional loss allowances. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. At December 31, 2016, special mention assets totaled $169,000.

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets, at December 31, 2016, we had classified $6.6 million of our assets as substandard, of which $5.1 million represented a variety of outstanding loans, $347,000 represented non-agency mortgage backed securities, and the remaining balance OREO and repossessed assets. At that date, we had no assets classified as doubtful or loss. This total amount of classified assets represented 11.0% of our equity capital and 1.1% of our assets at December 31, 2016. Classified assets totaled $3.7 million, or 6.9% of our equity capital and 0.7% of our assets at December 31, 2015.

Allowance for Loan Losses. We maintain an allowance for loan losses to absorb probable loan losses in the loan portfolio. The allowance is based on ongoing, monthly assessments of the estimated probable incurred losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as one-to four-family, small commercial and multifamily, home equity and consumer loans, including floating homes and manufactured homes, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. More complex loans, such as commercial and multifamily loans and commercial business loans, are evaluated individually for impairment, primarily through the evaluation of the borrower’s net operating income and available cash flow and their possible impact on collateral values.

At December 31, 2016, our allowance for loan losses was $4.8 million, or 0.96% of our total loan portfolio, compared to $4.6 million, or 1.01% of our total loan portfolio in 2015. Specific valuation reserves totaled $863,000 and $882,000 at December 31, 2016 and 2015, respectively.

Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, properly reflects estimated probable loan losses inherent in our loan portfolio. See Notes 1 and 5 in the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K. The following table sets forth an analysis of our allowance for loan losses at the dates indicated (dollars in thousands):

	December 31,
	2016	2015	2014	2013	2012
Balance at beginning of period	$4,636	$4,387	$4,177	$4,248	$4,455
Charge-offs:
One- to four-family	72	21	127	560	2,740
Home equity	15	35	295	593	1,084
Commercial and multifamily	314	—	47	194	503
Construction and land	—	40	—	7	222
Manufactured homes	—	37	197	143	152
Other consumer	42	77	77	41	286
Commercial business	29	—	—	46	44
Total charge-offs	472	210	743	1,584	5,031
Recoveries:
One- to four-family	47	—	64	—	4
Home equity	78	36	52	19	158
Commercial and multifamily	—	—	2	32	83
Construction and land	18	—	—	—	—
Manufactured homes	8	8	14	3	11
Other consumer	53	15	21	31	33
Commercial business	—	—	—	78	10
Total recoveries	204	59	153	163	299
Net charge-offs	268	151	590	1,421	4,732
Additions charged to operations	454	400	800	1,350	4,525
Balance at end of period	$4,822	$4,636	$4,387	$4,177	$4,248
Net charge-offs during the period as a percentage of average loans outstanding during the period	0.06%	0.03%	0.14%	0.40%	1.55%
Net charge-offs during the period as a percentage of average nonperforming assets	6.27%	5.26%	18.65%	41.16%	35.15%
Allowance as a percentage of nonperforming loans	143.98%	217.65%	114.19%	217.44%	110.88%
Allowance as a percentage of total loans (end of period)	0.96%	1.01%	1.02%	1.07%	1.30%

Recently, economic conditions have been improving in our market areas, however, economic growth has been slow and uneven, presenting an unusually challenging environment for banks and their holding companies, including us. Property values, which began improving in 2013, have generally stabilized, although for some loans they still may be lower than when the related loans were originated. Recent trends in housing prices and unemployment rates in our market areas reflect continuing improvement. The decrease in our allowance for loan losses as a percentage of nonperforming loans during 2016 was a result of an increase in nonperforming loans during the last year due primarily to the addition of a $1.2 million nonperforming one-to-four- family loan located in King County, Washington. The allowance for loan losses as a percentage of nonperforming loans was 143.98% and 217.65% as of December 31, 2016 and 2015, respectively.

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows (dollars in thousands):

	December 31,
	2016		2015		2014		2013		2012
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Allocated at end of period to:
One- to four-family	$1,542	30.37%	$1,839	30.61%	$1,442	30.80%	$1,915	30.02%	$1,417	28.71%
Home equity	378	5.53	607	6.85	601	8.03	781	8.96	997	10.80
Commercial and multifamily	1,144	36.07	921	38.01	1,244	39.12	300	40.17	492	40.79
Construction and land	459	14.13	382	12.37	399	10.72	318	11.30	217	7.77
Manufactured homes	168	3.09	301	2.99	193	2.90	209	3.44	260	4.96
Other consumer	244	5.56	188	4.99	167	3.91	109	2.62	146	2.64
Commercial business	175	5.25	157	4.18	108	4.52	102	3.49	218	4.33
Unallocated	712	—	241	—	233	—	443	—	501	—
Total	$4,822	100.00%	$4,636	100.00%	$4,387	100.00%	$4,177	100.00%	$4,248	100.00%

Investment Activities

State chartered commercial banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured commercial banks and savings banks, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, state commercial banks may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that the institution is otherwise authorized to make directly. See “- How We Are Regulated – Sound Community Bank” for a discussion of additional restrictions on our investment activities.

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

The general objectives of our investment portfolio will be to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. Our investment quality will emphasize safer investments with the yield on those investments secondary to not taking unnecessary risk with the available funds. See “Quantitative and Qualitative Disclosures About Market Risk” for additional information about our interest rate risk management contained in Item 7A. of this report on Form 10-K.

At December 31, 2016, we owned $2.8 million FHLB stock. As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2016, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital.

	December 31,
	2016		2015		2014
Securities available for sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Municipal bonds	$3,262	$3,353	$1,912	$2,096	$1,911	$2,083
Agency mortgage-backed securities	2,858	2,904	4,088	4,172	7,024	7,096
Non-agency mortgage-backed securities(1)	362	347	449	428	2,312	2,345
Total available for sale securities	6,482	6,604	6,449	6,696	11,247	11,524
FHLB stock	2,840	2,840	2,212	2,212	2,224	2,224
Total securities	$9,322	$9,444	$8,661	$8,908	$13,471	$13,748
(1)	Our non-agency mortgage backed securities consist of one security purchased at a discount which had an unrealized loss of $15,000 as of December 31, 2016. This security has performed and paid principal and interest each month as contractually committed.

The composition and maturities of our investment securities portfolio at December 31, 2016, excluding FHLB stock, are as follows: Municipal bonds with an amortized cost of $1.3 million and a fair value of $1.3 million with a final maturity in one to five years, municipal bonds with an amortized cost of $414,000 and a fair value of $432,000 with a final maturity in five to ten years, and municipal bonds with an amortized cost of $1.5 million and a fair value of $1.6 million with a final maturity greater than ten years; federal agency mortgage-backed securities with an amortized cost of $2.9 million and a fair value of $2.9 million with a final maturity greater than ten years; and one non-agency mortgage-backed security with an amortized cost of $362,000 and a fair value of $347,000 with a final maturity greater than ten years.

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

During the year ended December 31, 2016, we did not recognize any non-cash OTTI charges on our investment securities. One agency security and one non-agency mortgage-backed security had unrealized losses but management determined the decline in value was not related to specific credit deterioration. We do not intend to sell these securities and it is more likely than not that we will not be required to sell either security before anticipated recovery of the remaining amortized cost basis. We closely monitor our investment securities for changes in credit risk. The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them. If market conditions deteriorate and we determine our holdings of these or other investment securities are OTTI, our future earnings, shareholders’ equity, regulatory capital and continuing operations could be materially adversely affected.

Sources of Funds

General. Our sources of funds are primarily deposits (including deposits from public entities), borrowings, payments of principal and interest on loans and investments and funds provided from operations.

Deposits. We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. Our deposits consist of savings accounts, money market deposit accounts, now accounts, demand accounts and certificates of deposit. We solicit deposits primarily in our market area; however, at December 31, 2016, approximately 3.4% of our deposits were from persons outside the State of Washington. As of December 31, 2016, core deposits, which we define as our non-time deposit accounts and time deposit accounts less than $250,000, represented approximately 88.0% of total deposits, compared to 85.7% and 86.9% as of December 31, 2015 and December 31, 2014, respectively. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits and we expect to continue these practices in the future.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We are more susceptible to short-term fluctuations in deposit flows as customers are more interest rate sensitive. We manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors. Based on our experience, we believe that our deposits are relatively stable sources of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them is and will continue to be significantly affected by market conditions.

The following table sets forth our deposit flows during the periods indicated (dollars in thousands):

	For the year ended December 31,
	2016	2015	2014
Opening balance	$440,024	$407,809	$348,339
Net deposits	24,999	29,569	57,201
Interest credited	2,708	2,646	2,269
Ending balance	$467,731	$440,024	$407,809
Net increase	$27,707	$32,215	$59,470
Percent increase	6.3%	7.9%	17.1%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by us at the dates indicated (dollars in thousands):

	December 31,
	2016		2015		2014
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
Noninterest-bearing demand	$60,566	12.94%	$48,067	10.92%	$41,773	10.24%
Interest-bearing demand	150,327	32.14	127,392	28.95	103,048	25.27
Savings	44,879	9.60	38,833	8.83	33,233	8.15
Money market	49,042	10.49	54,046	12.28	55,236	13.54
Escrow	3,175	0.68	2,806	0.64	2,580	0.63
Total non-maturity deposits	307,989	65.85	271,144	61.62	235,870	57.83
Certificates of deposit:
1.99% or below	152,294	32.56	155,409	35.32	156,690	38.43
2.00 - 3.99%	7,448	1.59	13,471	3.06	15,217	3.73
4.00 - 5.99%	—	—	0	0.00	32	0.01
Total certificates of deposit	159,742	34.15	168,880	38.38	171,939	42.17
Total deposits	$467,731	100.00%	$440,024	100.00%	$407,809	100.00%

Interest-bearing demand accounts increased during the last three years primarily as a result of a continued marketing emphasis on our rewards checking product as well our competitively priced interest-bearing demand account. This product is priced and marketed similarly to a money market account, however it does not have the monthly withdrawal and outgoing transfer restrictions like savings and money market accounts. The increase in noninterest-bearing demand accounts during the last three years was primarily a result of our continued emphasis on attracting relatively low-cost core deposit accounts, in particular from small businesses. The decrease in money market accounts over the last three years was primarily the result of customers shifting these funds into higher yielding interest-bearing demand accounts. The decrease in certificate accounts was primarily a result of a decrease in public fund certificates to $39.7 million as of December 31, 2016 from $48.1 million as of December 31, 2015 and, in part, to low rates on these types of deposits over the last three years.

We are a public funds depository and as of December 31, 2016, we had $39.7 million in public funds. These funds consisted of $39.5 million in certificates of deposit, $141,000 in money market accounts and $64,000 in checking accounts at December 31, 2016. These accounts must be 50% collateralized if the amount on deposit exceeds FDIC insurance of $250,000. We use letters of credit from the FHLB as collateral for these funds.

The following table shows rate and maturity information for our certificates of deposit at December 31, 2016 (dollars in thousands):

	0.00- 1.99%	2.00- 3.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:
March 30, 2017	$30,025	$1,576	$31,601	19.78%
June 30, 2017	11,228	4,258	15,486	9.69
September 30, 2017	19,674	1,541	21,215	13.28
December 31, 2017	12,166	—	12,166	7.62
March 30, 2018	8,978	73	9,051	5.67
June 30, 2018	10,688	—	10,688	6.69
September 30, 2018	10,416	—	10,416	6.52
December 31, 2018	15,105	—	15,105	9.46
March 30, 2019	4,068	—	4,068	2.55
June 30, 2019	8,419	—	8,419	5.27
September 30, 2019	594	—	594	0.37
December 31, 2019	1,311	—	1,311	0.82
Thereafter	19,622	—	19,622	12.28
Total	$152,294	$7,448	$159,742	100.00%
Percent of total	95.34%	4.66%	100.00%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2016 (in thousands):

	Maturity
	3 months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
Certificates of deposit less than $100,000	$5,841	$6,087	$11,537	$29,245	$52,710
Certificates of deposit of $100,000 or more	25,760	9,399	21,844	50,029	107,032
Total certificates of deposit	$31,601	$15,486	$33,381	$79,274	$159,742

Borrowings. Although deposits are our primary source of funds, we may utilize borrowings as a cost-effective source of funds when they can be invested at a positive interest rate spread, for additional capacity to fund loan demand, or to meet our asset/liability management goals. Our borrowings currently consist of advances from the FHLB. See Note 10 in the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K.

We are a member of and obtain advances from the FHLB, which is part of the Federal Home Loan Bank System. The eleven regional Federal Home Loan Banks provide a central credit facility for their member institutions. These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing. We have entered into a loan agreement with the FHLB pursuant to which Sound Community Bank may borrow up to approximately 35% of its total assets, secured by a blanket pledge on a portion of our residential mortgage portfolio including one- to four family first and second mortgage loans, and commercial and multifamily loans. Based on eligible collateral, the total amount available under this agreement as of December 31, 2016 was $122.2 million. At the same date, we had $54.8 million in FHLB advances outstanding with maturities between zero and one year. We also had outstanding letters of credit from the FHLB with a notional amount of $21.0 million at December 31, 2016. We plan to rely in part on FHLB advances to fund asset and loan growth. We also use short-term advances to meet short term liquidity needs. We are required to own stock in the FHLB based on the amount of our advances.

From time to time, we also may borrow from the Federal Reserve Bank of San Francisco’s “discount window” for overnight liquidity needs, although we have not borrowed from the discount window in recent years.

The following table sets forth the maximum balance and average balance of borrowings for the periods indicated (dollars in thousands):

	For the year ended December 31,
	2016	2015	2014
Maximum balance:
FHLB advances	$59,846	$44,988	$47,006
Average balances:
FHLB advances	$36,609	$24,626	$26,384
Weighted average interest rate:
FHLB advances	0.58%	0.43%	0.58%

The following table sets forth certain information about our borrowings at the dates indicated (dollars in thousands):

	As of December 31,
	2016	2015	2014
FHLB advances	$54,792	$40,435	$30,578
Weighted average interest rate:
FHLB advances	0.82%	0.39%	0.38%

Subsidiary and Other Activities

Sound Financial Bancorp has one subsidiary, Sound Community Bank.

Competition

We face competition in attracting deposits and originating loans. Competition in originating real estate loans comes primarily from other savings banks, commercial banks, credit unions, life insurance companies and mortgage brokers. Savings banks, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. Commercial business competition is primarily from local commercial banks, but savings banks and credit unions also compete for this business. We compete by consistently delivering high-quality, personal service to our customers which results in a high level of customer satisfaction.

Our market area has a high concentration of financial institutions, many of which are branches of large money center and regional banks that have resulted from the consolidation of the banking industry in Washington and other western states. These include such large national lenders as US Bank, JP Morgan Chase, Wells Fargo, Bank of America, Key Bank and others in our market area that have greater resources than we do. Customers who seek “one-stop shopping” may be drawn to institutions that offer services that we do not.

We attract our deposits through our branch office system. Competition for those deposits is principally from savings banks, commercial banks and credit unions, as well as mutual funds and other alternative investments. We compete for these deposits by offering superior service, online and mobile access and a variety of deposit accounts at competitive rates. Based on the most recent data provided by the FDIC, there are approximately 55 other commercial banks and savings banks operating in the Seattle MSA, which includes King, Snohomish and Pierce Counties. Based on the most recent branch deposit data provided by the FDIC, our share of deposits in the Seattle MSA is approximately 0.18%. The five largest financial institutions in that area have 71.07% of those deposits. In Clallam County there are ten other commercial banks and savings banks. Our share of deposits in Clallam County was the second highest in the county at approximately 15.70%, with the five largest institutions in that county having 76.02% of the deposits. In Jefferson County there are seven other commercial banks and savings banks. Our share of deposits in Jefferson County is approximately 4.83%, while the five largest institutions in that county have 82.76% of those deposits.

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

Regulatory Reform. On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. The following discussion summarizes significant aspects of the Dodd-Frank Act that affect us.

The following aspects of the Dodd-Frank Act are related to our operations:

•	The Consumer Financial Protection Bureau (the “CFPB”), an independent consumer compliance regulatory agency within the Federal Reserve, has been established. The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority over financial institutions with total assets over $10 billion with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like Sound Community Bank, are subject to supervision and enforcement by their primary federal banking regulator with respect to federal consumer financial protection laws and regulations. The CFPB also has authority to promulgate new consumer financial protection regulations and amend existing consumer financial protection regulations.
•	The Federal Reserve must require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.
•	The prohibition on payment of interest on demand deposits was repealed.
•	Deposit insurance increased to $250,000.
•	The deposit insurance assessment base for FDIC insurance is the depository institution’s average consolidated total assets less average tangible equity during the assessment period.
•	The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or the comparable percentage of the assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion. Pursuant to the Dodd-Frank Act, the FDIC issued a rule setting a designated reserve ratio at 2.0% of insured deposits.
•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules. The federal banking agencies have promulgated new rules

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

Regulation by the WDFI and the FDIC. State law and regulations govern Sound Community Bank’s ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make other loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. As a state commercial bank, Sound Community Bank must pay semi-annual assessments, examination costs and certain other charges to the WDFI.

Washington law generally provides the same powers for Washington commercial banks as federally and other-state chartered savings banks with branches in Washington. Washington law allows Washington commercial banks to charge the maximum interest rates on loans and other extensions of credit to Washington residents which are allowable for a national bank in another state if higher than Washington limits. In addition, the WDFI may approve applications by Washington commercial banks to engage in an otherwise unauthorized activity, if it determines that the activity is closely related to banking, and Sound Community Bank is otherwise qualified under the statute.

Federal law generally limits the activities and equity investments of Sound Community Bank to those that are permissible for national banks, unless approved by the FDIC. Our relationship with our depositors and borrowers is regulated to a great extent by federal laws and regulations, especially with respect to disclosure requirements.

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

Loans in excess of the supervisory loan-to-value ratio limitations must be identified in Sound Community Bank’s records and reported at least quarterly to Sound Community Bank’s Board of Directors. Sound Community Bank is in compliance with the record and reporting requirements. As of December 31, 2016, Sound Community Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were $5.8 million.

The FDIC and the WDFI must approve any merger transaction involving Sound Community Bank as the acquirer, including an assumption of deposits from another depository institution. The FDIC generally is authorized to approve interstate merger transactions without regard to whether the transaction is prohibited by the law of any state. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described below. The Dodd-Frank Act permits de novo interstate branching for banks.

Insurance of Accounts. The Deposit Insurance Fund (“DIF”) of the FDIC insures deposit accounts in Sound Community Bank up to $250,000 per separately insured depositor.

The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution applied to its deposit base, which is its average consolidated total assets minus its Tier 1 capital. No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

Prior to July 1, 2016, each institution with less than $10 billion in assets (a small institution) was assigned to one of four risk categories based on its capital levels, supervisory ratings and other factors. The assessment rates ranged from approximately 5 basis points to 35 basis points, subject to certain adjustments.

Effective July 1, 2016, the FDIC changed the method of calculating assessments for small institutions so that assessment rates for small institutions are based on an institution’s weighted average CAMELS component ratings and certain financial ratios. Assessment rates range from 1.5 to 16 basis points for institutions with CAMELS composite ratings of 1 or 2, 3 to 30 basis points for those with a CAMELS composite score of 3, and 11 to 30 basis points for those with CAMELS Composite scores of 4 or 5, subject to certain adjustments. Assessment rates are expected to decrease in the future as the reserve ratio increases in specified increments to the 1.35% ratio required by the Dodd-Frank Act.

As required by the Dodd Frank Act, the FDIC has adopted a rule to offset the effect of the increase in the minimum reserve ratio of the DIF on small institutions by imposing a surcharge on institutions with assets of $10 billion or more commencing on July 1, 2016 and ending when the reserve ratio reaches 1.35%. This surcharge period is expected to begin in 2016 and end by December 31, 2018. Small institutions will receive credits for the portions of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The credits will apply to reduce regular assessments by 2.0 basis points for quarters when the reserve ratio is at least 1.40%.

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

Capital Rules. Effective January 1, 2015 (with some provisions transitioned into full effectiveness over several years), Sound Financial Bancorp and Sound Community Bank are subject to new capital regulations adopted by the Federal Reserve and the FDIC. Under these capital regulations, the minimum capital ratios are: (1) a common equity Tier 1 (“CET1”) capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets, and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%. CET1 generally consists of common stock, retained earnings, accumulated other comprehensive income (“AOCI”) unless an institution elects to exclude AOCI from regulatory capital, as discussed below, and certain minority interests, all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally includes CET1 and noncumulative perpetual preferred stock, less most intangible assets, subject to certain adjustments. Total capital consists of Tier 1 and Tier 2 Capital. Tier 2 capital, which is limited to 100 percent of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock that may be included in Tier 2 capital is limited to 50 percent of Tier 1 capital. Risk-weighted assets are determined under the capital regulations, which assign risk-weights to all assets and to certain off-balance sheet items.

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

In addition to the minimum CET1, Tier 1 and total capital ratios, Sound Financial Bancorp and Sound Community Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The capital conservation buffer requirement is phased in beginning on January 1, 2016, when a buffer greater than 0.625% of risk-weighted assets will be required, which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019.

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

As of December 31, 2016, Sound Financial Bancorp and Sound Community Bank are well-capitalized under the capital rules and meet the capital conservation buffer requirement.

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

Federal Home Loan Bank System. Sound Community Bank is a member of the Federal Home Loan Bank of Des Moines, one of the 11 regional Federal Home Loan Banks in the Federal Home Loan Bank System. The Federal Home Loan Bank System provides a central credit facility for member institutions. As a member of the Federal Home Loan Bank of Des Moines, the Bank is required to hold shares of capital stock in that Federal Home Loan Bank. At December 31, 2016, the Bank had $2.8 million in Federal Home Loan Bank stock, which was in compliance with this requirement. Sound Community Bank received $65,000 in dividends from the Federal Home Loan Bank of Des Moines for the year ended December 31, 2016.

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

We had no unrecognized tax benefits at December 31, 2016 and at December 31, 2015.

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

State Taxation

We are subject to a business and occupation tax imposed under Washington state law at the rate of 1.5% of gross receipts. Interest received and servicing income on loans secured by mortgages or deeds of trust on residential properties and certain investment securities are exempt from this tax.

Employees

At December 31, 2016, we had a total of 97 full-time employees and 9 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers of Sound Financial Bancorp and Sound Community Bank

Officers are elected annually to serve for a one year term. There are no arrangements or understandings between the officers and any other person pursuant to which he or she was or is to be selected as an officer.

Laura Lee Stewart. Ms. Stewart, age 67, is currently President and Chief Executive Officer of Sound Community Bank and Sound Financial Bancorp. Prior to joining Sound Community Bank as its President in 1989, when it was a credit union, Ms. Stewart was Senior Vice President/Retail Banking at Great Western Bank. Ms. Stewart was selected as an inaugural member of the FDIC Community Bank Advisory Board and completed her term in 2011. In 2011, Ms. Stewart was appointed to the inaugural Consumer Financial Protection Bureau board and completed her term in 2013. She also served as Chair of the ABA Government Relations Council and is the past Chair of the Washington Bankers Association. In 2011 and again in 2015, The American Banker honored her as one of the top 25 Women to Watch in banking. In 2016, Ms. Stewart was recognized as a Women of Influence by the Puget Sound Business Journal. Ms. Stewart also is a member of the National Arthritis Foundation’s board of directors as well as serving as the immediate Past Chair of the board of directors of Woodland Park Zoo.

Matthew P. Deines. Mr. Deines, age 43, has served as Chief Financial Officer of Sound Community Bank since 2002 and was appointed Executive Vice President in January 2005. Mr. Deines has also served as Chief Financial Officer and Executive Vice President of Sound Financial Bancorp (and its predecessor company) since its incorporation in 2008. Mr. Deines currently is responsible for management of our accounting, financial reporting, secondary markets and information technology functions and is chair of Sound Community Bank’s Asset-Liability Management Committee. Prior to joining Sound Community Bank, Mr. Deines was an Audit Supervisor with McGladrey and Pullen, LLP and received his Washington CPA certificate in 2000. Mr. Deines received a Bachelor of Science Degree from Loyola Marymount University. He received a Master of Business Administration Degree from the University of Washington in June 2010. Mr. Deines is a member of the Board of Directors for Northwest Research Associates. He is a member of the School Commission and Executive Committee for St. John Catholic Parish and currently volunteers as a sports coach for St. John Catholic Parish, Seattle Parks and Recreation, Ballard Boys and Girls Club and Ballard Little League.

Elliott Pierce. Mr. Pierce, age 60, was appointed Senior Vice President and Chief Credit Officer of Sound Community Bank in April 2015 and was appointed Executive Vice President in January 2016. Mr. Pierce is responsible for management of the Bank’s Lending and Credit Administration functions, and is a member of the Bank’s Loan Committee. Prior to joining Sound Community Bank, Mr. Pierce was a Senior Vice President and Credit Administrator with Union Bank N.A. Mr. Pierce received his Bachelor of Arts Degree from the University of Washington and his Master of Business Administration from Seattle Pacific University. Mr. Pierce is also a graduate of the Pacific Coast Banking School.

Christina Gehrke. Ms. Gehrke, age 52, was appointed Senior Vice President and Chief Administrative Officer of Sound Community Bank in October 2015. Her responsibilities include, among other things, overseeing project management, vendor management, human resources, facilities management and marketing functions at the Bank. Ms. Gehrke previously served as Chief Accounting and Administrative Officer of the Federal Home Loan Bank of Seattle (“FHLB Seattle”) where she was employed for 17 years. Ms. Gehrke’s responsibilities at the FHLB Seattle included overseeing the accurate and timely reporting of SEC periodic reports, the preparation of consolidated financial statements, SEC reporting and analysis, compliance with SOX policies and procedures, data management as well as facilities management.

Website

We maintain a website; www.soundcb.com. Information pertaining to us, including SEC filings, can be found by clicking the link on our site called “Investor Relations.” This Annual Report on Form 10-K and our other reports, proxy statements and other information filed with the SEC are available on that website within the Investor Relations webpage by clicking the link called “SEC Filings.” The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. For more information regarding access to these filings on our website, please contact our Corporate Secretary, Sound Financial Bancorp, Inc., 2005 5th Avenue, Suite 200, Seattle, Washington, 98121 or by calling (206) 448-0884.

Item 1A.	Risk Factors

Not required; we are a smaller reporting company.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Five of our seven offices are leased. The operating leases contain renewal options and require us to pay property taxes and operating expenses for the properties. Our total rental expense for each of the years ended December 31, 2016 and 2015 was $1.0 million and $877,000, respectively. The aggregate net book value of our land, buildings, leasehold improvements, furniture and equipment was $5.5 million at December 31, 2016. See also Note 7 in the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K. In the opinion of management, the facilities are adequate and suitable for our current needs. We may open additional banking offices to better serve current customers and to attract new customers in subsequent years.

The following table sets forth certain information concerning our main office, our branch offices and our loan production office at December 31, 2016:

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

On October 28, 2016, the Company announced that the Bank has entered into an agreement to purchase a branch located at 4922 Bridgeport Way West, University Place, Washington. The transaction is expected to close in the second calendar quarter of 2017.

We maintain depositor and borrower customer files in a service bureau environment, utilizing a telecommunications network, portions of which are leased. Management has a disaster recovery plan in place with respect to the data processing system, as well as our operations as a whole.

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

	Stock Price		Dividends Per Share
2016 Quarters	High	Low
First Quarter (ended 3/31/2016)	$23.54	$21.54	$0.075
Second Quarter (ended 6/30/2016)	$24.25	$23.00	$0.075
Third Quarter (ended 9/30/2016)	$25.25	$24.20	$0.075
Fourth Quarter (ended 12/31/2016)	$29.90	$23.81	$0.075
	Stock Price		Dividends Per Share
2015 Quarters	High	Low
First Quarter (ended 3/31/2015)	$19.80	$18.00	$0.05
Second Quarter (ended 6/30/2015)	$22.40	$18.82	$0.06
Third Quarter (ended 9/30/2015)	$21.00	$18.50	$0.06
Fourth Quarter (ended 12/31/2015)	$22.65	$20.05	$0.06

At December 31, 2016, there were 2,498,804 shares outstanding and the closing price of our common stock on that date was $28.00. On that date, we had approximately 259 shareholders of record.

Our cash dividend payout policy is reviewed regularly by management and the Board of Directors. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from Sound Community Bank, which are restricted by federal regulations.

Information regarding our equity compensation plan is included in Item 12 of this Form 10-K.

Stock Repurchases

There were no stock repurchases by the Company during the quarter ended December 31, 2016.

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

	At December 31,
	2016	2015	2014
Selected Financial Condition Data:
Total assets	$588,383	$540,760	$495,187
Total loans, net	495,179	454,833	425,973
Loans held-for-sale	871	2,091	810
Available for sale securities, at fair value	6,604	6,696	11,524
Bank-owned life insurance, net	12,082	11,746	11,408
Other real estate owned and repossessed assets, net	1,172	769	323
Federal Home Loan Bank stock, at cost	2,840	2,212	2,224
Total deposits	467,731	440,024	407,809
Borrowings	54,792	40,435	30,578
Stockholders’ equity	60,275	54,520	50,644
	For the years ended December 31,
	2016	2015	2014
Selected Operations Data:
Total interest income	$25,050	$22,453	$21,356
Total interest expense	2,919	2,752	2,423
Net interest income	22,131	19,701	18,933
Provision for loan losses	454	400	800
Net interest income after provision for loan losses	21,677	19,301	18,133
Service charges and fee income	2,508	2,605	2,571
Gain on sale of loans	1,366	1,301	624
Mortgage servicing income	956	840	509
Loss on Sale of Securities	—	(31)	—
Fair value adjustment on mortgage servicing rights	(49)	210	328
Earnings on cash surrender value of BOLI	336	338	340
Total noninterest income	5,117	5,263	4,372
Salaries and benefits	10,505	9,223	8,278
Operations expense	4,361	3,995	4,045
Occupancy expense	1,526	1,493	1,359
Net losses on OREO and repossessed assets	6	311	208
Other noninterest expense	2,323	2,463	2,037
Total noninterest expense	18,721	17,485	15,927
Income before provision for income taxes	8,073	7,079	6,578
Provision for income taxes	2,695	2,289	2,338
Net income	$5,378	$4,790	$4,240

	For the years ended December 31,
	2016	2015	2014
Selected Financial Ratios and Other Data:
Performance ratios:
Return on assets (ratio of net income to average total assets)	0.97%	0.95%	0.93%
Return on equity (ratio of net income to average equity)	9.37	8.93	8.76
Dividend payout ratio	13.84	11.98	11.89
Interest rate spread information:
Average during period	4.14	4.06	4.39
End of period	4.10	4.17	4.33
Net interest margin(1)	4.26	4.17	4.49
Noninterest income to total net revenue(2)	18.78	21.08	18.76
Noninterest expense to average total assets	3.39	3.47	3.48
Average interest-earning assets to average interest-bearing liabilities	120.92	119.44	116.12
Efficiency ratio	68.71	70.04	68.34
Asset quality ratios:
Nonperforming assets to total assets at end of period	0.77	0.54	0.84
Nonperforming loans to total loans	0.67	0.47	0.89
Allowance for loan losses to nonperforming loans	143.98	217.65	114.19
Allowance for loan losses to total loans	0.96	1.01	1.02
Net charge-offs to average loans outstanding	0.06	0.03	0.14
Capital ratios:
Equity to total assets at end of period	10.24	10.08	10.24
Average equity to average assets	10.39	10.66	10.57
Other data:
Number of full service offices	6	6	6
(1)	Net interest income divided by average interest earning assets.
(2)	Noninterest income divided by the sum of noninterest income and net interest income.

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

Overview

Our principal business consists of attracting deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial and multifamily, consumer and commercial business loans and construction and land loans. We offer a wide variety of secured and unsecured consumer loan products, including manufactured home loans, floating home loans, automobile loans, boat loans and recreational vehicle loans. We intend to continue emphasizing our residential mortgage, commercial and multifamily real estate and commercial business lending, while continuing to originate home equity and consumer loans. As a part of our business, we focus on residential mortgage loan originations, most of which we sell to Fannie Mae. We sell many of these loans with servicing retained to maintain the direct customer relationship and continue our emphasis on strong customer service. We originated $142.7 million, $112.3 million and $82.3 million of one- to four-family residential mortgage loans during the years ended December 31, 2016, 2015 and 2014, respectively. During these same periods, we sold $85.1 million, $72.6 million and $52.7 million, respectively, of one- to four-family residential mortgage loans.

Our operating revenues are derived principally from earnings on interest earning assets, service charges and fees, and gains on the sale of loans. Our primary sources of funds are deposits, FHLB advances, and payments received on loans and securities. We offer a variety of deposit accounts that provide a wide range of interest rates and terms, including savings, money markets, NOW accounts, certificates of deposit and demand accounts.

Our noninterest expenses consist primarily of salaries, incentive pay, commissions, and employee benefits, expenses for occupancy, online and mobile services, marketing, professional fees, data processing, charitable contributions, FDIC deposit insurance premiums and regulatory expenses. Salaries and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, directors’ fees, retirement expenses, share-based compensation and other employee benefits. Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, property taxes, depreciation charges, maintenance and the cost of utilities.

Our strategic plan targets consumers, small and medium size businesses, and professionals in our market area for loans and deposits. In pursuit of these goals and by managing the size of our loan portfolio, we focus on including a significant amount of commercial business and commercial and multifamily real estate loans in our portfolio. A significant portion of these loans have adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. Our commercial loan portfolio (commercial and multifamily real estate and commercial business loans) increased to $207.3 million or 41.3% of our loan portfolio at December 31, 2016, from $194.6 million or 42.2% of our loan portfolio at December 31, 2015, and $188.4 million or 43.6% of our loan portfolio at December 31, 2014. In addition to higher balances in commercial lending, we also benefit from additional lending opportunities in our construction and land portfolio. Our construction and land portfolio increased to $70.9 million or 14.1% of our loan portfolio at December 31, 2016, from $57.0 million or 12.4% of our loan portfolio as of December 31, 2015 and $46.3 million or 10.7% as of December 31, 2014. Additional commercial and multifamily real estate, and construction and land loans have improved our net interest income and helped further diversify our loan portfolio mix.

Our provision for loan losses expense was significantly lower in 2016 and 2015 than during the three previous years and reflects decreased levels of delinquencies, classified loans and net charge-offs.

On October 28, 2016, the Company announced that the Bank entered into an agreement to purchase from Sunwest Bank a branch located at 4922 Bridgeport Way West, University Place, Washington (the “University Place Branch”). The Bank expects to acquire approximately $15.9 million of deposits for a core deposit premium of 3.35%. The Bank is not acquiring any loans as part of the transaction. The cost of funds from the University Place Branch is approximately 17 basis points and the cash received is expected to be used to pay down FHLB borrowings. The Bank expects to retain the current branch staff at the University Place Branch. The transaction is expected to close in the second calendar quarter of 2017, following customary closing conditions.

Recent Accounting Standards

For a discussion of recent accounting standards, please see Note 2 - Accounting Pronouncements Recently Issued or Adopted in the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K.

Critical Accounting Policies

Certain of our accounting policies are important to an understanding of our financial condition, since they require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for other-than-temporary impairment of securities, accounting for mortgage servicing rights, accounting for other real estate owned, and accounting for deferred income taxes. For additional information on our accounting policies see “Note 1 - Organization and Significant Accounting Principles” in the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K.

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

Business and Operating Strategies and Goals

Our goal is to deliver returns to shareholders by increasing higher-yielding assets (including consumer, commercial and multifamily and commercial business loans), increasing core deposit balances, reducing expenses, managing problem assets and exploring expansion opportunities. We seek to achieve these results by focusing on the following objectives:

Focusing on Asset Quality. We believe that strong asset quality is a key to our long-term financial success. We are focused on monitoring existing performing loans, resolving non-performing assets and selling foreclosed assets. Nonperforming assets have decreased to $4.5 million at December 31, 2016 from $6.4 million at December 31, 2012. We continue to seek to reduce the level of non-performing assets through collections, write-downs, modifications and sales of OREO. We also take proactive steps to resolve our non-performing loans, including negotiating payment plans, forbearances, loan modifications and loan extensions and accepting short payoffs on delinquent loans when such actions have been deemed appropriate. Our goal is to maintain or improve upon our level of nonperforming assets by managing all segments of our loan portfolio in order to proactively identify and mitigate risk. Although nonperforming assets increased to $4.5 million at December 31, 2016, compared to $2.9 million at December 31, 2015, this increase was due primarily to a $1.2 million one-to-four- family loan secured by a single family home in King County, Washington. Nonperforming assets were $4.2 million at December 31, 2014.

Improving Earnings by Expanding Product Offerings. We intend to prudently maintain the percentage of our assets consisting of higher-yielding commercial and multifamily real estate and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations than one-to four- family mortgage loans while maintaining our focus on residential lending. With our long experience and expertise in residential lending we believe we can be effective in capturing mortgage banking opportunities. We continue to develop correspondent relationships to sell nonconforming mortgage loans servicing-released. We also intend to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by offering loan and deposit products and additional services to our customers. We intend to further build relationships with medium and small businesses through new and improving existing product offerings including remote deposit capture, online and mobile cash management, and online tools for wires, ACH and bill payment.

Emphasizing lower cost core deposits to manage the funding costs of our loan growth. Our strategic focus is to emphasize total relationship banking with our customers to internally fund our loan growth. We are also focused on reducing wholesale funding sources, including FHLB advances, through the continued growth of core customer deposits. We believe that a continued focus on customer relationships will help increase the level of core deposits and retail certificates of deposit from consumers and businesses in our market area. We intend to increase demand deposits by growing retail and business banking relationships. New technology and services are generally reviewed for business development and cost saving opportunities. We continue to experience growth in customer use of our online and mobile banking services, which allow customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying while providing our customers greater flexibility and convenience in conducting their banking. In addition to our retail branches, we maintain state of the art technology-based products, such as business cash management, business remote deposit products, business and consumer mobile banking applications and consumer remote deposit product. Total deposits increased to $467.7 million at December 31, 2016, from $440.0 million at December 31, 2015, and $407.8 million at December 31, 2014. At December 31, 2016, core deposits, which we define as our non-time deposit accounts and time deposit accounts less than $250,000, increased $37.2 million to $411.5 million while FHLB advances increased $14.4 million to $54.8 million from December 31, 2015.

Maintaining Our Customer Service Focus. Exceptional service, local involvement (including volunteering and contributing to the communities where we are located) and timely decision-making are integral parts of our business strategy. Our employees understand the importance of delivering exemplary customer service and seeking opportunities to build relationships with our customers to enhance our market position and add profitable growth opportunities. We compete with other financial service providers by relying on the strength of our customer service and relationship banking approach. We believe that one of our strengths is that our employees are also significant shareholders through our employee stock ownership (“ESOP”) and 401(k) plans. We also offer incentives that are designed to reward employees for achieving high quality customer relationship growth.

Expanding our presence within our existing and contiguous market areas and by capturing business opportunities resulting from changes in the competitive environment. We believe that opportunities currently exist within our market area to grow our franchise such as our pending University Place Branch acquisition. We anticipate organic growth as the local economy and loan demand strengthens, through our marketing efforts and as a result of the opportunities created as a result of the consolidation of financial institutions that is occurring in our market area. In addition, by delivering high quality, customer-focused products and services, we expect to attract additional borrowers and depositors and thus increase our market share and revenue generation. We continue to be disciplined as it pertains to future expansion, acquisitions and de novo branching focusing on the markets in Western Washington, which we know and understand.

Comparison of Financial Condition at December 31, 2016 and December 31, 2015

General. Total assets increased by $47.6 million, or 8.8%, to $588.4 million at December 31, 2016 from $540.8 million at December 31, 2015. This increase was primarily the result of a $40.3 million, or 8.9%, increase in our net loan portfolio, and a $6.3 million, or 13.1%, increase in cash and cash equivalents. Asset growth was funded by a $27.7 million, or 6.3%, increase in deposits and a $14.4 million, or 35.5%, increase in borrowings.

Cash and Securities. We increased our on-balance sheet liquidity in 2016 in order to manage liquidity and interest rate risk. Cash, cash equivalents and our available-for-sale securities increased by $6.2 million, or 11.3%, to $61.2 million at December 31, 2016. Cash and cash equivalents increased by $6.3 million, or 13.1%, to $54.6 million at December 31, 2016. Available-for-sale securities, which consist primarily of agency mortgage-backed securities, decreased by $92,000, or 1.4%, to $6.6 million at December 31, 2016 from $6.7 million at December 31, 2015 primarily as a result of principal repayments on securities during the year.

At December 31, 2016, our securities portfolio consisted of nine agency mortgage-backed securities, one non-agency mortgage-backed securities and eight municipal securities with a fair value of $6.6 million. At December 31, 2015, our securities portfolio consisted of 12 agency mortgage-backed securities, one non-agency mortgage-backed securities and five municipal bonds with a fair value of $6.7 million.

During the year ended December 31, 2016, we did not recognize any non-cash OTTI charges on our investment securities. One agency security and one non-agency mortgage-backed security had unrealized losses but management determined the decline in value was not related to specific credit deterioration. The unrealized losses were caused by changes in interest rates and market illiquidity causing a decline in the fair value subsequent to purchase. The contractual terms of our non-agency mortgage-backed security does not permit the issuer to settle the security at a price less than par. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before anticipated recovery of the remaining amortized cost basis.

Loans. Our total loan portfolio, excluding loans held-for-sale, increased $40.7 million, or 8.8%, to $501.8 million at December 31, 2016 from $461.2 million at December 31, 2015. Loans held-for-sale decreased to $871,000 at December 31, 2016 from $2.1 million at December 31, 2015, reflecting primarily the timing of settlement transactions in late 2016.

The following table reflects the changes in the types of loans in our portfolio at the end of 2016, as compared to the end of 2014 (dollars in thousands):

	December 31,
	2016	2015	Amount Change	Percent Change
One-to-four-family	$152,386	$141,125	$11,261	7.98%
Home equity	27,771	31,573	(3,802)	(12.04)
Commercial and multifamily	181,004	175,312	5,692	3.25
Construction and land	70,915	57,043	13,872	24.32
Manufactured homes	15,494	13,798	1,696	12.29
Other consumer	27,928	23,030	4,898	21.27
Commercial business	26,331	19,295	7,036	36.47
Total loans	$501,829	$461,176	$40,653	8.82%

The most significant change in our loan portfolio was an increase in construction and land loans. The increase was primarily a result of opportunities in the markets where we do business and an emphasis by our commercial lenders to originate these types of loans. In particular, demand for construction loans for new homes and apartments continued to be strong as our markets experienced appreciation in residential market prices and a declining supply of homes for sale because of strong demand. Commercial and multifamily real estate loans increased primarily due to our emphasis on producing these types of loans in our markets to increase higher yielding loans and diversify our lending portfolio. Manufactured home loans and other consumer loans increased as a result of increased demand for these types of loans by well-qualified borrowers and less competition than for other types of loans. The loan portfolio remains well-diversified with commercial and multifamily real estate loans accounting 36.0% of the portfolio, one-to-four family real estate loans accounting for 30.4% of the portfolio and home equity, manufactured homes, and other consumer loans accounting for 14.2% of the portfolio at December 31, 2016. Construction and land loans accounted for 14.1% of the portfolio and commercial business loans accounted for the remaining 5.3% of the portfolio at that date. At December 31, 2015, commercial and multifamily real estate loans accounted for 38.0% of the portfolio, one-to-four family real estate loans accounted for 30.6% of the portfolio and home equity, manufactured homes, and other consumer loans accounted for 14.9% of the portfolio, construction and land loans accounted for 12.4% of the portfolio and commercial business loans accounted for the remaining 4.2% of the portfolio.

Mortgage Servicing Rights. At December 31, 2016 and 2015, we had $3.6 million and $3.2 million in mortgage servicing rights recorded at fair value, respectively. We record mortgage servicing rights on loans sold to Fannie Mae with servicing retained and upon acquisition of a servicing portfolio. We stratify our capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans. Mortgage servicing rights are carried at fair value. If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.

Nonperforming Assets. At December 31, 2016, our nonperforming assets totaled $4.5 million, or 0.77% of total assets, compared to $2.9 million, or 0.54% of total assets at December 31, 2015.

The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio at the dates indicated (dollars in thousands):

	Nonperforming Assets at December 31,
	2016	2015	Amount Change	Percent Change
Nonaccrual loans	$3,144	$1,042	$2,102	201.7%
Accruing loans 90 days or more delinquent	—	117	(117)	NM
Nonperforming TDRs	205	971	(766)	(78.9)
OREO and repossessed assets	1,172	769	403	52.4
Total	$4,521	$2,899	$1,622	56.0%

Nonperforming loans, consisting of nonaccrual loans, accruing loans 90 days or more delinquent and nonperforming TDRs, increased to $3.3 million, or 0.67%, of total loans at December 31, 2016 from $2.1 million, or 0.46%, at December 31, 2015. Nonperforming one- to four- family real estate loans increased to $2.2 million at December 31, 2016, due primarily to a $1.2 million one-to-four- family loan secured by one residential property, from $1.6 million at December 31, 2015. Nonperforming TDRs totaled $683,000 at December 31, 2016 and $971,000 at December 31, 2015.

At December 31, 2016, seven TDRs for $478,000 were on nonaccrual, none were 60-89 days past due and five for $205,000 were less than 60 days past due. At December 31, 2015, five TDRs for $485,000 were on nonaccrual and none were 60-89 days past due and seven for $486,000 were less than 60 days past due. Once a TDR has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, we remove the TDR from nonaccrual status. Should a TDR which was performing subsequently become more than 30 days past due, we then consider it a nonperforming TDR.

OREO and repossessed assets increased 52.4% to $1.2 million at December 31, 2016, primarily due to the reclassification of a former bank branch property originally classified as a $600,000 fixed asset to OREO in 2016. In addition we foreclosed on a $324,000 loan secured by a single family residence in Islip, New York, and a $170,000 loan secured by a single family residence in Clallam County, Washington.

During 2016, we repossessed six personal residences and one manufactured home. We sold three personal residences and one manufactured homes at an aggregate gain of $21,000 during the year ended December 31, 2016. Our largest OREO properties at December 31, 2016, consisted of the former bank branch property, the single family residence in Islip, New York, and the single family residence in Clallam County, Washington, discussed above.

Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of evaluation in accordance with generally accepted accounting principles in the United States. It is our best estimate of probable incurred credit losses in our loan portfolio.

The following table reflects the adjustments in our allowance during 2016 and 2015 (dollars in thousands):

	Year Ended December 31,
	2016	2015
Balance at beginning of period	$4,636	$4,387
Charge-offs	(472)	(210)
Recoveries	204	59
Net charge-offs	268	151
Provisions charged to operations	454	400
Balance at end of period	$4,822	$4,636
Ratio of net charge-offs during the period to average loans outstanding during the period	0.06%	0.03%
Allowance as a percentage of nonperforming loans	143.98%	217.65%
Allowance as a percentage of total loans (end of period)	0.96%	1.01%

Specific loan loss reserves decreased $19,000, while general loan loss reserves increased $205,000 at December 31, 2016, compared to the prior year end. The decrease in specific loan loss reserves was primarily due to a decrease in loans individually evaluated for impairment from $9.2 million to $8.2 million. The increase in general loan loss reserves was due to an increase in the loans collectively evaluated for impairment reflecting the overall increase in net loans receivable. Net charge-offs for 2016 were $268,000 or 0.06% of average loans compared to $151,000, or 0.03% of average loans for 2015. The increase in net charge-offs was primarily due to one charge-off of $314,000 in the fourth quarter of 2016 related to a $2.1 million nonperforming multifamily loan located in Port Angeles, Washington. As of December 31, 2016, the allowance for loan losses as a percentage of total loans and nonperforming loans was 0.96% and 143.98%, respectively, compared to 1.01% and 217.65%, respectively, at December 31, 2015.

Deposits. Total deposits increased by $27.7 million, or 6.3%, to $467.7 million at December 31, 2016 from $440.0 million at December 31, 2015 primarily as a result of interest-bearing demand accounts increasing $22.9 million, or 18.0%, noninterest-bearing demand accounts increasing $12.5 million, or 26.0%, and savings accounts increasing $6.0 million, or 15.6%. These increases were partially offset by a $9.1 million, or 5.4%, decrease in certificate accounts and a $5.0 million, or 9.3%, decrease in money market accounts. The increase in interest-bearing demand accounts was primarily a result of a continued emphasis on our rewards checking product as well as a competitively priced interest-bearing demand account. The increase in noninterest-bearing demand accounts was primarily a result of our continued emphasis on attracting relatively low-cost core deposit accounts from small businesses and consumers. The decrease in certificate accounts was primarily due to a decrease in public funds. The decrease in money market accounts was primarily the result of customers shifting these funds into higher yielding interest-bearing demand accounts. At December 31, 2016, brokered deposits totaled $3.6 million compared to $4.6 million at December 31, 2015.

A summary of deposit accounts with the corresponding weighted average cost at December 31, 2016 and 2015 is presented below (dollars in thousands):

	As of December 31, 2016		As of December 31, 2015
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$60,566	0.00%	$48,067	0.00%
Interest-bearing demand	150,327	0.34	127,392	0.42
Savings	44,879	0.22	38,833	0.18
Money market	49,042	0.17	54,046	0.16
Certificates	159,742	1.12	168,880	1.22
Escrow	3,175	0.00	2,806	0.00
Total	$467,731	0.53%	$440,024	0.63%

Borrowings. FHLB advances increased $14.4 million, or 35.5%, to $54.8 million at December 31, 2016, with a weighted-average cost of 0.82%, from $40.4 million at December 31, 2015, with a weighted-average cost of 0.39%. This increase in borrowings was a result of the growth in our loan portfolio. We rely on FHLB advances to fund interest-earning assets when deposits alone cannot fully fund interest-earning asset growth. This reliance on borrowings, rather than deposits, may increase our overall cost of funds.

Stockholders’ Equity. Total stockholders’ equity increased $5.8 million, or 10.6%, to $60.3 million at December 31, 2016. This increase primarily reflects net income of $5.4 million, share-based compensation of $525,000, and ESOP share allocations of $515,000, partially offset by cash dividends of $745,000.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Income and yields on tax-exempt obligations have not been computed on a tax equivalent basis. All average balances are daily average balances. Nonaccrual loans have been included in the table as loans carrying a zero yield for the period they have been on non-accrual (dollars in thousands).

	December 31,
	2016			2015			2014
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Loans receivable(1)	$474,357	$24,608	5.19%	$437,425	$22,233	5.08%	$408,283	$21,143	5.18%
Investments and interest bearing accounts	45,613	422	0.97	34,601	220	0.64	13,792	213	1.54
Total interest-earning assets(1)	519,970	24,985	4.82	472,026	22,453	4.76	422,075	21,356	5.06
Interest-bearing liabilities:
Savings and money market accounts	92,741	147	0.16	90,639	150	0.17	85,192	201	0.24
Demand and NOW accounts	135,465	529	0.39	113,918	478	0.42	88,437	378	0.43
Certificate accounts	165,210	2,032	1.23	166,030	2,018	1.22	163,527	1,690	1.03
Borrowings	36,609	211	0.58	24,626	106	0.43	26,318	154	0.59
Total interest-bearing liabilities	430,025	2,919	0.68	395,213	2,752	0.70	363,474	2,423	0.67
Net interest income		$22,066			$19,701			$18,933
Net interest rate spread			4.14%			4.06%			4.39%
Net earning assets	$89,944			$76,816			$58,601
Net interest margin			4.26%			4.17%			4.49%
Average interest-earning assets to average interest-bearing liabilities		120.92%			119.44%			116.12%
(1)	Calculated net of deferred loan fees, loan discounts and loans in process.

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

	Year ended December 31, 2016 vs. 2015			Year ended December 31, 2015 vs. 2014
	Increase (decrease) due to		Total Increase (decrease)	Increase (decrease) due to		Total Increase (decrease)
	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans receivable	$1,916	$459	$2,375	$1,509	$(419)	$1,090
Investments and interest bearing accounts	107	115	222	321	(314)	7
Total interest-earning assets	2,023	574	2,597	1,830	(733)	1,097
Interest-bearing liabilities:
Savings and Money Market accounts	3	(7)	(4)	13	(64)	(51)
Demand and NOW accounts	(98)	150	52	106	(6)	100
Certificate accounts	(10)	24	14	26	302	328
Borrowings	69	36	105	(10)	(38)	(48)
Total interest-bearing liabilities	$(36)	$203	$167	$135	$194	$329
Change in net interest income			$2,430			$768

Comparison of Results of Operation for the Years Ended December 31, 2016 and 2015

General. Net income increased $588,000 to $5.4 million, or $2.09 per diluted common share for the year ended December 31, 2016, from $4.8 million, or $1.86 per diluted common share for the year ended December 31, 2015. The primary reasons for the improvement in net income compared to last year was an increase in net interest income, which was partially offset by lower noninterest income and higher noninterest expense. In addition, the provision for loan losses was slightly higher in 2016 compared to 2015.

Interest Income. Interest income increased by $2.6 million, or 11.6%, to $25.1 million for the year ended December 31, 2016, from $22.5 million for the year ended December 31, 2015. The increase in interest income for the year primarily reflected the increase in the average balance of interest-earning assets, in particular our average balance of loans receivable and, to a lesser extent, a higher weighted average yield on interest-earning assets during the year ended December 31, 2016 as compared to the prior year.

Our weighted average yield on interest-earning assets was 4.82% for the year ended December 31, 2016, compared to 4.76% for the year ended December 31, 2015. The weighted average yield on loans increased 11 basis points to 5.19% for the year ended December 31, 2016 from 5.08% for the year ended December 31, 2015 due mostly to the acceleration of the accretion of net deferred loan fees due to loan prepayments. The average balance of gross loans receivable increased $36.9 million, or 8.4%, for the year ended December 31, 2016 as compared to the prior year. The weighted average yield on available for sale securities and interest bearing cash was 0.97% for the year ended December 31, 2016 compared to 0.64% for the year ended December 31, 2015. The increase in the weighted average yields for both the interest bearing cash and the securities portfolio was due increases in the federal funds rate over the last year. The average balance of available for sale securities and interest bearing accounts increased $11.0 million, or 31.8%, for the year ended December 31, 2016 as compared to the prior year.

Interest Expense. Interest expense increased $167,000, or 6.1%, to $2.9 million for the year ended December 31, 2016, from $2.8 million for the year ended December 31, 2015. This increase is primarily due to an increase in the average balance of interest-bearing deposits and an increase in the average balance of and cost of FHLB advances, partially offset by a lower weighted average cost of interest-bearing deposits during the year. Our weighted average cost of interest-bearing liabilities was 0.68% for the year ended December 31, 2016, compared to 0.70% for the year ended December 31, 2015.

Interest paid on deposits increased $62,000, or 2.3%, to $2.7 million for the year ended December 31, 2016, from $2.6 million for the year ended December 31, 2015. This increase resulted from a $22.8 million increase in the average balance of deposits, which was partially offset by a lower weighted average cost of deposits during the year. Our weighted average cost of deposits during the year ended December 31, 2016 declined three basis points to 0.60% as compared to 0.63 % during the prior year. The decrease in average cost of deposits during the year ended December 31, 2016 was primarily a result of the re-pricing of matured certificate accounts and increases in non-interest bearing deposits.

Interest expense on borrowings increased $105,000, or 99.1%, to $211,000 for the year ended December 31, 2016 from $106,000 for the year ended December 31, 2015. The increase was a result of a $12.0 million increase in the average balance of borrowings outstanding during the year coupled with a 15 basis point increase in our average cost of borrowings to 0.58% for the year ended December 31, 2016 from 0.43% for the year ended December 31, 2015 as a greater percentage of short term borrowings was utilized during 2016, and an increase in the overnight borrowing rate with the FHLB due to the December 2015 increase in the federal funds rate.

Net Interest Income. Net interest income increased $2.4 million, or 12.3%, to $22.1 million for the year ended December 31, 2016, from $19.7 million for the year ended December 31, 2015. The year over year increase primarily resulted from increased interest income due primarily to higher average loan balances and loan yields. This increase was partially offset by the higher average total balance of interest-bearing deposits and FHLB advances during 2016 as compared to 2015. Our average yield on loans receivable increased during the year ended December 31, 2016 as compared to the prior year due primarily to the accelerated accretion of net deferred loan fees on paid loans. Our net interest margin was 4.26% for the year ended December 31, 2016, compared to 4.17% for the year ended December 31, 2015.

Provision for Loan Losses. We establish our allowance for loan losses through provisions for loan losses, which are charged to earnings, at a level required to reflect management’s best estimate of the probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, peer group data, prevailing economic conditions, and other qualitative factors. Large groups of smaller balance homogeneous loans, such as one-to four-family, commercial and multifamily, home equity and consumer loans, including floating homes and manufactured homes, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data. Loans for which management has concerns about the borrowers’ ability to repay, are evaluated individually, and specific loss allocations are provided for these loans when necessary.

A provision of $454,000 was made during the year ended December 31, 2016, compared to a provision of $400,000 during the year ended December 31, 2015. The increased provision primarily reflects higher average loan balances and changes in the composition of our loan portfolio.

For the year ended December 31, 2016, the percentage of net charge-offs to average loans outstanding increased three basis points to 0.06% from 0.03% for the year ended December 31, 2015. Nonperforming loans to total loans increased to 0.67% at December 31, 2016 from 0.47% at December 31, 2015. See “- Comparison of Financial Condition at December 31, 2016 and December 31, 2015 – Delinquencies and Nonperforming Assets” for more information on nonperforming loans in 2016.

Noninterest Income. Noninterest income decreased $146,000, or 2.8%, to $5.2 million for the year ended December 31, 2016, as compared to $5.3 million for the year ended December 31, 2015 as reflected below (dollars in thousands):

	Year Ended December 31,		Amount Change	Percent Change
	2016	2015
Service charges and fee income	$2,508	$2,605	$(97)	(3.7)%
Earnings on cash surrender value of bank owned life insurance	336	338	(2)	(0.6)
Mortgage servicing income	956	840	116	13.8
Fair value adjustment on mortgage servicing rights	(49)	210	(259)	(123.3)
Gain (Loss) on Sale of Securities	—	(31)	31	Nm
Net gain on sale of loans	1,366	1,301	65	5.0
Total noninterest income	$5,117	$5,263	$(146)	(2.8)%

The primary reason for the decrease in noninterest income during the year ended December 31, 2016 compared to last year was the negative change in the fair value adjustment on the mortgage servicing rights. The change in the fair value adjustment on mortgage servicing rights was primarily a result of a decrease in the market value of mortgage servicing rights for the year ended December 31, 2016 compared to the year ended December 31, 2015. Mortgage servicing income increased due to the increase in volume of loans being serviced by the Bank and the acquisition of a $42 million servicing portfolio during the year. The increase in net gain on sale of loans was primarily reflective of a $12.0 million increase in originations of loans held-for-sale and increased premiums on loans sold.

Noninterest Expense. Noninterest expense increased $1.2 million, or 7.1%, to $18.7 million during 2016 compared to $17.5 million during 2015, as reflected below (dollars in thousands):

	Year Ended December 31,		Amount Change	Percent Change
	2016	2015
Salaries and benefits	$10,505	$9,223	$1,282	13.9%
Operations	4,361	3,995	366	9.2
Regulatory assessments	539	746	(207)	(27.7)
Occupancy	1,526	1,493	33	2.2
Data processing	1,784	1,717	67	3.9
Losses and expenses on OREO and repossessed assets	6	311	(305)	(98.1)
Total noninterest expense	$18,721	$17,485	$1,236	7.1%

The increase in noninterest expense during the year ended December 31, 2016 compared to the last year was primarily due to an increase in salaries and benefits expense and, to a lesser degree, operations expense. Salaries and benefits expense increased primarily due to a net increase of seven full time equivalent employees (‘FTE”) during the year and higher incentive compensation and medical benefit expenses. The increase in FTE was due to additional staffing in compliance and loan operations. Operations expense increased due to higher depreciation, credit administration and general administration expense. These increases were partially offset by decreases in losses and expenses on OREO and repossessed assets, and regulatory assessments. Losses and expenses on OREO and repossessed assets decreased primarily due to reduced write-downs on OREO properties reflecting improving values for real estate in the markets where we lend as well as lower levels of expenses related to OREO and other repossessed assets during the year ended December 31, 2016. Regulatory assessments decreased, due in part, to lower fees paid to the WDFI in 2016 compared to 2015.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, for the year ended December 31, 2016 improved to 68.71%, compared to 70.04% for the prior year. The slight improvement in the efficiency ratio compared to the prior year was primarily due to higher net interest income, partially offset by higher noninterest expense and lower noninterest income.

Income Tax Expense. For the year ended December 31, 2016, we had income tax expense of $2.7 million on our pre-tax income as compared to $2.3 million for the year ended December 31, 2015. The effective tax rates for the years ended December 31, 2016 and 2015 were 33.4% and 32.8%, respectively.

Liquidity

Liquidity management is both a daily and longer-term function of management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer term basis, we maintain a strategy of investing in various loan products and investment securities, including mortgage-backed securities. We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for customer funds (particularly withdrawals of deposits). At December 31, 2016, we had $61.2 million in cash and investment securities available for sale and $871,000 in loans held-for-sale. We can also obtain funds from borrowings, primarily FHLB advances. At December 31, 2016, we had the ability to borrow an additional $122.2 million in FHLB advances, subject to certain collateral requirements. We have access to additional borrowings of $42.0 million through the Federal Reserve’s Discount Window, subject to certain collateral requirements, $10.0 million through a an unsecured lines of credit with The Bankers Bank, $2.0 million through an unsecured line of credit at Pacific Coast Banker’s Bank and up to $9.0 million through a Fed Funds Sweep and Line Agreement established with Zions Bank.

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

As disclosed in our Consolidated Statements of Cash Flows in Item 8 of this Annual Report on Form 10-K, cash and cash equivalents increased $6.3 million to $54.6 million as of December 31, 2016, from $48.3 million as of December 31, 2015. Net cash provided by operating activities was $7.1 million for the year ended December 31, 2016. Net cash of $42.9 million was used in investing activities during the year ended December 31, 2016 and consisted principally of loan originations, net of principal repayments and purchases of premises and equipment There was $42.1 million of cash provided by financing activities during the year ended December 31, 2016 and primarily consisted of a $27.7 million net increase in deposits and a $14.4 million increase in net FHLB advances.

Sound Financial Bancorp is a separate legal entity from Sound Community Bank and must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to Sound Community Bank), Sound Financial Bancorp is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt. Sound Financial Bancorp’s primary source of funds is dividends from Sound Community Bank, which are subject to regulatory limits. At December 31, 2016, Sound Financial Bancorp, on an unconsolidated basis, had $1.9 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.

Our liquidity, represented by cash and cash equivalents and investment securities, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates. We also generate cash through borrowings. We utilize FHLB advances to leverage our capital base and provide funds for our lending and investment activities, and to enhance our interest rate risk management.

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2016, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $63.0 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2016, totaled $80.5 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us. See also the Consolidated Statements of Cash Flows, included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K, for further information.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the year ended December 31, 2016, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet loan commitments at December 31, 2016, is as follows (in thousands):

Off-balance sheet loan commitments:
Residential mortgage commitments	$3,942
Unfunded construction commitments	33,916
Unused lines of credit	24,753
Irrevocable letters of credit	185
Total loan commitments	$62,796

Capital

Sound Community Bank is subject to minimum capital requirements imposed by regulations of the FDIC. Based on its capital levels at December 31, 2016, Sound Community Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a “well-capitalized” status under the regulatory capital categories of the FDIC. Based on capital levels at December 31, 2016, Sound Community Bank was considered to be well-capitalized. Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank’s “well-capitalized” status. For additional details see Note 15 in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” and “Item 1. “Business - How We Are Regulated—Regulation of Sound Community Bank—Capital Rules” of this Form 10-K.

The following table shows the capital ratios of Sound Community Bank at December 31, 2016 (dollars in thousands):

	Actual		Minimum Capital Requirements			Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
Tier 1 Capital to total adjusted assets(1)	$57,406	9.99%	$22,922	≥	4.0%	$28,740	≥	5.0%
Common Equity Tier 1 risk-based capital ratio (2)	$57,406	12.02%	$21,490	≥	4.5%	$31,041	≥	6.5%
Tier 1 Capital to risk-weighted assets(2)	$57,406	12.02%	$28,653	≥	6.0%	$38,204	≥	8.0%
Total Capital to risk-weighted assets(2)	$62,423	13.07%	$38,204	≥	8.0%	$47,755	≥	10.0%
(1)	Based on total adjusted assets of $574,792 at December 31, 2016.
(2)	Based on risk-weighted assets of $477,548 at December 31, 2016.

For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at December 31, 2016, Sound Financial Bancorp would have exceeded all regulatory capital requirements. The estimated regulatory capital ratios calculated for Sound Financial Bancorp as of December 31, 2016 were 10.42% for Tier 1 Capital to total adjusted assets, 12.54% for both Common Equity Tier 1 risk-based capital, and Tier 1 Capital to risk-based assets and 13.59% for total risk-based capital.

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

Our asset/liability management strategy dictates acceptable limits on the amounts of change in given changes in interest rates. For interest rate increases of 100, 200, 300 and 400 basis points, our policy dictates that our EVE percentage change should not decrease greater than 20%, 30%, 40% and 50%, respectively and that our EVE ratio not fall below 9%, 8%, 6% and 5%, respectively. As illustrated in the table below, we were in compliance with this aspect of our asset/liability management policy at December 31, 2016.

The table presented below, as of December 31, 2016 (the latest available information), is an internal analysis of our interest rate risk as measured by changes in EVE for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 400 basis points and down 100 basis points. No rates in the model are allowed to go below zero as any further decline in rates is impossible given the Federal Funds Rate of 0.75%.

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

December 31, 2016
Change in Interest Rates in Basis Points	Economic Value of Equity			EVE Ratio %
	$ Amount	$ Change	% Change
+400bp	$51,965	$(23,442)	(31.10)%	10.48%
+300bp	56,212	(19,195)	(25.50)	11.05
+200bp	60,229	(15,178)	(20.10)	11.56
+100bp	65,762	(9,645)	(12.80)	12.27
0bp	75,407	—	0.00	13.66
-100bp	68,741	(6,666)	(8.80)	12.14

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sound Financial Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Sound Financial Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sound Financial Bancorp, Inc. and Subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Everett, Washington
March 27, 2017

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$54,582	$48,264
Available-for-sale securities, at fair value	6,604	6,696
Loans held-for-sale	871	2,091
Loans	500,001	459,469
Allowance for loan losses	(4,822)	(4,636)
Total loans, net	495,179	454,833
Accrued interest receivable	1,816	1,608
Bank-owned life insurance, net	12,082	11,746
Other real estate owned (“OREO”) and repossessed assets, net	1,172	769
Mortgage servicing rights, at fair value	3,561	3,249
Federal Home Loan Bank (“FHLB”) stock, at cost	2,840	2,212
Premises and equipment, net	5,549	5,335
Other assets	4,127	3,957
Total assets	$588,383	$540,760
LIABILITIES
Deposits
Interest-bearing	$403,990	$389,151
Noninterest-bearing demand	63,741	50,873
Total deposits	467,731	440,024

Borrowings	54,792	40,435
Accrued interest payable	73	72
Other liabilities	4,874	5,140
Advance payments from borrowers for taxes and insurance	638	569
Total liabilities	528,108	486,240
COMMITMENTS AND CONTINGENCIES (NOTE 17)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,498,804 and 2,469,206 issued and outstanding as of December 31, 2016 and 2015, respectively	25	25
Additional paid-in capital	23,979	23,002
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(683)	(911)
Retained earnings	36,873	32,240
Accumulated other comprehensive income, net of tax	81	164
Total stockholders’ equity	60,275	54,520
Total liabilities and stockholders’ equity	$588,383	$540,760

See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2016	2015
INTEREST INCOME
Loans, including fees	$24,608	$22,233
Interest and dividends on investments, cash and cash equivalents	442	220
Total interest income	25,050	22,453
INTEREST EXPENSE
Deposits	2,708	2,646
Borrowings	211	106
Total interest expense	2,919	2,752
Net interest income	22,131	19,701
PROVISION FOR LOAN LOSSES	454	400
Net interest income after provision for loan losses	21,677	19,301
NONINTEREST INCOME
Service charges and fee income	2,508	2,605
Earnings on cash surrender value of bank-owned life insurance	336	338
Mortgage servicing income	956	840
Fair value adjustment on mortgage servicing rights	(49)	210
Loss on sale of securities	—	(31)
Net gain on sale of loans	1,366	1,301
Total noninterest income	5,117	5,263
NONINTEREST EXPENSE
Salaries and benefits	10,505	9,223
Operations	4,361	3,995
Regulatory assessments	539	746
Occupancy	1,526	1,493
Data processing	1,784	1,717
Net loss and expenses on OREO and repossessed assets	6	311
Total noninterest expense	18,721	17,485
Income before provision for income taxes	8,073	7,079
Provision for income taxes	2,695	2,289
Net income	$5,378	$4,790

Earnings per common share:
Basic	$2.16	$1.92
Diluted	$2.09	$1.86
Weighted average number of common shares outstanding:
Basic	2,486,936	2,491,683
Diluted	2,566,980	2,579,575

See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2016	2015
Net income	$5,378	$4,790
Available for sale securities:
Reclassification adjustment for loss on sale of securities, net of taxes of $0, and $11, respectively	—	20
Unrealized losses arising during the year, net of taxes of $(28) and $(13), respectively	(83)	(39)
Other comprehensive loss, net of tax	(83)	(19)
Comprehensive income	$5,295	$4,771

See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Total Stockholders’ Equity
Balances at December 31, 2014	2,515,664	$25	$23,552	$(1,140)	$28,024	$183	$50,644
Net income					4,790		4,790
Other comprehensive loss, net of tax						(19)	(19)
Share-based compensation			418				418
Restricted stock awards	10,208						—
Cash dividends on common stock ($0.20 per share)					(574)		(574)
Common stock repurchased	(63,371)		(1,261)				(1,261)
Restricted shares forfeited	(482)						—
Stock Options Exercised	7,187		65				65
Allocation of ESOP shares			228	229			457
Balances at December 31, 2015	2,469,206	$25	$23,002	$(911)	$32,240	$164	$54,520
	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Total Stockholders’ Equity
Balances at December 31, 2015	2,469,206	25	23,002	(911)	32,240	164	54,520
Net income					5,378		5,378
Other comprehensive loss, net of tax						(83)	(83)
Share-based compensation			525				525
Restricted stock awards	11,606						—
Cash dividends on common stock ($0.30 per share)					(745)		(745)
Common stock surrendered	(2,805)						—
Restricted shares forfeited	(1,059)						—
Stock options exercised	21,856		165				165
Allocation of ESOP shares			287	228			515
Balances at December 31, 2016	2,498,804	25	23,979	(683)	36,873	81	60,275

See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,378	$4,790
Adjustments to reconcile net income to net cash from operating activities:
Accretion of net premium on investments	48	102
Loss on sale of securities	—	31
Provision for loan losses	454	400
Depreciation and amortization	793	620
Compensation expense related to stock options and restricted stock	525	418
Net change to mortgage servicing rights	(312)	(221)
Increase in cash surrender value of bank-owned life insurance	(336)	(338)
Deferred income tax	(23)	(359)
Gain on sale of loans	(1,366)	(1,301)
Proceeds from sale of loans held-for-sale	88,926	73,951
Originations of loans held-for-sale	(86,340)	(73,931)
(Gain) loss on sale of other real estate owned and repossessed assets	(21)	201
Change in operating assets and liabilities:
Accrued interest receivable	(208)	(111)
Other assets	(105)	(31)
Accrued interest payable	1	(4)
Other liabilities	(266)	(466)
Net cash from operating activities	7,148	3,751
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available for sale securities	1,282	4,665
Purchases of available for sale securities	(1,363)	—
FHLB stock (purchased) redeemed	(628)	12
Net increase in loans	(41,434)	(29,931)
Proceeds from sale of OREO and other repossessed assets	252	736
Purchases of premises and equipment, net	(1,007)	(1,112)
Net cash used by investing activities	(42,898)	(25,630)

See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	27,707	32,215
Proceeds from borrowings	151,500	107,000
Repayment of borrowings	(137,143)	(97,143)
Net change in advances from borrowers for taxes and insurance	69	95
ESOP shares released	515	457
Common stock option redemptions	165	65
Repurchase of common stock	—	(1,261)
Dividends paid	(745)	(574)
Net cash from financing activities	42,068	40,854
Net increase in cash and cash equivalents	6,318	18,975
Cash and cash equivalents, beginning of year	48,264	29,289
Cash and cash equivalents, end of year	$54,582	$48,264
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$3,040	$2,860
Interest paid on deposits and borrowings	$2,918	$2,756
Noncash net transfer from premises and equipment to OREO and repossessed assets	$—	$712
Noncash net transfer from loans to OREO and repossessed assets	$634	$671

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

Cash and cash equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in banks and interest-bearing deposits. All have original maturities of three months or less and may exceed federally insured limits.

Investment securities – Investment securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale (AFS), or (3) trading. The Company had no held-to-maturity or trading securities at December 31, 2016 or 2015. AFS securities consist of debt securities that the Company has the intent and ability to hold for an indefinite period, but not necessarily to maturity. Such securities may be sold to implement the Company’s asset/liability management strategies and/or in response to changes in interest rates and similar factors. AFS securities are reported at fair value. Dividend and interest income are recognized when earned.

Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in accumulated other comprehensive income (loss) on AFS securities in the consolidated balance sheets. Realized gains and losses on AFS securities, determined using the specific identification method, are included in earnings. Amortization of premiums and accretion of discounts are recognized as adjustments to interest income using the interest method over the period to maturity.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

Allowance for loan losses – The allowance for loan losses is a reserve established through a provision for loan losses charged to expense and represents management’s best estimate of probable losses incurred within the existing loan portfolio as of the balance sheet date. The level of the allowance reflects management’s view of trends in loan loss activity, current loan portfolio quality and present economic, political and regulatory conditions. Portions of the allowance may be allocated for specific loans; however, the allowance is available for

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

any loan that is charged off. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans (or portions thereof) deemed to be uncollectible. Loan charge-offs are recognized when management believes the collectability of the principal balance outstanding is unlikely. Full or partial charge-offs on collateral dependent impaired loans are generally recognized when the collateral is deemed to be insufficient to support the carrying value of the loan.

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

Transfers of financial assets – Transfers of an entire financial asset, or a participating interest in an entire financial asset, are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) a group of financial assets or a participating interest in an entire financial asset has been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Mortgage servicing rights (“MSR”) – Mortgage servicing rights represent the value associated with servicing residential mortgage loans, when the mortgage loans have been sold into the secondary market and the related servicing has been retained by the Company. The Company may also purchase mortgage servicing rights. The value is determined though a discounted cash flow analysis, which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

judgment. The Company measures its mortgage servicing assets at fair value and reports changes in fair value through earnings under the caption mortgage banking revenue in the period in which the change occurs.

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

Bank-owned life insurance, net – The carrying amount of bank owned life insurance approximates its fair value, and is estimated using the cash surrender value, net of any surrender charges.

Federal Home Loan Bank stock – The Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”). FHLB stock represents the Company’s investment in the FHLB and is carried at par value, which reasonably approximates its fair value. As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2016 and 2015, the Company’s minimum required investment in FHLB stock was $2.8 million and $2.2 million, respectively. Typically the Company may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

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

Advertising costs – The Company expenses advertising costs as they are incurred. Advertising expenses were $201,000 and $150,000 for the years ended December 31, 2016 and 2015, respectively.

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

Intangible assets – At December 31, 2016 and 2015, the Company had $352,000 and $485,000, respectively, of identifiable intangible assets included in other assets as a result of the acquisition of deposits from other institutions. This asset is amortized using the straight-line method over a period of 9.5 years and has a remaining weighted average life of 2.2 years. Management reviews intangible assets for impairment on an annual basis. No impairment losses have been recognized in the periods presented.

Employee stock ownership plan – The Company sponsors a leveraged ESOP. As shares are committed to be released, compensation expense is recorded equal to the market price of the shares, and the shares become outstanding for purposes of earnings per share calculations. Cash dividends on allocated shares (those credited to ESOP participants’ accounts) are recorded as a reduction of stockholders’ equity and distributed directly to participants’ accounts. Cash dividends on unallocated shares (those held by the ESOP not yet credited to participants’ accounts) are used to pay administrative expenses and debt service requirements of the ESOP. See Note 13 – Employee Benefits for further information. At December 31, 2016, there were 66,800 unallocated shares in the plan. Shares released on December 31, 2016 totaled 21,443 and will be credited to plan participants’ accounts in 2017.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

The ASU amends certain aspects of the guidance set forth in the FASB’s new revenue standard related to identifying performance obligations and licensing implementation. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new ASU requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients, but does not change the core revenue recognition principle in Topic 606. This ASU is effective for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. For financial reporting purposes, the ASU allows for either full retrospective adoption, meaning this ASU is applied to all of the periods presented, or modified retrospective adoption, meaning the ASU is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the ASU is recognized at the date of initial application. As a financial institution, the Company’s largest component of revenue, interest income, is excluded from the scope this ASU. The Company is currently evaluating the provisions to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. This ASU requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. In addition, the ASU requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This ASU also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The ASU also requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for certain provisions. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize, on the balance sheet, the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in the ASU is permitted. Although an estimate of the impact of the new leasing standard has not yet been determined, the Company expects a significant new lease asset and related lease liability on the balance sheet due to the number of leased properties the Bank currently has that are accounted for under current operating lease guidance.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. A contract novation refers to replacing one of the parties to a derivative instrument with a new party. This ASU clarifies that a change in counterparty in a derivative instrument does not, in and of itself, require re-designation of that hedging relationship and therefore discontinue the application of hedge accounting.

ASU 2016-05 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The adoption of ASU 2016-05 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The ASU is effective for annual and interim periods beginning after December 15, 2016. The adoption of ASU is being reviewed for any material impact there may be on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The measurement of expected credit losses will be based on historical information, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. Available-for-sale securities will bifurcate the fair value mark and establish an allowance for credit losses through the income statement for the credit portion of that mark. The interest portion will continue to be recognized through accumulated other comprehensive income or loss. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 with early adoption permitted after December 15, 2018. The Company has begun the process to implement this new standard by working with a key vendor that specializes in this area. It has yet to be determined what impact this standard will have on the Company’s consolidated financial statements. While the Company has not quantified the impact of this ASU, it does expect changing from the current incurred loss model to an expected loss model will result in an earlier recognition of losses.

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

In December 2016, FASB issued ASU No. 2016-19, “Technical Corrections and Improvements” and ASU 2016-20, “Technical Corrections and Improvements to Topic 606: Revenue from Contracts with Customers.” On November 10, 2010 FASB added a standing project that will facilitate the FASB Accounting Standards Codification (“Codification”) updates for technical corrections, clarifications, and improvements. These amendments are referred to as Technical Corrections and Improvements. Maintenance updates include non-substantive corrections to the Codification, such as editorial corrections, various link-related changes, and changes to source fragment information. These updates contain amendments that will affect a wide variety of Topics in the Codification.

The amendments in these ASUs will apply to all reporting entities within the scope of the affected accounting guidance and generally fall into one of four categories: amendments related to differences between original guidance and the Codification, guidance clarification and reference corrections, simplification, and minor improvements.

In summary, the amendments represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Transition guidance varies based on the amendments in the ASUs. The amendments that require transition guidance are effective for fiscal years and interim reporting periods after December 15, 2016. Early adoption is permitted including adoption in an interim period. All other amendments are effective upon the issuance of these ASUs. Neither ASU 2016-19 nor ASU 2016-20 had a material impact on the Company’s consolidated financial statements.

In January 2017, FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323).” The ASU amends the Codification for SEC staff announcements made at recent Emerging Issues Task Force (EITF) meetings. The SEC guidance that specifically relates to our Consolidated Financial Statement was from the September 2016 meeting, where the SEC staff expressed their expectations about the extent of disclosures registrants should make about the effects of the new FASB guidance as well as any amendments issued prior to adoption, on revenue (ASU 2014-09), leases (ASU

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

2016-02) and credit losses on financial instruments (ASU 2016-13) in accordance with SAB Topic 11.M. Registrants are required to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. In cases where a registrant cannot reasonably estimate the impact of the adoption, then additional qualitative disclosures should be considered. The ASU incorporates these SEC staff views into ASC 250 and adds references to that guidance in the transition paragraphs of each of the three new standards. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment”. The amendments in this ASU are intended to reduce the cost and complexity of the goodwill impairment test by eliminating Step 2 from the impairment test. The amendments modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Under the amendments in this ASU, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. An impairment charge should be recognized for the amount which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments in this ASU are effective for the Company’s annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

Note 3 – Restricted Cash

Federal Reserve Board regulations require that the Company maintain certain minimum reserve balances either as cash on hand or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The reserve balances were $7.7 million and $4.6 million at December 31, 2016 and 2015, respectively.

Note 4 – Investments

The amortized cost and fair value of AFS securities and the corresponding amounts of gross unrealized gains and losses at December 31, 2016 and 2015 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2016
Municipal bonds	$3,262	$127	$(36)	$3,353
Agency mortgage-backed securities	2,858	49	(3)	2,904
Non-agency mortgage-backed securities	362	—	(15)	347
Total	$6,482	$176	$(54)	$6,604

December 31, 2015
Municipal bonds	$1,912	$184	$—	$2,096
Agency mortgage-backed securities	4,088	102	(18)	4,172
Non-agency mortgage-backed securities	449	—	(21)	428
Total	$6,449	$286	$(39)	$6,696

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The amortized cost and fair value of mortgage-backed securities by contractual maturity, at December 31, 2016, are shown below (in thousands). Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2016
	Amortized Cost	Fair Value
Due in less than one year	$—	$—
Due in one to five years	1,349	1,313
Due after five to ten years	414	432
Due after ten years	4,719	4,859
Total	$6,482	$6,604

There were no pledged securities at December 31, 2016. There were no sales of AFS securities for the years ended December 31, 2016 or 2015.

The following table summarizes at December 31, 2016 and 2015 the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position (in thousands):

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$1,313	$(36)	$—	$—	$1,313	$(36)
Agency mortgage-backed securities	—	—	1,125	(3)	1,125	$(3)
Non-agency mortgage-backed securities	—	—	347	(15)	347	(15)
Total	$1,313	$(36)	$1,472	$(18)	$2,785	$(54)
	December 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$—	$—	$1,370	$(18)	$1,370	$(18)
Non-agency mortgage-backed securities	—	—	428	(21)	428	(21)
Total	$—	$—	$1,798	$(39)	$1,798	$(39)

The following table presents at December 31, 2016 and 2015 the cumulative roll forward of credit losses recognized in earnings relating to the Company’s non-U.S. agency mortgage backed securities (in thousands):

	Year Ended December 31,
	2016	2015
Estimated credit losses, beginning balance	$—	$450
Additions for credit losses not previously recognized	—	—
Reduction for increases in cash flows	—	—
Removal of credit losses due to securities sold	—	(450)
Estimated credit losses, ending balance	$—	$—

At December 31, 2016, the securities portfolio consisted of nine agency mortgage-backed securities, one non-agency mortgage-backed security and eight municipal securities with a fair value of $6.6 million. At December 31, 2015, the securities portfolio consisted of 12 agency mortgage-backed securities, one non-agency mortgage-backed securities and five municipal bonds with a fair value of $6.7 million. At December 31, 2016, one agency mortgage-backed security and three municipal securities were in an unrealized loss position. At

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

December 31, 2015, one agency mortgage-backed security was in an unrealized loss position. For both the 2016 and 2015 periods, the unrealized losses were caused by changes in market interest rates or market illiquidity subsequent to the initial purchase of the securities, and not related to the underlying credit of the issuer or the underlying collateral. Because the decline in fair value is attributable to changes in interest rates or market illiquidity and not credit quality, and because it is more likely than not that the Company will not be required to sell either security before anticipated recovery of the remaining amortized cost basis, the unrealized loss on these securities is not considered an OTTI.

Note 5 – Loans

The composition of the loan portfolio, excluding loans held-for-sale, at December 31, 2016 and 2015 is as follows (in thousands):

	At December 31,
	2016	2015
Real estate loans:
One- to four- family	$152,386	$141,125
Home equity	27,771	31,573
Commercial and multifamily	181,004	175,312
Construction and land	70,915	57,043
Total real estate loans	432,076	405,053
Consumer loans:
Manufactured homes	15,494	13,798
Other consumer(1)	27,928	23,030
Total consumer loans	43,422	36,828
Commercial business loans	26,331	19,295
Total loans	501,829	461,176
Deferred fees	(1,828)	(1,707)
Total loans, gross	500,001	459,469
Allowance for loan losses	(4,822)	(4,636)
Total loans, net	$495,179	$454,833
(1)	Included in other consumer loans are floating home loans totaling $24.0 million and $18.2 million as of December 31, 2016 and 2015, respectively.

The following table presents the balance in the allowance for loan losses and the unpaid principal balance in loans, net of partial charge-offs by portfolio segment and based on impairment method as of December 31, 2016 (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$536	$121	$24	$35	$59	$65	$23	$—	$863
Collectively evaluated for impairment	1,006	257	1,120	424	109	179	152	712	3,959
Ending balance	$1,542	$378	$1,144	$459	$168	$244	$175	$712	$4,822
Loans receivable:
Individually evaluated for impairment	$4,749	$832	$1,582	$83	$312	$62	$616	$—	$8,236
Collectively evaluated for impairment	147,637	26,939	179,422	70,832	15,182	27,866	25,715	—	493,593
Ending balance	$152,386	$27,771	$181,004	$70,915	$15,494	$27,928	$26,331	$—	$501,829

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table presents the balance in the allowance for loan losses and the unpaid principal balance in loans, net of partial charge-offs by portfolio segment and based on impairment method as of December 31, 2015 (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$647	$110	$36	$18	$63	$—	$8	$—	$882
Collectively evaluated for impairment	1,192	497	885	364	238	188	149	241	3,754
Ending balance	$1,839	$607	$921	$382	$301	$188	$157	$241	$4,636
Loans receivable:
Individually evaluated for impairment	$5,779	$904	$1,966	$91	$361	$5	$114	$—	$9,220
Collectively evaluated for impairment	135,346	30,669	173,346	56,952	13,437	23,025	19,181	—	451,956
Ending balance	$141,125	$31,573	$175,312	$57,043	$13,798	$23,030	$19,295	$—	$461,176

The following table summarizes the activity in loan losses for the year ended December 31, 2016 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to-four family	$1,839	$(72)	$47	$(272)	$1,542
Home equity	607	(15)	78	(292)	378
Commercial and multifamily	921	(314)	—	537	1,144
Construction and land	382	—	18	59	459
Manufactured homes	301	—	8	(141)	168
Other consumer	188	(42)	53	45	244
Commercial business	157	(29)	—	47	175
Unallocated	241	—	—	471	712
	$4,636	$(472)	$204	$454	$4,822

The following table summarizes the activity in loan losses for the year ended December 31, 2015 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to-four family	$1,442	$(21)	$—	$418	$1,839
Home equity	601	(35)	36	5	607
Commercial and multifamily	1,244	—	—	(323)	921
Construction and land	399	(40)	—	23	382
Manufactured homes	193	(37)	8	137	301
Other consumer	167	(77)	15	83	188
Commercial business	108	—	—	49	157
Unallocated	233	—	—	8	241
	$4,387	$(210)	$59	$400	$4,636

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

The following table represents the internally assigned grades as of December 31, 2016 by type of loan (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:
Pass	$148,617	$26,547	$171,678	$67,539	$15,288	$27,817	$25,625	$483,111
Watch	998	536	8,105	3,376	78	49	326	13,468
Special Mention	139	—	—		30	—	—	169
Substandard	2,632	688	1,221	—	98	62	380	5,081
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$152,386	$27,771	$181,004	$70,915	$15,494	$27,928	$26,331	$501,829

The following table represents the internally assigned grades as of December 31, 2015 by type of loan (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Grade:
Pass	$136,879	$30,310	$169,072	$55,984	$13,621	$22,967	$18,449	$447,282
Watch	1,015	609	4,810	1,059	96	58	846	8,493
Special Mention	1,409	—	1,430	—	33	—	—	2,872
Substandard	1,822	654	—	—	48	5	—	2,529
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$141,125	$31,573	$175,312	$57,043	$13,798	$23,030	$19,295	$461,176

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table presents the recorded investment in nonaccrual loans as of December 31, 2016 and 2015 by type of loan (in thousands):

	2016	2015
One- to four- family	$2,169	$1,157
Home equity	536	344
Commercial and Multifamily	218	—
Manufactured homes	72	27
Commercial	149	—
Total	$3,144	$1,528

The following table represents the aging of the recorded investment in past due loans as of December 31, 2016 by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$2,476	$161	$1,787	$—	$4,424	$147,962	$152,386
Home equity	460	—	494	—	954	26,817	27,771
Commercial and multifamily	—	—	—	—	—	181,004	181,004
Construction and land	440	—	—	—	440	70,475	70,915
Manufactured homes	321	28	62	—	411	15,083	15,494
Other consumer	26	1	—	—	27	27,901	27,928
Commercial business	149	—	—	—	149	26,182	26,331
Total	$3,872	$190	$2,343	$—	$6,405	$495,424	$501,829

The following table represents the aging of the recorded investment in past due loans as of December 31, 2015 by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$2,453	$265	$881	$117	$3,716	$137,409	$141,125
Home equity	352	60	296	—	708	30,865	31,573
Commercial and multifamily	203	—	—	—	203	175,109	175,312
Construction and land	65	—	—	—	65	56,978	57,043
Manufactured homes	103	27	—	—	130	13,668	13,798
Other consumer	17	26	—	—	43	22,987	23,030
Commercial business	154	8	—	—	162	19,133	19,295
Total	$3,347	$386	$1,177	$117	$5,027	$456,149	$461,176

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table represents the credit risk profile based on payment activity as of December 31, 2016 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Performing	$150,170	$27,218	$180,786	$70,915	$15,374	$27,928	$26,089	$498,480
Nonperforming	2,216	553	218	—	120	—	242	3,349
Total	$152,386	$27,771	$181,004	$70,915	$15,494	$27,928	$26,331	$501,829

The following table represents the credit risk profile based on payment activity as of December 31, 2015 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Other consumer	Commercial business	Total
Performing	$139,485	$31,145	$175,312	$57,043	$13,736	$23,030	$19,295	$459,046
Nonperforming	1,640	428	—		62	—	—	2,130
Total	$141,125	$31,573	$175,312	$57,043	$13,798	$23,030	$19,295	$461,176

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

The following table presents loans individually evaluated for impairment as of December 31, 2016 by type of loan (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four- family	$2,454	$2,715	$—	$1,476	$125
Home equity	446	446	—	304	18
Commercial and multifamily	1,221	1,221	—	1,326	70
Manufactured homes	91	106	—	46	9
Commercial business	143	143	—	71	10
Total	4,355	4,631	—	3,223	232

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
One- to four- family	2,295	2,295	536	3,788	106
Home equity	386	466	121	564	19
Commercial and multifamily	361	361	24	449	17
Construction and land	83	83	35	87	4
Manufactured homes	221	221	59	291	16
Other consumer	62	62	65	34	4
Commercial business	473	473	23	294	26
Total	3,881	3,961	863	5,507	192
Totals:
One- to four- family	4,749	5,010	536	5,264	231
Home equity	832	913	121	868	37
Commercial and multifamily	1,582	1,582	24	1,775	87
Construction and land	83	83	35	87	4
Manufactured homes	312	326	59	337	25
Other consumer	62	62	65	34	4
Commercial business	616	616	23	365	36
Total	$8,236	$8,592	$863	$8,730	$424

The following table presents loans individually evaluated for impairment as of December 31, 2015 by type of loan (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four- family	$499	$615	$—	$1,390	$23
Home equity	162	162	—	341	7
Commercial and multifamily	1,430	1,430	—	1,051	80
Construction and land	—	—	—	40	—
Manufactured homes	—	—	—	52	—
Other consumer	—	—	—	28	—
Commercial business	—	—	—	61	—
Total	2,091	2,207	—	2,963	110
With an allowance recorded:
One- to four- family	5,280	5,396	647	3,686	246
Home equity	742	832	110	748	30
Commercial and multifamily	536	536	36	1,357	10
Construction and land	91	91	18	106	5
Manufactured homes	361	366	63	332	29
Other consumer	5	5	—	11	1
Commercial business	114	114	8	68	6
Total	7,129	7,340	882	6,308	327
Totals:
One- to four- family	5,779	6,011	647	5,076	269
Home equity	904	994	110	1,089	37

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial and multifamily	1,966	1,966	36	2,408	90
Construction and land	91	91	18	146	5
Manufactured homes	361	366	63	384	29
Other consumer	5	5	—	39	1
Commercial business	114	114	8	129	6
Total	$9,220	$9,547	$882	$9,271	$437

Forgone interest on nonaccrual loans was $54,000 and $104,000 at December 31, 2016 and 2015, respectively. There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual, TDR or impaired at December 31, 2016 and 2015.

Troubled debt restructurings. Loans classified as TDRs totaled $3.4 million and $6.0 million at December 31, 2016 and 2015, respectively. A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind. The Company has granted a variety of concessions to borrowers in the form of loan modifications. The modifications granted can generally be described in the following categories:

Rate Modification: A modification in which the interest rate is changed.

Term Modification: A modification in which the maturity date, timing of payments, or frequency of payments is changed.

Combination Modification: Any other type of modification, including the use of multiple categories above.

There was one new TDR during the year ended December 31, 2016 of $40,000 related to an unsecured loan. The TDR was a combination modification.

There was one new TDR during the year ended December 31, 2015 of $368,000 related to a commercial and multifamily loan. The TDR was a combination modification.

There were no post-modification changes for the unpaid principal balance in loans, net of partial charge-offs, that were recorded as a result of the TDRs for the years ended December 31, 2016 and 2015.

There were no TDRs for which there was a payment default within the first 12 months of modification during the twelve months ended December 31, 2016 and 2015.

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

	December 31,
	2016	2015
Balance, beginning of period	$4,093	$4,675
Advances	115	69
New / (retired) loans, net	(897)	174
Repayments	(131)	(825)
Balance, end of period	$3,180	$4,093

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

At December 31, 2016 and 2015, loans totaling $5.8 million and $7.8 million, respectively, represented real estate secured loans that had current loan-to-value ratios above supervisory guidelines.

Note 6 – Mortgage Servicing Rights

The unpaid principal balances of loans serviced for Federal National Mortgage Association (FNMA) at December 31, 2016 and 2015, totaled approximately $410.1 million and $360.4 million, respectively, and are not included in the Company’s consolidated financial statements. The Company also services loans for other financial institutions. The unpaid principal balances of loans serviced for other financial institutions at December 31, 2016 and 2015, totaled approximately $13.8 million and $9.4 million, respectively, and was not included in the Company’s financial statements.

A summary of the change in the balance of mortgage servicing assets at December 31, 2016 and 2015 is as follows (in thousands):

	Year Ended December 31,
	2016	2015
Beginning balance, at fair value	$3,249	$3,028
Servicing rights that result from transfers and purchase of financial assets	1,049	679
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(49)	210
Other(2)	(688)	(668)
Ending balance, at fair value	$3,561	$3,249
(1)	Represents changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection or realization of expected cash flows over time.

The key economic assumptions used in determining the fair value of mortgage servicing rights were as follows:

	At December 31,
	2016	2015
Prepayment speed (PSA)	152%	178%
Weighted-average life (years)	7.2	6.7
Yield to maturity discount rate	13.0%	10.0%

The amount of contractually specified servicing, late and ancillary fees earned and recorded in mortgage servicing income on the Consolidated Statements of Income, was $956,000 and $840,000, for the years ended December 31, 2016 and 2015, respectively.

Note 7 – Premises and Equipment

Premises and equipment at December 31, 2016 and 2015 are summarized as follows (in thousands):

	At December 31,
	2016	2015
Land	$653	$653
Buildings and improvements	4,742	4,739
Furniture and equipment	3,756	2,752
Less: Accumulated depreciation and amortization	(3,602)	(2,809)
Premises and equipment, net	$5,549	$5,335

Depreciation and amortization expense was $793,000 and $620,000, for the years ended December 31, 2016 and 2015, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The Company leases office space in several buildings. Generally, operating leases contain renewal options and provisions requiring the Company to pay property taxes and operating expenses over base period amounts. All rental payments are dependent only upon the lapse of time.

Minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows (in thousands):

Year ending December 31,	Amount
2017	$1,128
2018	933
2019	903
2020	858
2021	876
Thereafter	6,146
$10,844

The total rental expense for the years ended December 31, 2016 and 2015 for all facilities leased under operating leases was approximately $1.0 million and $877,000, respectively.

Note 8 – Other Real Estate Owned and Repossessed Assets

The following table presents activity related to OREO and other repossessed assets for the periods shown (in thousands):

	Year ended December 31,
	2016	2015
Beginning balance	$769	$323
Additions to OREO and repossessed assets	634	1,383
Pay downs/Sales	(252)	(736)
Write-ups/Gains (Write-downs/Losses)	21	(201)
	$1,172	$769

Note 9- Deposits

A summary of deposit accounts with the corresponding weighted average cost of funds at December 31, 2016 and 2015 are presented below (dollars in thousands):

	As of December 31, 2016		As of December 31, 2015
	Deposit Balance	Wtd Avg Rate	Deposit Balance	Wtd Avg Rate
Noninterest-bearing demand	$60,566	0.00%	$48,067	0.00%
Interest-bearing demand	150,327	0.34	127,392	0.42
Savings	44,879	0.21	38,833	0.18
Money market	49,042	0.17	54,046	0.16
Certificates	159,742	1.12	168,880	1.22
Escrow(1)	3,175	0.00	2,806	0.00
Total	$467,731	0.53%	$440,024	0.63%
(1)	Escrow balances shown in noninterest-bearing deposits on the consolidated balance sheets.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Scheduled maturities of time deposits at December 31, 2016 are as follows (in thousands):

Year Ending December 31,	Amount
2017	$80,468
2018	45,260
2019	14,392
2020	6,044
Thereafter	13,578
$159,742

Savings, demand, and money market accounts have no contractual maturity. Certificates of deposit have maturities of five years or less.

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2016 and 2015 was approximately $56.7 million and $63.3 million, respectively. Deposits in excess of $250,000 are not federally insured. There were $3.6 million and $4.7 million of brokered deposits at December 31, 2016 and 2015, respectively.

Deposits from related parties held by the Company were $1.3 million and $3.0 million at December 31, 2016 and 2015, respectively.

Note 10 – Borrowings

The Company utilizes a loan agreement with the FHLB. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage, commercial and multifamily portfolio based on the outstanding balance. At December 31, 2016 and 2015, the amount available to borrow under this credit facility was $197.9 million and $174.0 million, respectively. At December 31, 2016, the credit facility was collateralized as follows: one- to four- family mortgage loans with an advance equivalent of $107.2 million, commercial and multifamily mortgage loans with an advance equivalent of $94.4 million and home equity loans with an advance equivalent of $15.9 million.

The Company had outstanding borrowings under this arrangement of $54.8 million and $40.4 million at December 31, 2016 and 2015, respectively.

Additionally, the Company had outstanding letters of credit from the FHLB with a notional amount of $21.0 million and $47.5 million at December 31, 2016 and December 31, 2015, respectively, to secure public deposits. The net remaining amount available as of December 31, 2016 and December 31, 2015, was $122.2 million and $86.1 million, respectively.

All contractual principal repayments of $54.8 million, with a weighted average interest rate of 0.82%, at December 31, 2016 are due within one year.

The maximum amount outstanding from the FHLB under term advances at month end during 2016 was $59.8 million and during 2015 was $45.0 million. The average balance outstanding during 2016 was $36.6 million and during 2015 was $24.6 million. The weighted average interest rate on the borrowings was 0.58% in 2016 and 0.43% in 2015.

The Company participates in the Federal Reserve Bank (“FRB”) Borrower-in-Custody program, which gives the Company access to the discount window. The terms of the program call for a pledge of specific assets. The Company had unused borrowing capacity of $42.0 million and $25.9 million and no outstanding borrowings under this program at December 31, 2016 and 2015, respectively.

The Company has access to an unsecured line of credit from the Pacific Coast Banker’s Bank. The line has a one-year term maturing on June 30, 2017 and is renewable annually. As of December 31, 2016, the amount available under this line of credit was $2.0 million. There was no balance on this line of credit as of December 31, 2016 and 2015, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The Company has access to a Fed Funds line of credit from Zions Bank under a Fed Funds Sweep and Line Agreement established September 26, 2014. The agreement allows access to a Fed Funds Line of up to $9.0 million and requires the Company to maintain cash balances with Zions Bank of $250,000. The agreement has no maturity date. There was no balance on this line of credit as of December 31, 2016 and 2015, respectively.

The Company has access to an unsecured line of credit from The Independent Bank (TIB). As of December 31, 2016, the amount available under this line of credit was $10.0 million. There was no balance on this line of credit as of December 31, 2016 and 2015, respectively.

Note 11 – Fair Value Measurements

The following tables present information about the level in the fair value hierarchy for the Company’s financial instruments as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$54,582	$54,582	$54,582	$—	$—
Available for sale securities	6,604	6,604	—	6,257	347
Loans held-for-sale	871	871	—	871	—
Loans, net	495,179	494,289	—	—	494,289
Accrued interest receivable	1,816	1,816	1,816	—	—
Mortgage servicing rights	3,561	3,561	—	3,561
FHLB Stock	2,840	2,840	—	—	2,840
FINANCIAL LIABILITIES:
Non-maturity deposits	307,989	307,989	—	307,989	—
Time deposits	159,742	159,333	—	159,333	—
Borrowings	54,792	54,805	—	54,805	—
Accrued interest payable	73	73	—	73	—
	December 31, 2015		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$48,264	$48,264	$48,264	$—	$—
Available for sale securities	6,696	6,696	—	6,268	428
Loans held-for-sale	2,091	2,091	—	2,091	—
Loans, net	454,833	454,854	—	—	454,854
Accrued interest receivable	1,608	1,608	1,608	—	—
Mortgage servicing rights	3,249	3,249	—	—	3,249
FHLB Stock	2,212	2,212	—	—	2,212
FINANCIAL LIABILITIES:
Non-maturity deposits	271,144	271,639	—	271,639	—
Time deposits	168,880	168,091	—	168,091	—
Borrowings	40,435	40,421	—	40,421	—
Accrued interest payable	72	72	—	72	—

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following tables present the balance of assets measured at fair value on a recurring basis as of December 31, 2016 and 2015 (in thousands):

	Fair Value at December 31, 2016
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$3,353	$—	$3,353	$—
Agency mortgage-backed securities	2,904	—	2,904	—
Non-agency mortgage-backed securities	347	—	—	347
Mortgage servicing rights	3,561	—	—	3,561
	Fair Value at December 31, 2015
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$2,096	$—	$2,096	$—
Agency mortgage-backed securities	4,172	—	4,172	—
Non-agency mortgage-backed securities	428	—	—	428
Mortgage servicing rights	3,249	—	—	3,249

For the year ended December 31, 2016 there were no transfers between Level 1 and Level 2 nor between Level 2 and Level 3.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2016:

Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	104-396% (152%)
		Discount rate	13%-15% (13%)
Non-agency mortgage-backed securities	Discounted cash flow	Discount rate	7%-9% (8%)

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table provides a reconciliation of assets and liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Beginning balance, at fair value	$428	$2,345
Principal payments	(87)	(1,947)
Change in unrealized loss	6	30
Ending balance, at fair value	$347	$428

Mortgage servicing rights are measured at fair value using significant unobservable input (Level 3) on a recurring basis and a reconciliation of this asset can be found in Note 7 – Mortgage Servicing Rights.

The following table presents the balance of assets measured at fair value on a nonrecurring basis and the total losses resulting from these fair value adjustments (in thousands):

	Fair Value at December 31, 2016
Description	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$1,172	$—	$—	$1,172
Impaired loans	8,236	—	—	8,236
	Fair Value at December 31, 2015
Description	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$769	$—	$—	$769
Impaired loans	9,220	—	—	9,220

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at December 31, 2016 or December 31, 2015.

The following table provides a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at December 31, 2016:

Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Market approach	Adjusted for difference between comparable sales	0-0% (0%)
Impaired loans	Market approach	Adjusted for difference between comparable sales	0-100% (10.5%)

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

A description of the valuation methodologies used for impaired loans and OREO is as follows:

Impaired Loans − The fair value of collateral dependent loans is based on the current appraised value of the collateral or internally developed models utilizing a calculation of expected discounted cash flows which contain management’s assumptions.

OREO and Repossessed Assets – The fair value of OREO and repossessed assets is based on the current appraised value of the collateral less estimated costs to sell.

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and cash equivalents, accrued interest receivable and payable − The estimated fair value is equal to the carrying amount.

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

Loans Held-for-Sale − Residential mortgage loans held-for-sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At December 31, 2016 and 2015, loans held-for-sale were carried at cost as no impairment was required.

Loans − The estimated fair value for all fixed rate loans is determined by discounting the estimated cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and maturities. The estimated fair value for variable rate loans is the carrying amount. The fair value for all loans also takes into account projected loan losses as a part of the estimate.

Mortgage Servicing Rights –The fair value of mortgage servicing rights is determined though a discounted cash flow analysis, which uses interest rates, prepayment speeds, discount rates, and delinquency rate assumptions as inputs.

FHLB stock − The estimated fair value is equal to the par value of the stock, which approximates fair value.

Bank-owned Life Insurance − The estimated fair value is equal to the cash surrender value of policies, net of surrender charges.

Deposits − The estimated fair value of deposit accounts (savings, demand deposit, and money market accounts) is the carrying amount. The fair values of fixed-maturity time certificates of deposit are estimated by discounting the estimated cash flows using the current rate at which similar certificates would be issued.

Borrowings − The fair value of borrowings are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Off-balance-sheet financial instruments − The fair value for the Company’s off-balance-sheet loan commitments are estimated based on fees charged to others to enter into similar agreements taking into account the remaining terms of the agreements and credit standing of the Company’s customers. The estimated fair value of these commitments is not significant.

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

Note 12 – Earnings Per Share

Basic earnings per common share is computed by dividing net income (which has been adjusted for distributed and undistributed earnings to participating securities) by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Unvested share-based awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards.

The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. If calculated under the two-class method, which assumes the participating securities are not exercised, the difference in EPS is not significant.

Earnings per share are summarized in the following table (all figures in thousands except earnings per share):

	Years Ended December 31,
	2016	2015
Net income	$5,378	$4,790
Weighted average number of shares outstanding, basic	2,487	2,492
Effect of potentially dilutive common shares(1)	80	88
Weighted average number of shares outstanding, diluted	2,567	2,580
Earnings per share, basic	$2.16	$1.92
Earnings per share, diluted	$2.09	$1.86
(1)	Represents the effect of the assumed exercise of stock options and vesting of non-participating restricted shares, based on the treasury stock method.

There were no anti-dilutive securities at December 31, 2016 or 2015.

Note 13 – Employee Benefits

The Company has a 401(k) pension plan that allows employees to defer a portion of their salary into the 401(k) plan. The Company matches a portion of employees’ salary deferrals. Pension costs are accrued and funded on a current basis. The Company contributed $139,000 and $135,000 to the plan for the years ended December 31, 2016 and 2015, respectively.

The Company also offers a deferred compensation plan for designated senior managers, which provides benefits payable at age 65. Under certain circumstances, benefits are payable to designated beneficiaries. Contributions to the plan are discretionary, and monies set aside to fund the plan are currently held in certificate of deposit accounts at the Company and at December 31, 2016 and 2015 approximated $102,000 and $102,000, respectively. The Company made no contributions to the plan for the years ended December 31, 2016 and 2015.

Supplemental Executive Retirement Plans.

The Company maintains two supplemental executive retirement plans for the benefit of Ms. Stewart, which are intended to be unfunded, non-contributory defined benefit plans maintained primarily to provide her with

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

supplemental retirement income. The first supplemental executive retirement plan (“SERP 1”) was effective as of August 2007. The second supplemental executive retirement plan (“SERP 2”) was effective as of December 30, 2011, at which time the benefits under SERP 1 were frozen. At that time, the Company also entered into a Confidentiality, Non-Competition, and Non-Solicitation Agreement with Ms. Stewart, which is discussed below.

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

Under the terms of SERP 2, as amended, upon Ms. Stewart’s termination of employment with Sound Community Bank for any reason other than death, she will be entitled to receive additional retirement benefits of $78,030 per year for life commencing on the first day of the month following the later of age 70 or her separation from service (as defined in SERP 2) from Sound Community Bank. In the event of Ms. Stewart’s death, her beneficiary will be entitled to a single lump sum payment within 90 days thereafter in an amount equal to the account value as of the death benefit valuation date, or approximately $1.0 million at December 31, 2016. If a change in control occurs (as defined in SERP 2), Ms. Stewart will receive her full retirement benefit under SERP 2 commencing upon the first day of the month following her separation from service from Sound Community Bank.

Confidentiality, Non-Competition, and Non-Solicitation Agreement.

Effective December 30, 2011, Sound Community Bank entered into a Confidentiality, Non-competition, and Non-solicitation Agreement (the “Non-compete Agreement”) with Ms. Stewart. The Non-compete Agreement commences upon Ms. Stewart’s termination of employment with us and expires upon the earlier of (a) 36 months from the date of Ms. Stewart’s separation from service (as defined in the Non-compete Agreement”) or (b) the date she begins receiving retirement benefits under the SERP 2, which time frame is referred to as the “Restricted Period.” In consideration of Ms. Stewart’s non-competition and non-solicitation obligations under the Non-compete Agreement, Ms. Stewart will be entitled to receive a bi-monthly payment, in an amount equal to $3,541.67, which amount shall be paid in equal bi-monthly payments during the Restricted Period beginning on the fifth day of the month following her separation from service with Sound Community Bank, except if her termination of employment occurs for good reason (as defined in the Non-compete Agreement). In the event Ms. Stewart employment terminates for good reason, she will be entitled to receive an amount equal to 150 percent of her then-base salary plus the average of her past three years short term bonus pay, or approximately $719,000 at December 31, 2016, payable in 12 monthly installments beginning on the first day of the month following her termination. If Ms. Stewart terminates her employment with us for good reason within 24 months following a change in control (as defined in the Non-compete Agreement), Ms. Stewart will be entitled to receive the amount described in the preceding sentence, but payable in a lump sum. Ms. Stewart’s benefits under the Non-compete Agreement are forfeited if she breaches the terms of the agreement. No payments will be made under the agreement if Ms. Stewart’s employment ceases on account of her disability or death (and payments that have commenced will cease upon death), or if she is otherwise ineligible to work in the financial product or services industry.

Stock Options and Restricted Stock

The Company currently has two existing Equity Incentive Plans, a 2008 Equity Inventive Plan (the”2008 Plan”) and a 2013 Equity Incentive Plan (the “2013 Plan”, and together with the 2008 Plan (the “Plans”)), both of which were approved by shareholders. The Plans permit the grant of restricted stock, restricted stock units, stock options, and stock appreciation rights. Under the 2008 Plan, 126,287 shares of common stock were approved for awards for stock options and stock appreciation rights and 50,514 shares of common stock were approved for awards for restricted stock and restricted stock units. Under the 2013 Plan, 141,750 shares of common stock

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

were approved for awards for stock options and stock appreciation rights and 56,700 shares of common stock were approved for awards for restricted stock and restricted stock units.

As of December 31, 2016, on an adjusted basis, awards for stock options totaling 234,391 shares and awards for restricted stock totaling 106,637 shares of Company common stock have been granted, net of any forfeitures, to participants in the Plan. During the years ended December 31, 2016 and 2015, share-based compensation expense totaled $525,000 and $418,000, respectively.

Stock Option Awards

The stock option awards granted to date under the 2008 Plan vest in 20 percent annual increments commencing one year from the grant date in accordance with the requirements of the 2008 Plan. The stock option awards granted to date under the 2013 Plan vest in equal annual installments of either two or four years. All of the options granted are exercisable for a period of 10 years from the date of grant, subject to vesting.

The following is a summary of the Company’s stock option plan award activity during the period ended December 31, 2016:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at the beginning of the year	184,407	$14.56	5.51	$2,478,430
Granted	10,993	22.31
Exercised	(21,856)	10.66
Forfeited	(3,487)	17.23
Expired	—
Outstanding at December 31, 2016	170,057	15.41	6.44	$2,141,018
Exercisable	94,382	13.44	5.44	$1,374,202
Expected to vest, assuming a 0% forfeiture rate over the vesting term	75,675	$17.87	6.61	$766,588

As of December 31, 2016, there was $309,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.13 years.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The fair value of options granted in 2016 was determined using the following weighted-average assumptions as of the grant date.

Annual dividend yield	1.03%
Expected volatility	25.48%
Risk-free interest rate	1.64%
Expected term	6.92 years
Weighted-average grant date fair value per option granted	$5.78

Restricted Stock Awards

The fair value of the restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. The restricted stock awards granted to date under the 2008 Plan provide for vesting in 20 percent annual increments commencing one year from the grant date. The restricted stock awards granted to date under the 2013 Plan provide for immediate vesting of 33.33% of a recipient’s award with the balance of an individual’s award under the 2013 Plan vesting in two equal annual installments commencing one year from the grant date.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following is a summary of the Company’s non-vested restricted stock awards for the year ended December 31, 2016:

Non-vested Shares	Shares	Weighted- Average Grant- Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-vested at January 1, 2016	31,553	$16.32
Granted	11,606	22.31
Vested	(15,962)	17.59
Forfeited	(1,059)	17.36
Expired	—
Non-vested at December 31, 2016	26,138	$18.08	$28.00
Expected to vest assuming a 0% forfeiture rate over the vesting term	26,138	$18.08	$28.00

As of December 31, 2016, there was $310,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plan. The cost is expected to be recognized over the weighted-average vesting period of 1.03 years. The total fair value of shares vested for the years ended December 31, 2016 and 2015 was $272,000 and $211,000, respectively.

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company. In August 2012, in conjunction with the Company’s conversion to a full stock company from the mutual holding company structure, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company. Both loans are being repaid principally by the Bank through contributions to the ESOP over a period of ten years. The interest rate on the loans is fixed at 4.00% and 2.25%, per annum, respectively. As of December 31, 2016, the remaining balances of the ESOP loans were $136,000 and $590,000, respectively.

Neither the loan balances nor the related interest expense are reflected on the condensed consolidated financial statements.

At December 31, 2016, the ESOP was committed to release 21,443 shares of the Company’s common stock to participants and held 66,800 unallocated shares remaining to be released in future years. The fair value of the 183,469 restricted shares held by the ESOP trust was $5.1 million at December 31, 2016. ESOP compensation expense included in salaries and benefits was $491,000 and $448,000 for the years ended December 31, 2016 and 2015, respectively.

Note 14 – Income Taxes

The provision for income taxes at December 31, 2016 and 2015 was as follows (in thousands):

	At December 31,
	2016	2015
Current	$2,718	$2,648
Deferred	(23)	(359)
Total tax expense	$2,695	$2,289

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

A reconciliation of the provision for income taxes for the years ended December 31, 2016 and 2015 with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows (dollars in thousands):

	Years Ended December 31,
	2016	2015
Provision at statutory rate	$2,745	$2,407
Tax-exempt income	(76)	(63)
Other	26	(55)
	2,695	2,289
Federal Tax Rate	34.0%	34.0%
Tax exempt rate	(0.9)	(0.9)
Other	0.3	(0.8)
Effective tax rate	33.4%	32.3%

The following table reflects the temporary differences that gave rise to the components of the Company’s deferred tax assets at December 31, 2016 and 2015 (in thousands):

	At December 31,
	2016	2015
Deferred tax assets
Deferred compensation and supplemental retirement	$444	$437
Other, net	182	164
Equity based compensation	117	90
Allowance for loan losses	912	641
Total deferred tax assets	1,655	1,332
Deferred tax liabilities
Prepaid expenses	(86)	(79)
FHLB stock dividends	(141)	(142)
Unrealized gain on securities	(42)	(84)
Depreciation	(128)	(112)
Intangible assets	(4)	(3)
Mortgage servicing rights	(114)	(55)
Deferred loan costs	(539)	(322)
Total deferred tax liabilities	(1,054)	(797)
Net deferred tax asset	$601	$535

As of December 31, 2016 and 2015, the Company had no unrecognized tax benefits. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in “Provision for income taxes” in the Consolidated Statements of Income. During the years ended December 31, 2016 and 2015, the Company recognized no interest and penalties.

The Company or its subsidiary files an income tax return in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2013.

Note 15 – Minimum Regulatory Capital Requirements

The Federal Reserve and the FDIC approved final capital rules in July 2013 that substantially amended the existing capital rules for banks. These rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as “Basel III”) as well as requirements contemplated by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Under the amended capital rules, there is a capital ratio of common equity Tier 1 (“CET1”) capital to risk-weighted assets ratio. CET1 capital generally consists of retained earnings and common stock (subject to certain adjustments). In March 2015, the Bank exercised a one-time irrevocable option to exclude investment components of accumulated other comprehensive income. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and Tier 1 capital to average assets (as defined in the regulations).

The Bank’s actual capital amounts (in thousands) and ratios as of December 31, 2016 and 2015 are presented in the following table:

	Actual		Minimum Capital Requirements			Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2016
Tier 1 Capital to total adjusted assets(1)	$57,406	9.99%	$22,992	≥	4.0%	$28,740	≥	5.0%
Common Equity Tier 1 risk-based capital ratio(2)	$57,406	12.02%	$21,490	≥	4.5%	$31,041	≥	6.5%
Tier 1 Capital to risk-weighted assets(2)	$57,406	12.02%	$28,653	≥	6.0%	$38,204	≥	8.0%
Total Capital to risk-weighted assets(2)	$62,423	13.07%	$38,204	≥	8.0%	$47,755	≥	10.0%

As of December 31, 2015
Tier 1 Capital to total adjusted assets(3)	$53,041	10.19%	$20,812	≥	4.0%	$26,015	≥	5.0%
Common Equity Tier 1 risk-based capital ratio(4)	$53,041	11.70%	$20,401	≥	4.5%	$29,467	≥	6.5%
Tier 1 Capital to risk-weighted assets(4)	$53,041	11.70%	$27,201	≥	6.0%	$36,268	≥	8.0%
Total Capital to risk-weighted assets(4)	$57,677	12.74%	$36,268	≥	8.0%	$45,335	≥	10.0%
(1)	Based on total adjusted assets of $574,792 at December 31, 2016.
(2)	Based on risk-weighted assets of $477,548 at December 31, 2016.
(3)	Based on total adjusted assets of $520,307 at December 31, 2015.
(4)	Based on risk-weighted assets of $453,345 at December 31, 2015.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019.

For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at December 31, 2016 Sound Financial Bancorp would have exceeded all regulatory capital requirements. The estimated regulatory capital ratios calculated for Sound Financial Bancorp as of December 31, 2016 were 10.42% for Tier 1 leverage-based capital, 12.54% for both Common Equity Tier 1 risk-based capital, Tier 1 Capital to risk-based assets and 13.59% for total risk-based capital.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 16 – Concentrations of Credit Risk

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

Note 17 – Commitments and Contingencies

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

Financial instruments whose contract amount represents credit risk were as follow (in thousands):

	At December 31,
	2016	2015
Commitments to make loans	$3,942	$6,037
Unfunded construction commitments	33,916	32,951
Unused lines of credit	24,753	19,925
Irrevocable letters of credit	185	185
Total loan commitments	$62,796	$59,098

At December 31, 2016, fixed rate loan commitments totaled $5.8 million and had a weighted average interest rate of 4.02%. At December 31, 2015, fixed rate loan commitments totaled $6.0 million and had a weighted average interest rate of 4.00%.

Commitments for credit may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future cash requirements of the Company. These commitments are not reflected in the financial statements.

At December 31, 2016, the Company had letters of credit issued by the FHLB with a notional amount of $21.0 million in order to secure Washington State Public Funds.

In the ordinary course of business, the Company sells loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, and fraud. When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no defects, the Company has no commitment to

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

repurchase the loan. As of December 31, 2016 and 2015, the maximum amount of these guarantees totaled $410.1 million and $360.4 million, respectively. These amounts represent the unpaid principal balances of the Company’s loans serviced for others’ portfolios. There were no loans repurchased during the years ended December 31, 2016 or December 31, 2015.

The Company pays certain medical, dental, prescription, and vision claims for its employees, on a self-insured basis. The Company has purchased stop-loss insurance to cover claims that exceed stated limits and has recorded estimated reserves for the ultimate costs for both reported claims and claims incurred but not reported, which are not considered significant at December 31, 2016 or 2015.

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

Note 18 – Parent Company Financial Information

The Balance Sheets, Statements of Income, and Statements of Cash Flows for Sound Financial Bancorp (Parent Only) are presented below (dollars in thousands):

Balance sheets	December 31,
	2016	2015
Assets
Cash and cash equivalents	$1,916	$451
Investment in Sound Community Bank	57,699	53,483
Other assets	660	586
Total assets	$60,275	$54,520
Liabilities and Stockholders’ Equity
Other liabilities	—	—
Total liabilities	—	—
Stockholders’ equity	60,275	54,520
Total liabilities and stockholders’ equity	$60,275	$54,520
Statements of Income	Year Ended December 31,
	2016	2015
Interest income	$—	$—
Dividend from subsidiary	1,750	1,200
Other expenses	(220)	(244)
Income before income tax benefit and equity in undistributed net
Income of subsidiary	1,530	956
Income tax benefit	75	83
Equity in undistributed earnings of subsidiary	3,773	3,751
Net income	$5,378	$4,790

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Statements of Cash Flows	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$5,378	$4,790
Adjustments to reconcile net income to net cash provided by operating activities Other, net	(75)	312
Change in undistributed equity of subsidiary	(3,773)	(3,751)
Net cash used by operating activities	1,530	1,351
Cash flows from investing activities:
Net proceeds from ESOP	515	457
Net cash provided by investing activities	515	457
Cash flows from financing activities:
Dividends paid	(745)	(574)
Excess tax benefit of stock compensation	—	—
Common stock exercised	165	65
Common stock repurchased	—	(1,261)
Net cash used by financing activities	(580)	(1,770)
Net increase in cash	1,465	38
Cash and cash equivalents at beginning of year	451	413
Cash and cash equivalents at end of year	$1,916	$451

Note 19 – Subsequent Events

On January 30, 2017, the Company declared a quarterly cash dividend of $0.10 per common share, payable February, 27 2017 to shareholders of record at the close of business February 13, 2017.

On October 28, 2016, the Company announced that the Bank had entered into an agreement to purchase from Sunwest Bank a branch located at 4922 Bridgeport Way West, University Place, Washington (the “University Place Branch”). The Bank expects to acquire approximately $15.9 million of deposits for a core deposit premium of 3.35%. The Bank is not acquiring any loans as part of the transaction. The cost of funds from the University Place Branch is approximately 17 basis points and the cash received is expected to be used to pay down FHLB borrowings. The Bank expects to retain the current branch staff at the University Place Branch. The transaction is expected to close in the second calendar quarter of 2017, following satisfaction of customary closing conditions.

PART III

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2016, was carried out under the supervision and with the participation of the our Chief Executive Officer, Chief Financial Officer and several other members of our senior management team within the 90-day period preceding the filing of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria.

(c) Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Information concerning the Company’s directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2017, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company and the Bank is contained under the heading “Executive Officers” under Part I, Item 1 of this Form 10-K and is incorporated herein by reference.

Section 16(a) Beneficial Ownership and Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of Sound Financial Bancorp’s common stock to report to the SEC their initial ownership of Sound Financial Bancorp’s common stock and any subsequent changes in that ownership. Specific due dates for these reports have been established by the SEC, and Sound Financial Bancorp is required to disclose in its proxy statement any late filings or failures to file. To our knowledge, based solely on a review of the copies of reports furnished to us and written representations relative to the filing of certain forms, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were met for transactions in our common stock during 2016.

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

Audit Committee and Audit Committee Financial Expert. Sound Financial Bancorp has an Audit Committee that is appointed by the Board of Directors to provide assistance to the Board in fulfilling its oversight responsibility relating to the integrity of our consolidated financial statements and the financial reporting processes, the systems of internal accounting and financial controls, compliance with legal and regulatory requirements, the annual independent audit of our consolidated financial statements, the independent auditors’ qualifications and independence, the performance of our internal audit function and independent auditors and any other areas of potential financial risk to Sound Financial Bancorp specified by its Board of Directors. The Audit Committee also is responsible for the appointment, retention and oversight of our independent auditors, including pre-approval of all audit and non-audit services to be performed by the independent auditors. During 2016, the Audit Committee was comprised of Directors Jones (chair), Carney, Cook and Haddad, each of whom is “independent” as that term is defined for audit committee members in the Nasdaq Rules. The Board of Directors has determined that Director Jones is an “audit committee financial expert” as defined in Item 407(e) of Regulation S-K of the Securities and Exchange Commission and that all of the Audit Committee members meet the financial literacy requirements under the Nasdaq listing standards. Additional information concerning the Audit Committee is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2017 (except for information contained under the heading “Report of the Audit Committee”), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 11.	Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2017 (except for information contained under the heading “Report of the Audit Committee”), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2017, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of Sound Financial Bancorp, Inc.

Equity Compensation Plan Information. The following table sets forth information as of December 31, 2016 with respect to compensation plans under which shares of common stock were issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity Incentive Plan approved by security holders	94,382	$13.44	34,223	(1)

Equity Incentive Plan not approved by security holders	—	—	—
(1)	Consists of stock options and stock appreciation rights covering up to 33,646 shares of common stock and restricted stock and restricted stock units covering up to 577 shares of common stock.
Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2017, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 14.	Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2017 (except for information contained under the heading “Report of the Audit Committee”) a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

The following are contained in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2016 and 2015
Consolidated Statements of Income for the Years Ended December 31, 2016 and 2015
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016 and 2015
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015
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

Sound Financial Bancorp, Inc.

Date: March 27, 2017	By:	/s/ Laura Lee Stewart
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

/s/ Laura Lee Stewart	/s/ Tyler K. Myers
Laura Lee Stewart, President and Director	Tyler K. Myers, Chairman of the Board
(Principal Executive Officer)	Date: March 27, 2017
Date: March 27, 2017

/s/ David S. Haddad, Jr.	/s/ Robert F. Carney
David S. Haddad, Jr., Director	Robert F. Carney, Director
Date: March 27, 2017	Date: March 27, 2017

/s/ Debra Jones	/s/ Rogelio Riojas
Debra Jones, Director	Rogelio Riojas, Director
Date: March 27, 2017	Date: March 27, 2017

/s/ James E. Sweeney	/s/ Kathleen B. Cook
James E. Sweeney, Director	Kathleen B. Cook, Director
Date: March 27, 2017	Date: March 27, 2017

/s/ Matthew P. Deines
Matthew P. Deines, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 27, 2017

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
4.0
Form of Common Stock Certificate of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on March 27, 2012 (File No. 333-180385))

10.1
Form of Amended and Restated Employment Agreement dated August 30, 2016, among Sound Financial Bancorp, Inc., Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on September 1, 2016 (File No. 001-35633))

10.2
Amended and Restated Supplemental Executive Retirement Agreement by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 27, 2015 (File No. 001-35633))

10.3
Amended and Restated Long Term Compensation Agreement by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 27, 2015 (File No. 001-35633))

10.4
Amended and Restated Confidentiality, Non-Competition and Non-Solicitation Agreement by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 27, 2015 (File No. 001-35633))

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
10.8
2013 Equity Inventive Plan (included as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30,2013 and incorporated herein by reference (File No. 001-35633))

10.9
Form of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock Agreement under the 2013 Equity Incentive Plan (included as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference (File No. 001-35633))

10.10
Amended and Restated Change of Control Agreement dated June 21, 2016, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Matthew P. Deines (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on June 24, 2016 (File No. 001-35633))

10.11
Form of Separation Agreement and Release of All Claims dated May 11, 2016, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Kelli Nielson (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on May 16, 2016 (File No. 001-35633))

10.12
Adoption Agreement for the Sound Community Bank Nonqualified Deferred Compensation Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on March 24, 2017 (File No. (0001140361-17-013082))

10.13
The Sound Community Bank Nonqualified Deferred Compensation Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on May 16, 2016 (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on March 24, 2017 (File No. (0001140361-17-013082))

11	Statement re computation of per share earnings (See Note 12 of the Notes to Consolidated Financial Statements contained in Item 8, Part II of this Annual Report on Form 10-K.)

Exhibits:
21	Subsidiaries of Registrant (incorporated herein by reference to the Registration Statement on Form SB-2 filed with the SEC on September 20, 2007 (File No. 333-146196))
23	Consent of Moss Adams LLP
24	Power of Attorney (set forth on signature page)
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification
101	Interactive Data File