Form 10-Q
period 2017-03-31
Sound Financial Bancorp, Inc.
filed 2017-05-12
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

COMMISSION FILE NUMBER 001-35633

Sound Financial Bancorp, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland	45-5188530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 3rd Avenue, Suite 150, Seattle, Washington	98121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (206) 448-0884

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of May 11, 2017, there were 2,499,980 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$52,807	$54,582
Available-for-sale securities, at fair value	6,359	6,604
Loans held for sale	1,970	871
Loans	489,290	500,001
Allowance for loan losses	(4,838)	(4,822)
Total loans, net	484,452	495,179
Accrued interest receivable	1,754	1,816
Bank-owned life insurance (“BOLI”), net	12,163	12,082
Other real estate owned (“OREO”) and repossessed assets, net	952	1,172
Mortgage servicing rights, at fair value	3,558	3,561
Federal Home Loan Bank (“FHLB”) stock, at cost	1,731	2,840
Premises and equipment, net	6,009	5,549
Other assets	3,621	4,127
Total assets	$575,376	$588,383
LIABILITIES
Deposits
Interest-bearing	409,191	403,990
Noninterest-bearing demand	71,631	63,741
Total deposits	480,822	467,731
Borrowings	25,631	54,792
Accrued interest payable	87	73
Other liabilities	6,042	4,874
Advance payments from borrowers for taxes and insurance	1,166	638
Total liabilities	513,748	528,108
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or Outstanding	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,499,880 and 2,498,804 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	25	25
Additional paid-in capital	24,134	23,979
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(683)	(683)
Retained earnings	38,037	36,873
Accumulated other comprehensive income, net of tax	115	81
Total stockholders’ equity	61,628	60,275
Total liabilities and stockholders’ equity	$575,376	$588,383

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except shares and per share amounts)

	Three Months Ended March 31,
	2017	2016
INTEREST INCOME
Loans, including fees	$6,442	$5,952
Interest and dividends on investments, cash and cash equivalents	150	116
Total interest income	6,592	6,068
INTEREST EXPENSE
Deposits	703	688
Borrowings	92	29
Total interest expense	795	717
Net interest income	5,797	5,351
PROVISION FOR LOAN LOSSES	-	150
Net interest income after provision for loan losses	5,797	5,201
NONINTEREST INCOME
Service charges and fee income	511	566
Earnings on cash surrender value of bank-owned life insurance	81	84
Mortgage servicing income	253	204
Fair value adjustment on mortgage servicing rights	(20)	(114)
Net gain on sale of loans	171	210
Total noninterest income	996	950
NONINTEREST EXPENSE
Salaries and benefits	2,691	2,563
Operations	1,021	972
Regulatory assessments	124	155
Occupancy	373	385
Data processing	407	386
Net loss on OREO and repossessed assets	3	-
Total noninterest expense	4,619	4,461
Income before provision for income taxes	2,174	1,690
Provision for income taxes	760	584
Net income	$1,414	$1,106

Earnings per common share:
Basic	$0.57	$0.45
Diluted	$0.54	$0.43
Weighted average number of common shares outstanding:
Basic	2,499,502	2,477,751
Diluted	2,596,519	2,571,604

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$1,414	$1,106
Available for sale securities:
Unrealized gains on sale of securities arising during the period, net of taxes of $17 and $4, respectively	34	6
Other comprehensive income, net of tax	34	6
Comprehensive income	$1,448	$1,112

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2017 and 2016 (unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders’ Equity
Balances at December 31, 2015	2,469,206	$25	$23,002	$(911)	$32,240	$164	$54,520
Net income					1,106		1,106
Other comprehensive income, net of tax						6	6
Share-based compensation			102				102
Cash dividends on common stock ($0.075 per share)					(186)		(186)
Restricted stock awards issued	11,606						-
Exercise of stock options	577		6				6
Balances at March 31, 2016	2,481,389	$25	$23,110	$(911)	$33,160	$170	$55,554

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders’ Equity
Balances at December 31, 2016	2,498,804	$25	$23,979	$(683)	$36,873	$81	$60,275
Net income					1,414		1,414
Other comprehensive income, net of tax						34	34
Share-based compensation			144				144
Cash dividends on common stock ($0.10 per share)					(250)		(250)
Restricted stock awards issued	576
Exercise of stock options	500		11				11
Balances at March 31, 2017	2,499,880	$25	$24,134	$(683)	$38,037	$115	$61,628

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,414	$1,106
Adjustments to reconcile net income to net cash from operating activities:
Accretion of net premium on investments	12	10
Provision for loan losses	-	150
Depreciation and amortization	203	195
Compensation expense related to stock options and restricted stock	144	102
Fair value adjustment on mortgage servicing rights	20	114
Additions to mortgage servicing rights, net of amortization	(17)	40
Increase in cash surrender value of BOLI	(81)	(84)
Net gain on sale of loans	(171)	(210)
Proceeds from sale of loans	14,044	13,827
Originations of loans held for sale	(14,972)	(12,712)
Loss on sale and write-downs of OREO and repossessed assets	(3)	-
Change in operating assets and liabilities:
Accrued interest receivable	62	13
Other assets	489	(203)
Accrued interest payable	14	10
Other liabilities	1,168	2,176
Net cash from operating activities	2,326	4,534
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available for sale securities	284	409
FHLB stock redeemed	1,109	309
Net decrease (increase) in loans	10,727	(2,515)
Proceeds from sale of OREO and other repossessed assets	223	124
Purchases of premises and equipment, net	(663)	(824)
Net cash from (used by) investing activities	11,680	(2,497)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	13,091	8,097
Proceeds from borrowings	16,000	27,500
Repayment of borrowings	(45,161)	(36,561)
Dividends paid on common stock	(250)	(186)
Net change in advances from borrowers for taxes and insurance	528	522
Proceeds from stock option exercises	11	6
Net cash used by financing activities	(15,781)	(622)
Net (decrease) increase in cash and cash equivalents	(1,775)	1,415
Cash and cash equivalents, beginning of period	54,582	48,264
Cash and cash equivalents, end of period	52,807	$49,679
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$650	$300
Interest paid on deposits and borrowings	$781	$707
Noncash net transfer from loans to OREO and repossessed assets	$-	$187

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation

The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Sound Financial Bancorp, Inc., and its wholly owned subsidiary, Sound Community Bank.  References in this document to Sound Financial Bancorp refer to Sound Financial Bancorp, Inc. and references to the “Bank” refer to Sound Community Bank.  References to “we,” “us,” and “our” or the “Company” refers to Sound Financial Bancorp and its wholly-owned subsidiary, Sound Community Bank, unless the context otherwise requires.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.  These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 27, 2017 (“2016 Form 10-K”).  The results for the interim periods are not necessarily indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2016, included in the 2016 Form 10-K.  Certain amounts in the prior quarters’ consolidated financial statements have been reclassified to conform to the current presentation.  These classifications do not have an impact on previously reported consolidated net income, retained earnings, stockholders’ equity or earnings per share.

Note 2 – Accounting Pronouncements Recently Issued or Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates Topic 606 and supersedes Topic 605, Revenue Recognition. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which postponed the effective date of 2014-09. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net, which amended the principal versus agent implementation guidance set for in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The ASU amends certain aspects of the guidance set forth in the FASB's new revenue standard related to identifying performance obligations and licensing implementation. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new ASU requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients, but does not change the core revenue recognition principle in Topic 606. This ASU is effective for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. For financial reporting purposes, the ASU allows for either full retrospective adoption, meaning this ASU is applied to all of the periods presented, or modified retrospective adoption, meaning the ASU  is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the ASU is recognized at the date of initial application. As a financial institution, the Company's largest component of revenue, interest income, is excluded from the scope of this ASU. Accordingly, the adoption of ASU No. 2016-12 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize, on the balance sheet, the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in the ASU is permitted. Although an estimate of the impact of the new leasing standard has not yet been determined, once adopted, we expect to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, however, based on current leases the adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The measurement of expected credit losses will be based on historical information, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. Available-for-sale securities will bifurcate the fair value mark and establish an allowance for credit losses through the income statement for the credit portion of that mark. The interest portion will continue to be recognized through accumulated other comprehensive income or loss. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 with early adoption permitted after December 15, 2018. The Company has begun the process to implement this new standard by working with a vendor that specializes in this area.  While the Company has not quantified the impact of this ASU, it does expect changing from the current incurred loss model to an expected loss model will result in an earlier recognition of losses. The Company also expects that once adopted the allowance for loan losses will increase, however, until its evaluation is complete the magnitude of the increase will be unknown.

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

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20). ASU 2017-08 is intended to amend the amortization period for certain purchased callable debt securities held at a premium. Under ASU 2017-08, the FASB is shortening the amortization period for the premium to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The Company is reviewing its securities portfolio to assess the impact the adoption of this ASU will have on the Company’s consolidated financial statements but does not expect this ASU to have a material impact.

Note 3 – Investments

The amortized cost and fair value of our available-for-sale (“AFS”) securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2017
Municipal bonds	$3,255	$139	$(20)	$3,374
Agency mortgage-backed securities	2,612	52	(1)	2,663
Non-agency mortgage-backed securities	338	-	(16)	322
Total	$6,205	$191	$(37)	$6,359

December 31, 2016
Municipal bonds	$3,262	$127	$(36)	$3,353
Agency mortgage-backed securities	2,858	49	(3)	2,904
Non-agency mortgage-backed securities	362	-	(15)	347
Total	$6,482	$176	$(54)	$6,604

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The amortized cost and fair value of AFS securities at March 31, 2017, by contractual maturity, are shown below (in thousands).  Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Investments not due at a single maturity date, primarily mortgage-backed investments are shown separately.

	March 31, 2017
	Amortized Cost	Fair Value
Due in less than one year	$-	$-
Due in one to five years	1,344	1,323
Due after five to ten years	414	437
Due after ten years	1,497	1,614

Mortgage-backed securities	2,950	2,985
Total	$6,205	$6,359

There were no pledged securities at March 31, 2017 or December 31, 2016.

For the three months ended March 31, 2017 and 2016, there were no sales of AFS securities.

The following table summarizes the aggregate fair value and gross unrealized loss by length of time those investments have been in a continuous unrealized loss position at March 31, 2017 (in thousands):

	March 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$1,323	$(20)	$-	$-	$1,323	$(20)
Agency mortgage-backed securities	1,056	(1)	-	-	1,056	(1)
Non-agency mortgage-backed securities	-	-	322	(16)	322	(16)
Total	$2,379	$(21)	$322	$(16)	$2,701	$(37)

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the aggregate fair value and gross unrealized loss by length of time those investments have been in a continuous unrealized loss position at December 31, 2016 (in thousands):

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$1,313	$(36)	$-	$-	$1,313	$(36)
Agency mortgage-backed securities	-	-	1,125	(3)	1,125	(3)
Non-agency mortgage-backed securities	-	-	347	(15)	347	(15)
Total	$1,313	$(36)	$1,472	$(18)	$2,785	$(54)

There were no credit losses recognized in earnings during the three months ended March 31, 2017 and 2016 relating to the Company’s non- agency mortgage backed securities.

At March 31, 2017, one agency mortgage-backed security and three municipal securities were in an unrealized loss position for less than 12 months.  At December 31, 2016, three municipal securities were in a loss position for less than 12 months and one agency security was in a loss position for over 12 months.  All of the agency mortgage-backed securities in an unrealized loss position at March 31, 2017 and December 31, 2016 were issued or guaranteed by U.S. governmental agencies.  The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral.  It is expected that these securities will not be settled at a price less than the amortized cost of each investment.  Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because we do not intend to sell the securities in this class and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered an other-than-temporary impairment (“OTTI”).

As of March 31, 2017 and December 31, 2016, one non-agency mortgage-backed security was in an unrealized loss position for over 12 months.  The unrealized loss was caused by changes in interest rates causing a decline in the fair value subsequent to the purchase.  The contractual terms of this investment does not permit the issuer to settle the security at a price less than par.  Management does not intend to sell this non-agency mortgage-backed security and it is unlikely that the Company will be required to sell this security before recovery of its amortized cost basis.  Management’s impairment evaluation indicated that this security possesses qualitative and quantitative factors that do not suggest an OTTI.  These factors include, but are not limited to: the length of time and extent of the fair value declines, ratings agency down grades, the potential for an increased level of actual defaults, and the extension in duration of the securities.  Based upon the results of the evaluation of the quantitative and qualitative factors, the non-agency mortgage-backed security does not reflect OTTI during the three months ended March 31, 2017 or the year ended December 31, 2016.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4 – Loans

The composition of the loan portfolio at the dates indicated, excluding loans held for sale, was as follows (in thousands):

	March 31, 2017	December 31, 2016
Real estate loans:
One- to four- family	$144,948	$152,386
Home equity	27,533	27,771
Commercial and multifamily	184,936	181,004
Construction and land	64,151	70,915
Total real estate loans	421,568	432,076
Consumer loans:
Manufactured homes	16,038	15,494
Floating homes	23,746	23,996
Other consumer	4,244	3,932
Total consumer loans	44,028	43,422
Commercial business loans	25,307	26,331
Total loans	490,903	501,829
Deferred fees	(1,613)	(1,828)
Total loans, gross	489,290	500,001
Allowance for loan losses	(4,838)	(4,822)
Total loans, net	$484,452	$495,179

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2017 (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Un- allocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$722	$92	$24	$22	$40	$-	$60	$7	$-	$967
Collectively evaluated for impairment	813	156	1,089	391	108	137	38	147	992	3,871
Ending balance	$1,535	$248	$1,113	$413	$148	$137	$98	$154	$992	$4,838
Loans receivable:
Individually evaluated for impairment	$6,408	$1,092	$2,112	$81	$272	$-	$62	$396	$-	$10,423
Collectively evaluated for impairment	138,540	26,441	182,824	64,070	15,766	23,746	4,182	24,911	-	480,480
Ending balance	$144,948	$27,533	$184,936	$64,151	$16,038	$23,746	$4,244	$25,307	$-	$490,903

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2016 (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$536	$121	$24	$35	$59	$-	$65	$23	$-	$863
Collectively evaluated for impairment	1,006	257	1,120	424	109	132	47	152	712	3,959
Ending balance	$1,542	$378	$1,144	$459	$168	$132	$112	$175	$712	$4,822
Loans receivable:
Individually evaluated for impairment	$4,749	$832	$1,582	$83	$312	$-	$62	$616	$-	$8,236
Collectively evaluated for impairment	147,637	26,939	179,422	70,832	15,182	23,996	3,870	25,715	-	493,593
Ending balance	$152,386	$27,771	$181,004	$70,915	$15,494	$23,996	$3,932	$26,331	$-	$501,829

The following table summarizes the activity in allowance for loan losses during the three months ended March 31, 2017 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$1,542	$-	$-	$(7)	$1,535
Home equity	378	-	27	(157)	248
Commercial and multifamily	1,144	(24)	1	(8)	1,113
Construction and land	459	-	-	(46)	413
Manufactured homes	168	-	2	(22)	148
Floating homes	132	-	-	5	137
Other consumer	112	(5)	15	(24)	98
Commercial business	175	-	-	(21)	154
Unallocated	712	-	-	280	992
Total	$4,822	$(29)	$45	$-	$4,838

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the activity in the allowance for loan losses during the three months ended March 31, 2016 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to four- family	$1,839	$(65)	$-	$(41)	$1,733
Home equity	607	-	2	(12)	597
Commercial and multifamily	921	-	-	346	1,267
Construction and land	382	-	-	81	463
Manufactured homes	301	-	2	(101)	202
Floating homes	111	-	-	21	132
Other consumer	77	(18)	2	40	101
Commercial business	157	-	-	7	164
Unallocated	241	-	-	(191)	50
Total	$4,636	$(83)	$6	$150	$4,709

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

The following table represents the internally assigned grades as of March 31, 2017 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$139,558	$26,320	$172,440	$57,868	$15,828	$23,746	$4,135	$24,689	$464,584
Watch	950	363	10,743	6,283	102	-	47	315	18,803
Special Mention	139	-	364	-	29	-	2	158	692
Substandard	4,301	850	1,389	-	79	-	60	145	6,824
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$144,948	$27,533	$184,936	$64,151	$16,038	$23,746	$4,244	$25,307	$490,903

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table represents the internally assigned grades as of December 31, 2016 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$148,617	$26,547	$171,678	$67,539	$15,288	$23,996	$3,821	$25,625	$483,111
Watch	998	536	8,105	3,376	78	-	49	326	13,468
Special Mention	139	-	-	-	30	-	-	-	169
Substandard	2,632	688	1,221	-	98	-	62	380	5,081
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$152,386	$27,771	$181,004	$70,915	$15,494	$23,996	$3,932	$26,331	$501,829

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

The following table presents the recorded investment in nonaccrual loans as of March 31, 2017 and December 31, 2016, by type of loan (in thousands):

	March 31, 2017	December 31, 2016
One- to four- family	$733	$2,169
Home equity	782	536
Commercial and multifamily	215	218
Manufactured homes	47	72
Commercial business	145	149
Total	$1,922	$3,144

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table represents the aging of the recorded investment in past due loans as of March 31, 2017 by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Still Accruing	Total Past Due	Current	Total Loans
One-to four- family	$1,079	$63	$530	$-	$1,672	$143,276	$144,948
Home equity	307	90	594	-	991	26,542	27,533
Commercial and multifamily	-	-	-	-	-	184,936	184,936
Construction and land	27	-	-	-	27	64,124	64,151
Manufactured homes	407	37	46	-	490	15,548	16,038
Floating homes	-	-	-	-	-	23,746	23,746
Other consumer	7	1	-	-	8	4,236	4,244
Commercial business	145	-	-	-	145	25,162	25,307
Total	$1,972	$191	$1,170	$-	$3,333	$487,570	$490,903

The following table represents the aging of the recorded investment in past due loans as of December 31, 2016 by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Still Accruing	Total Past Due	Current	Total Loans
One-to four- family	$2,476	$161	$1,787	$-	$4,424	$147,962	$152,386
Home equity	460	-	494	-	954	26,817	27,771
Commercial and multifamily	-	-	-	-	-	181,004	181,004
Construction and land	440	-	-	-	440	70,475	70,915
Manufactured homes	321	28	62	-	411	15,083	15,494
Floating homes	-	-	-	-	-	23,996	23,996
Other consumer	26	1	-	-	27	3,905	3,932
Commercial business	149	-	-	-	149	26,182	26,331
Total	$3,872	$190	$2,343	$-	$6,405	$495,424	$501,829

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

The following table represents the credit risk profile of our loan portfolio based on payment activity as of March 31, 2017 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating Homes	Other consumer	Commercial business	Total
Performing	$142,892	$26,734	$184,721	$64,151	$15,968	$23,746	$4,244	$25,069	$487,525
Nonperforming	2,056	799	215	-	70	-	-	238	3,378
Total	$144,948	$27,533	$184,936	$64,151	$16,038	$23,746	$4,244	$25,307	$490,903

The following table represents the credit risk profile of our loan portfolio based on payment activity as of December 31, 2016 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating Homes	Other consumer	Commercial business	Total
Performing	$150,170	$27,218	$180,786	$70,915	$15,374	$23,996	$3,932	$26,089	$498,480
Nonperforming	2,216	553	218	-	120	-	-	242	3,349
Total	$152,386	$27,771	$181,004	$70,915	$15,494	$23,996	$3,932	$26,331	$501,829

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents loans individually evaluated for impairment at March 31, 2017 by type of loan (in thousands):

	March 31, 2017
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Related Allowance

One- to four- family	$6,512	$2,801	$3,607	$722
Home equity	1,092	659	433	92
Commercial and multifamily	2,117	1,753	359	24
Construction and land	81	-	81	22
Manufactured homes	273	71	201	40
Floating homes	-	-	-	-
Other consumer	62	2	60	60
Commercial business	396	303	93	7
Total	$10,533	$5,589	$4,834	$967

The following table presents loans individually evaluated for impairment at December 31, 2016 by type of loan (in thousands):

	December 31, 2016
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Related Allowance

One- to four- family	$5,010	$2,454	$2,295	$536
Home equity	913	446	386	121
Commercial and multifamily	1,582	1,221	361	24
Construction and land	83	-	83	35
Manufactured homes	326	91	221	59
Floating homes	-	-	-	-
Other consumer	62	-	62	65
Commercial business	616	143	473	23
Total	$8,592	$4,355	$3,881	$863

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents loans individually evaluated for impairment as of March 31, 2017 and 2016 by type of loan (in thousands):

	March 31, 2017		March 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

One- to four- family	$4,959	$84	$5,623	$68
Home equity	965	10	921	12
Commercial and multifamily	1,852	27	3,439	67
Construction and land	82	1	90	1
Manufactured homes	302	5	371	7
Floating homes	-	-	-	-
Other consumer	63	1	16	1
Commercial business	505	5	307	7
Total	$8,728	$133	$10,767	$163

Forgone interest on nonaccrual loans was $4,000 and $22,000 for the three months ended March 31, 2017 and 2016, respectively.  There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual, TDR or impaired at March 31, 2017 or December 31, 2016.

Troubled debt restructurings.  Loans classified as TDRs totaled $4.7 million and $3.4 million at March 31, 2017 and December 31, 2016, respectively, and are included in impaired loans.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

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

There was one $1.3 million one- to four- family residential TDR loan identified during the quarter ended March 31, 2017 and one $14,000 manufactured house TDR loan that paid off during the period.  At March 31, 2017, there were no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. There were no loans modified as TDRs within the previous 12 months for which there was a payment default during the three months ended March 31, 2017 and 2016.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5 – Fair Value Measurements

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether or not recognized or recorded at fair value as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$52,807	$52,807	$52,807	$-	$-
Available-for-sale securities	6,359	6,359	-	6,037	322
Loans held for sale	1,970	1,970	-	1,970	-
Loans receivable, net	484,452	483,245	-	-	483,245
Accrued interest receivable	1,754	1,754	1,754	-
Mortgage servicing rights	3,558	3,558	-	-	3,558
FHLB stock	1,731	1,731	-	-	1,731
FINANCIAL LIABILITIES:
Non-maturity deposits	328,115	328,115	-	328,115	-
Time deposits	152,707	150,573	-	150,573	-
Borrowings	25,631	25,635	-	25,635	-
Accrued interest payable	87	87	-	87	-

	December 31, 2016		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$54,582	$54,582	$54,582	$-	$-
Available-for-sale securities	6,604	6,604	-	6,257	347
Loans held for sale	871	871	-	871	-
Loans receivable, net	495,179	494,289	-	-	494,289
Accrued interest receivable	1,816	1,816	1,816	-	-
Mortgage servicing rights	3,561	3,561	-	-	3,561
FHLB Stock	2,840	2,840	-	-	2,840
FINANCIAL LIABILITIES:
Non-maturity deposits	307,989	307,989	-	307,989	-
Time deposits	159,742	159,333	-	159,333	-
Borrowings	54,792	54,805	-	54,805	-
Accrued interest payable	73	73	-	73	-

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the balance of assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

	Fair Value at March 31, 2017
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$3,374	$-	$3,374	$-
Agency mortgage-backed securities	2,663	-	2,663	-
Non-agency mortgage-backed securities	322	-	-	322
Mortgage servicing rights	3,558	-	-	3,558

	Fair Value at December 31, 2016
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$3,353	$-	$3,353	$-
Agency mortgage-backed securities	2,904	-	2,904	-
Non-agency mortgage-backed securities	347	-	-	347
Mortgage servicing rights	3,561	-	-	3,561

For the three months ended March 31, 2017 and 2016 there were no transfers between Level 1 and Level 2 or between Level 2 and Level 3.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016:

March 31, 2017
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	104-381% (149%)
		Discount rate	13-15% (13%)
Non-agency mortgage-backed securities	Discounted cash flow	Discount rate	7-9% (8%)

December 31, 2016
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	104-396% (152%)
		Discount rate	13%-15% (13%)
Non-agency mortgage-backed securities	Discounted cash flow	Discount rate	7%-9% (8%)

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a reconciliation of assets and liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Beginning balance, at fair value	$347	$428
OTTI impairment losses	-	-
Sales and principal payments	(24)	(15)
Change in unrealized loss	(1)	2
Ending balance, at fair value	$322	$415

Mortgage servicing rights are measured at fair value using significant unobservable input (Level 3) on a recurring basis and a reconciliation of this asset can be found in Note 6 – Mortgage Servicing Rights.

The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at March 31, 2017
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$952	$-	$-	$952
Impaired loans	10,423	-	-	10,423

	Fair Value at December 31, 2016
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$1,172	$-	$-	$1,172
Impaired loans	8,236	-	-	8,236

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at March 31, 2017 or December 31, 2016.

The following table provides a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016:

March 31, 2017
Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Market approach	Adjustment for differences between comparable sales	0-0% (0%)
Impaired loans	Market approach	Adjustment for differences between comparable sales	0-100% (7%)

December 31, 2016
Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Market approach	Adjusted for difference between comparable sales	0-0% (0%)
Impaired loans	Market approach	Adjusted for difference between comparable sales	0-100% (10.5%)

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

Loans Held for Sale - The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At March 31, 2017 and December 31, 2016, loans held for sale were carried at cost as no impairment was required.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6 – Mortgage Servicing Rights

The unpaid principal balances of loans serviced for the Federal National Mortgage Association at March 31, 2017 and December 31, 2016, totaled approximately $402.6 million and $410.1 million, respectively, and are not included in the Company’s financial statements.  We also service loans for other financial institutions for which a servicing fee is received.  The unpaid principal balances of loans serviced for other financial institutions at March 31, 2017 and December 31, 2016, totaled approximately $16.1 million and $13.8 million, respectively, and are not included in the Company’s financial statements.

A summary of the change in the balance of mortgage servicing rights during the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Beginning balance, at fair value	$3,561	$3,249
Servicing rights that result from transfers and purchases of financial assets	17	108
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(20)	(114)
Other(2)	-	(148)
Ending balance, at fair value	$3,558	$3,095

(1)	Represents changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2)	Represents changes due to collection or realization of expected cash flows over time.

The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	March 31, 2017	December 31, 2016
Prepayment speed (Public Securities Association “PSA” model)	149%	152%
Weighted-average life (years)	7.2	7.2
Yield to maturity discount rate	13%	13%

The amount of contractually specified servicing, late and ancillary fees earned and recorded in mortgage servicing income on the Condensed Consolidated Statements of Income was $253,000 and $204,000 for the three months ended March 31, 2017 and 2016, respectively.

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

Note 8 – Borrowings and FHLB Stock

The Company utilizes a loan agreement with the FHLB of Des Moines. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage, commercial and multifamily portfolio based on the outstanding balance.  At March 31, 2017 and December 31, 2016, the amount available to borrow under this credit facility was $205.7 million and $197.9 million, respectively.  At March 31, 2017, the credit facility was collateralized as follows: one- to four- family mortgage loans with an advance equivalent of $107.0 million, commercial and multifamily mortgage loans with an advance equivalent of $100.5 million and home equity loans with an advance equivalent of $15.3 million.  At December 31, 2016, the credit facility was collateralized as follows: one- to four- family mortgage loans with an advance equivalent of $107.2 million, commercial and multifamily mortgage loans with an advance equivalent of $94.4 million and home equity loans with an advance equivalent of $15.9 million.  The Company had outstanding borrowings under this arrangement of $25.6 million and $54.8 million at March 31, 2017 and December 31, 2016, respectively.  Additionally, the Company had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $16.0 million at March 31, 2017 and $21.0 million at December 31, 2016 to secure public deposits. The net remaining amount available as of March 31, 2017 and December 31, 2016, was $164.1 million and $122.2 million, respectively.

As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances.  At March 31, 2017 and December 31, 2016, the Company’s minimum required investment in FHLB stock was $1.7 million and $2.8 million, respectively.

The Company participates in the Federal Reserve Bank Borrower-in-Custody program, which gives the Company access to the discount window.  The terms of the program call for a pledge of specific assets.  The Company had unused borrowing capacity of $41.8 million and $42.0 million and no outstanding borrowings under this program at March 31, 2017 and December 31, 2016, respectively.

The Company has access to an unsecured line of credit from the Pacific Coast Banker’s Bank.  The line has a one-year term maturing on June 30, 2017 and is renewable annually.  As of March 31, 2017, the amount available under this line of credit was $2.0 million.  There was no balance on this line of credit as of March 31, 2017 and December 31, 2016, respectively.

The Company has access to a Fed Funds line of credit from Zions Bank under a Fed Funds Sweep and Line Agreement established September 26, 2013.  The agreement allows access to a Fed Funds line of up to $9.0 million and requires the Company to maintain cash balances with Zions Bank of $250,000.  The agreement has no maturity date.  There was no balance on this line of credit as of March 31, 2017 and December 31, 2016, respectively.

The Company has access to an unsecured line of credit from The Independent Bank (TIB). As of March 31, 2017, the amount available under this line of credit was $10.0 million. There was no balance on this line of credit as of March 31, 2017 and December 31, 2016, respectively.

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

Earnings per share are summarized for the periods presented in the following table (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Net income	$1,414	$1,106
Weighted average number of shares outstanding, basic	2,500	2,478
Effect of potentially dilutive common shares(1)	98	94
Weighted average number of shares outstanding, diluted	2,597	2,572
Earnings per share, basic	$0.57	$0.45
Earnings per share, diluted	$0.54	$0.43

(1)	Represents the effect of the assumed exercise of stock options and vesting of non-participating restricted shares, based on the treasury stock method.

There were no shares considered anti-dilutive for the three months ended March 31, 2017 or 2016.

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

As of March 31, 2017, on an adjusted basis, awards for stock options totaling 265,801 shares and awards for restricted stock totaling 107,213 shares of Company common stock have been granted, net of any forfeitures, to participants in the Plans.  During the three months ended March 31, 2017 and 2016, share-based compensation expense totaled $144,000 and $102,000, respectively.

Stock Option Awards

The stock option awards granted to date under the 2008 Plan vest in 20 percent annual increments commencing one year from the grant date in accordance with the requirements of the 2008 Plan.  The stock option awards granted to date under the 2013 Plan vest in equal annual installments of either two or four years.  All of the options granted under the Plans are exercisable for a period of 10 years from the date of grant, subject to vesting.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following is a summary of the Company’s stock option award activity during the three months ended March 31, 2017:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at the beginning of the year	170,057	$15.41	6.44	$2,141,018
Granted	32,010	28.34
Exercised	(500)	22.31
Forfeited	(600)	28.34
Expired	-	-
Outstanding at March 31, 2017	200,967	17.42	6.77	$2,877,847
Exercisable	133,407	15.58	6.10	$2,155,857
Expected to vest, assuming a 0% forfeiture rate over the vesting term	67,560	21.05	8.07	$722,296

As of March 31, 2017, there was $459,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans.  The cost is expected to be recognized over the remaining weighted-average vesting period of 2.05 years.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model.  The fair value of options granted for the three months ended March 31, 2017 was determined using the following weighted-average assumptions as of the grant date.

Annual dividend yield	1.28%
Expected volatility	22.99%
Risk-free interest rate	2.20%
Expected term	6.50 years
Weighted-average grant date fair value per option granted	$6.62

The fair value of options granted for the three months ended March 31, 2016 was determined using the following weighted-average assumptions as of the grant date.

Annual dividend yield	1.03%
Expected volatility	25.48%
Risk-free interest rate	1.64%
Expected term	6.92 years
Weighted-average grant date fair value per option granted	$5.78

Restricted Stock Awards

The fair value of the restricted stock awards is equal to the fair value of the Company’s stock at the date of grant.  Compensation expense is recognized over the vesting period that the awards are based. The restricted stock awards granted to date under the 2008 Plan provide for vesting in 20% annual increments commencing one year from the grant date.  The restricted stock awards granted to date under the 2013 Plan provide for immediate vesting of 33.33% of a recipient’s award with the balance of an individual’s award under the 2013 Plan vesting in two equal annual installments commencing one year from the grant date.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following is a summary of the Company’s non-vested restricted stock awards during the three months ended March 31, 2017:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2017	26,138	$18.08
Granted	576	$28.34
Vested	(14,950)	$18.93
Forfeited	-	-
Expired	-	-
Non-vested at March 31, 2017	11,764	$19.05
Expected to vest assuming a 0% forfeiture rate over the vesting term	11,764	$19.05

As of March 31, 2017, there was $253,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plans.  The cost is expected to be recognized over the weighted-average vesting period of 1.03 years.  The total fair value of shares vested for the three months ended March 31, 2017 and 2016 was $283,000 and $345,000, respectively.

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company.  In August 2012, in conjunction with the Company’s conversion to a full stock company from the mutual holding company structure, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company.  Both loans are being repaid principally by the Bank through contributions to the ESOP over a period of ten years.  The interest rate on the loans is fixed at 4.00% and 2.25%, per annum, respectively.  As of March 31, 2017, the remaining balances of the ESOP loans were $136,000 and $590,000, respectively.

Neither the loan balances nor the related interest expense are reflected on the condensed consolidated financial statements.

At March 31, 2017, the ESOP was committed to release 21,443 shares of the Company’s common stock to participants and held 66,800 unallocated shares remaining to be released in future years.  The fair value of the 183,469 restricted shares held by the ESOP trust was $5.8 million at March 31, 2017.  ESOP compensation expense included in salaries and benefits was $168,000 and $136,000 for the three months ended March 31, 2017 and 2016, respectively.

Note 11 – Subsequent Event

On April 25, 2017, the Company declared a quarterly cash dividend of $0.10 per common share, payable on May 26, 2017 to shareholders of record at the close of business May 12, 2017.

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

•
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and expected cost savings and other benefits within the anticipated time frames or at all, including the pending University Place, Washington branch acquisition;

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

Sound Community Bank’s deposits are insured up to applicable limits by the FDIC.  At March 31, 2017, Sound Financial Bancorp had total consolidated assets of $575.4 million, net loans of $484.5 million, deposits of $480.8 million and stockholders’ equity of $61.6 million.  The shares of Sound Financial Bancorp are traded on The NASDAQ Capital Market under the symbol “SFBC.”  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121.

Our principal business consists of attracting retail and commercial deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial and multifamily real estate, construction and land, consumer and commercial business loans.  Our commercial business loans include unsecured lines of credit and secured term loans and lines of credit secured by inventory, equipment and accounts receivable.  We also offer a variety of secured and unsecured consumer loan products, including manufactured home loans, floating home loans, automobile loans, boat loans and recreational vehicle loans.  As part of our business, we focus on residential mortgage loan originations, the majority of which we sell to the Federal National Mortgage Association and a portion of which we retain for our loan portfolio consistent with our asset/liability objectives.  We sell loans which conform to the underwriting standards of Fannie Mae (“conforming”) with servicing retained to maintain the direct customer relationship and to generate noninterest income.  Residential loans which do not conform to the underwriting standards of Fannie Mae (“non-conforming”), are either held in our loan portfolio or sold with servicing released.  We originate and retain a significant amount of commercial real estate loans, including those secured by owner-occupied and nonowner-occupied commercial real estate, multifamily property, mobile home parks and construction and land development loans.

Critical Accounting Policies

Certain of our accounting policies are important to an understanding of our financial condition, since they require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for other-than-temporary impairment of securities, and accounting for mortgage servicing rights, accounting for other real estate owned, and accounting for deferred income taxes.  Our methodologies for analyzing the allowance for loan losses, other-than-temporary impairment of securities, mortgage servicing rights, other real estate owned and deferred income tax asset accounts are described in our 2016 Form 10-K.  There have been no significant changes in the Company’s application of accounting policies since December 31, 2016.

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

General.   Total assets decreased $13.0 million, or 2.2%, to $575.4 million at March 31, 2017 from $588.4 million at December 31, 2016.  This decrease was primarily the result of a $10.7 million, or 2.2%, decrease in the net loan portfolio, a $1.8 million, or 3.3%, decrease in cash and cash equivalents and a $1.1 million, or 39.0%, decrease in FHLB stock, partially offset by a $1.1 million, or 126.2%, increase in loans held-for-sale.  Excess liquidity from a $13.1 million, or 2.8%, increase in deposits combined with the decline in the net loan portfolio was primarily used to pay down borrowings by $29.2 million.

Cash and Securities.  Cash, cash equivalents and our available-for-sale securities in the aggregate decreased by $2.0 million, or 3.3%, to $59.2 million at March 31, 2017 from $61.2 million at December 31, 2016.  Cash and cash equivalents decreased by $1.8 million, or 3.3%, to $52.8 million at March 31, 2017.  Available-for-sale securities, which consist primarily of agency mortgage-backed securities, decreased by $245,000, or 3.7%, from $6.6 million at December 31, 2016 to $6.4 million at March 31, 2017 as a result of principal repayments and prepayments.  There were no sales of securities during the three months ended March 31, 2017 and 2016.  For further analysis on our investment securities, see Note 3 – Investments in the Notes to Consolidated Financial Statements under Item 1 of this report.

Loans.  Our gross loan portfolio, excluding loans held for sale, decreased $10.7 million, or 2.1%, to $489.3 million at March 31, 2017 from $500.0 million at December 31, 2016.

Loans held for sale increased $1.1 million, or 126.2%, to $2.0 million at March 31, 2017 from $871,000 at December 31, 2016.  The increase in loans held for sale was a result of the timing of loan sales.

The following table reflects the changes in the types of loans in our gross loan portfolio at March 31, 2017, as compared to December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016	Amount Change	Percent Change
One-to-four-family	$144,948	$152,386	$(7,438)	(4.9)%
Home equity	27,533	27,771	(238)	(0.9)
Commercial and multifamily	184,936	181,004	3,932	2.2
Construction and land	64,151	70,915	(6,764)	(9.5)
Manufactured homes	16,038	15,494	544	3.5
Floating homes	23,746	23,996	(250)	(1.0)
Other consumer	4,244	3,932	312	7.9
Commercial business	25,307	26,331	(1,024)	(3.9)
Deferred loan fees	(1,613)	(1,828)	215	(11.7)
Total loans, gross	$489,290	$500,001	$(10,711)	(2.1)

The decreases in our gross loan portfolio were primarily a result of loan pay downs and pay-offs exceeding loan production.  We have experienced a decline in the number of purchase and refinancing transactions during the first quarter, in addition, the inventory of houses for sale has been very low in the Puget Sound area, resulting in a decline in our residential loan portfolio since December 31, 2016.  Residential loan closings for the first quarter of 2017 declined 46.9% to $20.3 million compared to $38.2 million during the fourth quarter of 2016.  We experienced a decline in every loan category at March 31, 2017 compared to December 31, 2016, except commercial and multifamily, manufactured housing and other consumer loans. At March 31, 2017, commercial and multifamily real estate loans accounted for 37.7% of the portfolio and one- to four- family residential loans accounted for 29.5% of the portfolio and consumer loans, consisting of home equity, manufactured and floating homes, and other consumer loans accounted for 14.6% of the portfolio.  Construction and land loans accounted for 13.1% of the portfolio and commercial and industrial loans accounted for the remaining 5.2% of the portfolio at March 31, 2017.

Mortgage Servicing Rights.  At both March 31, 2017 and December 31, 2016, we had $3.6 million in mortgage servicing rights recorded at fair value.  We record mortgage servicing rights on loans sold to Fannie Mae and other financial institutions with servicing retained and upon acquisition of a servicing portfolio.  We stratify our capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  Mortgage servicing rights are carried at fair value.  If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.

Nonperforming Assets.  At March 31, 2017, nonperforming assets totaled $4.3 million, or 0.8% of total assets, compared to $4.5 million, or 0.8% of total assets, at December 31, 2016.

The table below sets forth the amounts and categories of nonperforming assets at the dates indicated (dollars in thousands):

	Nonperforming Assets
	March 31, 2017	December 31, 2016	Amount Change	Percent Change
Nonaccrual loans	$1,922	$3,144	$(1,223)	(38.9)%
Nonperforming TDRs	1,455	205	1,251	610.2
Total nonperforming loans	3,377	3,349	28	0.8
OREO and repossessed assets	952	1,172	(220)	(18.8)
Total nonperforming assets	$4,329	$4,521	$(192)	(4.2)

Nonperforming loans, consisting of nonaccrual loans and nonperforming TDRs, increased $28,000 to $3.4 million or 0.69% of total gross loans at March 31, 2017 from $3.3 million or 0.67% of total gross loans at December 31, 2016, primarily due to an increase in nonperforming TDRs.   Our largest nonperforming loan at March 31, 2017 was a $1.3 million one-to-four-family residential loan located in King County, Washington.

OREO and repossessed assets decreased $220,000, or 18.8% to $952,000 from $1.2 million during the three months ended March 31, 2017, due to the sale of two one- to four-family residential properties totaling $220,000.  The net gain on sale for these two properties totaled $3,000.  At March 31, 2017, our largest OREO property was a commercial building with a recorded value of $600,000 located in Clallam County, Washington, which was acquired in 2015 as a part of three branches purchased from another financial institution.  Our next largest OREO properties were a $342,000 one- to four- family property located in Suffolk County, New York, and a $10,000 manufactured home located in King County, Washington.  The former bank branch property originally was classified as a fixed asset and was subsequently reclassified to OREO in 2016.  It is currently leased to a not for profit organization headquartered in our market area at a below market rate.  The property in Suffolk County, New York was a repurchase of a loan from the portfolio of mortgage servicing rights we acquired in 2009.

Allowance for Loan Losses.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of evaluation in accordance with generally accepted accounting principles in the United States.  It is our best estimate of probable incurred credit losses in our loan portfolio.

The following table reflects the adjustments in our allowance for loan losses during the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$4,822	$4,636
Charge-offs	(29)	(83)
Recoveries:	45	6
Net (charge-offs)/recoveries	16	(77)
Provisions charged to operations	-	150
Balance at end of period	$4,838	$4,709

Ratio of net charge-offs/(recoveries) during the period to average loans outstanding during the period	(0.1)%	0.07%

	March 31, 2017	December 31, 2016
Allowance as a percentage of nonperforming loans (end of period)	143.26%	143.98%
Allowance as a percentage of total loans (end of period)	0.99%	0.96%

Our allowance for loan losses at March 31, 2017 was $4.8 million, which represents 0.99% of total loans receivable compared to 0.96% at December 31, 2016.  The increase in the allowance for loan losses at March 31, 2017, compared to the prior quarter was due to net recoveries totaling $16,000 received during the first quarter of 2017 compared to net charge-offs of $241,000 for the quarter ended December 31, 2016, partially offset by a $204,000 provision taken in the fourth quarter of 2016.  No provision for loan losses was recorded in the first quarter of 2017 as total nonperforming loans remained relatively flat at $3.4 million as of March 31, 2017 compared to $3.3 million at December 31, 2016 and total average loans remained stable at $495.6 million compared to $494.5 million.

Specific loan loss reserves increased $104,000 at March 31, 2017 compared to December 31, 2016, while general loan loss reserves decreased $88,000 at March 31, 2017, compared to December 31, 2016.  The increase in specific loan loss reserves was primarily due to an increase in impaired loans during the current period. There were 14 loans which were reported as impaired as of March 31, 2017 which were not impaired as of December 31, 2016. These loans included five one- to four- family residential loans, three home equity loans, three commercial loans, two commercial multifamily loans, and one consumer loan. Partially offsetting this increase in impaired loans were four loans that were reported as impaired as of December 31, 2016 which were not impaired as of March 31, 2017. These loans consisted of two manufactured home loans, one commercial and industrial loan and a one- to four-family residential loan. The three largest impaired loans at March 31, 2017 were two one- to four- family residential loans totaling $2.6 million which were newly impaired loans during the first quarter of 2017 and a $763,000 loan secured by a commercial building, all located in King County, Washington.  Net recoveries for the three months ended March 31, 2017 were $16,000, or 0.01%, of average loans on an annualized basis, compared to net charge-offs of $77,000 or 0.07% of average loans for the same period in 2016.  As of March 31, 2017, the allowance for loan losses as a percentage of total loans receivable and nonperforming loans was 0.99% and 143.26%, respectively, compared to 0.96% and 143.98%, respectively, at December 31, 2016.

Deposits.  Total deposits increased by $13.1 million, or 2.8%, to $480.8 million at March 31, 2017 from $467.7 million at December 31, 2016, primarily as a result of a $7.5 million, or 5.0%, increase in interest-bearing demand accounts, a $7.9 million, or 12.4% increase in noninterest-bearing demand accounts (including escrow accounts), and a $3.0 million, or 6.6%, increase in savings accounts.  The increases in these deposit accounts reflect our continuing emphasis on developing relationships with retail and small business customers.  These increases were partially offset by a $7.0 million, or 4.4%, decrease in time deposit accounts.  The decrease in time deposits was due in part to a decrease in public fund certificates, which decreased by $11.6 million during the quarter due to these time deposits reaching their maturity dates and management choosing not to renew these higher cost deposits.  At March 31, 2017, brokered deposits were $2.9 million compared to $3.6 million at December 31, 2016.

A summary of deposit accounts with the corresponding weighted average cost of funds is presented below (dollars in thousands):

	March 31, 2017		December 31, 2016
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$67,861	0.00%	$60,566	0.00%
Interest-bearing demand	157,871	0.35	150,327	0.34
Savings	47,840	0.20	44,879	0.22
Money market	50,773	0.19	49,042	0.17
Time deposits	152,707	1.34	159,742	1.12
Escrow(1)	3,770	0.00	3,175	0.00
Total deposits	$480,822	0.60	$467,731	0.53

 (1) Escrow balances shown in noninterest-bearing deposits on the consolidated balance sheets

Borrowings.  FHLB advances decreased $29.2 million, or 53.2%, to $25.6 million at March 31, 2017, with a weighted-average cost of 1.07%, from $54.8 million at December 31, 2016, with a weighted-average cost of 0.82%.  The increase in the average rate was due to an increase in the overnight borrowing rate in the current period compared to the three months ended December 31, 2016 reflecting the recent increase in the federal funds rate.  Excess funds from increased deposits and loan repayments during the quarter ended March 31, 2017 were used to reduce borrowings.  We rely on FHLB advances to fund interest-earning assets when deposits alone cannot fully fund interest-earning asset growth.  This reliance on borrowings, rather than deposits, may increase our overall cost of funds.

Stockholders’ Equity.  Total stockholders’ equity increased $1.4 million, or 2.2%, to $61.6 million at March 31, 2017 from $60.3 million at December 31, 2016.  This increase primarily reflects $1.4 million in net income and share-based compensation of $144,000, partially offset by the payment of a cash dividend of $250,000 to common stockholders during the current quarter.

Comparison of Results of Operation for the Three Months Ended March 31, 2017 and 2016

General.  Net income increased $308,000 to $1.4 million, or $0.54 per diluted common share, for the three months ended March 31, 2017, compared to $1.1 million, or $0.43 per diluted common share, for the three months ended March 31, 2016.  The primary reasons for the increase in net income were increases in net interest income and noninterest income and a decrease in the provision for loan losses, partially offset by an increase in noninterest expense.  Net interest income increased primarily as a result of higher average loan balances and slightly higher average yields on loans in the current period compared to a year ago.  The provision for loan losses decreased due to a decrease in net charge-offs and impaired loans for the quarter as compared to a year ago.  The increase in noninterest income was primarily the result of an improvement in the fair value adjustment on mortgage servicing rights, an increase in mortgage servicing income, partially offset by declines in service charges and fee income and gain on sale of loans.  Noninterest expense was higher primarily as a result of increases in salaries and benefits, and operating costs partially offset by a decrease in regulatory assessments.

Interest Income.  Interest income increased by $524,000, or 8.6%, to $6.6 million for the three months ended March 31, 2017, from $6.1 million for the three months ended March 31, 2016.  The increase in interest income primarily reflected an increase in average loan balances and a slightly higher average yield on loans.

Our weighted average yield on interest-earning assets was 4.87% for the three months ended March 31, 2017, compared to 4.85% for the three months ended March 31, 2016.  The weighted average yield on loans increased to 5.20% for the three months ended March 31, 2017 from 5.18% for the three months ended March 31, 2016 due to higher average loan balances and higher average yields on loans.  The average balance of gross loans receivable increased $35.9 million, or 7.8%, for the three months ended March 31, 2017, as compared to the same period last year.  The weighted average yield on available-for-sale securities and interest bearing cash was 1.20% for the three months ended March 31, 2017, compared to 1.08% for the three months ended March 31, 2016.  The average balance of the investment portfolio, which included interest-bearing cash balances and available-for-sale securities increased $6.8 million, or 15.8%.  The overall average yield on the investment portfolio increased 12 basis points due to the increase in rates paid on overnight deposits as a result of the recent increase in the Fed Funds rate.

Interest Expense.  Interest expense increased $78,000 or 10.9%, to $795,000 for the three months ended March 31, 2017, from $717,000 for the three months ended March 31, 2016.  This increase was primarily the result of a $17.6 million, or 3.9%, increase in the average balance of deposits and a $19.4 million, or 86.0%, increase in the average balance of FHLB advances for the three months ended March 31, 2017, as compared to the same period last year.  Our weighted average cost of interest-bearing liabilities was 0.71% for the three months ended March 31, 2017, compared to 0.68% for the same period last year.

Interest paid on deposits increased $15,000, or 2.2%, to $703,000 for the three months ended March 31, 2017, from $688,000 for the three months ended March 31, 2016.  This increase resulted from the higher average balance of deposits outstanding in the period compared to a year ago.  Our weighted average cost of deposits during the three months ended March 31, 2017 was 0.60%, as compared to 0.61% during the three months ended March 31, 2016.

Interest expense on borrowings, which consisted solely of advances from the FHLB, increased $63,000, or 217.2%, to $92,000 for the three months ended March 31, 2017, from $29,000 for the three months ended March 31, 2016.  The increase was the result of higher overnight borrowing rates during the quarter as compared to a year ago reflecting recent increases in the federal funds rate, as well as a higher average outstanding balance of FHLB advances. Our average cost of FHLB advances was 0.88% for the three months ended March 31, 2017, compared to 0.52% for the three months ended March 31, 2016. The average outstanding balance of FHLB advances increased $19.4 million, or 86.0%, to $41.9 million at March 31, 2017, from $22.5 million at March 31, 2016.

Net Interest Income.  Net interest income increased $446,000, or 8.3%, to $5.8 million for the three months ended March 31, 2017, from $5.4 million for the three months ended March 31, 2016.  The increase resulted from increased interest income due to higher average loan balances and slightly higher average yields on loans, partially offset by higher interest expense.  Our net interest margin increased slightly to 4.28% for the three months ended March 31, 2017, compared to 4.27% for the three months ended March 31, 2016 due primarily to higher average loan balances and loan yields reflecting the increase in the amount of higher yielding nonresidential loans in our portfolio.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to earnings, at the level required to reflect management’s best estimate of the probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, peer group data, prevailing economic conditions, and current factors.  Large groups of smaller balance homogeneous loans, such as one-to four-family, small commercial and multifamily, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data.  If management has concerns about a borrowers’ ability to repay, the loans are evaluated individually, and specific loss allocations are provided for these loans when necessary.

There was no provision for loan losses recorded for the three months ended March 31, 2017, compared to a provision of $150,000 for the three months ended March 31, 2016.  The absence of a provision for loan losses compared to the same period a year ago was primarily a result of a reduction in impaired loans and charge-offs.  At March 31, 2017, impaired loans totaled $10.4 million compared to $12.3 million at March 31, 2016.  There were nineteen loans totaling $5.6 million, which were reported as impaired as of March 31, 2016 which were not impaired as of March 31, 2017, and twenty-one loans totaling $4.0 million that were newly classified as impaired at March 31, 2017 as compared to March 31, 2016.

For the three months ended March 31, 2017, our percentage of net (charge-offs)/recoveries during the period to average loans outstanding during the period was a net recovery of 0.01% (annualized), compared to net charge-offs of 0.07% (annualized) for the three months ended March 31, 2016.  Total impaired loans increased $2.2 million, or 26.8% to $10.4 million from $8.2 million at December 31, 2016.  The percentage of nonperforming loans to total loans increased two basis points to 0.69% at March 31, 2017 from 0.67% at December 31, 2016.

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

Noninterest Income.  Noninterest income decreased $46,000, or 4.8%, to $996,000 for the three months ended March 31, 2017, as compared to $950,000 for the three months ended March 31, 2016 as reflected below (dollars in thousands):

	Three Months Ended March 31,		Amount	Percent
	2017	2016	Change	Change
Service charges and fee income	$511	$566	$(55)	(9.7)%
Earnings on cash surrender value of BOLI	81	84	(3)	(3.6)
Mortgage servicing income	253	204	49	24.0
Fair value adjustment on mortgage servicing rights	(20)	(114)	94	(82.5)
Net gain on sale of loans	171	210	(39)	(18.6)
Total noninterest income	$996	$950	$46	4.8

The increase in noninterest income compared to the year ago quarter was primarily a result of a $94,000 improvement in the fair value adjustment on mortgage servicing rights to a negative $20,000 fair value adjustment for the current quarter from a negative $114,000 for the quarter ended March 31, 2016 and a $49,000 increase in mortgage servicing income, partially offset by declines in service charges and fee income and gain on sale of loans of $55,000 and $39,000, respectively.  The improvement in the fair value adjustment on mortgage servicing rights was a result of normal fluctuations in the pricing of this asset based on prepayment speeds and expected cash flows from this asset.  The increase in mortgage servicing income was due to higher mortgage interest rates in the first quarter of 2017 as compared to the same period last year.  Service charges and fee income decreased primarily due to lower loan fees reflecting lower loan originations.  Lower gains on the sale of loans were due to fewer loan originations reflecting reduced refinance activity in the first quarter of 2017 as compared to the same period last year.

Noninterest Expense.  Noninterest expense increased $158,000, or 3.5%, to $4.6 million during the three months ended March 31, 2017 as compared to $4.5 million during the three months ended March 31, 2016, as reflected below (dollars in thousands):

	Three Months Ended March 31,		Amount	Percent
	2017	2016	Change	Change
Salaries and benefits	$2,691	$2,563	$128	5.0%
Operations	1,021	972	49	5.0
Regulatory assessments	124	155	(31)	(20.0)
Occupancy	373	385	(12)	(3.1)
Data processing	407	386	21	5.4
Losses and expenses on OREO and repossessed assets	3	-	3	NM
Total noninterest expense	$4,619	$4,461	$158	3.5

NM – Not meaningful.

Noninterest expense was higher primarily as a result of higher salaries and benefits due to an increase in full time equivalent employees, and operations expenses.  These expenses were partially offset by lower regulatory and occupancy expenses. The increase in operations expense was primarily due to an increase in debit card activity.

Income Tax Expense.   For the three months ended March 31, 2017, we incurred income tax expense of $760,000 on our pre-tax income as compared to $584,000 for the three months ended March 31, 2016.  The effective tax rates for the three months ended March 31, 2017 and 2016 were 35.0% and 34.6%, respectively.

Liquidity

The Management Discussion and Analysis in Item 7 of the Company’s 2016 Form 10-K contains an overview of the Company’s and the Bank’s liquidity management, sources of liquidity and cash flows.  This discussion updates that disclosure for the three months ended March 31, 2017.

The Bank’s primary sources of funds are deposits, principal and interest payments on loans and borrowings.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank’s primary investing activity is loan originations.  The Bank maintains liquidity levels it believes to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  At March 31, 2017 the Bank had $59.2 million in cash and cash equivalents and available for sale securities, and $2.0 million in loans held for sale generally available for its cash needs.  Also, based on existing collateral pledged, the Bank had the ability to borrow an additional $164.1 million from the FHLB, $41.8 million through the Federal Reserve’s Discount Window, $9.0 million through a Fed Funds line at Zions Bank, $2.0 million through a Fed Funds line at Pacific Coast Banker’s Bank and $10.0 million through an unsecured line of credit with The Independent Bank.  The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At March 31, 2017, outstanding loan commitments, including unused lines and letters of credit totaled $62.8 million.  Certificates of deposit scheduled to mature in one year or less at March 31, 2017, totaled $58.3 million.  Based on our competitive pricing and historical experience, we believe that a majority of maturing deposits will remain with the Bank.

Cash and cash equivalents decreased $1.8 million to $52.8 million as of March 31, 2017, from $54.6 million as of December 31, 2016.  Net cash provided by operating activities was $2.3 million for the three months ended March 31, 2017.  Net cash of $11.7 million was provided by investing activities during the three months ended March 31, 2017 and consisted primarily of a decrease in net loans.  The $15.8 million of cash used in financing activities during the three months ended March 31, 2017 was primarily the net result of a $29.2 million net decrease in FHLB borrowings, partially offset by an increase of $13.1 million in deposits.

As a separate legal entity from the Bank, the Company must provide for its own liquidity.  At March 31, 2017, the Company, on an unconsolidated basis, had $1.7 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.  The Company’s principal source of liquidity is dividends and ESOP loan repayments from the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the three months ended March 31, 2017, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet loan commitments at March 31, 2017 is as follows (in thousands):

March 31, 2017
Residential mortgage commitments	$5,699
Undisbursed portion of loans originated	31,692
Unused lines of credit	25,187
Irrevocable letters of credit	185
Total loan commitments	$62,763

Capital

Sound Community Bank is subject to minimum capital requirements imposed by regulations of the FDIC.  Capital adequacy requirements are quantitative measures established by regulation that require Sound Community Bank to maintain minimum amounts and ratios of capital.

Based on its capital levels at March 31, 2017, Sound Community Bank exceeded all regulatory capital requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a “well-capitalized” status under the regulatory capital categories of the FDIC.  Based on capital levels at March 31, 2017, Sound Community Bank was considered to be well-capitalized under applicable regulatory requirements.  Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank’s “well-capitalized” status.

The actual regulatory capital amounts and ratios calculated for Sound Community Bank at March 31, 2017 were as follows (dollars in thousands):

	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Tier 1 Capital to average assets	$59,117	10.25%	$23,063	>4.0%	$28,829	>5.0%
Common Equity Tier 1 (“CET1”) risk-based capital ratio	59,117	12.58	21,147	>4.5%	30,545	>6.5%
Tier 1 Capital to risk-weighted assets	59,117	12.58	28,195	>6.0%	37,594	>8.0%
Total Capital to risk-weighted assets	64,150	13.65	37,594	>8.0%	46,992	>10.0%

Pursuant to the capital regulations of the FDIC and the other federal banking agencies, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  For our fiscal year ending December 31, 2017, the capital conservation buffer rule requires a buffer of greater than 1.25% of risk-weighted assets, which amount will increase by 0.625% yearly until the requirement is fully phased-in on January 1, 2019, when the buffer must exceed 2.5% of risk-weighted assets.  As March 31, 2017, the Bank’s CET1 capital exceeded the required capital conservation buffer.

For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at March 31, 2017 Sound Financial Bancorp would have exceeded all regulatory capital requirements.  The estimated regulatory capital ratios calculated for Sound Financial Bancorp as of March 31, 2017 were 10.64% for Tier 1 leverage-based capital, 13.05% for both Common Equity Tier 1 risk-based capital, Tier 1 Capital to risk-based assets and 14.12% for total risk-based capital.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company provided information about market risk in Item 7A of its 2016 Form 10-K.  There have been no material changes in our market risk since our 2016 Form 10-K.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act")), as of March 31, 2017, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The Company does not expect that its disclosure controls and procedures will prevent all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

(b)	Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the three months ended March 31, 2017, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a)  Not applicable

(b)  Not applicable

(c)  There were no repurchases of the Company’s common stock during the three months ended March 31, 2017.

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

10.11	Change of Control Agreement dated June 21, 2016, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Elliott Pierce
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

Sound Financial Bancorp, Inc.

Date: May 12, 2017	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President and Chief Executive Officer

Date: May 12, 2017	By:	/s/ Matthew P. Deines
Matthew P. Deines
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

10.11	Change of Control Agreement dated June 21, 2016, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Elliott Pierce
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification
101	Interactive Data Files