Form 10-Q
period 2017-06-30
Sound Financial Bancorp, Inc.
filed 2017-08-11
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of August 10, 2017, there were 2,510,045 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$59,956	$54,582
Available-for-sale securities, at fair value	6,200	6,604
Loans held for sale	720	871
Loans	493,896	500,001
Allowance for loan losses	(4,835)	(4,822)
Total loans, net	489,061	495,179
Accrued interest receivable	1,677	1,816
Bank-owned life insurance (“BOLI”), net	12,429	12,082
Other real estate owned (“OREO”) and repossessed assets, net	952	1,172
Mortgage servicing rights, at fair value	3,450	3,561
Federal Home Loan Bank (“FHLB”) stock, at cost	1,705	2,840
Premises and equipment, net	7,467	5,549
Other assets	4,634	4,127
Total assets	$588,251	$588,383
LIABILITIES
Deposits
Interest-bearing	$418,724	$403,990
Noninterest-bearing demand	75,020	63,741
Total deposits	493,744	467,731
Borrowings	25,000	54,792
Accrued interest payable	78	73
Other liabilities	6,011	4,874
Advance payments from borrowers for taxes and insurance	548	638
Total liabilities	525,381	528,108
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,501,515 and 2,498,804 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	25	25
Additional paid-in capital	24,300	23,979
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(683)	(683)
Retained earnings	39,089	36,873
Accumulated other comprehensive income, net of tax	139	81
Total stockholders’ equity	62,870	60,275
Total liabilities and stockholders’ equity	$588,251	$588,383

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
INTEREST INCOME
Loans, including fees	$6,358	$6,051	$12,798	$12,003
Interest and dividends on investments, cash and cash equivalents	159	92	310	181
Total interest income	6,517	6,143	13,108	12,184
INTEREST EXPENSE
Deposits	688	654	1,391	1,342
Borrowings	75	55	166	84
Total interest expense	763	709	1,557	1,426
Net interest income	5,754	5,434	11,551	10,758
PROVISION FOR LOAN LOSSES	-	100	-	250
Net interest income after provision for loan losses	5,754	5,334	11,551	10,508
NONINTEREST INCOME
Service charges and fee income	492	652	1,003	1,245
Earnings on cash surrender value of bank-owned life insurance	82	85	163	168
Mortgage servicing income	148	132	381	223
Net gain on sale of loans	261	341	433	551
Total noninterest income	983	1,210	1,980	2,187
NONINTEREST EXPENSE
Salaries and benefits	2,662	2,618	5,353	5,181
Operations	1,029	1,084	2,050	2,056
Regulatory assessments	136	125	260	280
Occupancy	522	380	895	765
Data processing	438	444	845	830
Net loss on OREO and repossessed assets	11	6	14	6
Total noninterest expense	4,798	4,657	9,417	9,118
Income before provision for income taxes	1,939	1,887	4,114	3,577
Provision for income taxes	636	633	1,397	1,217
Net income	$1,303	$1,254	$2,717	$2,360

Earnings per common share:
Basic	$0.52	$0.51	$1.09	$0.95
Diluted	$0.50	$0.49	$1.04	$0.92
Weighted-average number of common shares outstanding:
Basic	2,500,752	2,481,093	2,500,131	2,479,422
Diluted	2,596,791	2,558,028	2,600,564	2,552,005

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$1,303	$1,254	$2,717	$2,360
Available for sale securities:
Unrealized gains arising during the period, net of tax provision of $12, $27, $30 and $30, respectively	24	52	58	58
Other comprehensive income, net of tax	24	52	58	58
Comprehensive income	$1,327	$1,306	$2,775	$2,418

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2017 and 2016 (unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid -in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders’ Equity
Balances at December 31, 2015	2,469,206	$25	$23,002	$(911)	$32,240	$164	$54,520
Net income					2,360		2,360
Other comprehensive income, net of tax						58	58
Share-based compensation			228				228
Cash dividends paid on common stock ($0.15 per share)					(372)		(372)
Restricted stock awards issued	11,606						-
Restricted stock forfeited and retired	(1,059)						-
Exercise of options	1,077		17				17
Balances at June 30, 2016	2,480,830	$25	$23,247	$(911)	$34,228	$222	$56,811

	Shares	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders’ Equity
Balances at December 31, 2016	2,498,804	$25	$23,979	$(683)	$36,873	$81	$60,275
Net income					2,717		2,717
Other comprehensive income, net of tax						58	58
Share-based compensation			288				288
Cash dividends paid on common stock ($0.20 per share)					(501)		(501)
Restricted stock awards issued	576						-
Exercise of options	2,135		33				33
Balances at June 30, 2017	2,501,515	$25	$24,300	$(683)	$39,089	$139	$62,870

See notes to condensed consolidated financial statements

 SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,717	$2,360
Adjustments to reconcile net income to net cash from operating activities:
Accretion of net discounts on investments	27	17
Dividends paid on FHLB stock	-	32
Provision for loan losses	-	250
Depreciation and amortization	455	394
Compensation expense related to stock options and restricted stock	288	228
Net change in mortgage servicing rights	111	223
Increase in cash surrender value of BOLI	(163)	(168)
Net gain on sale of loans	(433)	(551)
Proceeds from sale of loans	22,008	36,080
Originations of loans held-for-sale	(21,424)	(34,125)
Net (gain)/loss on sale and write-downs of OREO and repossessed assets	(3)	8
Change in operating assets and liabilities:
Accrued interest receivable	139	16
Other assets	(535)	(282)
Accrued interest payable	5	18
Other liabilities	1,137	(267)
Net cash provided by operating activities	4,329	4,233
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available-for-sale securities	463	737
Purchases of available-for-sale securities	-	(1,363)
FHLB stock redeemed	1,135	107
Net decrease/(increase) in loans	6,118	(5,378)
Purchase of BOLI	(184)	-
Proceeds from sale of OREO and other repossessed assets	223	132
Purchases of premises and equipment, net	(2,373)	(147)
Net cash received from branch acquisition	13,671	-
Net cash provided/(used) by investing activities	19,053	(5,912)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	12,342	3,843
Proceeds from borrowings	70,500	56,500
Repayment of borrowings	(100,292)	(61,322)
Dividends paid on common stock	(501)	(372)
Net change in advances from borrowers for taxes and insurance	(90)	(64)
Proceeds from stock option exercises	33	17
Net cash used by financing activities	(18,008)	(1,398)
Net change in cash and cash equivalents	5,374	(3,077)
Cash and cash equivalents, beginning of period	54,582	48,264
Cash and cash equivalents, end of period	$59,956	$45,187

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$1,310	$1,000
Interest paid on deposits and borrowings	1,552	1,408
Noncash net transfer from loans to OREO and repossessed assets	-	712
Assets acquired in acquisition of branch	14,474	-

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

Note 2 – Accounting Pronouncements Recently Issued or Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates Topic 606 and supersedes Topic 605, Revenue Recognition. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which postponed the effective date of 2014-09. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net, which amended the principal versus agent implementation guidance set for in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The ASU amends certain aspects of the guidance set forth in the FASB's new revenue standard related to identifying performance obligations and licensing implementation. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new ASU requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients, but does not change the core revenue recognition principle in Topic 606. This ASU is effective for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. For financial reporting purposes, the ASU allows for either full retrospective adoption, meaning this ASU is applied to all of the periods presented, or modified retrospective adoption, meaning the ASU is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the ASU recognized at the date of initial application. As a financial institution, the Company's largest component of revenue, interest income, is excluded from the scope of this ASU. Accordingly, the adoption of ASU No. 2014-09 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation--Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU was issued to provide clarity as to when to apply modification accounting when there is a change in the terms or conditions of a share-based payment award. According to this ASU, an entity should account for the effects of a modification unless the fair value, vesting conditions, and balance sheet classification of the award is the same after the modification as compared to the original award prior to the modification. The standard is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU No. 2017-09 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 – Investments

The amortized cost and fair value of our available-for-sale (“AFS”) securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2017
Municipal bonds	$3,251	$184	$(7)	$3,428
Agency mortgage-backed securities	2,404	51	(1)	2,454
Non-agency mortgage-backed securities	335	-	(17)	318
Total	$5,990	$235	$(25)	$6,200

December 31, 2016
Municipal bonds	$3,262	$127	$(36)	$3,353
Agency mortgage-backed securities	2,858	49	(3)	2,904
Non-agency mortgage-backed securities	362	-	(15)	347
Total	$6,482	$176	$(54)	$6,604

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The amortized cost and fair value of AFS securities at June 30, 2017, by contractual maturity, are shown below (in thousands).  Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	June 30, 2017
	Amortized Cost	Fair Value
Due after one year through five years	$1,338	$1,331
Due after five years through ten years	414	445
Due after ten years	1,499	1,652

Mortgage-backed securities	2,739	2,772
Total	$5,990	$6,200

There were no pledged securities at June 30, 2017 and December 31, 2016.

There were no sales of AFS securities during the three or six months ended June 30, 2017 and 2016.

The following tables summarize the aggregate fair value and gross unrealized loss by length of time of those investments that have been in a continuous unrealized loss position (in thousands) at the dates indicated:

	June 30, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$1,331	$(7)	$-	$-	$1,331	$(7)
Agency mortgage-backed securities	953	(1)	-	-	953	(1)
Non-agency mortgage-backed securities	-	-	318	(17)	318	(17)
Total	$2,284	$(8)	$318	$(17)	$2,602	$(25)

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$1,313	$(36)	$-	$-	$1,313	$(36)
Agency mortgage-backed securities	-	-	1,125	(3)	1,125	(3)
Non-agency mortgage-backed securities	-	-	347	(15)	347	(15)
Total	$1,313	$(36)	$1,472	$(18)	$2,785	$(54)

There were no credit losses recognized in earnings during the three and six months ended June 30, 2017 or 2016 relating to the Company’s non-agency mortgage-backed securities.

At June 30, 2017, one agency mortgage-backed security and three municipal securities were in an unrealized loss position for less than 12 months.  At December 31, 2016, three municipal securities were in an unrealized loss position for less than 12 months and one agency security was in a loss position for over 12 months.  All of the agency mortgage-backed securities in an unrealized loss position at June 30, 2017 and December 31, 2016 were issued or guaranteed by U.S. governmental agencies.  The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral.  It is expected that these securities will not be settled at a price less than the amortized cost of each investment.  Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because we do not intend to sell the securities in this class and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered an other-than-temporary impairment (“OTTI”) during the three and six months ended June 30, 2017 or the year ended December 31, 2016.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2017 and December 31, 2016, one non-agency mortgage-backed security was in an unrealized loss position for over 12 months.  The unrealized loss was caused by changes in interest rates causing a decline in the fair value subsequent to the purchase.  The contractual terms of this investment do not permit the issuer to settle the security at a price less than par.  Management does not intend to sell this non-agency mortgage-backed security and it is unlikely that the Company will be required to sell this security before recovery of its amortized cost basis.  Management’s impairment evaluation indicated that this security possesses qualitative and quantitative factors that do not suggest an OTTI.  These factors include, but are not limited to:  the length of time and extent of the fair value declines, ratings agency down grades, the potential for an increased level of actual defaults, and the extension in duration of the securities.  Based upon the results of the evaluation of the quantitative and qualitative factors, the non-agency mortgage-backed security does not reflect OTTI during the three and six months ended June 30, 2017 or the year ended December 31, 2016.

Note 4 – Loans

The composition of the loan portfolio at the dates indicated, excluding loans held-for-sale, was as follows (in thousands):

	June 30, 2017	December 31, 2016
Real estate loans:
One- to four- family	$147,848	$152,386
Home equity	27,996	27,771
Commercial and multifamily	195,486	181,004
Construction and land	52,775	70,915
Total real estate loans	$424,105	$432,076
Consumer loans:
Manufactured homes	16,300	15,494
Floating homes	25,225	23,996
Other consumer	4,639	3,932
Total consumer loans	46,164	43,422
Commercial business loans	25,314	26,331
Total loans	495,583	501,829
Deferred fees	(1,687)	(1,828)
Total loans, gross	493,896	500,001
Allowance for loan losses	(4,835)	(4,822)
Total loans, net	$489,061	$495,179

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2017 (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$481	$256	$-	$35	$72	$-	$59	$216	$-	$1,119
Collectively evaluated for impairment	821	175	1,153	317	106	146	39	148	811	3,716
Ending balance	$1,302	$431	$1,153	$352	$178	$146	$98	$364	$811	$4,835
Loans receivable:
Individually evaluated for impairment	$6,452	$983	$1,735	$128	$298	$-	$59	$335	$-	$9,990
Collectively evaluated for impairment	141,396	27,013	193,751	52,647	16,002	25,225	4,580	24,979	-	485,593
Ending balance	$147,848	$27,996	$195,486	$52,775	$16,300	$25,225	$4,639	$25,314	$-	$495,583

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2016 (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$536	$121	$24	$35	$59	$-	$65	$23	$-	$863
Collectively evaluated for impairment	1,006	257	1,120	424	109	132	47	152	712	3,959
Ending balance	$1,542	$378	$1,144	$459	$168	$132	$112	$175	$712	$4,822
Loans receivable:
Individually evaluated for impairment	$4,749	$832	$1,582	$83	$312	$-	$62	$616	$-	$8,236
Collectively evaluated for impairment	147,637	26,939	179,422	70,832	15,182	23,996	3,870	25,715	-	493,593
Ending balance	$152,386	$27,771	$181,004	$70,915	$15,494	$23,996	$3,932	$26,331	$-	$501,829

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the activity in the allowance for loan losses for the three months ended June 30, 2017 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One- to four- family	$1,535	$-	$-	$(233)	$1,302
Home equity	248	-	2	181	431
Commercial and multifamily	1,113	-	-	40	1,153
Construction and land	413	-	-	(61)	352
Manufactured homes	148	(6)	1	35	178
Floating homes	137	-	2	7	146
Other consumer	98	(2)	-	2	98
Commercial business	154	-	-	210	364
Unallocated	992	-	-	(181)	811
Total	$4,838	$(8)	$5	$-	$4,835

The following table summarizes the activity in the allowance for loan losses for the six months ended June 30, 2017 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One- to four- family	$1,542	$-	$-	$(240)	$1,302
Home equity	378	-	28	25	431
Commercial and multifamily	1,144	(24)	1	32	1,153
Construction and land	459	-	-	(107)	352
Manufactured homes	168	(5)	3	12	178
Floating homes	132	-	-	14	146
Other consumer	112	(7)	17	(24)	98
Commercial business	175	-	-	189	364
Unallocated	712	-	-	99	811
Total	$4,822	$(36)	$49	$-	$4,835

The following table summarizes the activity in the allowance for loan losses for the three months ended June 30, 2016 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One- to four- family	$1,733	$(7)	$-	$(13)	$1,713
Home equity	597	-	63	(159)	501
Commercial and multifamily	1,267	-	-	110	1,377
Construction and land	463	-	-	(75)	388
Manufactured homes	202	-	3	(16)	189
Floating homes	132	-	-	-	132
Other consumer	101	(3)	2	(11)	89
Commercial business	164	(29)	-	36	171
Unallocated	50	-	-	228	278
Total	$4,709	$(39)	$68	$100	$4,838

The following table summarizes the activity in the allowance for loan losses for the six months ended June 30, 2016 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One- to four- family	$1,839	$(72)	$-	$(54)	$1,713
Home equity	607	-	65	(171)	501
Commercial and multifamily	921	-	-	456	1,377
Construction and land	382	-	-	6	388
Manufactured homes	301	-	5	(117)	189
Floating homes	111	-	-	21	132
Other consumer	77	(21)	4	29	89
Commercial business	157	(29)	-	43	171
Unallocated	241	-	-	37	278
Total	$4,636	$(122)	$74	$250	$4,838

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

When we classify problem loans as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address the risk specifically (if the loan is impaired) or we may allow the loss to be addressed in the general allowance (if the loan is not impaired).  General allowances represent loss reserves which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem loans.  When the Company classifies problem loans as a loss, we charge-off such assets in the period in which they are deemed uncollectible.  Assets that do not currently expose us to sufficient risk to warrant classification as substandard, doubtful or loss, but possess identified weaknesses, are classified as either watch or special mention assets.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Federal Deposit Insurance Corporation (“FDIC”), the Bank’s federal regulator, and the Washington Department of Financial Institutions (“WDFI”), the Bank’s state banking regulator, which can order the establishment of additional loss allowances.  Pass rated loans are loans that are not otherwise classified or criticized.

The following table represents the internally assigned grades as of June 30, 2017 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$142,686	$26,794	$184,343	$49,705	$16,122	$25,225	$4,535	$24,730	$474,140
Watch	544	362	9,408	3,021	52	-	45	339	13,771
Special Mention	138	-	362	-	23	-	-	106	629
Substandard	4,480	840	1,373	49	103	-	59	139	7,043
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$147,848	$27,996	$195,486	$52,775	$16,300	$25,225	$4,639	$25,314	$495,583

The following table represents the internally assigned grades as of December 31, 2016 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$148,617	$26,547	$171,678	$67,539	$15,288	$23,996	$3,821	$25,625	$483,111
Watch	998	536	8,105	3,376	78	-	49	326	13,468
Special Mention	139	-	-	-	30	-	-	-	169
Substandard	2,632	688	1,221	-	98	-	62	380	5,081
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$152,386	$27,771	$181,004	$70,915	$15,494	$23,996	$3,932	$26,331	$501,829

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

The following table presents the recorded investment in nonaccrual loans as of June 30, 2017 and December 31, 2016, by type of loan (in thousands):

	June 30, 2017	December 31, 2016
One- to four- family	$720	$2,169
Home equity	674	536
Commercial and multifamily	211	218
Manufactured homes	75	72
Commercial business	139	149
Total	$1,819	$3,144

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table represents the aging of the recorded investment in past due loans as of June 30, 2017 by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Still Accruing	Total Past Due	Current	Total Loans
One- to four- family	$-	$2,197	$540	$-	$2,737	$145,111	$147,848
Home equity	152	118	637	-	907	27,089	27,996
Commercial and multifamily	-	-	-	-	-	195,486	195,486
Construction and land	-	-	49	-	49	52,726	52,775
Manufactured homes	41	63	80	-	184	16,116	16,300
Floating homes	-	-	-	-	-	25,225	25,225
Other consumer	1	1	-	-	2	4,637	4,639
Commercial business	4	-	-	-	4	25,310	25,314
Total	$198	$2,379	$1,306	$-	$3,883	$491,700	$495,583

The following table represents the aging of the recorded investment in past due loans as of December 31, 2016 by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Still Accruing	Total Past Due	Current	Total Loans
One- to four- family	$2,476	$161	$1,787	$-	$4,424	$147,962	$152,386
Home equity	460	-	494	-	954	26,817	27,771
Commercial and multifamily	-	-	-	-	-	181,004	181,004
Construction and land	440	-	-	-	440	70,475	70,915
Manufactured homes	321	28	62	-	411	15,083	15,494
Floating homes	-	-	-	-	-	23,996	23,996
Other consumer	26	1	-	-	27	3,905	3,932
Commercial business	149	-	-	-	149	26,182	26,331
Total	$3,872	$190	$2,343	$-	$6,405	$495,424	$501,829

Nonperforming Loans.  Loans are considered nonperforming when they are placed on nonaccrual and/or when they are considered to be nonperforming troubled debt restructurings (“TDRs”) and/or when they are 90 days or greater past due and still accruing interest.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company has granted the borrower a concession of some kind.  Nonperforming TDRs include TDRs that do not have sufficient payment history (typically greater than six months) to be considered performing or TDRs that have become 30 or more days past due.

The following table represents the credit risk profile of our loan portfolio based on payment activity as of June 30, 2017 by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Performing	$145,809	$27,305	$195,275	$52,775	$16,202	$25,225	$4,639	$25,085	$492,315
Nonperforming	2,039	691	211	-	98	-	-	229	3,268
Total	$147,848	$27,996	$195,486	$52,775	$16,300	$25,225	$4,639	$25,314	$495,583

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Impaired Loans.  A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the loan.  In the process of identifying loans as impaired, we take into consideration factors which include payment history and status, collateral value, financial condition of the borrower, and the probability of collecting scheduled payments in the future.  Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired.  The significance of payment delays and shortfalls is considered on a case by case basis, after taking into consideration the totality of circumstances surrounding the loan and the borrower, including payment history.  Impairment is measured on a loan by loan basis for all loans in the portfolio.  All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the allowance for loan losses.

Impaired loans at June 30, 2017 and December 31, 2016 by type of loan were as follows (in thousands):

	June 30, 2017
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance

One- to four- family	$6,739	$3,284	$3,168	$6,452	$481
Home equity	1,096	515	468	983	256
Commercial and multifamily	1,746	1,735	-	1,735	-
Construction and land	127	59	69	128	35
Manufactured homes	313	116	182	298	72
Other consumer	58	-	59	59	59
Commercial business	286	-	335	335	216
Total	$10,365	$5,709	$4,281	$9,990	$1,119

	December 31, 2016
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance

One- to four- family	$5,010	$2,454	$2,295	$4,749	$536
Home equity	913	446	386	832	121
Commercial and multifamily	1,582	1,221	361	1,582	24
Construction and land	83	-	83	83	35
Manufactured homes	326	91	221	312	59
Other consumer	62	-	62	62	65
Commercial business	616	143	473	616	23
Total	$8,592	$4,355	$3,881	$8,236	$863

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Income on impaired loans for the three and six months ended June 30, 2017 and December 31, 2016 by type of loan were as follows (in thousands):

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

One- to four- family	$6,464	$68	$5,539	$72
Home equity	1,050	10	993	15
Commercial and multifamily	1,927	21	4,887	66
Construction and land	105	2	88	1
Manufactured homes	287	5	387	9
Other consumer	61	1	26	1
Commercial business	367	6	573	11
Total	$10,261	$113	$12,493	$175

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

One- to four- family	$5,635	$152	$5,619	$140
Home equity	920	20	963	27
Commercial and multifamily	1,662	48	3,913	133
Construction and land	106	3	89	2
Manufactured homes	307	10	378	16
Other consumer	61	2	19	2
Commercial business	477	11	420	18
Total	$9,168	$246	$11,401	$338

Forgone interest on nonaccrual loans was $10,000 and $78,000 for the six months ended June 30, 2017 and 2016, respectively.  There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual or impaired at June 30, 2017 or December 31, 2016.

Troubled debt restructurings.  Loans classified as TDRs totaled $4.2 million and $3.4 million at June 30, 2017 and December 31, 2016, respectively, and are included in impaired loans.  The Company has granted, in its TDRs, a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

There was one $1.3 million one- to four- family residential loan modified as a TDR during the six months ended June 30, 2017.  The following TDR loans paid off during the first six months of 2017:  a $125,000 one- to four- family residential loan, a $14,000 manufactured home loan, a zero balance home equity loan and a $359,000 commercial/multifamily loan.  There were no new TDRs during the six months ended June 30, 2016.

There were no post-modification changes for the unpaid principal balance in loans, net of partial charge-offs, that were recorded as a result of the TDRs for the six months ended June 30, 2017 and 2016.  There were no TDRs for which there was a payment default within the first 12 months of modification during the six months ended June 30, 2017 or 2016.

The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified in TDRs.  All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the allowance for loan losses.

Note 5 – Fair Value Measurements

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether or not recognized or recorded at fair value as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$59,956	$59,956	$59,956	$-	$-
Available-for-sale securities	6,200	6,200	-	5,882	318
Loans held-for-sale	720	720	-	720	-
Loans receivable, net	489,061	488,065	-	-	488,065
Accrued interest receivable	1,677	1,677	1,677	-	-
Mortgage servicing rights	3,450	3,450	-	-	3,450
FHLB stock	1,705	1,705	-	-	1,705
FINANCIAL LIABILITIES:
Non-maturity deposits	336,908	336,908	-	336,908	-
Time deposits	156,836	156,406	-	156,406	-
Borrowings	25,000	25,003	-	25,003	-
Accrued interest payable	78	78	-	78	-

	December 31, 2016		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$54,582	$54,582	$54,582	$-	$-
Available-for-sale securities	6,604	6,604	-	6,257	347
Loans held for sale	871	871	-	871	-
Loans receivable, net	495,179	494,289	-	-	494,289
Accrued interest receivable	1,816	1,816	1,816	-	-
Mortgage servicing rights	3,561	3,561	-	-	3,561
FHLB Stock	2,840	2,840	-	-	2,840
FINANCIAL LIABILITIES:
Non-maturity deposits	307,989	307,989	-	307,989	-
Time deposits	159,742	159,333	-	159,333	-
Borrowings	54,792	54,805	-	54,805	-
Accrued interest payable	73	73	-	73	-

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the balance of assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

	Fair Value at June 30, 2017
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$3,428	$-	$3,428	$-
Agency mortgage-backed securities	2,454	-	2,454	-
Non-agency mortgage-backed securities	318	-	-	318
Mortgage servicing rights	3,450	-	-	3,450

	Fair Value at December 31, 2016
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$3,353	$-	$3,353	$-
Agency mortgage-backed securities	2,904	-	2,904	-
Non-agency mortgage-backed securities	347	-	-	347
Mortgage servicing rights	3,561	-	-	3,561

For the three and six months ended June 30, 2017 and 2016 there were no transfers between Level 1 and Level 2 nor between Level 2 and Level 3.

The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016:

June 30, 2017
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	109-395% (156%)
		Discount rate	13-15% (13%)
Non-agency mortgage-backed securities	Discounted cash flow	Discount rate	7-9% (8%)

December 31, 2016
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	104-396% (152%)
		Discount rate	13%-15% (13%)
Non-agency mortgage-backed securities	Discounted cash flow	Discount rate	7%-9% (8%)

Generally, any significant increases in the constant prepayment rate and discount rate utilized in the fair value measurement of the mortgage servicing rights will result in a negative fair value adjustment (and decrease in the fair value measurement).  Conversely, a decrease in the constant prepayment rate and discount rate will result in a positive fair value adjustment (and increase in the fair value measurement).  An increase in the weighted average life assumptions will result in a decrease in the constant prepayment rate and conversely, a decrease in the weighted-average life will result in an increase of the constant prepayment rate.

The following table provides a reconciliation of assets and liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance, at fair value	$322	$415	$347	$428
OTTI impairment losses	-	-	-	-
Sales and principal payments	(5)	(37)	(31)	(52)
Change in unrealized loss	1	1	2	3
Ending balance, at fair value	$318	$379	$318	$379

Mortgage servicing rights are measured at fair value using significant unobservable input (Level 3) on a recurring basis - additional information is included in Note 6 – Mortgage Servicing Rights.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at June 30, 2017
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$952	$-	$-	$952
Impaired loans	9,990	-	-	9,990

	Fair Value at December 31, 2016
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$1,172	$-	$-	$1,172
Impaired loans	8,236	-	-	8,236

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at June 30, 2017 or December 31, 2016.

The following tables provide a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016:

June 30, 2017
Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Market approach	Adjustment for differences between comparable sales	0-0% (0%)
Impaired loans	Market approach	Adjustment for differences between comparable sales	0-100% (11%)

December 31, 2016
Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Market approach	Adjusted for difference between comparable sales	0-0% (0%)
Impaired loans	Market approach	Adjusted for difference between comparable sales	0-100% (10.5%)

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

The following methods and assumptions were used to estimate the fair value of other financial instruments:

Cash and cash equivalents, and accrued interest receivable and payable - The estimated fair value is equal to the carrying amount.

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

Loans Held-for-Sale - Loans held-for-sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At June 30, 2017 and December 31, 2016, loans held-for-sale were carried at cost, as no impairment was required.

Loans - The estimated fair value for all fixed-rate loans is determined by discounting the estimated cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and maturities. The estimated fair value for variable rate loans is the carrying amount. The fair value for all loans also takes into account projected loan losses as a part of the estimate.

Mortgage Servicing Rights –The fair value of mortgage servicing rights is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds, discount rates, and delinquency rate assumptions as inputs.

FHLB stock - The estimated fair value is equal to the par value of the stock, which approximates fair value.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Deposits - The estimated fair value of deposit accounts (savings, demand deposit, and money market accounts) is the carrying amount. The fair values of fixed-maturity time deposits are estimated by discounting the estimated cash flows using the current rate at which similar time deposits would be issued.

Borrowings - The fair value of borrowings are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Off-balance sheet financial instruments - The fair value of the off-balance sheet loan commitments are estimated based on fees charged to others to enter into similar agreements taking into account the remaining terms of the agreements and credit standing of the customers. The estimated fair value of these commitments is not significant.

We assume interest rate risk (the risk that general interest rate levels will change) as a result of our normal operations. As a result, the fair values of our financial instruments will change when interest rate levels change, which may be favorable or unfavorable to us. Management attempts to match maturities of assets and liabilities to the extent necessary or possible to minimize interest rate risk.  However, borrowers with fixed-rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment.  Conversely, depositors who are receiving fixed-rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.  Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by establishing early withdrawal penalties for time deposits, creating interest rate floors for certain variable rate loans, adjusting terms of new loans and deposits, by borrowing at fixed-rates for fixed-terms and investing in securities with terms that mitigate our overall interest rate risk.

Note 6 – Mortgage Servicing Rights

The unpaid principal balances of loans serviced for Federal National Mortgage Association (“Fannie Mae”) at June 30, 2017 and December 31, 2016, totaled $398.2 million and $410.1 million, respectively, and are not included in the Company’s financial statements.  We also service loans for other financial institutions for which a servicing fee is received.  The unpaid principal balances of loans serviced for other financial institutions at June 30, 2017 and December 31, 2016, totaled $17.5 million and $13.8 million, respectively, and are not included in the Company’s financial statements.

The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	June 30, 2017		December 31, 2016
Prepayment speed (Public Securities Association “PSA” model)	156%		152%
Weighted-average life	7.0	years	7.2	years
Yield to maturity discount rate	13%		13%

The amounts of contractually specified servicing, late and ancillary fees earned and recorded, net of fair value market adjustments to the mortgage servicing rights, is included in mortgage servicing income on the Condensed Consolidated Statements of Income which were $148,000 and $381,000 for the three and six months ended June 30, 2017, respectively, and $132,000 and $223,000 for the three and six months ended June 30, 2016, respectively.

The gross amount of contractually specified servicing, late and ancillary fees earned and recorded in mortgage servicing income were $384,000 and $637,000 for the three and six months ended June 30, 2017, respectively, and $208,000 and $413,000 for the three and six months ended June 30, 2016, respectively.

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

Note 8 – Borrowings and FHLB Stock

The Company utilizes a loan agreement with the FHLB of Des Moines. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial and multifamily loan portfolio based on the outstanding balance.  At June 30, 2017 and December 31, 2016, the amount available to borrow under this credit facility was $201.2 million and $197.9 million, respectively.  At June 30, 2017, the credit facility was collateralized as follows:  one- to four- family mortgage loans with an advance equivalent of $100.9 million, commercial and multifamily mortgage loans with an advance equivalent of $102.0 million and home equity loans with an advance equivalent of $15.3 million.  At December 31, 2016, the credit facility was collateralized as follows:  one- to four- family mortgage loans with an advance equivalent of $107.2 million, commercial and multifamily mortgage loans with an advance equivalent of $94.4 million and home equity loans with an advance equivalent of $15.9 million.  The Company had outstanding borrowings under this arrangement of $25.0 million and $54.8 million at June 30, 2017 and December 31, 2016, respectively.  Additionally, the Company had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $16.0 million and $21.0 million at June 30, 2017 and December 31, 2016, respectively, to secure public deposits.  The remaining amount available to borrow as of June 30, 2017 and December 31, 2016, was $160.2 million and $122.2 million, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances.  At June 30, 2017 and December 31, 2016, the Company had an investment of $1.7 million and $2.8 million, respectively, in FHLB of Des Moines stock.

The Company participates in the Federal Reserve Bank Borrower-in-Custody program, which gives the Company access to the discount window.  The terms of the program call for a pledge of specific assets.  The Company had unused borrowing capacity of $44.6 million and $42.0 million and no outstanding borrowings under this program at June 30, 2017 and December 31, 2016, respectively.

The Company has access to a Fed Funds line of credit from Pacific Coast Banker's Bank.  The line has a one-year term maturing on June 30, 2018 and is renewable annually.  As of June 30, 2017, the amount available under this line of credit was $2.0 million.  There was no balance on this line of credit as of June 30, 2017 and December 31, 2016, respectively.

The Company has access to a Fed Funds line of credit from Zions Bank under a Fed Funds Sweep and Line Agreement.  The agreement allows access to a Fed Funds line of up to $9.0 million and requires the Company to maintain cash balances with Zions Bank of $250,000.  The agreement has no maturity date.  There was no balance on this line of credit as of June 30, 2017 and December 31, 2016, respectively.

The Company has access to an unsecured line of credit from The Independent Bank (TIB).  As of June 30, 2017, the amount available under this line of credit was $10.0 million.  The line matures on November 1, 2017.  There was no balance on this line of credit as of June 30, 2017 and December 31, 2016, respectively.

Note 9 – Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards.  Unvested share-based awards contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B.  Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock, or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period.

Earnings per share are summarized for the periods presented in the following table (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$1,303	$1,254	$2,717	$2,360
Weighted-average number of shares outstanding, basic	2,501	2,481	2,500	2,479
Effect of potentially dilutive common shares(1)	96	77	100	73
Weighted-average number of shares outstanding, diluted	2,597	2,558	2,600	2,552
Earnings per share, basic	$0.52	$0.51	$1.09	$0.95
Earnings per share, diluted	$0.50	$0.49	$1.04	$0.92

 (1) Represents the effect of the assumed exercise of stock options and vesting of non-participating restricted shares, based on the treasury stock method.

There were no anti-dilutive securities at either June 30, 2017 or June 30, 2016.

Note 10 – Stock-based Compensation

Stock Options and Restricted Stock

The Company currently has two existing Equity Incentive Plans, a 2008 Equity Inventive Plan (the “2008 Plan”) and a 2013 Equity Incentive Plan (the “2013 Plan”, and together with the 2008 Plan (the “Plans”)), both of which were approved by shareholders.  The Plans permit the grant of restricted stock, restricted stock units, stock options, and stock appreciation rights.  Under the 2008 Plan, 126,287 shares of common stock were approved for awards for stock options and stock appreciation rights and 50,514 shares of common stock were approved for awards for restricted stock and restricted stock units.  Under the 2013 Plan, 141,750 shares of common stock were approved for awards for stock options and stock appreciation rights and 56,700 shares of common stock were approved for awards for restricted stock and restricted stock units.

As of June 30, 2017, on an adjusted basis, awards for stock options totaling 265,799 shares and awards for restricted stock totaling 107,214 shares of Company common stock have been granted, net of any forfeitures, to participants in the Plans.  During the three months ended June 30, 2017 and 2016, share-based compensation expense totaled $144,000 and $126,000, respectively.  During the six months ended June 30, 2017 and 2016, share-based compensation expense totaled $288,000 and $228,000, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Stock Option Awards

The stock option awards granted to date under the 2008 Plan vest in 20 percent annual increments commencing one year from the grant date in accordance with the requirements of the 2008 Plan.  The stock option awards granted to date under the 2013 Plan vest in equal annual installments of either two or four years.  All of the options granted under the Plans are exercisable for a period of 10 years from the date of grant, subject to vesting.  The following is a summary of the Company's stock option award activity during the six months ended June 30, 2017:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at January 1, 2017	170,057	$15.41	6.44	$2,141,018
Granted	32,010	28.34
Exercised	(2,135)	15.43
Forfeited	(602)	28.28
Expired	-	-
Outstanding at June 30, 2017	199,330	17.45	6.52	2,599,263
Exercisable	131,770	15.60	5.86	$1,962,055
Expected to vest, assuming a 0% forfeiture rate over the vesting term	67,560	$21.06	7.81	$637,208

As of June 30, 2017, there was $393,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans.  The cost is expected to be recognized over the remaining weighted-average vesting period of 1.8 years.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model.  The fair value of options granted for the six months ended June 30, 2017 was determined using the following weighted-average assumptions as of the grant date.

Annual dividend yield		1.28%
Expected volatility		22.99%
Risk-free interest rate		2.20%
Expected term	6.50	years
Weighted-average grant date fair value per option granted		$6.62

The fair value of options granted for the six months ended June 30, 2016 was determined using the following weighted-average assumptions as of the grant date.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following is a summary of the Company’s restricted stock award activity during the six months ended June 30, 2017:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2017	26,138	$18.08
Granted	576	28.34
Vested	(14,929)	17.61
Forfeited	-	-
Expired	-	-
Non-vested at June 30, 2017	11,785	19.05
Expected to vest assuming a 0% forfeiture rate over the vesting term	11,785	$19.05

As of June 30, 2017, there was $171,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plans.  The cost is expected to be recognized over the weighted-average vesting period of 0.78 years.  The total fair value of shares vested for the six months ended June 30, 2017 and 2016 was $430,000 and $345,000, respectively.

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company.  In August 2012, in conjunction with the Company’s conversion to a full stock company from the mutual holding company structure, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company.  Both loans are being repaid by the Bank through contributions to the ESOP over a period of ten years.  The interest rate on the loans is fixed at 4.00% and 2.25%, per annum, respectively.  As of June 30, 2017, the remaining balances of the ESOP loans were $136,000 and $590,000, respectively.

Neither the loan balances nor the related interest expense are reflected on the condensed consolidated financial statements.

At June 30, 2017, the ESOP was committed to release 21,443 shares of the Company’s common stock to participants and held 66,800 unallocated shares remaining to be released in future years.  The fair value of the 183,469 restricted shares held by the ESOP trust was $5.6 million at June 30, 2017.  ESOP compensation expense included in salaries and benefits was $170,000 and $338,000 for the three and six months ended June 30, 2017 and $135,000 and $271,000 for the three and six months ended June 30, 2016, respectively.

Note 11 – Acquisition of Sunwest Bank Branch

On June 30, 2017, the Bank completed its acquisition of the University Place branch from Sunwest Bank (“Sunwest”), located at 4922 Bridgeport Way West, University Place, Washington 98467.  This branch acquisition was completed under a Purchase and Assumption Agreement between the Company and Sunwest.  Under the terms of the agreement, the Bank paid a deposit premium of $485,000 equal to 3.35% of the assumed deposits and acquired the branch lease, certain personal property and records of the former Sunwest branch.

The branch acquisition was accounted for as a business combination under the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at acquisition date fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.

The estimated fair value of the assets purchased and liabilities assumed in the acquisition of the University Place Branch on June 30, 2017 are presented in the following table:

Fair value of assets acquired:	June 30, 2017
Cash and cash equivalents	$13,671
Loans	24
Premises and equipment	312
Core deposit intangible	155
Goodwill	312
Total fair value of assets acquired	$14,474
Fair value of liabilities assumed:
Deposits	14,474
Total fair value of liabilities assumed	$14,474

Note 12 – Subsequent Event

On July 25, 2017, the Company declared a quarterly cash dividend of $0.10 per common share and a special dividend of $0.20 per share, payable August 25, 2017 to shareholders of record at the close of business August 11, 2017.

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

•
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and expected cost savings and other benefits  within the anticipated time frames or at all, including the recent University Place branch acquisition;

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

•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described from time to time in our filings with the SEC, including this Form 10-Q and our 2016 Form 10-K.

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

General

Sound Financial Bancorp, a Maryland corporation, is a bank holding company for its wholly owned subsidiary, Sound Community Bank.  Substantially all of Sound Financial Bancorp's business is conducted through Sound Community Bank, a Washington state-chartered commercial bank.  As a Washington commercial bank, the Bank's regulators are the WDFI and the FDIC.  The Federal Reserve is the primary federal regulator for Sound Financial Bancorp.

Sound Community Bank's deposits are insured up to applicable limits by the FDIC.  At June 30, 2017, Sound Financial Bancorp had total consolidated assets of $588.3 million, net loans of $489.1 million, deposits of $493.7 million and stockholders' equity of $62.9 million.  The shares of Sound Financial Bancorp are traded on The NASDAQ Capital Market under the symbol “SFBC.”  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121.

Our principal business consists of attracting retail and commercial deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four- family residences (including home equity loans and lines of credit), commercial and multifamily real estate, construction and land, consumer and commercial business loans.  Our commercial business loans include unsecured lines of credit and secured term loans and lines of credit secured by inventory, equipment and accounts receivable.  We also offer a variety of secured and unsecured consumer loan products, including manufactured home loans, floating home loans, automobile loans, boat loans and recreational vehicle loans.  As part of our business, we focus on residential mortgage loan originations, the majority of which we sell to the Fannie Mae and a portion of which we retain for our loan portfolio consistent with our asset/liability objectives.  We sell loans which conform to the underwriting standards of Fannie Mae (“conforming”) in which we retain the servicing of the loan in order to maintain the direct customer relationship and to generate noninterest income.  Residential loans which do not conform to the underwriting standards of Fannie Mae (“non-conforming”), are either held in our loan portfolio or sold with servicing released.  We originate and retain a significant amount of commercial real estate loans, including those secured by owner-occupied and nonowner-occupied commercial real estate, multifamily property, mobile home parks and construction and land development loans.

Critical Accounting Policies

Certain of our accounting policies are important to an understanding of our financial condition, since they require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for other-than-temporary impairment of securities, accounting for mortgage servicing rights, accounting for other real estate owned and accounting for deferred income taxes.  Our methodologies for analyzing the allowance for loan losses, other-than-temporary impairment, mortgage servicing rights, other real estate owned and deferred tax asset accounts are described in our 2016 Form 10-K.  There have been no significant changes in the Company’s application of accounting policies since December 31, 2016.

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

General.   Total assets remained stable at $588.3 million at both June 30, 2017 and December 31, 2016.  During the six months ended June 30, 2017, cash and cash equivalents increased $5.4 million and premises and equipment increased $1.9 million while the net loan portfolio decreased $6.1 million and FHLB stock decreased $1.1 million.  The $26.0 million, or 5.6%, increase in deposits was primarily used to pay down FHLB borrowings which declined $29.8 million or 54.4% from December 31, 2016 to June 30, 2017.  The acquisition of the University Place branch, located in Pierce County, WA, which closed on June 30, 2017, resulted in an increase in deposits and cash balances of $14.5 million.  The purchase of property in Sequim, WA as a future loan production office was the primary reason for the increase in premises and equipment.

Cash and Securities.  Cash and cash equivalents increased $5.4 million, or 9.8%, to $60.0 million at June 30, 2017 from $54.6 million at December 31, 2016.  Available-for-sale securities, which consist primarily of agency mortgage-backed securities, decreased $404,000, or 6.1%, to $6.2 million at June 30, 2017 from $6.6 million at December 31, 2016 as a result of principal repayments on securities during the first six months of 2017.

Loans.  Our gross loan portfolio decreased $6.1 million, or 1.2%, to $493.9 million at June 30, 2017 from $500.0 million at December 31, 2016.

The following table reflects the changes in the types of loans in our portfolio at June 30, 2017, as compared to December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016	Amount Change	Percent Change
One- to four- family	$147,848	$152,386	$(4,538)	(3.0)%
Home equity	27,996	27,771	225	0.8
Commercial and multifamily	195,486	181,004	14,482	8.0
Construction and land	52,775	70,915	(18,140)	(25.6)
Manufactured homes	16,300	15,494	806	5.2
Floating homes	25,225	23,996	1,229	5.1
Other consumer	4,639	3,932	707	18.0
Commercial business	25,314	26,331	(1,017)	(3.9)
Deferred loan fees	(1,687)	(1,828)	141	(7.7)
Total loans, gross	$493,896	$500,001	$(6,105)	(1.2)%

The decrease in our loan portfolio was primarily a result of an $18.1 million, or 25.6%, decline in construction and land loans due to loan repayments in the normal course, partially offset by an increase of $14.5 million, or 8.0%, in our commercial and multifamily loans.  At June 30, 2017, our loan portfolio remained well-diversified with commercial and multifamily real estate loans accounting for 39.5% of the portfolio.  One- to four- family loans accounted for 29.8% of the portfolio and home equity, manufactured and floating homes, and other consumer loans accounted for 15.0% of the portfolio at June 30, 2017.  Construction and land loans accounted for 10.6% of the portfolio and commercial business loans accounted for the remaining 5.1% of total loans at June 30, 2017.

Loans held-for-sale decreased $151,000, or 17.3%, to $720,000 at June 30, 2017 from $871,000 at December 31, 2016. The decrease in loans held-for-sale was a result of the timing of originations and delivery of the loans.

Mortgage Servicing Rights.  At June 30, 2017 and December 31, 2016, we had $3.5 million and $3.6 million, respectively, in mortgage servicing rights recorded at fair value.  We record mortgage servicing rights on loans sold to Fannie Mae and other financial institutions with servicing retained and upon acquisition of a servicing portfolio.  We stratify our capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  Mortgage servicing rights are carried at fair value.  If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.

Nonperforming Assets.  At June 30, 2017, nonperforming assets totaled $4.2 million, or 0.72% of total assets, compared to $4.5 million, or 0.77% of total assets, at December 31, 2016.

The table below sets forth the amounts and categories of nonperforming assets at the dates indicated (dollars in thousands):

	Nonperforming Assets
	June 30, 2017	December 31, 2016	Amount Change	Percent Change
Nonaccrual loans	$1,819	$3,144	$(1,325)	(42.1)%
Nonperforming TDRs	1,449	205	1,244	606.8
Total nonperforming loans	3,268	3,349	(81)	(2.4)
OREO and repossessed assets	952	1,172	(220)	(18.8)
Total nonperforming assets	$4,220	$4,521	$(301)	(6.7)%

Nonperforming loans, consisting of nonaccrual loans and nonperforming TDRs, declined slightly to $3.3 million, or 0.66% of total loans, at June 30, 2017 compared to 0.67% at December 31, 2016.  Nonaccrual loans decreased and nonperforming TDRs increased during the six months ended June 30, 2017 primarily due to a $1.3 million nonaccrual one- to four- family residential loan which was modified as a TDR during the period.

OREO and repossessed assets decreased $220,000, or 18.8%, to $952,000 at June 30, 2017 from $1.2 million at December 31, 2016.  This decrease was due to the sale of two one- to four- family residential properties totaling $220,000, resulting in a net gain on sale of $3,000. During the three and six months ended June 30, 2017, we did not repossess any assets.  At June 30, 2017, our largest OREO property was a commercial building with a recorded value of $600,000 located in Clallam County, Washington, which was acquired in 2015 as a part of three branches purchased from another financial institution.  It is currently leased to a not-for-profit organization headquartered in our market area at a below market rate.  Our remaining two OREO properties were a $342,000 one- to four- family property located in Suffolk County, New York, and a $10,000 manufactured home located in King County, Washington.  The property in Suffolk County, New York was a repurchase of a loan from the portfolio of mortgage servicing rights we acquired in 2009.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$4,838	$4,709	$4,822	$4,636
Charge-offs	(8)	(39)	(36)	(122)
Recoveries	5	68	49	74
Net (charge-offs)/recoveries	(3)	29	13	(48)
Provisions charged to operations	-	100	-	250
Balance at end of period	$4,835	$4,838	$4,835	$4,838

Ratio of net charge-offs/(recoveries) during the period to average loans outstanding during the period	0.00%	(0.02)%	(0.01)%	0.02%

	June 30, 2017	December 31, 2016
Allowance as a percentage of nonperforming loans (end of period)	147.95%	143.98%
Allowance as a percentage of total loans (end of period)	0.98%	0.96%

Our allowance for loan losses at June 30, 2017 and December 31, 2016 was $4.8 million.  There was no provision for loan losses recorded for the first six months of June 30, 2017 as a result of lower loan portfolio balances as compared to December 31, 2016, stable nonperforming loan balances, and minimal charge-offs recognized during the six months ended June 30, 2017.

Specific loan loss reserves increased to $1.1 million at June 30, 2017 compared to $863,000 at December 31, 2016, while general loan loss reserves decreased to $3.7 million at June 30, 2017, compared to $4.0 million at December 31, 2016.  The increase in specific loan loss reserves was primarily due to the $1.8 million increase in impaired loans since December 31, 2016.  There were 17 loans totaling $2.8 million (of which $1.9 million were one- to four- family residential loans) reported as impaired at June 30, 2017 which were not impaired at December 31, 2016, partially offset by six loans totaling $896,000 reported as impaired at December 31, 2016 which were not impaired at June 30, 2017.  The six previously impaired loans at December 31, 2016 that were no longer impaired at June 30, 2017 consisted of one, one- to four- family residential loan, three manufactured home loans, one commercial business loan and one commercial real estate loan.  The three largest impaired loans at June 30, 2017 were two one- to four- family residential loans totaling $2.6 million, including one for $1.3 million which became impaired due to its modification as a TDR in 2017, and one $759,000 loan secured by a commercial building, all located in King County, Washington. Net charge-offs/recoveries for the three and six months ended June 30, 2017 were charge-offs of $3,000 and recoveries of $13,000, respectively, compared to recoveries of $29,000 and charge-offs of $48,000 for the three and six months ended June 30, 2016, respectively.  As of June 30, 2017, the allowance for loan losses as a percentage of total loans receivable and as a percentage of nonperforming loans were 0.98% and 147.95%, respectively, compared to 0.96% and 143.98%, respectively, at December 31, 2016.

Deposits.  Total deposits increased $26.0 million, or 5.6%, to $493.7 million at June 30, 2017 from $467.7 million at December 31, 2016, primarily as a result of an $11.3 million, or 17.7%, increase in noninterest-bearing demand accounts, a $9.0 million, or 6.0% increase in interest-bearing demand accounts, and an $8.7 million, or 9.2%, increase in savings and money market accounts.  These increases were partially offset by a $2.9 million, or 1.8%, decrease in certificates of deposit.  Deposits increased $14.5 million due to the University Place branch acquisition with the remainder of the increase due to organic growth from our ongoing deposit gathering efforts to obtain low cost deposit accounts from retail and small business customers.

A summary of deposit accounts with the corresponding weighted-average cost of funds at the dates indicated is presented below (dollars in thousands):

	June 30, 2017		December 31, 2016
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand(1)	$72,343	0.00%	$60,566	0.00%
Interest-bearing demand	159,291	0.39	150,327	0.34
Savings	47,375	0.21	44,879	0.22
Money market	55,222	0.20	49,042	0.17
Time deposits	156,836	1.29	159,742	1.12
Escrow(1)	2,677	0.00	3,175	0.00
Total deposits	$493,744	0.59%	$467,731	0.53%

(1) Escrow balances shown in noninterest-bearing deposits on the consolidated balance sheets.

Borrowings.  FHLB advances decreased $29.8 million, or 54.4%, to $25.0 million at June 30, 2017, with a weighted-average cost of 1.16%, from $54.8 million at December 31, 2016, with a weighted-average cost of 0.82%.  FHLB borrowings declined utilizing the cash received from the University Place branch acquisition and organic deposit growth.  The increase in the cost of the borrowings was a result of the general increase in rates over the last year.  We rely on FHLB advances to supplement deposits to fund interest-earning asset growth.

Stockholders' Equity.  Total stockholders' equity increased $2.6 million, or 4.3%, to $62.9 million at June 30, 2017 from $60.3 million at December 31, 2016.  This increase primarily reflects $2.7 million in net income for the six months ended June 30, 2017, partially offset by the payment of cash dividends of $501,000 to common stockholders.

Comparison of Results of Operation for the Three and Six Months Ended June 30, 2017 and 2016

General.  Net income was $1.3 million, or $0.50 per diluted common share, for the three months ended June 30, 2017, an increase of $49,000 from the three months ended June 30, 2016.  Net income increased $357,000 to $2.7 million, or $1.04 per diluted common share, for the six months ended June 30, 2017, compared to $2.4 million, or $0.92 per diluted common share, for the same period in 2016.  The primary reason for the increase in net income for both periods was an increase in net interest income after provision for loan losses, which was partially offset by a decrease in noninterest income and an increase in noninterest expense.

Interest Income.  Interest income increased $374,000, or 6.1%, to $6.5 million for the three months ended June 30, 2017, from $6.1 million for the three months ended June 30, 2016.  Interest income increased $924,000, or 7.6%, to $13.1 million for the six months ended June 30, 2017, from $12.2 million for the six months ended June 30, 2016.  The increases in interest income for the three and six months ended June 30, 2017, primarily reflect the increase in the average balance of interest-earning assets, in particular loans receivable, and a higher weighted-average yield on interest-earning assets in the current three and six month periods.  The average balance of gross loans receivable increased $27.8 million, or 6.0% for the three months ended June 30, 2017, as compared to the same period last year.

Our weighted-average yield on interest-earning assets was 4.86% and 4.88% for the three and six months ended June 30, 2017, respectively, compared to 4.78% for both the three and six months ended June 30, 2016, respectively.  The weighted-average yield on loans increased to 5.21% and 5.20% for the three and six months ended June 30, 2017, respectively, from 5.17% for both the three and six months ended June 30, 2016.  The weighted-average yield on available-for-sale securities was 1.33% and 1.27% for the three and six months ended June 30, 2017, respectively, compared to 0.83% for both the three and six months ended June 30, 2016, respectively.  The increase in the average yields for both the interest-bearing cash and the securities portfolio was due to the increase in the average balance of investments coupled with the recent increases in the federal funds rate.

Interest Expense.  Interest expense increased $54,000, or 7.6%, to $763,000 for the three months ended June 30, 2017, from $709,000 for the three months ended June 30, 2016 due to the increase in the average balance of deposits during the three months ended June 30, 2017 to $474.9 million as compared to $443.9 million for the same quarter in 2016.  Our weighted-average cost of deposits was 0.58% and 0.59% for the three and six months ended June 30, 2017, compared to 0.59% and 0.60% for the three and six months ended June 30, 2016, respectively. The total cost of borrowings increased $20,000, or 36.4%, to $75,000 during the quarter ended June 30, 2017 from $55,000 for the quarter ended June 30, 2016 primarily as a result of an increase in the overnight borrowing rates reflecting recent increases in the federal funds rate.  Average borrowings, consisting of FHLB advances, decreased to $25.3 million for the quarter ended June 30, 2017, compared to $38.9 million during the quarter ended June 30, 2016 due to the repayment of FHLB advances, discussed above.  Interest expense increased $131,000, or 9.2%, to $1.6 million for the six months ended June 30, 2017, from $1.4 million for the six months ended June 30, 2016.  The increase in interest expense for the first six months of 2017 compared to the like period in 2016 was primarily a result of both an increase in the average balance of borrowings and in the cost of FHLB borrowings during the period.  Average borrowings outstanding during the six months ended June 30, 2017 were $33.6 million compared to $24.6 million outstanding during the six months ended June 30, 2016.  The cost of those borrowings was 0.99% during the first half of 2017 compared to 0.55% for the first half of 2016.   Our overall weighted-average cost of interest-bearing liabilities was 0.71% for both the three and six months ended June 30, 2017, compared to 0.66% and 0.68% for the three and six months ended June 30, 2016, respectively.

Net Interest Income.  Net interest income increased $320,000, or 5.9%, to $5.8 million for the three months ended June 30, 2017, from $5.4 million for the three months ended June 30, 2016.  Net interest income increased $793,000, or 7.4%, to $11.6 million for the six months ended June 30, 2017, from $10.8 million for the six months ended June 30, 2016.  The increase for both the three and six months ended June 30, 2017 resulted from increased interest income due to higher average loan balances and higher yields on our loan portfolio.  Our average yield on loans receivable increased during the three and six months ended June 30, 2017, as compared to the same periods last year as rates have increased compared to a year ago.  Our net interest margin was 4.33% and 4.30% for the three and six months ended June 30, 2017, respectively, compared to 4.26% for both the three and six months ended June 30, 2016.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to earnings, at a level required to reflect management’s best estimate of the probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, peer group data, prevailing economic conditions, and current factors.  Large groups of smaller balance homogeneous loans, such as one- to four- family, small commercial and multifamily, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data.  Loan’s for which management has concerns about the borrowers’ ability to repay, are evaluated individually, and specific loss allocations are provided for these loans when necessary.

There was no provision for loan losses for both the three and six months ended June 30, 2017, compared to provisions of $100,000 and $250,000 during the three and six months ended June 30, 2016, respectively.  The reduced provision for both periods reflects a decline in the nonperforming loans to total loans ratio, and lower historical loss ratios.  Nonperforming loans decreased to $3.3 million at June 30, 2017 compared to $4.5 million at June 30, 2016.  Nonperforming loans to total loans was 0.66% at June 30, 2017 as compared to 0.96% at June 30, 2016.  Net charge-offs for the second quarter of 2017 totaled $3,000 compared to net recoveries of $29,000 during the quarter ended June 30, 2016.  Net recoveries for the six months ended June 30, 2017 totaled $13,000 compared to net charge-offs of $48,000 during the six months ended June 30, 2016. Impaired loans increased $1.8 million, or 21.3% to $10.0 million at June 30, 2017 as compared to $8.2 million at December 31, 2016 principally as a result of the addition of four, one- to four- family residential loans totaling $1.9 million. The allowance for loan losses remained stable at $4.8 million at June 30, 2017 compared to December 31, 2016.

The ratio of nonperforming assets to total assets decreased to 0.72% at June 30, 2017 from 0.97% at June 30, 2016. This decrease is the result of the reduction in our nonperforming assets principally due to the payoff of a $2.1 million multifamily loan.

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

Noninterest Income.  Noninterest income decreased $227,000, or 18.8%, to $983,000 for the three months ended June 30, 2017, as compared to $1.2 million for the three months ended June 30, 2016 as reflected below (dollars in thousands):

	Three Months Ended June 30,		Amount	Percent
	2017	2016	Change	Change
Service charges and fee income	$492	$652	$(160)	(24.5)%
Earnings on cash surrender value of BOLI	82	85	(3)	(3.5)
Mortgage servicing income	384	208	176	84.6
Fair value adjustment on mortgage servicing rights	(236)	(76)	(160)	210.5
Net gain on sale of loans	261	341	(80)	(23.5)
Total noninterest income	$983	$1,210	$(227)	(18.8)%

The primary reasons for the decrease in noninterest income during the three months ended June 30, 2017 compared to the same period last year was the continued decline in the fair value adjustment on mortgage servicing rights and the decline in service charges and fee income.  The decreases were partially offset by an increase in mortgage servicing income.  The decline in the fair value adjustment on mortgage servicing rights was a result of normal fluctuations in the pricing of this asset based on prepayment speeds and expected cash flows from this asset.  The increase in mortgage servicing income was due to higher mortgage interest rates in the second quarter of 2017 as compared to the same period last year.  Service charges and fee income decreased primarily due to lower loan fees.  Lower gains on the sale of loans were due to fewer loan originations in the second quarter of 2017 as compared to the same period last year.

Noninterest income decreased $207,000, or 9.5%, to $2.0 million for the six months ended June 30, 2017, as compared to $2.2 million for the six months ended June 30, 2016 as reflected below (dollars in thousands):

	Six Months Ended June 30,		Amount	Percent
	2017	2016	Change	Change
Service charges and fee income	$1,003	$1,245	$(242)	(19.4)%
Earnings on cash surrender value of BOLI	163	168	(5)	(3.0)
Mortgage servicing income	637	413	224	54.2
Fair value adjustment on mortgage servicing rights	(256)	(190)	(66)	34.7
Net gain on sale of loans	433	551	(118)	(21.4)
Total noninterest income	$1,980	$2,187	$(207)	(9.5)%

The primary reason for the decrease in noninterest income during the six months ended June 30, 2017 compared to the same period last year was the decline in service charges and fee income and gain on sale of loans, partially offset by the increase in mortgage servicing income.  Service charges and fee income decreased as a result of lower loan and non-sufficient funds/overdraft fee income.  The decline in the gain on sale of loans was a result of lower originations as compared to one year ago.  Mortgage servicing fee income increased as a result of higher average balances on mortgage loans serviced in the 2017 period compared to 2016.

Noninterest Expense.  Noninterest expense increased $141,000, or 3.0%, to $4.8 million during the three months ended June 30, 2017 as compared to $4.7 million during the three months ended June 30, 2016, as reflected below (dollars in thousands):

	Three Months Ended June 30,		Amount	Percent
	2017	2016	Change	Change
Salaries and benefits	$2,662	$2,618	$44	1.7%
Operations	1,029	1,084	(55)	(5.1)
Regulatory assessments	136	125	11	8.8
Occupancy	522	380	142	37.4
Data processing	438	444	(6)	(1.4)
Net loss on OREO and repossessed assets	11	6	5	83.3
Total noninterest expense	$4,798	$4,657	$141	3.0%

The increase in noninterest expense during the three months ended June 30, 2017 compared to the same period last year was primarily due to an increase in occupancy expense.  Occupancy expense rose in 2017 due to the costs associated with the relocation of the company headquarters to a new location and lease related expenses for the old administrative building location.  Occupancy expenses are anticipated to be higher going forward and higher compared to 2016 due to the lease of the University Place branch and the purchase of a new loan production office in Sequim, WA, as well as amortization expenses resulting from purchases of fixed assets and tenant improvements for these locations.

Noninterest expense increased $299,000, or 3.3%, to $9.4 million during the six months ended June 30, 2017 as compared to $9.1 million during the six months ended June 30, 2016, as reflected below (dollars in thousands):

	Six Months Ended June 30,		Amount	Percent
	2017	2016	Change	Change
Salaries and benefits	$5,353	$5,181	$172	3.3%
Operations	2,050	2,056	(6)	(0.3)
Regulatory assessments	260	280	(20)	(7.1)
Occupancy	895	765	130	17.0
Data processing	845	830	15	1.8
Net loss on OREO and repossessed assets	14	6	8	133.3
Total noninterest expense	$9,417	$9,118	$299	3.3%

The increase in noninterest expense during the six months ended June 30, 2017 compared to the same period last year was primarily due to an increase in salaries and benefits expense and, to a lesser degree, occupancy expense.  Salaries and benefits expense increased primarily due to an increase in full time equivalent employees during the 2017 period.  Occupancy expenses increased as a result of the costs of relocating the company headquarters during the second quarter of 2017.

The efficiency ratio for the quarter ended June 30, 2017 was 71.22%, compared to 69.51% for the quarter ended June 30, 2016 and was 69.60% for the six months ended June 30, 2017, compared to 69.88% for the six months ended June 30, 2016.  The increase in the efficiency ratio on a quarterly comparison was primarily due to the decrease in noninterest income and increase in noninterest expense outpacing the increase in net interest income.  The improvement in the efficiency ratio for the six months ended June 30, 2017 compared to a year ago was primarily a result of the increase in net interest income between the periods.

Income Tax Expense.   For the three and six months ended June 30, 2017, we incurred income tax expense of $636,000 and $1.4 million on our pre-tax income as compared to $633,000 and $1.2 million for the three and six months ended June 30, 2016, respectively.  The effective tax rates for the three and six months ended June 30, 2017 were 32.8% and 34.0%, respectively.  The effective tax rates for the three and six months ended June 30, 2016 were 33.6% and 34.0%, respectively.

Liquidity

The Management Discussion and Analysis in Item 7 of the Company’s 2016 Form 10-K contains an overview of Sound Financial Bancorp’s and the Bank’s liquidity management, sources of liquidity and cash flows.  This discussion updates that disclosure for the six months ended June 30, 2017.

The Bank’s primary sources of funds are deposits, principal and interest payments on loans and borrowings.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank’s primary investing activity is loan originations.  The Bank maintains liquidity levels it believes to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  At June 30, 2017, the Bank had $66.2 million in cash and investment securities available-for-sale and $720,000 in loans held-for-sale generally available for its cash needs.  Also, at June 30, 2017 the Bank had the ability to borrow an additional $160.2 million in FHLB advances based on existing collateral pledged, and could access $44.6 million through the Federal Reserve’s Discount Window.  At June 30, 2017, we also had available a total of $21.0 million in credit facilities with other financial institutions, with no balance outstanding.  The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At June 30, 2017, outstanding loan commitments, including unused lines and letters of credit totaled $78.8 million, including $39.6 million of undisbursed construction and land loans.  Certificates of deposit scheduled to mature in one year or less at June 30, 2017, totaled $60.4 million.  Based on our competitive pricing, we believe that a majority of maturing deposits will remain with the Bank.

Cash and cash equivalents increased $5.4 million to $60.0 million as of June 30, 2017, from $54.6 million as of December 31, 2016.  Net cash provided by operating activities was $4.3 million for the six months ended June 30, 2017.  Net cash provided by investing activities was $19.1 million during the six months ended June 30, 2017 and consisted principally of $13.7 million in cash received from the branch acquisition, an increase of $6.1 million in our loan portfolio, net of principal repayments, and $1.1 million from the redemption of our FHLB stock, partially offset by a $2.4 million increase in premises and equipment, net of depreciation.  The $18.8 million of cash used by financing activities during the six months ended June 30, 2017 was primarily a result of a $12.3 million net increase in deposits offset by a $29.8 million net decrease in FHLB advances.

As a separate legal entity from the Bank, the Company must provide for its own liquidity.  At June 30, 2017, the Company, on an unconsolidated basis, had $1.3 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.  The Company’s principal source of liquidity is dividends and ESOP loan repayments from the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the six months ended June 30, 2017, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet loan commitments at June 30, 2017, is as follows (in thousands):

June 30, 2017
Residential mortgage commitments	$5,261
Undisbursed portion of loans originated	39,595
Unused lines of credit	33,727
Irrevocable letters of credit	260
Total loan commitments	$78,843

Capital

Sound Community Bank is subject to minimum capital requirements imposed by regulations of the FDIC.  Capital adequacy requirements are quantitative measures established by regulation that require Sound Community Bank to maintain minimum amounts and ratios of capital.

Based on its capital levels at June 30, 2017, Sound Community Bank exceeded all regulatory capital requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a “well-capitalized” status under the regulatory capital categories of the FDIC.  Based on capital levels at June 30, 2017, Sound Community Bank was considered to be well-capitalized under applicable regulatory requirements.  Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank’s “well-capitalized” status.

The actual regulatory capital amounts and ratios calculated for Sound Community Bank at June 30, 2017 were as follows (dollars in thousands):

	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital to average assets	$59,678	10.53%	$22,679	> 4.0%	$28,348	> 5.0%
Common Equity Tier 1 (“CET1”) risk-based capital ratio	59,678	12.57%	21,366	> 4.5%	30,862	> 6.5%
Tier 1 Capital to risk-weighted assets	59,678	12.57%	28,488	> 6.0%	37,984	> 8.0%
Total Capital to risk-weighted assets	64,708	13.63%	37,984	> 8.0%	47,480	> 10.0%

Pursuant to the capital regulations of the FDIC and the other federal banking agencies, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  For our fiscal year ending December 31, 2017, the capital conservation buffer rule requires a buffer of greater than 1.25% of risk-weighted assets, which amount will increase by 0.625% yearly until the requirement is fully phased-in on January 1, 2019, when the buffer must exceed 2.5% of risk-weighted assets.  As June 30, 2017, the Bank’s CET1 capital exceeded the required capital conservation buffer.

For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at June 30, 2017 Sound Financial Bancorp would have exceeded all regulatory capital requirements.  The estimated regulatory capital ratios calculated for Sound Financial Bancorp as of June 30, 2017 were 10.86% for Tier 1 leverage-based capital, 12.97% for both Common Equity Tier 1 risk-based capital, Tier 1 Capital to risk-based assets and 14.03% for total risk-based capital.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company provided information about market risk in Item 7A of its 2016 Form 10-K.  There have been no material changes in our market risk since our 2016 Form 10-K.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act")), as of June 30, 2017, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the three months ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1	Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A	Risk Factors

Not required; the Company is a smaller reporting company.

Item 2	Unregistered Sales of Equity Securities and use of Proceeds

a)	Not applicable

(b)	Not applicable

(c)	There were no repurchases of the Company’s common stock during the three months ended June 30, 2017.

Item 3	Defaults Upon Senior Securities

Nothing to report.

Item 4	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

Exhibits:
3.1	Articles of Incorporation of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on March 27, 2012 (File No. 333-180385))
3.2	Bylaws of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on March 27, 2012 (File No. 333-180385))
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

Sound Financial Bancorp, Inc.

Date: August 11, 2017	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President and Chief Executive Officer

Date: August 11, 2017	By:	/s/ Matthew P. Deines
Matthew P. Deines
Executive Vice President and Chief Financial Officer