Form 10-Q
period 2017-09-30
Sound Financial Bancorp, Inc.
filed 2017-11-13
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒   NO ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of November 8, 2017, there were 2,510,045 shares of the registrant's common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q
TABLE OF CONTENTS

Page Number
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 (unaudited)	3

Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2017 and 2016 (unaudited)	4

Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2017 and 2016 (unaudited)	5

Condensed Consolidated Statements of Stockholders' Equity for the Nine Months Ended September 30, 2017 and 2016 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016 (unaudited)	7

Selected Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33

PART II OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 4. Mine Safety Disclosures	35

Item 5. Other Information	34

Item 6. Exhibits	34

SIGNATURES	36

EXHIBITS	38

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$60,651	$54,582
Available-for-sale securities, at fair value	5,688	6,604
Loans held for sale	296	871
Loans	528,208	500,001
Allowance for loan losses	(4,991)	(4,822)
Total loans, net	523,217	495,179
Accrued interest receivable	1,943	1,816
Bank-owned life insurance ("BOLI"), net	12,602	12,082
Other real estate owned ("OREO") and repossessed assets, net	1,032	1,172
Mortgage servicing rights, at fair value	3,370	3,561
Federal Home Loan Bank ("FHLB") stock, at cost	1,825	2,840
Premises and equipment, net	7,338	5,549
Other assets	4,574	4,127
Total assets	$622,536	$588,383
LIABILITIES
Deposits
Interest-bearing	$448,291	$403,990
Noninterest-bearing demand	76,526	63,741
Total deposits	524,817	467,731
Borrowings	28,000	54,792
Accrued interest payable	68	73
Other liabilities	5,241	4,874
Advance payments from borrowers for taxes and insurance	1,066	638
Total liabilities	559,192	528,108
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,510,045 and 2,498,804 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	25	25
Additional paid-in capital	24,297	23,979
Unearned shares - Employee Stock Ownership Plan ("ESOP")	(683)	(683)
Retained earnings	39,558	36,873
Accumulated other comprehensive income, net of tax	147	81
Total stockholders' equity	63,344	60,275
Total liabilities and stockholders' equity	$622,536	$588,383

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
INTEREST INCOME
Loans, including fees	$6,832	$6,050	$19,630	$18,053
Interest and dividends on investments, cash and cash equivalents	234	98	544	279
Total interest income	7,066	6,148	20,174	18,332
INTEREST EXPENSE
Deposits	808	678	2,199	2,020
Borrowings	72	52	238	136
Total interest expense	880	730	2,437	2,156
Net interest income	6,186	5,418	17,737	16,176
PROVISION FOR LOAN LOSSES	250	-	250	250
Net interest income after provision for loan losses	5,936	5,418	17,487	15,926
NONINTEREST INCOME
Service charges and fee income	439	743	1,442	1,988
Earnings on cash surrender value of bank-owned life insurance	82	84	245	252
Mortgage servicing income	18	239	399	462
Net gain on sale of loans	287	477	720	1,028
Total noninterest income	826	1,543	2,806	3,730
NONINTEREST EXPENSE
Salaries and benefits	2,777	2,632	8,130	7,813
Operations	1,002	1,181	3,052	3,237
Regulatory assessments	80	124	340	404
Occupancy	520	376	1,415	1,141
Data processing	448	434	1,293	1,264
Net loss on OREO and repossessed assets	109	3	123	9
Total noninterest expense	4,936	4,750	14,353	13,868
Income before provision for income taxes	1,826	2,211	5,940	5,788
Provision for income taxes	604	757	2,001	1,974
Net income	$1,222	$1,454	$3,939	$3,814

Earnings per common share:
Basic	$0.49	$0.58	$1.57	$1.54
Diluted	$0.48	$0.57	$1.54	$1.48
Weighted-average number of common shares outstanding:
Basic	2,506,863	2,490,089	2,502,399	2,483,004
Diluted	2,562,373	2,568,457	2,562,606	2,556,949

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$1,222	$1,454	$3,939	$3,814
Available for sale securities:
Unrealized gains/(losses) arising during the period, net of tax provision/(benefit) of $4, $(19), $34 and $13, respectively	8	(35)	66	23
Other comprehensive income, net of tax	8	(35)	66	23
Comprehensive income	$1,230	$1,419	$4,005	$3,837

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2017  and 2016 (unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid -in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders' Equity
Balances at December 31, 2015	2,469,206	$25	$23,002	$(911)	$32,240	$164	$54,520
Net income					3,814		3,814
Other comprehensive income, net of tax						23	23
Share-based compensation			354				354
Cash dividends paid on common stock ($0.23 per share)					(558)		(558)
Common Stock repurchase in conjunction with stock option exercise	(2,805)						-
Restricted stock awards issued	11,606						-
Restricted stock forfeited and retired	(1,059)						-
Exercise of options	21,656		164				164
Balances at September 30, 2016	2,498,604	$25	$23,520	$(911)	$35,496	$187	$58,317

	Shares	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders' Equity
Balances at December 31, 2016	2,498,804	$25	$23,979	$(683)	$36,873	$81	$60,275
Net income					3,939		3,939
Other comprehensive income, net of tax						66	66
Share-based compensation			285				285
Cash dividends paid on common stock ($0.50 per share)					(1,254)		(1,254)
Common stock surrendered	(3,353)						-
Restricted stock awards issued	576						-
Exercise of options	14,018		33				33
Balances at September 30, 2017	2,510,045	$25	$24,297	$(683)	$39,558	$147	$63,344

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,939	$3,814
Adjustments to reconcile net income to net cash from operating activities:
Accretion of net discounts on investments	(16)	32
Provision for loan losses	250	250
Depreciation and amortization	706	593
Compensation expense related to stock options and restricted stock	285	354
Net change in mortgage servicing rights	191	210
Increase in cash surrender value of BOLI	(245)	(252)
Net gain on sale of loans	(720)	(1,028)
Proceeds from sale of loans	35,818	58,464
Originations of loans held-for-sale	(34,522)	(57,769)
Net loss on sale and write-downs of OREO and repossessed assets	109	3
Change in operating assets and liabilities:
Accrued interest receivable	(127)	(22)
Other assets	(482)	(330)
Accrued interest payable	(5)	(10)
Other liabilities	367	719
Net cash provided by operating activities	5,548	5,028
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available-for-sale securities	1,032	1,008
Purchases of available-for-sale securities	-	(1,363)
FHLB stock redeemed	1,015	66
Net increase in loans	(28,505)	(17,873)
Purchase of BOLI	(275)	-
Proceeds from sale of OREO and other repossessed assets	248	131
Purchases of premises and equipment, net	(2,495)	(532)
Net cash received from branch acquisition	13,671	-
Net cash used by investing activities	(15,309)	(18,563)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	43,415	23,459
Proceeds from borrowings	137,000	106,000
Repayment of borrowings	(163,792)	(108,982)
Dividends paid on common stock	(1,254)	(558)
Net change in advances from borrowers for taxes and insurance	428	463
Proceeds from stock option exercises	33	164
Net cash used by financing activities	15,830	20,546
Net change in cash and cash equivalents	6,069	7,011
Cash and cash equivalents, beginning of period	54,582	48,264
Cash and cash equivalents, end of period	$60,651	$55,275

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$1,910	$2,290
Interest paid on deposits and borrowings	2,442	2,166
Noncash net transfer from loans to OREO and repossessed assets	-	249
Assets acquired in acquisition of branch	14,474	-

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation

The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Sound Financial Bancorp, Inc., and its wholly owned subsidiary, Sound Community Bank.  References in this document to Sound Financial Bancorp refer to Sound Financial Bancorp, Inc. and references to the "Bank" refer to Sound Community Bank. References to "we," "us," and "our" or the "Company" refers to Sound Financial Bancorp and its wholly-owned subsidiary, Sound Community Bank, unless the context otherwise requires.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC").  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.  These unaudited financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 27, 2017 ("2016 Form 10-K").  The results for the interim periods are not necessarily indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2016, included in the 2016 Form 10-K.  Certain amounts in the prior quarters' consolidated financial statements have been reclassified to conform to the current presentation.  These classifications do not have an impact on previously reported consolidated net income, retained earnings, stockholders' equity or earnings per share.

Note 2 – Accounting Pronouncements Recently Issued or Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates Topic 606 and supersedes Topic 605, Revenue Recognition. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which postponed the effective date of 2014-09. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net, which amended the principal versus agent implementation guidance set for in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The ASU amends certain aspects of the guidance set forth in the FASB's new revenue standard related to identifying performance obligations and licensing implementation. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new ASU requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients, but does not change the core revenue recognition principle in Topic 606. This ASU is effective for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. For financial reporting purposes, the ASU allows for either full retrospective adoption, meaning this ASU is applied to all of the periods presented, or modified retrospective adoption, meaning the ASU is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the ASU recognized at the date of initial application. As a financial institution, the Company's largest component of revenue, interest income, is excluded from the scope of this ASU. Accordingly, the adoption of ASU No. 2014-09 is not expected to have a material impact on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. This ASU requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. In addition, the ASU requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This ASU also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The ASU also requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk (also referred to as "own credit") when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for certain provisions. The adoption of ASU No. 2016-01is not expected to have a material impact on the Company's consolidated financial statements. Management is in the planning stages of developing processes and procedures to comply with the disclosure requirements of this ASU, which could impact the disclosures the Company makes related to the fair value of its financial instruments.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize, on the balance sheet, the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in the ASU is permitted. Although an estimate of the impact of the new leasing standard has not yet been determined, once adopted, we expect to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, however, based on current leases the adoption is not expected to have a material impact on the Company's consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20). ASU 2017-08 is intended to amend the amortization period for certain purchased callable debt securities held at a premium. Under ASU 2017-08, the FASB is shortening the amortization period for the premium to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The Company is reviewing its securities portfolio to assess the impact the adoption of this ASU will have on the Company's consolidated financial statements but does not expect this ASU to have a material impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation--Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU was issued to provide clarity as to when to apply modification accounting when there is a change in the terms or conditions of a share-based payment award. According to this ASU, an entity should account for the effects of a modification unless the fair value, vesting conditions, and balance sheet classification of the award is the same after the modification as compared to the original award prior to the modification. The standard is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU No. 2017-09 is not expected to have a material impact on the Company's consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU amends the hedge accounting recognition and presentation requirements in ASC 815 to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity's risk management activities by better aligning the entity's financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. The amendments in this ASU permit hedge accounting for hedging relationships involving nonfinancial risk and interest rate risk by removing certain limitations in cash flow and fair value hedging relationships. In addition, the ASU requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and early adoption is permitted. The adoption of ASU No. 2017-12 is not expected to have a material impact on the Company's consolidated financial statements.

Note 3 – Investments

The amortized cost and fair value of our available-for-sale ("AFS") securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2017
Municipal bonds	$3,245	$175	$(3)	$3,417
Agency mortgage-backed securities	2,221	50	-	2,271
Total	$5,466	$225	$(3)	$5,688

December 31, 2016
Municipal bonds	$3,262	$127	$(36)	$3,353
Agency mortgage-backed securities	2,858	49	(3)	2,904
Non-agency mortgage-backed securities	362	-	(15)	347
Total	$6,482	$176	$(54)	$6,604

The amortized cost and fair value of AFS securities at September 30, 2017, by contractual maturity, are shown below (in thousands).  Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	September 30, 2017
	Amortized Cost	Fair Value
Due after one year through five years	$1,333	$1,329
Due after five years through ten years	413	443
Due after ten years	1,499	1,645
Mortgage-backed securities	2,221	2,271
Total	$5,466	$5,688

There were no pledged securities at September 30, 2017 and December 31, 2016.

There were no sales of AFS securities during the three or nine months ended September 30, 2017 and 2016.

The following tables summarize the aggregate fair value and gross unrealized loss by length of time of those investments that have been in a continuous unrealized loss position at the dates indicated (in thousands):

	September 30, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$456	$(1)	$874	$(2)	$1,330	$(3)
Agency mortgage-backed securities	-	-	-	-	-	-
Total	$456	$(1)	$874	$(2)	$1,330	$(3)

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$1,313	$(36)	$-	$-	$1,313	$(36)
Agency mortgage-backed securities	-	-	1,125	(3)	1,125	(3)
Non-agency mortgage-backed securities	-	-	347	(15)	347	(15)
Total	$1,313	$(36)	$1,472	$(18)	$2,785	$(54)

There were no credit losses recognized in earnings during the three and nine months ended September 30, 2017 or 2016 relating to the Company's securities.

At September 30, 2017, two municipal securities were in an unrealized loss position for less than 12 months and one municipal security was in an unrealized loss position for over 12 months.  At December 31, 2016, three municipal securities were in an unrealized loss position for less than 12 months and one agency security and one non-agency mortgage-backed security were in a loss position for over 12 months.  The agency mortgage-backed security in an unrealized loss position at December 31, 2016 was guaranteed by a U.S. governmental agency.  The non-agency mortgage-backed security was fully redeemed during the third quarter of 2017.  The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral.  It is expected that these securities will not be settled at a price less than the amortized cost of each investment.  Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because we do not intend to sell the securities in this class and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity. The unrealized losses on these investments are not considered an other-than-temporary impairment ("OTTI") during the three and nine months ended September 30, 2017 or the year ended December 31, 2016.

Note 4 – Loans

The composition of the loan portfolio at the dates indicated, excluding loans held-for-sale, was as follows (in thousands):

	September 30, 2017	December 31, 2016
Real estate loans:
One- to four- family	$156,871	$152,386
Home equity	29,129	27,771
Commercial and multifamily	201,411	181,004
Construction and land	54,921	70,915
Total real estate loans	$442,332	$432,076
Consumer loans:
Manufactured homes	16,864	15,494
Floating homes	26,699	23,996
Other consumer	5,032	3,932
Total consumer loans	48,595	43,422
Commercial business loans	39,158	26,331
Total loans	530,085	501,829
Deferred fees	(1,877)	(1,828)
Total loans, gross	528,208	500,001
Allowance for loan losses	(4,991)	(4,822)
Total loans, net	$523,217	$495,179

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2017 (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$377	$168	$-	$32	$70	$-	$57	$276	$-	$980
Collectively evaluated for impairment	874	183	1,185	327	110	154	41	231	906	4,011
Ending balance	$1,251	$351	$1,185	$359	$180	$154	$98	$507	$906	$4,991
Loans receivable:
Individually evaluated for impairment	$6,664	$1,007	$1,717	$99	$309	$-	$57	$357	$-	$10,210
Collectively evaluated for impairment	150,207	28,122	199,694	54,822	16,555	26,699	4,975	38,801	-	519,875
Ending balance	$156,871	$29,129	$201,411	$54,921	$16,864	$26,699	$5,032	$39,158	$-	$530,085

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2016 (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$536	$121	$24	$35	$59	$-	$65	$23	$-	$863
Collectively evaluated for impairment	1,006	257	1,120	424	109	132	47	152	712	3,959
Ending balance	$1,542	$378	$1,144	$459	$168	$132	$112	$175	$712	$4,822
Loans receivable:
Individually evaluated for impairment	$4,749	$832	$1,582	$83	$312	$-	$62	$616	$-	$8,236
Collectively evaluated for impairment	147,637	26,939	179,422	70,832	15,182	23,996	3,870	25,715	-	493,593
Ending balance	$152,386	$27,771	$181,004	$70,915	$15,494	$23,996	$3,932	$26,331	$-	$501,829

The following table summarizes the activity in the allowance for loan losses for the three months ended September 30, 2017 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One- to four- family	$1,302	$-	$-	$(51)	$1,251
Home equity	431	(89)	1	8	351
Commercial and multifamily	1,153	-	-	32	1,185
Construction and land	352	-	-	7	359
Manufactured homes	178	(7)	-	9	180
Floating homes	146	-	-	8	154
Other consumer	98	(1)	2	(1)	98
Commercial business	364	-	-	143	507
Unallocated	811	-	-	95	906
Total	$4,835	$(97)	$3	$250	$4,991

The following table summarizes the activity in the allowance for loan losses for the nine months ended September 30, 2017 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One- to four- family	$1,542	$-	$-	$(291)	$1,251
Home equity	378	(89)	30	32	351
Commercial and multifamily	1,144	(24)	1	64	1,185
Construction and land	459	-	-	(100)	359
Manufactured homes	168	(13)	3	22	180
Floating homes	132	-	-	22	154
Other consumer	112	(8)	19	(25)	98
Commercial business	175	-	-	332	507
Unallocated	712	-	-	194	906
Total	$4,822	$(134)	$53	$250	$4,991

The following table summarizes the activity in the allowance for loan losses for the three months ended September 30, 2016 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One- to four- family	$1,713	$-	$-	$(55)	$1,658
Home equity	501	(14)	10	(73)	424
Commercial and multifamily	1,377	-	-	(17)	1,360
Construction and land	388	-	18	(33)	373
Manufactured homes	189	-	2	(14)	177
Floating homes	132	-	-	-	132
Other consumer	89	(10)	15	(28)	66
Commercial business	171	-	-	10	181
Unallocated	278	-	-	210	488
Total	$4,838	$(24)	$45	$-	$4,859

The following table summarizes the activity in the allowance for loan losses for the nine months ended September 30, 2016 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One- to four- family	$1,839	$(72)	$-	$(109)	$1,658
Home equity	607	(14)	-	(169)	424
Commercial and multifamily	921	-	-	439	1,360
Construction and land	382	-	18	(27)	373
Manufactured homes	301	-	75	(199)	177
Floating homes	111	-	-	21	132
Other consumer	77	(31)	7	13	66
Commercial business	157	(29)	19	34	181
Unallocated	241	-	-	247	488
Total	$4,636	$(146)	$119	$250	$4,859

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

When we classify problem loans as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address the risk specifically (if the loan is impaired) or we may allow the loss to be addressed in the general allowance (if the loan is not impaired).  General allowances represent loss reserves which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem loans.  When the Company classifies problem loans as a loss, we charge-off such assets in the period in which they are deemed uncollectible.  Assets that do not currently expose us to sufficient risk to warrant classification as substandard, doubtful or loss, but possess identified weaknesses, are classified as either watch or special mention assets.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Federal Deposit Insurance Corporation ("FDIC"), the Bank's federal regulator, and the Washington Department of Financial Institutions ("WDFI"), the Bank's state banking regulator, which can order the establishment of additional loss allowances.  Pass rated loans are loans that are not otherwise classified or criticized.

The following table represents the internally assigned grades as of September 30, 2017, by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$151,786	$28,321	$192,817	$54,872	$16,711	$26,699	$4,975	$38,396	$514,577
Watch	246	-	6,876	-	-	-	-	494	7,616
Special Mention	138	-	360	-	-	-	-	134	632
Substandard	4,701	808	1,358	49	153	-	57	134	7,260
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$156,871	$29,129	$201,411	$54,921	$16,864	$26,699	$5,032	$39,158	$530,085

The following table represents the internally assigned grades as of December 31, 2016, by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$148,617	$26,547	$171,678	$67,539	$15,288	$23,996	$3,821	$25,625	$483,111
Watch	998	536	8,105	3,376	78	-	49	326	13,468
Special Mention	139	-	-	-	30	-	-	-	169
Substandard	2,632	688	1,221	-	98	-	62	380	5,081
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$152,386	$27,771	$181,004	$70,915	$15,494	$23,996	$3,932	$26,331	$501,829

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

The following table presents the recorded investment in nonaccrual loans as of September 30, 2017, and December 31, 2016, by type of loan (in thousands):

	September 30, 2017	December 31, 2016
One- to four- family	$878	$2,169
Home equity	700	536
Commercial and multifamily	206	218
Construction and land	49	-
Manufactured homes	133	72
Commercial business	134	149
Total	$2,100	$3,144

The following table represents the aging of the recorded investment in past due loans as of September 30, 2017, by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Still Accruing	Total Past Due	Current	Total Loans
One- to four- family	$64	$1,723	$705	$-	$2,492	$154,379	$156,871
Home equity	346	28	607	-	981	28,148	29,129
Commercial and multifamily	206	-	-	-	206	201,205	201,411
Construction and land	43	49	49	-	141	54,780	54,921
Manufactured homes	23	103	107	-	233	16,631	16,864
Floating homes	-	-	-	-	-	26,699	26,699
Other consumer	49	6	-	-	55	4,977	5,032
Commercial business	409	47	-	-	456	38,702	39,158
Total	$1,140	$1,956	$1,468	$-	$4,564	$525,521	$530,085

The following table represents the aging of the recorded investment in past due loans as of December 31, 2016, by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Still Accruing	Total Past Due	Current	Total Loans
One- to four- family	$2,476	$161	$1,787	$-	$4,424	$147,962	$152,386
Home equity	460	-	494	-	954	26,817	27,771
Commercial and multifamily	-	-	-	-	-	181,004	181,004
Construction and land	440	-	-	-	440	70,475	70,915
Manufactured homes	321	28	62	-	411	15,083	15,494
Floating homes	-	-	-	-	-	23,996	23,996
Other consumer	26	1	-	-	27	3,905	3,932
Commercial business	149	-	-	-	149	26,182	26,331
Total	$3,872	$190	$2,343	$-	$6,405	$495,424	$501,829

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

The following table represents the credit risk profile of our loan portfolio based on payment activity as of September 30, 2017, by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Performing	$154,679	$28,429	$201,205	$54,872	$16,731	$26,699	$5,032	$38,935	$526,582
Nonperforming	2,192	700	206	49	133	-	-	223	3,503
Total	$156,871	$29,129	$201,411	$54,921	$16,864	$26,699	$5,032	$39,158	$530,085

The following table represents the credit risk profile of our loan portfolio based on payment activity as of December 31, 2016, by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Performing	$150,170	$27,218	$180,786	$70,915	$15,374	$23,996	$3,932	$26,089	$498,480
Nonperforming	2,216	553	218	-	120	-	-	242	3,349
Total	$152,386	$27,771	$181,004	$70,915	$15,494	$23,996	$3,932	$26,331	$501,829

Impaired Loans.  A loan is considered impaired when we determine that we may be unable to collect payments of principal or interest when due under the terms of the loan.  In the process of identifying loans as impaired, we take into consideration factors which include payment history and status, collateral value, financial condition of the borrower, and the probability of collecting scheduled payments in the future.  Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired.  The significance of payment delays and shortfalls is considered on a case by case basis, after taking into consideration the totality of circumstances surrounding the loan and the borrower, including payment history.  Impairment is measured on a loan by loan basis for all loans in the portfolio.  All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the allowance for loan losses.

Impaired loans at September 30, 2017 and December 31, 2016, by type of loan were as follows (in thousands):

	September 30, 2017
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance

One- to four- family	$6,971	$3,403	$3,261	$6,664	$377
Home equity	1,125	487	520	1,007	168
Commercial and multifamily	1,737	1,717	-	1,717	-
Construction and land	99	58	41	99	32
Manufactured homes	331	133	176	309	70
Other consumer	57	-	57	57	57
Commercial business	371	-	357	357	276
Total	$10,691	$5,798	$4,412	$10,210	$980

	December 31, 2016
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance

One- to four- family	$5,010	$2,454	$2,295	$4,749	$536
Home equity	913	446	386	832	121
Commercial and multifamily	1,582	1,221	361	1,582	24
Construction and land	83	-	83	83	35
Manufactured homes	326	91	221	312	59
Other consumer	62	-	62	62	65
Commercial business	616	143	473	616	23
Total	$8,592	$4,355	$3,881	$8,236	$863

Income on impaired loans for the three and nine months ended September 30, 2017 and December 31, 2016, by type of loan were as follows (in thousands):

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

One- to four- family	$6,603	$117	$5,445	$58
Home equity	1,008	10	968	4
Commercial and multifamily	1,732	24	4,365	19
Construction and land	114	(1)	86	1
Manufactured homes	306	9	383	6
Other consumer	58	1	24	-
Commercial business	348	5	640	9
Total	$10,169	$165	$11,911	$97

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

One- to four- family	$5,718	$269	$5,533	$197
Home equity	921	30	944	31
Commercial and multifamily	1,652	72	3,902	152
Construction and land	91	2	88	3
Manufactured homes	311	19	377	23
Other consumer	60	3	20	2
Commercial business	487	16	474	27
Total	$9,240	$411	$11,338	$435

Forgone interest on nonaccrual loans was $12,000 and $95,000 for the nine months ended September 30, 2017 and 2016, respectively.  There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual or impaired at September 30, 2017 or December 31, 2016.

Troubled debt restructurings.  Loans classified as TDRs totaled $4.0 million and $3.4 million at September 30, 2017 and December 31, 2016, respectively, and are included in impaired loans.  The Company has granted, in its TDRs, a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

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

There was one $1.3 million one- to four- family residential combination loan modified as a TDR during the nine months ended September 30, 2017.  The following TDR loans paid off during the first nine months of 2017:  a $125,000 one- to four- family residential loan, a $14,000 manufactured home loan, one $86,000 home equity loan, a $27,000 land loan, and a $359,000 commercial/multifamily loan.  There were no new TDRs during the nine months ended September 30, 2016.

There were no post-modification changes for the unpaid principal balance in loans, net of partial charge-offs, that were recorded as a result of the TDRs for the nine months ended September 30, 2017 and 2016.  There were no TDRs for which there was a payment default within the first 12 months of modification during the nine months ended September 30, 2017 or 2016.

The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified in TDRs.  All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the allowance for loan losses.

Note 5 – Fair Value Measurements

The following tables present information about the level in the fair value hierarchy for the Company's financial assets and liabilities, whether or not recognized or recorded at fair value as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$60,651	$60,651	$60,651	$-	$-
Available-for-sale securities	5,688	5,688	-	5,688	-
Loans held-for-sale	296	296	-	296	-
Loans receivable, net	523,217	522,167	-	-	522,167
Accrued interest receivable	1,943	1,943	1,943	-	-
Mortgage servicing rights	3,370	3,370	-	-	3,370
FHLB stock	1,825	1,825	-	-	1,825
FINANCIAL LIABILITIES:
Non-maturity deposits	361,201	361,201	-	361,201	-
Time deposits	163,616	161,434	-	161,434	-
Borrowings	28,000	28,000	-	28,000	-
Accrued interest payable	68	68	-	68	-

	December 31, 2016		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$54,582	$54,582	$54,582	$-	$-
Available-for-sale securities	6,604	6,604	-	6,257	347
Loans held for sale	871	871	-	871	-
Loans receivable, net	495,179	494,289	-	-	494,289
Accrued interest receivable	1,816	1,816	1,816	-	-
Mortgage servicing rights	3,561	3,561	-	-	3,561
FHLB Stock	2,840	2,840	-	-	2,840
FINANCIAL LIABILITIES:
Non-maturity deposits	307,989	307,989	-	307,989	-
Time deposits	159,742	159,333	-	159,333	-
Borrowings	54,792	54,805	-	54,805	-
Accrued interest payable	73	73	-	73	-

The following tables present the balance of assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

	Fair Value at September 30, 2017
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$3,417	$-	$3,417	$-
Agency mortgage-backed securities	2,271	-	2,271	-
Mortgage servicing rights	3,370	-	-	3,370

	Fair Value at December 31, 2016
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$3,353	$-	$3,353	$-
Agency mortgage-backed securities	2,904	-	2,904	-
Non-agency mortgage-backed securities	347	-	-	347
Mortgage servicing rights	3,561	-	-	3,561

For the three and nine months ended September 30, 2017 and 2016 there were no transfers between Level 1 and Level 2 nor between Level 2 and Level 3.

The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016:

September 30, 2017
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	109-412% (164%)
		Discount rate	13-15% (13%)

December 31, 2016
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	104-396% (152%)
		Discount rate	13%-15% (13%)
Non-agency mortgage-backed securities	Discounted cash flow	Discount rate	7%-9% (8%)

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

The following table provides a reconciliation of assets and liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance, at fair value	$318	$379	$347	$428
OTTI impairment losses	-	-	-	-
Sales, redemptions and principal payments	(318)	(29)	(347)	(90)
Change in unrealized loss	-	5	-	17
Ending balance, at fair value	$-	$355	$-	$355

Mortgage servicing rights are measured at fair value using a significant unobservable input (Level 3) on a recurring basis - additional information is included in Note 6 – Mortgage Servicing Rights.

The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at September 30, 2017
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$1,032	$-	$-	$1,032
Impaired loans	10,210	-	-	10,210

	Fair Value at December 31, 2016
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$1,172	$-	$-	$1,172
Impaired loans	8,236	-	-	8,236

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at September 30, 2017 or December 31, 2016.

The following tables provide a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016:

September 30, 2017
Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Market approach	Adjustment for differences between comparable sales	0-0% (0%)
Impaired loans	Market approach	Adjustment for differences between comparable sales	0-100% (10%)

December 31, 2016
Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Market approach	Adjusted for difference between comparable sales	0-0% (0%)
Impaired loans	Market approach	Adjusted for difference between comparable sales	0-100% (11%)

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

Loans Held-for-Sale - Loans held-for-sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At September 30, 2017 and December 31, 2016, loans held-for-sale were carried at cost, as no impairment was required.

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

Note 6 – Mortgage Servicing Rights

The unpaid principal balances of loans serviced for Federal National Mortgage Association ("Fannie Mae") at September 30, 2017 and December 31, 2016, totaled $391.5 million and $410.1 million, respectively, and are not included in the Company's financial statements.  We also service loans for other financial institutions for which a servicing fee is received.  The unpaid principal balances of loans serviced for other financial institutions at September 30, 2017 and December 31, 2016, totaled $19.4 million and $13.8 million, respectively, and are not included in the Company's financial statements.

The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	September 30, 2017	December 31, 2016
Prepayment speed (Public Securities Association "PSA" model)	164%	152%
Weighted-average life	7.0 years	7.2 years
Yield to maturity discount rate	13%	13%

The amounts of contractually specified servicing, late and ancillary fees earned and recorded, net of fair value market adjustments to the mortgage servicing rights, are included in mortgage servicing income on the Condensed Consolidated Statements of Income which were $18,000 and $399,000 for the three and nine months ended September 30, 2017, respectively, and $239,000 and $462,000 for the three and nine months ended September 30, 2016, respectively.

The gross amount of contractually specified servicing, late and ancillary fees earned and recorded in mortgage servicing income were $230,000 and $868,000 for the three and nine months ended September 30, 2017, respectively, and $223,000 and $636,000 for the three and nine months ended September 30, 2016, respectively.

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

Note 8 – Borrowings and FHLB Stock

The Company utilizes a loan agreement with the FHLB of Des Moines. The terms of the agreement call for a blanket pledge of a portion of the Company's mortgage and commercial and multifamily loan portfolio based on the outstanding balance.  At September 30, 2017 and December 31, 2016, the amount available to borrow under this credit facility was $205.6 million and $197.9 million, respectively.  At September 30, 2017, the credit facility was collateralized as follows:  one- to four- family mortgage loans with an advance equivalent of $104.3 million, commercial and multifamily mortgage loans with an advance equivalent of $108.8 million and home equity loans with an advance equivalent of $15.7 million.  At December 31, 2016, the credit facility was collateralized as follows:  one- to four- family mortgage loans with an advance equivalent of $107.2 million, commercial and multifamily mortgage loans with an advance equivalent of $94.4 million and home equity loans with an advance equivalent of $15.9 million.  The Company had outstanding borrowings under this arrangement of $28.0 million and $54.8 million at September 30, 2017 and December 31, 2016, respectively.  Additionally, the Company had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $16.0 million and $21.0 million at September 30, 2017 and December 31, 2016, respectively, to secure public deposits.  The remaining amount available to borrow as of September 30, 2017 and December 31, 2016, was $161.6 million and $122.2 million, respectively.

As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances.  At September 30, 2017 and December 31, 2016, the Company had an investment of $1.8 million and $2.8 million, respectively, in FHLB of Des Moines stock.

The Company participates in the Federal Reserve Bank Borrower-in-Custody program, which gives the Company access to the discount window.  The terms of the program call for a pledge of specific assets.  The Company pledges commercial and consumer loans as collateral for this line of credit.  The Company had unused borrowing capacity of $34.8 million and $42.0 million and no outstanding borrowings under this program at September 30, 2017 and December 31, 2016, respectively.

The Company has access to an unsecured Fed Funds line of credit from Pacific Coast Banker's Bank.  The line has a one-year term maturing on June 30, 2018 and is renewable annually.  As of September 30, 2017, the amount available under this line of credit was $2.0 million.  There was no balance on this line of credit as of September 30, 2017 and December 31, 2016, respectively.

The Company has access to a Fed Funds line of credit from Zions Bank under a Fed Funds Sweep and Line Agreement.  The agreement allows access to a Fed Funds line of up to $9.0 million and requires the Company to maintain cash balances with Zions Bank of $250,000.  The agreement may be terminated by either party.  There was no balance on this line of credit as of September 30, 2017 and December 31, 2016, respectively.

The Company has access to an unsecured Fed Funds line of credit from The Independent Bank.  As of September 30, 2017, the amount available under this line of credit was $10.0 million. The agreement may be terminated by either party.  There was no balance on this line of credit as of September 30, 2017 and December 31, 2016, respectively.

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

Earnings per share are summarized for the periods presented in the following table (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$1,222	$1,454	$3,939	$3,814
Weighted-average number of shares outstanding, basic	2,507	2,490	2,502	2,483
Effect of potentially dilutive common shares(1)	55	78	61	74
Weighted-average number of shares outstanding, diluted	2,562	2,568	2,563	2,557
Earnings per share, basic	$0.49	$0.58	$1.57	$1.54
Earnings per share, diluted	$0.48	$0.57	$1.54	$1.48

 (1) Represents the effect of the assumed exercise of stock options and vesting of non-participating restricted shares, based on the treasury stock method.

There were no anti-dilutive securities at either September 30, 2017 or September 30, 2016.

Note 10 – Stock-based Compensation

Stock Options and Restricted Stock

The Company currently has two existing Equity Incentive Plans, a 2008 Equity Inventive Plan (the "2008 Plan") and a 2013 Equity Incentive Plan (the "2013 Plan", and together with the 2008 Plan (the "Plans")), both of which were approved by shareholders.  The Plans permit the grant of restricted stock, restricted stock units, stock options, and stock appreciation rights.  Under the 2008 Plan, 126,287 shares of common stock were approved for awards for stock options and stock appreciation rights and 50,514 shares of common stock were approved for awards for restricted stock and restricted stock units.  Under the 2013 Plan, 141,750 shares of common stock were approved for awards for stock options and stock appreciation rights and 56,700 shares of common stock were approved for awards for restricted stock and restricted stock units.

As of September 30, 2017, on an adjusted basis, awards for stock options totaling 265,801 shares and awards for restricted stock totaling 107,214 shares of Company common stock have been granted, net of any forfeitures, to participants in the Plans.  During the three months ended September 30, 2017 and 2016, share-based compensation expense totaled $144,000 and $126,000, respectively.  During the nine months ended September 30, 2017 and 2016, share-based compensation expense totaled $432,000 and $354,000, respectively.

Stock Option Awards

The stock option awards granted to date under the 2008 Plan vest in 20 percent annual increments commencing one year from the grant date in accordance with the requirements of the 2008 Plan.  The stock option awards granted to date under the 2013 Plan vest in equal annual installments of either two or four years.  All of the options granted under the Plans are exercisable for a period of 10 years from the date of grant, subject to vesting.  The following is a summary of the Company's stock option award activity during the nine months ended September 30, 2017:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at January 1, 2017	170,057	$15.41	6.44	$2,141,018
Granted	32,010	28.34
Exercised	(14,018)	9.88
Forfeited	(604)	28.21
Expired	-	-
Outstanding at September 30, 2017	187,445	17.99	6.48	3,000,547
Exercisable	119,885	16.27	5.87	$2,125,564
Expected to vest, assuming a 0% forfeiture rate over the vesting term	67,560	$21.05	7.56	$874,983

As of September 30, 2017, there was $331,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans.  The cost is expected to be recognized over the remaining weighted-average vesting period of 1.6 years.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model.  The fair value of options granted for the nine months ended September 30, 2017 was determined using the following weighted-average assumptions as of the grant date.

Annual dividend yield	1.28%
Expected volatility	22.99%
Risk-free interest rate	2.20%
Expected term	6.50 years
Weighted-average grant date fair value per option granted	$6.62

The fair value of options granted for the nine months ended September 30, 2016 was determined using the following weighted-average assumptions as of the grant date.

Annual dividend yield	1.03%
Expected volatility	25.48%
Risk-free interest rate	1.64%
Expected term	6.92 years
Weighted-average grant date fair value per option granted	$5.78

Restricted Stock Awards

The fair value of the restricted stock awards is equal to the fair value of the Company's stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. The restricted stock awards granted to date under the 2008 Plan provide for vesting in 20% annual increments commencing one year from the grant date. The restricted stock awards granted to date under the 2013 Plan provide for immediate vesting of 33.33% of a recipient's award with the balance of an individual's award under the 2013 Plan vesting in two equal annual installments commencing one year from the grant date.

The following is a summary of the Company's restricted stock award activity during the nine months ended September 30, 2017:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2017	26,138	$18.08
Granted	576	28.34
Vested	(14,929)	17.61
Forfeited	-	-
Expired	-	-
Non-vested at September 30, 2017	11,785	19.05
Expected to vest assuming a 0% forfeiture rate over the vesting term	11,785	$19.05

As of September 30, 2017, there was $107,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plans.  The cost is expected to be recognized over the weighted-average vesting period of 0.53 years.  The total fair value of shares vested for the nine months ended September 30, 2017 and 2016 was $430,000 and $272,000, respectively.

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company.  In August 2012, in conjunction with the Company's conversion to a full stock company from the mutual holding company structure, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company.  Both loans are being repaid by the Bank through contributions to the ESOP over a period of ten years.  The interest rate on the loans is fixed at 4.00% and 2.25%, per annum, respectively.  As of September 30, 2017, the remaining balances of the ESOP loans were $136,000 and $590,000, respectively.

Neither the loan balances nor the related interest expense are reflected on the condensed consolidated financial statements.

At September 30, 2017, the ESOP was committed to release 21,443 shares of the Company's common stock to participants and held 66,800 unallocated shares remaining to be released in future years.  The fair value of the 178,124 restricted shares held by the ESOP trust was $6.1 million at September 30, 2017.  ESOP compensation expense included in salaries and benefits was $172,000 and $510,000 for the three and nine months ended September 30, 2017 and $155,000 and $426,000 for the three and nine months ended September 30, 2016, respectively.

Note 12 – Subsequent Event

On October 26, 2017, the Company declared a quarterly cash dividend of $0.10 per common share, payable November 24, 2017 to shareholders of record at the close of business November 10, 2017.

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
•
our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, "denial of service" attacks, "hacking" and identity theft;

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

Sound Community Bank's deposits are insured up to applicable limits by the FDIC.  At September 30, 2017, Sound Financial Bancorp had total consolidated assets of $622.5 million, net loans of $523.2 million, deposits of $524.8 million and stockholders' equity of $63.3 million.  The shares of Sound Financial Bancorp are traded on The NASDAQ Capital Market under the symbol "SFBC."  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121.

Our principal business consists of attracting retail and commercial deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four- family residences (including home equity loans and lines of credit), commercial and multifamily real estate, construction and land, consumer and commercial business loans.  Our commercial business loans include unsecured lines of credit and secured term loans and lines of credit secured by inventory, equipment and accounts receivable.  We also offer a variety of secured and unsecured consumer loan products, including manufactured home loans, floating home loans, automobile loans, boat loans and recreational vehicle loans.  As part of our business, we focus on residential mortgage loan originations, the majority of which we sell to Fannie Mae and a portion of which we retain for our loan portfolio consistent with our asset/liability objectives.  We sell loans which conform to the underwriting standards of Fannie Mae ("conforming") in which we retain the servicing of the loan in order to maintain the direct customer relationship and to generate noninterest income.  Residential loans which do not conform to the underwriting standards of Fannie Mae ("non-conforming"), are either held in our loan portfolio or sold with servicing released.  We originate and retain a significant amount of commercial real estate loans, including those secured by owner-occupied and nonowner-occupied commercial real estate, multifamily property, mobile home parks and construction and land development loans.

Critical Accounting Policies

Certain of our accounting policies are important to an understanding of our financial condition, since they require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for other-than-temporary impairment of securities, accounting for mortgage servicing rights, accounting for other real estate owned and accounting for deferred income taxes.  Our methodologies for analyzing the allowance for loan losses, other-than-temporary impairment, mortgage servicing rights, other real estate owned and deferred tax asset accounts are described in our 2016 Form 10-K.  There have been no significant changes in the Company's application of accounting policies since December 31, 2016.

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

General.   Total assets increased $34.2 million, or 5.8%, to $622.5 million at September 30, 2017 from $588.4 million at December 31, 2016.  This increase was primarily the result of a $28.0 million, or 5.7%, increase in net loans and a $6.1 million, or 11.2%, increase in cash and cash equivalents. The increase in cash and cash equivalents was due to a $57.1 million, or 12.2%, increase in deposits, which also funded the loan growth and a $26.8 million, or 48.9%, decrease in borrowings to $28.0 million at September 30, 2017 from $54.8 million at December 31, 2016.

Cash and Securities.  Cash and cash equivalents increased $6.1 million, or 11.2%, to $60.7 million at September 30, 2017 from $54.6 million at December 31, 2016.  Available-for-sale securities, which consist primarily of agency mortgage-backed securities, decreased $916,000, or 13.9%, to $5.7 million at September 30, 2017 from $6.6 million at December 31, 2016. The decrease in available-for-sale securities was the result of normal principal repayments on securities during the first nine months of 2017 in addition to the full redemption of a $318,000 non-agency mortgage-backed security in July 2017.

Loans.  Our gross loan portfolio increased $28.2 million, or 5.6%, to $528.2 million at September 30, 2017 from $500.0 million at December 31, 2016.

The following table reflects the changes in our loan portfolio at September 30, 2017, as compared to December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016	Amount Change	Percent Change
One- to four- family	$156,871	$152,386	$4,485	2.9%
Home equity	29,129	27,771	1,358	4.9
Commercial and multifamily	201,411	181,004	20,407	11.3
Construction and land	54,921	70,915	(15,994)	(22.6)
Manufactured homes	16,864	15,494	1,370	8.8
Floating homes	26,699	23,996	2,703	11.3
Other consumer	5,032	3,932	1,100	28.0
Commercial business	39,158	26,331	12,827	48.7
Deferred loan fees	(1,877)	(1,828)	(49)	2.7
Total loans, gross	$528,208	$500,001	$28,207	5.6%

The increase in our loan portfolio was primarily a result of positive economic conditions which contributed to strong demand for credit. The largest dollar increases in the loan portfolio were in the commercial and multifamily loans which increased $20.4 million, or 11.3%, to $201.4 million and commercial business loans which increased $12.8 million, or 48.7%, to $39.2 million. Partially offsetting these increases was a decrease in construction and land loans which decreased $16.0 million, or 22.6%, to $54.9 million. At September 30, 2017, our loan portfolio remained well-diversified. Commercial and multifamily real estate loans accounted for 38.1% of the portfolio, one- to four- family loans accounted for 35.1% of the portfolio and home equity, manufactured and floating homes, and other consumer loans accounted for 9.1% of the portfolio at September 30, 2017.  Construction and land loans accounted for 10.3% of the portfolio and commercial business loans accounted for the remaining 7.4% of total loans at September 30, 2017.

Loans held-for-sale decreased $575,000, or 66.0%, to $296,000 at September 30, 2017 from $871,000 at December 31, 2016. The decrease in loans held-for-sale was a result of the robust local economy putting pressure on housing prices and home loans available for sale, which when combined with increasing interest rates, reduced refinancing activity.  Originations of loans held-for-sale decreased to $34.5 million for the nine months ended September 30, 2017 from $57.8 million during the same period last year.

Mortgage Servicing Rights.  At September 30, 2017 and December 31, 2016, we had $3.4 million and $3.6 million, respectively, in mortgage servicing rights recorded at fair value.  We record mortgage servicing rights on loans sold to Fannie Mae and other financial institutions with servicing retained and upon acquisition of a servicing portfolio.  We stratify our capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  Mortgage servicing rights are carried at fair value.  If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.

Nonperforming Assets.  At September 30, 2017, nonperforming assets totaled $4.5 million, or 0.73% of total assets, which was relatively unchanged from December 31, 2016.

The table below sets forth the amounts and categories of nonperforming assets at the dates indicated (dollars in thousands):

	Nonperforming Assets
	September 30, 2017	December 31, 2016	Amount Change	Percent Change
Nonaccrual loans	$2,100	$3,144	$(1,044)	(33.2)%
Nonperforming TDRs	1,403	205	1,198	584.4
Total nonperforming loans	3,503	3,349	154	4.6
OREO and repossessed assets	1,032	1,172	(140)	(11.9)
Total nonperforming assets	$4,535	$4,521	$14	0.3%

Nonperforming loans, consisting of nonaccrual loans and nonperforming TDRs, increased to $3.5 million, or 0.66% of total loans, at September 30, 2017 compared to $3.3 million or 0.67% of total loans at December 31, 2016.  Nonaccrual loans decreased and nonperforming TDRs increased during the nine months ended September 30, 2017, primarily due to a $1.3 million nonaccrual one- to four- family, residential loan which was modified as a TDR during the period.

OREO and repossessed assets decreased $140,000, or 11.9%, to $1.0 million at September 30, 2017 from $1.2 million at December 31, 2016.  This decrease was due to the sale of three one- to four- family residential properties totaling $238,000. During the third quarter of 2017, we entered into an agreement to sell one of our one- to four-family OREO properties for $117,000 less than the carrying amount of the property on our books. As a result, we recorded a loss on OREO of $117,000 during the quarter. In addition, we acquired a $215,000, one-to four- family OREO property located in Stanton, MI.  At September 30, 2017, our largest OREO property was a commercial building with a recorded value of $600,000 located in Clallam County, Washington, which was acquired in 2015 as a part of three branches purchased from another financial institution.  It is currently leased to a not-for-profit organization headquartered in our market area at a below market rate.  Our remaining three OREO properties at September 30, 2017, consisted of the $207,000 one- to four- family property that is under contract to sell, a $215,000, one- to four- family property located in Stanton, MI, and a $10,000 manufactured home located in King County, Washington.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$4,835	$4,838	$4,822	$4,636
Charge-offs	(97)	(24)	(134)	(146)
Recoveries	3	45	53	119
Net (charge-offs)/recoveries	(94)	21	(81)	(27)
Provisions charged to operations	250	-	250	250
Balance at end of period	$4,991	$4,859	$4,991	$4,859

Ratio of net charge-offs/(recoveries) during the period to average loans outstanding during the period	0.02%	0.00%	0.02%	0.01%

	September 30, 2017	December 31, 2016
Allowance as a percentage of nonperforming loans (end of period)	142.48%	143.98%
Allowance as a percentage of total loans (end of period)	0.94%	0.96%

Our allowance for loan losses increased $169,000, or 3.5%, to $5.0 million at September 30, 2017, from $4.8 million at December 31, 2016.  The provision for loan losses totaled $250,000 for the first nine months ended September 30, 2017 primarily as a result of the increase in the loan portfolio balances and higher net loan charge-offs as compared to December 31, 2016.

Specific loan loss reserves increased to $980,000 at September 30, 2017 compared to $863,000 at December 31, 2016, while general loan loss reserves decreased to $3.1 million at September 30, 2017, compared to $3.2 million at December 31, 2016 and the unallocated reserve increased to $906,000 at September 30, 2017 compared to $712,000 at December 31, 2016.  The increase in specific loan loss reserves was primarily due to the $2.0 million increase in impaired loans since December 31, 2016.  There were 22 loans totaling $3.2 million (of which $2.1 million were one- to four- family residential loans) reported as impaired at September 30, 2017 which were not impaired at December 31, 2016, partially offset by nine loans totaling $1.0 million reported as impaired at December 31, 2016 which were not impaired at September 30, 2017.  The nine previously impaired loans at December 31, 2016, that were no longer impaired at September 30, 2017, consisted of one, one- to four- family residential loan, one home equity loan, four manufactured home loans, one commercial business loan, one commercial real estate loan, and one construction/land loan.  Three of these loans were charged-off during the first nine months of 2017 totaling $111,000, while six loans were paid in full totaling $909,000.  The three largest impaired loans at September 30, 2017 were two one- to four- family residential loans totaling $2.6 million, including one for $1.3 million which became impaired due to its modification as a TDR in 2017, and one $755,000 loan secured by a commercial building, all located in King County, Washington. The decrease in the general reserve was a result of the changes in loan balances and historical loss rates.  The overall increase in the allowance for loan losses was due to the increase in the gross loan portfolio from $500.0 million at December 31, 2016 to $528.2 million at September 30, 2017.  Net charge-offs for the three and nine months ended September 30, 2017 were $94,000 and $81,000, respectively, compared to recoveries of $21,000 and charge-offs of $27,000 for the three and nine months ended September 30, 2016, respectively.  As of September 30, 2017, the allowance for loan losses as a percentage of gross loans receivable and as a percentage of nonperforming loans were 0.94% and 142.48%, respectively, compared to 0.96% and 143.98%, respectively, at December 31, 2016.

Deposits.  Total deposits increased $57.1 million, or 12.2%, to $524.8 million at September 30, 2017 from $467.7 million at December 31, 2016, primarily as a result of an $41.4 million, or 17.0%, increase in interest-bearing demand accounts, a $12.3 million, or 13.1% increase in savings and money market accounts, and an $11.8 million, or 18.5%, increase in noninterest-bearing demand accounts.  Deposits increased $14.5 million due to the purchase of the University Place branch and the acquisition of deposits, during the second quarter of 2017, with the remainder of the increase due to organic growth from our ongoing deposit gathering efforts to obtain low cost deposit accounts from retail and small business customers.

A summary of deposit accounts with the corresponding weighted-average cost of funds at the dates indicated is presented below (dollars in thousands):

	September 30, 2017		December 31, 2016
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand(1)	$71,529	0.00%	$60,566	0.00%
Interest-bearing demand	179,459	0.39	150,327	0.34
Savings	47,117	0.21	44,879	0.22
Money market	59,090	0.20	49,042	0.17
Time deposits	163,616	1.29	159,742	1.12
Escrow(1)	4,006	0.00	3,175	0.00
Total deposits	$524,817	0.59%	$467,731	0.53%

(1) Escrow balances shown in noninterest-bearing deposits on the consolidated balance sheets.

Borrowings.  FHLB advances decreased $26.8 million, or 48.9%, to $28.0 million at September 30, 2017, with a weighted-average cost of 1.08%, from $54.8 million at December 31, 2016, with a weighted-average cost of 0.55%.  FHLB borrowings declined utilizing the cash received from the University Place branch acquisition and organic deposit growth.  The increase in the cost of the borrowings was a result of the general increase in rates over the last year.  We rely on FHLB advances from time to time to supplement deposits to fund interest-earning asset growth.

Stockholders' Equity.  Total stockholders' equity increased $3.1 million, or 5.1%, to $63.3 million at September 30, 2017 from $60.3 million at December 31, 2016.  This increase primarily reflects $3.9 million in net income for the nine months ended September 30, 2017, partially offset by the payment of cash dividends of $1.3 million to common stockholders.

Comparison of Results of Operation for the Three and Nine Months Ended September 30, 2017 and 2016

General.  Net income decreased $232,000 to $1.2 million, or $0.48 per diluted common share, for the three months ended September 30, 2017, compared to $1.5 million, or $0.57 per diluted common share, for the three months ended September 30, 2016.  The primary reason for the decrease in net income for the three months ended September 30, 2017, was a decline in noninterest income and increases in noninterest expense and the provision for loan losses, which was partially offset by an increase in net interest income.  Net income increased $125,000 to $3.9 million, or $1.54 per diluted common share, for the nine months ended September 30, 2017, compared to $3.8 million, or $1.48 per diluted common share, for the same period in 2016.  The primary reason for the increase in net income for the nine months ended September 30, 2017 was an increase in net interest income, which was partially offset by a decrease in noninterest income and an increase in noninterest expense.

Interest Income.  Interest income increased $918,000, or 14.9%, to $7.1 million for the three months ended September 30, 2017, from $6.1 million for the three months ended September 30, 2016.  Interest income increased $1.8 million, or 10.0%, to $20.2 million for the nine months ended September 30, 2017, from $18.3 million for the nine months ended September 30, 2016.  The increases in interest income for the three and nine months ended September 30, 2017, primarily reflect the increase in the average balance of interest-earning assets, in particular loans receivable, and a higher weighted-average yield on interest-earning assets in the current three and nine month periods.  The average balance of gross loans receivable increased $28.6 million, or 5.8%, and $32.7 million, or 7.0%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016.

Our weighted-average yield on interest-earning assets was 4.99% and 4.93% for the three and nine months ended September 30, 2017, respectively, compared to 4.71% and 4.80% for the three and nine months ended September 30, 2016, respectively.  The weighted-average yield on loans increased to 5.29% and 5.23% for the three and nine months ended September 30, 2017, respectively, from 5.10% and 5.15% for the three and nine months ended September 30, 2016, respectively.  The weighted-average yield on investments was 1.88% and 1.48% for the three and nine months ended September 30, 2017, respectively, compared to 0.85% and 0.83% for the three and nine months ended September 30, 2016, respectively.  The increase in the average yields for both the three and nine months ended September 30, 2017 for all of the interest-earning assets was due to the increase in market interest rates over the past year and the increase in the average balance of loans receivable as a percentage of total average interest-earning assets.

Interest Expense.  Interest expense increased $150,000, or 20.5%, to $880,000 for the three months ended September 30, 2017, from $730,000 for the three months ended September 30, 2016.  Interest expense on deposits increased $130,000 for the quarter ended September 30, 2017, compared to the same period in 2016, primarily due to the increase in the average balance of deposits during the three months ended September 30, 2017 to $510.7 million as compared to $452.3 million for the same quarter in 2016.  Our weighted-average cost of deposits was 0.63% and 0.60% for the three and nine months ended September 30, 2017, compared to 0.59% and 0.60% for the three and nine months ended September 30, 2016, respectively. The total cost of borrowings increased $20,000, or 38.5%, to $72,000, during the quarter ended September 30, 2017 from $52,000 for the quarter ended September 30, 2016 despite a $17.2 million decline in average outstanding borrowings during the period.  The increase in interest expense on borrowings was the result of an increase in the overnight borrowing rates reflecting recent increases in the federal funds rate.  Average borrowings, consisting of FHLB advances, decreased to $21.6 million for the quarter ended September 30, 2017, compared to $36.8 million during the quarter ended September 30, 2016 due to the repayment of FHLB advances, discussed above.  Interest expense increased $281,000, or 13.0%, to $2.4 million for the nine months ended September 30, 2017, from $2.2 million for the nine months ended September 30, 2016.  The increase in interest expense for the first nine months of 2017 compared to the same period in 2016, was primarily a result of an increase in the cost of borrowings during the period.  Average borrowings outstanding during the nine months ended September 30, 2017 were $29.5 million compared to $32.8 million outstanding during the nine months ended September 30, 2016.  The cost of those borrowings was 1.08% during the nine months of 2017 compared to 0.55% for the first nine months of 2016.   Our overall weighted-average cost of interest-bearing liabilities was 0.77% and 0.73% for the three and nine months ended September 30, 2017, respectively, compared to 0.69% and 0.68% for the three and nine months ended September 30, 2016, respectively.

Net Interest Income.  Net interest income increased $768,000, or 14.2%, to $6.2 million for the three months ended September 30, 2017, from $5.4 million for the three months ended September 30, 2016.  Net interest income increased $1.6 million, or 9.7%, to $17.7 million for the nine months ended September 30, 2017, from $16.2 million for the nine months ended September 30, 2016.  The increase for both the three and nine months ended September 30, 2017 resulted from increased interest income due to higher average loan balances and higher yields on our loan portfolio.  Our average yield on loans receivable increased during the three and nine months ended September 30, 2017, as compared to the same periods last year as rates have increased compared to a year ago.  Our net interest margin was 4.40% and 4.34% for the three and nine months ended September 30, 2017, respectively, compared to 4.19% and 4.23% for the three and nine months ended September 30, 2016, respectively.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to earnings, at a level required to reflect management's best estimate of the probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers' ability to repay, estimated value of any underlying collateral, peer group data, prevailing economic conditions, and current factors.  Large groups of smaller balance homogeneous loans, such as one- to four- family, small commercial and multifamily, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data.  Loan's for which management has concerns about the borrowers' ability to repay, are evaluated individually, and specific loss allocations are provided for these loans when necessary.

The provision for loan losses was $250,000 for both the three and nine months ended September 30, 2017, compared to no provision for the three months ended September 30, 2016 and a provision of $250,000 for the nine months ended September 30, 2016.  The increase in the provision for the three months ended September 30, 2017 compared to the same quarter in 2016 reflects the increase in the loan portfolio and higher net loan charge-offs.  The gross loan portfolio increased to $528.2 million at September 30, 2017 from $477.1 million at September 30, 2016.  Net charge-offs for the third quarter of 2017 totaled $94,000 compared to net recoveries of $21,000 for the same quarter in 2016.  Net charge-offs for the nine months ended September 30, 2017 totaled $81,000 compared to net charge-offs of $27,000 during the nine months ended September 30, 2016.  Nonperforming loans decreased to $3.5 million at September 30, 2017 compared to $4.9 million at September 30, 2016.  Nonperforming loans to total loans was 0.66% at September 30, 2017 as compared to 1.02% at September 30, 2016.  Impaired loans increased $2.0 million, or 24.0% to $10.2 million at September 30, 2017 as compared to $8.2 million at December 31, 2016 principally as a result of the addition of 22 loans totaling $3.2 million, which were partially offset by the reduction of nine loans totaling $1.0 million that were impaired at December 31, 2016 but were not impaired at September 30, 2017. The allowance for loan losses increased to $5.0 million at September 30, 2017 compared to $4.8 million at December 31, 2016.

The ratio of nonperforming assets to total assets decreased to 0.73% at September 30, 2017 from 1.02% at September 30, 2016. This decrease is the result of the reduction in our nonperforming assets principally due to the payoff of a $2.1 million multifamily loan.

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

Noninterest Income.  Noninterest income decreased $717,000, or 46.5%, to $826,000 for the three months ended September 30, 2017, as compared to $1.5 million for the three months ended September 30, 2016, as reflected below (dollars in thousands):

	Three Months Ended September 30,		Amount	Percent
	2017	2016	Change	Change
Service charges and fee income	$439	$743	$(304)	(40.9)%
Earnings on cash surrender value of BOLI	82	84	(2)	(2.4)
Mortgage servicing income	18	239	(221)	(92.5)
Net gain on sale of loans	287	477	(190)	(39.8)
Total noninterest income	$826	$1,543	$(717)	(46.5)%

The decrease in noninterest income during the three months ended September 30, 2017 compared to the same period last year was a result of a $304,000 decline in service charges and fee income, a $221,000 decline in mortgage servicing income and a $190,000 decline in the gain on sale of loans.  The decrease in service charges and fee income included a decrease in overdraft fees, as well as loan fees.  The decrease in loan fees was due to a decline in the amount of loan originations and lower volume as well as the deferral of additional loan fees compared to the same period in 2016.  The decrease in the mortgage servicing income was due to the larger decline in the mortgage servicing loan balances relative to the improvement in the market value of the servicing rights over the last year.  The decline in the gain on sale of loans was due to a lower volume of loans originated and sold on the secondary market.  During the third quarter of 2017, we originated and sold $13.8 million of loans compared with $22.4 million during the third quarter of 2016.

Noninterest income decreased $924,000, or 24.8%, to $2.8 million for the nine months ended September 30, 2017, as compared to $3.7 million for the nine months ended September 30, 2016, as reflected below (dollars in thousands):

	Nine Months Ended September 30,		Amount	Percent
	2017	2016	Change	Change
Service charges and fee income	$1,442	$1,988	$(546)	(27.5)%
Earnings on cash surrender value of BOLI	245	252	(7)	(2.8)
Mortgage servicing income	399	462	(63)	(13.6)
Net gain on sale of loans	720	1,028	(308)	(30.0)
Total noninterest income	$2,806	$3,730	$(924)	(24.8)%

The primary reasons for the decrease in noninterest income during the nine months ended September 30, 2017 compared to the same period last year was the decline in service charges and fee income and net gain on sale of loans.  The decreases in service charges and fee income and gain on sale of loans were for the same reasons as reported for the quarterly period above.  During the first nine months of 2016, we originated and sold $58.5 million of loans compared with $35.8 million for the first nine months of 2017.

Noninterest Expense.  Noninterest expense increased $186,000, or 3.9%, to $4.9 million during the three months ended September 30, 2017 as compared to $4.8 million during the three months ended September 30, 2016, as reflected below (dollars in thousands):

	Three Months Ended September 30,		Amount	Percent
	2017	2016	Change	Change
Salaries and benefits	$2,777	$2,632	$145	5.5%
Operations	1,002	1,181	(179)	(15.2)
Regulatory assessments	80	124	(44)	(35.5)
Occupancy	520	376	144	38.3
Data processing	448	434	14	3.2
Net loss on OREO and repossessed assets	109	3	106	3,533.3
Total noninterest expense	$4,936	$4,750	$186	3.9%

The increase in noninterest expense during the three months ended September 30, 2017 compared to the same period last year was primarily due to an increase in salaries and benefits, occupancy, and OREO related expenses, partially offset by decreases in operations expense and regulatory assessments.  Salaries and benefits expense increased $145,000, principally due to higher health insurance-related expenses.  Occupancy expense rose in 2017 due to the relocation of the company headquarters to a new location and the costs associated with the acquisition of the University Place branch in July, 2017. Occupancy expenses are anticipated to be higher compared to 2016 due to the lease of the University Place branch and the purchase of the new loan production office in Sequim, WA, as well as amortization expenses resulting from purchases of fixed assets and tenant improvements for these three locations.  During the third quarter of 2017, we entered into an agreement to sell one of our OREO properties located in East Islip, NY for $117,000 less than our book value.  As a result, we recorded a loss on OREO of $117,000 during the third quarter of 2017.  Operations expense decreased $179,000 as a result of a $65,000 reduction of expenses related to losses on serviced loans, a $55,000 reduction in professional fees, and a $41,000 decrease in debit card processing fees.

Noninterest expense increased $485,000, or 3.5%, to $14.4 million during the nine months ended September 30, 2017 as compared to $13.9 million during the nine months ended September 30, 2016, as reflected below (dollars in thousands):

	Nine Months Ended September 30,		Amount	Percent
	2017	2016	Change	Change
Salaries and benefits	$8,130	$7,813	$317	4.1%
Operations	3,052	3,237	(185)	(5.7)
Regulatory assessments	340	404	(64)	(15.8)
Occupancy	1,415	1,141	274	24.0
Data processing	1,293	1,264	29	2.3
Net loss on OREO and repossessed assets	123	9	114	1,266.7
Total noninterest expense	$14,353	$13,868	$485	3.5%

The increase in noninterest expense during the nine months ended September 30, 2017 compared to the same period last year was primarily due to an increase in salaries and benefits, occupancy, and OREO related expenses, partially offset by decreases in operations expense and regulatory assessments.  The increases for salaries and benefits, occupancy, and OREO and the related decrease in occupancy expense were due to the same reasons discussed above for the quarter.

The efficiency ratio for the quarter ended September 30, 2017 was 70.39%, compared to 68.19% for the quarter ended September 30, 2016 and was 69.87% for the nine months ended September 30, 2017, compared to 69.67% for the nine months ended September 30, 2016.  The increase in the efficiency ratio on a quarterly and on a year-to-date comparison was primarily due to higher noninterest expense and lower noninterest income.

Income Tax Expense.   For the three and nine months ended September 30, 2017, we incurred income tax expense of $604,000 and $2.0 million on our pre-tax income as compared to $757,000 and $2.0 million for the three and nine months ended September 30, 2016, respectively.  The effective tax rates for the three and nine months ended September 30, 2017 were 33.1% and 33.7%, respectively.  The effective tax rates for the three and nine months ended September 30, 2016 were 34.2% and 34.1%, respectively.

Liquidity

The Management Discussion and Analysis in Item 7 of the Company's 2016 Form 10-K contains an overview of Sound Financial Bancorp's and the Bank's liquidity management, sources of liquidity and cash flows.  This discussion updates that disclosure for the nine months ended September 30, 2017.

The Bank's primary sources of funds are deposits, principal and interest payments on loans and borrowings.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank's primary investing activity is loan originations.  The Bank maintains liquidity levels it believes to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  At September 30, 2017, the Bank had $66.3 million in cash and investment securities available-for-sale and $296,000 in loans held-for-sale generally available for its cash needs.  Also, at September 30, 2017, the Bank had the ability to borrow an additional $161.6 million in FHLB advances based on existing collateral pledged, and could access $34.8 million through the Federal Reserve's Discount Window.  At September 30, 2017, we also had available a total of $21.0 million in credit facilities with other financial institutions, with no balance outstanding.  The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At September 30, 2017, outstanding loan commitments, including unused lines and letters of credit totaled $74.0 million, including $38.9 million of undisbursed construction and land loans.  Certificates of deposit scheduled to mature in one year or less at September 30, 2017, totaled $60.6 million.  Based on our competitive pricing, we believe that a majority of maturing deposits will remain with the Bank.

Cash and cash equivalents increased $6.1 million to $60.7 million as of September 30, 2017, from $54.6 million as of December 31, 2016.  Net cash provided by operating activities was $5.5 million for the nine months ended September 30, 2017.  Net cash used by investing activities totaled $15.3 million during the nine months ended September 30, 2017 and was principally used to fund loan growth of $28.5 million, net of principal repayments, which was partially offset by the $13.7 million in cash received from the University Place branch acquisition.  The $15.8 million of cash provided by financing activities during the nine months ended September 30, 2017 was primarily a result of a net increase in deposits of $43.4 million, partially offset by a $26.8 million decrease in FHLB advances.

As a separate legal entity from the Bank, the Company must provide for its own liquidity.  At September 30, 2017, the Company, on an unconsolidated basis, had $506,000 in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.  The Company's principal source of liquidity is dividends and ESOP loan repayments from the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit.  For the nine months ended September 30, 2017, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet loan commitments at September 30, 2017, is as follows (in thousands):

September 30, 2017
Residential mortgage commitments	$4,404
Undisbursed portion of loans originated	38,850
Unused lines of credit	29,412
Irrevocable letters of credit	1,360
Total loan commitments	$74,026

Capital

Sound Community Bank is subject to minimum capital requirements imposed by regulations of the FDIC.  Capital adequacy requirements are quantitative measures established by regulation that require Sound Community Bank to maintain minimum amounts and ratios of capital.

Based on its capital levels at September 30, 2017, Sound Community Bank exceeded all regulatory capital requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC.  Based on capital levels at September 30, 2017, Sound Community Bank was considered to be well-capitalized under applicable regulatory requirements.  Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank's "well-capitalized" status.

The actual regulatory capital amounts and ratios calculated for Sound Community Bank at September 30, 2017, were as follows (dollars in thousands):

	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital to average assets	$60,949	10.15%	$24,015	> 4.0%	$30,018	> 5.0%
Common Equity Tier 1 ("CET1") risk-based capital ratio	60,949	11.94%	22,976	> 4.5%	33,188	> 6.5%
Tier 1 Capital to risk-weighted assets	60,949	11.94%	30,635	> 6.0%	40,846	> 8.0%
Total Capital to risk-weighted assets	66,135	12.95%	40,846	> 8.0%	51,058	> 10.0%

Pursuant to the capital regulations of the FDIC and the other federal banking agencies, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  For our fiscal year ending December 31, 2017, the capital conservation buffer rule requires a buffer of greater than 1.25% of risk-weighted assets, which amount will increase by 0.625% yearly until the requirement is fully phased-in on January 1, 2019, when the buffer must exceed 2.5% of risk-weighted assets.  As September 30, 2017, the Bank's CET1 capital exceeded the required capital conservation buffer of 1.25%.

For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at September 30, 2017 Sound Financial Bancorp would have exceeded all regulatory capital requirements.  The estimated regulatory capital ratios calculated for Sound Financial Bancorp as of September 30, 2017 were 10.34% for Tier 1 leverage-based capital, 12.15% for both Common Equity Tier 1 risk-based capital, Tier 1 Capital to risk-based assets and 13.16% for total risk-based capital.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company provided information about market risk in Item 7A of its 2016 Form 10-K.  There have been no material changes in our market risk since our 2016 Form 10-K.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act")), as of September 30, 2017, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the three months ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1	Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A	Risk Factors

Not required; the Company is a smaller reporting company.

Item 2	Unregistered Sales of Equity Securities and use of Proceeds

a)	Not applicable

(b)	Not applicable

(c)	There were no repurchases of the Company's common stock during the three months ended September 30, 2017.

Item 3	Defaults Upon Senior Securities

Nothing to report.

Item 4	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

Exhibits:
3.1	Articles of Incorporation of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on March 27, 2012 (File No. 333-180385))
3.2	Bylaws of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on March 27, 2012 (File No. 333-180385))
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
10.8
2013 Equity Incentive Plan (included as Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference (File No. 001-35633))

10.9
Form of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock Agreement under the 2013 Equity Incentive Plan (included as Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference (File No. 001-35633))

10.10
Amended and Restated Change of Control Agreement dated June 21, 2016, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Matthew P. Deines (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on June 24, 2016 (File No. 001-35633))

10.11
Change of Control Agreement dated June 21, 2016, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Elliott Pierce (included as Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference (File No. 0001140361-17-020150))

10.12
Adoption Agreement for the Sound Community Bank Nonqualified Deferred Compensation Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on March 24, 2017 (File No. (0001140361-17-013082))

10.13
The Sound Community Bank Nonqualified Deferred Compensation Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on March 24, 2017 (File No. (0001140361-17-013082))

10.14	Change of Control Agreement dated June 22, 2016, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Christina Gehrke
11	Statement re computation of per share earnings (See Note 9 of the Notes to Condensed Consolidated Financial Statements contained in Item 1, Part I of this Current Report on Form 10-Q.)
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification
101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: November 13, 2017	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President and Chief Executive Officer

Date: November 13, 2017	By:	/s/ Matthew P. Deines
Matthew P. Deines
Executive Vice President and Chief Financial Officer