Form 10-K
period 2017-12-31
Sound Financial Bancorp, Inc.
filed 2018-03-27
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to_______

COMMISSION FILE NUMBER 001-35633

Sound Financial Bancorp, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland	45-5188530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 3rd Avenue, Suite 150, Seattle Washington	98121
(Address of principal executive offices)	(Zip Code)

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
YES ☒ NO ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definition of "large accelerated filer," accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $64.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of March 27, 2018, there were 2,524,346 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K – Portions of the Registrant's Proxy Statement for its 2018 Annual Meeting of Shareholders.

SOUND FINANCIAL BANCORP, INC.
FORM 10-K

PART I
Item 1.	Business

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:

●	changes in economic conditions, either nationally or in our market area;
●	fluctuations in interest rates;
●
the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of our allowance for loan losses;

●	the possibility of other-than-temporary impairments of securities held in our securities portfolio;
●	our ability to access cost-effective funding;
●
fluctuations in the demand for loans, the number of unsold homes, land and other properties, and fluctuations in real estate values and both residential and commercial and multifamily real estate market conditions in our market area;

●	secondary market conditions for loans and our ability to sell loans in the secondary market;
●	our ability to attract and retain deposits;
●
our ability to successfully integrate any assets, liabilities, clients, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and expected cost savings and other benefits within the anticipated time frames or at all;

●
legislative or regulatory changes such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations that adversely affect our business, as well as changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including changes related to Basel III;

●
monetary and fiscal policies of the Board of Governors of the Federal Reserve System ("Federal Reserve") and the U.S. Government and other governmental initiatives affecting the financial services industry;

●
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

●	increases in premiums for deposit insurance;
●	our ability to control operating costs and expenses;

●	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
●	difficulties in reducing risks associated with the loans on our balance sheet;
●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
●
our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, "denial of service" attacks, "hacking" and identity theft, and other attacks on our information technology systems or on the third-party vendors who perform several of our critical processing functions;

●	inability of key third-party providers to perform their obligations to us;
●	our ability to retain key members of our senior management team;
●	costs and effects of litigation, including settlements and judgments;
●	our ability to implement our business strategies;
●	increased competitive pressures among financial services companies;
●	changes in consumer spending, borrowing and savings habits;
●	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
●	our ability to pay dividends on our common stock;
●	adverse changes in the securities markets;
●
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

●
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

Sound Community Bank's deposits are insured up to applicable limits by the FDIC.  At December 31, 2017, Sound Financial Bancorp had total consolidated assets of $645.2 million, net loans of $543.4 million, deposits of $514.4 million and stockholders' equity of $65.2 million.  The shares of Sound Financial Bancorp are traded on The NASDAQ Capital Market under the symbol "SFBC."  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121.

Our principal business consists of attracting retail and commercial deposits from the general public and local governments and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial and multifamily real estate, construction and land, consumer and commercial business loans. Our commercial business loans include unsecured lines of credit and secured term loans and lines of credit secured by inventory, equipment and accounts receivable. We also offer a variety of secured and unsecured consumer loan products, including manufactured home loans, floating home loans, automobile loans, boat loans and recreational vehicle loans. As part of our business, we focus on residential mortgage loan originations, many of which we sell to Fannie Mae and a portion of which we retain for our loan portfolio consistent with our asset/liability objectives. We sell loans which conform to the underwriting standards of Fannie Mae ("conforming") with servicing retained to maintain the direct client relationship and to generate noninterest income. Residential loans which do not conform to the underwriting standards of Fannie Mae ("non-conforming"), are either held in our loan portfolio or sold with servicing released. We originate and retain a significant amount of commercial real estate loans, including those secured by owner-occupied and nonowner-occupied commercial real estate, multifamily property, mobile home parks and construction and land development loans.

Market Area

We serve the Seattle Metropolitan Statistical Area ("MSA"), which includes King County (which includes the city of Seattle), Pierce County and Snohomish County within the Puget Sound region, and also serve Clallam and Jefferson Counties, on the North Olympic Peninsula of Washington.  We serve these markets through our headquarters in Seattle, seven branch offices, four of which are located in the Seattle MSA, two that are located in Clallam County and one that is located in Jefferson County. We also have two loan production offices, one located in the Madison Park neighborhood of Seattle and one located in Sequim.  Based on the most recent branch deposit data provided by the FDIC, our share of deposits was approximately 0.11% in King County, approximately 0.50% in Pierce County and in Snohomish County approximately 0.36%.  In Clallam County and Jefferson County, we have approximately 16.1% and 6.5%, respectively, of the deposits in those markets.  See "– Competition."

Our market area includes a diverse population of management, professional and sales personnel, office employees, health care workers, manufacturing and transportation workers, service industry workers and government employees, as well as retired and self-employed individuals. The population has a skilled work force with a wide range of education levels and ethnic backgrounds. Major employment sectors include information and communications technology, financial services, manufacturing, maritime, biotechnology, education, health and social services, retail trades, transportation and professional services. The largest employers headquartered in our market area include U.S. Joint Base Lewis-McChord, Navy Region Northwest, Microsoft, University of Washington, and Providence Health. Other significant employers include Costco, Boeing, Nordstrom, Amazon.com, Starbucks, Alaska Air Group and Weyerhaeuser.

Economic conditions in our markets continue to improve over the last year.  Recent trends in housing prices and unemployment rates in our market areas reflect continuing improvement. For the month of December 2017, the Seattle MSA reported an unemployment rate of 3.8%, as compared to the national average of 4.1%, according to the latest available information from the Bureau of Labor Statistics.  Home prices in our markets also improved over the past year.  Based on information from Case-Shiller, the average home price in the Seattle MSA increased 12.7% in 2017 from 2016. This compares favorably to the national average home price index increase in 2017 of 6.2%.

King County has the largest population of any county in the state of Washington, covers approximately 2,100 square miles, and is located on Puget Sound. It had approximately 2.1 million residents and a median household income of approximately $85,000 at December 31, 2016. King County has a diversified economic base with many employers from various industries including shipping and transportation (Port of Seattle, Paccar, and Expeditors International of Washington), retail (Amazon.com, Starbucks and Nordstrom) aerospace (Boeing) and computer technology (Microsoft) and biotech industries. Based on information from the Northwest Multiple Listing Service ("MLS"), the median home sales price in King County in December 2017 was $635,000, a 15.5% increase from December 2016's median home sales price of $550,000.

Pierce County has the second largest population of any county in the State of Washington, covers approximately 1,700 square miles and is located along the southwestern Puget Sound and borders southern King County. At December 31, 2016, it had approximately 845,000 residents and a median household income of approximately $61,000. The Pierce County economy is diversified with the presence of military related government employment (Fort Lewis Army Base and McChord Air Force Base), transportation and shipping employment (Port of Tacoma), and aerospace related employment (Boeing). Based on information from the MLS, the median home sales price in Pierce County in December 2017 was $320,000, a 12.2% increase from December 2016's median home sales price of $285,000.

Snohomish County has the third largest population of any county in the state of Washington, covers approximately 2,100 square miles and is located on Puget Sound touching the northern border of King County. It had approximately 773,000 residents and a median household income of approximately $78,000 at December 31, 2016. The economy of Snohomish County is diversified with the presence of military related government employment (Everett Homeport Naval Base), aerospace related employment (Boeing) and retail trade. Based on information from the MLS, the median home sales price in Snohomish County as of December 31, 2017 was $450,000, a 12.5% increase from December 2016's median home sales price of $400,000.

Clallam County, with a population of approximately 73,000, is ranked the 18th largest county in the state of Washington. It is bordered by the Pacific Ocean and the Strait of Juan de Fuca and covers 1,700 square miles, including the westernmost portion of the continental United States. It had a median household income of approximately $48,000 at December 31, 2016. The economy of Clallam County is primarily manufacturing and shipping. The Sequim Dungeness Valley continues to be a growing retirement location. Our offices are in Port Angeles and Sequim, the two largest cities in the county. Based on information from the MLS, the median home sales price in Clallam County in December 2017 was $295,000, an 18.9% increase from 2016's median home sales price of $248,000.

Jefferson County, with a population of approximately 31,000, is the 27th largest county in the state of Washington. It is bordered by Clallam County and the Strait of Juan de Fuca to the north and Hood Canal on the west and covers 2,200 square miles. The majority of the population lives in the northwestern portion of the county. Our office is located in Port Ludlow which is the third largest community in the county. The economy of Jefferson County is primarily based on tourism, agriculture, lumber, fish processing and ship repair and maintenance. Port Ludlow is a popular retirement community and is a popular port of call for leisure craft sailing between Puget Sound and the San Juan Islands. It had a median household income of approximately $55,000 at December 31, 2016. Based on information from the MLS, the average home sales price in Jefferson County as of December 2017 was $362,000, a 22.7% increase from 2016's median home sales price of $296,000.

According to the latest available information from the Bureau of Labor Statistics, King and Snohomish Counties reported an unemployment rate of 3.6% and 4.0%, respectively, as of December 2017, as compared to the state and national unemployment rates of 4.1% and 4.5%, respectively. The unemployment rates for Clallam, Pierce and Jefferson Counties were above the state and national rates as of December 2017. The unemployment rate in Clallam County decreased to 7.0% as of December 2017 from 8.1% as of December 2016, while the unemployment rate in Pierce County decreased to 5.4% as of December 2017 from 6.0% as of December 2016. The unemployment rate in Jefferson County decreased to 6.2% as of December 2017 from 7.4% as of December 2016.

Lending Activities

The following table presents information concerning the composition of our loan portfolio, excluding loans held-for-sale, by the type of loan for the dates indicated (dollars in thousands):

	December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
One- to four-family	$157,417	28.59%	$152,386	30.37%	$141,125	30.60%	$133,031	30.80%	$117,739	30.02%
Home equity	28,379	5.16	27,771	5.53	31,573	6.85	34,675	8.03	35,155	8.96
Commercial and multifamily	211,269	38.38	181,004	36.07	175,312	38.01	168,952	39.12	157,516	40.17
Construction and land	61,482	11.17	70,915	14.13	57,043	12.37	46,279	10.72	44,300	11.30
Total real estate loans	458,547	83.30	432,076	86.10	405,053	87.83	382,937	88.67	354,710	90.45
Consumer loans:
Manufactured homes	17,111	3.11	15,494	3.09	13,798	2.99	12,539	2.90	13,496	3.44
Floating homes	29,120	5.29	23,996	4.78	18,226	3.95	11,680	2.71	5,551	1.42
Other consumer (1)	4,902	0.89	3,932	0.78	4,804	1.05	5,195	1.20	4,733	1.20
Total consumer loans	51,133	9.29	43,422	8.65	36,828	7.99	29,414	6.81	23,780	6.06
Commercial business loans	40,829	7.41	26,331	5.25	19,295	4.18	19,525	4.52	13,668	3.49
Total loans	550,509	100.00%	501,829	100.00%	461,176	100.00%	431,876	100.00%	392,158	100.00%
Less:
Deferred fees and discounts	1,914		1,828		1,707		1,516		1,232
Allowance for loan losses	5,241		4,822		4,636		4,387		4,177
Total loans, net	$543,354		$495,179		$454,833		$425,973		$386,749

 The following table shows the composition of our loan portfolio in dollar amounts and in percentages by fixed and adjustable rate loans for the dates indicated (dollars in thousands):

	December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed-rate loans:
Real estate loans:
One- to four-family	$117,590	21.36%	$142,537	28.41%	$129,762	28.14%	$118,083	27.34%	$103,756	26.46%
Home equity	11,373	2.07	9,102	1.81	11,042	2.39	12,003	2.78	13,530	3.45
Commercial and multifamily	89,094	16.18	77,285	15.40	92,205	19.99	103,303	23.92	100,031	25.51
Construction and land	57,247	10.40	69,398	13.83	51,572	11.18	39,147	9.07	37,668	9.61
Total real estate loans	275,304	50.01	298,322	59.45	284,581	61.70	272,536	63.11	254,985	65.03
Manufactured homes	17,111	3.11	15,494	3.09	13,798	2.99	12,539	2.90	13,496	3.44
Floating homes	29,120	5.29	23,996	4.78	18,226	3.95	11,680	2.71	5,551	1.42
Other consumer	4,316	0.78	3,297	0.65	4,082	0.89	4,447	1.03	3,944	1.00
Commercial business	16,889	3.07	12,581	2.51	9,392	2.04	11,024	2.55	5,603	1.43
Total fixed-rate loans	342,740	62.26	353,690	70.48	330,079	71.57	312,226	72.30	283,579	72.32
Adjustable- rate loans:
Real estate loans:
One- to four-family	39,827	7.23	9,849	1.96	11,363	2.46	14,948	3.46	13,983	3.57
Home equity	17,007	3.09	18,669	3.72	20,531	4.45	22,672	5.25	21,625	5.51
Commercial and multifamily	122,175	22.19	103,719	20.67	83,107	18.02	65,649	15.20	57,485	14.66
Construction and land	4,235	0.77	1,517	0.30	5,471	1.19	7,132	1.65	6,632	1.69
Total real estate loans	183,244	33.29	133,754	26.65	120,472	26.12	110,401	25.56	99,725	25.43
Other consumer	585	0.11	635	0.13	722	0.16	746	0.17	789	0.20
Commercial business	23,940	4.35	13,750	2.74	9,903	2.15	8,501	1.97	8,065	2.05
Total adjustable-rate loans	207,769	37.74	148,139	29.52	131,097	28.43	119,648	27.70	108,579	27.68
Total loans	550,509	100.00%	501,829	100.00%	461,176	100.00%	431,874	100.00%	392,158	100.00%
Less:
Deferred fees and discounts	1,914		1,828		1,707		1,516		1,232
Allowance for loan losses	5,241		4,822		4,636		4,387		4,177
Total loans, net	$543,354		$495,179		$454,833		$425,971		$386,749

The following table illustrates the contractual maturity of our construction and land and commercial business loans at December 31, 2017 (dollars in thousands). Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The total amount of loans due after December 31, 2018, which have predetermined interest rates, is $26.8 million, while the total amount of loans due after such date, which have floating or adjustable interest rates, is $12.2 million. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Construction and Land		Commercial Business		Total (1)
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2018 (1)	$49,410	5.46%	$13,924	4.97%	$63,334	5.35%
2019 to 2022	7,727	6.51	19,221	5.06	26,948	5.48
2023 and following	4,345	6.28	7,684	5.40	12,029	5.71
Total(2)	$61,482	5.65%	$40,829	5.09%	$102,311	5.43%

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.
(2)	Excludes deferred fees of $435,000.

Lending Authority. Our President and Chief Executive Officer ("CEO") may approve unsecured loans up to $1.0 million and all types of secured loans up to 30% of our legal lending limit, or approximately $4.0 million as of December 31, 2017. Our Executive Vice President and Chief Credit Officer ("CCO") may approve unsecured loans up to $400,000 and secured loans up to 15% of our legal lending limit, or approximately $2.0 million as of December 31, 2017. Any loans over the CEO's lending authority or loans significantly outside our general underwriting guidelines must be approved by the Loan Committee consisting of four independent directors, the CEO and the CCO. Lending authority is also granted to certain other lending staff at lower amounts. The Business Banking Team Leader has lending authority of up to 7.5% of our legal lending limit for real estate and other secured loans, and $50,000 for unsecured loans. The Residential Lending Team Leader has lending authority up to 7.5% of our legal lending limit for real estate and other secured loans, and $5,000 for unsecured loans.

Largest Borrowing Relationships. At December 31, 2017, the maximum amount under federal law that we could lend to any one borrower and the borrower's related entities was approximately $13.5 million.  Our five largest relationships totaled $49.1 million in the aggregate, or 8.9% of our $550.5 million total loan portfolio, at December 31, 2017.  At December 31, 2017, the largest lending relationship totaled $11.5 million consisting of two loans to businesses with common ownership, collateralized by an assignment of promissory notes and two loans to a related individual collateralized by a primary residence.  The second and third largest relationships consisted of a $10.5 million business line of credit loan participation to a third party loan originator secured by an assignment of promissory notes from their borrowers for residential loans and a $10.0 million business line of credit loan participation to a third party loan originator secured by an assignment of promissory notes from their borrowers for construction projects.  The next two largest lending relationships at December 31, 2017, consisted of four loans totaling $9.3 million to businesses with common ownership collateralized by multifamily real estate and four loans totaling $7.8 million, consisting of a commercial business loan collateralized by multifamily real estate, a residential real estate loan and a line of credit to a related individual collateralized by one- to-four family real estate and an unsecured line of credit provided to the same individual.  At December 31, 2017, we had ten other lending relationships that exceeded $5.0 million. All of the foregoing loans were performing in accordance with their repayment terms as of December 31, 2017.

One- to Four-Family Real Estate Lending. One of our primary lending activities is the origination of loans secured by first mortgages on one- to four-family residences, substantially all of which are secured by property located in our geographic lending area. We originate both fixed-rate and adjustable-rate loans. During 2017, our fixed rate, one- to four-family loan originations decreased $64.2 million, or 46.6% to $73.6 million compared to $137.8 million in 2016.  In 2017, the Bank identified demand in the marketplace for one- to four-family, residential adjustable rate mortgages, especially jumbo loans (loans above conforming Fannie Mae limits).  As a result, our adjustable rate one- to four-family, residential loan originations increased $31.2 million, or 627.0% to $36.1 million compared to $5.0 million in 2016.  In 2017, the average loan amount was $657,000 for adjustable rate, one- to four-family mortgages.

Most of our loans are underwritten using generally-accepted secondary market underwriting guidelines.  A portion of the one- to four-family loans we originate are retained in our portfolio and the remaining loans are sold into the secondary market to Fannie Mae or other private investors.  Loans that are sold into the secondary market to Fannie Mae are sold with the servicing retained to maintain the client relationship and to generate noninterest income. We also originate a small portion of government guaranteed and jumbo loans over $424,100 for sale servicing released to certain correspondent purchasers. The sale of mortgage loans provides a source of non-interest income through the gain on sale, reduces our interest rate risk, provides a stream of servicing income, enhances liquidity and enables us to originate more loans at our current capital level than if we held the loans in our loan portfolio. Our pricing strategy for mortgage loans includes establishing interest rates that are competitive with other financial institutions and consistent with our internal asset and liability management objectives. During the year ended December 31, 2017, we originated $73.6 million of one- to four-family fixed-rate mortgage loans and $36.1 million one- to four-family adjustable rate mortgage ("ARM") loans. See "- Loan Originations, Purchases, Sales, Repayments and Servicing." At December 31, 2017, one- to four-family residential mortgage loans (excluding loans held-for-sale) totaled $157.4 million, or 28.6%, of our gross loan portfolio, of which $117.6 million were fixed-rate loans and $39.8 million were ARM loans, compared to $152.4 million (excluding loans held-for-sale), or 30.4% of our gross loan portfolio as of December 31, 2016, of which $142.5 million were fixed-rate loans and $9.8 million were ARM loans.

Substantially all of the one- to four-family residential mortgage loans we retain in our portfolio consist of loans that do not satisfy acreage limits, income, credit, conforming loan limits (i.e., jumbo mortgages) or various other requirements imposed by Fannie Mae. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Fannie Mae credit requirements because of personal and financial reasons (i.e., bankruptcy, length of time employed, etc.), and other aspects, which do not conform to Fannie Mae's guidelines. Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy the needs of borrowers in our market area. As a result, subject to market conditions, we intend to continue to originate these types of loans. We also retain jumbo loans which exceed the conforming loan limits and therefore, are not eligible to be purchased by Fannie Mae. At December 31, 2017, $95.1 million or 60.4% of our one- to four-family loan portfolio consisted of jumbo loans.

We generally underwrite our one- to four-family loans based on the applicant's employment and credit history and the appraised value of the subject property. We generally lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family first mortgage loans and non-owner occupied first mortgage loans. For first mortgage loans with a loan-to-value ratio in excess of 80%, we may require private mortgage insurance or other credit enhancement to help mitigate the risk. Properties securing our one- to four-family loans are typically appraised by independent fee appraisers who are selected in accordance with criteria approved by the Loan Committee. For loans that are less than $250,000, we may use an automated valuation model, in lieu of an appraisal. We require title insurance policies on all first mortgage real estate loans originated. Homeowners, liability, fire and, if required, flood insurance policies are also required for one-to four-family loans. Our real estate loans generally contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. The average balance of our one- to four-family residential loans was approximately $291,000 at December 31, 2017.

Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years.  All of these loans are fully amortizing, with payments due monthly. Our portfolio of fixed-rate loans also includes $9.2 million of loans with an initial seven year term and a 30-year amortization period with a borrower refinancing option at a fixed rate at the end of the initial term as long as the loan has met certain performance criteria. In addition, we had $34.3 million one- to four- family loans with a five-year call option at December 31, 2017. Prior to 2012, we originated for portfolio five and seven year balloon reset loans (which are loans that are originated with a fixed interest rate for the initial five or seven years, and thereafter incur one interest rate change based on current market interest rates in which the new rate remains in effect for the remainder of the loan term) based on a 30-year amortization period.

ARM loans are offered with annual adjustments and life-time rate caps that vary based on the product, generally with a maximum annual rate change of 2.0% and a maximum overall rate change of 6.0%. We generally use the rate on one-year Treasury Bills to re-price our ARM loans, however, $4.0 million of our ARM loans are to employees and directors that re-price annually based on a margin of 1% over our average 12 month cost of funds. As a consequence of using caps, the interest rates on ARM loans may not be as rate sensitive as our cost of funds. Furthermore, because loan indexes may not respond perfectly to changes in market interest rates, upward adjustments on loans may occur more slowly than increases in our cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates. Because of these characteristics, future yields on ARM loans may not be sufficient to offset increases in our cost of funds.

ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment increases, which increases the potential for default. The majority of these loans have been originated within the past several years, when rates were historically low.  We continue to offer our fully amortizing ARM loans with a fixed interest rate for the first one, three, five or seven years, followed by a periodic adjustable interest rate for the remaining term. Given the recent increase in market rates over the past year, the origination of ARM loans has increased significantly as borrowers are beginning to favor ARM loans over fixed-rate mortgages.

In 2016, in order to enable individuals to secure the purchase of a new residence before selling their existing residence, we commenced a loan program designed to allow borrowers to access the equity in their current residence to apply towards the purchase of a new residence. The loan or loans to purchase the new residence are generally originated in an amount in excess of $1.0 million and secured by the borrowers existing and/or new residences, with a maximum combined LTV of up to 80%. These loans provide for repayment upon the earlier of the sale of the current residence or the loan maturity date, which is typically up to 12 months. Upon the sale of the borrower's current residence, we may refinance the new residence using our traditional jumbo mortgage loan underwriting guidelines. During 2017, we originated $15.6 million of loans under this program compared to $20.9 million in 2016. At December 31, 2017, we had $15.6 million of these interest only residential loans in our one- to four-family residential mortgage loan portfolio.

The primary focus of our underwriting guidelines for interest only residential loans is on the value of the collateral rather than the ability of the borrower to repay the loan. As a result, this type of lending exposes us to an increased risk of loss due to the larger loan balance and our inability to sell them to Fannie Mae, similar to the risks associated with jumbo one- to four-family residential loans. In addition, a decline in residential real estate values resulting from a downturn in the Washington housing market may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans.

Home Equity Lending. We originate home equity loans that consist of fixed-rate fully amortizing loans and variable-rate lines of credit. We typically originate home equity loans in amounts of up to 90% of the value of the collateral, minus any senior liens on the property; however, prior to 2010 we originated home equity loans in amounts of up to 100% of the value of the collateral, minus any senior liens on the property. Home equity lines of credit are typically originated for up to $250,000 with an adjustable rate of interest, based on the one-year Treasury Bill rate or the Wall Street Journal Prime rate, plus a margin. Home equity lines of credit generally have a three, five or 12 year draw period, during which time the funds may be paid down and redrawn up to the committed amount. Once the draw period has lapsed, the payment is amortized over either a 12, 19 or 21 year period based on the loan balance at that time. We charge a $50 annual fee on each home equity line of credit and require monthly interest-only payments on the entire amount drawn during the draw period. At December 31, 2017, home equity loans totaled $28.4 million, or 5.2% of our total loan portfolio compared to $27.8 million, or 5.5% of our total loan portfolio at December 31, 2016. Variable-rate home equity lines of credit at December 31, 2017 totaled $17.0 million, or 3.1% of our total loan portfolio, compared to $18.7 million, or 3.7% of our total loan portfolio as of December 31, 2016. At December 31, 2017, unfunded commitments on home equity lines of credit totaled $12.0 million.

Our fixed-rate home equity loans are generally originated in amounts, together with the amount of the existing first mortgage, of up to 90% of the appraised value of the subject property. These loans may have terms of up to 15 years and are fully amortizing. At December 31, 2017, fixed-rate home equity loans totaled $11.4 million, or 2.1% of our gross loan portfolio, compared to $9.1 million, or 1.8% of our total loan portfolio as of December 31, 2016.

Commercial and Multifamily Real Estate Lending. We offer a variety of commercial and multifamily real estate loans. Most of these loans are secured by owner-occupied and non-owner-occupied commercial income producing properties, multifamily apartment buildings, warehouses, office buildings, gas station/convenience stores and mobile home parks located in our market area. At December 31, 2017, commercial and multifamily real estate loans totaled $211.3 million, or 38.4% of our total loan portfolio, compared to $181.0 million, or 36.1% of our total loan portfolio as of December 31, 2016.

Loans secured by commercial and multifamily real estate are generally originated with a variable interest rate, fixed for a three to ten-year term and a 20- to 25-year amortization period. At the end of the initial term, the balance is due in full or the loan re-prices based on an independent index plus a margin of 1% to 4% for another five years. Loan-to-value ratios on our commercial and multifamily real estate loans typically do not exceed 80% of the lower of cost or appraised value of the property securing the loan at origination.

Loans secured by commercial and multifamily real estate are generally underwritten based on the net operating income of the property, quality and location of the real estate, the credit history and financial strength of the borrower and the quality of management involved with the property. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt plus an additional coverage requirement. We generally impose a minimum debt service coverage ratio of 1.20 for originated loans secured by income producing commercial properties. If the borrower is other than an individual, we typically require the personal guaranty of the principal owners of the borrowing entity. We also generally require an assignment of rents in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing commercial and multifamily real estate loans are performed by independent state certified licensed fee appraisers. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is required to provide annual financial information. From time to time we also acquire participation interests in commercial and multifamily real estate loans originated by other financial institutions secured by properties located in our market area.

Historically, loans secured by commercial and multifamily properties generally involve different credit risks than one- to four-family properties. These loans typically involve larger balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial and multifamily properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired. Commercial and multifamily real estate loans also expose a lender to greater credit risk than loans secured by one-to four-family because the collateral securing these loans typically cannot be sold as easily as one-to four-family. In addition, most of our commercial and multifamily real estate loans are not fully amortizing and include balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. The largest single commercial and multifamily real estate loan at December 31, 2017, totaled $5.7 million and is collateralized by an office building. At December 31, 2017, this loan was performing in accordance with its repayment terms.

The following table provides information on commercial and multifamily real estate loans by type at December 31, 2017 and 2016 (dollars in thousands):

	2017		2016
	Amount	Percent	Amount	Percent
Multifamily residential	$62,879	29.76%	$56,797	31.38%
Owner-occupied commercial real estate retail	7,273	3.44	8,070	4.46
Owner-occupied commercial real estate office buildings	21,189	10.03	17,863	9.87
Owner-occupied commercial real estate other (1)	20,972	9.94	21,498	11.88
Non Owner-occupied commercial real estate retail	10,248	4.85	13,891	7.67
Non Owner-occupied commercial real estate office buildings	11,732	5.55	12,203	6.74
Non owner occupied commercial real estate other (1)	40,908	19.36	12,669	7.00
Warehouses	17,678	8.37	18,485	10.21
Gas station/Convenience store	9,469	4.48	11,476	6.34
Mobile Home Parks	8,921	4.22	8,052	4.45
Total	$211,269	100.00%	$181,004	100.00%

(1)	Other commercial real estate loans includes schools, churches, storage facilities, restaurants, etc.

Construction and Land Lending. We originate construction loans secured by single-family residences and commercial and multifamily real estate. We also originate land acquisition and development loans, which are secured by raw land or developed lots on which the borrower intends to build a residence. At December 31, 2017, our construction and land loans totaled $61.5 million, or 11.2% of our total loan portfolio, compared to $70.9 million, or 14.1% of our total loan portfolio at December 31, 2016. At December 31, 2017, unfunded construction loan commitments totaled $39.4 million.

Construction loans to individuals and contractors for the construction of personal residences, including speculative residential construction, totaled $32.3 million, or 52.6%, of our construction and land portfolio at December 31, 2017. In addition to custom home construction loans to individuals, we originate loans that are termed "speculative" which are those loans where the builder does not have, at the time of loan origination, a signed contract with a buyer for the home or lot who has a commitment for permanent financing with either us or another lender. At December 31, 2017, construction loans to contractors for homes that were considered speculative totaled $26.4 million, or 42.9%, of our construction and land portfolio.

The composition of, and location of underlying collateral securing, our construction and land loan portfolio, excluding loan commitments, at December 31, 2017 was as follows (in thousands):

	Puget Sound	Olympic Peninsula	Other	Total
Commercial and multifamily construction	$18,134	$332	$1,073	$19,539
Speculative residential construction	26,368	—	22	26,390
Land acquisition and development and lot loans	—	240	—	240
Residential lot loans	3,300	4,976	1,112	9,388
Residential construction	4,607	1,205	113	5,925
Total	$52,409	$6,753	$2,320	$61,482

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

At December 31, 2017, our largest residential construction loan commitment was for $3.2 million, $1.8 million of which had been disbursed. This loan was performing according to its repayment terms at December 31, 2017. The average outstanding residential construction loan balance was approximately $539,000 at December 31, 2017. Before making a commitment to fund a construction loan, we require an appraisal of the subject property by an independent approved appraiser. During the construction phase, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Loan proceeds are disbursed after inspection based on the percentage of completion method. We also require general liability, builder's risk hazard insurance, title insurance, and flood insurance, for properties located in or to be built in a designated flood hazard area, on all construction loans.

We also originate developed lot and raw land loans to individuals intending to construct a residence in the future on the property. We will generally originate these loans in an amount up to 75% of the lower of the purchase price or appraisal. These lot and land loans are secured by a first lien on the property and have a fixed rate of interest with a maximum amortization of 20 years.

We make land acquisition and development loans to experienced builders or residential lot developers in our market area. The maximum loan-to-value limit applicable to these loans is generally 75% of the appraised market value upon completion of the project. We may not require cash equity from the borrower if there is sufficient equity in the land being used as collateral. Development plans are required prior to making the loan. Our loan officers visit the proposed site of the development and the sites of competing developments. We require that developers maintain adequate insurance coverage. Land acquisition and development loans generally are originated with a loan term up to 24 months, have adjustable rates of interest based on the Wall Street Journal Prime Rate or the three or five- year rate charged by the Federal Home Loan Bank of Des Moines ("FHLB") and require interest only payment during the term of the loan. Land acquisition and development loan proceeds are disbursed periodically in increments as construction progresses and as an inspection by our approved inspector warrants. We also require these loans to be paid on an accelerated basis as the lots are sold, so that we are repaid before all the lots are sold. At December 31, 2017, land acquisition and development and lot loans totaled $240,000, or 0.4% of our construction and land portfolio all of which were lot loans.

We also offer commercial and multifamily construction loans. These loans are underwritten as interest only with financing typically up to 24 months under terms similar to our residential construction loans. Commercial and multifamily construction loans are made up to the lesser of a maximum loan-to-value ratio of 100% of cost or 80% of appraised value at completion. Most of our commercial and multifamily construction loans provide for disbursement of loan funds during the construction period and conversion to a permanent loan when the construction is complete, and either tenant lease-up provisions or prescribed debt service coverage ratios are met. At December 31, 2017, commercial and multifamily construction loans totaled $19.5 million, or 31.8% of our construction and land portfolio, compared to $30.0 million, or 42.3% of our construction and land portfolio at December 31, 2016. The three largest commercial and multifamily construction loans at December 31, 2017 included a $6.7 million multifamily residential building, a $4.8 million multifamily residential building and a $1.8 million residential development project, all located in Seattle, Washington.

Our construction and land development loans are based upon estimates of costs in relation to values associated with the completed project. Construction and land development lending involves additional risks when compared with permanent residential lending because funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in the demand, such as for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. These loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. In addition, during the term of some of our construction loans, an interest reserve is created at origination and is added to the principal of the loan through the construction phase. Properties under construction may be difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of resolving problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. Land loans also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can also be significantly impacted by supply and demand conditions.

Commercial Business Lending. At December 31, 2017, commercial business loans totaled $40.8 million, or 7.4% of our total loan portfolio, compared to $26.3 million, or 5.3% of our total loan portfolio at December 31, 2016. Substantially all of our commercial business loans have been to borrowers in our market area. Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance commercial vehicles and equipment and loans secured by accounts receivable and/or inventory. Approximately $1.6 million of our commercial business loans at December 31, 2017 were unsecured. Our commercial business lending policy includes an analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis. We generally require personal guarantees on both our secured and unsecured commercial business loans. Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage and commercial real estate loans.

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

Consumer Lending. We offer a variety of secured and unsecured consumer loans, including new and used manufactured homes, floating homes, automobiles, boats and recreational vehicle loans, and loans secured by deposit accounts. We also offer unsecured consumer loans. We originate our consumer loans primarily in our market area. All of our consumer loans are originated on a direct basis. At December 31, 2017, our consumer loans totaled $51.1 million, or 9.3% of our total loan portfolio, compared to $43.4 million, or 8.7% of our total loan portfolio at December 31, 2016.

We typically originate new and used manufactured home loans to borrowers who intend to use the home as a primary residence. The yields on these loans are higher than that on our other residential lending products and the portfolio has performed reasonably well with an acceptable level of risk and loss in exchange for the higher yield. Our weighted-average yield on manufactured home loans at December 31, 2017 was 8.11%, compared to 4.61% for one- to four-family mortgages, excluding loans held-for-sale. At December 31, 2017, these loans totaled $17.1 million, or 33.5% of our consumer loans and 3.1% of our total loan portfolio. For used manufactured homes, loans are generally made up to 90% of the lesser of the appraised value or purchase price up to $200,000, and with terms typically up to 20 years. On new manufactured homes, loans are generally made up to 90% of the lesser of the appraised value or purchase price up to $200,000, and with terms typically up to 20 years. We generally charge a 1% fee at origination. We underwrite these loans based on our review of creditworthiness of the borrower, including credit scores, and the value of the collateral, for which we hold a security interest under Washington law.

Manufactured home loans are higher risk than loans secured by residential real property, though this risk is reduced if the owner also owns the land on which the home is located. A small portion of our manufactured home loans involve properties on which we also have financed the land for the owner. The primary risk in manufactured home loans is the difficulty in obtaining adequate value for the collateral due to the cost and limited ability to move the collateral. These loans tend to be made to retired individuals and first-time homebuyers. First-time homebuyers of manufactured homes tend to be a higher credit risk than first-time homebuyers of single-family residences, due to more limited financial resources. As a result, these loans may have a higher probability of default and higher delinquency rates than single-family residential loans and other types of consumer loans. We take into account this additional risk as a component of our allowance for loan losses. We attempt to work out delinquent loans with the borrower and, if that is not successful, any past due manufactured homes are repossessed and sold. At December 31, 2017, there were eight nonperforming manufactured home loans totaling $206,000 and we held one manufactured home valued at $10,000 as a repossessed asset.

We originate floating home, houseboat and house barge loans typically located on cooperative or condominium moorages. Terms vary from five to 20 years and have a fixed rate of interest. We lend up to 90% of the lesser of the appraised value or purchase price. The primary risk in floating home loans is the unique nature of the collateral and the challenges of relocating such collateral to a location other than where such housing is permitted. The process for securing the deed and/or the condominium or cooperative dock is also unique compared to other types of lending we participate in. As a result, these loans may have higher collateral recovery costs than for one- to four-family mortgage loans and other types of consumer loans. We take into account these additional risks as a part of our underwriting criteria. At December 31, 2017, floating home loans totaled $29.1 million, or 56.9% of our consumer loan portfolio and 5.3% of our total loan portfolio.

The balance of our consumer loans include loans secured by new and used automobiles, new and used boats, motorcycles and recreational vehicles, loans secured by deposits and unsecured consumer loans, all of which, at December 31, 2017, totaled $4.9 million, or 9.6% of our consumer loan portfolio and 0.9% of our total loan portfolio. Our automobile loan portfolio totaled $570,000 at December 31, 2017, or 1.1% of our consumer loan portfolio and 0.1% of our total loan portfolio. Automobile loans may be written for a term up to 72 months and have fixed rates of interest. Loan-to-value ratios are up to 100% of the lesser of the purchase price or the National Automobile Dealers Association value for used automobiles, including tax, licenses, title and mechanical breakdown and gap insurance.

Loans secured by boats, motorcycles and recreational vehicles typically have terms from five to 20 years depending on the collateral and loan-to-value ratios up to 90%. These loans may be made with fixed or adjustable interest rates. Our unsecured consumer loans have either a fixed rate of interest generally for a maximum term of 48 months, or are revolving lines of credit of generally up to $25,000. At December 31, 2017, unsecured consumer loans totaled $1.1 million and unfunded commitments on our unsecured consumer lines of credit totaled $1.0 million. At that date, the average outstanding balance on these lines was less than $1,000.

Consumer loans (other than our manufactured and floating homes) generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing client base by increasing the number of client relationships and providing additional marketing opportunities.

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

Loan Originations, Purchases, Sales, Repayments and Servicing

We originate both fixed-rate and adjustable-rate loans. Our ability to originate loans, however, is dependent upon client demand for loans in our market area. Over the past several years, we have continued to originate residential and consumer loans, and increased our emphasis on commercial and multifamily real estate, construction and land, and commercial business lending. Demand is affected by competition and the interest rate environment. During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the prevailing low interest rate environment in the United States. In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. If a proposed loan exceeds our internal lending limits, we may originate the loan on a participation basis with another financial institution. From time to time, we also participate with other financial institutions on loans they originate. In 2017, 2016 and 2015, we sold commercial loan participations to other financial institutions in the amount of $3.1 million, $3.0 million and $6.9 million, respectively. We underwrite loan purchases and participations to the same standards as an internally-originated loan. We purchased two commercial business loan participations from other financial institutions in 2017 totaling $15.5 million as compared to $2.7 million in 2016.

We do not engage in originating negative amortization, option adjustable rate or subprime loans and have no established program to originate or purchase these loans. We do offer interest-only one- to four- family loans to well-qualified borrowers and at December 31, 2017, we held $16.9 million of such loans in our loan portfolio, representing 3.1% of our total loan portfolio. Subprime loans are defined as loans that at the time of loan origination had a FICO credit score of less than 660. Of the $109.7 million in one- to four- family loans originated in 2017, only $4.9 million, or 4.5%, were to borrowers with a credit score under 660.

In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services.

We also sell whole one-to four-family loans without recourse to Fannie Mae, subject to a provision for repurchase upon breach of representation, warranty or covenant. These loans are fixed-rate mortgages, which primarily are sold to reduce our interest rate risk and generate noninterest income. These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer. These sales allow for a servicing fee on loans when the servicing is retained by us. Most one- to four-family loans are sold with servicing retained. At December 31, 2017, we were servicing a $392.6 million portfolio of residential mortgage loans for Fannie Mae. We repurchased one loan from Fannie Mae in 2017 totaling $135,000.  We did not repurchase any loans from Fannie Mae in 2016.

We earned mortgage servicing income of $566,000, $907,000 and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. In November 2009, we acquired a $340.1 million loan servicing portfolio from Leader Financial Services. These loans are 100% owned by Fannie Mae and are subserviced under an agreement with a third party loan servicer who performs all servicing including payment processing, reporting and collections. In October 2015, we acquired a $45.9 million loans servicing portfolio from Seattle Bank. These loans are 100% owned by Fannie Mae and are serviced by us. These mortgage servicing rights are carried at fair value and had a value at December 31, 2017 of $3.4 million. See Note 6 in the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K.

Sales of whole real estate loans are beneficial to us since these sales may generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending, and increase liquidity. We sold $52.0 million, $85.1 million and $72.6 million of conforming one- to four- family loans during the years ended December 31, 2017, 2016 and 2015, respectively. Gains, losses and transfer fees on sales of one-to four-family loans and participations are recognized at the time of the sale. Our net gain on sales of residential loans for all of 2017, 2016 and 2015 was $1.1 million, $1.4 million and $1.3 million, respectively. In addition to loans sold to Fannie Mae on a servicing retained basis, we also sell nonconforming residential loans to correspondent banks on a servicing released basis. In 2017, we sold $4.3 million of loans servicing released.

The following table shows our loan origination, sale and repayment activities, including loans held-for-sale, for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Originations by type:
Fixed-rate:
One- to four-family	$73,560	$137,760	$107,440
Home equity	4,538	1,733	3,170
Commercial and multifamily	34,438	20,561	29,215
Construction and land	49,771	31,610	22,665
Manufactured homes	5,106	5,006	4,594
Floating homes	7,409	12,694	11,496
Other consumer	2,360	630	1,409
Commercial business	10,440	6,365	3,286
Total fixed-rate	$187,622	$216,359	$183,275
Adjustable rate:
One- to four-family	36,130	4,970	4,831
Home equity	5,832	2,067	1,881
Commercial and multifamily	33,155	37,256	35,136
Construction and land	6,094	629	2,609
Other consumer	86	81	133
Commercial business	7,527	2,131	3,266
Total adjustable-rate	$88,824	$47,134	$47,856
Total loans originated	$276,446	$263,493	$231,131
Purchases by type:
Commercial business participations	15,450	2,694	—
Total loan participations purchased	$15,450	$2,694	$—
Sales, repayments and participations sold:
One- to four-family	51,959	85,092	72,622
Commercial and multifamily	3,136	3,042	6,858
Total loans sold and loan participations	55,095	88,134	79,480
Total principal repayments	188,121	137,400	122,351
Total reductions	243,216	225,534	201,831
Net increase	$48,680	$40,653	$29,300

The increase in originations in 2017 compared to 2016 was primarily due to the relatively strong economy in our market area and increased sales efforts by our loan officers.  One- to four-family fixed rate, residential loan originations decreased as compared to prior years while one- to four-family adjustable rate, residential loan originations increased significantly compared to prior years.  During 2017, the Bank identified demand in the marketplace for one- to-four family adjustable rate, residential mortgages, especially those above the Fannie Mae conforming limits.  Commercial business loan originations increased significantly in 2017 as compared to 2016 as a result of our emphasis on this business segment and the continued demand in our local market.  Demand for construction loans for new homes and apartments continued to be strong as our markets experienced appreciation in residential market prices and a declining supply of homes for sale because of strong demand.  Increased commercial and multifamily construction loan originations in 2017 compared to 2016 were due to an emphasis on producing these types of loans in our markets.

Asset Quality

When a borrower fails to make a required payment on a one-to four-family loan, we attempt to cure the delinquency by contacting the borrower. In the case of loans secured by a one-to four-family property, a late notice typically is sent 15 days after the due date. Generally, a pre-foreclosure loss mitigation letter is also mailed to the borrower 30 days after the due date. All delinquent accounts are reviewed by a loan officer or branch manager who attempts to cure the delinquency by contacting the borrower. If the account becomes 120 days delinquent and an acceptable foreclosure alternative has not been agreed upon, we generally refer the account to legal counsel with instructions to prepare a notice of default. The notice of default begins the foreclosure process. If foreclosure is completed, typically we take title to the property and sell it directly through a real estate broker.

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

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2017 (dollars in thousands):

	Loans Delinquent For:
	30-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
One- to four- family	21	$3,911	2.48%	6	$727	0.46%	27	$4,638	2.94%
Home equity	10	526	1.85	7	633	2.23	17	1,159	4.08
Commercial and Multifamily	1	313	0.15	—	—	—	1	313	0.15
Construction and land	1	51	0.08	2	92	0.15	3	143	0.23
Manufactured homes	7	235	1.37	7	197	1.15	14	432	2.52
Other consumer	8	15	0.31	—	—	—	8	15	0.31
Commercial Business	4	400	0.98	—	—	—	4	400	0.98
Total	52	$5,451	0.99%	22	$1,649	0.30%	74	$7,100	1.29%

Nonperforming Assets. The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio (in thousands). Loans are placed on nonaccrual status when the collection of principal and/or interest become doubtful or when the loan is more than 90 days past due. OREO and repossessed assets include assets acquired in settlement of loans.

	December 31,
	2017	2016	2015	2014	2013
Nonperforming loans (1):
One- to four-family	$837	$2,216	$1,640	$1,512	$772
Home equity	722	553	428	386	222
Commercial and multifamily	201	218	—	1,639	820
Construction and land	92	—	—	81	—
Manufactured homes	206	120	62	195	106
Other consumer	8	—	—	29	1
Commercial business	217	242	—	—	—
Total nonperforming loans	$2,283	$3,349	$2,130	$3,842	$1,921
OREO and repossessed assets:
One- to four-family	$—	$562	$159	$269	$1,086
Commercial and multifamily	600	600	600	—	—
Manufactured homes	10	10	10	54	92
Total OREO and repossessed assets	$610	$1,172	$769	$323	$1,178
Total nonperforming assets	$2,893	$4,521	$2,899	$4,165	$3,099
Nonperforming assets as a percentage of total assets	0.45%	0.77%	0.54%	0.84%	0.70%
Performing restructured loans:
One- to four- family	$2,876	$1,977	$2,415	$2,619	$3,195
Home equity	158	144	232	679	704
Commercial and multifamily	—	361	1,966	1,317	761
Construction and land	49	83	91	99	106
Manufactured homes	150	160	255	279	496
Other consumer	36	40	—	1	9
Commercial business	—	—	114	123	133
Total performing restructured loans	$3,269	$2,765	$5,073	$5,117	$5,404

(1)
Nonperforming loans include $445,000, $683,000, $971,000, $2.3 million and $1.0 million in nonperforming troubled debt restructurings as of December 31, 2017, 2016, 2015, 2014 and 2013, respectively.  We had no accruing loan 90 days or more delinquent for the periods reported.

Nonperforming loans decreased $1.1 million to $2.3 million at December 31, 2017 from $3.3 million at December 31, 2016 due primarily to a $1.4 million decrease in the one-to-four- family loan category.  Our largest nonperforming loan at December 31, 2017 was a $201,000 owner-occupied commercial real estate loan.  Nonperforming one- to four- family loans at December 31, 2017 consisted of eight loans to different borrowers with an average loan balance of $105,000. There were nine home equity loans, eight manufactured home loans, three commercial business loans, two construction and land loans, one commercial real estate loan, and one consumer loan classified as nonperforming at December 31, 2017.

For the year ended December 31, 2017, gross interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms amounted to $33,000, all of which was excluded from interest income for the year ended December 31, 2017.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition at December 31, 2017 Compared to December 31, 2016 -- Delinquencies and Nonperforming Assets" contained in Item 7 of this report on Form 10-K for more information on troubled assets.

Troubled Debt Restructured Loans.  Troubled debt restructurings ("TDRs"), which are accounted for under Accounting Codification Standard ("ASC") 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans.  Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity.  All TDRs are initially classified as impaired regardless of whether the loan was performing at the time it was restructured.  Once a troubled debt restructuring has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, we remove the TDR from nonperforming status.  At December 31, 2017, we had $3.3 million of loans that were classified as performing TDRs and still on accrual.  Included in nonperforming loans at December 31, 2017 and 2016 were troubled debt restructured loans of $445,000 and $683,000, respectively.

OREO and Repossessed Assets.  OREO and repossessed assets include assets acquired in settlement of loans.  At December 31, 2017, OREO and repossessed assets totaled $610,000. Our OREO at December 31, 2017, consisted of a former bank branch property located in Port Angeles, Washington which was acquired in 2015 as a part of three branches purchased from another financial institution with a balance of $600,000 and a manufactured home located in Seattle, Washington, with a balance of $10,000.  The former bank branch property originally was classified as a fixed asset and was subsequently reclassified to OREO in 2016.  It is currently leased to a local not-for-profit organization at a below market rate.

Other Loans of Concern.   In addition to the nonperforming assets set forth in the table above, as of December 31, 2017, there were 34 loans totaling $5.2 million with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.  The largest loans of concern at December 31, 2017, were a $1.4 million loan secured by one- to four-family residential real estate located in King County, Washington, and a $751,000 loan secured by an owner-occupied office building in King County, Washington. Additional other loans of concern included, $746,000 of commercial and multifamily real estate loans, $784,000 in commercial business loans, $1.4 million in residential mortgages, and $186,000 in consumer loans.

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

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address specific impairments.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets.  When an insured institution classifies problem assets as a loss, it is required to charge off those assets in the period in which they are deemed uncollectible.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC and, since our conversion to a Washington chartered commercial bank, the WDFI, which can order the establishment of additional loss allowances.  Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. At December 31, 2017, special mention assets totaled $1.3 million.

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management's review of our assets, at December 31, 2017, we had classified $6.8 million of our assets as substandard, of which $6.2 million represented a variety of outstanding loans and $610,000 represented the balance of our OREO and repossessed assets.  At that date, we had no assets classified as doubtful or loss.  This total amount of classified assets represented 10.4% of our equity capital and 1.1% of our assets at December 31, 2017.  Classified assets totaled $6.6 million, or 11.0% of our equity capital and 1.1% of our assets at December 31, 2016.

Allowance for Loan Losses.  We maintain an allowance for loan losses to absorb probable loan losses in the loan portfolio.  The allowance is based on ongoing, monthly assessments of the estimated probable incurred losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  Large groups of smaller balance homogeneous loans, such as one-to four-family, small commercial and multifamily real estate, home equity and consumer loans, including floating homes and manufactured homes, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions.  More complex loans, such as commercial and multifamily real estate loans and commercial business loans are evaluated individually for impairment, primarily through the evaluation of the borrower's net operating income and available cash flow and their possible impact on collateral values.

At December 31, 2017, our allowance for loan losses was $5.2 million, or 0.96% of our total loan portfolio, compared to $4.8 million, or 0.96% of our total loan portfolio in 2016.  Specific valuation reserves totaled $896,000 and $863,000 at December 31, 2017 and 2016, respectively.

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

	December 31,
	2017	2016	2015	2014	2013
Balance at beginning of period	$4,822	$4,636	$4,387	$4,177	$4,248
Charge-offs:
One- to four-family	—	72	21	127	560
Home equity	89	15	35	295	593
Commercial and multifamily	24	314	—	47	194
Construction and land	—	—	40	—	7
Manufactured homes	12	—	37	197	143
Other consumer	18	42	77	77	41
Commercial business	—	29	—	—	46
Total charge-offs	143	472	210	743	1,584
Recoveries:
One- to four-family	—	47	—	64	—
Home equity	33	78	36	52	19
Commercial and multifamily	1	—	—	2	32
Construction and land	—	18	—	—	—
Manufactured homes	8	8	8	14	3
Other consumer	20	53	15	21	31
Commercial business	—	—	—	—	78
Total recoveries	62	204	59	153	163
Net charge-offs	81	268	151	590	1,421
Additions charged to operations	500	454	400	800	1,350
Balance at end of period	$5,241	$4,822	$4,636	$4,387	$4,177
Net charge-offs during the period as a percentage of average loans outstanding during the period	0.02%	0.06%	0.03%	0.14%	0.40%
Net charge-offs during the period as a percentage of average nonperforming assets	2.12%	6.27%	5.26%	18.65%	41.16%
Allowance as a percentage of nonperforming loans	229.57%	143.98%	217.65%	114.19%	217.44%
Allowance as a percentage of total loans (end of period)	0.96%	0.96%	1.01%	1.02%	1.07%

Economic conditions have been favorable in our market areas. Housing prices have experienced double-digit growth throughout 2017, with historically low inventory levels. Unemployment rates in many of our market areas remain low as the job market is competitive. The increase in our allowance for loan losses as a percentage of nonperforming loans during 2017 was a result of a decrease in nonperforming loans during the last year due primarily to the reduction of $1.4 million in nonperforming one-to-four- family loans during the year. The allowance for loan losses as a percentage of nonperforming loans was 229.57% and 143.98% as of December 31, 2017 and 2016, respectively.  The unallocated portion of our allowance for loan losses has increased over the past few years as we have experienced a decrease in the amount of loan losses, charge-offs, and impaired loans relative to prior periods.

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows (dollars in thousands):

	December 31,
	2017		2016		2015		2014		2013
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Allocated at end of period to:
One- to four-family	$1,241	28.59%	$1,542	30.37%	$1,839	30.60%	$1,442	30.80%	$1,915	30.02%
Home equity	282	5.16	378	5.53	607	6.85	601	8.03	781	8.96
Commercial and multifamily	1,250	38.38	1,144	36.07	921	38.01	1,244	39.12	300	40.17
Construction and land	375	11.17	459	14.13	382	12.37	399	10.72	318	11.30
Manufactured homes	344	3.11	168	3.09	301	2.99	193	2.90	209	3.44
Floating homes	169	5.29	132	4.78	102	3.95	90	2.70	59	1.42
Other consumer	77	0.89	112	0.78	86	1.05	77	1.21	50	1.20
Commercial business	367	7.41	175	5.25	157	4.18	108	4.52	102	3.49
Unallocated	1,136	—	712	—	241	—	233	—	443	—
Total	$5,241	100.00%	$4,822	100.00%	$4,636	100.00%	$4,387	100.00%	$4,177	100.00%

Investment Activities

State chartered commercial banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured commercial banks and savings banks, certain bankers' acceptances, repurchase agreements and federal funds.  Subject to various restrictions, state commercial banks may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that the institution is otherwise authorized to make directly.  See "- How We Are Regulated – Sound Community Bank" for a discussion of additional restrictions on our investment activities.

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

The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.  Our investment quality emphasizes safer investments with the yield on those investments secondary to not taking unnecessary risk with the available funds.  See "Quantitative and Qualitative Disclosures About Market Risk" for additional information about our interest rate risk management contained in Item 7A. of this report on Form 10-K.

At December 31, 2017, we owned $3.1 million of stock issued by the FHLB.  As a condition of membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated.  At December 31, 2017, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital. See Note 4 in the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K.

	December 31,
	2017		2016		2015
Securities available-for-sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Municipal bonds	$3,240	$3,369	$3,262	$3,353	$1,912	$2,096
Agency mortgage-backed securities	2,030	2,066	2,858	2,904	4,088	4,172
Non-agency mortgage-backed securities	—	—	362	347	449	428
Total available for sale securities	5,270	5,435	6,482	6,604	6,449	6,696
FHLB stock	3,065	3,065	2,840	2,840	2,212	2,212
Total securities	$8,335	$8,500	$9,322	$9,444	$8,661	$8,908

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

During the year ended December 31, 2017, we did not recognize any non-cash OTTI charges on our investment securities. Three agency securities had unrealized losses although management determined the decline in value was not related to specific credit deterioration. We do not intend to sell these securities and it is more likely than not that we will not be required to sell either security before anticipated recovery of the remaining amortized cost basis.  We closely monitor our investment securities for changes in credit risk.  The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them.  If market conditions deteriorate and we determine our holdings of these or other investment securities are OTTI, our future earnings, shareholders' equity, regulatory capital and continuing operations could be materially adversely affected.

Sources of Funds

General.  Our sources of funds are primarily deposits (including deposits from public entities), borrowings, payments of principal and interest on loans and investments and funds provided from operations.
Deposits.  We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms.  Our deposits consist of savings accounts, money market deposit accounts, NOW accounts, demand accounts and certificates of deposit.  We solicit deposits primarily in our market area; however, at December 31, 2017, approximately 3.0% of our deposits were from persons outside the State of Washington.  As of December 31, 2017, core deposits, which we define as our non-time deposit accounts and time deposit accounts less than $250,000, represented approximately 90.8% of total deposits, compared to 88.0% and 85.7% as of December 31, 2016 and December 31, 2015, respectively.  We primarily rely on competitive pricing policies, marketing and client service to attract and retain these deposits and we expect to continue these practices in the future.
The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.  The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand.  We are more susceptible to short-term fluctuations in deposit flows as clients are more interest rate sensitive.  We manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors.  Based on our experience, we believe that our deposits are relatively stable sources of funds.  Despite this stability, our ability to attract and maintain these deposits and the rates paid on them is and will continue to be significantly affected by market conditions.
The following table sets forth our deposit flows during the periods indicated (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Opening balance	$467,731	$440,024	$407,809
Net deposits	43,648	24,999	29,569
Interest credited	3,021	2,708	2,646
Ending balance	$514,400	$467,731	$440,024
Net increase	$46,669	$27,707	$32,215
Percent increase	10.0%	6.3%	7.9%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by us at the dates indicated (dollars in thousands):

	December 31,
	2017		2016		2015
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
Noninterest-bearing demand	$69,094	13.43%	$60,566	12.94%	$48,067	10.92%
Interest-bearing demand	173,413	33.71	150,327	32.14	127,392	28.95
Savings	49,450	9.61	44,879	9.60	38,833	8.83
Money market	54,860	10.66	49,042	10.49	54,046	12.28
Escrow	3,029	0.59	3,175	0.68	2,806	0.64
Total non-maturity deposits	349,846	68.01	307,989	65.85	271,144	61.62
Certificates of deposit:
1.99% or below	154,102	29.96	152,294	32.56	155,409	35.32
2.00 - 3.99%	10,452	2.03	7,448	1.59	13,471	3.06
Total certificates of deposit	164,554	31.99	159,742	34.15	168,880	38.38
Total deposits	$514,400	100.00%	$467,731	100.00%	$440,024	100.00%

Interest-bearing demand accounts increased compared to 2016 as a result of our acquisition of the University Place branch in 2017 and our continued marketing emphasis on our rewards checking product as well our competitively priced interest-bearing demand account. This product is priced and marketed similarly to a money market account however, it does not have the monthly withdrawal and outgoing transfer restrictions like savings and money market accounts. The increase in noninterest-bearing demand accounts was primarily a result of our continued emphasis on attracting relatively low-cost core deposit accounts, in particular from small businesses.  The increase in certificate accounts over the past year was also due to the acquisition of the University Place branch which offset a decrease in public funds certificates

We are a public funds depository and as of December 31, 2017, we had $30.0 million in public funds compared to $39.7 million in public funds at December 31, 2016.  These funds consisted of $29.6 million in certificates of deposit, $194,000 in money market accounts and $134,000 in checking accounts at December 31, 2017.  These accounts must be 50% collateralized if the amount on deposit exceeds FDIC insurance of $250,000.  We use letters of credit from the FHLB as collateral for these funds.

The following table shows rate and maturity information for our certificates of deposit at December 31, 2017 (dollars in thousands):

	0.00-1.99%	2.00-3.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:
March 30, 2018	$11,496	$75	$11,571	7.03%
June 30, 2018	18,742	—	18,742	11.39
September 30, 2018	16,784	—	16,784	10.20
December 31, 2018	19,663	—	19,663	11.95
March 30, 2019	39,383	—	39,383	23.93
June 30, 2019	16,354	—	16,354	9.94
September 30, 2019	1,882	4,621	6,503	3.95
December 31, 2019	2,156	3,760	5,916	3.60
March 30, 2020	2,948	—	2,948	1.79
June 30, 2020	1,295	—	1,295	0.79
September 30, 2020	2,444	—	2,444	1.49
December 31, 2020	1,139	—	1,139	0.69
Thereafter	19,816	1,996	21,812	13.25
Total	$154,102	$10,452	$164,554	100.00%
Percent of total	93.65%	6.35%	100.00%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2017 (in thousands):

	Maturity
	3 months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
Certificates of deposit less than $100,000	$6,993	$8,215	$13,308	$32,085	$60,601
Certificates of deposit of $100,000 or more	4,577	10,526	23,138	65,712	103,953
Total certificates of deposit	$11,570	$18,741	$36,446	$97,797	$164,554

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

We are a member of and obtain advances from the FHLB, which is part of the Federal Home Loan Bank System.  The eleven regional Federal Home Loan Banks provide a central credit facility for their member institutions.  These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing.  We have entered into a loan agreement with the FHLB pursuant to which Sound Community Bank may borrow up to approximately 35% of total assets, secured by a blanket pledge on a portion of our residential mortgage portfolio including one- to four family first and second mortgage loans, and commercial and multifamily real estate loans.  Based on eligible collateral, the total amount available under this agreement as of December 31, 2017 was $217.6 million.  At the same date, we had $59.0 million in FHLB advances outstanding with maturities between zero and one year.  We also had outstanding letters of credit from the FHLB with a notional amount of $14.5 million at December 31, 2017.  We plan to rely in part on FHLB advances to fund asset and loan growth.  We also use short-term advances to meet short term liquidity needs.  We are required to own stock in the FHLB based on the amount of our advances.

From time to time, we also may borrow from the Federal Reserve Bank of San Francisco's "discount window" for overnight liquidity needs, although we have not borrowed from the discount window in recent years.

The following table sets forth the maximum balance and average balance of borrowings for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Maximum balance:
FHLB advances	$61,500	$59,846	$44,988
Average balances:
FHLB advances	$29,791	$36,609	$24,626
Weighted average interest rate:
FHLB advances	1.16%	0.58%	0.43%

The following table sets forth certain information about our borrowings at the dates indicated (dollars in thousands):

	As of December 31,
	2017	2016	2015
FHLB advances	$59,000	$54,792	$40,435
Weighted-average interest rate:
FHLB advances	1.63%	0.82%	0.39%

Subsidiary and Other Activities

Sound Financial Bancorp has one subsidiary, Sound Community Bank.

Competition

We face competition in attracting deposits and originating loans. Competition in originating real estate loans comes primarily from commercial banks, credit unions, life insurance companies and mortgage brokers. Commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.  Commercial business competition is primarily from local commercial banks, but credit unions also compete for this business. We compete by consistently delivering high-quality, personal service to our clients which results in a high level of client satisfaction.

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

We attract our deposits through our branch offices and web site.  Competition for those deposits is principally from savings banks, commercial banks and credit unions, as well as mutual funds and other alternative investments.  We compete for these deposits by offering superior service, online and mobile access and a variety of deposit accounts at competitive rates.  Based on the most recent data provided by the FDIC, there are approximately 45 other commercial banks and savings banks operating in the Seattle MSA, which includes King, Snohomish and Pierce Counties.  Based on the most recent branch deposit data provided by the FDIC, our share of deposits in the Seattle MSA is approximately 0.2%.  The five largest financial institutions in that area have 72.1% of those deposits.  In Clallam County there are nine other commercial banks and savings banks.  Our share of deposits in Clallam County was the second highest in the county at approximately 16.1%, with the five largest institutions in that county having 76.3% of the deposits.  In Jefferson County there are six other commercial banks and savings banks.  Our share of deposits in Jefferson County is approximately 6.49%, while the five largest institutions in that county have 81.88% of those deposits.

How We Are Regulated

General.  On December 28, 2012, Sound Community Bank converted from a federally chartered savings bank to a Washington state-chartered commercial bank.   As a Washington commercial bank, Sound Community Bank's regulators are the WDFI and the FDIC, rather than the OCC.  The Federal Reserve is the primary federal regulator for Sound Financial Bancorp.  A brief description of certain laws and regulations that are applicable to Sound Financial Bancorp and Sound Community Bank is set forth below.  This description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.  Legislation is introduced from time to time in the United States Congress or the Washington State Legislature that may affect the operations of Sound Financial Bancorp and Sound Community Bank.  In addition, the regulations governing us may be amended from time to time.  Any such legislation or regulatory changes in the future could adversely affect our operations and financial condition.

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

Regulatory Reform.  On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act").  The Dodd-Frank Act imposed various restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions.  The following discussion summarizes significant aspects of the Dodd-Frank Act that affect us.

The following aspects of the Dodd-Frank Act are related to our operations:

●
The Consumer Financial Protection Bureau (the "CFPB"), an independent consumer compliance regulatory agency, was established within the Federal Reserve. The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority over financial institutions with total assets over $10 billion with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like Sound Community Bank, are subject to supervision and enforcement by their primary federal banking regulator with respect to federal consumer financial protection laws and regulations. The CFPB also has authority to promulgate new consumer financial protection regulations and amend existing consumer financial protection regulations.

●	The Federal Reserve must require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.
●	The prohibition on payment of interest on demand deposits was repealed.
●	Deposit insurance increased to $250,000.
●	The deposit insurance assessment base for FDIC insurance is the depository institution's average consolidated total assets less average tangible equity during the assessment period.
●
The minimum reserve ratio of the Deposit Insurance Fund ("DIF") increased to 1.35 percent of estimated annual insured deposits or the comparable percentage of the assessment base; however, the FDIC is directed to "offset the effect" of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion. Pursuant to the Dodd-Frank Act, the FDIC issued a rule setting a designated reserve ratio at 2.0% of insured deposits.

●
Tier 1 capital treatment for "hybrid" capital items like trust preferred securities was eliminated subject to various grandfathering and transition rules. The federal banking agencies have promulgated rules on regulatory capital for both depository institutions and their holding companies, including leverage capital and risk-based capital measures at least as stringent as those applicable to Sound Community Bank under the prompt corrective action regulations. See "-Capital Rules"

●
A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

●
Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain "significant" matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

●
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

Regulation of Sound Community Bank

General.  Sound Community Bank, as a state-chartered commercial bank, is subject to applicable provisions of Washington law and to regulations and examinations of the WDFI.  As an insured institution, it also is subject to examination and regulation by the FDIC, which insures the deposits of Sound Community Bank to the maximum permitted by law. During these state or federal regulatory examinations, the examiners may require Sound Community Bank to provide for higher general or specific loan loss reserves, which can impact our capital and earnings. This regulation of Sound Community Bank is intended for the protection of depositors and the Deposit Insurance Fund of the FDIC and not for the purpose of protecting shareholders of Sound Community Bank or Sound Financial Bancorp.  Sound Community Bank is required to maintain minimum levels of regulatory capital and is subject to certain limitations on the payment of dividends to Sound Financial Bancorp.  See "- Capital Rules" and "-Limitations on Dividends and Other Capital Distributions."

Regulation by the WDFI and the FDIC.  State law and regulations govern Sound Community Bank's ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make other loans, to invest in securities, to offer various banking services to its clients, and to establish branch offices.  As a state commercial bank, Sound Community Bank must pay semi-annual assessments, examination costs and certain other charges to the WDFI.

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

Loans in excess of the supervisory loan-to-value ratio limitations must be identified in Sound Community Bank's records and reported at least quarterly to Sound Community Bank's Board of Directors.  Sound Community Bank is in compliance with the records and reporting requirements. As of December 31, 2017, Sound Community Bank's aggregate loans in excess of the supervisory loan-to-value ratios were $8.1 million.

The FDIC and the WDFI must approve any merger transaction involving Sound Community Bank as the acquirer, including an assumption of deposits from another depository institution. The FDIC generally is authorized to approve interstate merger transactions without regard to whether the transaction is prohibited by the law of any state.  Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are also be subject to the nationwide and statewide insured deposit concentration amounts described below.  The Dodd-Frank Act permits de novo interstate branching for banks.

Insurance of Accounts.  The DIF of the FDIC insures deposit accounts in Sound Community Bank up to $250,000 per separately insured depositor.

The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution applied to its deposit base, which is their average consolidated total assets minus its Tier 1 capital.  No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

Effective July 1, 2016, the FDIC commenced calculating assessments for small institutions so that assessment rates for small institutions (those with assets of less than $10 billion) are based on an institution's weighted average CAMELS component ratings and certain financial ratios.  Assessment rates range from 3 to 16 basis points for institutions with CAMELS composite ratings of 1 or 2, 6 to 30 basis points for those with CAMELS composite ratings of 3, and 16 to 30 basis points for those with CAMELS composite ratings of 4 or 5, subject to certain adjustments.  Assessment rates are expected to decrease in the future as the reserve ratio increases in specified increments to the 1.35% ratio required by the Dodd-Frank Act.

As required by the Dodd Frank Act, the FDIC has adopted a rule to offset the effect of the increase in the minimum reserve ratio of the DIF on small institutions by imposing a surcharge on institutions with assets of $10 billion or more commencing on July 1, 2016 and ending when the reserve ratio reaches 1.35%.  This surcharge period is expected to end by December 31, 2018.  Small institutions will receive credits for the portions of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%.  Subject to certain limitations, the credits will apply to reduce regular assessments until exhausted

Transactions with Related Parties.  Transactions between Sound Community Bank and its affiliates are required to be on terms as favorable to Sound Community Bank as transactions with non-affiliates, and certain of these transactions, such as loans to an affiliate, are restricted to a percentage of Sound Community Bank's capital and require eligible collateral in specified amounts.  Sound Financial Bancorp is an affiliate of Sound Community Bank.

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

Capital Rules.  Effective January 1, 2015 (with some provisions transitioned into full effectiveness over several years), Sound Financial Bancorp and Sound Community Bank are subject to the capital regulations adopted by the Federal Reserve and the FDIC pursuant to the Dodd-Frank Act.  Under these capital regulations, the minimum capital ratios are: (1) a common equity Tier 1 ("CET1") capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets, and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%.  CET1 generally consists of common stock, retained earnings, accumulated other comprehensive income ("AOCI") unless an institution elects to exclude AOCI from regulatory capital, as discussed below, and certain minority interests, all subject to applicable regulatory adjustments and deductions.  Tier 1 capital generally includes CET1 and noncumulative perpetual preferred stock, less most intangible assets, subject to certain adjustments.  Total capital consists of Tier 1 and Tier 2 Capital.  Tier 2 capital, which is limited to 100 percent of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock that may be included in Tier 2 capital is limited to 50 percent of Tier 1 capital.  Risk-weighted assets are determined under the capital regulations, which assign risk-weights to all assets and to certain off-balance sheet items.

These regulations include the phasing-out of certain instruments as qualifying capital.  Mortgage servicing and deferred tax assets over designated percentages of CET1 are deducted from capital.  In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities, unless an institution elects to opt out of such inclusion, if eligible to do so.  We have elected to permanently opt-out of the inclusion of AOCI in our capital calculations.

The capital regulations include a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% risk weight for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and a 250% risk weight for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1 and total capital ratios, Sound Financial Bancorp and Sound Community Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses.  The capital conservation buffer requirement began to phase in on January 1, 2016, when a buffer greater than 0.625% of risk-weighted assets was required, which amount increases each year until the buffer requirement is fully implemented on January 1, 2019.

Under the FDIC's prompt corrective action standards, in order to be considered well-capitalized, a bank must have a ratio of CET1 capital to risk-weighted assets of at least 6.5%, a ratio of Tier 1 capital to risk-weighted assets of at least 8%, a ratio of total capital to risk-weighted assets of at least 10%, and a leverage ratio of at least 5%, and the bank must not be subject to a regulatory capital requirement imposed on it as an individual bank.  In order to be considered adequately capitalized, a bank must have the minimum capital ratios described above.  Institutions with lower capital ratios are assigned to lower capital categories.  Based on safety and soundness concerns, the FDIC may assign an institution to a lower capital category than would originally apply based on its capital ratios.  The FDIC is also authorized to require Sound Community Bank to maintain additional amounts of capital in connection with concentrations of assets, interest rate risk, and certain other items.  The FDIC has not imposed such a requirement on Sound Community Bank.

An institution that is not well capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits.  An institution that is not at least adequately capitalized is subject to numerous additional restrictions, and a guaranty by its holding company is required.  An institution with a ratio of tangible equity to total assets of 2.0% or less is subject to appointment of the FDIC as receiver if its capital level does not improve in timely fashion.  When the FDIC as receiver liquidates an institution, the claims of depositors and the FDIC as their successor have priority over other unsecured claims against the institution.

As of December 31, 2017, Sound Financial Bancorp and Sound Community Bank are well capitalized under applicable regulations and both meet the capital conservation buffer requirement.

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

Community Reinvestment and Consumer Protection Laws. In connection with its lending and other activities, Sound Community Bank is subject to a number of federal laws designed to protect clients and promote lending to various sectors of the economy and population. These include, among others, the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Community Reinvestment Act ("CRA"). Among other things, these laws:

●	require lenders to disclose credit terms in meaningful and consistent ways;
●	prohibit discrimination against an applicant in a credit transaction;
●	prohibit discrimination in housing-related lending activities;
●	require certain lenders to collect and report applicant and borrower data regarding home loans;
●	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;
●	prohibit certain lending practices and limit escrow account amounts with respect to real estate loan transactions;
●	require financial institutions to implement identity theft prevention programs and measures to protect the confidentiality of consumer financial information; and
●	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

The CFPB has authority to amend existing consumer protection regulations and implement new regulations, and is charged with examining the compliance of financial institutions with assets in excess of $10 billion with these rules.  Sound Community Bank's compliance with consumer protection rules is examined by the WDFI and the FDIC since it does not meet this $10 billion asset level threshold.

In addition, federal regulations limit the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties.  The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.

The CRA requires the appropriate federal banking agency to assess the bank's record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods.  The FDIC examines Sound Community Bank for compliance with its CRA obligations.  Under the CRA, institutions are assigned a rating of "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance" and the appropriate federal banking agency is to take this rating into account in the evaluation of certain applications of the institution, such as an application relating to a merger or the establishment of a branch.  An unsatisfactory rating may be the basis for the denial of such an application.  The CRA also requires that all institutions make public disclosures of their CRA ratings. Sound Community Bank received a "satisfactory" rating in its most recent CRA evaluation.  Under the law of the state of Washington, Sound Community Bank has a similar obligation to meet the credit needs of the communities it serves, and is subject to examination by the WDFI for this purpose, including assignment of a rating.  An unsatisfactory rating may be the basis for denial of certain applications by the WDFI.

Bank Secrecy Act / Anti-Money Laundering Laws. Sound Community Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001.  These laws and regulations require Sound Community Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their clients.  Violations of these requirements can result in substantial civil and criminal sanctions.  In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing mergers and acquisitions.

Federal Home Loan Bank System.  Sound Community Bank is a member of the FHLB, one of the 11 regional Federal Home Loan Banks in the Federal Home Loan Bank System.  The Federal Home Loan Bank System provides a central credit facility for member institutions.  As a member of the FHLB, the Bank is required to hold shares of capital stock in that FHLB.  At December 31, 2017, the Bank had $3.1 million in FHLB stock, which was in compliance with this requirement.  Sound Community Bank received $57,000 in dividends from the FHLB for the year ended December 31, 2017.

The Federal Home Loan Banks have continued to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of dividends paid by the FHLB and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Sound Community Bank's FHLB stock may result in a corresponding reduction in its capital.

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

Capital Requirements for Sound Financial Bancorp.  Sound Financial Bancorp is subject to the capital rules described under the caption "Capital Rules" above.  The Federal Reserve expects a holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations.  In addition, a bank holding company must serve as a source of financial strength for its depository institution subsidiaries.

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

Limitations on Dividends and Stock Repurchases

Sound Financial Bancorp.  Sound Financial Bancorp's ability to declare and pay dividends is subject to the Federal Reserve's limits, including the capital conservation buffer requirement, and Maryland law, and may depend on its ability to receive dividends from Sound Community Bank.

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

Sound Community Bank. The amount of dividends payable by Sound Community Bank to Sound Financial Bancorp depends upon Sound Community Bank's earnings and capital position, and is limited by federal and state laws, regulations and policies, including the capital conservation buffer requirement.  Sound Community Bank may not declare or pay a cash dividend on its capital stock if the payment would cause its net worth to be reduced below the amount required for its liquidation account.  Dividends on Sound Community Bank's capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of Sound Community Bank without the approval of the WDFI.

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

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses.  For businesses, the Tax Act reduces the corporate federal income tax rate from a maximum of 35% to a flat 21% rate.  The corporate income tax rate reduction was effective January 1, 2018.  The Tax Act required a revaluation the Company's deferred tax assets and liabilities to account for the future impact of lower corporate income tax rates and other provisions of the legislation.  As a result of the Company's revaluation, the net deferred tax asset ("DTA") was reduced through an increase to the provision for income tax.  The revaluation of our DTA balance resulted in a one-time increase for the year ended December 31, 2017 to federal income tax of $309,000.   In addition, the legislation could negatively impact our clients because it lowers the existing caps on mortgage interest deductions and limits the state and local tax deductions.  These changes could make it more difficult for borrowers to make their loan payments, could also negatively impact the housing market, which could adversely affect our business and loan growth.

We had no unrecognized tax benefits at December 31, 2017 and at December 31, 2016.

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

Employees

At December 31, 2017, we had a total of 109 full-time employees and 12 part-time employees.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

Executive Officers of Sound Financial Bancorp and Sound Community Bank

Officers are elected annually to serve for a one year term.  There are no arrangements or understandings between the officers and any other person pursuant to which he or she was or is to be selected as an officer.

Laura Lee Stewart.  Ms. Stewart, age 68, is currently President and Chief Executive Officer of Sound Community Bank and Sound Financial Bancorp.  Prior to joining Sound Community Bank as its President in 1989, when it was a credit union, Ms. Stewart was Senior Vice President/Retail Banking at Great Western Bank.  Ms. Stewart was selected as an inaugural member of the FDIC Community Bank Advisory Board and completed her term in 2011.  In 2011, Ms. Stewart was appointed to the inaugural Consumer Financial Protection Bureau board and completed her term in 2013.  She also served as Chair of the ABA Government Relations Council and is the past Chair of the Washington Bankers Association.  In 2011 and again in 2015 and 2017, The American Banker honored her as one of the top 25 Women to Watch in banking. In 2016, Ms. Stewart was recognized as a Women of Influence by the Puget Sound Business Journal.  Ms. Stewart was named Vice Chair of the American Bankers Association in 2017 and was appointed to the Seattle Branch Federal Reserve Board commencing in January 2018.  Ms. Stewart also is a member of the National Arthritis Foundation's board of directors as well as serving as the immediate Past Chair of the board of directors of Woodland Park Zoo.

Matthew P. Deines.  Mr. Deines, age 44, has served as Chief Financial Officer of Sound Community Bank since 2002 and was appointed Executive Vice President in January 2005.  Mr. Deines has also served as Chief Financial Officer and Executive Vice President of Sound Financial Bancorp (and its predecessor company) since its incorporation in 2008.  Mr. Deines currently is responsible for management of our accounting, financial reporting, and information technology functions and is chair of Sound Community Bank's Asset-Liability Management Committee.  Prior to joining Sound Community Bank, Mr. Deines was an Audit Supervisor with McGladrey and Pullen, LLP and received his Washington CPA certificate in 2000.  Mr. Deines received a Bachelor of Science Degree from Loyola Marymount University.  He received a Master of Business Administration Degree from the University of Washington in June 2010.  Mr. Deines is a member of the Board of Directors for Northwest Research Associates. He is a member of the School Commission and Executive Committee for St. John Catholic Parish and currently volunteers as a sports coach for St. John Catholic Parish, Seattle Parks and Recreation, and Ballard Little League.

Elliott Pierce. Mr. Pierce, age 61, was appointed Senior Vice President and Chief Credit Officer of Sound Community Bank in April 2015 and was appointed Executive Vice President in January 2016.  Mr. Pierce is responsible for management of the Bank's Lending and Credit Administration functions, and is a member of the Bank's Loan Committee.  Prior to joining Sound Community Bank, Mr. Pierce was a Senior Vice President and Credit Administrator with Union Bank N.A.  Mr. Pierce received his Bachelor of Arts Degree from the University of Washington and his Master of Business Administration from Seattle Pacific University.  Mr. Pierce is also a graduate of the Pacific Coast Banking School.

Christina Gehrke. Ms. Gehrke, age 53, was appointed Senior Vice President and Chief Administrative Officer of Sound Community Bank in October 2015 and was appointed Executive Vice President in January 2017.  Her responsibilities include, among other things, overseeing project management, vendor management, human resources, facilities management and marketing functions at the Bank.  Ms. Gehrke previously served as Chief Accounting and Administrative Officer of the Federal Home Loan Bank of Seattle ("FHLB Seattle") where she was employed for 17 years.  Ms. Gehrke's responsibilities at the FHLB Seattle included overseeing the accurate and timely reporting of SEC periodic reports, the preparation of consolidated financial statements, SEC reporting and analysis, compliance with SOX policies and procedures, data management as well as facilities management.

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

Six of our eight offices are leased.  The operating leases contain renewal options and require us to pay property taxes and operating expenses for the properties.  Our total rental expense for each of the years ended December 31, 2017 and 2016 was $1.1 million and $1.0 million, respectively.  The aggregate net book value of our land, buildings, leasehold improvements, furniture and equipment was $7.4 million at December 31, 2017.  See also Note 7 in the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K.  In the opinion of management, the facilities are adequate and suitable for our current needs.  We may open additional banking offices to better serve current clients and to attract new clients in subsequent years.

The following table sets forth certain information concerning our main office, our branch offices and our loan production office at December 31, 2017:

Location	Year opened	Owned or leased	Lease expiration date
Main office:
Third and Battery Seattle, WA 98121	2017	Leased	2029

Branch offices:
Seattle Branch 2001 5th Avenue Seattle, WA 98121	1993	Leased	2020 (1)

Cedar Plaza Branch 22807 44th Avenue West Mountlake Terrace, WA 98043	2004	Leased	2025 (2)

Tacoma Branch 2941 S. 38th Street Tacoma, WA 98409	2009	Leased	2019 (3)

Port Ludlow Branch 9500 Oak Bay Road, Suite A. Port Ludlow, WA 98365	2014	Owned

Sequim Branch 645 W. Washington Street Sequim, WA 98382	1997	Owned

Port Angeles Branch 110 N. Alder Street Port Angeles, WA 98682	2010	Leased	2028 (3)

University Place Branch 4922 Bridgeport Way West University Place, WA 98467	2017	Leased	2023 (2)

Loan Production Offices:
Madison Park Loan Office 3101 E. Madison Street Seattle, WA 98112	2013	Leased	2019 (4)

Creekside Loan Office 990 E. Washington Street, Suite F Sequim, WA 98382	2017	Owned

(1)	Lease contains no renewal option.
(2)	Lease provides for one five-year renewal.
(3)	Lease provides for two five-year renewals.
(4)	Lease provides for three three-year renewals.

We maintain depositor and borrower client files in a service bureau environment, utilizing a telecommunications network, portions of which are leased. Management has a disaster recovery plan in place with respect to the data processing system, as well as our operations as a whole.

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

	Stock Price		Dividends
2017 Quarters	High	Low	Per Share
Fourth Quarter (ended 12/31/2017)	$34.02	$34.00	$0.100
Third Quarter (ended 9/30/2017)	$34.00	$29.56	$0.300	(1)
Second Quarter (ended 6/30/2017)	$31.59	$29.36	$0.100
First Quarter (ended 3/31/2017)	$31.90	$27.43	$0.100

	Stock Price		Dividends
2016 Quarters	High	Low	Per Share
Fourth Quarter (ended 12/31/2016)	$29.90	$23.81	$0.075
Third Quarter (ended 9/30/2016)	$25.25	$24.20	$0.075
Second Quarter (ended 6/30/2016)	$24.25	$23.00	$0.075
First Quarter (ended 3/31/2016)	$23.54	$21.54	$0.075
_____________________________
(1)  Includes a special dividend of $0.20 per share paid on the Company's common stock during the third quarter of 2017.

At December 31, 2017, there were 2,511,127 shares outstanding and the closing price of our common stock on that date was $34.02.  On that date, we had approximately 246 shareholders of record.

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

Equity Compensation Plan Information

The equity compensation plan information presented in Part III, Item 12 of this Form 10-K is incorporated herein by reference.

Issuer Purchases of Equity Securities

The Company may repurchase shares of its common stock from time-to-time in open market transactions. The timing, volume and price of purchases are made at our discretion, and are contingent upon our overall financial condition, as well as general market conditions.  The Company did not make any stock repurchases during the fourth quarter of 2017 and as of December 31, 2017, the Company did not have any authorized stock repurchase programs.

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

	As of December 31,
	2017	2016	2015
Selected Financial Condition Data:
Total assets	$645,244	$588,383	$540,760
Total loans, net	543,354	495,179	454,833
Loans held-for-sale	1,777	871	2,091
Available for sale securities, at fair value	5,435	6,604	6,696
Bank-owned life insurance, net	12,750	12,082	11,746
Other real estate owned and repossessed assets, net	610	1,172	769
FHLB stock, at cost	3,065	2,840	2,212
Total deposits	514,400	467,731	440,024
Borrowings	59,000	54,792	40,435
Stockholders' equity	65,160	60,275	54,520

	Year Ended December 31,
	2017	2016	2015
Selected Operations Data:
Total interest income	$27,449	$25,050	$22,453
Total interest expense	3,368	2,919	2,752
Net interest income	24,081	22,131	19,701
Provision for loan losses	500	454	400
Net interest income after provision for loan losses	23,581	21,677	19,301
Service charges and fee income	1,895	2,508	2,605
Gain on sale of loans	1,071	1,366	1,301
Mortgage servicing income	566	907	1,050
Loss on sale of securities	—	—	(31)
Earnings on cash surrender value of BOLI	327	336	338
Total noninterest income	3,859	5,117	5,263
Salaries and benefits	10,733	10,505	9,223
Operations expense	4,348	4,361	3,995
Occupancy expense	1,889	1,526	1,493
Net losses and expenses on OREO and repossessed assets	110	6	311
Other noninterest expense	2,167	2,323	2,463
Total noninterest expense	19,247	18,721	17,485
Income before provision for income taxes	8,193	8,073	7,079
Provision for income taxes	3,068	2,695	2,289
Net income	$5,125	$5,378	$4,790

	Year Ended December 31,
	2017	2016	2015
Selected Financial Ratios and Other Data:
Performance ratios:
Return on assets (ratio of net income to average total assets)	0.87%	0.97%	0.95%
Return on equity (ratio of net income to average equity)	8.13	9.37	8.93
Dividend payout ratio	29.37	13.84	11.98
Interest rate spread information:
Average during period	4.15	4.14	4.06
End of period	3.95	4.10	4.17
Net interest margin (1)	4.30	4.26	4.17
Noninterest income to total net revenue (2)	13.81	18.78	21.08
Noninterest expense to average total assets	3.25	3.39	3.47
Average interest-earning assets to average interest-bearing liabilities	123.93	120.92	119.44
Efficiency ratio	68.89	68.71	70.04
Asset quality ratios:
Nonperforming assets to total assets at end of period	0.45	0.77	0.54
Nonperforming loans to total loans	0.42	0.67	0.47
Allowance for loan losses to nonperforming loans	229.57	143.98	217.65
Allowance for loan losses to total loans	0.96	0.96	1.01
Net charge-offs to average loans outstanding	0.02	0.06	0.03
Capital ratios:
Equity to total assets at end of period	10.10	10.24	10.08
Average equity to average assets	10.64	10.39	10.66
Other data:
Number of full service offices	7	6	6

(1)	Net interest income divided by average interest earning assets.
(2)	Noninterest income divided by the sum of noninterest income and net interest income.

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

Overview

Our principal business consists of attracting deposits from the general public and local governments and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial and multifamily real estate, consumer and commercial business loans and construction and land loans.  We offer a wide variety of secured and unsecured consumer loan products, including manufactured home loans, floating home loans, automobile loans, boat loans and recreational vehicle loans.  We intend to continue emphasizing our residential mortgage, commercial and multifamily real estate and commercial business lending, while continuing to originate home equity and consumer loans.  As part of our business, we focus on residential mortgage loan originations, many of which we sell to Fannie Mae and a portion of which we retain for our loan portfolio consistent with our asset/liability objectives.  We sell many of these loans with servicing retained to maintain the direct client relationship and continue our emphasis on strong client service.  We originated $109.7 million, $142.7 million and $112.3 million of one- to four-family residential mortgage loans during the years ended December 31, 2017, 2016 and 2015, respectively.  During these same periods, we sold $52.0 million, $85.1 million and $72.6 million, respectively, of one- to four-family residential mortgage loans.

Our operating revenues are derived principally from earnings on interest earning assets, service charges and fees, and gains on the sale of loans. Our primary sources of funds are deposits, FHLB advances, and payments received on loans and securities.  We offer a variety of deposit accounts that provide a wide range of interest rates and terms, including savings, money market, NOW, interest bearing and noninterest bearing demand accounts, and certificates of deposit.

Our noninterest expenses consist primarily of salaries, incentive pay, commissions, and employee benefits, expenses for occupancy, online and mobile services, marketing, professional fees, data processing, charitable contributions, FDIC deposit insurance premiums and regulatory expenses.  Salaries and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, directors' fees, retirement expenses, share-based compensation and other employee benefits.  Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, property taxes, depreciation charges, maintenance and the cost of utilities.

Our strategic plan targets consumers, small and medium size businesses, and professionals in our market area for loans and deposits.  In pursuit of these goals and by managing the size of our loan portfolio, we focus on including a significant amount of commercial business and commercial and multifamily real estate loans in our portfolio. A significant portion of these loans have adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages.  Our commercial loan portfolio (commercial and multifamily real estate and commercial business loans) increased to $252.1 million or 45.8% of our loan portfolio at December 31, 2017, from $207.3 million or 41.3% of our loan portfolio at December 31, 2016, and $194.6 million or 42.2% of our loan portfolio at December 31, 2015.  In addition to higher balances in commercial lending, we also benefit from additional lending opportunities in our consumer loan portfolio.  Our consumer portfolio, which includes manufactured and floating homes and other consumer loans, increased to $51.1 million or 9.3% of our loan portfolio at December 31, 2017, from $43.4 million or 8.7% of our loan portfolio at December 31, 2016, and $36.8 million or 8.0% of our loan portfolio as of December 31, 2015.  Additional commercial and multifamily real estate and consumer loans have improved our net interest income and helped further diversify our loan portfolio mix.

Our provision for loan losses expense was significantly lower in 2017, 2016 and 2015 than during the three previous years and reflects decreased levels of delinquencies, classified loans and net charge-offs.

Recent Accounting Standards

For a discussion of recent accounting standards, please see Note 2 - Accounting Pronouncements Recently Issued or Adopted in the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K.

Critical Accounting Policies

Certain of our accounting policies are important to an understanding of our financial condition, since they require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for other-than-temporary impairment of securities, accounting for mortgage servicing rights, accounting for other real estate owned, and accounting for deferred income taxes. For additional information on our accounting policies see "Note 1 - Organization and Significant Accounting Principles" in the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K.

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

Business and Operating Strategies and Goals

Our goal is to deliver returns to shareholders by increasing higher-yielding assets (including consumer, commercial and multifamily real estate and commercial business loans), increasing lower costing core deposit balances, managing expenses, managing problem assets and exploring expansion opportunities. We seek to achieve these results by focusing on the following objectives:

Focusing on Asset Quality.  We believe that strong asset quality is a key to our long-term financial success. We are focused on monitoring existing performing loans, resolving nonperforming assets and selling foreclosed assets. Nonperforming assets have decreased to $2.9 million at December 31, 2017 from $4.5 million at December 31, 2016. We continue to seek to reduce the level of non-performing assets through collections, write-downs, modifications and sales of OREO. We also take proactive steps to resolve our non-performing loans, including negotiating payment plans, forbearances, loan modifications and loan extensions and accepting short payoffs on delinquent loans when such actions have been deemed appropriate. Our goal is to maintain or improve upon our level of nonperforming assets by managing all segments of our loan portfolio in order to proactively identify and mitigate risk.

Improving Earnings by Expanding Product Offerings. We intend to prudently maintain the percentage of our assets consisting of higher-yielding commercial and multifamily real estate and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations than one-to four- family mortgage loans while maintaining our focus on residential lending.  With our long experience and expertise in residential lending we believe we can be effective in capturing mortgage banking opportunities. We continue to develop correspondent relationships to sell nonconforming mortgage loans servicing-released. We also intend to selectively add additional products to further diversify revenue sources and to capture more of each client's banking relationship by offering loan and deposit products and additional services to our clients.   We intend to further build relationships with medium and small businesses through new and improving existing product offerings including remote deposit capture, online and mobile cash management, and online tools for wires, ACH and bill payment.

Emphasizing lower cost core deposits to manage the funding costs of our loan growth.  Our strategic focus is to emphasize total relationship banking with our clients to internally fund our loan growth.  We are also focused on reducing wholesale funding sources, including FHLB advances, through the continued growth of core deposits.  We believe that a continued focus on client relationships will help increase the level of core deposits and retail certificates of deposit from consumers and businesses in our market area. We intend to increase demand deposits by growing retail and business banking relationships.   New technology and services are generally reviewed for business development and cost saving opportunities.  We continue to experience growth in client use of our online and mobile banking services, which allow clients to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying while providing our clients greater flexibility and convenience in conducting their banking. In addition to our retail branches, we maintain state of the art technology-based products, such as business cash management, business remote deposit products, business and consumer mobile banking applications and consumer remote deposit products.  Total deposits increased to $514.4 million at December 31, 2017, from $467.7 million at December 31, 2016, and $440.0 million at December 31, 2015.  At December 31, 2017, core deposits, which we define as our non-time deposit accounts and time deposit accounts of less than $250,000, increased $55.8 million to $467.3 million, while FHLB advances increased $4.2 million to $59.0 million from December 31, 2016.

Maintaining Our Client Service Focus.  Exceptional service, local involvement (including volunteering and contributing to the communities where we are located) and timely decision-making are integral parts of our business strategy.  Our employees understand the importance of delivering exemplary customer service and seeking opportunities to build relationships with our clients to enhance our market position and add profitable growth opportunities.  We compete with other financial service providers by relying on the strength of our customer service and relationship banking approach.  We believe that one of our strengths is that our employees are also significant shareholders through our employee stock ownership ("ESOP") and 401(k) plans.  We also offer incentives that are designed to reward employees for achieving high quality client relationship growth.

Expanding our presence within our existing and contiguous market areas and by capturing business opportunities resulting from changes in the competitive environment.  We believe that opportunities currently exist within our market area to grow our franchise.  During 2017, we completed the acquisition of our University Place branch, located in Pierce County, Washington, resulting in an increase in deposits and cash balances of $14.5 million.  We anticipate continued organic growth as the local economy and loan demand remains strong, through our marketing efforts and as a result of the opportunities created as a result of the consolidation of financial institutions that is occurring in our market area.  In addition, by delivering high quality, client-focused products and services, we expect to attract additional borrowers and depositors and thus increase our market share and revenue generation.  We continue to be disciplined as it pertains to future expansion, acquisitions and de novo branching focusing on the markets in Western Washington, which we know and understand.

Comparison of Financial Condition at December 31, 2017 and December 31, 2016

General.   Total assets increased by $56.9 million, or 9.7%, to $645.2 million at December 31, 2017 from $588.4 million at December 31, 2016.  This increase was primarily the result of a $48.2 million, or 9.7%, increase in our net loan portfolio, and a $6.1 million, or 11.2%, increase in cash and cash equivalents.  Asset growth was funded by a $46.7 million, or 10.0%, increase in deposits and a $4.2 million, or 7.7%, increase in borrowings.

Cash and Securities.  Cash, cash equivalents and our available-for-sale securities increased by $4.9 million, or 8.1%, to $66.1 million at December 31, 2017.  Cash and cash equivalents increased by $6.1 million, or 11.2%, to $60.7 million at December 31, 2017, primarily as a result of our acquisition of the University Place branch in 2017.  Available-for-sale securities, which consist primarily of agency mortgage-backed securities, decreased by $1.2 million, or 17.7%, to $5.4 million at December 31, 2017 from $6.6 million at December 31, 2016, primarily as a result of principal repayments on securities during the year and the full redemption of a non-agency mortgage-backed security totaling $347,000.

At December 31, 2017, our securities portfolio consisted of seven agency mortgage-backed securities and eight municipal securities with a fair value of $5.4 million.  At December 31, 2016, our securities portfolio consisted of nine agency mortgage-backed securities, one non-agency mortgage-backed security and eight municipal bonds with a fair value of $6.6 million.

During the year ended December 31, 2017 we did not recognize any non-cash OTTI charges on our investment securities.  At December 31, 2017, three municipal securities had unrealized losses but management determined the decline in value was not related to specific credit deterioration.  The unrealized losses were caused by changes in interest rates and the widening of market spreads subsequent to purchase of these securities.  We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before anticipated recovery of the remaining amortized cost basis.

Loans.  Our total loan portfolio, excluding loans held-for-sale, increased $48.6 million, or 9.7%, to $548.6 million at December 31, 2017 from $500.0 million at December 31, 2016.  Loans held-for-sale increased to $1.8 million at December 31, 2017 from $871,000 at December 31, 2016, reflecting primarily the timing of settlement transactions in late 2017.

The following table reflects the changes in the loan mix of our portfolio at the end of 2017, as compared to the end of 2016 (dollars in thousands):

	December 31,		Amount	Percent
	2017	2016	Change	Change
One- to four-family	$157,417	$152,386	$5,031	3.30%
Home equity	28,379	27,771	608	2.19
Commercial and multifamily	211,269	181,004	30,265	16.72
Construction and land	61,482	70,915	(9,433)	(13.30)
Manufactured homes	17,111	15,494	1,617	10.44
Floating homes	29,120	23,996	5,124	21.35
Other consumer	4,902	3,932	970	24.67
Commercial business	40,829	26,331	14,498	55.06
Total loans	$550,509	$501,829	$48,680	9.70%

We experienced increases in all loan categories at December 31, 2017, compared to December 31, 2016, except for construction and land loans which decreased $9.4 million or 13.3%.  The most significant increase in our loan portfolio was in our commercial and multifamily real estate loan portfolio, which increased $30.3 million, or 16.7%.  The increase in our commercial and multifamily real estate loan portfolio was primarily a result of opportunities in the markets where we do business and an emphasis by our commercial lenders to originate these types of loans. Commercial and multifamily real estate loans are generally higher yielding loans and have contributed to diversifying our loan portfolio.  Commercial business loans increased $14.5 million, or 55.1%, in 2017 compared to 2016.  One- to four-family loans also increased $5.0 million, or 3.3% as the demand for housing has continued to be strong as our market.  We have also experienced appreciation in residential market prices and have a record low inventory of homes for sale due to continued strong demand.  Floating and manufactured home loans increased as a result of increased demand for these types of loans by well-qualified borrowers coupled with less competition for these types of loans.  The loan portfolio remains well-diversified with commercial and multifamily real estate loans accounting for 38.4% of the portfolio, one- to-four family real estate loans accounting for 28.6% of the portfolio and home equity, manufactured and floating homes, and other consumer loans accounting for 14.5% of the portfolio at December 31, 2017.  Construction and land loans accounted for 11.1% of the portfolio and commercial business loans accounted for the remaining 7.4% of the portfolio at that date.  At December 31, 2016, commercial and multifamily real estate loans accounted for 36.0% of the portfolio, one- to-four family real estate loans accounted for 30.4% of the portfolio and home equity, manufactured homes, floating homes, and other consumer loans accounted for 14.2% of the portfolio, construction and land loans accounted for 14.1% of the portfolio and commercial business loans accounted for the remaining 5.3% of the portfolio.

Mortgage Servicing Rights.  At December 31, 2017 and 2016, we had $3.4 million and $3.6 million, respectively, in mortgage servicing rights recorded at fair value.  We record mortgage servicing rights on loans sold to Fannie Mae with servicing retained and upon acquisition of a servicing portfolio.  We stratify our capitalized mortgage servicing rights based upon the type, term and interest rates of the underlying loans.  Mortgage servicing rights are carried at fair value.  If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.

Nonperforming Assets.  At December 31, 2017, our nonperforming assets totaled $2.9 million, or 0.45% of total assets, compared to $4.5 million, or 0.77% of total assets at December 31, 2016.

The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio at the dates indicated (dollars in thousands):

	December 31,		Amount	Percent
	2017	2016	Change	Change
Nonaccrual loans	$2,149	$3,144	$(995)	(31.6)%
Accruing loans 90 days or more delinquent	—	—	—	—
Performing TDRs	134	205	(71)	(34.6)
OREO and repossessed assets	610	1,172	(562)	(48.0)
Total	$2,893	$4,521	$(1,628)	(36.0)%

Nonperforming assets are comprised of nonaccrual loans, nonperforming TDRs, other real estate owned and other assets.  The decrease in nonperforming assets was principally due to the decline in nonaccrual loans of $995,000, or 31.6% and the reduction in OREO and repossessed assets of $562,000, or 48.0% as these assets were sold during the year.

At December 31, 2017, eight TDRs totaling $445,000 were on nonaccrual, five were over 90 days past due totaling $277,000, one loan for $46,000 was 60-89 days past due and two loans totaling $121,000 were less than 60 days past due.  Once a TDR has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, we remove the TDR from nonaccrual status.  Should a TDR, which was performing subsequently, become more than 30 days past due, we then consider it a nonperforming TDR.

OREO and repossessed assets decreased 48.0% to $610,000 at December 31, 2017.  OREO and repossessed assets consisted of two properties, a $600,000 former bank branch property originally classified as a fixed asset in 2016 which was reclassified to OREO the same year and a manufactured home that was written down to $10,000.  During 2017, we sold four personal residences at an aggregate net loss of $94,000 that were being held as OREO.

Allowance for Loan Losses.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of evaluation in accordance with generally accepted accounting principles in the United States.  It is our best estimate of probable incurred credit losses in our loan portfolio.

The following table reflects the adjustments in our allowance during 2017 and 2016 (dollars in thousands):

	Year Ended December 31,
	2017	2016
Balance at beginning of period	$4,822	$4,636
Charge-offs	(143)	(472)
Recoveries	62	204
Net charge-offs	81	268
Provisions charged to operations	500	454
Balance at end of period	$5,241	$4,822
Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.06%
Allowance as a percentage of nonperforming loans	229.57%	143.98%
Allowance as a percentage of total loans (end of period)	0.96%	0.96%

Specific loan loss reserves increased $33,000, while general loan loss reserves increased $386,000 at December 31, 2017, compared to the prior year end.  Loans individually evaluated for impairment increased from $8.2 million at December 31, 2016 to $10.7 million at December 31, 2017.  The increase in general loan loss reserves was due to a decrease in nonperforming loans and net charge-offs compared to December 31, 2017.  Net charge-offs for 2017 were $81,000 or 0.02% of average loans compared to $268,000, or 0.06% of average loans for 2016.  At December 31, 2017, the allowance for loan losses as a percentage of total loans and nonperforming loans was 0.96% and 229.57%, respectively, compared to 0.96% and 143.98%, respectively, at December 31, 2016.

Deposits.  Total deposits increased $46.7 million, or 10.0%, to $514.4 million at December 31, 2017 from $467.7 million at December 31, 2016.  The increase in deposits was a result of our acquisition of the University Place branch, which increased deposits by $14.5 million, as well as organic deposit growth.  We experienced increases in all of our deposit account types, except for escrow accounts, in 2017 compared to 2016.  Interest-bearing demand accounts increased $23.1 million, or 15.4%, noninterest-bearing demand accounts (including escrow accounts) increased $8.4 million, or 13.2%, savings and money market accounts increased $10.4 million, or 11.1%, and certificate accounts increased $4.8 million, or 3.0%.  The increase in interest-bearing demand accounts was primarily a result of a continued emphasis on our rewards checking product as well as a competitively priced interest-bearing demand account.  The increase in noninterest-bearing demand accounts was primarily a result of our continued emphasis on attracting relatively low-cost core deposit accounts from small businesses and consumers.  At December 31, 2017, brokered deposits totaled $512,000 compared to $3.6 million at December 31, 2016.

A summary of deposit accounts with the corresponding weighted-average cost at December 31, 2017 and 2016 is presented below (dollars in thousands):

	December 31, 2017		December 31, 2016
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$69,094	—%	$60,566	—%
Interest-bearing demand	173,413	0.43	150,327	0.34
Savings	49,450	0.21	44,879	0.21
Money market	54,860	0.21	49,042	0.17
Certificates	164,554	1.33	159,742	1.12
Escrow	3,029	—	3,175	—
Total	$514,400	0.61%	$467,731	0.53%

Borrowings.  FHLB advances increased $4.2 million, or 7.7%, to $59.0 million at December 31, 2017, with a weighted-average cost of 1.63%, from $54.8 million at December 31, 2016, with a weighted-average cost of 0.82%.  This increase in borrowings was a result of the growth in our loan portfolio.  We rely on FHLB advances to fund interest-earning assets when deposits alone cannot fully fund interest-earning asset growth.  This reliance on borrowings, rather than deposits, may increase our overall cost of funds.

Stockholders' Equity.  Total stockholders' equity increased $4.9 million, or 8.1%, to $65.2 million at December 31, 2017.  This increase primarily reflects net income of $5.1 million, share-based compensation of $523,000, and ESOP share allocations of $671,000, partially offset by cash dividends of $1.5 million.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Income and yields on tax-exempt obligations have not been computed on a tax equivalent basis. All average balances are daily average balances. Nonaccrual loans have been included in the table as loans carrying a zero yield for the period they have been on nonaccrual (dollars in thousands).

	December 31,
	2017			2016			2015
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Loans receivable (1)	$508,520	$26,707	5.25%	$474,356	$24,608	5.19%	$437,425	$22,233	5.08%
Investments and interest bearing accounts	51,747	742	1.43	45,613	442	0.97	34,601	220	0.64
Total interest-earning assets (1)	560,267	27,449	4.90	519,969	25,050	4.82	472,026	22,453	4.76
Interest-bearing liabilities:
Savings and money market accounts	101,717	164	0.16	92,741	147	0.16	90,639	150	0.17
Demand and NOW accounts	163,009	744	0.46	135,465	529	0.39	113,918	478	0.42
Certificate accounts	157,575	2,113	1.34	165,210	2,032	1.23	166,030	2,018	1.22
Borrowings	29,791	347	1.16	36,609	211	0.58	24,626	106	0.43
Total interest-bearing liabilities	452,092	3,368	0.74	430,025	2,919	0.68	395,213	2,752	0.70
Net interest income		$24,081			$22,131			$19,701
Net interest rate spread			4.15%			4.14%			4.06%
Net earning assets	$108,175			$89,944			$76,813
Net interest margin			4.30%			4.26%			4.17%
Average interest-earning assets to average interest-bearing liabilities		123.93%			120.92%			119.44%

(1)	Calculated net of deferred loan fees, loan discounts and loans in process.

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

	Year Ended December 31, 2017 vs. 2016			Year Ended December 31, 2016 vs. 2015
	Increase (Decrease) due to		Total Increase (Decrease)	Increase (Decrease) due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans receivable	$1,794	$305	$2,099	$1,916	$459	$2,375
Investments and interest bearing accounts	88	212	300	107	115	222
Total interest-earning assets	1,882	517	2,399	2,023	574	2,597
Interest-bearing liabilities:
Savings and Money Market accounts	14	3	17	3	(7)	(4)
Demand and NOW accounts	126	89	215	(98)	150	52
Certificate accounts	(102)	183	81	(10)	24	14
Borrowings	(79)	215	136	69	36	105
Total interest-bearing liabilities	$(41)	$490	$449	$(36)	$203	$167
Change in net interest income			$1,950			$2,430

Comparison of Results of Operation for the Years Ended December 31, 2017 and 2016

General. Net income decreased $253,000 to $5.1 million, or $2.00 per diluted common share for the year ended December 31, 2017, from $5.4 million, or $2.09 per diluted common share for the year ended December 31, 2016.  The primary reasons for the decline in net income in 2017 compared to last year was a decrease in noninterest income, and increases in both noninterest expense and provision for income taxes, which were partially offset by higher net interest income. In addition, the provision for loan losses was slightly higher in 2017 compared to 2016.

Interest Income.  Total interest income increased by $2.4 million, or 9.6%, to $27.4 million for the year ended December 31, 2017, from $25.1 million for the year ended December 31, 2016.  The increase in interest income for the year primarily reflected the increase in the average balance of interest-earning assets, in particular our average balance of loans receivable and, to a lesser extent, a higher weighted-average yield on interest-earning assets during the year ended December 31, 2017 as compared to the prior year.

Our weighted-average yield on interest-earning assets was 4.90% for the year ended December 31, 2017, compared to 4.82% for the year ended December 31, 2016. The weighted-average yield on loans increased six basis points to 5.25% for the year ended December 31, 2017 from 5.19% for the year ended December 31, 2016.  The average balance of total loans receivable increased $34.2 million, or 7.2%, for the year ended December 31, 2017 as compared to the prior year.  The average outstanding balance in our loan portfolio increased in 2017 compared to the prior year due to strong loan demand in our market area.  The weighted-average yield on available-for-sale securities and interest bearing cash was 1.43% for the year ended December 31, 2017 compared to 0.97% for the year ended December 31, 2016.  The average balance of available-for-sale securities and interest-bearing accounts increased $6.1 million, or 13.4%, for the year ended December 31, 2017 as compared to the prior year.  The increase in the average yields for all of our interest-earning assets for the year ended December 31, 2017 as compared to the prior year was due to the increase in market interest rates over the past year.

Interest Expense.  Interest expense increased $449,000, or 15.4%, to $3.4 million for the year ended December 31, 2017, from $2.9 million for the year ended December 31, 2016.  This increase is primarily due to an increase in the average cost of interest-bearing deposits and FHLB advances.  Our weighted-average cost of interest-bearing liabilities was 0.74% for the year ended December 31, 2017, compared to 0.68% for the year ended December 31, 2016.

Interest paid on deposits increased $313,000, or 11.6%, to $3.0 million for the year ended December 31, 2017, from $2.7 million for the year ended December 31, 2016.  This increase resulted primarily from an increase in the weighted-average cost of deposits and to a much lesser extent, a $28.9 million increase in the average balance of deposits during the year.  Our weighted-average cost of deposits during the year ended December 31, 2017 increased three basis points to 0.72% as compared to 0.69% during the prior year.  The increase in average cost of deposits during the year ended December 31, 2017 was primarily a result of the increase in market interest rates.

Interest expense on borrowings increased $136,000, or 64.5%, to $347,000 for the year ended December 31, 2017 from $211,000 for the year ended December 31, 2016.  The increase was a result of a 58 basis point increase in our average cost of borrowings to 1.16% for the year ended December 31, 2017 from 0.58% for the year ended December 31, 2016.  This increase was the result of an increase in the overnight borrowing rates reflecting recent increases in the targeted federal funds rate.  Average outstanding borrowings decreased to $29.8 million for the year ended December 31, 2017 compared to $36.6 million for the year ended December 31, 2016.

Net Interest Income.  Net interest income increased $2.0 million, or 8.8%, to $24.1 million for the year ended December 31, 2017, from $22.1 million for the year ended December 31, 2016.  The year over year increase primarily resulted from increased interest income due primarily to both higher average loan balances and loan yields, partially offset by increased interest expense.  Our net interest margin was 4.30% for the year ended December 31, 2017, compared to 4.26% for the year ended December 31, 2016.

Provision for Loan Losses.   We establish our allowance for loan losses through provisions for loan losses, which are charged to earnings, at a level required to reflect management's best estimate of the probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers' ability to repay, estimated value of any underlying collateral, peer group data, prevailing economic conditions, and other qualitative factors.  Large groups of smaller balance homogeneous loans, such as one- to four-family, commercial and multifamily real estate, home equity and consumer loans, including floating homes and manufactured homes, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data.  Loans, for which management has concerns about the borrowers' ability to repay, are evaluated individually, and specific loss allocations are provided for these loans when necessary.

A provision of $500,000 was made during the year ended December 31, 2017, compared to a provision of $454,000 during the year ended December 31, 2016.  The increased provision primarily reflects the $48.6 million increase in total loans and also reflects improvement in our asset quality metrics.  Net charge-offs for 2017 decreased to $81,000 compared to $268,000 for 2016.  Nonperforming loans decreased $1.1 million during the year to $2.3 million at December 31, 2017.

For the year ended December 31, 2017, the percentage of net charge-offs to average loans outstanding decreased four basis points to 0.02% from 0.06% for the year ended December 31, 2016.   Nonperforming loans to total loans decreased to 0.42% at December 31, 2017 from 0.67% at December 31, 2016.  The allowance for loan losses increased to $5.2 million at December 31, 2017 compared to $4.8 million at December 31, 2016.  See "- Comparison of Financial Condition at December 31, 2017 and December 31, 2016 – Delinquencies and Nonperforming Assets" for more information on nonperforming loans in 2017.

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

Noninterest Income.  Noninterest income decreased $1.3 million, or 24.6%, to $3.9 million for the year ended December 31, 2017, as compared to $5.1 million for the year ended December 31, 2016 as reflected below (dollars in thousands):

	Year Ended December 31,		Amount	Percent
	2017	2016	Change	Change
Service charges and fee income	$1,895	$2,508	$(613)	(24.4)%
Earnings on cash surrender value of bank owned life insurance	327	336	(9)	(2.7)
Mortgage servicing income	566	907	(341)	(37.6)
Net gain on sale of loans	1,071	1,366	(295)	(21.6)
Total noninterest income	$3,859	$5,117	$(1,258)	(24.6)%

The decrease in noninterest income from one year ago was primarily the result of a $613,000 decline in service charges and fee income, a $341,000 decline in mortgage servicing income, and a $295,000 decrease in the gain on sale of loans.  The decrease in service charges and fee income included a decrease in loan fees, as well as overdraft fees.  The decrease in loan fees was due to the deferral of additional loan fees compared to the same period in 2016 as well as lower loan volumes.  During 2017, we originated and sold $55.2 million of loans compared with $88.1 million in 2016.  The decrease in mortgage servicing income compared to one year ago was due to both the lower mortgage servicing loan balances as well as a slight decrease in the market value of the servicing rights.  Total loans serviced for others was $412.5 million at December 31, 2017 compared to $423.9 million at December 31, 2016.  The market value of the servicing rights decreased to 83 basis points as of December 31, 2017 from 84 basis points as of December 31, 2016.  The decline in the gain on sale of loans was due to a lower volume of loans originated and sold on the secondary market reflecting the increase in residential mortgage interest rates over the last year resulting in a decrease in refinance activity.

Noninterest Expense.  Noninterest expense increased $526,000, or 2.8%, to $19.2 million during 2017 compared to $18.7 million during 2016, as reflected below (dollars in thousands):

	Year Ended December 31,		Amount	Percent
	2017	2016	Change	Change
Salaries and benefits	$10,733	$10,505	$228	2.2%
Operations	4,348	4,361	(13)	(0.3)
Regulatory assessments	431	539	(108)	(20.0)
Occupancy	1,889	1,526	363	23.8
Data processing	1,736	1,784	(48)	(2.7)
Losses and expenses on OREO and repossessed assets	110	6	104	1,733.3
Total noninterest expense	$19,247	$18,721	$526	2.8%

The increase in noninterest expense from the year ended December 31, 2016 was primarily due to higher occupancy expense, higher salaries and benefits expense and higher losses and expense related to other real estate owned ("OREO") and repossessed assets, partially offset by lower regulatory expenses.  The increase in occupancy expense was a result of the relocation of the Company's administrative offices to a new location, the costs associated with the acquisition of the University Place branch, as well as amortization expenses resulting from purchases of fixed assets and tenant improvements.  Salaries and benefits expense was higher compared to 2016 primarily due to higher full-time equivalents ("FTE's") at December 31, 2017 compared to one year ago partially offset by lower benefit expense and higher deferred costs.  FTE's increased to 116 at December 31, 2017 from 100 at December 31, 2016 primarily due to staffing for our University Place branch as well as staffing in preparation for the opening of our new Belltown branch and for our new loan production office in Sequim.  In addition, we had a number of open positions at the end of 2016 that were filled throughout 2017.  The increase in losses and expenses related to OREO and repossessed assets was principally the result of the sale of one OREO property at a $103,000 loss.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, for the year ended December 31, 2017 was 68.89%, compared to 68.71% for the year ended December 31, 2016.  The slight increase in the efficiency ratio compared to the prior year was due to the reduction in noninterest income and higher noninterest expense in 2017.

Income Tax Expense. The provision for income taxes increased $373,000, or 13.8% to $3.1 million for the year ended December 31, 2017, compared to $2.7 million for the year ended December 31, 2016.  The Tax Act resulted in a revaluation of our deferred tax asset at the new corporate income tax rate of 21% rather than the 35% rate previously used, effective January 1, 2018.  The reduction in our deferred tax asset balance resulted in a one-time $309,000 increase in federal income tax expense for the year ended December 31, 2017.  In addition, our federal income tax expense increased due to higher pretax net income for 2017 as compared to 2016.  The effective tax rates for the years ended December 31, 2017 and 2016 were 37.4% and 33.4%, respectively.

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

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet demands for client funds (particularly withdrawals of deposits).  At December 31, 2017, we had $66.1 million in cash and investment securities available for sale and $1.8 million in loans held-for-sale.  We can also obtain funds from borrowings, primarily FHLB advances.  At December 31, 2017, we had the ability to borrow an additional $144.1 million in FHLB advances, subject to certain collateral requirements and we had access to additional borrowings of $51.2 million through the Federal Reserve's Discount Window, subject to certain collateral requirements.  In addition, we also had available $21.0 million of credit facilities with other financial institutions, with no balance outstanding at December 31, 2017 or 2016.

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

Liquidity management involves the matching of cash flow requirements of clients, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and our ability to manage those requirements.  We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance we have in short-term investments at any given time will adequately cover any reasonably anticipated, immediate need for funds.  Additionally, we maintain relationships with correspondent banks, which could provide funds on short-term notice if needed.  Our liquidity, represented by cash and cash-equivalents, is a product of our operating, investing and financing activities.

As disclosed in our Consolidated Statements of Cash Flows in Item 8 of this Annual Report on Form 10-K, cash and cash equivalents increased $6.1 million to $60.7 million as of December 31, 2017, from $54.6 million at December 31, 2016.  Net cash provided by operating activities was $6.8 million for the year ended December 31, 2017.  Net cash of $36.3 million was used in investing activities during the year ended December 31, 2017 and consisted principally of loan originations, net of principal repayments and purchases of premises and equipment.  These funds were partially offset by the net cash received as a result of the closing of the acquisition of our University Place branch.  There was $35.6 million of cash provided by financing activities during the year ended December 31, 2017 which primarily consisted of a $32.2 million net increase in deposits (excluding the net cash received from the University Place branch acquisition) and a $4.2 million increase in net FHLB advances.

Sound Financial Bancorp is a separate legal entity from Sound Community Bank and must provide for its own liquidity.  In addition to its own operating expenses (many of which are paid to Sound Community Bank), Sound Financial Bancorp is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt.  Sound Financial Bancorp's primary source of funds is dividends from Sound Community Bank, which are subject to regulatory limits.  At December 31, 2017 Sound Financial Bancorp, on an unconsolidated basis, had $882,000 in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At December 31, 2017, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $75.7 million.  Certificates of deposit scheduled to mature in one year or less at December 31, 2017, totaled $66.8 million.  It is management's policy to offer deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe that a majority of maturing deposits will remain with us. See also the Consolidated Statements of Cash Flows, included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K, for further information.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage clients' requests for funding and take the form of loan commitments and lines of credit.  For the year ended December 31, 2017, we did not engage in any off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet loan commitments at December 31, 2017, is as follows (in thousands):

Off-balance sheet loan commitments:	Amount
Residential mortgage commitments	$1,689
Unfunded construction commitments	39,400
Unused lines of credit	32,440
Irrevocable letters of credit	1,400
Total loan commitments	$74,929

Capital

Sound Community Bank is subject to minimum capital requirements imposed by regulations of the FDIC.  Based on its capital levels at December 31, 2017, Sound Community Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at December 31, 2017, Sound Community Bank was considered to be well-capitalized. Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank's "well-capitalized" status. For additional details see Note 15 in the Notes to Consolidated Financial Statements contained in "Item 8.  Financial Statements and Supplementary Data" and "Item 1. "Business - How We Are Regulated—Regulation of Sound Community Bank—Capital Rules" of this Form 10-K.

The following table shows the capital ratios of Sound Community Bank at December 31, 2017 (dollars in thousands):

	Actual		Minimum Capital Requirements			Minimum Required to be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
Tier 1 Capital to average total adjusted assets (1)	$62,432	10.10%	$24,721	≥	4.0%	$30,902	≥	5.0%
Common Equity Tier 1 to risk-weighted assets (2)	$62,432	12.03%	$23,354	≥	4.5%	$33,733	≥	6.5%
Tier 1 Capital to risk-weighted assets (2)	$62,432	12.03%	$31,138	≥	6.0%	$41,518	≥	8.0%
Total Capital to risk-weighted assets (2)	$67,868	13.08%	$41,518	≥	8.0%	$51,897	≥	10.0%

(1)	Based on total adjusted assets of $618,035 at December 31, 2017.
(2)	Based on risk-weighted assets of $518,970 at December 31, 2017.

For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations. If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at December 31, 2017, Sound Financial Bancorp would have exceeded all regulatory capital requirements. The estimated regulatory capital ratios calculated for Sound Financial Bancorp as of December 31, 2017 were 10.35% for Tier 1 Capital to total adjusted assets, 12.33% for both Common Equity Tier 1 risk-based capital, and Tier 1 Capital to risk-based assets and 13.37% for total risk-based capital.

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

We are subject to interest rate risk to the extent that our interest-bearing liabilities, primarily deposits and FHLB advances, re-price more rapidly or at different rates than our interest-earning assets. In order to minimize the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, we have adopted an asset and liability management policy. Our Board of Directors approves the asset and liability policy, which is implemented by the asset/liability committee.

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

As part of our efforts to monitor and manage interest rate risk, we maintain our own interest rate risk model and utilize software and resources provided by a third party. The model contains several assumptions that are based upon a combination of proprietary and market data that reflect historical results and current market conditions. These assumptions relate to interest rates, prepayments, deposit decay rates and the market value of certain assets under the various interest rate scenarios. The model's capital at risk measure, also known as the Economic Value of Equity ("EVE"), evaluates the change in the projected EVE over a two-year period given an immediate increase or decrease in interest rates. It considers both the absolute dollar change in EVE and also the percentage change in EVE. Management and the Board of Directors review these measurements on a quarterly basis to determine whether our interest rate exposure is within the limits established by the Board of Directors.

Our asset/liability management strategy dictates acceptable limits on the amounts of change in given changes in interest rates. For interest rate increases of 100, 200, 300 and 400 basis points, our policy dictates that our EVE percentage change should not decrease greater than 10%, 20%, 25% and 30%, respectively and that our EVE ratio not fall below 9%, 8%, 6% and 5%, respectively. As illustrated in the table below, we were in compliance with this aspect of our asset/liability management policy at December 31, 2017.

The table presented below, at December 31, 2017, is an internal analysis of our interest rate risk as measured by changes in EVE for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 400 basis points and down 100 basis points.  No rates in the model are allowed to go below zero as any further decline in rates are unlikely given the Federal Funds Rate of 1.50%.

As illustrated in the table below (dollars in thousands), our EVE would be negatively impacted by an increase in interest rates of 300 and 400 basis points or a decrease in interest rates of 100 basis points. Our EVE is impacted as a result of deposit accounts re-pricing more rapidly than loans and securities due to the fixed rate nature of a large portion of our loan and security portfolios. As interest rates increase, the market value of our fixed rate assets decline due to both rate increases and slowing prepayments.

December 31, 2017
Change in Interest Rates in Basis Points		Economic Value of Equity			EVE Ratio %
		$ Amount	$ Change	% Change
+400	bp	$75,911	$(2,176)	(2.79)%	12.94%
+300	bp	77,959	(128)	(0.16)	13.03
+200	bp	79,145	1,058	1.35	12.97
+100	bp	79,838	1,751	2.24	12.82
0	bp	78,087	—	0.00	12.31
-100	bp	72,631	(5,456)	(6.99)	11.26

In addition to monitoring selected measures of EVE, management also monitors effects on net interest income resulting from increases or decrease in rates. This process is used in conjunction with EVE measures to identify excessive interest rate risk. In managing our assets/liability mix, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, we may place somewhat greater emphasis on maximizing our net interest margin than on strictly matching the interest rate sensitivity of assets and liabilities. Management also believes that the increased net income which may result from an acceptable mismatch in the actual maturity or re-pricing of its asset and liability portfolios can, during periods of declining or stable interest rates, provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch. Management believes that our level of interest rate risk is acceptable under this approach.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Sound Financial Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sound Financial Bancorp, Inc. and Subsidiary (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams, LLP

Everett, Washington
March 27, 2018

We have served as the Company's auditor since 2002.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$60,680	$54,582
Available-for-sale securities, at fair value	5,435	6,604
Loans held-for-sale	1,777	871
Loans	548,595	500,001
Allowance for loan losses	(5,241)	(4,822)
Total loans, net	543,354	495,179
Accrued interest receivable	1,977	1,816
Bank-owned life insurance, net	12,750	12,082
Other real estate owned ("OREO") and repossessed assets, net	610	1,172
Mortgage servicing rights, at fair value	3,426	3,561
Federal Home Loan Bank ("FHLB") stock, at cost	3,065	2,840
Premises and equipment, net	7,392	5,549
Other assets	4,778	4,127
Total assets	$645,244	$588,383
LIABILITIES
Deposits
Interest-bearing	$442,277	$403,990
Noninterest-bearing demand	72,123	63,741
Total deposits	514,400	467,731

Borrowings	59,000	54,792
Accrued interest payable	77	73
Other liabilities	5,972	4,874
Advance payments from borrowers for taxes and insurance	635	638
Total liabilities	580,084	528,108
COMMITMENTS AND CONTINGENCIES (NOTE 7 and 17)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,511,127 and 2,498,804 issued and outstanding as of December 31, 2017 and 2016, respectively	25	25
Additional paid-in capital	24,986	23,979
Unearned shares - Employee Stock Ownership Plan ("ESOP")	(453)	(683)
Retained earnings	40,493	36,873
Accumulated other comprehensive income, net of tax	109	81
Total stockholders' equity	65,160	60,275
Total liabilities and stockholders' equity	$645,244	$588,383

See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2017	2016
INTEREST INCOME
Loans, including fees	$26,707	$24,608
Interest and dividends on investments, cash and cash equivalents	742	442
Total interest income	27,449	25,050
INTEREST EXPENSE
Deposits	3,021	2,708
Borrowings	347	211
Total interest expense	3,368	2,919
Net interest income	24,081	22,131
PROVISION FOR LOAN LOSSES	500	454
Net interest income after provision for loan losses	23,581	21,677
NONINTEREST INCOME
Service charges and fee income	1,895	2,508
Earnings on cash surrender value of bank-owned life insurance	327	336
Mortgage servicing income	566	907
Net gain on sale of loans	1,071	1,366
Total noninterest income	3,859	5,117
NONINTEREST EXPENSE
Salaries and benefits	10,733	10,505
Operations	4,348	4,361
Occupancy	1,889	1,526
Data processing	1,736	1,784
Regulatory assessments	431	539
Net loss and expenses on OREO and repossessed assets	110	6
Total noninterest expense	19,247	18,721
Income before provision for income taxes	8,193	8,073
Provision for income taxes	3,068	2,695
Net income	$5,125	$5,378

Earnings per common share:
Basic	$2.05	$2.16
Diluted	$2.00	$2.09
Weighted average number of common shares outstanding:
Basic	2,504,430	2,486,936
Diluted	2,568,082	2,566,980

See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2017	2016
Net income	$5,125	$5,378
Available for sale securities:
Unrealized gain (loss) arising during the year	43	(111)
Income tax expense related to unrealized gains	(15)	28
Other comprehensive income (loss), net of tax	28	(83)
Comprehensive income	$5,153	$5,295

See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders' Equity
Balance at December 31, 2015	2,469,206	$25	$23,002	$(911)	$32,240	$164	$54,520
Net income					5,378		5,378
Other comprehensive loss, net of tax						(83)	(83)
Share-based compensation			525				525
Restricted stock awards	11,606						—
Cash dividends on common stock ($0.30 per share)					(745)		(745)
Common stock repurchased	(2,805)						-
Restricted shares forfeited	(1,059)						—
Stock options exercised	21,856		165				165
Allocation of ESOP shares			287	228			515
Balance at December 31, 2016	2,498,804	$25	$23,979	$(683)	$36,873	$81	$60,275

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders' Equity
Balance at December 31, 2016	2,498,804	$25	$23,979	$(683)	$36,873	$81	$60,275
Net income					5,125		5,125
Other comprehensive income, net of tax						28	28
Share-based compensation			523				523
Restricted stock awards	576						—
Cash dividends on common stock ($0.60 per share)					(1,505)		(1,505)
Common stock repurchased	(3,353)						—
Stock options exercised	15,100		43				43
Allocation of ESOP shares			441	230			671
Balance at December 31, 2017	2,511,127	$25	$24,986	$(453)	$40,493	$109	$65,160

See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,125	$5,378
Adjustments to reconcile net income to net cash from operating activities:
(Accretion) amortization of net premium on investments	(2)	48
Provision for loan losses	500	454
Depreciation and amortization	943	793
Compensation expense related to stock options and restricted stock	523	525
Net change to mortgage servicing rights	135	(312)
Increase in cash surrender value of bank-owned life insurance	(327)	(336)
Deferred income tax	106	(23)
Gain on sale of loans	(1,071)	(1,366)
Proceeds from sale of loans held-for-sale	51,959	88,926
Originations of loans held-for-sale	(51,794)	(86,340)
(Gain) loss on sale of other real estate owned and repossessed assets	94	(21)
Change in operating assets and liabilities:
Accrued interest receivable	(161)	(208)
Other assets	(305)	(105)
Accrued interest payable	4	1
Other liabilities	1,098	(266)
Net cash from operating activities	6,827	7,148

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available for sale securities	1,214	1,282
Purchases of available for sale securities	—	(1,363)
FHLB stock purchased	(225)	(628)
Net increase in loans	(48,651)	(41,434)
Purchase of BOLI	(341)	—
Proceeds from sale of OREO and other repossessed assets	468	252
Purchases of premises and equipment, net	(2,474)	(1,007)
Net cash received from branch acquisition	13,671	—
Net cash used by investing activities	(36,338)	(42,898)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	32,195	27,707
Proceeds from borrowings	229,000	151,500
Repayment of borrowings	(224,792)	(137,143)
Net change in advances from borrowers for taxes and insurance	(3)	69
ESOP shares released	671	515
Proceeds from exercise of common stock options	43	165
Dividends paid	(1,505)	(745)
Net cash from financing activities	35,609	42,068
Net increase in cash and cash equivalents	6,098	6,318
Cash and cash equivalents, beginning of year	54,582	48,264
Cash and cash equivalents, end of year	$60,680	$54,582

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$2,460	$3,040
Interest paid on deposits and borrowings	3,364	2,918
Noncash net transfer from loans to OREO and repossessed assets	—	634
Acquired assets	803	—
Assumed liabilities	$14,474	$—

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

Investment securities – Investment securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale (AFS), or (3) trading. The Company had no held-to-maturity or trading securities at December 31, 2017 or 2016. AFS securities consist of debt securities that the Company has the intent and ability to hold for an indefinite period, but not necessarily to maturity. Such securities may be sold to implement the Company's asset/liability management strategies and/or in response to changes in interest rates and similar factors. AFS securities are reported at fair value. Dividend and interest income are recognized when earned.

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

The Company reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment ("OTTI") or permanent impairment, taking into consideration current market conditions, fair value in relation to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether the Company intends to sell a security or if it is likely that the Company will be required to sell the security before recovery of its amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if the Company intends to sell the security or it is likely that it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
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

Loans – The Company grants mortgage, commercial, and consumer loans to clients. A substantial portion of the loan portfolio is represented by loans secured by real estate located throughout the Puget Sound region and in Clallam and Jefferson Counties of Washington State. The ability of the Company's debtors to honor their contracts is dependent upon employment, real estate and general economic conditions in these areas.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balance adjusted for any charge-offs, allowance for loan losses, and any deferred fees or costs on origination of loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method over the contractual life of the loan for term loans or the straight-line method for open ended loans.

The accrual of interest is discontinued at the time the loan is 90 days past due or if, in management's opinion, the borrower may be unable to meet payment of obligations as they become due, as well as when required by regulatory provisions. Loans are typically charged off no later than 120 days past due, unless secured by collateral. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current, future payments are reasonably assured and payments have been received for twelve consecutive months.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
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

Federal Home Loan Bank stock – The Company is a member of the Federal Home Loan Bank of Des Moines ("FHLB"). FHLB stock represents the Company's investment in the FHLB and is carried at par value, which reasonably approximates its fair value. As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2017 and 2016, the Company's minimum required investment in FHLB stock was $3.1 million and $2.8 million, respectively. Typically the Company may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

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

Segment reporting – The Company operates in one segment and makes management decisions based on consolidated results. The Company's operations are solely in the financial services industry and include providing to its clients traditional banking and other financial services.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Advertising costs – The Company expenses advertising costs as they are incurred. Advertising expenses were $204,000 and $201,000 for the years ended December 31, 2017 and 2016, respectively.

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

Intangible assets – At December 31, 2017 and 2016, the Company had $362,000 and $352,000, respectively, of identifiable intangible assets included in other assets as a result of the acquisition of deposits from other institutions. This asset is amortized using the straight-line method over a period of 8 - 10 years and has a remaining weighted average life of 4.8 years. Management reviews intangible assets for impairment on an annual basis. No impairment losses have been recognized in the periods presented.

Employee stock ownership plan – The Company sponsors a leveraged ESOP. As shares are committed to be released, compensation expense is recorded equal to the market price of the shares, and the shares become outstanding for purposes of earnings per share calculations. Cash dividends on allocated shares (those credited to ESOP participants' accounts) are recorded as a reduction of stockholders' equity and distributed directly to participants' accounts. Cash dividends on unallocated shares (those held by the ESOP not yet credited to participants' accounts) are used to pay administrative expenses and debt service requirements of the ESOP. See Note 13 – Employee Benefits for further information. At December 31, 2017, there were 45,360 unallocated shares in the plan. Shares released on December 31, 2017 totaled 21,440 and will be credited to plan participants' accounts in 2018.

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

Earnings Per Common Share – Earnings per share ("EPS") is computed using the two-class method. Basic EPS is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding for the period, excluding any participating securities. Participating securities include unvested restricted shares. Unvested restricted shares are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as the holders of the Company's common stock. Diluted EPS is computed by dividing net income allocated to common shares adjusted for reallocation of undistributed earnings of unvested restricted shares by the weighted average number of common shares determined for the basic EPS plus the dilutive effect of common stock equivalents using the treasury stock method based on the average market price for the period. Some stock options are anti-dilutive and therefore are not included in the calculation of diluted EPS.

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

Reclassifications – Certain amounts reported in prior years' consolidated financial statements have been reclassified to conform to the current presentation. The results of the reclassifications are not considered material and have no effect on previously reported net income, earnings per share or stockholders' equity.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. This ASU requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. In addition, the ASU requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This ASU also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The ASU also requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk (also referred to as "own credit") when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for certain provisions. The adoption of ASU No. 2016-01 is not expected to have a material impact on the Company's consolidated financial statements. Management is in the planning stages of developing processes and procedures to comply with the disclosure requirements of this ASU, which could impact the disclosures the Company makes related to the fair value of its financial instruments.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize, on the balance sheet, the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in the ASU is permitted. Although an estimate of the impact of the new leasing standard has not yet been determined, once adopted, the Company expects to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under non-cancelable operating lease agreements, however, based on current leases the adoption is not expected to have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The measurement of expected credit losses will be based on historical information, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. Available-for-sale securities will bifurcate the fair value mark and establish an allowance for credit losses through the income statement for the credit portion of that mark. The interest portion will continue to be recognized through accumulated other comprehensive income or loss. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 with early adoption permitted after December 15, 2018. The Company has begun the process to implement this new standard by working with a vendor that specializes in this area.  While the Company has not quantified the impact of this ASU, it does expect changing from the current incurred loss model to an expected loss model will result in an earlier recognition of losses.  The Company also expects that once adopted the allowance for loan losses will increase, however, until its evaluation is complete the magnitude of the increase is unknown.

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

In February 2018, FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). This ASU was issued to allow a reclassification from accumulated other comprehensive income to retained earnings from stranded tax effects resulting from the revaluation of the net deferred tax asset ("DTA") to the new corporate tax rate of 21% as a result of the Tax Act. The ASU is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. The adoption of ASU No. 2018-02 is not expected to have a material impact on the Company's consolidated financial statements.

Application of US GAAP in Accounting for the Tax Cuts and Jobs Act

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Cuts and Jobs Act of 2017 (the "Tax Act").  SAB 118 provides guidance to registrants under three scenarios: (1) Measurement of certain income tax effects is complete, (2) Measurement of certain income tax effects can be reasonably estimated and (3) Measurement of certain income tax effects cannot be reasonably estimated.  SAB 118 provides a one year measurement period for the registrant to complete its accounting for certain income tax effects that are considered provisional or for which reasonable estimates cannot be made.  The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with SAB 118.

Note 3 – Restricted Cash

Federal Reserve Board regulations require that the Company maintain certain minimum reserve balances either as cash on hand or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The reserve balances were $12.2 million and $7.7 million at December 31, 2017 and 2016, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 4 – Investments

The amortized cost and fair value of AFS securities and the corresponding amounts of gross unrealized gains and losses at December 31, 2017 and 2016 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2017
Municipal bonds	$3,240	$155	$(26)	$3,369
Agency mortgage-backed securities	2,030	36	—	2,066
Total	$5,270	$191	$(26)	$5,435

December 31, 2016
Municipal bonds	$3,262	$127	$(36)	$3,353
Agency mortgage-backed securities	2,858	49	(3)	2,904
Non-agency mortgage-backed securities	362	—	(15)	347
Total	$6,482	$176	$(54)	$6,604

The amortized cost and fair value of AFS securities at December 31, 2017, by contractual maturity, are shown below (in thousands).  Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	December 31, 2017
	Amortized Cost	Fair Value	Weighted-Average Yield
Due in one to five years	$1,587	$1,573	1.51%
Due after five to ten years	154	165	3.53
Due after ten years	1,499	1,631	4.22
Mortgage-backed securities	2,030	2,066	3.56
Total	$5,270	$5,435	3.16%

There were no pledged securities at December 31, 2017 and 2016.  There were no sales of AFS securities during the years ended December 31, 2017 and 2016.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
The following tables summarize the aggregate fair value and gross unrealized loss by length of time of those investments that have been in a continuous unrealized loss position at December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$—	$—	$1,302	$(26)	$1,302	$(26)
Total	$—	$—	$1,302	$(26)	$1,302	$(26)

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$1,313	$(36)	$—	$—	$1,313	$(36)
Agency mortgage-backed securities	—	—	1,125	(3)	1,125	(3)
Non-agency mortgage-backed securities	—	—	347	(15)	347	(15)
Total	$1,313	$(36)	$1,472	$(18)	$2,785	$(54)

There were no credit losses recognized in earnings during the years ended December 31, 2017 and 2016 relating to the Company's securities.

At December 31, 2017, the securities portfolio consisted of seven agency mortgage-backed securities and eight municipal securities with a fair value of $5.4 million.  At December 31, 2016, the securities portfolio consisted of nine agency mortgage-backed securities, one non-agency mortgage-backed security and eight municipal bonds with a fair value of $6.6 million.  At December 31, 2017, there were no securities in an unrealized loss position for less than 12 months and there were three municipal securities in an unrealized loss position for more than 12 months.  At December 31, 2016, three municipal securities were in an unrealized loss position for less than 12 months and one agency security and one non-agency mortgage-backed security were in an unrealized loss position for over 12 months.  The agency mortgage-backed securities in unrealized loss positions at December 31, 2017 and 2016 were guaranteed by U.S. governmental agencies.  For both the 2017 and 2016 periods, the unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral.  It is expected that these securities will not be settled at a price less than the amortized cost of each investment.  Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because we do not intend to sell the securities in this class and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity.  The unrealized losses on these investments are not considered other-than-temporary impairment ("OTTI") during the years ended December 31, 2017 and 2016.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 5 – Loans

The composition of the loan portfolio, excluding loans held-for-sale, at December 31, 2017 and 2016 is as follows (in thousands):

	At December 31,
	2017	2016
Real estate loans:
One- to four- family	$157,417	$152,386
Home equity	28,379	27,771
Commercial and multifamily	211,269	181,004
Construction and land	61,482	70,915
Total real estate loans	458,547	432,076
Consumer loans:
Manufactured homes	17,111	15,494
Floating homes	29,120	23,996
Other consumer	4,902	3,932
Total consumer loans	51,133	43,422
Commercial business loans	40,829	26,331
Total loans	550,509	501,829
Deferred fees	(1,914)	(1,828)
Total loans, gross	548,595	500,001
Allowance for loan losses	(5,241)	(4,822)
Total loans, net	$543,354	$495,179

The following table presents the balance in the allowance for loan losses and the unpaid principal balance in loans, net of partial charge-offs by portfolio segment and based on impairment method as of December 31, 2017 (in thousands):

	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$360	$109	$—	$10	$247	$—	$40	$130	$—	$896
Collectively evaluated for impairment	881	173	1,250	365	97	169	37	237	1,136	4,345
Ending balance	$1,241	$282	$1,250	$375	$344	$169	$77	$367	$1,136	$5,241
Loans receivable:
Individually evaluated for impairment	$6,256	$1,028	$1,699	$141	$385	$—	$194	$1,000	$—	$10,703
Collectively evaluated for impairment	151,161	27,351	209,570	61,341	16,726	29,120	4,708	39,829	—	539,806
Ending balance	$157,417	$28,379	$211,269	$61,482	$17,111	$29,120	$4,902	$40,829	$—	$550,509

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
The following table presents the balance in the allowance for loan losses and the unpaid principal balance in loans, net of partial charge-offs by portfolio segment and based on impairment method as of December 31, 2016 (in thousands):

	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$536	$121	$24	$35	$59	$—	$65	$23	$—	$863
Collectively evaluated for impairment	1,006	257	1,120	424	109	132	47	152	712	3,959
Ending balance	$1,542	$378	$1,144	$459	$168	$132	$112	$175	$712	$4,822
Loans receivable:
Individually evaluated for impairment	$4,749	$832	$1,582	$83	$312	$—	$62	$616	$—	$8,236
Collectively evaluated for impairment	147,637	26,939	179,422	70,832	15,182	23,996	3,870	25,715	—	493,593
Ending balance	$152,386	$27,771	$181,004	$70,915	$15,494	$23,996	$3,932	$26,331	$—	$501,829

The following table summarizes the activity in the allowance for loan losses for the year ended December 31, 2017 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to-four family	$1,542	$—	$—	$(301)	$1,241
Home equity	378	(89)	33	(40)	282
Commercial and multifamily	1,144	(24)	1	129	1,250
Construction and land	459	—	—	(84)	375
Manufactured homes	168	(12)	8	180	344
Floating homes	132	—	—	37	169
Other consumer	112	(18)	20	(37)	77
Commercial business	175	—	—	192	367
Unallocated	712	—	—	424	1,136
	$4,822	$(143)	$62	$500	$5,241

The following table summarizes the activity in the allowance for loan losses for the year ended December 31, 2016 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to-four family	$1,839	$(72)	$47	$(272)	$1,542
Home equity	607	(15)	78	(292)	378
Commercial and multifamily	921	(314)	—	537	1,144
Construction and land	382	—	18	59	459
Manufactured homes	301	—	8	(141)	168
Floating homes	111	—	—	21	132
Other consumer	77	(42)	53	24	112
Commercial business	157	(29)	—	47	175
Unallocated	241	—	—	471	712
	$4,636	$(472)	$204	$454	$4,822

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
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

The following table represents the internally assigned grades as of December 31, 2017, by type of loan (in thousands):

	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$153,793	$27,493	$199,887	$61,390	$16,877	$29,120	$4,708	$39,089	$532,357
Watch	244	—	9,683	—	—	—	—	827	10,754
Special Mention	137	—	357	—	—	—	—	784	1,278
Substandard	3,243	886	1,342	92	234	—	194	129	6,120
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$157,417	$28,379	$211,269	$61,482	$17,111	$29,120	$4,902	$40,829	$550,509

The following table represents the internally assigned grades as of December 31, 2016, by type of loan (in thousands):

	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$148,617	$26,547	$171,678	$67,539	$15,288	$23,996	$3,821	$25,625	$483,111
Watch	998	536	8,105	3,376	78	—	49	326	13,468
Special Mention	139	—	—	—	30	—	—	—	169
Substandard	2,632	688	1,221	—	98	—	62	380	5,081
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$152,386	$27,771	$181,004	$70,915	$15,494	$23,996	$3,932	$26,331	$501,829

Nonaccrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are automatically placed on nonaccrual once the loan is ninety days past due or if, in management's opinion, the borrower may be unable to meet payment of obligations as they become due, as well as when required by regulatory provisions.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
The following table presents the recorded investment in nonaccrual loans as of December 31, 2017 and 2016, by type of loan (in thousands):

	2017	2016
One- to four- family	$791	$2,169
Home equity	722	536
Other consumer	8	—
Commercial and multifamily	201	218
Construction and land	92	—
Manufactured homes	206	72
Commercial	129	149
Total	$2,149	$3,144

The following table represents the aging of the recorded investment in past due loans as of December 31, 2017, by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$2,092	$1,819	$727	$—	$4,638	$152,779	$157,417
Home equity	521	5	633	—	1,159	27,220	28,379
Commercial and multifamily	313	—	—	—	313	210,956	211,269
Construction and land	51	—	92	—	143	61,339	61,482
Manufactured homes	185	50	197	—	432	16,679	17,111
Floating homes	—	—	—	—	—	29,120	29,120
Other consumer	15	—	—	—	15	4,887	4,902
Commercial business	400	—	—	—	400	40,429	40,829
Total	$3,577	$1,874	$1,649	$—	$7,100	$543,409	$550,509

The following table represents the aging of the recorded investment in past due loans as of December 31, 2016, by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$2,476	$161	$1,787	$—	$4,424	$147,962	$152,386
Home equity	460	—	494	—	954	26,817	27,771
Commercial and multifamily	—	—	—	—	—	181,004	181,004
Construction and land	440	—	—	—	440	70,475	70,915
Manufactured homes	321	28	62	—	411	15,083	15,494
Floating homes	—	—	—	—	—	23,996	23,996
Other consumer	26	1	—	—	27	3,905	3,932
Commercial business	149	—	—	—	149	26,182	26,331
Total	$3,872	$190	$2,343	$—	$6,405	$495,424	$501,829

Nonperforming Loans. Loans are considered nonperforming when they are placed on nonaccrual and/or when they are considered to be nonperforming TDRs and/or when they are 90 days or greater past due. Nonperforming TDRs include TDRs that do not have sufficient payment history (typically greater than six months) to be considered performing or TDRs that have become 31 or more days past due.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
The following table represents the credit risk profile based on payment activity as of December 31, 2017, by type of loan (in thousands):

	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Performing	$156,580	$27,657	$211,068	$61,390	$16,905	$29,120	$4,894	$40,612	$548,226
Nonperforming	837	722	201	92	206	—	8	217	2,283
Total	$157,417	$28,379	$211,269	$61,482	$17,111	$29,120	$4,902	$40,829	$550,509

The following table represents the credit risk profile based on payment activity as of December 31, 2016, by type of loan (in thousands):

	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Performing	$150,170	$27,218	$180,786	$70,915	$15,374	$23,996	$3,932	$26,089	$498,480
Nonperforming	2,216	553	218	—	120	—	—	242	3,349
Total	$152,386	$27,771	$181,004	$70,915	$15,494	$23,996	$3,932	$26,331	$501,829

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

Impaired loans at December 31, 2017 and 2016, by type of loan were as follows (in thousands):

	December 31, 2017
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance

One- to four- family	$6,562	$3,197	$3,059	$6,256	$360
Home equity	1,149	677	351	1,028	109
Commercial and multifamily	1,722	1,699	—	1,699	—
Construction and land	141	100	41	141	10
Manufactured homes	409	23	362	385	247
Other consumer	194	125	69	194	40
Commercial business	1,017	784	216	1,000	130
Total	$11,194	$6,605	$4,098	$10,703	$896

	December 31, 2016
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance

One- to four- family	$5,010	$2,454	$2,295	$4,749	$536
Home equity	913	446	386	832	121
Commercial and multifamily	1,582	1,221	361	1,582	24
Construction and land	83	—	83	83	35
Manufactured homes	326	91	221	312	59
Other consumer	62	—	62	62	65
Commercial business	616	143	473	616	23
Total	$8,592	$4,355	$3,881	$8,236	$863

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Income on impaired loans for the year ended December 31, 2017 and 2016, by type of loan were as follows (in thousands):

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

One- to four- family	$5,514	$320	$5,264	$231
Home equity	931	38	868	37
Commercial and multifamily	1,643	96	1,775	87
Construction and land	112	4	87	4
Manufactured homes	349	29	337	25
Other consumer	129	10	34	4
Commercial business	809	62	365	36
Total	$9,487	$559	$8,730	$424

Forgone interest on nonaccrual loans was $33,000 and $54,000 at December 31, 2017 and 2016, respectively. There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual, TDR or impaired at December 31, 2017 and 2016.

Troubled debt restructurings. Loans classified as TDRs totaled $3.7 million and $3.4 million at December 31, 2017 and 2016, respectively, and are included in impaired loans.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind. The Company has granted, in its TDRs, a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

Rate Modification: A modification in which the interest rate is changed.

Term Modification: A modification in which the maturity date, timing of payments or frequency of payments is changed.

Payment Modifications: A modification in which the dollar amount of the payment is changed.  Interest only modifications in which a loan is converted to interest only payments for a period of time are included in this category.

Combination Modification: Any other type of modification, including the use of multiple categories above.

There was one $1.3 million one- to four-family residential combination loan modified as a TDR during the year ended December 31, 2017.  The following TDR loans paid off during the year ended December 31, 2017:  three one- to four-family residential loans totaling $403,000, one $14,000 manufactured home loan, one $86,000 home equity loan, one $29,000 land loan, and one $361,000 commercial/multifamily loan.

There were no post-modification changes for the unpaid principal balance in loans, net of partial charge-offs, that were recorded as a result of the TDRs for the years ended December 31, 2017 and 2016.  There were no TDRs for which there was a payment default within the first 12 months of modification during the years ended December 31, 2017 and 2016.

The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified in TDRs.  All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the allowance for loan losses.

In the ordinary course of business, the Company makes loans to its directors and officers.  Certain loans to directors, officers, and employees are offered at discounted rates as compared to other clients as permitted by federal regulations.  Employees, officers, and directors are eligible for mortgage loans with an adjustable rate that resets annually to 1% over the rolling cost of funds.  Employees and officers are eligible for consumer loans that are 1% below the market loan rate at the time of origination. Director and officer loans are summarized as follows (in thousands):

	December 31,
	2017	2016
Balance, beginning of period	$3,180	$4,093
Advances	248	115
New / (retired) loans, net	1,387	(897)
Repayments	(803)	(131)
Balance, end of period	$4,012	$3,180

At December 31, 2017 and 2016, loans totaling $8.1 million and $5.8 million, respectively, represented real estate secured loans that had current loan-to-value ratios above supervisory guidelines.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 6 – Mortgage Servicing Rights

The unpaid principal balances of loans serviced for Federal National Mortgage Association ("Fannie Mae") at December 31, 2017 and 2016, totaled $392.6 million and $410.1 million, respectively, and are not included in the Company's consolidated financial statements.  We also service loans for other financial institutions for which a servicing fee is received.  The unpaid principal balances of loans serviced for other financial institutions at December 31, 2017 and 2016, totaled $19.9 million and $13.8 million, respectively, and are not included in the Company's financial statements.

The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	At December 31,
	2017	2016
Prepayment speed (PSA)	160%	152%
Weighted-average life (years)	6.9	7.2
Yield to maturity discount rate	13.0%	13.0%

The amounts of contractually specified servicing, late and ancillary fees earned and recorded, net of fair value market adjustments to the mortgage servicing rights, are included in mortgage servicing income on the Consolidated Statements of Income which were $566,000 and $907,000, for the years ended December 31, 2017 and 2016, respectively.

Note 7 – Premises and Equipment

Premises and equipment at December 31, 2017 and 2016 are summarized as follows (in thousands):

	At December 31,
	2017	2016
Land	$920	$653
Buildings and improvements	6,302	4,742
Furniture and equipment	4,715	3,756
Less: Accumulated depreciation and amortization	(4,545)	(3,602)
Premises and equipment, net	$7,392	$5,549

Depreciation and amortization expense was $943,000 and $793,000, for the years ended December 31, 2017 and 2016, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
The Company leases office space in several buildings. Generally, operating leases contain renewal options and provisions requiring the Company to pay property taxes and operating expenses over base period amounts. All rental payments are dependent only upon the lapse of time.

Minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows (in thousands):

Year ending December 31,	Amount
2018	$1,147
2019	1,119
2020	998
2021	939
2022	958
Thereafter	5,826
$10,987

The total rental expense for the years ended December 31, 2017 and 2016 for all facilities leased under operating leases was approximately $1.1 million and $1,000.0 million, respectively.

Note 8 – Other Real Estate Owned and Repossessed Assets

The following table presents activity related to OREO and other repossessed assets for the periods shown (in thousands):

	Year Ended December 31,
	2017	2016
Beginning balance	$1,172	$769
Additions to OREO and repossessed assets	—	634
Pay downs/Sales	(468)	(252)
Write-ups/Gains (Write-downs/Losses)	(94)	21
	$610	$1,172

Note 9 – Deposits

A summary of deposit accounts with the corresponding weighted average cost of funds at December 31, 2017 and 2016, are presented below (dollars in thousands):

	As of December 31, 2017		As of December 31, 2016
	Deposit Balance	Wtd. Avg Rate	Deposit Balance	Wtd. Avg Rate
Noninterest-bearing demand	$69,094	—%	$60,566	—%
Interest-bearing demand	173,413	0.43	150,327	0.34
Savings	49,450	0.21	44,879	0.21
Money market	54,860	0.21	49,042	0.17
Certificates	164,554	1.33	159,742	1.12
Escrow (1)	3,029	—	3,175	—
Total	$514,400	0.61%	$467,731	0.53%

(1)	Escrow balances shown in noninterest-bearing deposits on the consolidated balance sheets.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Scheduled maturities of time deposits at December 31, 2017, are as follows (in thousands):

Year Ending December 31,	Amount
2018	$66,758
2019	68,157
2020	7,827
2021	14,677
Thereafter	7,135
$164,554

Savings, demand, and money market accounts have no contractual maturity. Certificates of deposit have maturities of five years or less.

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2017 and 2016, was approximately $47.1 million and $56.7 million, respectively. Deposits in excess of $250,000 are not federally insured. There were $512,000 and $3.6 million of brokered deposits at December 31, 2017 and 2016, respectively.

Deposits from related parties held by the Company were $1.7 million and $1.3 million at December 31, 2017 and 2016, respectively.

Note 10 – Borrowings

The Company utilizes a loan agreement with the FHLB. The terms of the agreement call for a blanket pledge of a portion of the Company's mortgage and commercial and multifamily portfolio based on the outstanding balance. At December 31, 2017 and 2016, the amount available to borrow under this credit facility was $217.6 million and $197.9 million, respectively. At December 31, 2017, the credit facility was collateralized as follows: one- to four- family mortgage loans with an advance equivalent of $111.5 million, commercial and multifamily mortgage loans with an advance equivalent of $103.0 million and home equity loans with an advance equivalent of $15.2 million.  At December 31, 2016, the credit facility was collateralized as follows:  one- to four-family mortgage loans with an advance equivalent of $107.2 million, commercial and multifamily mortgage loans with an advance equivalent of $94.4 million and home equity loans with an advance equivalent of $15.9 million.  The Company had outstanding borrowings under this arrangement of $59,000.0 million and $54.8 million at December 31, 2017 and 2016, respectively.  Additionally, the Company had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $14.5 million and $21.0 million at December 31, 2017 and 2016, respectively, to secure public deposits. The remaining amount available to borrow as of December 31, 2017 and 2016, was $144.1 million and $122.2 million, respectively.  All contractual principal repayments of $59,000.0 million, with a weighted-average interest rate of 1.63%, at December 31, 2017 are due within one year.

The maximum amount outstanding from the FHLB under term advances at month end during 2017 was $61.5 million and during 2016 was $59.8 million. The average balance outstanding during 2017 was $29.8 million and during 2016 was $36.6 million. The weighted-average interest rate on the borrowings was 1.16% in 2017 and 0.58% in 2016.

As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in the FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances.  At December 31, 2017 and 2016, the Company had an investment of $3.1 million and $2.8 million, respectively, in FHLB of Des Moines stock.

The Company participates in the Federal Reserve Bank ("FRB") Borrower-in-Custody program, which gives the Company access to the discount window. The terms of the program call for a pledge of specific assets.  The Company pledges commercial and consumer loans as collateral for this line of credit.  The Company had unused borrowing capacity of $51.2 million and $42.0 million and no outstanding borrowings under this program at December 31, 2017 and 2016, respectively.

The Company has access to an unsecured Fed Funds line of credit from the Pacific Coast Banker's Bank. The line has a one-year term maturing on June 30, 2018 and is renewable annually.  As of December 31, 2017, the amount available under this line of credit was $2.0 million. There was no balance on this line of credit as of December 31, 2017 and 2016, respectively.

The Company has access to a Fed Funds line of credit from Zions Bank under a Fed Funds Sweep and Line Agreement.  The agreement allows access to a Fed Funds Line of up to $9.0 million and requires the Company to maintain cash balances with Zions Bank of $250,000.  The agreement may be terminated by either party.  There was no balance on this line of credit as of December 31, 2017 and 2016, respectively.

The Company has access to an unsecured Fed Funds line of credit from The Independent Bank (TIB).  As of December 31, 2017, the amount available under this line of credit was $10.0 million.  The agreement may be terminated by either party.  There was no balance on this line of credit as of December 31, 2017 and 2016, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 11 – Fair Value Measurements

The following tables present information about the level in the fair value hierarchy for the Company's financial instruments as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$60,680	$60,680	$60,680	$—	$—
Available for sale securities	5,435	5,435	—	5,435	—
Loans held-for-sale	1,777	1,777	—	1,777	—
Loans, net	543,354	543,400	—	—	543,400
Accrued interest receivable	1,977	1,977	1,977	—	—
Mortgage servicing rights	3,426	3,426	—	—	3,426
FHLB Stock	3,065	3,065	—	—	3,065
FINANCIAL LIABILITIES:
Non-maturity deposits	349,846	349,846	—	349,846	—
Time deposits	164,554	163,485	—	163,485	—
Borrowings	59,000	59,000	—	59,000	—
Accrued interest payable	77	77	—	77	—

	December 31, 2016		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$54,582	$54,582	$54,582	$—	$—
Available for sale securities	6,604	6,604	—	6,257	347
Loans held-for-sale	871	871	—	871	—
Loans, net	495,179	494,289	—	—	494,289
Accrued interest receivable	1,816	1,816	1,816	—	—
Mortgage servicing rights	3,561	3,561	—	—	3,561
FHLB Stock	2,840	2,840	—	—	2,840
FINANCIAL LIABILITIES:
Non-maturity deposits	307,989	307,989	—	307,989	—
Time deposits	159,742	159,333	—	159,333	—
Borrowings	54,792	54,805	—	54,805	—
Accrued interest payable	73	73	—	73	—

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
The following tables present the balance of assets measured at fair value on a recurring basis as of December 31, 2017 and 2016 (in thousands):

	Fair Value at December 31, 2017
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$3,369	$—	$3,369	$—
Agency mortgage-backed securities	2,066	—	2,066	—
Mortgage servicing rights	3,426	—	—	3,426

	Fair Value at December 31, 2016
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$3,353	$—	$3,353	$—
Agency mortgage-backed securities	2,904	—	2,904	—
Non-agency mortgage-backed securities	347	—	—	347
Mortgage servicing rights	3,561	—	—	3,561

For the years ended December 31, 2017 and 2016, there were no transfers between Level 1 and Level 2 or between Level 2 and Level 3.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2017:

Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	103-412% (160%)
		Discount rate	13%-15% (13%)

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
The following table provides a reconciliation of assets and liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Beginning balance, at fair value	$347	$428
Principal payments	(347)	(87)
Change in unrealized loss	—	6
Ending balance, at fair value	$—	$347

Mortgage servicing rights are measured at fair value using significant unobservable input (Level 3) on a recurring basis and a reconciliation of this asset can be found in Note 7 – Mortgage Servicing Rights.

The following table presents the balance of assets measured at fair value on a nonrecurring basis and the total losses resulting from these fair value adjustments (in thousands):

	Fair Value at December 31, 2017
Description	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$610	$—	$—	$610
Impaired loans	10,703	—	—	10,703

	Fair Value at December 31, 2016
Description	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$1,172	$—	$—	$1,172
Impaired loans	8,236	—	—	8,236

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at December 31, 2017 or December 31, 2016.

The following table provides a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at December 31, 2017:

Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Market approach	Adjusted for difference between comparable sales	0-0% (0%)
Impaired loans	Market approach	Adjusted for difference between comparable sales	0-100% (8%)

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

Loans Held-for-Sale − Residential mortgage loans held-for-sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At December 31, 2017 and 2016, loans held-for-sale were carried at cost as no impairment was required.

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

Off-balance-sheet financial instruments − The fair value for the Company's off-balance-sheet loan commitments are estimated based on fees charged to others to enter into similar agreements taking into account the remaining terms of the agreements and credit standing of the Company's clients. The estimated fair value of these commitments is not significant.

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

Earnings per share are summarized in the following table (all figures in thousands except earnings per share):

	Year Ended December 31,
	2017	2016
Net income	$5,125	$5,378
Weighted average number of shares outstanding, basic	2,504	2,487
Effect of potentially dilutive common shares (1)	64	80
Weighted average number of shares outstanding, diluted	2,568	2,567
Earnings per share, basic	$2.05	$2.16
Earnings per share, diluted	$2.00	$2.09

(1)	Represents the effect of the assumed exercise of stock options and vesting of non-participating restricted shares, based on the treasury stock method.

There were no anti-dilutive securities at December 31, 2017 or 2016.

Note 13 – Employee Benefits

The Company has a 401(k) pension plan that allows employees to defer a portion of their salary into the 401(k) plan. The Company matches a portion of employees' salary deferrals. Pension costs are accrued and funded on a current basis. The Company contributed $132,000 and $139,000 to the plan for the years ended December 31, 2017 and 2016, respectively.

The Company also offers a deferred compensation plan for designated senior managers, which provides benefits payable at age 65. Under certain circumstances, benefits are payable to designated beneficiaries. Contributions to the plan are discretionary, and monies set aside to fund the plan are currently held in certificate of deposit accounts at the Company and at December 31, 2017 and 2016 approximated $103,000 and $102,000, respectively. The Company made no contributions to the plan for the years ended December 31, 2017 and 2016.

During 2016, the board of directors of the Bank adopted a new nonqualified deferred compensation plan (the "2017 NQDC Plan"), which was effective on January 1, 2017.  The 2017 NQDC Plan complies with the deferred compensation rules set forth in Section 409A of the Internal Revenue Code. The purpose of the 2017 NQDC Plan is to provide a select group of management or highly-compensated employees of the Bank with an opportunity to defer the receipt of up to eighty percent (80%) of their annual compensation and to assist the Bank in attracting, retaining and motivating employees of high caliber and experience. In addition to elective deferrals, the Bank may make discretionary contributions to be credited to the account of any or all participants, subject to the vesting requirements set forth in the 2017 NQDC Plan. Participant are credited with an investment return determined as if the account were invested in one or more investment funds made available by the Compensation Committee and as elected by the participant.  Distributions of vested account balances are made upon death or after certain payment events including disability, separation from service or separation from service upon a change in control.  Distributions are be made in a single cash payment or at the election of the participant in the case of separation from service in annual installments for a period of up to ten (10) years.  The obligations of the Bank under the 2017 NQDC Plan are general unsecured obligations of the Bank to pay deferred compensation in the future to eligible participants in accordance with the terms of the 2017 NQDC Plan from the general assets of the Bank, although the Bank may establish a trust to hold amounts which the Bank may use to satisfy 2017 NQDC Plan distributions from time to time. Distributions from the 2017 NQDC Plan are governed by the Internal Revenue Code and the 2017 NQDC Plan. The Bank may, at any time, in its sole discretion, terminate the 2017 NQDC Plan or amend or modify the 2017 NQDC Plan, in whole or in part, except that no such termination, amendment or modification shall have any retroactive effect to reduce any amounts deemed to be accrued and vested prior to such amendment. During the year ended December 31, 2017, the Bank made discretionary contributions to the 2017 NQDC Plan in the amount of $.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Supplemental Executive Retirement Plans.

The Company maintains two  supplemental executive retirement plans for the benefit of Ms. Stewart, which are intended to be unfunded, non-contributory defined benefit plans maintained primarily to provide her with supplemental retirement income. The first supplemental executive retirement plan ("SERP 1") was effective as of August 2007. The second supplemental executive retirement plan ("SERP 2") was effective as of December 30, 2011, at which time the benefits under SERP 1 were frozen. At that time, the Company also entered into a Confidentiality, Non-Competition, and Non-Solicitation Agreement with Ms. Stewart, which is discussed below.

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

Under the terms of SERP 2, as amended, upon Ms. Stewart's termination of employment with Sound Community Bank for any reason other than death, she will be entitled to receive additional retirement benefits of $78,030 per year for life commencing on the first day of the month following the later of age 70 or her separation from service (as defined in SERP 2) from Sound Community Bank. In the event of Ms. Stewart's death, her beneficiary will be entitled to a single lump sum payment within 90 days thereafter in an amount equal to the account value as of the death benefit valuation date, or approximately $1.1 million at December 31, 2017. If a change in control occurs (as defined in SERP 2), Ms. Stewart will receive her full retirement benefit under SERP 2 commencing upon the first day of the month following her separation from service from Sound Community Bank.

Confidentiality, Non-Competition, and Non-Solicitation Agreement.

Effective December 30, 2011, Sound Community Bank entered into a Confidentiality, Non-competition, and Non-solicitation Agreement (the "Non-compete Agreement") with Ms. Stewart. The Non-compete Agreement commences upon Ms. Stewart's termination of employment with us and expires upon the earlier of (a) 36 months from the date of Ms. Stewart's separation from service (as defined in the Non-compete Agreement") or (b) the date she begins receiving retirement benefits under the SERP 2, which time frame is referred to as the "Restricted Period." In consideration of Ms. Stewart's non-competition and non-solicitation obligations under the Non-compete Agreement, Ms. Stewart will be entitled to receive a bi-monthly payment, in an amount equal to $3,541.67, which amount shall be paid in equal bi-monthly payments during the Restricted Period beginning on the fifth day of the month following her separation from service with Sound Community Bank, except if her termination of employment occurs for good reason (as defined in the Non-compete Agreement). In the event Ms. Stewart employment terminates for good reason, she will be entitled to receive an amount equal to 150 percent of her then-base salary plus the average of her past three years short term bonus pay, or approximately $755,000 at December 31, 2017, payable in 12 monthly installments beginning on the first day of the month following her termination. If Ms. Stewart terminates her employment with us for good reason within 24 months following a change in control (as defined in the Non-compete Agreement), Ms. Stewart will be entitled to receive the amount described in the preceding sentence, but payable in a lump sum. Ms. Stewart's benefits under the Non-compete Agreement are forfeited if she breaches the terms of the agreement. No payments will be made under the agreement if Ms. Stewart's employment ceases on account of her disability or death (and payments that have commenced will cease upon death), or if she is otherwise ineligible to work in the financial product or services industry.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Stock Options and Restricted Stock

The Company currently has two existing Equity Incentive Plans, a 2008 Equity Incentive Plan (the"2008 Plan") and a 2013 Equity Incentive Plan (the "2013 Plan", and together with the 2008 Plan (the "Plans")), both of which were approved by shareholders. The Plans permit the grant of restricted stock, restricted stock units, stock options, and stock appreciation rights. Under the 2008 Plan, 126,287 shares of common stock were approved for awards for stock options and stock appreciation rights and 50,514 shares of common stock were approved for awards for restricted stock and restricted stock units. Under the 2013 Plan, 141,750 shares of common stock were approved for awards for stock options and stock appreciation rights and 56,700 shares of common stock were approved for awards for restricted stock and restricted stock units.

As of December 31, 2017, on an adjusted basis, awards for stock options totaling 265,797 shares and awards for restricted stock totaling 107,213 shares of Company common stock have been granted, net of any forfeitures, to participants in the Plan. During the years ended December 31, 2017 and 2016, share-based compensation expense totaled $523,000 and $525,000, respectively.

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

The following is a summary of the Company's stock option plan award activity during the period ended December 31, 2017:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at the beginning of the year	170,057	$15.41	6.44	$2,141,018
Granted	32,010	28.34
Exercised	(15,100)	9.82
Forfeited	(604)	28.21
Expired	—
Outstanding at December 31, 2017	186,363	18.04	6.26	2,977,279
Exercisable	118,803	16.34	5.66	2,100,970
Expected to vest, assuming a 0% forfeiture rate over the vesting term	67,560	$21.05	7.32	$876,309

As of December 31, 2017, there was $523,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.30 years.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The fair value of options granted in 2017 was determined using the following weighted-average assumptions as of the grant date.

	2017	2016
Annual dividend yield	1.28%	1.03%
Expected volatility	22.99%	25.48%
Risk-free interest rate	2.20%	1.64%
Expected term	6.50 years	6.92 years
Weighted-average grant date fair value per option granted	$6.62	$5.78

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
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

The following is a summary of the Company's non-vested restricted stock awards for the year ended December 31, 2017:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-vested at January 1, 2017	26,138	$18.08
Granted	576	28.34
Vested	(14,929)	17.61
Forfeited	—	—
Expired	—
Non-vested at December 31, 2017	11,785	19.05	14.97
Expected to vest assuming a 0% forfeiture rate over the vesting term	11,785	$19.05	$14.97

As of December 31, 2017, there was $329,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plan. The cost is expected to be recognized over the weighted-average vesting period of 0.28 years. The total fair value of shares vested for the years ended December 31, 2017 and 2016 was $263,000 and $272,000, respectively.

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company. In August 2012, in conjunction with the Company's conversion to a full stock company from the mutual holding company structure, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company.  The first loan for $1.2 million was paid off in 2017.  The remaining loan for $1.1 million is being repaid principally by the Bank through contributions to the ESOP over a period of ten years. The interest rate on the loan is fixed at 2.25%, per annum. As of December 31, 2017, the remaining balance of the ESOP loan was $477,000.

Neither the loan balance nor the related interest expense is reflected on the consolidated financial statements.

At December 31, 2017, the ESOP was committed to release 21,440 shares of the Company's common stock to participants and held 45,360 unallocated shares remaining to be released in future years. The fair value of the 176,964 restricted shares held by the ESOP trust was $6.0 million at December 31, 2017. ESOP compensation expense included in salaries and benefits was $640,000 and $491,000 for the years ended December 31, 2017 and 2016, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 14 – Income Taxes

The provision for income taxes at December 31, 2017 and 2016 was as follows (in thousands):

	At December 31,
	2017	2016
Current	$2,962	$2,718
Deferred	(203)	(23)
Rate change	309	—
Total tax expense	$3,068	$2,695

On December 22, 2017, the U.S. Government enacted the Tax Act. The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal income tax rate from a maximum of 34% to a flat 21% rate. The corporate income tax rate reduction was effective January 1, 2018. The Tax Act required a revaluation of the Company's deferred tax assets and liabilities to account for the future impact of lower corporate tax rates and other provisions of the legislation. As a result of the Company's revaluation, the Company's deferred tax asset was reduced through an increase to the provision for income tax.

A reconciliation of the provision for income taxes for the years ended December 31, 2017 and 2016, with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes, is as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016
Provision at statutory rate	$2,786	$2,745
Tax-exempt income	(79)	(76)
Rate change	309	—
Other	52	26
	3,068	2,695
Federal Tax Rate	34.0%	34.0%
Tax exempt rate	(1.0)	(0.9)
Rate change	3.8	—
Other	0.6	0.3
Effective tax rate	37.4%	33.4%

The following table reflects the temporary differences that gave rise to the components of the Company's deferred tax assets at December 31, 2017 and 2016 (in thousands):

	At December 31,
	2017	2016
Deferred tax assets
Deferred compensation and supplemental retirement	$342	$444
Other, net	66	182
Equity based compensation	84	117
Intangible assets	53	—
Allowance for loan losses	844	912
Total deferred tax assets	1,389	1,655
Deferred tax liabilities
Prepaid expenses	(62)	(86)
FHLB stock dividends	(87)	(141)
Unrealized gain on securities	(35)	(42)
Depreciation	(258)	(128)
Intangible assets	—	(4)
Mortgage servicing rights	(67)	(114)
Deferred loan costs	(380)	(539)
Total deferred tax liabilities	(889)	(1,054)
Net deferred tax asset	$500	$601

As of December 31, 2017 and 2016, the Company had no unrecognized tax benefits. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in "Provision for income taxes" in the Consolidated Statements of Income. During the years ended December 31, 2017 and 2016, the Company recognized no interest and penalties.

The Company or its subsidiary files an income tax return in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2014.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 15 – Minimum Regulatory Capital Requirements

The Federal Reserve and the FDIC approved final capital rules in July 2013 that substantially amended the existing capital rules for banks. These rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as "Basel III") as well as requirements contemplated by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Under the amended capital rules, there is a capital ratio of common equity Tier 1 ("CET1") capital to risk-weighted assets ratio. CET1 capital generally consists of retained earnings and common stock (subject to certain adjustments). In March 2015, the Bank exercised a one-time irrevocable option to exclude investment components of accumulated other comprehensive income. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and Tier 1 capital to average assets (as defined in the regulations).

The Bank's actual capital amounts (in thousands) and ratios as of December 31, 2017 and 2016 are presented in the following table:

	Actual		Minimum Capital Requirements			Minimum Required to be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2017
Tier 1 Capital to total adjusted assets (1)	$62,432	10.10%	$24,721	≥	4.0%	$30,902	≥	5.0%
Common Equity Tier 1 risk-based capital ratio (2)	62,432	12.03	23,354	≥	4.5	33,733	≥	6.5
Tier 1 Capital to risk-weighted assets (2)	62,432	12.03	31,138	≥	6.0	41,518	≥	8.0
Total Capital to risk-weighted assets (2)	$67,868	13.08%	$41,518	≥	8.0%	$51,897	≥	10.0%

As of December 31, 2016
Tier 1 Capital to total adjusted assets (3)	$57,406	9.99%	$22,992	≥	4.0%	$28,740	≥	5.0%
Common Equity Tier 1 risk-based capital ratio (4)	57,406	12.02	21,490	≥	4.5	31,041	≥	6.5
Tier 1 Capital to risk-weighted assets (4)	57,406	12.02	28,653	≥	6.0	38,204	≥	8.0
Total Capital to risk-weighted assets (4)	$62,423	13.07%	$38,204	≥	8.0%	$47,755	≥	10.0%

(1)	Based on total adjusted assets of $618,035 at December 31, 2017.
(2)	Based on risk-weighted assets of $518,970 at December 31, 2017.
(3)	Based on total adjusted assets of $574,792 at December 31, 2016.
(4)	Based on risk-weighted assets of $477,548 at December 31, 2016.

In addition to the minimum CET1, Tier 1 total capital and leverage ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer requirement began to be phased on January 1, 2016 when more than 0.625% of risk-weighted assets was required, and increases by 0.625% on each subsequent January 1, until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019.  As of December 31, 2017, the conservation buffer requirement was 1.25% and the Bank's actual conservation buffer was 5.08%.

For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized. If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at December 31, 2017 Sound Financial Bancorp would have exceeded all regulatory capital requirements. The estimated regulatory capital ratios calculated for Sound Financial Bancorp as of December 31, 2017 were 10.35% for Tier 1 leverage-based capital, 12.33% for both Common Equity Tier 1 risk-based capital, Tier 1 Capital to risk-based assets and 13.37% for total risk-based capital.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 16 – Concentrations of Credit Risk

Most of the Company's business activity is with clients located in the state of Washington. A substantial portion of the loan portfolio is represented by real estate loans throughout western Washington. The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic conditions in the area. Loans to one borrower are generally limited by federal banking regulations to 15% of the Company's unimpaired capital and surplus.

Note 17 – Commitments and Contingencies

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments generally represent a commitment to extend credit in the form of loans. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company's exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established by the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each client's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management's credit evaluation of the client.

Financial instruments whose contract amount represents credit risk were as follow (in thousands):

	At December 31,
	2017	2016
Commitments to make loans	$1,689	$3,942
Unfunded construction commitments	39,400	33,916
Unused lines of credit	32,440	24,753
Irrevocable letters of credit	1,400	185
Total loan commitments	$74,929	$62,796

At December 31, 2017, fixed rate loan commitments totaled $3.4 million and had a weighted-average interest rate of 4.29%. At December 31, 2016, fixed rate loan commitments totaled $5.8 million and had a weighted-average interest rate of 4.02%.

Commitments for credit may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future cash requirements of the Company. These commitments are not reflected in the financial statements.

At December 31, 2017, the Company had letters of credit issued by the FHLB with a notional amount of $14.5 million in order to secure Washington State Public Funds.

In the ordinary course of business, the Company sells loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, and fraud. When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no defects, the Company has no commitment to repurchase the loan. As of December 31, 2017 and 2016, the maximum amount of these guarantees totaled $392.6 million and $410.1 million, respectively. These amounts represent the unpaid principal balances of the Company's loans serviced for others' portfolios. We repurchased one loan from Fannie Mae during the year ended December 31, 2017 totaling $135,000. There were no loans repurchased during the year ended December 31, 2016.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
The Company pays certain medical, dental, prescription, and vision claims for its employees, on a self-insured basis. The Company has purchased stop-loss insurance to cover claims that exceed stated limits and has recorded estimated reserves for the ultimate costs for both reported claims and claims incurred but not reported, which are not considered significant at December 31, 2017 or 2016.

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

Note 18 – Parent Company Financial Information

The Balance Sheets, Statements of Income, and Statements of Cash Flows for Sound Financial Bancorp (Parent Only) are presented below (dollars in thousands):

Balance sheets	December 31,
	2017	2016
Assets
Cash and cash equivalents	$882	$1,916
Investment in Sound Community Bank	63,535	57,699
Other assets	743	660
Total assets	$65,160	$60,275
Liabilities and Stockholders' Equity
Other liabilities	—	—
Total liabilities	—	—
Stockholders' equity	65,160	60,275
Total liabilities and stockholders' equity	$65,160	$60,275

Statements of Income	Year Ended December 31,
	2017	2016
Dividend from subsidiary	$—	$1,750
Other expenses	(243)	(220)
Income before income tax benefit and equity in undistributed net
Income of subsidiary	(243)	1,530
Income tax benefit	83	75
Equity in undistributed earnings of subsidiary	5,285	3,773
Net income	$5,125	$5,378

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Statements of Cash Flows	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income	$5,125	$5,378
Adjustments to reconcile net income to net cash provided by operating activities Other, net	(83)	(75)
Change in undistributed equity of subsidiary	(5,285)	(3,773)
Net cash used by operating activities	(243)	1,530
Cash flows from investing activities:
ESOP shares released	671	515
Net cash provided by investing activities	671	515
Cash flows from financing activities:
Dividends paid	(1,505)	(745)
Stock options exercised	43	165
Net cash used by financing activities	(1,462)	(580)
Net increase in cash	(1,034)	1,465
Cash and cash equivalents at beginning of year	1,916	451
Cash and cash equivalents at end of year	$882	$1,916

Note 19 – Subsequent Events

On January 25, 2018, the Company declared a quarterly cash dividend of $0.12 per common share, payable February 26, 2018 to shareholders of record at the close of business February 12, 2018.

PART III

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2017, was carried out under the supervision and with the participation of the our Chief Executive Officer, Chief Financial Officer and several other members of our senior management team within the 90-day period preceding the filing of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2017, the Company's internal control over financial reporting was effective based on those criteria.

(c) Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Information concerning the Company's directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2018, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company and the Bank is contained under the heading "Executive Officers" under Part I, Item 1 of this Form 10-K and is incorporated herein by reference.

Section 16(a) Beneficial Ownership and Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of Sound Financial Bancorp's common stock to report to the SEC their initial ownership of Sound Financial Bancorp's common stock and any subsequent changes in that ownership. Specific due dates for these reports have been established by the SEC, and Sound Financial Bancorp is required to disclose in its proxy statement any late filings or failures to file. To our knowledge, based solely on a review of the copies of reports furnished to us and written representations relative to the filing of certain forms, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were met for transactions in our common stock during 2017.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and person performing similar functions, and to all of our other employees and our directors. You may obtain a copy of the code of ethics free of charge by writing to the Corporate Secretary of Sound Financial Bancorp, 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121 or by calling (206) 448-0884. In addition, the code of ethics is available on our website at www.soundcb.com under "Investor Relations – Governance."

Corporate Governance

Nominating Procedures. There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors since last disclosed to shareholders.

Audit Committee and Audit Committee Financial Expert. Sound Financial Bancorp has an Audit Committee that is appointed by the Board of Directors to provide assistance to the Board in fulfilling its oversight responsibility relating to the integrity of our consolidated financial statements and the financial reporting processes, the systems of internal accounting and financial controls, compliance with legal and regulatory requirements, the annual independent audit of our consolidated financial statements, the independent auditors' qualifications and independence, the performance of our internal audit function and independent auditors and any other areas of potential financial risk to Sound Financial Bancorp specified by its Board of Directors. The Audit Committee also is responsible for the appointment, retention and oversight of our independent auditors, including pre-approval of all audit and non-audit services to be performed by the independent auditors. During 2017, the Audit Committee was comprised of Directors Jones (chair), Carney, Cook and Haddad, each of whom is "independent" as that term is defined for audit committee members in the Nasdaq Rules. The Board of Directors has determined that Director Jones is an "audit committee financial expert" as defined in Item 407(e) of Regulation S-K of the Securities and Exchange Commission and that all of the Audit Committee members meet the financial literacy requirements under the NASDAQ listing standards. Additional information concerning the Audit Committee is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2018 (except for information contained under the heading "Report of the Audit Committee"), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 11.	Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2018 (except for information contained under the heading "Report of the Audit Committee"), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2018, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of Sound Financial Bancorp, Inc.

Equity Compensation Plan Information. The following table sets forth information as of December 31, 2017 with respect to compensation plans under which shares of common stock were issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity Incentive Plan approved by security holders	118,803	$16.34	—

Equity Incentive Plan not approved by security holders	—	—	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2018, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 14.	Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2018 (except for information contained under the heading "Report of the Audit Committee") a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

The following are contained in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2017 and 2016
Consolidated Statements of Income for the Years Ended December 31, 2017 and 2016
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017 and 2016
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016
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
10.8
2013 Equity Inventive Plan (included as Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,2013 and incorporated herein by reference (File No. 001-35633))

10.9
Form of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock Agreement under the 2013 Equity Incentive Plan (included as Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference (File No. 001-35633))

10.10
Amended and Restated Change of Control Agreement dated June 21, 2016, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Matthew P. Deines (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on June 24, 2016 (File No. 001-35633))

10.11
Change of Control Agreement dated June 21, 2016, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Elliott Pierce (included as Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference (File No. 001-35633))

10.12
Adoption Agreement for the Sound Community Bank Nonqualified Deferred Compensation Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on March 24, 2017 (File No. 001-35633))

10.13	The Sound Community Bank Nonqualified Deferred Compensation Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on March 24, 2017 (File No. 001-35633))
10.14
Change of Control Agreement dated June 22, 2016, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Christina Gehrke (included as Exhibit 10.14 to the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference (File No. 001-35633))

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

Sound Financial Bancorp, Inc.

Date: March 27, 2018	By:	/s/ Laura Lee Stewart
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

/s/ Laura Lee Stewart	/s/ Tyler K. Myers
Laura Lee Stewart, President and Director	Tyler K. Myers, Chairman of the Board
(Principal Executive Officer)	Date: March 27, 2018
Date: March 27, 2018

/s/ David S. Haddad, Jr.	/s/ Robert F. Carney
David S. Haddad, Jr., Director	Robert F. Carney, Director
Date: March 27, 2018	Date: March 27, 2018

/s/ Debra Jones	/s/ Rogelio Riojas
Debra Jones, Director	Rogelio Riojas, Director
Date: March 27, 2018	Date: March 27, 2018

/s/ James E. Sweeney	/s/ Kathleen B. Cook
James E. Sweeney, Director	Kathleen B. Cook, Director
Date: March 27, 2018	Date: March 27, 2018

/s/ Matthew P. Deines
Matthew P. Deines, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 27, 2018