Form 10-Q
period 2018-03-31
Sound Financial Bancorp, Inc.
filed 2018-05-14
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of May 7, 2018, there were 2,524,003 shares of the registrant's common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$64,689	$60,680
Available-for-sale securities, at fair value	5,268	5,435
Loans held for sale	950	1,777
Loans	559,979	548,595
Allowance for loan losses	(5,328)	(5,241)
Total loans, net	554,651	543,354
Accrued interest receivable	1,962	1,977
Bank-owned life insurance ("BOLI"), net	13,075	12,750
Other real estate owned ("OREO") and repossessed assets, net	638	610
Mortgage servicing rights, at fair value	3,532	3,426
Federal Home Loan Bank ("FHLB") stock, at cost	3,014	3,065
Premises and equipment, net	7,545	7,392
Other assets	4,207	4,778
Total assets	$659,531	$645,244
LIABILITIES
Deposits
Interest-bearing	$444,918	$442,277
Noninterest-bearing demand	84,275	72,123
Total deposits	529,193	514,400
Borrowings	56,000	59,000
Accrued interest payable	81	77
Other liabilities	6,605	5,972
Advance payments from borrowers for taxes and insurance	1,106	635
Total liabilities	592,985	580,084
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,524,346 and 2,511,127 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	25	25
Additional paid-in capital	25,104	24,986
Unearned shares - Employee Stock Ownership Plan ("ESOP")	(453)	(453)
Retained earnings	41,792	40,493
Accumulated other comprehensive income, net of tax	78	109
Total stockholders' equity	66,546	65,160
Total liabilities and stockholders' equity	$659,531	$645,244

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
INTEREST INCOME
Loans, including fees	$7,246	$6,442
Interest and dividends on investments, cash and cash equivalents	246	150
Total interest income	7,492	6,592
INTEREST EXPENSE
Deposits	810	703
Borrowings	213	92
Total interest expense	1,023	795
Net interest income	6,469	5,797
PROVISION FOR LOAN LOSSES	100	—
Net interest income after provision for loan losses	6,369	5,797
NONINTEREST INCOME
Service charges and fee income	460	511
Earnings on cash surrender value of bank-owned life insurance	79	81
Mortgage servicing income	220	233
Net gain on sale of loans	332	171
Total noninterest income	1,091	996
NONINTEREST EXPENSE
Salaries and benefits	3,141	2,691
Operations	1,239	1,021
Regulatory assessments	101	124
Occupancy	474	373
Data processing	453	407
Net loss on OREO and repossessed assets	27	3
Total noninterest expense	5,435	4,619
Income before provision for income taxes	2,025	2,174
Provision for income taxes	423	760
Net income	$1,602	$1,414

Earnings per common share:
Basic	$0.65	$0.57
Diluted	$0.63	$0.54
Weighted-average number of common shares outstanding:
Basic	2,477,235	2,499,502
Diluted	2,558,418	2,596,519

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$1,602	$1,414
Available for sale securities:
Unrealized gain/(loss) arising during the period	(39)	51
Income tax benefit/(expense) related to unrealized gains/losses	8	(17)
Other comprehensive income/(loss), net of tax	(31)	34
Comprehensive income	$1,571	$1,448

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2018 and 2017 (unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid -in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders' Equity
Balances at December 31, 2016	2,498,804	$25	$23,979	$(683)	$36,873	$81	$60,275
Net income					1,414		1,414
Other comprehensive income, net of tax						34	34
Share-based compensation			144				144
Cash dividends paid on common stock ($0.10 per share)					(250)		(250)
Restricted stock awards issued	576						-
Exercise of options	500		11				11
Balances at March 31, 2017	2,499,880	$25	$24,134	$(683)	$38,037	$115	$61,628

	Shares	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders' Equity
Balances at December 31, 2017	2,511,127	$25	$24,986	$(453)	$40,493	$109	$65,160
Net income					1,602		1,602
Other comprehensive loss, net of tax						(31)	(31)
Share-based compensation			45				45
Cash dividends paid on common stock ($0.12 per share)					(303)		(303)
Common stock repurchased	(5,206)						-
Exercise of options	18,425		73				73
Balances at March 31, 2018	2,524,346	$25	$25,104	$(453)	$41,792	$78	$66,546

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,602	$1,414
Adjustments to reconcile net income to net cash from operating activities:
Accretion of net discounts on investments	10	12
Provision for loan losses	100	—
Depreciation and amortization	237	203
Compensation expense related to stock options and restricted stock	45	144
Net change in mortgage servicing rights	(106)	3
Increase in cash surrender value of BOLI	(79)	(81)
Net change in advances from borrowers for taxes and insurance	471	528
Net gain on sale of loans	(332)	(171)
Proceeds from sale of loans	15,800	14,044
Originations of loans held-for-sale	(14,641)	(14,972)
Net loss on OREO and repossessed assets	27	3
Change in operating assets and liabilities:
Accrued interest receivable	15	62
Other assets	571	482
Accrued interest payable	4	14
Other liabilities	633	1,168
Net cash provided by operating activities	4,357	2,853
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available-for-sale securities	159	285
FHLB stock redeemed	51	1,109
Net (increase)/decrease in loans	(11,485)	10,727
Purchase of BOLI	(246)	—
Proceeds from sale of OREO and other repossessed assets	—	223
Purchases of premises and equipment, net	(390)	(663)
Net cash (used)/provided by investing activities	(11,911)	11,681
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	14,793	13,091
Proceeds from borrowings	76,000	16,000
Repayment of borrowings	(79,000)	(45,161)
Dividends paid on common stock	(303)	(250)
Proceeds from stock option exercises	73	11
Net cash provided/(used) by financing activities	11,563	(16,309)
Net change in cash and cash equivalents	4,009	(1,775)
Cash and cash equivalents, beginning of period	60,680	54,582
Cash and cash equivalents, end of period	$64,689	$52,807

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$650
Interest paid on deposits and borrowings	1,019	781

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC").  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.  These unaudited financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 27, 2018 ("2017 Form 10-K").  The results for the interim periods are not necessarily indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2017, included in the 2017 Form 10-K.  Certain amounts in the prior quarter's consolidated financial statements have been reclassified to conform to the current presentation.  These classifications do not have an impact on previously reported consolidated net income, retained earnings, stockholders' equity or earnings per share.

Note 2 – Accounting Pronouncements Recently Issued or Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) which postponed the effective date of 2014-09. Subsequently, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. This amendment clarifies that an entity should determine if it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The core principle of Topic 606 is that an entity must recognize revenue when it has satisfied a performance obligation of transferring promised goods or services to a customer. These standards were effective for interim and annual periods beginning after December 15, 2017. The Company has analyzed its revenue sources of noninterest income to determine when the satisfaction of the performance obligation occurs and the appropriate recognition of revenue. For further information, see Note 11 - Revenue from Contracts with Customers of this report.  The adoption of these ASUs did not have a material impact on the Company's consolidated financial statements, other than the additional disclosures included in Note 11 of this report.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. In addition, the amendments in this ASU require an entity to disclose the fair value of financial instruments using the exit price notion. Exit price is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The methods of determining the fair value of assets and liabilities are consistent with our methodologies disclosed in Note 11 - Fair Value Measurements of the Company's 2017 Form 10-K, except for the valuation of loans held-for-investment which was impacted by the adoption of ASU 2016-01. Prior to adopting the amendments included in the standard, the Company was allowed to measure fair value under an entry price notion. The entry price notion previously applied by the Company used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument. The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets. As of March 31, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company's loan portfolio is initially fair valued using a segmented approach, using the eight categories as disclosed in Note 4 - Loans. Loans are considered a Level 3 classification.  This ASU also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  The amendments in this ASU were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has used the exit price notion in the fair value disclosure of financial instruments in Note 5 of this report. The adoption of ASU 2016-01 did not have a material impact on the Company's consolidated financial statements.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This ASU addresses the appropriate classification of eight specific cash flow issues on the cash flow statement. Debt prepayment costs should be classified as an outflow for financing activities. Settlement of zero-coupon debt instruments divides the interest portion as an outflow for operating activities and the principal portion as an outflow for financing activities. Contingent consideration payments made after a business combination should be classified as outflows for financing and operating activities. Proceeds from the settlement of bank-owned life insurance policies should be classified as inflows from investing activities. Other specific areas are identified in the ASU as to the appropriate classification of the cash inflows or outflows.  The amendments in this ASU were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not currently have items on its cash flow statement that were impacted by adoption of this ASU and therefore adoption of ASU 2016-15 did not have a material impact on the Company's consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation--Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU was issued to provide clarity as to when to apply modification accounting when there is a change in the terms or conditions of a share-based payment award. According to this ASU, an entity should account for the effects of a modification unless the fair value, vesting conditions, and balance sheet classification of the award is the same after the modification as compared to the original award prior to the modification. The standard was effective for reporting periods beginning after December 15, 2017. The Company has not had any modifications on share-based payment awards and therefore the adoption of ASU No. 2017-09 did not have a material impact on the Company's consolidated financial statements.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

In February 2018, FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). This ASU was issued to allow a reclassification from accumulated other comprehensive income to retained earnings from stranded tax effects resulting from the revaluation of the net deferred tax asset ("DTA") to the new corporate tax rate of 21% as a result of the Tax Cuts and Jobs Act of 2017 ("Tax Act"). The ASU is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. The adoption of ASU No. 2018-02 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2018, FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the Tax Act and allows for entities to report provisional amounts for specific income tax effects of the Act for which the accounting under Topic 740 was not yet complete, but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity's financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the Consolidated Financial Statements on Form 10-K as of December 31, 2017. As of March 31, 2018, the Company did not incur any adjustments to the provisional recognition.

Note 3 – Investments

The amortized cost and fair value of our available-for-sale ("AFS") securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2018
Municipal bonds	$3,234	$134	$(28)	$3,340
Agency mortgage-backed securities	1,908	20	-	1,928
Total	$5,142	$154	$(28)	$5,268

December 31, 2017
Municipal bonds	$3,240	$155	$(26)	$3,369
Agency mortgage-backed securities	2,030	36	-	2,066
Total	$5,270	$191	$(26)	$5,435

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The amortized cost and fair value of AFS securities at March 31, 2018, by contractual maturity, are shown below (in thousands).  Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	March 31, 2018
	Amortized Cost	Fair Value
Due after one year through five years	$1,582	$1,562
Due after five years through ten years	153	161
Due after ten years	1,499	1,617
Mortgage-backed securities	1,908	1,928
Total	$5,142	$5,268

There were no pledged securities at March 31, 2018 and December 31, 2017.

There were no sales of AFS securities during the three months ended March 31, 2018 and 2017.

The following tables summarize the aggregate fair value and gross unrealized loss by length of time of those investments that have been in a continuous unrealized loss position at the dates indicated (in thousands):

	March 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$-	$-	$1,294	$(28)	$1,294	$(28)
Total	$-	$-	$1,294	$(28)	$1,294	$(28)

	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$-	$-	$1,302	$(26)	$1,302	$(26)
Total	$-	$-	$1,302	$(26)	$1,302	$(26)

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

There were no credit losses recognized in earnings during the three months ended March 31, 2018 or 2017 relating to the Company's securities.

At March 31, 2018, there were no securities in an unrealized loss position for less than 12 months and there were three municipal securities in an unrealized loss position for over 12 months.  At December 31, 2017, there were no securities in an unrealized loss position for less than 12 months and there were three municipal securities in an unrealized loss position for more than 12 months.  The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral.  It is expected that these securities will not be settled at a price less than the amortized cost of each investment.  Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because we do not intend to sell the securities in this class and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered an other-than-temporary impairment ("OTTI") during the three months ended March 31, 2018 and 2017.

Note 4 – Loans

The composition of the loan portfolio at the dates indicated, excluding loans held-for-sale, was as follows (in thousands):

	March 31, 2018	December 31, 2017
Real estate loans:
One- to four- family	$162,294	$157,417
Home equity	27,638	28,379
Commercial and multifamily	221,255	211,269
Construction and land	60,789	61,482
Total real estate loans	$471,976	$458,547
Consumer loans:
Manufactured homes	17,480	17,111
Floating homes	29,110	29,120
Other consumer	5,462	4,902
Total consumer loans	52,052	51,133
Commercial business loans	37,854	40,829
Total loans	561,882	550,509
Deferred fees	(1,903)	(1,914)
Total loans, gross	559,979	548,595
Allowance for loan losses	(5,328)	(5,241)
Total loans, net	$554,651	$543,354

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2018 (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$603	$116	$-	$13	$335	$-	$45	$317	$-	$1,429
Collectively evaluated for impairment	911	160	1,295	362	99	169	41	216	646	3,899
Ending balance	$1,514	$276	$1,295	$375	$434	$169	$86	$533	$646	$5,328
Loans receivable:
Individually evaluated for impairment	$6,405	$906	$3,147	$130	$459	$-	$195	$1,546	$-	$12,788
Collectively evaluated for impairment	155,889	26,732	218,108	60,659	17,021	29,110	5,267	36,308	-	549,094
Ending balance	$162,294	$27,638	$221,255	$60,789	$17,480	$29,110	$5,462	$37,854	$-	$561,882

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2017 (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$360	$109	$-	$10	$247	$-	$40	$130	$-	$896
Collectively evaluated for impairment	881	173	1,250	365	97	169	37	237	1,136	4,345
Ending balance	$1,241	$282	$1,250	$375	$344	$169	$77	$367	$1,136	$5,241
Loans receivable:
Individually evaluated for impairment	$6,256	$1,028	$1,699	$141	$385	$-	$194	$1,000	$-	$10,703
Collectively evaluated for impairment	151,161	27,351	209,570	61,341	16,726	29,120	4,708	39,829	-	539,806
Ending balance	$157,417	$28,379	$211,269	$61,482	$17,111	$29,120	$4,902	$40,829	$-	$550,509

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2018 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision/ (Benefit)	Ending Allowance
One- to four- family	$1,241	$-	$-	$273	$1,514
Home equity	282	(7)	4	(3)	276
Commercial and multifamily	1,250	-	-	45	1,295
Construction and land	375	-	-	-	375
Manufactured homes	344	-	-	90	434
Floating homes	169	-	-	-	169
Other consumer	77	(14)	4	19	86
Commercial business	367	-	-	166	533
Unallocated	1,136	-	-	(490)	646
Total	$5,241	$(21)	$8	$100	$5,328

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2017 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision/ (Benefit)	Ending Allowance
One- to four- family	$1,542	$-	$-	$(7)	$1,535
Home equity	378	-	27	(157)	248
Commercial and multifamily	1,144	(24)	1	(8)	1,113
Construction and land	459	-	-	(46)	413
Manufactured homes	168	-	2	(22)	148
Floating homes	132	-	-	5	137
Other consumer	112	(5)	15	(24)	98
Commercial business	175	-	-	(21)	154
Unallocated	712	-	-	280	992
Total	$4,822	$(29)	$45	$-	$4,838

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

The following table represents the internally assigned grades as of March 31, 2018, by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$160,394	$27,028	$213,842	$60,707	$17,167	$29,110	$5,404	$35,906	$549,558
Watch	-	-	4,266	-	-	-	-	488	4,754
Special Mention	-	-	1,467	-	-	-	-	1,267	2,734
Substandard	1,900	610	1,680	82	313	-	58	193	4,836
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$162,294	$27,638	$221,255	$60,789	$17,480	$29,110	$5,462	$37,854	$561,882

The following table represents the internally assigned grades as of December 31, 2017, by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$153,793	$27,493	$199,887	$61,390	$16,877	$29,120	$4,708	$39,089	$532,357
Watch	244	-	9,683	-	-	-	-	827	10,754
Special Mention	137	-	357	-	-	-	-	784	1,278
Substandard	3,243	886	1,342	92	234	-	194	129	6,120
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$157,417	$28,379	$211,269	$61,482	$17,111	$29,120	$4,902	$40,829	$550,509

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

The following table presents the recorded investment in nonaccrual loans as of March 31, 2018, and December 31, 2017, by type of loan (in thousands):

	March 31, 2018	December 31, 2017
One- to four- family	$736	$791
Home equity	452	722
Commercial and multifamily	197	201
Construction and land	82	92
Manufactured homes	200	206
Other consumer	–	8
Commercial business	126	129
Total	$1,793	$2,149

The following table represents the aging of the recorded investment in past due loans as of March 31, 2018, by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Still Accruing	Total Past Due	Current	Total Loans
One- to four- family	$851	$300	$446	$-	$1,597	$160,697	$162,294
Home equity	305	54	414	-	773	26,865	27,638
Commercial and multifamily	42	-	-	-	42	221,213	221,255
Construction and land	-	-	-	-	-	60,789	60,789
Manufactured homes	41	56	176	-	273	17,207	17,480
Floating homes	-	-	-	-	-	29,110	29,110
Other consumer	1	-	-	-	1	5,461	5,462
Commercial business	223	-	-	-	223	37,631	37,854
Total	$1,463	$410	$1,036	$-	$2,909	$558,973	$561,882

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table represents the aging of the recorded investment in past due loans as of December 31, 2017, by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Still Accruing	Total Past Due	Current	Total Loans
One- to four- family	$2,092	$1,819	$727	$-	$4,638	$152,779	$157,417
Home equity	521	5	633	-	1,159	27,220	28,379
Commercial and multifamily	313	-	-	-	313	210,956	211,269
Construction and land	51	-	92	-	143	61,339	61,482
Manufactured homes	185	50	197	-	432	16,679	17,111
Floating homes	-	-	-	-	-	29,120	29,120
Other consumer	15	-	-	-	15	4,887	4,902
Commercial business	400	-	-	-	400	40,429	40,829
Total	$3,577	$1,874	$1,649	$-	$7,100	$543,409	$550,509

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

The following table represents the credit risk profile of our loan portfolio based on payment activity as of March 31, 2018, by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Performing	$161,512	$27,186	$221,058	$60,707	$17,280	$29,110	$5,462	$37,642	$559,957
Nonperforming	782	452	197	82	200	-	-	212	1,925
Total	$162,294	$27,638	$221,255	$60,789	$17,480	$29,110	$5,462	$37,854	$561,882

The following table represents the credit risk profile of our loan portfolio based on payment activity as of December 31, 2017, by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Performing	$156,580	$27,657	$211,068	$61,390	$16,905	$29,120	$4,894	$40,612	$548,226
Nonperforming	837	722	201	92	206	-	8	217	2,283
Total	$157,417	$28,379	$211,269	$61,482	$17,111	$29,120	$4,902	$40,829	$550,509

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

Impaired loans at March 31, 2018 and December 31, 2017, by type of loan were as follows (in thousands):

	March 31, 2018
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance

One- to four- family	$6,586	$3,038	$3,367	$6,405	$603
Home equity	1,008	740	166	906	116
Commercial and multifamily	3,174	3,147	-	3,147	-
Construction and land	135	89	41	130	13
Manufactured homes	490	22	437	459	335
Other consumer	195	124	71	195	45
Commercial business	1,564	739	807	1,546	317
Total	$13,152	$7,899	$4,889	$12,788	$1,429

	December 31, 2017
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance

One- to four- family	$6,562	$3,197	$3,059	$6,256	$360
Home equity	1,149	677	351	1,028	109
Commercial and multifamily	1,722	1,699	-	1,699	-
Construction and land	141	100	41	141	10
Manufactured homes	409	23	362	385	247
Other consumer	194	125	69	194	40
Commercial business	1,017	784	216	1,000	130
Total	$11,194	$6,605	$4,098	$10,703	$896

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Income on impaired loans for the three months ended March 31, 2018 and December 31, 2017 by type of loan were as follows (in thousands):

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

One- to four- family	$6,341	$73	$4,959	$84
Home equity	968	7	965	10
Commercial and multifamily	2,426	45	1,852	27
Construction and land	136	5	82	1
Manufactured homes	422	10	302	5
Other consumer	195	3	63	1
Commercial business	1,275	20	505	5
Total	$11,763	$163	$8,728	$133

Forgone interest on nonaccrual loans was $2,000 and $4,000 for the three months ended March 31, 2018 and 2017, respectively.  There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual or impaired at March 31, 2018 and December 31, 2017.

Troubled debt restructurings.  Loans classified as TDRs totaled $3.7 million at both March 31, 2018 and December 31, 2017, and are included in impaired loans.  The Company has granted, in its TDRs, a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

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

There were no loans modified as TDRs or payoffs of any TDRs during the three months ended March 31, 2018 and 2017.

There were no post-modification changes for the unpaid principal balance in loans, net of partial charge-offs, that were recorded as a result of the TDRs for the three months ended March 31, 2018 and 2017.  There were no TDRs for which there was a payment default within the first 12 months of modification during the three months ended March 31, 2018 and 2017.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5 – Fair Value Measurements

The following tables present information about the level in the fair value hierarchy for the Company's financial assets and liabilities, whether or not recognized or recorded at fair value as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$64,689	$64,689	$64,689	$-	$-
Available-for-sale securities	5,268	5,268	-	5,268	-
Loans held-for-sale	950	950	-	950	-
Loans receivable, net (1)	554,651	556,294	-	-	556,294
Accrued interest receivable	1,962	1,962	1,962	-	-
Mortgage servicing rights	3,532	3,532	-	-	3,532
FHLB stock	3,014	3,014	-	-	3,014
FINANCIAL LIABILITIES:
Non-maturity deposits	362,697	362,697	-	362,697	-
Time deposits (1)	166,496	167,807	-	167,807	-
Borrowings	56,000	56,000	-	56,000	-
Accrued interest payable	81	81	-	81	-

	December 31, 2017		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$60,680	$60,680	$60,680	$-	$-
Available-for-sale securities	5,435	5,435	-	5,435	-
Loans held for sale	1,777	1,777	-	1,777	-
Loans receivable, net	543,354	543,400	-	-	543,400
Accrued interest receivable	1,977	1,977	1,977	-	-
Mortgage servicing rights	3,426	3,426	-	-	3,426
FHLB Stock	3,065	3,065	-	-	3,065
FINANCIAL LIABILITIES:
Non-maturity deposits	349,846	349,846	-	349,846	-
Time deposits	164,554	163,485	-	163,485	-
Borrowings	59,000	59,000	-	59,000	-
Accrued interest payable	77	77	-	77	-
_______________________________
(1)  The estimated fair values of loans receivable, net and time deposits for March 31, 2018 reflect exit price assumptions.  The December
31, 2017 fair value estimates are not based on exit price assumptions.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the balance of assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

	Fair Value at March 31, 2018
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$3,340	$-	$3,340	$-
Agency mortgage-backed securities	1,928	-	1,928	-
Mortgage servicing rights	3,532	-	-	3,532

	Fair Value at December 31, 2017
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$3,369	$-	$3,369	$-
Agency mortgage-backed securities	2,066	-	2,066	-
Mortgage servicing rights	3,426	-	-	3,426

For the three months ended March 31, 2018 and 2017 there were no transfers between Level 1 and Level 2 nor between Level 2 and Level 3.

The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017:

March 31, 2018
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	95-328% (136%)
		Discount rate	13-15% (13%)

December 31, 2017
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	103-412% (160%)
		Discount rate	13%-15% (13%)

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

There were no assets or liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2018.  The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2017 (in thousands):

Three Months Ended March 31,
2017
Beginning balance, at fair value	$347
OTTI impairment losses	-
Sales and principal payments	(24)
Change in unrealized loss	(1)
Ending balance, at fair value	$322

Mortgage servicing rights are measured at fair value using a significant unobservable input (Level 3) on a recurring basis - additional information is included in Note 6 – Mortgage Servicing Rights.

The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at March 31, 2018
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$638	$-	$-	$638
Impaired loans	12,789	-	-	12,789

	Fair Value at December 31, 2017
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$610	$-	$-	$610
Impaired loans	10,703	-	-	10,703

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at March 31, 2018 and December 31, 2017.

The following tables provide a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017:

March 31, 2018
Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Market approach	Adjusted for differences between comparable sales	0-0% (0%)
Impaired loans	Market approach	Adjusted for differences between comparable sales	0-100% (9%)

December 31, 2017
Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range(Weighted Average)
OREO	Market approach	Adjusted for difference between comparable sales	0-0% (0%)
Impaired loans	Market approach	Adjusted for difference between comparable sales	0-100% (8%)

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

Loans Held-for-Sale - Residential mortgage loans held-for-sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At March 31, 2018 and December 31, 2017, loans held-for-sale were carried at cost, as no impairment was required.

Mortgage Servicing Rights –The fair value of mortgage servicing rights is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds, discount rates, and delinquency rate assumptions as inputs.

FHLB stock - The estimated fair value is equal to the par value of the stock, which approximates fair value.

Bank-owned Life Insurance. - The estimated fair value is equal to the cash surrender value of polices, net of surrender charges.

Borrowings - The fair value of borrowings are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Off-balance sheet financial instruments - The fair value for the Company's off-balance sheet loan commitments are estimated based on fees charged to others to enter into similar agreements taking into account the remaining terms of the agreements and credit standing of the Company's clients. The estimated fair value of these commitments is not significant.

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company's financial instruments will change when interest rate levels change, which may be favorable or unfavorable to it. Management attempts to match maturities of assets and liabilities to the extent necessary or possible to minimize interest rate risk. However, borrowers with fixed-rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed-rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by establishing early withdrawal penalties for certificates of deposit, creating interest rate floors for certain variable rate loans, adjusting terms of new loans and deposits, by borrowing at fixed-rates for fixed-terms and investing in securities with terms that mitigate the Company's overall interest rate risk.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6 – Mortgage Servicing Rights

The unpaid principal balances of loans serviced for Federal National Mortgage Association ("Fannie Mae") at March 31, 2018 and December 31, 2017, totaled $389.3 million and $392.6 million, respectively, and are not included in the Company's financial statements.  We also service loans for other financial institutions for which a servicing fee is received.  The unpaid principal balances of loans serviced for other financial institutions at March 31, 2018 and December 31, 2017, totaled $21.4 million and $19.9 million, respectively, and are not included in the Company's financial statements.
The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	March 31, 2018	December 31, 2017
Prepayment speed (Public Securities Association "PSA" model)	136%	160%
Weighted-average life	7.4 years	6.9 years
Yield to maturity discount rate	13%	13%

The amounts of contractually specified servicing, late and ancillary fees earned and recorded, net of fair value market adjustments to the mortgage servicing rights, are included in mortgage servicing income on the Condensed Consolidated Statements of Income which were $220,000 and $233,000 for the three months ended March 31, 2018 and 2017, respectively.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8 – Borrowings and FHLB Stock

The Company utilizes a loan agreement with the FHLB of Des Moines. The terms of the agreement call for a blanket pledge of a portion of the Company's mortgage and commercial and multifamily loan portfolio based on the outstanding balance.  At March 31, 2018 and December 31, 2017, the amount available to borrow under this credit facility was $225.6 million and $217.6 million, respectively.  At March 31, 2018, the credit facility was collateralized as follows:  one- to four- family mortgage loans with an advance equivalent of $116.1 million, commercial and multifamily mortgage loans with an advance equivalent of $105.6 million and home equity loans with an advance equivalent of $14.8 million.  At December 31, 2017, the credit facility was collateralized as follows:  one- to four- family mortgage loans with an advance equivalent of $111.5 million, commercial and multifamily mortgage loans with an advance equivalent of $103.0 million and home equity loans with an advance equivalent of $15.2 million.  The Company had outstanding borrowings under this arrangement of $56.0 million and $59.0 million at March 31, 2018 and December 31, 2017, respectively.  Additionally, the Company had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $14.5 million both at March 31, 2018 and December 31, 2017, respectively, to secure public deposits.  The remaining amount available to borrow as of March 31, 2018 and December 31, 2017, was $155.1 million and $144.1 million, respectively.  All contractual principal repayments of $56.0 million, with a weighted-average interest rate of 1.72%, at March 31, 2018 are due within one year.

As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances.  At March 31, 2018 and December 31, 2017, the Company had an investment of $3.0 million and $3.1 million, respectively, in FHLB of Des Moines stock.

The Company participates in the Federal Reserve Bank Borrower-in-Custody program, which gives the Company access to the discount window.  The terms of the program call for a pledge of specific assets.  The Company pledges commercial and consumer loans as collateral for this line of credit.  The Company had unused borrowing capacity of $49.7 million and $51.2 million and no outstanding borrowings under this program at March 31, 2018 and December 31, 2017, respectively.

The Company has access to an unsecured Fed Funds line of credit from Pacific Coast Banker's Bank.  The line has a one-year term maturing on June 30, 2018 and is renewable annually.  As of March 31, 2018, the amount available under this line of credit was $2.0 million.  There was no balance on this line of credit as of March 31, 2018 and December 31, 2017, respectively.

The Company has access to a Fed Funds line of credit from Zions Bank under a Fed Funds Sweep and Line Agreement.  The agreement allows access to a Fed Funds line of up to $9.0 million and requires the Company to maintain cash balances with Zions Bank of $250,000.  The agreement may be terminated by either party.  There was no balance on this line of credit as of March 31, 2018 and December 31, 2017, respectively.

The Company has access to an unsecured Fed Funds line of credit from The Independent Bank.  As of March 31, 2018, the amount available under this line of credit was $10.0 million. The agreement may be terminated by either party.  There was no balance on this line of credit as of March 31, 2018 and December 31, 2017, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9 – Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards.  Unvested share-based awards containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B.  Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the Company's earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company's stock for the period.

Earnings per share are summarized for the periods presented in the following table (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Net income	$1,602	$1,414
Weighted-average number of shares outstanding, basic	2,477	2,500
Effect of potentially dilutive common shares (1)	81	97
Weighted-average number of shares outstanding, diluted	2,558	2,597
Earnings per share, basic	$0.65	$0.57
Earnings per share, diluted	$0.63	$0.54
___________________________________
(1) Represents the effect of the assumed exercise of stock options and vesting of non-participating restricted shares, based on the treasury stock method.

There were no anti-dilutive securities at either March 31, 2018 or March 31, 2017.

Note 10 – Stock-based Compensation

Stock Options and Restricted Stock

The Company currently has two existing Equity Incentive Plans, a 2008 Equity Inventive Plan (the "2008 Plan") and a 2013 Equity Incentive Plan (the "2013 Plan"), collectively (the "Plans"), both of which were approved by stockholders.  The Plans permit the grant of restricted stock, restricted stock units, stock options, and stock appreciation rights.  Under the 2008 Plan, 126,287 shares of common stock were approved for awards for stock options and stock appreciation rights and 50,514 shares of common stock were approved for awards for restricted stock and restricted stock units.  Under the 2013 Plan, 141,750 shares of common stock were approved for awards for stock options and stock appreciation rights and 56,700 shares of common stock were approved for awards for restricted stock and restricted stock units.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2018, on an adjusted basis, awards for stock options totaling 258,780 shares and awards for restricted stock totaling 106,870 shares of Company common stock have been granted, net of any forfeitures, to participants in the Plans.  During the three months ended March 31, 2018 and 2017, share-based compensation expense totaled $45,000 and $144,000, respectively.

Stock Option Awards

The stock option awards granted to date under the 2008 Plan vest in 20 percent annual increments commencing one year from the grant date in accordance with the requirements of the 2008 Plan.  The stock option awards granted to date under the 2013 Plan vest in equal annual installments of either two or four years.  All of the options granted under the Plans are exercisable for a period of 10 years from the date of grant, subject to vesting.  The following is a summary of the Company's stock option award activity during the three months ended March 31, 2018:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2017	186,363	$18.04	6.26	$2,977,279
Granted	-	-
Exercised	(18,425)	13.77
Forfeited	(7,017)	17.55
Expired	-	-
Outstanding at March 31, 2018	160,921	18.55	6.24	2,928,762
Exercisable	132,632	17.87	6.02	$2,504,092
Expected to vest, assuming a 0% forfeiture rate over the vesting term	28,289	$21.74	7.27	$424,670

As of March 31, 2018, there was $188,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans.  The cost is expected to be recognized over the remaining weighted-average vesting period of 1.1 years.

There were no stock options granted during three months ended March 31, 2018.  The fair value of options granted for the three months ended March 31, 2017 was determined using the following weighted-average assumptions as of the grant date.

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

The following is a summary of the Company's non-vested restricted stock award activity during the three months ended March 31, 2018:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-vested at January 1, 2017	11,785	$19.05
Granted	-	-
Vested	(10,906)	21.94
Forfeited	(343)	18.36
Expired	—	—
Non-vested at March 31, 2018	536	21.95	36.75
Expected to vest assuming a 0% forfeiture rate over the vesting term	536	$21.95	$36.75

As of March 31, 2018, there was $26,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plans.  The cost is expected to be recognized over the weighted-average vesting period of 1.47 years.  The total fair value of shares vested for the three months ended March 31, 2018 and 2017 was $239,000 and $283,000, respectively.

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company which was paid in full in 2017.  In August 2012, in conjunction with the Company's conversion to a full stock company from the mutual holding company structure, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company.  The loan is being repaid principally by the Bank through contributions to the ESOP over a period of ten years.  The interest rate on the loan is fixed at 2.25%, per annum.  As of March 31, 2018, the remaining balance of the ESOP loan was $477,000.

Neither the loan balance nor the related interest expense is reflected on the condensed consolidated financial statements.

At March 31, 2018, the ESOP was committed to release 11,340 shares of the Company's common stock to participants and held 34,020 unallocated shares remaining to be released in future years.  The fair value of the 176,964 restricted shares held by the ESOP trust was $6.5 million at March 31, 2018.  ESOP compensation expense included in salaries and benefits was $174,000 and $168,000 for the three months ended March 31, 2018 and 2017, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 11 – Revenue from Contracts with Customers

All of the Company's revenue from contracts with customers in the scope of ASC 606 is recognized in Noninterest Income with the exception of the net loss on OREO and repossessed assets, which is included in Noninterest Expense. The following table presents the Company's sources of Noninterest Income for the three months ended March 31, 2018 and 2017 (in thousands). Items outside of the scope of ASC 606 are noted as such.

	Three Months Ended March 31,
	2018	2017
Noninterest income:
Service charges and fee income
Account maintenance fees	$53	$44
Transaction-based and overdraft service charges	120	101
Debit/ATM interchange fees	214	235
Credit card and interchange fees	12	9
Loan fees (a)	50	110
Other fees (a)	11	12
Total service charges and fee income	460	511
Earnings on cash surrender value of bank-owned life insurance (a)	79	81
Mortgage servicing income (a)	220	233
Net gain on sale of loans (a)	332	171
Total noninterest income	$1,091	$996
_______________
(a) Not within scope of ASC 606

Account maintenance fees and transaction-based and overdraft service charges

The Company earns fees from its customers for account maintenance, transaction-based and overdraft services.  Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts on a monthly basis.  The performance obligation is satisfied and the fees are recognized on a monthly basis as the service period is completed. Transaction-based fees on deposit accounts are charged to deposit customers for specific services provided to the customer, such as non-sufficient funds fees, overdraft fees, and wire fees. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.

Debit/ATM and credit card interchange income

Debit/ATM interchange income represent fees earned when a debit card issued by the Bank is used for a transaction.  The Bank earns interchange fees from debit cardholder transactions through the Mastercard payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders' account.  Certain expenses directly associated with the debit card are recorded on a net basis with the interchange income.

The Company utilizes a third party agency relationship to issue credit cards.  Credit card interchange income represent fees earned when a credit card is issued by the third party agent. Similar to debit card interchange fees, the Bank earns an interchange fee for each transaction made with Sound Community Bank's branded credit cards. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders' credit card. Certain expenses and rebates directly related to the credit card interchange contract are recorded net to the interchange income.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Net loss on OREO and repossessed assets

We record a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed of trust. When the Bank finances the sale of other real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the other real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on sale, we adjust the transaction price and related gain or loss on sale if a significant financing component is present.  For the three months ended March 31, 2018 and 2017, the Company had a loss on the sale of OREO of $27,000 and $3,000, respectively, included in Noninterest Expense.

Note 12 – Subsequent Event

On April 26, 2018, the Company declared a quarterly cash dividend of $0.14 per common share, payable May 25, 2018 to stockholders of record at the close of business May 10, 2018.

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
•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described from time to time in our filings with the SEC, including this Form 10-Q and our 2017 Form 10-K.

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

Sound Community Bank's deposits are insured up to applicable limits by the FDIC.  At March 31, 2018, Sound Financial Bancorp had total consolidated assets of $659.5 million, net loans of $554.7 million, deposits of $529.2 million and stockholders' equity of $66.5 million.  The shares of Sound Financial Bancorp are traded on The NASDAQ Capital Market under the symbol "SFBC."  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121.

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

Critical Accounting Policies

Certain of our accounting policies are important to an understanding of our financial condition, since they require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for other-than-temporary impairment of securities, accounting for mortgage servicing rights, accounting for other real estate owned and accounting for deferred income taxes.  Our methodologies for analyzing the allowance for loan losses, other-than-temporary impairment, mortgage servicing rights, other real estate owned and deferred tax asset accounts are described in our 2017 Form 10-K.  There have been no significant changes in the Company's application of accounting policies since December 31, 2017.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

General.   Total assets increased $14.3 million, or 2.2%, to $659.5 million at March 31, 2018 from $645.2 million at December 31, 2017.  This increase was primarily the result of an $11.3 million, or 2.1%, increase in the net loan portfolio and a $4.0 million, or 6.6%, increase in cash and cash equivalents. Excess liquidity from a $14.8 million, or 2.9%, increase in deposits was used to fund loan originations and pay down borrowings by $3.0 million.

Cash and Securities.  Cash and cash equivalents increased $4.0 million, or 6.6%, to $64.7 million at March 31, 2018 from $60.7 million at December 31, 2017.  Available-for-sale securities, which consist primarily of municipal bonds and agency mortgage-backed securities, decreased $167,000, or 3.1%, to $5.3 million at March 31, 2018 from $5.4 million at December 31, 2017 as a result of principal repayments.  There were no purchases or sales of securities during the three months ended March 31, 2018 and 2017.  For further analysis on our investment securities, see Note 3 - Investments in the Notes to Consolidated Financial Statements under Item 1 of this report.

Loans Held-for-Sale. Loans held-for-sale decreased $827,000, or 46.5%, to $950,000 at March 31, 2018 from $1.8 million at December 31, 2017.  The decrease in loans held-for-sale was due to the timing of loan sales.

Loans.  Our gross loan portfolio increased $11.4 million, or 2.1%, to $560.0 million at March 31, 2018 from $548.6 million at December 31, 2017.

The following table reflects the changes in the types of loans in our loan portfolio at March 31, 2018, as compared to December 31, 2017 (dollars in thousands):

	March 31, 2018	December 31, 2017	Amount Change	Percent Change
One- to four-family	$162,294	$157,417	$4,877	3.1%
Home equity	27,638	28,379	(741)	(2.6)
Commercial and multifamily	221,255	211,269	9,986	4.7
Construction and land	60,789	61,482	(693)	(1.1)
Manufactured homes	17,480	17,111	369	2.2
Floating homes	29,110	29,120	(10)	—
Other consumer	5,462	4,902	560	11.4
Commercial business	37,854	40,829	(2,975)	(7.3)
Deferred loan fees	(1,903)	(1,914)	11	(0.6)
Total loans, gross	$559,979	$548,595	$11,384	2.1%

The increase in our loan portfolio for the quarter was primarily a result of the $10.0 million, or 4.7% increase in our commercial and multifamily loan portfolio and the $4.9 million, or 3.1% increase in our one- to four-family loan portfolio.  At March 31, 2018, commercial and multifamily real estate loans accounted for 39.4% of the gross loan portfolio and one- to four-family loans, including home equity loans, accounted for 33.8% of the portfolio.  Consumer loans, consisting of manufactured homes, floating homes and other consumer loans accounted for 9.3% of the portfolio at that date.  Construction and land loans accounted for 10.8% of the portfolio and commercial business loans accounted for 6.7% of the portfolio at March 31, 2018.

Mortgage Servicing Rights.  At March 31, 2018, the fair value of our mortgage servicing rights was $3.5 million an increase of $106,000 or 3.1% from December 31, 2017. The increase was attributable to the current interest rate environment. We record mortgage servicing rights on loans sold to Fannie Mae and other financial institutions with servicing retained and upon acquisition of a servicing portfolio.  We stratify our capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  Mortgage servicing rights are carried at fair value.  If the fair value of our mortgage servicing rights fluctuates significantly our financial results could be materially impacted.

Nonperforming Assets.  At March 31, 2018, nonperforming assets totaled $2.6 million, or 0.39% of total assets, compared to $2.9 million, or 0.45% of total assets at December 31, 2017.

The table below sets forth the amounts and categories of nonperforming assets at the dates indicated (dollars in thousands):

	Nonperforming Assets
	March 31, 2018	December 31, 2017	Amount Change	Percent Change
Nonaccrual loans	$1,793	$2,149	$(356)	(16.6)%
Nonperforming TDRs	132	134	(2)	(1.5)
Total nonperforming loans	1,925	2,283	(358)	(15.7)
OREO and repossessed assets	638	610	28	4.6
Total nonperforming assets	$2,563	$2,893	$(330)	(11.4)%

Nonperforming loans, consisting of nonaccrual loans and nonperforming TDRs, decreased to $1.9 million, or 0.34% of total loans, at March 31, 2018 from $2.3 million, or 0.42% of total loans, at December 31, 2017.  This decrease reflects the improving economic environment within the Bank's lending area and continued diligence by the Bank's lending personnel in identifying troubled loans and working with the loan clients to resolve any issues.

OREO and repossessed assets increased $28,000, or 4.6%, to $638,000 at March 31, 2018 from $610,000 at December 31, 2017.  At March 31, 2018, OREO and repossessed assets consisted of three properties, a $600,000 former bank branch property originally classified as a fixed asset in 2016 which was reclassified to OREO the same year, a single-family residence with a carrying amount of $28,000 and a manufactured home that was written down to $10,000.

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

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$5,241	$4,822
Charge-offs	(20)	(29)
Recoveries	7	45
Net (charge-offs)/recoveries	(13)	16
Provisions charged to operations	100	-
Balance at end of period	$5,328	$4,838

Ratio of net (charge-offs)/recoveries during the period to average loans outstanding during the period	—	0.01%

	March 31, 2018	December 31, 2017
Allowance as a percentage of nonperforming loans (end of period)	276.78%	229.57%
Allowance as a percentage of total loans (end of period)	0.95%	0.96%

Our allowance for loan losses at March 31, 2018 and December 31, 2017 was $5.3 million and $5.2 million, respectively.  The overall increase in the allowance for loan losses was due to the increase in the gross loan portfolio from $548.6 million at December 31, 2017 to $560.0 million at March 31, 2018.

Specific loan loss reserves increased to $1.4 million at March 31, 2018 compared to $896,000 at December 31, 2017, while general loan loss reserves increased to $3.3 million at March 31, 2018, compared to $3.2 million at December 31, 2017 and the unallocated reserve decreased to $646,000 at March 31, 2018 compared to $1.1 million at December 31, 2017.  During the quarter, more commercial business loans migrated to the specific reserve pool as a result of the maturing of this portfolio.  As a result of the loan by loan analysis, not all of these loans have specific reserves set aside but are being monitored more closely.  Net charge-offs for the three months ended March 31, 2018 were $13,000 compared to net recoveries of $16,000 for the three months ended March 31, 2017.  As of March 31, 2018, the allowance for loan losses as a percentage of gross loans receivable and as a percentage of nonperforming loans were 0.95% and 276.78%, respectively, compared to 0.96% and 229.57%, respectively, at December 31, 2017.  The improvement in the allowance as a percentage of nonperforming loans ratio was due to a decrease in total nonperforming loans as we continue to grow our loans and monitor the credit quality of our portfolio.

Deposits.  Total deposits increased $14.8 million, or 2.9%, to $529.2 million at March 31, 2018 from $514.4 million at December 31, 2017, as a result of a $2.6 million, or 0.6%, increase in interest-bearing accounts and a $12.2 million, or 16.8%, increase in noninterest-bearing accounts.  The increase in deposits for the first quarter of 2018 compared to the fourth quarter of 2017 was due to our continued focus on generating low cost deposits.

A summary of deposit accounts with the corresponding weighted-average cost of funds at the dates indicated is presented below (dollars in thousands):

	March 31, 2018		December 31, 2017
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand (1)	$80,084	0.00%	$69,094	0.00%
Interest-bearing demand	178,629	0.39	173,413	0.43
Savings	50,336	0.21	49,450	0.21
Money market	49,457	0.19	54,860	0.21
Time deposits	166,496	1.26	164,554	1.33
Escrow (1)	4,191	0.00	3,029	0.00
Total deposits	$529,193	0.63%	$514,400	0.61%
_____________
(1) Escrow balances shown in noninterest-bearing deposits on the consolidated balance sheets.

Borrowings.  FHLB advances decreased $3.0 million, or 5.1%, to $56.0 million at March 31, 2018, with a weighted-average cost of 1.73%, from $59.0 million at December 31, 2017, with a weighted-average cost of 1.63%.  The increase in the average rate was due to the an increase in the overnight borrowing rate in the current period compared to December 31, 2017, reflecting the recent increase in the federal funds rate.  Excess funds from increased deposits and loan repayments during the quarter ended March 31, 2018 were used to reduce borrowings.  We rely on FHLB advances to fund interest-earning assets when deposits alone cannot fully fund interest-earning asset growth.  This reliance on borrowings, rather than deposits, may increase our overall cost of funds.

Stockholders' Equity.  Total stockholders' equity increased $1.4 million, or 2.1%, to $66.5 million at March 31, 2018 from $65.2 million at December 31, 2017.  This increase primarily reflects $1.6 million in net income and share-based compensation of $45,000, partially offset by the payment of a cash dividend of $303,000 to common stockholders during the current quarter.

Comparison of Results of Operation for the Three Months Ended March 31, 2018 and 2017

General.  Net income increased $188,000 to $1.6 million, or $0.62 per diluted common share, for the three months ended March 31, 2018, compared to $1.4 million, or $0.54 per diluted common share, for the three months ended March 31, 2017.  The primary reasons for the increase in net income were increases in net interest income and noninterest income and a decrease in the provision for income taxes.  Net interest income increased primarily as a result of higher average loan balances and the increase in noninterest income was primarily the result of an increase in net gain on sales of loans.  The provision for income taxes decreased due to the Tax Act which was signed into law on December 22, 2017, which reduced our federal corporate income tax rate from 35% during the first quarter of 2017 to 21% for the first quarter of 2018.  These changes were partially offset by increases in the provision for loan losses and noninterest expense.  The provision for loan losses increased due to an increase in the balance of the loan portfolio.  Noninterest expense increased primarily as a result of increases in salaries and benefits, operations and occupancy expenses.

Interest Income.  Interest income increased $900,000, or 13.7%, to $7.5 million for the three months ended March 31, 2018, from $6.6 million for the three months ended March 31, 2017.  The increase in interest income primarily reflected an increase in the average balance of interest-earning assets and an increase in the yield on loans and cash and cash equivalents as the Fed Funds rate has increased over the past year.

The average balance of loans receivable increased $54.1 million, or 10.9%, to $549.7 million for the three months ended March 31, 2018, as compared to $495.6 million for the same period last year.  The weighted-average yield on loans increased seven basis points to 5.27% for the three months ended March 31, 2018 from 5.20% for the three months ended March 31, 2017 due to the general rise in market interest rates.  Our weighted-average yield on interest-earning assets was 5.00% for the three months ended March 31, 2018, compared to 4.87% for the three months ended March 31, 2017.  The weighted-average yield on investments and interest-bearing cash was 1.84% for the three months ended March 31, 2018, compared to 1.20% for the three months ended March 31, 2017.  The average balance of the investment portfolio, which included interest-bearing cash balances and available-for-sale securities increased $3.7 million, or 7.3%.  The overall yield on the investment portfolio increased 64 basis points as a result of the increase in rates paid on overnight deposits due to the increase in the Fed Funds rate over the past year.

Interest Expense.  Interest expense increased $228,000 or 28.7%, to $1.0 million for the three months ended March 31, 2018, from $795,000 for the three months ended March 31, 2017.  This increase reflects a $48.5 million, or 10.3%, increase in the average balances of deposits and a $7.4 million, or 17.6%, increase in the average balances of FHLB advances for the three months ended March 31, 2018, as compared to the same period last year.  Our weighted-average cost of interest-bearing liabilities was 0.83% for the three months ended March 31, 2018, compared to 0.71% for the same period one year ago.

Interest paid on deposits increased $107,000, or 15.2%, to $810,000 for the three months ended March 31, 2018, from $703,000 for the three months ended March 31, 2017.  The average balances of interest-bearing deposits outstanding for the quarter ended March 31, 2018 increased $39.3 million, or 9.7%, to $442.4 million from $403.1 million for the same period a year ago.  Our weighted-average cost of deposits during the three months ended March 31, 2018 was 0.63%, as compared to 0.60% during the three months ended March 31, 2017.

Interest expense on borrowings increased $121,000, or 131.5%, to $213,000 for the three months ended March 31, 2018, from $92,000 for the three months ended March 31, 2017.  The increased cost of borrowings was a result of an increase in overnight borrowing rates in the current quarter compared to the same quarter one year ago reflecting the increases in the federal funds target rate as well as an increase of $30.4 million in total borrowings during the first quarter of 2018 compared to the same quarter one year ago.  Our average cost of borrowings was 1.73% for the three months ended March 31, 2018, compared to 0.88% for the three months ended March 31, 2017.

Net Interest Income.  Net interest income increased $672,000, or 11.6%, to $6.5 million for the three months ended March 31, 2018, from $5.8 million for the three months ended March 31, 2017.  The increase was a result of higher interest income due to higher average loan balances and cash and cash equivalents, partially offset by the increase in the average balance of deposits and the rise in the cost of borrowings, as discussed above.  Our net interest margin increased to 4.32% for the three months ended March 31, 2018, compared to 4.28% for the three months ended March 31, 2017 primarily due to higher average loan balances and loan yields.

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

The provision for loan losses was $100,000 for the three months ended March 31, 2018, compared to no provision for the three months ended March 31, 2017.  The increased provision during the current period primarily reflects the $70.7 million increase in the gross loan portfolio during the first quarter of 2018 compared to one year ago.  Net charge-offs for the quarter totaled $13,000 compared to net recoveries of $16,000 for the same quarter in 2017.

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

Noninterest Income.  Noninterest income increased $95,000, or 9.5%, to $1.1 million for the three months ended March 31, 2018, as compared to $996,000 for the three months ended March 31, 2017, as reflected below (dollars in thousands):

	Three Months Ended March 31,		Amount	Percent
	2018	2017	Change	Change
Service charges and fee income	$460	$511	$(51)	(10.0)%
Earnings on cash surrender value of BOLI	79	81	(2)	(2.5)
Mortgage servicing income	220	233	(13)	(5.6)
Net gain on sale of loans	332	171	161	94.2
Total noninterest income	$1,091	$996	$95	9.5%

The increase in noninterest income compared to a year ago was the result of an increase of $161,000 in net gain on sale of loans, partially offset by decreases in service charges and fee income totaling $51,000.  The decrease in service charges and fee income included a decrease in loan fees, partially offset by an increase in early withdrawal penalties on certificates of deposit.  The decrease in loan fees was primarily due to the deferral of additional loan fees in the current quarter compared to the same period in 2017.  Penalties received as a result of the early withdrawal of certificates of deposit increased $15,000 in the first quarter of 2018 to $20,000 compared to $5,000 in the first quarter of 2017.

Noninterest Expense.  Noninterest expense increased $816,000, or 17.7%, to $5.4 million during the three months ended March 31, 2018, as compared to $4.6 million during the three months ended March 31, 2017, as reflected below (dollars in thousands):

	Three Months Ended March 31,		Amount	Percent
	2018	2017	Change	Change
Salaries and benefits	$3,141	$2,691	$450	16.7%
Operations	1,239	1,021	218	21.4
Regulatory assessments	101	124	(23)	(18.5)
Occupancy	474	373	101	27.1
Data processing	453	407	46	11.3
Net loss on OREO and repossessed assets	27	3	24	800.0
Total noninterest expense	$5,435	$4,619	$816	17.7%

The increase in noninterest expense was primarily due to higher salaries and benefits, operations, and occupancy expenses.  Salaries and benefits expense increased $450,000 compared to the first quarter of 2017 primarily due to an increase in the number of full-time equivalent employees as a result of the addition of our University Place and Belltown branches, as well as the opening of our loan production office in Sequim, WA.  Operations expense increased $218,000 primarily due to a $124,000 provision for off-balance sheet commitments due to a loss on a loan sold with recourse and increases in audit fees and charitable contributions.

The efficiency ratio for the quarter ended March 31, 2018 was 71.89%, compared to 67.99% for the first quarter of 2017.  The increase in the efficiency ratio was primarily due to an increase in salaries and benefits expense.

Provision for Income Taxes.   As of January 1, 2018, our statutory income tax rate is 21%, as compared to 35% for prior years as a result of the Tax Act.  The provision for income taxes decreased $337,000, or 44.3%, for the first quarter of 2018 to $423,000 from $760,000 for the comparable quarter in 2017.

Liquidity

The Management Discussion and Analysis in Item 7 of the Company's 2017 Form 10-K contains an overview of Sound Financial Bancorp's and the Bank's liquidity management, sources of liquidity and cash flows.  This discussion updates that disclosure for the three months ended March 31, 2018.

The Bank's primary sources of funds are deposits, principal and interest payments on loans and borrowings.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank's primary investing activity is loan originations.  The Bank maintains liquidity levels it believes to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  At March 31, 2018, the Bank had $70.0 million in cash and investment securities available-for-sale and $950,000 in loans held-for-sale generally available for its cash needs.  Also, at March 31, 2018, the Bank had the ability to borrow an additional $155.1 million in FHLB advances based on existing collateral pledged, and could access $49.7 million through the Federal Reserve's Discount Window.  At March 31, 2018, we also had available a total of $21.0 million in credit facilities with other financial institutions, with no balance outstanding.  The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At March 31, 2018, outstanding loan commitments, including unused lines and letters of credit totaled $75.8 million, including $35.8 million of undisbursed construction and land loans.  Certificates of deposit scheduled to mature in one year or less at March 31, 2018, totaled $96.9 million.  Based on our competitive pricing, we believe that a majority of maturing deposits will remain with the Bank.

Cash and cash equivalents increased $4.0 million to $64.7 million as of March 31, 2018, from $60.7 million as of December 31, 2017.  Net cash provided by operating activities was $4.4 million for the three months ended March 31, 2018.  Net cash used by investing activities totaled $11.9 million during the three months ended March 31, 2018 and was principally used to fund loan growth of $11.5 million, net of principal repayments. The $11.6 million of cash provided by financing activities during the three months ended March 31, 2018 was primarily a result of a net increase in deposits of $14.8 million, partially offset by a $3.0 million decrease in FHLB advances.

As a separate legal entity from the Bank, the Company must provide for its own liquidity.  At March 31, 2018, the Company, on an unconsolidated basis, had $591,000 in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.  The Company's principal source of liquidity is dividends and ESOP loan repayments from the Bank.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage clients' requests for funding and take the form of loan commitments and lines of credit.  For the three months ended March 31, 2018, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet loan commitments at March 31, 2018, is as follows (in thousands):

March 31, 2018
Residential mortgage commitments	$4,584
Undisbursed portion of loans originated	35,785
Unused lines of credit	34,005
Irrevocable letters of credit	1,400
Total loan commitments	$75,774

Capital

Sound Community Bank is subject to minimum capital requirements imposed by regulations of the FDIC.  Capital adequacy requirements are quantitative measures established by regulation that require Sound Community Bank to maintain minimum amounts and ratios of capital.

Based on its capital levels at March 31, 2018, Sound Community Bank exceeded all regulatory capital requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC.  Based on capital levels at March 31, 2018, Sound Community Bank was considered to be well-capitalized under applicable regulatory requirements.  Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank's "well-capitalized" status.

The actual regulatory capital amounts and ratios calculated for Sound Community Bank at March 31, 2018, were as follows (dollars in thousands):

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital to average assets	$64,019	10.04%	$25,516	> 4.0%	$31,895	> 5.0%
Common Equity Tier 1 ("CET1") risk-based capital ratio	64,019	12.15%	23,704	> 4.5%	34,240	> 6.5%
Tier 1 Capital to risk-weighted assets	64,019	12.15%	31,606	> 6.0%	42,141	> 8.0%
Total Capital to risk-weighted assets	69,542	13.20%	42,141	> 8.0%	52,676	> 10.0%

Pursuant to the capital regulations of the FDIC and the other federal banking agencies, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  For our fiscal year ending December 31, 2018, the capital conservation buffer rule requires a buffer of greater than 1.875% of risk-weighted assets, which amount will increase by 0.625% yearly until the requirement is fully phased-in on January 1, 2019, when the buffer must exceed 2.5% of risk-weighted assets.  As March 31, 2018, the Bank's CET1 capital exceeded the required capital conservation buffer of 1.875%.

For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at March 31, 2018 Sound Financial Bancorp would have exceeded all regulatory capital requirements.  The estimated regulatory capital ratios calculated for Sound Financial Bancorp as of March 31, 2018 were 10.23% for Tier 1 leverage-based capital, 12.39% for both Common Equity Tier 1 risk-based capital, Tier 1 Capital to risk-based assets and 13.44% for total risk-based capital.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company provided information about market risk in Item 7A of its 2017 Form 10-K.  There have been no material changes in our market risk since our 2017 Form 10-K.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act")), as of March 31, 2018, was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Interim Chief Financial Officer, and several other members of the Company's senior management. The Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2018, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Interim Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the three months ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1	Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A	Risk Factors

Not required; the Company is a smaller reporting company.

Item 2	Unregistered Sales of Equity Securities and use of Proceeds

a)	Not applicable

(b)	Not applicable

(c)	The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended March 31, 2018:

	Total Number of Shares Purchase(1)	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2018 - January 31, 2018	-	$-	-	-
February 1, 2018 - February 28, 2018	5,206	34.75	-	-
March 1, 2018 - March 31, 2018	-	-	-	-
Total	5,206	$34.75	-	-
________________
(1)  Reflects shares of previously owned Company common stock surrendered to the Company by the option holders as payment of the exercise price of their incentive stock options.

The Company may repurchase shares of its common stock from time-to-time in open market transactions.  The timing, volume and price of purchases are made at our discretion, and are contingent upon our overall financial condition, as well as general market conditions.  As of March 31, 2018, the Company did not have any publicly announced stock repurchase programs.

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

10.7	Summary of Annual Bonus Plan (incorporated herein by reference to the Registration Statement on Form SB-2 filed with the SEC on September 20, 2007 (File No. 333-146196))
10.8	2013 Equity Incentive Plan (incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-35633))
10.9
Form of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock Agreement under the 2013 Equity Incentive Plan (incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-35633))

10.10
Amended and Restated Change of Control Agreement dated June 21, 2016, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Matthew P. Deines (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on June 24, 2016 (File No. 001-35633))

10.11
Change of Control Agreement dated June 21, 2016, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Elliott Pierce (incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-35633))

10.12
Adoption Agreement for the Sound Community Bank Nonqualified Deferred Compensation Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on March 24, 2017 (File No. (001-35633))

10.13	The Sound Community Bank Nonqualified Deferred Compensation Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on March 24, 2017 (File No. 001-35633))
10.14
Change of Control Agreement dated June 22, 2016, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Christina Gehrke (incorporated herein by reference to the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No.001-35633))

10.15
Separation Agreement and Release of All Claims entered into between Matthew P. Deines and Sound Community Bank (incorporated herein by reference to the Current Report on Form 8-K/A filed with the SEC on April 12, 2018 (File No. 001-35633))

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

Sound Financial Bancorp, Inc.

Date: May 14, 2018	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President/Chief Executive Officer and Interim CFO
(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)