Form 10-Q
period 2018-06-30
Sound Financial Bancorp, Inc.
filed 2018-08-14
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of August 7, 2018, there were 2,539,814 shares of the registrant's common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$59,434	$60,680
Available-for-sale securities, at fair value	5,118	5,435
Loans held-for-sale	721	1,777
Loans	590,756	548,595
Allowance for loan losses	(5,503)	(5,241)
Total loans, net	585,253	543,354
Accrued interest receivable	2,224	1,977
Bank-owned life insurance ("BOLI"), net	13,155	12,750
Other real estate owned ("OREO") and repossessed assets, net	610	610
Mortgage servicing rights, at fair value	3,582	3,426
Federal Home Loan Bank ("FHLB") stock, at cost	3,614	3,065
Premises and equipment, net	7,474	7,392
Other assets	5,038	4,778
Total assets	$686,223	$645,244
LIABILITIES
Deposits
Interest-bearing	$454,703	$442,277
Noninterest-bearing demand	84,713	72,123
Total deposits	539,416	514,400
Borrowings	71,000	59,000
Accrued interest payable	82	77
Other liabilities	6,766	5,972
Advance payments from borrowers for taxes and insurance	476	635
Total liabilities	617,740	580,084
COMMITMENTS AND CONTINGENCIES (NOTE 7)	—	—
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,539,814 and 2,511,127 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	25	25
Additional paid-in capital	25,371	24,986
Unearned shares - Employee Stock Ownership Plan ("ESOP")	(397)	(453)
Retained earnings	43,405	40,493
Accumulated other comprehensive income, net of tax	79	109
Total stockholders' equity	68,483	65,160
Total liabilities and stockholders' equity	$686,223	$645,244

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
INTEREST INCOME
Loans, including fees	$7,899	$6,358	$15,145	$12,798
Interest and dividends on investments, cash and cash equivalents	264	159	510	310
Total interest income	8,163	6,517	15,655	13,108
INTEREST EXPENSE
Deposits	881	688	1,691	1,391
Borrowings	341	75	554	166
Total interest expense	1,222	763	2,245	1,557
Net interest income	6,941	5,754	13,410	11,551
PROVISION FOR LOAN LOSSES	150	—	250	—
Net interest income after provision for loan losses	6,791	5,754	13,160	11,551
NONINTEREST INCOME
Service charges and fee income	461	492	921	1,003
Earnings on cash surrender value of bank-owned life insurance	80	82	159	163
Mortgage servicing income	206	148	426	381
Net gain on sale of loans	343	261	675	433
Total noninterest income	1,090	983	2,181	1,980
NONINTEREST EXPENSE
Salaries and benefits	3,055	2,662	6,196	5,353
Operations	1,198	1,029	2,437	2,050
Regulatory assessments	91	136	192	260
Occupancy	573	522	1,047	895
Data processing	461	438	914	845
Net loss on OREO and repossessed assets	25	11	52	14
Total noninterest expense	5,403	4,798	10,838	9,417
Income before provision for income taxes	2,478	1,939	4,503	4,114
Provision for income taxes	512	636	935	1,397
Net income	$1,966	$1,303	$3,568	$2,717

Earnings per common share:
Basic	$0.79	$0.52	$1.44	$1.09
Diluted	$0.77	$0.50	$1.39	$1.04
Weighted-average number of common shares outstanding:
Basic	2,489,294	2,500,752	2,484,708	2,500,131
Diluted	2,561,247	2,596,791	2,560,823	2,600,564

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$1,966	$1,303	$3,568	$2,717
Available for sale securities:
Unrealized gains/(loss) arising during the period	1	36	(38)	88
Income tax benefit/(expense) related to unrealized gains/losses	—	(12)	8	(30)
Other comprehensive income/(loss), net of tax	1	24	(30)	58
Comprehensive income	$1,967	$1,327	$3,538	$2,775

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2018 and 2017 (unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid -in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders' Equity
Balances at December 31, 2016	2,498,804	$25,000	$23,979,000	$(683,000)	$36,873,000	$81,000	$60,275,000
Net income					2,717,000		2,717,000
Other comprehensive income, net of tax						58,000	58,000
Share-based compensation			288,000				288,000
Cash dividends paid on common stock ($0.20 per share)					(501,000)		(501,000)
Restricted stock awards issued	576						—
Exercise of options	2,135		33,000				33,000
Balances at June 30, 2017	2,501,515	$25,000	$24,300,000	$(683,000)	$39,089,000	$139,000	$62,870,000

	Shares	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders' Equity
Balances at December 31, 2017	2,511,127	$25,000	$24,986,000	$(453,000)	$40,493,000	$109,000	$65,160,000
Net income					3,568,000		3,568,000
Other comprehensive loss, net of tax						(30,000)	(30,000)
Share-based compensation			134,000				134,000
Cash dividends paid on common stock ($0.26 per share)					(656,000)		(656,000)
Restricted shares forfeited	(343)						—
Common stock repurchased	(15,390)						—
Exercise of options	44,420		102,000				102,000
Allocation of ESOP shares			149,000	56,000			205,000
Balances at June 30, 2018	2,539,814	$25,000	$25,371,000	$(397,000)	$43,405,000	$79,000	$68,483,000

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,568	$2,717
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net premiums on investments	28	27
Provision for loan losses	250	—
Depreciation and amortization	489	455
Compensation expense related to stock options and restricted stock	134	288
Change in fair value of mortgage servicing rights	121	111
Increase in cash surrender value of BOLI	(159)	(163)
Net change in advances from borrowers for taxes and insurance	(159)	(90)
Net gain on sale of loans	(675)	(433)
Proceeds from sale of loans held-for-sale	29,805	22,170
Originations of loans held-for-sale	(28,260)	(21,424)
Net loss on OREO and repossessed assets	52	14
Change in operating assets and liabilities:
Accrued interest receivable	(247)	139
Other assets	(260)	(535)
Accrued interest payable	5	5
Other liabilities	794	1,137
Net cash provided by operating activities	5,486	4,418
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available-for-sale securities	289	463
Net (increase)/decrease in loans	(42,161)	6,118
Purchase of BOLI	(246)	(184)
Purchases of premises and equipment, net	(571)	(2,373)
Net cash received from branch acquisition	—	13,671
Net cash (used)/provided by investing activities	(42,689)	17,695
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	25,016	12,342
Proceeds from borrowings	28,000	70,500
Repayment of borrowings	(16,000)	(100,292)
FHLB stock (purchased)/redeemed	(549)	1,135
Dividends received on FHLB stock	44	44
Dividends paid on common stock	(656)	(501)
Proceeds from stock option exercises	102	33
Net cash provided/(used) by financing activities	35,957	(16,739)
Net change in cash and cash equivalents	(1,246)	5,374
Cash and cash equivalents, beginning of period	60,680	54,582
Cash and cash equivalents, end of period	$59,434	$59,956

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$1,500	$1,310
Interest paid on deposits and borrowings	2,240	1,552
Assets acquired in acquisition of branch	—	14,474

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

Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to the current presentation.  These classifications do not have an impact on previously reported consolidated net income, retained earnings, stockholders' equity or earnings per share.

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

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. In addition, the amendments in this ASU require an entity to disclose the fair value of financial instruments using the exit price notion. Exit price is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The methods of determining the fair value of assets and liabilities are consistent with our methodologies disclosed in Note 11 - Fair Value Measurements of the Company's 2017 Form 10-K, except for the valuation of loans held-for-investment and time deposits which were impacted by the adoption of ASU 2016-01. Prior to adopting the amendments included in the standard, the Company was allowed to measure fair value under an entry price notion. The entry price notion previously applied by the Company used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument. The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets. As of June 30, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company's loan portfolio is initially fair valued using a pooled approach, using the eight categories as disclosed in Note 4 - Loans. Loans are considered a Level 3 classification.  This ASU also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  The amendments in this ASU were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has used the exit price notion in the fair value disclosure of financial instruments in Note 5 of this report. The adoption of ASU 2016-01 did not have a material impact on the Company's consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize, on the balance sheet, the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in the ASU is permitted. Although an estimate of the impact of the new leasing standard has not yet been determined, once adopted, we expect to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements.

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

In February 2018, FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). This ASU was issued to allow a reclassification from accumulated other comprehensive income to retained earnings from stranded tax effects resulting from the revaluation of the Company's net deferred tax asset ("DTA") to the new corporate tax rate of 21% as a result of the Tax Cuts and Jobs Act of 2017 ("Tax Act"). The ASU is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. The adoption of ASU No. 2018-02 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2018, FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the Tax Act and allows for entities to report provisional amounts for specific income tax effects of the Act for which the accounting under Topic 740 was not yet complete, but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity's financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the Consolidated Financial Statements on Form 10-K as of December 31, 2017. As of June 30, 2018, the Company did not incur any adjustments to the provisional recognition.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 3 – Investments

The amortized cost and fair value of our available-for-sale ("AFS") securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2018
Municipal bonds	$3,229	$135	$(25)	$3,339
Agency mortgage-backed securities	1,761	18	—	1,779
Total	$4,990	$153	$(25)	$5,118

December 31, 2017
Municipal bonds	$3,240	$155	$(26)	$3,369
Agency mortgage-backed securities	2,030	36	—	2,066
Total	$5,270	$191	$(26)	$5,435

The amortized cost and fair value of AFS securities at June 30, 2018, by contractual maturity, are shown below (in thousands).  Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	June 30, 2018
	Amortized Cost	Fair Value
Due after one year through five years	$1,577	$1,559
Due after five years through ten years	153	161
Due after ten years	1,499	1,619
Mortgage-backed securities	1,761	1,779
Total	$4,990	$5,118

There were no pledged securities at June 30, 2018 and December 31, 2017.

There were no sales of AFS securities during the three and six months ended June 30, 2018 and 2017.

The following tables summarize the aggregate fair value and gross unrealized loss by length of time of those investments that have been in a continuous unrealized loss position at the dates indicated (in thousands):

	June 30, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$—	$—	$1,292	$(25)	$1,292	$(25)
Total	$—	$—	$1,292	$(25)	$1,292	$(25)

	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$—	$—	$1,302	$(26)	$1,302	$(26)
Total	$—	$—	$1,302	$(26)	$1,302	$(26)

There were no credit losses recognized in earnings during the three and six months ended June 30, 2018 or 2017 relating to the Company's securities.

At June 30, 2018, there were no securities in an unrealized loss position for less than 12 months and there were three municipal securities in an unrealized loss position for over 12 months.  At December 31, 2017, there were no securities in an unrealized loss position for less than 12 months and there were three municipal securities in an unrealized loss position for more than 12 months.  The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral.  It is expected that these securities will not be settled at a price less than the amortized cost of each investment.  Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because we do not intend to sell the securities in this class and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered an other-than-temporary impairment ("OTTI") during the three and six months ended June 30, 2018 and 2017.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 4 – Loans

The composition of the loan portfolio at the dates indicated, excluding loans held-for-sale, was as follows (in thousands):

	June 30, 2018	December 31, 2017
Real estate loans:
One- to four- family	$166,390	$157,417
Home equity	25,954	28,379
Commercial and multifamily	236,915	211,269
Construction and land	62,704	61,482
Total real estate loans	$491,963	$458,547
Consumer loans:
Manufactured homes	18,295	17,111
Floating homes	33,643	29,120
Other consumer	5,642	4,902
Total consumer loans	57,580	51,133
Commercial business loans	43,119	40,829
Total loans	592,662	550,509
Deferred fees	(1,906)	(1,914)
Total loans, gross	590,756	548,595
Allowance for loan losses	(5,503)	(5,241)
Total loans, net	$585,253	$543,354

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2018 (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$633	$58	$9	$12	$221	$—	$76	$307	$—	$1,316
Collectively evaluated for impairment	946	153	1,392	373	105	195	40	246	737	4,187
Ending balance	$1,579	$211	$1,401	$385	$326	$195	$116	$553	$737	$5,503
Loans receivable:
Individually evaluated for impairment	$4,719	$791	$3,134	$126	$346	$—	$162	$1,793	$—	$11,071
Collectively evaluated for impairment	161,671	25,163	233,781	62,578	17,949	33,643	5,480	41,326	—	581,591
Ending balance	$166,390	$25,954	$236,915	$62,704	$18,295	$33,643	$5,642	$43,119	$—	$592,662

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2017 (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$555	$120	$—	$13	$258	$—	$43	$135	$—	$1,124
Collectively evaluated for impairment	881	173	1,250	365	97	169	37	237	908	4,117
Ending balance	$1,436	$293	$1,250	$378	$355	$169	$80	$372	$908	$5,241
Loans receivable:
Individually evaluated for impairment	$6,256	$1,028	$1,699	$141	$385	$—	$194	$1,000	$—	$10,703
Collectively evaluated for impairment	151,161	27,351	209,570	61,341	16,726	29,120	4,708	39,829	—	539,806
Ending balance	$157,417	$28,379	$211,269	$61,482	$17,111	$29,120	$4,902	$40,829	$—	$550,509

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the activity in the allowance for loan losses for the three months ended June 30, 2018 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One- to four- family	$1,514	$—	$1	$64	$1,579
Home equity	276	—	35	(100)	211
Commercial and multifamily	1,295	—	—	106	1,401
Construction and land	375	—	—	10	385
Manufactured homes	434	(12)	—	(96)	326
Floating homes	169	—	—	26	195
Other consumer	86	—	1	29	116
Commercial business	533	—	—	20	553
Unallocated	646	—	—	91	737
Total	$5,328	$(12)	$37	$150	$5,503

The following table summarizes the activity in the allowance for loan losses for the six months ended June 30, 2018 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One- to four- family	$1,436	$—	$1	$142	$1,579
Home equity	293	(7)	38	(113)	211
Commercial and multifamily	1,250	—	—	151	1,401
Construction and land	378	—	—	7	385
Manufactured homes	355	(12)	—	(17)	326
Floating homes	169	—	—	26	195
Other consumer	80	(13)	5	44	116
Commercial business	372	—	—	181	553
Unallocated	908	—	—	(171)	737
Total	$5,241	$(32)	$44	$250	$5,503

The following table summarizes the activity in the allowance for loan losses for the three months ended June 30, 2017 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One- to four- family	$1,535	$—	$—	$(233)	$1,302
Home equity	248	—	2	181	431
Commercial and multifamily	1,113	—	—	40	1,153
Construction and land	413	—	—	(61)	352
Manufactured homes	148	(6)	1	35	178
Floating homes	137	—	2	7	146
Other consumer	98	(2)	—	2	98
Commercial business	154	—	—	210	364
Unallocated	992	—	—	(181)	811
Total	$4,838	$(8)	$5	$—	$4,835

The following table summarizes the activity in the allowance for loan losses for the six months ended June 30, 2017 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One- to four- family	$1,542	$—	$—	$(240)	$1,302
Home equity	378	—	28	25	431
Commercial and multifamily	1,144	(24)	1	32	1,153
Construction and land	459	—	—	(107)	352
Manufactured homes	168	(5)	3	12	178
Floating homes	132	—	—	14	146
Other consumer	112	(7)	17	(24)	98
Commercial business	175	—	—	189	364
Unallocated	712	—	—	99	811
Total	$4,822	$(36)	$49	$—	$4,835

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)
Credit Quality Indicators.  Federal regulations provide for the classification of lower quality loans as substandard, doubtful or loss.  An asset is considered substandard if it is inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged.  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all the weaknesses inherent in assets classified substandard with the added characteristic that the weaknesses make collection or liquidation of the assets in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without establishment of a specific loss reserve is not warranted.

When we classify problem loans as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address the risk specifically (if the loan is impaired) or we may allow the loss to be addressed in the general allowance (if the loan is not impaired).  General allowances represent loss reserves which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem loans.  When the Company classifies problem loans as a loss, we charge-off such assets in the period in which they are deemed uncollectible.  Assets that do not currently expose us to sufficient risk to warrant classification as substandard, doubtful or loss, but possess identified weaknesses, are classified as either watch or special mention assets.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Federal Deposit Insurance Corporation ("FDIC"), the Bank's federal regulator, and the Washington Department of Financial Institutions ("WDFI"), the Bank's state banking regulator, both which can order the establishment of additional loss allowances.  Pass rated loans are loans that are not otherwise classified or criticized.

The following table represents the internally assigned grades as of June 30, 2018, by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$164,518	$25,401	$229,881	$62,625	$18,043	$33,643	$5,586	$40,651	$580,348
Watch	—	—	3,901	—	57	—	—	758	4,716
Special Mention	—	—	1,469	—	—	—	—	478	1,947
Substandard	1,872	553	1,664	79	195	—	56	1,232	5,651
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$166,390	$25,954	$236,915	$62,704	$18,295	$33,643	$5,642	$43,119	$592,662

The Bank had $3.3 million in performing loans identified as TDRs at June 30, 2018, that were not classified as special mention or substandard.

The following table represents the internally assigned grades as of December 31, 2017, by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$153,793	$27,493	$199,887	$61,390	$16,877	$29,120	$4,708	$39,089	$532,357
Watch	244	—	9,683	—	—	—	—	827	10,754
Special Mention	137	—	357	—	—	—	—	784	1,278
Substandard	3,243	886	1,342	92	234	—	194	129	6,120
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$157,417	$28,379	$211,269	$61,482	$17,111	$29,120	$4,902	$40,829	$550,509

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

The following table presents the recorded investment in nonaccrual loans as of June 30, 2018, and December 31, 2017, by type of loan (in thousands):

	June 30, 2018	December 31, 2017
One- to four- family	$940	$791
Home equity	391	722
Commercial and multifamily	192	201
Construction and land	79	92
Manufactured homes	160	206
Floating homes	—	—
Other consumer	—	8
Commercial business	120	129
Total	$1,882	$2,149

The following table represents the aging of the recorded investment in past due loans as of June 30, 2018, by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans
One- to four- family	$—	$125	$940	$1,065	$165,325	$166,390
Home equity	373	—	391	764	25,190	25,954
Commercial and multifamily	150	—	192	342	236,573	236,915
Construction and land	—	—	79	79	62,625	62,704
Manufactured homes	3	—	160	163	18,132	18,295
Floating homes	—	—	—	—	33,643	33,643
Other consumer	9	11	—	20	5,622	5,642
Commercial business	—	97	120	217	42,902	43,119
Total	$535	$233	$1,882	$2,650	$590,012	$592,662

The following table represents the aging of the recorded investment in past due loans as of December 31, 2017, by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans
One- to four- family	$2,092	$1,819	$727	$4,638	$152,779	$157,417
Home equity	521	5	633	1,159	27,220	28,379
Commercial and multifamily	313	—	—	313	210,956	211,269
Construction and land	51	—	92	143	61,339	61,482
Manufactured homes	185	50	197	432	16,679	17,111
Floating homes	—	—	—	—	29,120	29,120
Other consumer	15	—	—	15	4,887	4,902
Commercial business	400	—	—	400	40,429	40,829
Total	$3,577	$1,874	$1,649	$7,100	$543,409	$550,509

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)
Nonperforming Loans.  Loans are considered nonperforming when they are placed on nonaccrual and/or when they are considered to be nonperforming troubled debt restructurings ("TDRs") and/or when they are 90 days or greater past due and still accruing interest.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company has granted the borrower a concession of some kind.  Nonperforming TDRs include TDRs that do not have sufficient payment history (typically greater than six months) to be considered performing.

The following table represents the credit risk profile of our loan portfolio based on payment activity as of June 30, 2018, by type of loan (in thousands):

	One- to four- family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Performing	$165,404	$25,563	$236,723	$62,625	$18,113	$33,643	$5,642	$42,915	$590,628
Nonperforming	986	391	192	79	182	—	—	204	2,034
Total	$166,390	$25,954	$236,915	$62,704	$18,295	$33,643	$5,642	$43,119	$592,662

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)
Impaired loans at June 30, 2018 and December 31, 2017, by type of loan were as follows (in thousands):

	June 30, 2018
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance

One- to four- family	$4,912	$1,827	$2,892	$4,719	$633
Home equity	893	634	157	791	58
Commercial and multifamily	3,164	3,134	—	3,134	9
Construction and land	132	79	47	126	12
Manufactured homes	379	205	141	346	221
Floating homes	—	—	—	—	—
Other consumer	161	27	135	162	76
Commercial business	1,815	1,709	84	1,793	307
Total	$11,456	$7,615	$3,456	$11,071	$1,316

	December 31, 2017
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance

One- to four- family	$6,562	$3,197	$3,059	$6,256	$555
Home equity	1,149	677	351	1,028	120
Commercial and multifamily	1,722	1,699	—	1,699	—
Construction and land	141	100	41	141	13
Manufactured homes	409	23	362	385	258
Floating homes	—	—	—	—	—
Other consumer	194	125	69	194	43
Commercial business	1,017	784	216	1,000	135
Total	$11,194	$6,605	$4,098	$10,703	$1,124

Income on impaired loans and the average recorded investment in impaired loans for the three and six months ended June 30, 2018, by type of loan were as follows (in thousands):

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

One- to four- family	$5,562	$35	$6,464	$68
Home equity	849	8	1,050	10
Commercial and multifamily	3,141	43	1,927	21
Construction and land	128	2	105	2
Manufactured homes	403	6	287	5
Other consumer	179	2	61	1
Commercial business	1,670	36	367	6
Total	$11,932	$132	$10,261	$113

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

One- to four- family	$5,488	$108	$5,635	$152
Home equity	910	15	920	20
Commercial and multifamily	2,417	88	1,662	48
Construction and land	134	7	106	3
Manufactured homes	366	16	307	10
Other consumer	178	5	61	2
Commercial business	1,397	56	477	11
Total	$10,890	$295	$9,168	$246

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)
Forgone interest on nonaccrual loans was $87,000 and $10,000 for the six months ended June 30, 2018 and 2017, respectively.  There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual or impaired at June 30, 2018 and December 31, 2017.

Troubled debt restructurings.  Loans classified as TDRs totaled $3.7 million at both June 30, 2018 and December 31, 2017, and are included in impaired loans.  The Company has granted, in its TDRs, a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

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

There were no loans modified as TDRs or payoffs of any TDRs during the six months ended June 30, 2018.  There was one $1.3 million one- to four- family residential loan modified as a TDR during the six months ended June 30, 2017.

There were no post-modification changes for the unpaid principal balance in loans, net of partial charge-offs, that were recorded as a result of the TDRs for the six months ended June 30, 2018 and 2017.  There were no TDRs for which there was a payment default within the first 12 months of modification during the six months ended June 30, 2018 and 2017.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 5 – Fair Value Measurements

On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825 10), Recognition and Measurement of Financial Assets and Financial Liabilities, which requires us to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

The Company determines the fair values of its financial instruments based on the requirements established in Accounting Standards Codification ("ASC") 820, Fair Value Measurements, which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions.  The Company's fair values for financial instruments at June 30, 2018 were determined based on these requirements.

The following methods and assumptions were used to estimate the fair value of other financial instruments:

Cash and cash equivalents - The estimated fair value is equal to the carrying amount.

Available-for-Sale Securities – Available-for-sale securities are recorded at fair value based on quoted market prices, if available.  If quoted market prices are not available, management utilizes third-party pricing services or broker quotations from dealers in the specific instruments.  Level 2 securities include those traded on an active exchange, as well as U.S. government securities.

Loans Held-for-Sale - Residential mortgage loans held-for-sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At June 30, 2018 and December 31, 2017, loans held-for-sale were carried at cost, as no impairment was required.

Loans - The estimated fair value of loans consists of a credit adjustment to reflect the estimated adjustment to the carrying value of the loans due to credit-related factors and a yield adjustment, to reflect the estimated adjustment to the carrying value of the loans due to a differential in yield between the portfolio loan yields and estimated current market rate yields on loans with similar characteristics.

Mortgage Servicing Rights –The fair value of mortgage servicing rights is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds, discount rates, and delinquency rate assumptions as inputs.

FHLB stock - The estimated fair value is equal to the par value of the stock.

Non-maturity deposits - The estimated fair value is equal to the carrying amount.

Time deposits - The estimated fair value of time deposits is based on the difference between interest costs paid on the Company's time deposits and current market rates for time deposits with comparable characteristics.

Borrowings - The fair value of borrowings are estimated using the Company's current incremental borrowing rates for similar types of borrowing arrangements.

A description of the valuation methodologies used for impaired loans and OREO is as follows:

Impaired Loans - The fair value of collateral dependent loans is based on the current appraised value of the collateral less estimated costs to sell, or internally developed models utilizing a calculation of expected discounted cash flows which contain management's assumptions.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present information about the level in the fair value hierarchy for the Company's financial assets and liabilities, whether or not recognized or recorded at fair value as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$59,434	$59,434	$59,434	$—	$—
Available-for-sale securities	5,118	5,118	—	5,118	—
Loans held-for-sale	721	721	—	721	—
Loans (1)	585,253	588,099	—	—	588,099
Mortgage servicing rights	3,582	3,582	—	—	3,582
FHLB stock	3,614	3,614	—	—	3,614
FINANCIAL LIABILITIES:
Non-maturity deposits	371,813	371,813	—	371,813	—
Time deposits (1)	167,603	167,714	—	167,714	—
Borrowings	71,000	71,000	—	71,000	—

	December 31, 2017		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$60,680	$60,680	$60,680	$—	$—
Available-for-sale securities	5,435	5,435	—	5,435	—
Loans held-for-sale	1,777	1,777	—	1,777	—
Loans (1)	543,354	543,400	—	—	543,400
Mortgage servicing rights	3,426	3,426	—	—	3,426
FHLB stock	3,065	3,065	—	—	3,065
FINANCIAL LIABILITIES:
Non-maturity deposits	349,846	349,846	—	349,846	—
Time deposits (1)	164,554	163,485	—	163,485	—
Borrowings	59,000	59,000	—	59,000	—

(1)  The estimated fair values of loans receivable, net and time deposits for June 30, 2018 reflect exit price assumptions.  The
     December 31, 2017 fair value estimates are not based on exit price assumptions.

The following tables present the balance of assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

	Fair Value at June 30, 2018
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$3,339	$—	$3,339	$—
Agency mortgage-backed securities	1,779	—	1,779	—
Mortgage servicing rights	3,582	—	—	3,582

	Fair Value at December 31, 2017
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$3,369	$—	$3,369	$—
Agency mortgage-backed securities	2,066	—	2,066	—
Mortgage servicing rights	3,426	—	—	3,426

For the three and six months ended June 30, 2018 and 2017 there were no transfers between Level 1 and Level 2 nor between Level 2 and Level 3.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017:

June 30, 2018
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	100-462% (138%)
		Discount rate	13-14% (13%)

December 31, 2017
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	103-412% (160%)
		Discount rate	13-15% (13%)

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

There were no assets or liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2018.  The following table provides a reconciliation of assets and liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2017 (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Beginning balance, at fair value	$322	$347
OTTI impairment losses	—	—
Sales, redemptions and principal payments	(5)	(31)
Change in unrealized loss	1	2
Ending balance, at fair value	$318	$318

Mortgage servicing rights are measured at fair value using a significant unobservable input (Level 3) on a recurring basis - additional information is included in Note 6 – Mortgage Servicing Rights.

The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at June 30, 2018
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$610	$—	$—	$610
Impaired loans	11,071	—	—	11,071

	Fair Value at December 31, 2017
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$610	$—	$—	$610
Impaired loans	10,703	—	—	10,703

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at June 30, 2018 and December 31, 2017.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables provide a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017:

June 30, 2018
Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Market approach	Adjustment for differences between comparable sales	0-0% (0%)
Impaired loans	Market approach	Adjustment for differences between comparable sales	0-100% (12%)

December 31, 2017
Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Market approach	Adjusted for difference between comparable sales	0-0% (0%)
Impaired loans	Market approach	Adjusted for difference between comparable sales	0-100% (8%)

Note 6 – Mortgage Servicing Rights

The unpaid principal balances of loans serviced for Federal National Mortgage Association ("Fannie Mae") at June 30, 2018 and December 31, 2017, totaled $358.8 million and $392.6 million, respectively, and are not included in the Company's financial statements.  We also service loans for other financial institutions for which a servicing fee is received.  The unpaid principal balances of loans serviced for other financial institutions at June 30, 2018 and December 31, 2017, totaled $21.3 million and $19.9 million, respectively, and are not included in the Company's financial statements.  We outsource the servicing of certain loans for which we pay a servicing fee. The loans are not included in the Company's financial statements at June 30, 2018 and December 31, 2017, and totaled $27.1 million and $31.6 million, respectively.

The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	June 30, 2018	December 31, 2017
Prepayment speed (Public Securities Association "PSA" model)	138%	160%
Weighted-average life	7.4 years	6.9 years
Discount rate	13%	13%

The amounts of contractually specified servicing, late and ancillary fees earned and recorded, net of fair value market adjustments to the mortgage servicing rights, are included in mortgage servicing income on the Condensed Consolidated Statements of Income which were $206,000 and $426,000 for the three and six months ended June 30, 2018, respectively, and $148,000 and $381,000 for the three and six months ended June 30, 2017, respectively.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 8 – Borrowings and FHLB Stock

The Company utilizes a loan agreement with the FHLB of Des Moines. The terms of the agreement call for a blanket pledge of a portion of the Company's mortgage and commercial and multifamily loan portfolio based on the outstanding balance.  At June 30, 2018 and December 31, 2017, the amount available to borrow under this credit facility was $230.6 million and $217.6 million, respectively.  At June 30, 2018, the credit facility was collateralized as follows:  one- to four- family mortgage loans with an advance equivalent of $121.8 million, commercial and multifamily mortgage loans with an advance equivalent of $110.5 million and home equity loans with an advance equivalent of $13.8 million.  At December 31, 2017, the credit facility was collateralized as follows:  one- to four- family mortgage loans with an advance equivalent of $111.5 million, commercial and multifamily mortgage loans with an advance equivalent of $103.0 million and home equity loans with an advance equivalent of $15.2 million.  The Company had outstanding borrowings under this arrangement of $71.0 million and $59.0 million at June 30, 2018 and December 31, 2017, respectively.  The weighted-average interest rate of our borrowings was 1.88% at June 30, 2018 and was 1.63% at December 31, 2017.  Additionally, the Company had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $14.5 million both at June 30, 2018 and December 31, 2017, respectively, to secure public deposits.  The remaining amount available to borrow as of June 30, 2018 and December 31, 2017, was $145.1 million and $144.1 million, respectively.

As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances.  At June 30, 2018 and December 31, 2017, the Company had an investment of $3.6 million and $3.1 million, respectively, in FHLB of Des Moines stock.

The Company participates in the Federal Reserve Bank Borrower-in-Custody program, which gives the Company access to the discount window.  The terms of the program call for a pledge of specific assets.  The Company pledges commercial and consumer loans as collateral for this line of credit.  The Company had unused borrowing capacity of $54.6 million and $51.2 million and no outstanding borrowings under this program at June 30, 2018 and December 31, 2017, respectively.

The Company has access to an unsecured Fed Funds line of credit from Pacific Coast Banker's Bank.  The line has a one-year term maturing on June 30, 2019 and is renewable annually.  As of June 30, 2018, the amount available under this line of credit was $2.0 million.  There was no balance on this line of credit as of June 30, 2018 and December 31, 2017, respectively.

The Company has access to a Fed Funds line of credit from Zions Bank under a Fed Funds Sweep and Line Agreement.  The agreement allows access to a Fed Funds line of up to $9.0 million and requires the Company to maintain cash balances with Zions Bank of $250,000.  The agreement may be terminated by either party.  There was no balance on this line of credit as of June 30, 2018 and December 31, 2017, respectively.

The Company has access to an unsecured Fed Funds line of credit from The Independent Bank.  As of June 30, 2018, the amount available under this line of credit was $10.0 million. The agreement may be terminated by either party.  There was no balance on this line of credit as of June 30, 2018 and December 31, 2017, respectively.

Note 9 – Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards.  Unvested share-based awards containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method, described in the Accounting Standard Codification for Earnings Per Share.  Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the Company's earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company's stock for the period.

Earnings per share are summarized for the periods presented in the following table (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$1,966	$1,303	$3,568	$2,717
Weighted-average number of shares outstanding, basic	2,489	2,501	2,485	2,500
Effect of potentially dilutive common shares	72	96	76	100
Weighted-average number of shares outstanding, diluted	2,561	2,597	2,561	2,600
Earnings per share, basic	$0.79	$0.52	$1.44	$1.09
Earnings per share, diluted	$0.77	$0.50	$1.39	$1.04

There were no anti-dilutive securities at either June 30, 2018 or June 30, 2017.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 10 – Stock-based Compensation

Stock Options and Restricted Stock

The Company currently has two existing Equity Incentive Plans, the 2008 Equity Inventive Plan (the "2008 Plan") and the Amended and Restated 2013 Equity Incentive Plan (the "2013 Plan"), collectively (the "Plans"), both of which were approved by stockholders.  The Plans permit the grant of restricted stock, restricted stock units, stock options, and stock appreciation rights.  Under the 2008 Plan, 126,287 shares of common stock were approved for awards for stock options and stock appreciation rights and 50,514 shares of common stock were approved for awards for restricted stock and restricted stock units.  Under the 2013 Plan, 181,750 shares of common stock were approved for awards for stock options and stock appreciation rights and 116,700 shares of common stock were approved for awards for restricted stock and restricted stock units.

As of June 30, 2018, awards for stock options totaling 258,779 shares and awards for restricted stock totaling 106,870 shares of Company common stock have been granted, net of any forfeitures, to participants in the Plans.  Share-based compensation expense was $89,000 and $134,000 for the three and six months ended June 30, 2018 and was $144,000 and $288,000 for the three and six months ended June 30, 2017, respectively.

Stock Option Awards

The stock option awards granted to date under the 2008 Plan vest in 20 percent annual increments commencing one year from the grant date in accordance with the requirements of the 2008 Plan.  The stock option awards granted to date under the 2013 Plan vest in equal annual installments of either two or four years.  All of the options granted under the Plans are exercisable for a period of 10 years from the date of grant, subject to vesting.  The following is a summary of the Company's stock option award activity during the six months ended June 30, 2018:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2018	186,363	$18.04	6.26	$2,977,279
Granted	—	—
Exercised	(44,420)	15.27
Forfeited	(7,019)	17.55
Expired	—	—
Outstanding at June 30, 2018	134,924	18.98	6.13	2,653,955
Exercisable	106,636	18.25	5.90	$2,175,381
Expected to vest, assuming a 0% forfeiture rate over the vesting term	28,288	$21.73	7.00	$478,574

As of June 30, 2018, there was $136,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans.  The cost is expected to be recognized over the remaining weighted-average vesting period of less than one year.

There were no stock options granted during six months ended June 30, 2018.  The fair value of options granted for the six months ended June 30, 2017 was determined using the following weighted-average assumptions as of the grant date.

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

The following is a summary of the Company's non-vested restricted stock award activity during the six months ended June 30, 2018:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-vested at January 1, 2018	11,785	$19.05
Granted	—	—
Vested	(10,907)	21.94
Forfeited	(343)	18.36
Expired	—	—
Non-vested at June 30, 2018	535	21.95	38.65
Expected to vest assuming a 0% forfeiture rate over the vesting term	535	$21.95	$38.65

As of June 30, 2018, there was $19,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plans.  The cost is expected to be recognized over the weighted-average vesting period of 1.2 years.  The total fair value of shares vested for the six months ended June 30, 2018 and 2017 was $239,000 and $430,000, respectively.

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company which was paid in full in 2017.  In August 2012, in conjunction with the Company's conversion to a full stock company from the mutual holding company structure, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company.  The loan is being repaid principally by the Bank through contributions to the ESOP over a period of ten years.  The interest rate on the loan is fixed at 2.25%, per annum.  As of June 30, 2018, the remaining balance of the ESOP loan was $477,000.

Neither the loan balance nor the related interest expense is reflected on the condensed consolidated financial statements.

At June 30, 2018, the ESOP was committed to release 11,340 shares of the Company's common stock to participants and held 34,020 unallocated shares remaining to be released in future years.  During the second quarter of 2018, the ESOP trustee purchased 3,311 shares of the Company's common stock for inclusion in the Plan.  The cash to purchase those shares came from a contribution of $125,000 from the Bank to the Plan during the second quarter of 2018.  The fair value of the 166,251 restricted shares held by the ESOP trust was $6.4 million at June 30, 2018.  ESOP compensation expense included in salaries and benefits was $173,000 and $347,000 for the three and six months ended June 30, 2018 and was $170,000 and $338,000 for the three and six months ended June 30, 2017, respectively.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 11 – Revenue from Contracts with Customers

All of the Company's revenue from contracts with customers in the scope of ASC 606 - Revenue from Contracts with Customers ("ASC 606") is recognized in Noninterest Income with the exception of the net loss on OREO and repossessed assets, which is included in Noninterest Expense. The following table presents the Company's sources of Noninterest Income for the three and six months ended June 30, 2018 and 2017 (in thousands). Items outside of the scope of ASC 606 are noted as such.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Noninterest income:
Service charges and fee income
Account maintenance fees	$47	$42	$100	$86
Transaction-based and overdraft service charges	103	104	224	206
Debit/ATM interchange fees	237	236	451	471
Credit card interchange fees	11	10	22	18
Loan fees (a)	52	78	102	189
Other fees (a)	11	22	22	33
Total service charges and fee income	461	492	921	1,003
Earnings on cash surrender value of bank-owned life insurance (a)	80	82	159	163
Mortgage servicing income (a)	206	148	426	381
Net gain on sale of loans (a)	343	261	675	433
Total noninterest income	$1,090	$983	$2,181	$1,980
(a) Not within scope of ASC 606

Account maintenance fees and transaction-based and overdraft service charges

The Company earns fees from its customers for account maintenance, transaction-based and overdraft services.  Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts on a monthly basis.  The performance obligation is satisfied and fees are recognized on a monthly basis as the service period is completed. Transaction-based fees on deposit accounts are charged to deposit customers for specific services provided to the customer, such as non-sufficient funds fees, overdraft fees, and wire fees. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.

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

The Company utilizes a third party agency relationship to issue credit cards.  Credit card interchange income represents fees earned when a credit card is issued by the third party agent. Similar to debit card interchange fees, the Bank earns an interchange fee for each transaction made with Sound Community Bank's branded credit cards. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders' credit card. Certain expenses and rebates directly related to the credit card interchange contract are recorded net of the interchange income.

Net loss on OREO and repossessed assets

We record a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed of trust. When the Bank finances the sale of other real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the other real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on sale, we adjust the transaction price and related gain or loss on sale if a significant financing component is present.  The Company had a loss on the sale of OREO of $25,000 and $52,000 for the three and six months ended June 30, 2018, respectively and $11,000 and $14,000 for the three and six months ended June 30, 2017, respectively, included in Noninterest Expense.

Note 12 – Subsequent Event

On July 26, 2018, the Company declared a quarterly cash dividend of $0.14 per common share, payable August 24, 2018 to stockholders of record at the close of business August 10, 2018.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:

•	our ability to access cost-effective funding;
•	our ability to attract and retain deposits;
•	fluctuations in interest rates;
•
the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of our allowance for loan losses;

•	difficulties in reducing risks associated with the loans on our balance sheet;
•	the inability of key third-party providers to perform their obligations to us;
•
fluctuations in the demand for loans, the number of unsold homes, land and other properties, and fluctuations in real estate values for both residential and commercial and multifamily real estate market conditions in our market area;

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

•	increases in premiums for deposit insurance;
•	our ability to control operating costs and expenses;
•	the use of estimates in determining fair value of certain of our assets, which estimates may differ from actual results and result in significant declines in valuation;
•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
•
our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, "denial of service" attacks, "hacking" and identity theft;

•	increases competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;

•	changes in economic conditions, either nationally or in our market area;
•
legislative or regulatory change, and the availability of resources to address changes, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations that adversely affect our business, as well as changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including changes related to Basel III;

•
monetary and fiscal policies of the Board of Governors of the Federal Reserve System ("Federal Reserve") and the U.S. Government and other governmental initiatives affecting the financial services industry;

•	our ability to retain key members of our senior management team;
•	costs and effects of litigation, including settlements and judgments;
•	our ability to implement our business strategies;
•	our ability to pay dividends on our common stock;
•	the possibility of other-than-temporary impairments of securities held in our securities portfolio;
•	adverse changes in the securities markets; and
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

Sound Community Bank's deposits are insured up to applicable limits by the FDIC.  At June 30, 2018, Sound Financial Bancorp, on a consolidated basis, had assets of $686.2 million, net loans of $585.3 million, deposits of $539.4 million and stockholders' equity of $68.5 million.  The shares of Sound Financial Bancorp are traded on NASDAQ Capital Market under the symbol "SFBC."  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121.

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

Critical Accounting Policies

Certain of our accounting policies are important to an understanding of our financial condition, since they require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for other-than-temporary impairment of securities, accounting for mortgage servicing rights, accounting for other real estate owned and accounting for deferred income taxes.  Our methodologies for analyzing the allowance for loan losses, other-than-temporary impairment, mortgage servicing rights, other real estate owned and deferred tax asset accounts are described in our 2017 Form 10-K.  There have been no significant changes in the Company's application of accounting policies since December 31, 2017, other than, effective June 30, 2018, the Company started to recognize lease rental payments on a straight-line basis over the life of the lease rather than based on actual lease payments.

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

General.   Total assets increased $41.0 million, or 6.4%, to $686.2 million at June 30, 2018 from $645.2 million at December 31, 2017.  This increase was primarily the result of a $41.9 million, or 7.7%, increase in net loans, partially offset by a $1.3 million, or 2.1%, decrease in cash and cash equivalents.

Cash and Securities.  Cash and cash equivalents decreased $1.3 million, or 2.1%, to $59.4 million at June 30, 2018 from $60.7 million at December 31, 2017.  Available-for-sale securities, which consist of municipal bonds and agency mortgage-backed securities, decreased $317,000, or 5.8%, to $5.1 million at June 30, 2018 from $5.4 million at December 31, 2017. The decrease in available-for-sale securities was the result of normal principal repayments on securities during the first six months of 2018.

Loans.  Our gross loan portfolio increased $42.2 million, or 7.7%, to $590.8 million at June 30, 2018 from $548.6 million at December 31, 2017.  All categories of our loan portfolio increased other than home equity loans.

The following table reflects the changes in our loan portfolio at June 30, 2018, as compared to December 31, 2017 (dollars in thousands):

	June 30, 2018	December 31, 2017	Amount Change	Percent Change
One- to four- family	$166,390	$157,417	$8,973	5.7%
Home equity	25,954	28,379	(2,425)	(8.5)
Commercial and multifamily	236,915	211,269	25,646	12.1
Construction and land	62,704	61,482	1,222	2.0
Manufactured homes	18,295	17,111	1,184	6.9
Floating homes	33,643	29,120	4,523	15.5
Other consumer	5,642	4,902	740	15.1
Commercial business	43,119	40,829	2,290	5.6
Deferred loan fees	(1,906)	(1,914)	8	(0.4)
Total loans, gross	$590,756	$548,595	$42,161	7.7%

The increase in our loan portfolio was primarily a result of positive economic conditions which contributed to strong demand for credit. The largest dollar increases in the loan portfolio were in the commercial and multifamily loans which increased $25.6 million, or 12.1%, to $236.9 million and one- to four-family loans which increased $9.0 million, or 5.7%, to $166.4 million. Partially offsetting these increases was a decrease in home equity loans which decreased $2.4 million, or 8.5%, to $26.0 million. At June 30, 2018, our loan portfolio, net of deferred loan fees, remained well-diversified. Commercial and multifamily real estate loans were 40.0% of the portfolio, one- to four- family loans were 28.1% of the portfolio and home equity, manufactured and floating homes, and other consumer loans were 14.1% of the portfolio at June 30, 2018.  Construction and land loans were 10.6% of the portfolio and commercial business loans were approximately 7.3% of total loans at June 30, 2018.

Loans held-for-sale decreased $1.1 million, or 59.4%, to $721,000 at June 30, 2018 from $1.8 million at December 31, 2017. The decrease in loans held-for-sale was a result of the timing of loan sales.

Mortgage Servicing Rights.  Mortgage servicing rights increased $156,000 to $3.6 million, or 4.6%, at June 30, 2018 from $3.4 million at December 31, 2017.  We record mortgage servicing rights on loans sold to Fannie Mae and other financial institutions with servicing retained and upon acquisition of servicing portfolios.  We stratify our capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  Mortgage servicing rights are carried at fair value.  If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.

Nonperforming Assets.  At June 30, 2018, nonperforming assets totaled $2.6 million, or 0.39% of total assets.

The table below sets forth the amounts and categories of nonperforming assets at the dates indicated (dollars in thousands):

	Nonperforming Assets
	June 30, 2018	December 31, 2017	Amount Change	Percent Change
Nonaccrual loans	$1,882	$2,149	$(267)	(12.4)%
Nonperforming TDRs	152	134	18	13.4
Total nonperforming loans	2,034	2,283	(249)	(10.9)
OREO and repossessed assets	610	610	—	—
Total nonperforming assets	$2,644	$2,893	$(249)	(8.6)%

Nonperforming loans, consisting of nonaccrual loans and nonperforming TDRs, decreased $249,000, or 10.9%, from $2.3 million at December 31, 2017. Nonperforming loans were 0.34% of total loans at June 30, 2018 compared to 0.42% of total loans at December 31, 2017.

OREO and repossessed assets were $610,000 at both June 30, 2018 and December 31, 2017. At June 30, 2018, our OREO property was a commercial building with a recorded value of $600,000 located in Clallam County, Washington, which was acquired in 2015 as a part of three branches purchased from another financial institution.  It is currently leased to a not-for-profit organization headquartered in our market area at a below market rate.  Our repossessed asset was a $10,000 manufactured home located in King County, Washington.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$5,328	$4,838	$5,241	$4,822
Charge-offs	(12)	(8)	(32)	(36)
Recoveries	37	5	44	49
Net (charge-offs)/recoveries	25	(3)	12	13
Provisions charged to operations	150	—	250	—
Balance at end of period	$5,503	$4,835	$5,503	$4,835

Ratio of net charge-offs/(recoveries) during the period to average loans outstanding during the period	0.00%	0.00%	0.00%	(0.01)%

	June 30, 2018	December 31, 2017
Allowance as a percentage of nonperforming loans (end of period)	270.6%	229.6%
Allowance as a percentage of total loans (end of period)	0.93%	0.96%

Our allowance for loan losses increased $262,000, or 5.0%, to $5.5 million at June 30, 2018, from $5.2 million at December 31, 2017.  The provision for loan losses totaled $250,000 for the first six months ended June 30, 2018 primarily as a result of the increase in the loan portfolio as compared to December 31, 2017.

Specific loan loss reserves increased to $1.3 million at June 30, 2018 compared to $1.1 million at December 31, 2017, while general loan loss reserves increased to $3.5 million at June 30, 2018, compared to $3.2 million at December 31, 2017 and the unallocated reserve decreased to $737,000 at June 30, 2018 compared to $908,000 at December 31, 2018.  The increase in specific loan loss reserves was primarily due to the $368,000 increase in impaired loans since December 31, 2017.  The increase in the general reserve was a result of the changes in loan balances and historical loss rates.  The overall increase in the allowance for loan losses was due to the increase in the gross loan portfolio from $548.6 million at December 31, 2017 to $590.8 million at June 30, 2018.  Net recoveries for the three and six months ended June 30, 2018 were $25,000 and $12,000, respectively, compared to charge-offs of $3,000 and recoveries of $13,000 for the three and six months ended June 30, 2017, respectively.  As of June 30, 2018, the allowance for loan losses as a percentage of gross loans receivable and as a percentage of nonperforming loans were 0.93% and 270.6%, respectively, compared to 0.96% and 229.6%, respectively, at December 31, 2017.

Deposits.  Total deposits increased $25.0 million, or 4.9%, to $539.4 million at June 30, 2018 from $514.4 million at December 31, 2017. The increase was primarily due to increases in noninterest-bearing demand deposits (including escrow accounts) of $12.6 million, or 17.5%, to $84.7 million at June 30, 2018 from $72.1 million at December 31, 2017 and interest-bearing demand accounts which increased $13.3 million, or 7.7% to $186.7 million at June 30, 2018 from $173.4 million at December 31, 2017. These increases were offset by a $5.5 million, or 10.0%, decrease in money market accounts to $49.4 million at June 30, 2018 from $54.9 million at December 31, 2017.  The increase in deposits at June 30, 2018 compared to December 31, 2017 reflects our continued focus on generating low cost deposits to fund our loan growth.

A summary of deposit accounts with the corresponding weighted-average cost of funds at the dates indicated is presented below (dollars in thousands):

	June 30, 2018		December 31, 2017
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$82,123	—	$69,094	—
Interest-bearing demand	186,691	0.43	173,413	0.43
Savings	51,031	0.24	49,450	0.21
Money market	49,378	0.19	54,860	0.21
Time deposits	167,603	1.47	164,554	1.33
Escrow (1)	2,590	—	3,029	—
Total deposits	$539,416	0.66%	$514,400	0.61%

(1) Escrow balances shown in noninterest-bearing deposits on the consolidated balance sheets.

Borrowings.  FHLB advances increased $12.0 million, or 20.3%, to $71.0 million at June 30, 2018 from $59.0 million at December 31, 2017. We rely on FHLB advances as needed to supplement deposits to fund our loan portfolio.

Stockholders' Equity.  Total stockholders' equity increased $3.3 million, or 5.1%, to $68.5 million at June 30, 2018 from $65.2 million at December 31, 2017.  This increase primarily reflects $3.6 million in net income for the six months ended June 30, 2018, partially offset by the payment of cash dividends of $656,000 to common stockholders.

Comparison of Results of Operation for the Three and Six Months Ended June 30, 2018 and 2017

General.  Net income increased $663,000 to $2.0 million, or $0.77 per diluted common share, for the three months ended June 30, 2018, compared to $1.3 million, or $0.50 per diluted common share, for the three months ended June 30, 2017.  The primary reason for the increase in net income for the three months ended June 30, 2018, was increases in net interest income for the quarter ended June 30, 2018 of $1.2 million, and in noninterest income of $107,000 and a decrease of $124,000 in the provision for income taxes partially offset by increases in the loan loss provision of $150,000 and noninterest expense of $605,000. Net income increased $851,000 to $3.6 million, or $1.39 per diluted common share, for the six months ended June 30, 2018, compared to $2.7 million, or $1.04 per diluted common share, for the same period in 2017.  The primary reasons for the increase in net income for the six months ended June 30, 2018 were an increase an in net interest income of $1.9 million, an increase in noninterest income of $201,000 and a decrease of $462,000 in the provision for income taxes, partially offset by a $1.4 million increase in noninterest expense for the six months ended June 30, 2018.

Interest Income. Interest income increased $1.7 million, or 25.3%, to $8.2 million for the three months ended June 30, 2018, from $6.5 million for the three months ended June 30, 2017.  Interest income increased $2.6 million, or 19.4%, to $15.7 million for the six months ended June 30, 2018, from $13.1 million for the six months ended June 30, 2017.  The increases in interest income for the three and six months ended June 30, 2018, primarily reflect the increase in the average balance of interest-earning assets, in particular loans receivable, and a higher weighted-average yield on interest-earning assets during both periods.  The average balance of loans receivable increased $88.5 million, or 18.1% to $576.7 million, and $71.4 million, or 14.5% to $563.3 million, for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017.

Our weighted-average yield on interest-earning assets was 5.12% and 5.03% for the three and six months ended June 30, 2018, respectively, compared to 4.86% and 4.82% for the three and six months ended June 30, 2017, respectively.  The weighted-average yield on loans increased to 5.48% and 5.38% for the three and six months ended June 30, 2018, respectively, from 5.21% and 5.20% for the three and six months ended June 30, 2017, respectively.  The weighted-average yield on investments was 1.89% and 1.86% for the three and six months ended June 30, 2018, respectively, compared to 1.33% and 1.27% for the three and six months ended June 30, 2017, respectively.  The increase in the average yields for both the three and six months ended June 30, 2018 for all of the interest-earning assets was due to the increase in market interest rates over the past year and the increase in the average balance of the loan portfolio.

Interest Expense.  Interest expense increased $459,000, or 60.2%, to $1.2 million for the three months ended June 30, 2018, from $763,000 for the three months ended June 30, 2017.  Interest expense increased $688,000, or 44.2%, to $2.2 million for the six months ended June 30, 2018, from $1.6 million for the six months ended June 30, 2017. The increase for both periods was primarily due to the increase in the average balance and rates paid on deposits as well as the increae in the cost of FHLB advances.

Interest expense on deposits increased $193,000 for the quarter ended June 30, 2018, compared to the same period in 2017, primarily due to the increase in the average balance of deposits during the three months ended June 30, 2018 to $528.4 million as compared to $474.9 million for the same quarter in 2017.  Interest expense on deposits increased $300,000 for the six months ended June 30, 2018, compared to the same period in 2017.  The increase for both periods was primarily due to the increase in the average balance of deposits.  During the six months ended June 30, 2018, average deposits were $523.1 million compared to $472.0 million outstanding during the six months ended June 30, 2017.  Our weighted-average cost of deposits was 0.67% and 0.65% for the three and six months ended June 30, 2018, compared to 0.58% and 0.59% for the three and six months ended June 30, 2017, respectively.

The total cost of borrowings increased $266,000, or 354.7%, to $341,000, during the quarter ended June 30, 2018 from $75,000 for the quarter ended June 30, 2017 and increased $388,000, or 233.7%, to $554,000 for the six months ended June 30, 2018, from $166,000 for the six months ended June 30, 2017.  The increase in interest expense on borrowings for both the quarter and six months ended June 30, 2018 compared to the same periods in 2017, was due to an increase in the balance of borrowings and increases in short-term interest rates during the periods.  Average borrowings increased $42.6 million, to $67.9 million from $25.3 million for the three months ended June 30, 2018 compared to the same quarter in 2017.  Average borrowings outstanding during the six months ended June 30, 2018 were $58.6 million compared to $33.6 million outstanding during the six months ended June 30, 2017.  The cost of borrowings for the three and six months ended June 30, 2018 was 2.01% and 1.89%, respectively, compared to 1.18% and 0.99% for the three and six months ended June 30, 2017.   Our overall weighted-average cost of interest-bearing liabilities was 0.96% and 0.90% for the three and six months ended June 30, 2018, respectively, compared to 0.71% for both the three and six months ended June 30, 2017.

Net Interest Income.  Net interest income increased $1.2 million, or 20.6%, to $6.9 million for the three months ended June 30, 2018, from $5.8 million for the three months ended June 30, 2017.  Net interest income increased $1.9 million, or 16.1%, to $13.4 million for the six months ended June 30, 2018, from $11.6 million for the six months ended June 30, 2017.  The increase for both the three and six months ended June 30, 2018 resulted from increased interest income due to higher average loan balances and higher yields on our loan portfolio.  Our average yield on loans increased during the three and six months ended June 30, 2018, as compared to the same periods last year as rates have increased compared to a year ago.  Our net interest margin was 4.36% and 4.31% for the three and six months ended June 30, 2018, respectively, compared to 4.27% and 4.25% for the three and six months ended June 30, 2017, respectively.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to earnings, based on our review of the level of the allowance for loan losses required to reflect management's best estimate of the probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers' ability to repay, estimated value of any underlying collateral, peer group data, prevailing economic conditions, and current factors.  Large groups of smaller balance homogeneous loans, such as one- to four- family, small commercial and multifamily, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data.  Loan's for which management has concerns about the borrowers' ability to repay, are evaluated individually, and specific loss allocations are provided for these loans when necessary.

The provision for loan losses was $150,000 and $250,000 for the three and six months ended June 30, 2018, respectively.  There was no provision for the three and six months ended June 30, 2017.  The increase in the provision for the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily reflects the increase in the outstanding balance of the loan portfolio.  Net recoveries for the second quarter of 2018 totaled $25,000 compared to net charge-offs of $3,000 for the same quarter in 2017.  Net recoveries for the six months ended June 30, 2018 totaled $12,000 compared to net recoveries of $13,000 during the six months ended June 30, 2017.  Nonperforming loans decreased to $2.0 million at June 30, 2018 compared to $3.3 million at June 30, 2017.  Nonperforming loans to total loans was 0.34% at June 30, 2018 compared to 0.66% at June 30, 2017.  The allowance for loan losses increased to $5.5 million at June 30, 2018 compared to $5.2 million at December 31, 2017.

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

Noninterest Income.  Noninterest income increased $107,000, or 10.9%, to $1.1 million for the three months ended June 30, 2018, as compared to $983,000 for the three months ended June 30, 2017, as reflected below (dollars in thousands):

	Three Months Ended June 30,		Amount	Percent
	2018	2017	Change	Change
Service charges and fee income	$461	$492	$(31)	(6.3)%
Earnings on cash surrender value of BOLI	80	82	(2)	(2.4)
Mortgage servicing income	206	148	58	39.2
Net gain on sale of loans	343	261	82	31.4
Total noninterest income	$1,090	$983	$107	10.9%

The increase in noninterest income during the three months ended June 30, 2018 compared to the same period last year was primarily a result of an $82,000, or 31.4%, increase in net gain on sale of loans as well as a positive $58,000 fair value adjustment on mortgage servicing rights, partially offset by a decrease of $31,000 in service charges and fee income.

Noninterest income increased $201,000, or 10.2%, to $2.2 million for the six months ended June 30, 2018, as compared to $2.0 million for the six months ended June 30, 2017, as reflected below (dollars in thousands):

	Six Months Ended June 30,		Amount	Percent
	2018	2017	Change	Change
Service charges and fee income	$921	$1,003	$(82)	(8.2)%
Earnings on cash surrender value of BOLI	159	163	(4)	(2.5)
Mortgage servicing income	426	381	45	11.8
Net gain on sale of loans	675	433	242	55.9
Total noninterest income	$2,181	$1,980	$201	10.2%

The primary reasons for the increase in noninterest income during the six months ended June 30, 2018 compared to the same period last year was the $242,000 increase in net gain on the sale of loans and a $45,000 increase in mortgage servicing income, partially offset by a decrease in service charges and fee income of $82,000.

Noninterest Expense.  Noninterest expense increased $605,000, or 12.6%, to $5.4 million during the three months ended June 30, 2018 as compared to $4.8 million during the three months ended June 30, 2017, as reflected below (dollars in thousands):

	Three Months Ended June 30,		Amount	Percent
	2018	2017	Change	Change
Salaries and benefits	$3,055	$2,662	$393	14.8%
Operations	1,198	1,029	169	16.4
Regulatory assessments	91	136	(45)	(33.1)
Occupancy	573	522	51	9.8
Data processing	461	438	23	5.3
Net loss on OREO and repossessed assets	25	11	14	127.3
Total noninterest expense	$5,403	$4,798	$605	12.6%

Noninterest expense increased $1.4 million, or 15.1%, to $10.8 million during the six months ended June 30, 2018 as compared to $9.4 million during the six months ended June 30, 2017, as reflected below (dollars in thousands):

	Six Months Ended June 30,		Amount	Percent
	2018	2017	Change	Change
Salaries and benefits	$6,196	$5,353	$843	15.7%
Operations	2,437	2,050	387	18.9
Regulatory assessments	192	260	(68)	(26.2)
Occupancy	1,047	895	152	17.0
Data processing	914	845	69	8.2
Net loss on OREO and repossessed assets	52	14	38	271.4
Total noninterest expense	$10,838	$9,417	$1,421	15.1%

The increase in noninterest expense during the three and six months ended June 30, 2018 compared to the same periods last year were primarily due to higher salaries and benefits, operations, and occupancy expenses.  Salaries and benefits expense increased primarily due to an increase in the number of full-time equivalent employees as the result of the addition of our University Place branch in June 2017.  In addition, the percent of incentive bonuses paid out quarterly increased starting in January 2018.  Operations expense increased primarily due to an increase in audit fees, losses related to serviced loans, and increased credit administration fees.  Occupancy expense increased as a result of the Company recognizing lease rental payments on a straight-line basis over the life of the lease rather than based on actual lease payments.

The efficiency ratio for the quarter ended June 30, 2018 was 67.3%, compared to 71.2% for the quarter ended June 30, 2017 and was 69.5% for the six months ended June 30, 2018, compared to 69.60% for the six months ended June 30, 2017.  The improvement in the efficiency ratio on a quarterly and year-to-date comparison was primarily due to higher net interest income and noninterest income.

Income Tax Expense.   For the three and six months ended June 30, 2018, we incurred income tax expense of $512,000 and $935,000 on our pre-tax income as compared to $636,000 and $1.4 million for the three and six months ended June 30, 2017, respectively.  The effective tax rates for the three and six months ended June 30, 2018 were 20.7% and 20.8%, respectively.  The effective tax rates for the three and six months ended June 30, 2017 were 32.8% and 34.0%, respectively.  The decrease in income tax expense for the three and six months ended June 30, 2018 as compared to the like periods in 2017 was a result of the Tax Cuts and Jobs Act which was signed into law on December 22, 2017, which reduced our federal corporate income tax rate from 35% to 21% beginning in January 2018.

Liquidity

The Management Discussion and Analysis in Item 7 of the Company's 2017 Form 10-K contains an overview of Sound Financial Bancorp's and the Bank's liquidity management, sources of liquidity and cash flows.  This discussion updates that disclosure for the six months ended June 30, 2018.

The Bank's primary sources of funds are deposits, principal and interest payments on loans and borrowings.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank's primary investing activity is loan originations.  The Bank maintains liquidity levels it believes to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  At June 30, 2018, the Bank had $64.6 million in cash and investment securities available-for-sale and $721,000 in loans held-for-sale generally available for its cash needs.  Also, at June 30, 2018, the Bank had the ability to borrow an additional $145.1 million in FHLB advances based on existing collateral pledged, and could access $54.6 million through the Federal Reserve's Discount Window.  At June 30, 2018, we also had available a total of $21.0 million in credit facilities with other financial institutions, with no balance outstanding.  The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals and loan commitments.  At June 30, 2018, outstanding loan commitments, including unused lines and letters of credit totaled $72.4 million, including $31.5 million of undisbursed construction and land loans.  Certificates of deposit scheduled to mature in one year or less at June 30, 2018, totaled $103.5 million.  Based on our competitive pricing, we believe that a majority of maturing deposits will remain with the Bank.

Cash and cash equivalents decreased $1.2 million to $59.4 million as of June 30, 2018, from $60.7 million as of December 31, 2017.  Net cash provided by operating activities was $5.5 million for the six months ended June 30, 2018.  Net cash used by investing activities totaled $42.7 million during the six months ended June 30, 2018 and was principally used to fund loan growth of $42.2 million, net of principal repayments.  The $36.0 million of cash provided by financing activities during the six months ended June 30, 2018 was primarily the result of net increases of $25.0 million and $12.0 million in deposits and FHLB advances, respectively.

As a separate legal entity from the Bank, the Company must provide for its own liquidity.  At June 30, 2018, the Company, on an unconsolidated basis, had $179,000 in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.  The Company's principal source of liquidity is dividends and ESOP loan repayments from the Bank.

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

A summary of our off-balance sheet loan commitments at June 30, 2018, is as follows (in thousands):

June 30, 2018
Residential mortgage commitments	$6,410
Undisbursed portion of loans originated	31,454
Unused lines of credit	33,202
Irrevocable letters of credit	1,345
Total loan commitments	$72,411

Capital

Sound Community Bank is subject to minimum capital requirements imposed by regulations of the FDIC.  Capital adequacy requirements are quantitative measures established by regulation that require Sound Community Bank to maintain minimum amounts and ratios of capital.

Based on its capital levels at June 30, 2018, Sound Community Bank exceeded all regulatory capital requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC.  Based on capital levels at June 30, 2018, Sound Community Bank was considered to be well-capitalized under applicable regulatory requirements.  Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank's "well-capitalized" status.

The actual regulatory capital amounts and ratios calculated for Sound Community Bank at June 30, 2018, were as follows (dollars in thousands):

	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital to average assets	$66,471	9.95%	$26,732	4.0%	$33,416	5.0%
Common Equity Tier 1 ("CET1") risk-based capital ratio	66,471	11.34%	26,388	4.5%	38,116	6.5%
Tier 1 Capital to risk-weighted assets	66,471	11.34%	35,184	6.0%	46,912	8.0%
Total Capital to risk-weighted assets	72,170	12.31%	46,912	8.0%	58,640	10.0%

Pursuant to the capital regulations of the FDIC and the other federal banking agencies, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  For our fiscal year ending December 31, 2018, the capital conservation buffer rule requires a buffer of greater than 1.875% of risk-weighted assets, which amount will increase by 0.625% yearly until the requirement is fully phased-in on January 1, 2019, when the buffer must exceed 2.5% of risk-weighted assets.  As of June 30, 2018, the Bank's CET1 capital exceeded the required capital conservation buffer of 1.875%.

For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at June 30, 2018 Sound Financial Bancorp would have exceeded all regulatory capital requirements.  The estimated regulatory capital ratios calculated for Sound Financial Bancorp as of June 30, 2018 were 10.08% for Tier 1 leverage-based capital, 11.48% for both Common Equity Tier 1 risk-based capital, Tier 1 Capital to risk-based assets and 12.45% for total risk-based capital.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company provided information about market risk in Item 7A of its 2017 Form 10-K.  There have been no material changes in our market risk since our 2017 Form 10-K.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act")), as of June 30, 2018, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the three months ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1	Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A	Risk Factors

Not required; the Company is a smaller reporting company.

Item 2	Unregistered Sales of Equity Securities and use of Proceeds

a)	Not applicable

(b)	Not applicable

(c)	The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended June 30, 2018:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2018 - April 30, 2018	—	—	—	—
May 1, 2018 - May 31, 2018	—	—	—	—
June 1, 2018 - June 30, 2018	10,184	38.80	—	—
Total	10,184	$38.80	—	—

(1) Reflects shares of previously owned Company common stock surrendered to the Company by the option holder as payment of the exercise price of their incentive stock options.

The Company may repurchase shares of its common stock from time-to-time in open market transactions.  The timing, volume and price of purchases are made at our discretion, and are contingent upon our overall financial condition, as well as general market conditions.  As of June 30, 2018, the Company did not have any publicly announced stock repurchase programs.

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

10.7	Summary of Annual Bonus Plan (incorporated herein by reference to the Registration Statement on Form SB-2 filed with the SEC on September 20, 2007 (File No. 333-146196))
10.8	Amended and Restated 2013 Equity Incentive Plan (incorporated herein by reference to Annex A to the Company's definitive proxy statement filed on April 12, 2018 (File No. 001-35633))
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

Sound Financial Bancorp, Inc.

Date: August 13, 2018	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President/Chief Executive Officer
(Principal Executive Officer)

Sound Financial Bancorp, Inc.

Date: August 13, 2018	By:	/s/ Daphne D. Kelley
Daphne D. Kelley
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)