Form 10-Q
period 2018-09-30
Sound Financial Bancorp, Inc.
filed 2018-11-13
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒   NO ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

As of November 7, 2018, there were 2,539,814 shares of the registrant's common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$62,292	$60,680
Available-for-sale securities, at fair value	5,011	5,435
Loans held-for-sale	695	1,777
Loans held-for-portfolio	617,230	548,595
Allowance for loan losses	(5,748)	(5,241)
Total loans held-for-portfolio, net	611,482	543,354
Accrued interest receivable	2,204	1,977
Bank-owned life insurance ("BOLI"), net	13,304	12,750
Other real estate owned ("OREO") and repossessed assets, net	600	610
Mortgage servicing rights, at fair value	3,447	3,426
Federal Home Loan Bank ("FHLB") stock, at cost	4,634	3,065
Premises and equipment, net	7,255	7,392
Other assets	4,399	4,778
Total assets	$715,323	$645,244
LIABILITIES
Deposits
Interest-bearing	$439,923	$442,277
Noninterest-bearing demand	99,909	72,123
Total deposits	539,832	514,400
Borrowings	96,500	59,000
Accrued interest payable	93	77
Other liabilities	7,636	5,972
Advance payments from borrowers for taxes and insurance	1,132	635
Total liabilities	645,193	580,084
COMMITMENTS AND CONTINGENCIES (NOTE 7)	—	—
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,539,814 and 2,511,127 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	25	25
Additional paid-in capital	25,523	24,986
Unearned shares - Employee Stock Ownership Plan ("ESOP")	(369)	(453)
Retained earnings	44,879	40,493
Accumulated other comprehensive income, net of tax	72	109
Total stockholders' equity	70,130	65,160
Total liabilities and stockholders' equity	$715,323	$645,244

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
INTEREST INCOME
Loans, including fees	$7,932	$6,832	$23,077	$19,630
Interest and dividends on investments, cash and cash equivalents	378	234	888	544
Total interest income	8,310	7,066	23,965	20,174
INTEREST EXPENSE
Deposits	974	808	2,665	2,199
Borrowings	439	72	993	238
Total interest expense	1,413	880	3,658	2,437
Net interest income	6,897	6,186	20,307	17,737
PROVISION FOR LOAN LOSSES	250	250	500	250
Net interest income after provision for loan losses	6,647	5,936	19,807	17,487
NONINTEREST INCOME
Service charges and fee income	504	439	1,426	1,442
Earnings on cash surrender value of bank-owned life insurance	149	82	308	245
Mortgage servicing income	22	18	447	399
Net gain on sale of loans	333	287	1,008	720
Other income	490	—	490	—
Total noninterest income	1,498	826	3,679	2,806
NONINTEREST EXPENSE
Salaries and benefits	3,327	2,777	9,523	8,130
Operations	1,280	1,002	3,718	3,052
Regulatory assessments	136	80	328	340
Occupancy	588	520	1,636	1,415
Data processing	528	448	1,442	1,293
Net loss on OREO and repossessed assets	11	109	62	123
Total noninterest expense	5,870	4,936	16,709	14,353
Income before provision for income taxes	2,275	1,826	6,777	5,940
Provision for income taxes	445	604	1,380	2,001
Net income	$1,830	$1,222	$5,397	$3,939

Earnings per common share:
Basic	$0.73	$0.49	$2.17	$1.57
Diluted	$0.71	$0.48	$2.10	$1.54
Weighted-average number of common shares outstanding:
Basic	2,502,959	2,506,863	2,492,738	2,502,399
Diluted	2,569,535	2,562,373	2,564,688	2,562,606

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$1,830	$1,222	$5,397	$3,939
Available for sale securities:
Unrealized holding (losses)/gains arising during the period	(8)	12	(46)	100
Income tax benefit/(expense) related to unrealized gains/losses	1	(4)	9	(34)
Other comprehensive (loss)/income, net of tax	(7)	8	(37)	66
Comprehensive income	$1,823	$1,230	$5,360	$4,005

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2018 and 2017 (unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid -in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders' Equity
Balances at December 31, 2016	2,498,804	$25	$23,979	$(683)	$36,873	$81	$60,275
Net income					3,939		3,939
Other comprehensive income, net of tax						66	66
Share-based compensation			285				285
Cash dividends paid on common stock ($0.50 per share)					(1,254)		(1,254)
Common stock surrendered	(3,353)
Restricted stock awards issued	576						—
Exercise of options	14,018		33				33
Balances at September 30, 2017	2,510,045	$25	$24,297	$(683)	$39,558	$147	$63,344

	Shares	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders' Equity
Balances at December 31, 2017	2,511,127	$25	$24,986	$(453)	$40,493	$109	$65,160
Net income					5,397		5,397
Other comprehensive loss, net of tax						(37)	(37)
Share-based compensation			201				201
Cash dividends paid on common stock ($0.40 per share)					(1,011)		(1,011)
Restricted shares forfeited	(343)						—
Common stock surrendered	(15,990)						—
Exercise of options	45,020		102				102
Allocation of ESOP shares			234	84			318
Balances at September 30, 2018	2,539,814	$25	$25,523	$(369)	$44,879	$72	$70,130

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,397	$3,939
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net discounts on investments	(31)	(16)
Provision for loan losses	500	250
Depreciation and amortization	745	706
Compensation expense related to stock options and restricted stock	201	285
Change in fair value of mortgage servicing rights	381	191
Increase in cash surrender value of BOLI	(240)	(245)
Net change in advances from borrowers for taxes and insurance	497	428
Net gain on sale of loans	(1,008)	(720)
Proceeds from sale of loans held-for-sale	39,739	35,818
Originations of loans held-for-sale	(38,314)	(34,536)
Net loss on OREO and repossessed assets	62	123
Change in operating assets and liabilities:
Accrued interest receivable	(227)	(127)
Other assets	379	(482)
Accrued interest payable	16	(5)
Other liabilities	1,664	367
Net cash provided by operating activities	9,761	5,976
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available-for-sale securities	455	1,032
Net increase in loans	(68,635)	(28,505)
Purchase of BOLI	(315)	(275)
Purchases of premises and equipment, net	(608)	(2,495)
Proceeds from sale of OREO and other repossessed assets	—	248
Net cash received from branch acquisition	—	13,671
Net cash used in investing activities	(69,103)	(16,324)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	25,432	43,415
Proceeds from borrowings	198,000	137,000
Repayment of borrowings	(160,000)	(163,792)
FHLB stock (purchased)/redeemed	(1,569)	1,015
Dividends paid on common stock	(1,011)	(1,254)
Proceeds from stock option exercises	102	33
Net cash provided by financing activities	60,954	16,417
Net change in cash and cash equivalents	1,612	6,069
Cash and cash equivalents, beginning of period	60,680	54,582
Cash and cash equivalents, end of period	$62,292	$60,651

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$2,200	$1,910
Interest paid on deposits and borrowings	3,674	2,442
Assets acquired in acquisition of branch	—	14,474

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

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. In addition, the amendments in this ASU require an entity to disclose the fair value of financial instruments using the exit price notion. Exit price is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The methods of determining the fair value of assets and liabilities are consistent with our methodologies disclosed in Note 11 - Fair Value Measurements of the Company's 2017 Form 10-K, except for the valuation of loans held-for-investment and time deposits which were impacted by the adoption of ASU 2016-01. Prior to adopting the amendments included in the standard, the Company was allowed to measure fair value under an entry price notion. The entry price notion previously applied by the Company used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument. The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets. As of September 30, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction.  The amendments in this ASU were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has used the exit price notion in the fair value disclosure of financial instruments in Note 5 of this report. The adoption of ASU 2016-01 did not have a material impact on the Company's consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize, on the balance sheet, the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements. This ASU amended the new leases standard to give entities another option for transition and to provide lessors with a practical expedient. The transition option allows entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. The practical expedient provides lessors with an option to not separate non-lease components from the associated lease components when certain criteria are met and requires them to account for the combined component in accordance with the new revenue standard if the associated non-lease components are the predominant components. The amendments have the same effective date as ASU 2016-02. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in the ASU is permitted. The effect of the adoption of these ASUs will depend on leases at time of adoption.
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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity's risk management activities by better aligning the entity's financial reporting for hedging relationships with those risk management activities and  reduce the complexity of and simplify the application of hedge accounting by preparers. The amendments in this ASU permit hedge accounting for hedging relationships involving nonfinancial risk and interest rate risk by removing certain limitations in cash flow and fair value hedging relationships. In addition, the ASU requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and early adoption is permitted. The adoption of ASU No. 2017-12 is not expected to have a material impact on the Company's consolidated financial statements.

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

In March 2018, FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the Tax Act and allows for entities to report provisional amounts for specific income tax effects of the Act for which the accounting under Topic 740 was not yet complete, but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity's financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the Consolidated Financial Statements on Form 10-K as of December 31, 2017. As of September 30, 2018, the Company did not incur any adjustments to the provisional recognition.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU amends the accounting for shared-based payments awards to nonemployees to align with the accounting for employee awards. Under the new guidance, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. Amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and early adoption is permitted. The adoption of ASU No. 2018-07 is not expected to have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"). This ASU modifies the disclosure requirements on fair value measurements. The following disclosure requirements were removed from FASB Accounting Standards Codification ("ASC") Topic 820 – Fair Value Measurement: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. This ASU clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The ASU adds the following disclosure requirements for Level 3 measurements: (1) changes in unrealized gains and losses for the period included in other comprehensive income for the recurring Level 3 fair value measurements held at the end of the reporting period; and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.  Amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for any removed or modified disclosures. The adoption of ASU 2018-13 is not expected to have a material impact on the Company's consolidated financial statements.

Note 3 – Investments

The amortized cost and fair value of our available-for-sale ("AFS") securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2018
Municipal bonds	$3,224	$111	$(29)	$3,306
Agency mortgage-backed securities	1,668	39	(2)	1,705
Total	$4,892	$150	$(31)	$5,011

December 31, 2017
Municipal bonds	$3,240	$155	$(26)	$3,369
Agency mortgage-backed securities	2,030	36	—	2,066
Total	$5,270	$191	$(26)	$5,435

The amortized cost and fair value of AFS securities at September 30, 2018, by contractual maturity, are shown below (in thousands).  Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	September 30, 2018
	Amortized Cost	Fair Value
Due after one year through five years	$1,571	$1,547
Due after five years through ten years	153	160
Due after ten years	1,500	1,599
Mortgage-backed securities	1,668	1,705
Total	$4,892	$5,011

There were no pledged securities at September 30, 2018 and December 31, 2017.

There were no sales of AFS securities during the three and nine months ended September 30, 2018 and 2017.

The following tables summarize the aggregate fair value and gross unrealized loss by length of time of those investments that have been in a continuous unrealized loss position at the dates indicated (in thousands):

	September 30, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$—	$—	$1,282	$(29)	$1,282	$(29)
Agency mortgage-backed securities	235	(2)	—	—	235	(2)
Total	$235	$(2)	$1,282	$(29)	$1,517	$(31)

	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$—	$—	$1,302	$(26)	$1,302	$(26)
Total	$—	$—	$1,302	$(26)	$1,302	$(26)

There were no credit losses recognized in earnings during the three and nine months ended September 30, 2018 or 2017 relating to the Company's securities.

At September 30, 2018, there was one security in an unrealized loss position for less than 12 months and there were three municipal securities in an unrealized loss position for over 12 months.  At December 31, 2017, there were no securities in an unrealized loss position for less than 12 months and there were three municipal securities in an unrealized loss position for more than 12 months.  The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral.  It is expected that these securities will not be settled at a price less than the amortized cost of each investment.  Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because we do not intend to sell the securities in this class and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered an other-than-temporary impairment ("OTTI") during the three and nine months ended September 30, 2018 and 2017.

Note 4 – Loans

The composition of the loans-held-for portfolio at the dates indicated, excluding loans held-for-sale, was as follows (in thousands):

	September 30, 2018	December 31, 2017
Real estate loans:
One-to-four family	$170,509	$157,417
Home equity	28,525	28,379
Commercial and multifamily	254,050	211,269
Construction and land	60,877	61,482
Total real estate loans	$513,961	$458,547
Consumer loans:
Manufactured homes	19,448	17,111
Floating homes	41,377	29,120
Other consumer	5,026	4,902
Total consumer loans	65,851	51,133
Commercial business loans	39,681	40,829
Total loans held-for-portfolio	619,493	550,509
Deferred fees	(2,263)	(1,914)
Total loans, gross held-for-portfolio	617,230	548,595
Allowance for loan losses	(5,748)	(5,241)
Total loans held-for-portfolio, net	$611,482	$543,354

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2018 (in thousands):

	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$363	$30	$—	$9	$295	$—	$69	$179	$—	$945
Collectively evaluated for impairment	1,076	180	1,631	379	124	269	38	240	866	4,803
Ending balance	$1,439	$210	$1,631	$388	$419	$269	$107	$419	$866	$5,748
Loans hed-for-portfolio:
Individually evaluated for impairment	$4,932	$823	$3,274	$2,484	$425	$—	$163	$2,883	$—	$14,984
Collectively evaluated for impairment	165,577	27,702	250,776	58,393	19,023	41,377	4,863	36,798	—	604,509
Ending balance	$170,509	$28,525	$254,050	$60,877	$19,448	$41,377	$5,026	$39,681	$—	$619,493

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2017 (in thousands):

	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$555	$120	$—	$13	$258	$—	$43	$135	$—	$1,124
Collectively evaluated for impairment	881	173	1,250	365	97	169	37	237	908	4,117
Ending balance	$1,436	$293	$1,250	$378	$355	$169	$80	$372	$908	$5,241
Loans held-for-portfolio:
Individually evaluated for impairment	$6,256	$1,028	$1,699	$141	$385	$—	$194	$1,000	$—	$10,703
Collectively evaluated for impairment	151,161	27,351	209,570	61,341	16,726	29,120	4,708	39,829	—	539,806
Ending balance	$157,417	$28,379	$211,269	$61,482	$17,111	$29,120	$4,902	$40,829	$—	$550,509

The following table summarizes the activity in the allowance for loan losses for the three months ended September 30, 2018 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to-four family	$1,579	$—	$—	$(140)	$1,439
Home equity	211	—	3	(4)	210
Commercial and multifamily	1,401	—	—	230	1,631
Construction and land	385	—	—	3	388
Manufactured homes	326	—	—	93	419
Floating homes	195	—	—	74	269
Other consumer	116	(11)	3	(1)	107
Commercial business	553	—	—	(134)	419
Unallocated	737	—	—	129	866
Total	$5,503	$(11)	$6	$250	$5,748

The following table summarizes the activity in the allowance for loan losses for the nine months ended September 30, 2018 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to-four family	$1,436	$—	$1	$2	$1,439
Home equity	293	(7)	41	(117)	210
Commercial and multifamily	1,250	—	—	381	1,631
Construction and land	378	—	—	10	388
Manufactured homes	355	(12)	—	76	419
Floating homes	169	—	—	100	269
Other consumer	80	(24)	8	43	107
Commercial business	372	—	—	47	419
Unallocated	908	—	—	(42)	866
Total	$5,241	$(43)	$50	$500	$5,748

The following table summarizes the activity in the allowance for loan losses for the three months ended September 30, 2017 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to-four family	$1,302	$—	$—	$(51)	$1,251
Home equity	431	(89)	1	8	351
Commercial and multifamily	1,153	—	—	32	1,185
Construction and land	352	—	—	7	359
Manufactured homes	178	(7)	—	9	180
Floating homes	146	—	—	8	154
Other consumer	98	(1)	2	(1)	98
Commercial business	364	—	—	143	507
Unallocated	811	—	—	95	906
Total	$4,835	$(97)	$3	$250	$4,991

The following table summarizes the activity in the allowance for loan losses for the nine months ended September 30, 2017 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to-four family	$1,542	$—	$—	$(291)	$1,251
Home equity	378	(89)	30	32	351
Commercial and multifamily	1,144	(24)	1	64	1,185
Construction and land	459	—	—	(100)	359
Manufactured homes	168	(13)	3	22	180
Floating homes	132	—	—	22	154
Other consumer	112	(8)	19	(25)	98
Commercial business	175	—	—	332	507
Unallocated	712	—	—	194	906
Total	$4,822	$(134)	$53	$250	$4,991

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

The following table represents the internally assigned grades as of September 30, 2018, by type of loan (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$164,281	$27,995	$248,917	$58,438	$19,158	$41,377	$4,972	$37,095	$602,233
Watch	4,484	—	2,028	—	55	—	—	839	7,406
Special Mention	—	—	1,458	2,362	—	—	—	476	4,296
Substandard	1,744	530	1,647	77	235	—	54	1,271	5,558
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$170,509	$28,525	$254,050	$60,877	$19,448	$41,377	$5,026	$39,681	$619,493

The Bank had $3.3 million in performing loans identified as TDRs at September 30, 2018, that were not classified as special mention or substandard.

The following table represents the internally assigned grades as of December 31, 2017, by type of loan (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$153,793	$27,493	$199,887	$61,390	$16,877	$29,120	$4,708	$39,089	$532,357
Watch	244	—	9,683	—	—	—	—	827	10,754
Special Mention	137	—	357	—	—	—	—	784	1,278
Substandard	3,243	886	1,342	92	234	—	194	129	6,120
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$157,417	$28,379	$211,269	$61,482	$17,111	$29,120	$4,902	$40,829	$550,509

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

The following table presents the recorded investment in nonaccrual loans as of September 30, 2018, and December 31, 2017, by type of loan (in thousands):

	September 30, 2018	December 31, 2017
One-to-four family	$824	$791
Home equity	384	722
Commercial and multifamily	539	201
Construction and land	76	92
Manufactured homes	223	206
Floating homes	—	—
Other consumer	4	8
Commercial business	334	129
Total	$2,384	$2,149

The following table represents the aging of the recorded investment in past due loans as of September 30, 2018, by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans
One-to-four family	$—	$222	$419	$641	$169,868	$170,509
Home equity	49	66	305	420	28,105	28,525
Commercial and multifamily	671	—	353	1,024	253,026	254,050
Construction and land	—	—	—	—	60,877	60,877
Manufactured homes	—	6	205	211	19,237	19,448
Floating homes	—	—	—	—	41,377	41,377
Other consumer	8	1	—	9	5,017	5,026
Commercial business	323	67	—	390	39,291	39,681
Total	$1,051	$362	$1,282	$2,695	$616,798	$619,493

The following table represents the aging of the recorded investment in past due loans as of December 31, 2017, by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans
One-to-four family	$2,092	$1,819	$727	$4,638	$152,779	$157,417
Home equity	521	5	633	1,159	27,220	28,379
Commercial and multifamily	313	—	—	313	210,956	211,269
Construction and land	51	—	92	143	61,339	61,482
Manufactured homes	185	50	197	432	16,679	17,111
Floating homes	—	—	—	—	29,120	29,120
Other consumer	15	—	—	15	4,887	4,902
Commercial business	400	—	—	400	40,429	40,829
Total	$3,577	$1,874	$1,649	$7,100	$543,409	$550,509

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

The following table represents the credit risk profile of our loan portfolio based on payment activity as of September 30, 2018, by type of loan (in thousands):

	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Performing	$169,640	$28,141	$253,511	$60,801	$19,225	$41,377	$5,022	$39,264	$616,981
Nonperforming	869	384	539	76	223	—	4	417	2,512
Total	$170,509	$28,525	$254,050	$60,877	$19,448	$41,377	$5,026	$39,681	$619,493

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

Impaired loans at September 30, 2018 and December 31, 2017, by type of loan were as follows (in thousands):

	September 30, 2018
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance

One-to-four family	$5,066	$1,934	$2,998	$4,932	$363
Home equity	903	662	161	823	30
Commercial and multifamily	3,274	3,274	—	3,274	—
Construction and land	2,484	2,444	40	2,484	9
Manufactured homes	431	—	425	425	295
Floating homes	—	—	—	—	—
Other consumer	163	—	163	163	69
Commercial business	2,883	2,296	587	2,883	179
Total	$15,204	$10,610	$4,374	$14,984	$945

	December 31, 2017
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance

One-to-four family	$6,562	$3,197	$3,059	$6,256	$555
Home equity	1,149	677	351	1,028	120
Commercial and multifamily	1,722	1,699	—	1,699	—
Construction and land	141	100	41	141	13
Manufactured homes	409	23	362	385	258
Floating homes	—	—	—	—	—
Other consumer	194	125	69	194	43
Commercial business	1,017	784	216	1,000	135
Total	$11,194	$6,605	$4,098	$10,703	$1,124

The following tables provide the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2018 and 2017, respectively, by loan types (in thousands):

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

One-to-four family	$4,826	$72	$6,603	$117
Home equity	807	10	1,008	10
Commercial and multifamily	3,204	46	1,732	24
Construction and land	1,305	86	114	(1)
Manufactured homes	386	11	306	9
Other consumer	163	2	58	1
Commercial business	2,338	69	348	5
Total	$13,029	$296	$10,169	$165

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

One-to-four family	$5,594	$180	$5,718	$269
Home equity	926	25	921	30
Commercial and multifamily	2,487	134	1,652	72
Construction and land	1,313	93	91	2
Manufactured homes	405	27	311	19
Other consumer	179	7	60	3
Commercial business	1,942	125	487	16
Total	$12,846	$591	$9,240	$411

Forgone interest on nonaccrual loans was $24,000 and $12,000 for the nine months ended September 30, 2018 and 2017, respectively.  There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual or impaired at September 30, 2018 and December 31, 2017.

Troubled debt restructurings.  Loans classified as TDRs totaled $4.2 million and $3.7 million at September 30, 2018 and December 31, 2017, and are included in impaired loans.  The Company has granted, in its TDRs, a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:

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

There were four loans, totalling $506,000 that were modified as TDRs and oneTDR loan of $16,000 paid off during the nine months ended September 30, 2018, compared to one $1.3 million one-to-four family residential loan modified as a TDR during the nine months ended September 30, 2017.  The following TDR loans paid off during the first nine months of 2017:  a $125,000 one-to-four family residential loan, a $14,000 manufactured home loan, one $86,000 home equity loan, a $27,000 land loan, and a $359,000 commercial/multifamily loan.

There were no post-modification changes for the unpaid principal balance in loans, net of partial charge-offs, that were recorded as a result of the TDRs for the nine months ended September 30, 2018 and 2017.  There were no TDRs for which there was a payment default within the first 12 months of modification during the nine months ended September 30, 2018 and 2017.

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

The Company determines the fair values of its financial instruments based on the requirements established in Accounting Standards Codification ("ASC") 820, Fair Value Measurements, which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions.  The Company's fair values for financial instruments at September 30, 2018 were determined based on these requirements.

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

Loans Held-for-Sale - Residential mortgage loans held-for-sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At September 30, 2018 and December 31, 2017, loans held-for-sale were carried at cost, as no impairment was required.

Loans Held-for-Portfolio - The estimated fair value of loans-held-for portfolio consists of a credit adjustment to reflect the estimated adjustment to the carrying value of the loans due to credit-related factors and a yield adjustment, to reflect the estimated adjustment to the carrying value of the loans due to a differential in yield between the portfolio loan yields and estimated current market rate yields on loans with similar characteristics.

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

The following tables present information about the level in the fair value hierarchy for the Company's financial assets and liabilities, whether or not recognized or recorded at fair value as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$62,292	$62,292	$62,292	$—	$—
Available-for-sale securities	5,011	5,011	—	5,011	—
Loans held-for-sale	695	695	—	695	—
Loans held-for-portfolio(1)	611,482	613,595	—	—	613,595
Mortgage servicing rights	3,447	3,447	—	—	3,447
FHLB stock	4,634	4,634	—	—	4,634
FINANCIAL LIABILITIES:
Non-maturity deposits	366,691	366,691	—	366,691	—
Time deposits (1)	173,141	173,276	—	173,276	—
Borrowings	96,500	96,500	—	96,500	—

	December 31, 2017		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$60,680	$60,680	$60,680	$—	$—
Available-for-sale securities	5,435	5,435	—	5,435	—
Loans held-for-sale	1,777	1,777	—	1,777	—
Loans held-for-portfolio(1)	543,354	543,400	—	—	543,400
Mortgage servicing rights	3,426	3,426	—	—	3,426
FHLB stock	3,065	3,065	—	—	3,065
FINANCIAL LIABILITIES:
Non-maturity deposits	349,846	349,846	—	349,846	—
Time deposits (1)	164,554	163,485	—	163,485	—
Borrowings	59,000	59,000	—	59,000	—

(1)  The estimated fair values of loans receivable, net and time deposits for September 30, 2018 reflect exit price assumptions.  The December 31, 2017 fair value estimates are not based on exit price assumptions.

The following tables present the balance of assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

	Fair Value at September 30, 2018
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$3,306	$—	$3,306	$—
Agency mortgage-backed securities	1,705	—	1,705	—
Mortgage servicing rights	3,447	—	—	3,447

	Fair Value at December 31, 2017
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$3,369	$—	$3,369	$—
Agency mortgage-backed securities	2,066	—	2,066	—
Mortgage servicing rights	3,426	—	—	3,426

The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017:

September 30, 2018
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	80%-550% (130%)
		Discount rate	13%-14% (13%)

December 31, 2017
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	103%-412% (160%)
		Discount rate	13%-15% (13%)

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

There were no assets or liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2018.  The following table provides a reconciliation of assets and liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2017 (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Beginning balance, at fair value	$318	$347
OTTI impairment losses	—	—
Sales, redemptions and principal payments	(318)	(347)
Change in unrealized loss	—	—
Ending balance, at fair value	$—	$—

Mortgage servicing rights are measured at fair value using a significant unobservable input (Level 3) on a recurring basis - additional information is included in Note 6 – Mortgage Servicing Rights.

The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at September 30, 2018
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$600	$—	$—	$600
Impaired loans	14,984	—	—	14,984

	Fair Value at December 31, 2017
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$610	$—	$—	$610
Impaired loans	10,703	—	—	10,703

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at September 30, 2018 and December 31, 2017.

The following tables provide a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017:

September 30, 2018
Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Market approach	Adjustment for differences between comparable sales	0-0% (0%)
Impaired loans	Market approach	Adjustment for differences between comparable sales	0-100% (6%)

December 31, 2017
Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Market approach	Adjusted for difference between comparable sales	0-0% (0%)
Impaired loans	Market approach	Adjusted for difference between comparable sales	0-100% (8%)

Note 6 – Mortgage Servicing Rights

The unpaid principal balances of loans serviced for Federal National Mortgage Association ("Fannie Mae") at September 30, 2018 and December 31, 2017, totaled $354.4 million and $392.6 million, respectively, and are not included in the Company's financial statements. We also service loans for other financial institutions for which a servicing fee is received.  The unpaid principal balances of loans serviced for other financial institutions at September 30, 2018 and December 31, 2017, totaled $7.3 million and $19.9 million, respectively, and are not included in the Company's financial statements. In addition to the foregoing, there were $25.6 million and $31.6 million of loans from Fannie Mae and other financial institutions not included in the Company's financial statements at September 30, 2018 and December 31, 2017, respectively, for which we outsource the servicing and pay a fee to third party

The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	September 30, 2018	December 31, 2017
Prepayment speed (Public Securities Association "PSA" model)	130%	160%
Weighted-average life	7.5 years	6.9 years
Discount rate	13%	13%

The amounts of contractually specified servicing, late and ancillary fees earned and recorded, net of fair value market adjustments to the mortgage servicing rights, are included in mortgage servicing income on the Condensed Consolidated Statements of Income which were $22,000 and $447,000 for the three and nine months ended September 30, 2018, respectively, and $18,000 and $399,000 for the three and nine months ended September 30, 2017, respectively.

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

Note 8 – Borrowings and FHLB Stock

The Company utilizes a loan agreement with the FHLB of Des Moines. The terms of the agreement call for a blanket pledge of a portion of the Company's mortgage and commercial and multifamily loan portfolio based on the outstanding balance.  At September 30, 2018 and December 31, 2017, the amount available to borrow under this credit facility was $308.5 million and $217.6 million, respectively.  At September 30, 2018, the credit facility was collateralized as follows:  one-to-four family mortgage loans with an advance equivalent of $126.7 million, commercial and multifamily mortgage loans with an advance equivalent of $117.8 million and home equity loans with an advance equivalent of $12.5 million. At December 31, 2017, the credit facility was collateralized as follows:  one-to-four family mortgage loans with an advance equivalent of $111.5 million, commercial and multifamily mortgage loans with an advance equivalent of $103.0 million and home equity loans with an advance equivalent of $15.2 million.  The Company had outstanding borrowings under this arrangement of $96.5 million and $59.0 million at September 30, 2018 and December 31, 2017, respectively. The weighted-average interest rate of our borrowings was 1.99% at September 30, 2018 and was 1.63% at December 31, 2017.  Additionally, the Company had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $14.5 million both at September 30, 2018 and December 31, 2017, respectively, to secure public deposits.  The remaining amount available to borrow as of September 30, 2018 and December 31, 2017, was $146.0 million and $144.1 million, respectively.

As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances.  At September 30, 2018 and December 31, 2017, the Company had an investment of $4.6 million and $3.1 million, respectively, in FHLB of Des Moines stock.

The Company participates in the Federal Reserve Bank Borrower-in-Custody program, which gives the Company access to the discount window.  The terms of the program call for a pledge of specific assets.  The Company pledges commercial and consumer loans as collateral for this line of credit.  The Company had unused borrowing capacity of $59.1 million and $51.2 million and no outstanding borrowings under this program at September 30, 2018 and December 31, 2017, respectively.

The Company has access to an unsecured Fed Funds line of credit from Pacific Coast Banker's Bank.  The line has a one-year term maturing on June 30, 2019 and is renewable annually.  As of September 30, 2018, the amount available under this line of credit was $2.0 million.  There was no balance on this line of credit as of September 30, 2018 and December 31, 2017, respectively.

The Company has access to a Fed Funds line of credit from Zions Bank under a Fed Funds Sweep and Line Agreement.  The agreement allows access to a Fed Funds line of up to $9.0 million and requires the Company to maintain cash balances with Zions Bank of $250,000.  The agreement may be terminated by either party.  There was no balance on this line of credit as of September 30, 2018 and December 31, 2017, respectively.

The Company has access to an unsecured Fed Funds line of credit from The Independent Bank.  As of September 30, 2018, the amount available under this line of credit was $10.0 million. The agreement may be terminated by either party.  There was no balance on this line of credit as of September 30, 2018 and December 31, 2017, respectively.

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

Earnings per share are summarized for the periods presented in the following table (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$1,830	$1,222	$5,397	$3,939
Weighted-average number of shares outstanding, basic	2,503	2,507	2,493	2,502
Effect of potentially dilutive common shares	67	55	72	61
Weighted-average number of shares outstanding, diluted	2,570	2,562	2,565	2,563
Earnings per share, basic	$0.73	$0.49	$2.17	$1.57
Earnings per share, diluted	$0.71	$0.48	$2.10	$1.54

There were no anti-dilutive securities at either September 30, 2018 or September 30, 2017.

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

As of September 30, 2018, awards for stock options totaling 258,479 shares and awards for restricted stock totaling 106,870 shares of Company common stock have been granted, net of any forfeitures, to participants in the Plans.  Share-based compensation expense was $67,000 and $201,000 for the three and nine months ended September 30, 2018 and was $144,000 and $432,000 for the three and nine months ended September 30, 2017, respectively.

Stock Option Awards

The stock option awards granted to date under the 2008 Plan vest in 20 percent annual increments commencing one year from the grant date in accordance with the requirements of the 2008 Plan.  The stock option awards granted to date under the 2013 Plan vest in equal annual installments of either two or four years.  All of the options granted under the Plans are exercisable for a period of 10 years from the date of grant, subject to vesting.  The following is a summary of the Company's stock option award activity during the nine months ended September 30, 2018:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2018	186,363	$18.04	6.26	$2,977,279
Granted	—	—
Exercised	(45,020)	15.44
Forfeited	(7,318)	18.00
Expired	—	—
Outstanding at September 30, 2018	134,025	18.92	5.86	2,764,915
Exercisable	106,036	18.19	5.63	2,264,936
Expected to vest, assuming a 0% forfeiture rate over the vesting term	27,989	$21.69	6.73	$499,980

As of September 30, 2018, there was $83,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans.  The cost is expected to be recognized over the remaining weighted-average vesting period of less than one year.

There were no stock options granted during nine months ended September 30, 2018.  The fair value of options granted for the nine months ended September 30, 2017 was determined using the following weighted-average assumptions as of the grant date.

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

The following is a summary of the Company's non-vested restricted stock award activity during the nine months ended September 30, 2018:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-vested at January 1, 2018	11,785	$19.05
Granted	—	—
Vested	(10,907)	21.94
Forfeited	(343)	18.36
Expired	—	—
Non-vested at September 30, 2018	535	21.95	$39.55
Expected to vest assuming a 0% forfeiture rate over the vesting term	535	$21.95	$39.55

As of September 30, 2018, there was $12,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plans.  The cost is expected to be recognized over the weighted-average vesting period of 1.0 year.  The total fair value of shares vested for the nine months ended September 30, 2018 and 2017 was $239,000 and $430,000, respectively.

Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company which was paid in full in 2017.  In August 2012, in conjunction with the Company's conversion to a full stock company from the mutual holding company structure, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company.  The loan is being repaid principally by the Bank through contributions to the ESOP over a period of ten years.  The interest rate on the loan is fixed at 2.25%, per annum.  As of September 30, 2018, the remaining balance of the ESOP loan was $477,000.

Neither the loan balance nor the related interest expense is reflected on the condensed consolidated financial statements.

At September 30, 2018, the ESOP was committed to release 11,340 shares of the Company's common stock to participants and held 34,020 unallocated shares remaining to be released in future years. The funds to purchase the shares come from a contribution the Bank makes twice a year  to the Plan.  For the nine months ended September 30, 2018, the ESOP trustee purchased 6,393 shares of the Company's common stock for inclusion in the Plan. The fair value of the 168,006 restricted shares held by the ESOP trust was $6.6 million at September 30, 2018.  ESOP compensation expense included in salaries and benefits was $172,000 and $518,000 for the three and nine months ended September 30, 2018 and was $172,000 and $510,000 for the three and nine months ended September 30, 2017, respectively.

Note 11 – Revenue from Contracts with Customers

All of the Company's revenue from contracts with customers in the scope of Topic 606 - Revenue from Contracts with Customers ("Topic 606") is recognized in Noninterest Income with the exception of the net loss on OREO and repossessed assets, which is included in Noninterest Expense. The following table presents the Company's sources of Noninterest Income for the three and nine months ended September 30, 2018 and 2017 (in thousands). Items outside of the scope of ASC 606 are noted as such.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Noninterest income:
Service charges and fee income
Account maintenance fees	$46	$44	$146	$130
Transaction-based and overdraft service charges	114	102	338	308
Debit/ATM interchange fees	242	230	694	701
Credit card interchange fees	10	4	32	22
Loan fees (a)	76	47	178	235
Other fees (a)	16	12	38	46
Total service charges and fee income	504	439	1,426	1,442
Earnings on cash surrender value of bank-owned life insurance (a)	149	82	308	245
Mortgage servicing income (a)	22	18	447	399
Net gain on sale of loans (a)	333	287	1,008	720
Other income (a)	490	—	490	—
Total noninterest income	$1,498	$826	$3,679	$2,806
(a) Not within scope of Topic 606

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

The Company utilizes a third party agency relationship to brand credit cards with fees for originating new accounts paid by the issuing bank. Credit card interchange income represents fees earned when a credit card is issued by the third party agent. Similar to debit card interchange fees, the Bank earns an interchange fee for each transaction made with Sound Community Bank's branded credit cards. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders' credit card. Certain expenses and rebates directly related to the credit card interchange contract are recorded net of the interchange income.

Net loss on OREO and repossessed assets

We record a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed of trust. When the Bank finances the sale of other real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the other real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on sale, we adjust the transaction price and related gain or loss on sale if a significant financing component is present.  The Company had a loss on the sale of OREO of $11,000 and $62,000 for the three and nine months ended September 30, 2018, respectively and $109,000 and $123,000 for the three and nine months ended September 30, 2017, respectively, included in Noninterest Expense.

Note 12 – Subsequent Event

On October 24, 2018, the Board of Directors of  the Company declared a quarterly cash dividend of $0.14 per common share, payable on November 21, 2018 to stockholders of record at the close of business on November 7, 2018.

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

•	competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
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

•	our ability to retain or attract key employees or members of our senior management team;
•	costs and effects of litigation, including settlements and judgments;
•	our ability to implement our business strategies;
•	our ability to pay dividends on our common stock;
•	the possibility of other-than-temporary impairments of securities held in our securities portfolio;
•	adverse changes in the securities markets; and
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

Sound Community Bank's deposits are insured up to applicable limits by the FDIC.  At September 30, 2018, Sound Financial Bancorp, on a consolidated basis, had assets of $715.3 million, net loans held-for-portfolio of $611.5 million, deposits of $539.8 million and stockholders' equity of $70.1 million.  The shares of Sound Financial Bancorp are traded on NASDAQ Capital Market under the symbol "SFBC."  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121.

Our principal business consists of attracting retail and commercial deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four- family residences (including home equity loans and lines of credit), commercial and multifamily real estate, construction and land, consumer and commercial business loans.  Our commercial business loans include unsecured lines of credit and secured term loans and lines of credit secured by inventory, equipment and accounts receivable.  We also offer a variety of secured and unsecured consumer loan products, including manufactured home loans, floating home loans, automobile loans, boat loans and recreational vehicle loans.  As part of our business, we focus on residential mortgage loan originations, a portion of which we sell to Fannie Mae and the remainder of which we retain for our loan portfolio consistent with our asset/liability objectives.  We sell loans which conform to the underwriting standards of Fannie Mae ("conforming") in which we retain the servicing of the loan in order to maintain the direct customer relationship and to generate noninterest income.  Residential loans which do not conform to the underwriting standards of Fannie Mae ("non-conforming"), are either held in our loan portfolio or sold with servicing released.  We originate and retain a significant amount of commercial real estate loans, including those secured by owner-occupied and nonowner-occupied commercial real estate, multifamily property, mobile home parks and construction and land development loans.

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

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

General.   Total assets increased $70.1 million, or 10.9%, to $715.3 million at September 30, 2018 from $645.2 million at December 31, 2017.  This increase was primarily the result of a $68.1 million, or 12.5%, increase in net loans held-for-portfolio.

Cash and Securities.  Cash and cash equivalents increased $1.6 million, or 2.7%, to $62.3 million at September 30, 2018 from $60.7 million at December 31, 2017.  Available-for-sale securities, which consist of municipal bonds and agency mortgage-backed securities, decreased $424,000, or 7.8%, to $5.0 million at September 30, 2018 from $5.4 million at December 31, 2017. The decrease in available-for-sale securities was the result of normal principal repayments on securities during the first nine months of 2018.

Loans.  Our loans held-for-portfolio, net increased $68.1million, or 12.5%, to $611.5 million at September 30, 2018 from $543.4 million at December 31, 2017.  All categories of our loan portfolio increased other than construction and land, and commercial business.

The following table reflects the changes in our loan portfolio at September 30, 2018, as compared to December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017	Amount Change	Percent Change
One-to-four family	$170,509	$157,417	$13,092	8.3%
Home equity	28,525	28,379	146	0.5
Commercial and multifamily	254,051	211,269	42,782	20.2
Construction and land	60,877	61,482	(605)	(1.0)
Manufactured homes	19,448	17,111	2,337	13.7
Floating homes	41,377	29,120	12,257	42.1
Other consumer	5,025	4,902	123	2.5
Commercial business	39,681	40,829	(1,148)	(2.8)
Deferred loan fees	(2,263)	(1,914)	(349)	18.2
Total loans held-for-portfolio, gross	$617,230	$548,595	$68,635	12.5%

The increase in our loan portfolio was primarily a result of positive economic conditions which contributed to demand for credit. The largest dollar increases in the loan portfolio were in the commercial and multifamily loans which increased $42.8 million, or 20.2%, to $254.1 million, one-to-four family loans which increased $13.1 million, or 8.3%, to $170.5 million, and floating homes loans which increased $12.3 million, or 42.1%, to $41.4 million. Partially offsetting these increases were decreases in commercial business loans of $1.1 million, or 2.8%, to $39.7 million and in construction and land loans of $605,000 or 1.0%, to $60.9 million. At September 30, 2018, our loan portfolio, net of deferred loan fees, remained well-diversified. Commercial and multifamily real estate loans were 41.0% of the portfolio, one-to-four family loans were 27.5% of the portfolio and home equity, manufactured and floating homes, and other consumer loans were 15.3% of the portfolio at September 30, 2018.  Construction and land loans were 9.8% of the portfolio and commercial business loans were approximately 6.4% of total loans at September 30, 2018.

Loans held-for-sale decreased $1.1 million, or 60.9%, to $695,000 at September 30, 2018 from $1.8 million at December 31, 2017. The decrease in loans held-for-sale was a result of the timing of loan sales.

Mortgage Servicing Rights.  Mortgage servicing rights were $3.4 million at both September 30, 2018 and December 31, 2017.  We record mortgage servicing rights on loans sold to Fannie Mae and other financial institutions with servicing retained and upon acquisition of servicing portfolios.  We stratify our capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans.  Mortgage servicing rights are carried at fair value.  If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.

Nonperforming Assets.  At September 30, 2018, nonperforming assets totaled $3.1 million, or 0.44% of total assets.

The table below sets forth the amounts and categories of nonperforming assets at the dates indicated (dollars in thousands):

	Nonperforming Assets
	September 30, 2018	December 31, 2017	Amount Change	Percent Change
Nonaccrual loans	$2,384	$2,149	$235	10.9%
Nonperforming TDRs	128	134	(6)	(4.5)
Total nonperforming loans	2,512	2,283	229	10.0
OREO and repossessed assets	600	610	(10)	(1.6)
Total nonperforming assets	$3,112	$2,893	$219	7.6%

Nonperforming loans, consisting of nonaccrual loans and nonperforming TDRs, increased $229,000, or 10.0%, to $2.5 million at September 30, 2018 from $2.3 million at December 31, 2017. Nonperforming loans were 0.41% of total loans at September 30, 2018 compared to 0.42% of total loans at December 31, 2017.

OREO and repossessed assets were $600,000 at September 30, 2018, compared to $610,000 at December 31, 2017. At September 30, 2018, our OREO property was a commercial building with a recorded value of $600,000 located in Clallam County, Washington, which was acquired in 2015 as a part of three branches purchased from another financial institution.  It is currently leased to a not-for-profit organization headquartered in our market area at a below market rate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$5,503	$4,835	$5,241	$4,822
Charge-offs	(11)	(97)	(43)	(134)
Recoveries	6	3	50	53
Net (charge-offs)/recoveries	(5)	(94)	7	(81)
Provisions charged to operations	250	250	500	250
Balance at end of period	$5,748	$4,991	$5,748	$4,991

Ratio of net charge-offs/(recoveries) during the period to average loans outstanding during the period	0.00%	0.02%	0.00%	0.02%

	September 30, 2018	December 31, 2017
Allowance as a percentage of nonperforming loans (end of period)	228.8%	229.6%
Allowance as a percentage of total loans (end of period)	0.93%	0.96%

Our allowance for loan losses increased $507,000, or 9.7%, to $5.7 million at September 30, 2018, from $5.2 million at December 31, 2017.  The provision for loan losses totaled $500,000 for the first nine months ended September 30, 2018 primarily as a result of the increase in loans held-for-portfolio and to a lesser extent the increase in non-performing loans as compared to December 31, 2017.

Specific loan loss reserves decreased to $945,000 at September 30, 2018 compared to $1.1 million at December 31, 2017, while general loan loss reserves increased to $3.9 million at September 30, 2018, compared to $3.2 million at December 31, 2017 and the unallocated reserve decreased to $866,000 at September 30, 2018 compared to $908,000 at December 31, 2017.  The decrease in specific loan loss reserves was primarily due to improvement in financial performance for certain loans since December 31, 2017.  The increase in the general reserve was a result of the changes in loan balances and historical loss rates.  The overall increase in the allowance for loan losses was primarily due to an increase in loans held-for-portfolio to $617.2 million at September 30, 2018 from $548.6 million at December 31, 2017, and to a lesser extent the increase in non-performing loans. Net charge-offs were $5,000 for the three months ended September 30, 2018  and net recoveries were $7,000 for the nine months ended September 30, 2018, respectively, compared to net charge-offs of $94,000 and $81,000 for the three and nine months ended September 30, 2017, respectively.  As of September 30, 2018, the allowance for loan losses as a percentage of total loans  and as a percentage of nonperforming loans were 0.93% and 228.84%, respectively, compared to 0.96% and 229.6%, respectively, at December 31, 2017.

Deposits.  Total deposits increased $25.4 million, or 4.9%, to $539.8 million at September 30, 2018 from $514.4 million at December 31, 2017. The increase was primarily due to increases in noninterest-bearing demand deposits (including escrow accounts) of $27.8 million, or 38.5%, to $99.9 million at September 30, 2018 from $72.1 million at December 31, 2017 and certificates of deposit accounts which increased $8.6 million, or 5.2% to $173.1 million at September 30, 2018 from $164.6 million at December 31, 2017. These increases were partially offset by a $6.2 million, or 3.5%, decrease in interest-bearing demand accounts to $167.3 million at September 30, 2018 from $173.4 million at December 31, 2017, and a $7.2 million, or 13.1%, decrease in money market accounts to $47.7 million at September 30, 2018 from $54.9 million at December 31, 2017. The increase in deposits at September 30, 2018 compared to December 31, 2017 reflects our continued focus on generating low cost deposits to support our loan growth.

A summary of deposit accounts with the corresponding weighted-average cost of funds at the dates indicated is presented below (dollars in thousands):

	September 30, 2018		December 31, 2017
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$95,653	—	$69,094	—
Interest-bearing demand	167,259	0.47	173,413	0.43
Savings	51,829	0.27	49,450	0.21
Money market	47,694	0.20	54,860	0.21
Time deposits	173,141	1.48	164,554	1.33
Escrow (1)	4,256	—	3,029	—
Total deposits	$539,832	0.68%	$514,400	0.61%

(1) Escrow balances shown in noninterest-bearing deposits on the consolidated balance sheets.

Borrowings.  FHLB advances increased $37.5 million, or 63.6%, to $96.5 million at September 30, 2018 from $59.0 million at December 31, 2017. We rely on FHLB advances as needed to supplement deposits to fund our loan portfolio.

Stockholders' Equity.  Total stockholders' equity increased $5.0 million, or 7.6%, to $70.1 million at September 30, 2018 from $65.2 million at December 31, 2017.  This increase primarily reflects $5.4 million in net income for the nine months ended September 30, 2018, and stock-based compensation of $621,000, partially offset by the payment of cash dividends of $1.0 million to common stockholders.

Comparison of Results of Operation for the Three and Nine Months Ended September 30, 2018 and 2017

General.  Net income increased $608,000, or 49.8%, to $1.8 million, or $0.71 per diluted common share, for the three months ended September 30, 2018, compared to $1.2 million, or $0.48 per diluted common share, for the three months ended September 30, 2017.  The primary reasons for the increase in net income for the three months ended September 30, 2018, were increases in net interest income of $711,000, and in noninterest income of $672,000, combined with a decrease of $159,000 in the provision for income taxes, partially offset by an increase in noninterest expense of $934,000. Net income increased $1.5 million, or 37.0%, to $5.4 million, or $2.10 per diluted common share, for the nine months ended September 30, 2018, compared to $3.9 million, or $1.54 per diluted common share, for the same period in 2017.  The primary reasons for the increase in net income for the nine months ended September 30, 2018 were increases in net interest income of $2.6 million, and in noninterest income of $873,000 combined with a decrease of $621,000 in the provision for income taxes, partially offset by a $2.4 million increase in noninterest expense for the nine months ended September 30, 2018.

Interest Income. Interest income increased $1.2 million, or 17.6%, to $8.3 million for the three months ended September 30, 2018, from $7.1 million for the three months ended September 30, 2017.  Interest income increased $3.8 million, or 18.8%, to $24.0 million for the nine months ended September 30, 2018, from $20.2 million for the nine months ended September 30, 2017.  The increases in interest income for the three and nine months ended September 30, 2018, primarily reflect the increase in the average balance of interest-earning assets, in particular loans held-for-portfolio, and a higher weighted-average yield on loans during three and nine months ended September 30, 2018.  The average balance of loans increased $88.1 million, or 17.0% to $604.9 million, and increased $77.0 million, or 15.4% to $577.3 million, for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017.

Our weighted-average yield on interest-earning assets was 4.97% and 5.01% for the three and nine months ended September 30, 2018, respectively, compared to 4.99% and 4.87% for the three and nine months ended September 30, 2017, respectively.  The weighted-average yield on loans increased to 5.37% and 5.33% for the three and nine months ended September 30, 2018, respectively, from 5.29% and 5.23% for the three and nine months ended September 30, 2017, respectively.  The weighted-average yield on investments was 2.57% and 2.11% for the three and nine months ended September 30, 2018, respectively, compared to 1.88% and 1.48% for the three and nine months ended September 30, 2017, respectively.  The increase in the average loan yield for both the three and nine months ended September 30, 2018 was due to the increase in market interest rates over the past year and the increase in the average balance of the loan portfolio.

Interest Expense.  Interest expense increased $533,000, or 60.6%, to $1.4 million for the three months ended September 30, 2018, from $880,000 for the three months ended September 30, 2017. Interest expense increased $1.2 million, or 50.1%, to $3.7 million for the nine months ended September 30, 2018, from $2.4 million for the nine months ended September 30, 2017. The increase for both periods was primarily due to increases in both the average balance of and rates paid on deposits as well as the increase in both the average balance and the cost of FHLB advances.

Interest expense on deposits increased $166,000 for the quarter ended September 30, 2018, compared to the same period in 2017, primarily due to the increase in the average balance of deposits during the three months ended September 30, 2018 to $544.4 million as compared to $510.7 million for the same quarter in 2017.  Interest expense on deposits increased $466,000 for the nine months ended September 30, 2018, compared to the same period in 2017 also primarily due to the increase in the average balance of deposits.  During the nine months ended September 30, 2018, average deposits were $530.2 million compared to $485.1 million during the nine months ended September 30, 2017.  Our weighted-average cost of deposits was 0.72% and 0.67% for the three and nine months ended September 30, 2018, compared to 0.63% and 0.60% for the three and nine months ended September 30, 2017, respectively.

The total cost of borrowings increased $367,000, or 509.7%, to $439,000, during the quarter ended September 30, 2018 from $72,000 for the quarter ended September 30, 2017 and increased $755,000, or 317.2%, to $993,000 for the nine months ended September 30, 2018, from $238,000 for the nine months ended September 30, 2017.  The increase in interest expense on borrowings for the three and nine months ended September 30, 2018 compared to the same periods in 2017, was due to an increase in the average balance of borrowings and increases in short-term interest rates from the rise in the targeted federal funds rate during the periods. Average borrowings increased $58.2 million, to $79.8 million for the three months ended September 30, 2018 compared to $21.6 million for the same period in 2017.  Average borrowings during the nine months ended September 30, 2018 were $65.8 million compared to $29.5 million during the nine months ended September 30, 2017.  The cost of borrowings for the three and nine months ended September 30, 2018 was 2.20% and 2.01%, respectively, compared to 1.33% and 1.08% for the three and nine months ended September 30, 2017.  Our overall weighted-average cost of interest-bearing liabilities was 1.08% and 0.96% for the three and nine months ended September 30, 2018, respectively, compared to 0.77% and 0.73% for the three and nine months ended September 30, 2017.

Net Interest Income.  Net interest income increased $711,000, or 11.5%, to $6.9 million for the three months ended September 30, 2018, from $6.2 million for the three months ended September 30, 2017.  Net interest income increased $2.6 million, or 14.5%, to $20.3 million for the nine months ended September 30, 2018, from $17.7 million for the nine months ended September 30, 2017.  The increase for both the three and nine months ended September 30, 2018 resulted from increased interest income due to higher average loan balances and higher yields on our loan portfolio.  Our average yield on loans increased during the three and nine months ended September 30, 2018, as compared to the same periods last year as rates have increased compared to a year ago.  Our net interest margin was 4.24% and 4.25% for the three and nine months ended September 30, 2018, respectively, compared to 4.35% and 4.28% for the three and nine months ended September 30, 2017, respectively.

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

The provision for loan losses was $250,000 and $500,000 for the three and nine months ended September 30, 2018, respectively, compared to $250,000 for both the three and nine months ended September 30, 2017.  The provision for loan losses for the three and nine months ended September 30, 2018 and 2017 primarily reflects the increase in the outstanding balance of the loans held-for-portfolio and, during the 2017 periods, higher net loan charge-offs.  Net loan charge-offs for the third quarter of 2018 totaled $5,000 compared to net loan charge-offs of $94,000 for the same quarter in 2017.  Net loan recoveries for the nine months ended September 30, 2018 totaled $7,000 compared to net loan charge-offs of $81,000 during the nine months ended September 30, 2017.  The allowance for loan losses increased to $5.7 million at September 30, 2018 compared to $5.2 million at December 31, 2017.

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

Noninterest Income.  Noninterest income increased $672,000, or 81.4%, to $1.5 million for the three months ended September 30, 2018, as compared to $826,000 for the three months ended September 30, 2017, as reflected below (dollars in thousands):

	Three Months Ended September 30,		Amount	Percent
	2018	2017	Change	Change
Service charges and fee income	$504	$439	$65	14.8%
Earnings on cash surrender value of BOLI	149	82	67	81.7
Mortgage servicing income	22	18	4	22.2
Net gain on sale of loans	333	287	46	16.0
Other income	490	—	490	nm
Total noninterest income	$1,498	$826	$672	81.4%
 nm= not meaningful

The increase in noninterest income during the three months ended September 30, 2018 compared to the same period in 2017 was primarily due to one-time proceeds of $490,000 from the gain on the sale of Visa B Shares, included in other income, and increases in earnings from bank-owned life insurance of $67,000, or 81.7%, and in service charges and fee income of $65,000, or 14.8%.

Noninterest income increased $873,000, or 31.1%, to $3.7 million for the nine months ended September 30, 2018, as compared to $2.8 million for the nine months ended September 30, 2017, as reflected below (dollars in thousands):

	Nine Months Ended September 30,		Amount	Percent
	2018	2017	Change	Change
Service charges and fee income	$1,426	$1,442	$(16)	(1.1)%
Earnings on cash surrender value of BOLI	308	245	63	25.7
Mortgage servicing income	447	399	48	12.0
Net gain on sale of loans	1,008	720	288	40.0
Other income	490	—	490	nm
Total noninterest income	$3,679	$2,806	$873	31.1%

The increase in noninterest income during the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to the $490,000 gain on sale of Visa B Shares described above, and an increase in net gain on sale of loans of  $288,000.

Noninterest Expense.  Noninterest expense increased $934,000, or 18.9%, to $5.9 million during the three months ended September 30, 2018 as compared to $4.9 million during the three months ended September 30, 2017, as reflected below (dollars in thousands):

	Three Months Ended September 30,		Amount	Percent
	2018	2017	Change	Change
Salaries and benefits	$3,327	$2,777	$550	19.8%
Operations	1,280	1,002	278	27.7
Regulatory assessments	136	80	56	70.0
Occupancy	588	520	68	13.1
Data processing	528	448	80	17.9
Net loss on OREO and repossessed assets	11	109	(98)	(89.9)
Total noninterest expense	$5,870	$4,936	$934	18.9%

Noninterest expense increased $2.4 million, or 16.4%, to $16.7 million during the nine months ended September 30, 2018 as compared to $14.4 million during the nine months ended September 30, 2017, as reflected below (dollars in thousands):

	Nine Months Ended September 30,		Amount	Percent
	2018	2017	Change	Change
Salaries and benefits	$9,523	$8,130	$1,393	17.1%
Operations	3,718	3,052	666	21.8
Regulatory assessments	328	340	(12)	(3.5)
Occupancy	1,636	1,415	221	15.6
Data processing	1,442	1,293	149	11.5
Net loss on OREO and repossessed assets	62	123	(61)	(49.6)
Total noninterest expense	$16,709	$14,353	$2,356	16.4%

The increase in noninterest expense during the three and nine months ended September 30, 2018 compared to the same periods in 2017 were primarily due to higher salaries and benefits, operations, occupancy and data processing expenses. Salaries and benefits expense increased primarily due to an increase in the number of full-time equivalent employees as the result of the addition of our University Place branch and loan production office in Sequim in 2017.  In addition, the percent of incentive bonuses paid out quarterly increased starting in January 2018.  Operations expense increased primarily due to an increase in audit fees, professional fees and loan related expenses. Occupancy expense increased as a result of the Company recognizing lease rental payments on a straight-line basis over the life of the lease rather than based on actual lease payments. Data processing expense increased due to higher transaction volume.

The efficiency ratio for the quarter ended September 30, 2018 was 69.9%, compared to 70.4% for the quarter ended September 30, 2017 and was 69.7% for the nine months ended September 30, 2018, compared to 69.9% for the nine months ended September 30, 2017.  The improvement in the efficiency ratio on a quarterly and year-to-date comparison was primarily due to higher net interest income and noninterest income.

Income Tax Expense.   For the three and nine months ended September 30, 2018, we incurred income tax expense of $445,000 and $1.4 million as compared to $604,000 and $2.0 million for the three and nine months ended September 30, 2017, respectively.  The effective tax rates for the three and nine months ended September 30, 2018 were 19.6% and 20.4%, respectively.  The effective tax rates for the three and nine months ended September 30, 2017 were 33.1% and 33.7%, respectively.  The decrease in income tax expense for the three and nine months ended September 30, 2018 as compared to the same periods in 2017 was a result of the Tax Act, which reduced our federal corporate income tax rate from 35% to 21% beginning in January 2018.

Liquidity

The Management Discussion and Analysis in Item 7 of the Company's 2017 Form 10-K contains an overview of Sound Financial Bancorp's and the Bank's liquidity management, sources of liquidity and cash flows.  This discussion updates that disclosure for the nine months ended September 30, 2018.

The Bank's primary sources of funds are deposits, principal and interest payments on loans and borrowings.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank's primary investing activity is loan originations.  The Bank maintains liquidity levels it believes to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  At September 30, 2018, the Bank had $67.3 million in cash and investment securities available-for-sale and $695,000 in loans held-for-sale generally available for its cash needs.  Also, at September 30, 2018, the Bank had the ability to borrow an additional $146.0 million in FHLB advances based on existing collateral pledged, and could access $59.1 million through the Federal Reserve's Discount Window.  At September 30, 2018, we also had available a total of $21.0 million in credit facilities with other financial institutions, with no balance outstanding.  The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals and loan commitments.  At September 30, 2018, outstanding loan commitments, including unused lines and letters of credit totaled $99.2 million, including $51.0 million of undisbursed construction and land loans.  Certificates of deposit scheduled to mature in one year or less at September 30, 2018, totaled $111.1 million.  Based on our competitive pricing, we believe that a majority of maturing deposits will remain with the Bank.

Cash and cash equivalents increased $1.6 million to $62.3 million as of September 30, 2018, from $60.7 million as of December 31, 2017.  Net cash provided by operating activities was $9.8 million for the nine months ended September 30, 2018.  Net cash used in investing activities totaled $69.1 million during the nine months ended September 30, 2018 and was principally used to fund loan growth of $68.6 million, net of principal repayments.  The $61.0 million of cash provided by financing activities during the nine months ended September 30, 2018 was primarily the result of net increases of $25.4 million and $38.0 million in deposits and FHLB advances, respectively.

As a separate legal entity from the Bank, the Company must provide for its own liquidity.  At September 30, 2018, the Company, on an unconsolidated basis, had $102,000 in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.  The Company's principal source of liquidity is dividends and ESOP loan repayments from the Bank.

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

A summary of our off-balance sheet loan commitments at September 30, 2018, is as follows (in thousands):

September 30, 2018
Residential mortgage commitments	$7,275
Undisbursed portion of loans originated	51,047
Unused lines of credit	39,422
Irrevocable letters of credit	1,460
Total loan commitments	$99,204

Capital

Sound Community Bank is subject to minimum capital requirements imposed by regulations of the FDIC.  Capital adequacy requirements are quantitative measures established by regulation that require Sound Community Bank to maintain minimum amounts and ratios of capital.

Based on its capital levels at September 30, 2018, Sound Community Bank exceeded all regulatory capital requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC.  Based on capital levels at September 30, 2018, Sound Community Bank was considered to be well-capitalized under applicable regulatory requirements.  Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank's "well-capitalized" status.

The actual regulatory capital amounts and ratios calculated for Sound Community Bank at September 30, 2018, were as follows (dollars in thousands):

	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital to average assets	$68,213	9.76%	$27,966	4.0%	$34,958	5.0%
Common Equity Tier 1 ("CET1") risk-based capital ratio	68,213	11.82%	25,961	4.5%	37,499	6.5%
Tier 1 Capital to risk-weighted assets	68,213	11.82%	34,614	6.0%	46,152	8.0%
Total Capital to risk-weighted assets	74,206	12.86%	46,152	8.0%	57,690	10.0%

Pursuant to the capital regulations of the FDIC and the other federal banking agencies, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  For our fiscal year ending December 31, 2018, the capital conservation buffer rule requires a buffer of greater than 1.875% of risk-weighted assets, which amount will increase by 0.625% yearly until the requirement is fully phased-in on January 1, 2019, when the buffer must exceed 2.5% of risk-weighted assets.  As of September 30, 2018, the Bank's CET1 capital exceeded the required capital conservation buffer of an amount more than 1.875%.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at September 30, 2018 Sound Financial Bancorp would have exceeded all regulatory capital requirements.  The estimated regulatory capital ratios calculated for Sound Financial Bancorp as of September 30, 2018 were 9.87% for Tier 1 leverage-based capital, 11.96% for both Common Equity Tier 1 risk-based capital, Tier 1 Capital to risk-based assets and 13.00% for total risk-based capital.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company provided information about market risk in Item 7A of its 2017 Form 10-K.  There have been no material changes in our market risk since our 2017 Form 10-K.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act")), as of September 30, 2018, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the three months ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1	Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A	Risk Factors

Not required; the Company is a smaller reporting company.

Item 2	Unregistered Sales of Equity Securities and use of Proceeds

a)	Not applicable

(b)	Not applicable

(c)	The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended September 30, 2018:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2018 - July 31, 2018	—	—	—	—
August 1, 2018 - August 31, 2018	—	—	—	—
September 1, 2018 - September 30, 2018	600	$40.03	—	—
Total	600	$40.03	—	—

(1) Reflects shares of previously owned Company common stock surrendered to the Company by the option holder as payment of the exercise price of their incentive stock options.

The Company may repurchase shares of its common stock from time-to-time in open market transactions.  The timing, volume and price of purchases are made at our discretion, and are contingent upon our overall financial condition, as well as general market conditions.  As of September 30, 2018, the Company did not have any publicly announced stock repurchase programs.

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
10.14
Change of Control Agreement dated June 22, 2016, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Christina Gehrke (incorporated herein by reference to the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No.001-35633))

10.15
Separation Agreement and Release of All Claims entered into between Matthew P. Deines and Sound Community Bank (incorporated herein by reference to the Current Report on Form 8-K/A filed with the SEC on April 12, 2018 (File No. 001-35633))

10.16
Change of Control Agreement dated October 25, 2018, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Daphne Kelley (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on October 26, 2018 (File No. (001-35633))

10.17
Change of Control Agreement dated October 25, 2018, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Heidi Sexton (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on October 26, 2018 (File No. (001-35633))

10.18	Credit Union of the Pacific Incentive Compensation Achievement Plan
11	Statement re computation of per share earnings (See Note 9 of the Notes to Condensed Consolidated Financial Statements contained in Item 1, Part I of this Current Report on Form 10-Q.)
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification
101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: November 9, 2018	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President/Chief Executive Officer
(Principal Executive Officer)

Sound Financial Bancorp, Inc.

Date: November 9, 2018	By:	/s/ Daphne D. Kelley
Daphne D. Kelley
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)