Form 10-K
period 2018-12-31
Sound Financial Bancorp, Inc.
filed 2019-03-14
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $82.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of March 12, 2019, there were 2,547,236 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K – Portions of the Registrant's Proxy Statement for its 2019 Annual Meeting of Shareholders.

Table of Contents

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

•	inability of key third-party providers to perform their obligations to us;

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

•
legislative or regulatory changes such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and its implementing regulations that adversely affect our business, as well as changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including changes related to Basel III;

•
monetary and fiscal policies of the Board of Governors of the Federal Reserve System ("Federal Reserve") and the U.S. Government and other governmental initiatives affecting the financial services industry;

•	our ability to retain or attract key employees or members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

•	our ability to implement our business strategies;

•	difficulties in reducing risks associated with the loans on our balance sheet;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

•	our ability to pay dividends on our common stock;

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

•	our ability to pay dividends on our common stock;

•	the possibility of other-than-temporary impairments of securities held in our securities portfolio;

•	adverse changes in the securities markets; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described from time to time in this Form 10-K and our other filings with the U.S. Securities and Exchange Commission (the "SEC").

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
Sound Financial Bancorp, a Maryland corporation, is a bank holding company for its wholly owned subsidiary, Sound Community Bank. Substantially all of Sound Financial Bancorp's business is conducted through Sound Community Bank, a Washington state-chartered commercial bank. As a Washington commercial bank, the Bank's regulators are the Washington State Department of Financial Institutions ("WDFI") and the Federal Deposit Insurance Corporation ("FDIC"). The Federal Reserve is the primary federal regulator for Sound Financial Bancorp. We also sell insurance products and services for consumer clients through Sound Community Insurance Agency, Inc., a wholly owned subsidiary of the Bank.
Sound Community Bank's deposits are insured up to applicable limits by the FDIC.  At December 31, 2018, Sound Financial Bancorp had total consolidated assets of $716.7 million, loans held for portfolio of $619.5 million, deposits of $553.6 million and stockholders' equity of $71.6 million.  The shares of Sound Financial Bancorp are traded on The NASDAQ Capital Market under the symbol "SFBC."  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121 and our telephone number is 206-448-0884.
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

Market Area
We serve the Seattle Metropolitan Statistical Area ("MSA"), which includes King County (which includes the city of Seattle), Pierce County and Snohomish County within the Puget Sound region, and also serve Clallam and Jefferson Counties, on the North Olympic Peninsula of Washington.  We serve these markets through our headquarters in Seattle, eight branch offices, five of which are located in the Seattle MSA, two that are located in Clallam County and one that is located in Jefferson County. We also have two loan production offices, one located in the Madison Park neighborhood of Seattle and one located in Sequim.  Based on the most recent branch deposit data provided by the FDIC, our share of deposits was approximately 0.14% in King

County, approximately 0.41% in Pierce County and in Snohomish County approximately 0.33%.  In Clallam County and Jefferson County, we have approximately 16.5% and 6.8%, respectively, of the deposits in those markets.  See "– Competition."
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
Economic conditions in our markets continue to improve over the last year.  Recent trends in housing prices and unemployment rates in our market areas reflect continuing improvement. For the month of December 2018, the preliminary Seattle metropolitan statistical area (MSA) reported an unemployment rate of 3.3%, as compared to the national average of 3.9%, according to the latest available information from the Bureau of Labor Statistics.  Home prices in our markets also improved over the past year.  Based on information from Case-Shiller, the average home price in the Seattle MSA increased 4.8% in 2018. This compares favorably to the national average home price index increase in 2018 of 4.5%.
King County has the largest population of any county in the state of Washington, covers approximately 2,100 square miles, and is located on Puget Sound. It has approximately 2.2 million residents and a median household income of approximately $82,000. King County has a diversified economic base with many employers from various industries including shipping and transportation, retail, aerospace, and computer technology and biotech industries. Based on information from the Northwest Multiple Listing Service ("MLS"), the median home sales price in King County in December 2018 was $597,000, a 2.1% increase from December 2017's median home sales price of $585,000.
Pierce County covers approximately 1,700 square miles and is located along the southwestern Puget Sound and borders southern King County. It has approximately 861,000 residents and a median household income of approximately $61,000. The Pierce County economy is diversified with the presence of military related government employment, transportation and shipping employment, and aerospace related employment. Based on information from the MLS, the median home sales price in Pierce County in December 2018 was $340,000, a 7.9% increase from December 2017's median home sales price of $315,000.
Snohomish County covers approximately 2,100 square miles and is located on Puget Sound touching the northern border of King County. It has approximately 789,000 residents and a median household income of approximately $76,000. The economy of Snohomish County is diversified with the presence of military related government employment, aerospace related employment, and retail trade. Based on information from the MLS, the median home sales price in Snohomish County as of December 2018 was $455,000, a 7.0% increase from December 2017's median home sales price of $425,000.
Clallam County, with a population of approximately 75,000, is bordered by the Pacific Ocean and the Strait of Juan de Fuca and covers 1,700 square miles, including the westernmost portion of the continental United States. It has a median household income of approximately $47,000. The economy of Clallam County is primarily manufacturing and shipping. The Sequim Dungeness Valley continues to be a growing retirement location. Our offices are in Port Angeles and Sequim, the two largest cities in the county. Based on information from the MLS, the median home sales price in Clallam County in December 2018 was $270,000, an 8.3% decrease from December 2017's median home sales price of $295,000.
Jefferson County, with a population of approximately 31,000, is bordered by Clallam County and the Pacific Ocean to the west and Hood Canal on the east and covers 1,800 square miles. The economy of Jefferson County is primarily based on tourism, agriculture, lumber, fish processing and ship repair and maintenance. It has a median household income of approximately $49,000. Based on information from the MLS, the average home sales price in Jefferson County as of December 2018 was $335,000, a 7.5% decrease from December 2017's median home sales price of $362,000.
According to the latest available information from the Bureau of Labor Statistics, King and Snohomish Counties reported an unemployment rate of 3.3% and 3.6%, respectively, as of December 2018, as compared to the state and national unemployment rates of 4.3% and 3.9%, respectively. The unemployment rates for Clallam, Pierce and Jefferson Counties were above the state and national rates as of December 2018. The unemployment rate in Clallam County decreased to 6.9% as of December 2018 from 7.0% as of December 2017, while the unemployment rate in Pierce County decreased to 5.3% as of December 2018 from 5.4% as of December 2017. The unemployment rate in Jefferson County decreased to 5.9% as of December 2018 from 6.2% as of December 2017.

Lending Activities
The following table presents information concerning the composition of our loan portfolio, excluding loans held-for-sale, by the type of loan for the dates indicated (dollars in thousands):

	December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
One- to four-family	$169,830	27.3%	$157,417	28.5%	$152,386	30.3%	$141,125	30.5%	$133,031	30.9%
Home equity	27,655	4.4%	28,379	5.2	27,771	5.5	31,573	6.9	34,675	8.0
Commercial and multifamily	252,644	40.6%	211,269	38.4	181,004	36.1	175,312	38.0	168,952	39.1
Construction and land	65,259	10.6%	61,482	11.2	70,915	14.1	57,043	12.4	46,279	10.7
Total real estate loans	515,388	82.9%	458,547	83.3	432,076	86.0	405,053	87.8	382,937	88.7
Consumer loans:
Manufactured homes	20,145	3.2%	17,111	3.1	15,494	3.1	13,798	3.0	12,539	2.9
Floating homes	40,806	6.6%	29,120	5.3	23,996	4.8	18,226	4.0	11,680	2.7
Other consumer	6,628	1.1%	4,902	0.9	3,932	0.8	4,804	1.0	5,195	1.2
Total consumer loans	67,579	10.9%	51,133	9.3	43,422	8.7	36,828	8.0	29,414	6.8
Commercial business loans	38,804	6.2%	40,829	7.4	26,331	5.3	19,295	4.2	19,525	4.5
Total loans	621,771	100.00%	550,509	100.0%	501,829	100.0%	461,176	100.0%	431,876	100.0%
Less:
Deferred fees and discounts	(2,228)		(1,914)		(1,828)		(1,707)		(1,516)
Allowance for loan losses	(5,774)		(5,241)		(4,822)		(4,636)		(4,387)
Total loans, net	$613,769		$543,354		$495,179		$454,833		$425,973

The following table shows the composition of our loan portfolio in dollar amounts and in percentages by fixed and adjustable rate loans for the dates indicated (dollars in thousands):

	December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed-rate loans:
Real estate loans:
One-to-four family	$94,237	15.2%	$117,590	21.3%	$142,537	28.4%	$129,762	28.1%	$118,083	27.3%
Home equity	11,052	1.8	11,373	2.1	9,102	1.8	11,042	2.4	12,003	2.8
Commercial and multifamily	102,907	16.5	89,094	16.2	77,285	15.4	92,205	20.0	103,303	23.9
Construction and land	51,259	8.2	57,247	10.4	69,398	13.9	51,572	11.2	39,147	9.1
Total real estate loans	259,455	41.7	275,304	50.0	298,322	59.5	284,581	61.7	272,536	63.1
Manufactured homes	20,145	3.2	17,111	3.1	15,494	3.1	13,798	3.0	12,539	2.9
Floating homes	40,806	6.6	29,120	5.3	23,996	4.8	18,226	4.0	11,680	2.7
Other consumer	6,090	1.0	4,316	0.8	3,297	0.6	4,082	0.9	4,447	1.0
Commercial business	9,705	1.6	16,889	3.1	12,581	2.5	9,392	2.0	11,024	2.6
Total fixed-rate loans	336,201	54.1	342,740	62.3	353,690	70.5	330,079	71.6	312,226	72.3
Adjustable- rate loans:
Real estate loans:
One-to-four family	75,593	12.2	39,827	7.2	9,849	2.0	11,363	2.5	14,948	3.5
Home equity	16,603	2.7	17,007	3.1	18,669	3.7	20,531	4.4	22,672	5.3
Commercial and multifamily	149,737	24.0	122,175	22.2	103,719	20.7	83,107	18.0	65,649	15.2
Construction and land	14,000	2.3	4,235	0.8	1,517	0.3	5,471	1.2	7,132	1.6
Total real estate loans	255,933	41.2	183,244	33.3	133,754	26.7	120,472	26.1	110,401	25.6
Other consumer	538	0.1	585	0.1	635	0.1	722	0.2	746	0.2
Commercial business	29,099	4.6	23,940	4.3	13,750	2.7	9,903	2.1	8,501	2.0
Total adjustable-rate loans	285,570	45.9	207,769	37.7	148,139	29.5	131,097	28.4	119,648	27.7
Total loans	621,771	100.0%	550,509	100.0%	501,829	100.0%	461,176	100.0%	431,874	100.0%
Less:
Deferred fees and discounts	(2,228)		(1,914)		(1,828)		(1,707)		(1,516)
Allowance for loan losses	(5,774)		(5,241)		(4,822)		(4,636)		(4,387)
Total loans, net	$613,769		$543,354		$495,179		$454,833		$425,971

The following table illustrates the contractual maturity of our construction and land and commercial business loans at December 31, 2018 (dollars in thousands). Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The total amount of loans due after December 31, 2019, which have predetermined interest rates, is $24.6 million, while the total amount of loans due after such date, which have floating or adjustable interest rates, is $13.0 million. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Construction and Land		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2019 (1)	$45,844	5.80%	$20,641	5.96%	$66,485	5.85%
2020 to 2023	16,497	6.85	10,334	5.54	26,831	6.34
2024 and thereafter	2,918	6.44	7,829	5.69	10,747	5.89
Total (2)	$65,259	6.10%	$38,804	5.79%	$104,063	5.98%

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

(2)	Excludes deferred fees of $538,000.

Lending Authority . Our President and Chief Executive Officer ("CEO") may approve unsecured loans up to $1.0 million and all types of secured loans up to 30% of our legal lending limit, or approximately $4.6 million as of December 31, 2018. Our Executive Vice President and Chief Credit Officer ("CCO") may approve unsecured loans up to $400,000 and secured loans up to 15% of our legal lending limit, or approximately $2.3 million as of December 31, 2018. Any loans over the CEO's lending authority or loans significantly outside our general underwriting guidelines must be approved by the Loan Committee consisting of four independent directors, the CEO and the CCO. Lending authority is also granted to certain other lending staff at lower amounts. The Business Banking Team Leader has lending authority of up to 7.5% of our legal lending limit for real estate and other secured loans, and $50,000 for unsecured loans. The Residential Lending Team Leader has lending authority up to 7.5% of our legal lending limit for real estate and other secured loans, and $5,000 for unsecured loans.
Largest Borrowing Relationships . At December 31, 2018, the maximum amount under federal law that we could lend to any one borrower and the borrower's related entities was approximately $15.5 million. Our five largest relationships totaled $54.4 million in the aggregate, or 8.8% of our $621.8 million total loan portfolio, at December 31, 2018.  At December 31, 2018, the largest lending relationship totaled $12.2 million consisting of three loans to businesses with common ownership and separately two loans to an individual, all collateralized by multifamily real estate. The second largest relationship consisted of five loans to businesses with common ownership, were collateralized by multifamily real estate and totaled $11.7 million. The third, fourth and fifth largest relationships consisted of a $10.5 million commercial business line of credit loan participation to a third party loan originator secured by an assignment of promissory notes from their borrowers for residential mortgage loans, a $10.0 million business line of credit loan participation to a third party loan originator secured by an assignment of promissory notes from their borrowers for construction projects, and two business line of credit loan participations totaling $10.0 million to third party loan originators with common ownership, collateralized by an assignment of promissory notes from their borrowers for construction projects. Undistributed construction loan commitments on these lines of credit were $6.4 million, $4.4 million and $2.6 million, respectively. At December 31, 2018, we had five other lending relationships that exceeded $6.3 million. All of the foregoing loans were performing in accordance with their repayment terms as of December 31, 2018.
One- to-Four Family Real Estate Lending. One of our primary lending activities is the origination of loans secured by first mortgages on one- to four-family residences, substantially all of which are secured by property located in our geographic lending area. We originate both fixed-rate and adjustable-rate loans. During 2018, our fixed rate, one-to-four family loan originations decreased $5.7 million, or 7.8% to $67.8 million compared to $73.6 million in 2017. In 2018, the Bank identified continued demand in the marketplace for one-to-four family, residential adjustable rate mortgage loans ("ARM"), especially jumbo loans (loans above $453,100, the conforming Fannie Mae limit in our market area).  As a result, our adjustable rate one-to-four family, residential loan originations increased $8.6 million, or 23.8% to $44.7 million compared to $36.1 million in 2017. In 2018, the average loan amount was $639,000 for adjustable rate, one-to-four family mortgages.
Most of our loans are underwritten using generally-accepted secondary market underwriting guidelines.  A portion of the one- to four-family loans we originate are retained in our portfolio and the remaining loans are sold into the secondary market to Fannie Mae or other private investors.  Loans that are sold into the secondary market to Fannie Mae are sold with the servicing retained to maintain the client relationship and to generate noninterest income. We also originate a small portion of government guaranteed and jumbo loans for sale servicing released to certain correspondent purchasers. The sale of mortgage loans provides a source of non-interest income through the gain on sale, reduces our interest rate risk, provides a stream of servicing income, enhances liquidity and enables us to originate more loans at our current capital level than if we held the loans in our loan portfolio. Our pricing strategy for mortgage loans includes establishing interest rates that are competitive with other financial institutions and consistent with our internal asset and liability management objectives. At December 31, 2018, one-to-four family residential mortgage loans (excluding loans held-for-sale) totaled $169.8 million, or 27.3%, of our gross loan portfolio, of which $94.2 million were fixed-rate loans and $75.6 million were ARM loans, compared to $157.4 million (excluding loans held-for-sale), or 28.5 % of our gross loan portfolio as of December 31, 2017, of which $117.6 million were fixed-rate loans and $39.8 million were ARM loans.
Substantially all of the one- to four-family residential mortgage loans we retain in our portfolio consist of loans that do not satisfy acreage limits, income, credit, conforming loan limits (i.e., jumbo mortgages) or various other requirements imposed by Fannie Mae or private investors. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Fannie Mae credit requirements because of personal and financial reasons (i.e., bankruptcy, length of time employed, etc.), and other aspects, which do not conform to Fannie Mae's guidelines. Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy the needs of borrowers in our market area. As a result, subject to market conditions, we intend to continue to originate these types of loans. We also retain jumbo loans which exceed the conforming loan limits and therefore, are not eligible to be purchased by Fannie Mae. At December 31, 2018, $79.8 million or 47.0 % of our one-to-four family loan portfolio consisted of jumbo loans.

We generally underwrite our one- to four-family loans based on the applicant's employment and credit history and the appraised value of the subject property. We generally lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family first mortgage loans and non-owner occupied first mortgage loans. For first mortgage loans with a loan-to-value ratio in excess of 80%, we may require private mortgage insurance or other credit enhancement to help mitigate the risk. Properties securing our one- to four-family loans are typically appraised by independent fee appraisers who are selected in accordance with criteria approved by the Loan Committee. For loans that are less than $250,000, we may use an automated valuation model, in lieu of an appraisal. We require title insurance policies on all first mortgage real estate loans originated. Homeowners, liability, fire and, if required, flood insurance policies are also required for one-to-four family loans. Our real estate loans generally contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. The average balance of our one- to four-family residential loans was approximately $317,000 at December 31, 2018.
Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years.  All of these loans are fully amortizing, with payments due monthly. Our portfolio of fixed-rate loans also includes $7.5 million of loans with an initial seven year term and a 30-year amortization period with a borrower refinancing option at a fixed rate at the end of the initial term as long as the loan has met certain performance criteria. In addition, we had $22.9 million one- to four- family loans with a five-year call option at December 31, 2018. Prior to 2012, we originated for portfolio five and seven year balloon reset loans (which are loans that are originated with a fixed interest rate for the initial five or seven years, and thereafter incur one interest rate change based on current market interest rates in which the new rate remains in effect for the remainder of the loan term) based on a 30-year amortization period.
ARM loans are offered with annual adjustments and life-time rate caps that vary based on the product, generally with a maximum annual rate change of 2.0% and a maximum overall rate change of 6.0%. We generally use the rate on one-year LIBOR to re-price our ARM loans, however, $6.1 million of our ARM loans are to employees and directors that re-price annually based on a margin of 1%-1.5% over our average 12 month cost of funds. As a consequence of using caps, the interest rates on ARM loans may not be as rate sensitive as our cost of funds. Furthermore, because loan indexes may not respond perfectly to changes in market interest rates, upward adjustments on loans may occur more slowly than increases in our cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates. Because of these characteristics, future yields on ARM loans may not be sufficient to offset increases in our cost of funds.
We continue to offer our fully amortizing ARM loans with a fixed interest rate for the first one, three, five or seven years, followed by a periodic adjustable interest rate for the remaining term. Given the recent increase in market rates over the past year, the origination of ARM loans has increased significantly as borrowers are beginning to favor ARM loans over fixed-rate mortgages. Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically re-price, as interest rates increase the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by our maximum periodic and lifetime rate adjustments. Moreover, the interest rates on most of our adjustable-rate loans do not adjust within the next year and may not adjust for up to ten years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates.
At December 31, 2018, $50.2 million, or 29.6% of our one-to-four family residential portfolio consisted of non-owner occupied loans, compared to $42.4 million or 26.9% of our one-to-four family residential portfolio at December 31, 2017. Loans secured by rental properties represent potentially higher risk and, as a result, we adhere to more stringent underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties may depend primarily on the tenants’ continuing ability to pay rent to the property owner, the character of the borrower or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, successful operation and management of non-owner occupied properties, including property maintenance standards, may affect repayment. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We may request that borrowers and loan guarantors, if any, provide annual financial statements, a budget factoring in a rental income cash flow analysis of the borrower as well as the net operating income of the property, information concerning the borrower’s expertise, credit history and profitability, and the value of the underlying property. These loans are generally secured by a first mortgage on the underlying collateral property along with an assignment of rents and leases. If the borrower has multiple rental property loans with us, the loans are typically not cross collateralized.

In 2016, in order to enable individuals to secure the purchase of a new residence before selling their existing residence, we commenced a loan program designed to allow borrowers to access the equity in their current residence to apply towards the purchase of a new residence. The loan or loans to purchase the new residence are generally originated in an amount in excess of $1.0 million and secured by the borrowers existing and/or new residences, with a maximum combined LTV of up to 80%. These loans provide for repayment upon the earlier of the sale of the current residence or the loan maturity date, which is typically up to 12 months. Upon the sale of the borrower's current residence, we may refinance the new residence using our traditional jumbo mortgage loan underwriting guidelines. During 2018, we originated $4.9 million of loans under this program compared to $15.6 million in 2017. At December 31, 2018, we had $10.2 million of these interest only residential loans in our one- to four-family residential mortgage loan portfolio.
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
Home Equity Lending. We originate home equity loans that consist of fixed-rate fully amortizing loans and variable-rate lines of credit. We typically originate home equity loans in amounts of up to 90% of the value of the collateral, minus any senior liens on the property; however, prior to 2010 we originated home equity loans in amounts of up to 100% of the value of the collateral, minus any senior liens on the property. Home equity lines of credit are typically originated for up to $250,000 with an adjustable rate of interest, based on the one-year Treasury Bill rate or the Wall Street Journal Prime rate, plus a margin. Home equity lines of credit generally have a three, five or 12 year draw period, during which time the funds may be paid down and redrawn up to the committed amount. Once the draw period has lapsed, the payment is amortized over either a 12, 19 or 21 year period based on the loan balance at that time. We charge a $50 annual fee on each home equity line of credit and require monthly interest-only payments on the entire amount drawn during the draw period. At December 31, 2018, home equity loans totaled $27.7 million, or 4.4% of our total loan portfolio compared to $28.4 million, or 5.2% of our total loan portfolio at December 31, 2017. Adjustable-rate home equity lines of credit at December 31, 2018 totaled $16.6 million, or 2.7 % of our total loan portfolio, compared to $17.0 million, or 3.1 % of our total loan portfolio as of December 31, 2017. At December 31, 2018, unfunded commitments on home equity lines of credit totaled $12.5 million.
Our fixed-rate home equity loans generally have terms of up to 15 years and are fully amortizing. At December 31, 2018, fixed-rate home equity loans totaled $11.1 million, or 1.8% of our gross loan portfolio, compared to $11.4 million, or 2.1% of our total loan portfolio as of December 31, 2017.
Commercial and Multifamily Real Estate Lending. We offer a variety of commercial and multifamily real estate loans. Most of these loans are secured by owner-occupied and non-owner-occupied commercial income producing properties, multifamily apartment buildings, warehouses, office buildings, gas station/convenience stores and mobile home parks located in our market area. At December 31, 2018, commercial and multifamily real estate loans totaled $252.6 million, or 40.6% of our total loan portfolio, compared to $211.3 million, or 38.4 % of our total loan portfolio as of December 31, 2017.
Loans secured by commercial and multifamily real estate are generally originated with a variable interest rate, fixed for an initial three to ten-year term and a 20- to 25-year amortization period. At the end of the initial term, the balance is due in full or the loan re-prices based on an independent index plus a margin over the applicable index of 1% to 4% for another five years. Loan-to-value ratios on our commercial and multifamily real estate loans typically do not exceed 80% of the lower of cost or appraised value of the property securing the loan at origination.
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

Historically, loans secured by commercial and multifamily properties generally involve different credit risks than one- to four-family properties. These loans typically involve larger balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial and multifamily properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. Repayments of loans secured by non owner occupied properties depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired. Commercial and multifamily real estate loans also expose a lender to greater credit risk than loans secured by one-to-four family because the collateral securing these loans typically cannot be sold as easily as one-to-four family. In addition, most of our commercial and multifamily real estate loans are not fully amortizing and include balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. The largest single commercial and multifamily real estate loan at December 31, 2018, totaled $7.3 million and is collateralized by an office building. At December 31, 2018, this loan was performing in accordance with its repayment terms.
The following table provides information on commercial and multifamily real estate loans by type at December 31, 2018 and 2017 (dollars in thousands):

	2018		2017
	Amount	Percent	Amount	Percent
Multifamily residential	$86,307	34.1%	$62,879	29.8%
Owner-occupied commercial real estate retail	9,031	3.6	7,273	3.4
Owner-occupied commercial real estate office buildings	20,262	8.0	21,189	10.0
Owner-occupied commercial real estate other (1)	19,851	7.9	20,972	9.9
Non Owner-occupied commercial real estate retail	9,057	3.6	10,248	4.9
Non Owner-occupied commercial real estate office buildings	14,202	5.6	11,732	5.5
Non owner occupied commercial real estate other (1)	64,590	25.6	40,908	19.4
Warehouses	12,818	5.1	17,678	8.4
Gas station/Convenience store	8,835	3.5	9,469	4.5
Mobile Home Parks	7,691	3.0	8,921	4.2
Total	$252,644	100.0%	$211,269	100.0%

(1)	Other commercial real estate loans includes schools, churches, storage facilities, restaurants, etc.
Construction and Land Lending. We originate construction loans secured by single-family residences and commercial and multifamily real estate. We also originate land acquisition and development loans, which are secured by raw land or developed lots on which the borrower intends to build a residence. At December 31, 2018, our construction and land loans totaled $65.3 million, or 10.6% of our total loan portfolio, compared to $61.5 million, or 11.2 % of our total loan portfolio at December 31, 2017. At December 31, 2018, unfunded construction loan commitments totaled $60.6 million.

Construction loans to individuals and contractors for the construction of personal residences, including speculative residential construction, totaled $23.5 million, or 36.1%, of our construction and land portfolio at December 31, 2018. In addition to custom home construction loans to individuals, we originate loans that are termed "speculative" which are those loans where the builder does not have, at the time of loan origination, a signed contract with a buyer for the home or lot who has a commitment for permanent financing with either us or another lender. At December 31, 2018, construction loans to contractors for homes that were considered speculative totaled $13.2 million, or 20.3%, of our construction and land portfolio. The composition of, and location of underlying collateral securing, our construction and land loan portfolio, excluding loan commitments, at December 31, 2018 was as follows (in thousands):

	Puget Sound	Olympic Peninsula	Other	Total
Commercial and multifamily construction	$25,250	$—	$5,183	$30,433
Speculative residential construction	13,154	94	—	13,248
Land acquisition and development and lot loans	6,500	3,250	1,548	11,298
Residential lot loans	449	—	—	449
Residential construction	9,110	709	12	9,831
Total	$54,463	$4,053	$6,743	$65,259
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
At December 31, 2018, our largest residential construction loan commitment was for $4.2 million, $3.8 million of which had been disbursed. This loan was performing according to its repayment terms at December 31, 2018. The average outstanding residential construction loan balance was approximately $445,000 at December 31, 2018. Before making a commitment to fund a construction loan, we require an appraisal of the subject property by an independent approved appraiser. During the construction phase, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Loan proceeds are disbursed after inspection based on the percentage of completion method. We also require general liability, builder's risk hazard insurance, title insurance, and flood insurance, for properties located in or to be built in a designated flood hazard area, on all construction loans.
We also originate developed lot and raw land loans to individuals intending to construct a residence in the future on the property. We will generally originate these loans in an amount up to 75% of the lower of the purchase price or appraisal. These lot and land loans are secured by a first lien on the property and have a fixed rate of interest with a maximum amortization of 20 years.
We make land acquisition and development loans to experienced builders or residential lot developers in our market area. The maximum loan-to-value limit applicable to these loans is generally 75% of the appraised market value upon completion of the project. We may not require cash equity from the borrower if there is sufficient equity in the land being used as collateral. Development plans are required prior to making the loan. Our loan officers visit the proposed site of the development and the sites of competing developments. We require that developers maintain adequate insurance coverage. Land acquisition and development loans generally are originated with a loan term up to 24 months, have adjustable rates of interest based on the Wall Street Journal Prime Rate or the three or five- year rate charged by the Federal Home Loan Bank of Des Moines ("FHLB") and require interest only payment during the term of the loan. Land acquisition and development loan proceeds are disbursed periodically in increments as construction progresses and as an inspection by our approved inspector warrants. We also require these loans to be paid on an accelerated basis as the lots are sold, so that we are repaid before all the lots are sold. At December 31, 2018, land acquisition and development and lot loans totaled $11.3 million, or 17.3% of our construction and land portfolio all of which were lot loans.
We also offer commercial and multifamily construction loans. These loans are underwritten as interest only with financing typically up to 24 months under terms similar to our residential construction loans. Commercial and multifamily construction loans are made up to the lesser of a maximum loan-to-value ratio of 100% of cost or 80% of appraised value at completion. Most of our commercial and multifamily construction loans provide for disbursement of loan funds during the construction period and conversion to a permanent loan when the construction is complete, and either tenant lease-up provisions or prescribed debt service coverage ratios are met. At December 31, 2018, commercial and multifamily construction loans totaled

$30.4 million, or 46.6% of our construction and land portfolio, compared to $19.5 million, or 31.8% of our construction and land portfolio at December 31, 2017. The three largest commercial and multifamily construction loans at December 31, 2018 included a $6.5 million loan secured by a multifamily residential building, a $5.3 million loan secured by a multifamily residential and mixed use project and a $4.4 million loans secured by a multifamily residential and retail building, all located in Washington.
Our construction and land development loans are based upon estimates of costs in relation to values associated with the completed project. Construction/land lending involves additional risks when compared with permanent residential lending because funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in the demand, such as for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of our builders have more than one loan outstanding with us and also have residential mortgage loans for rental properties with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.
In addition, during the term of most of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction may be difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of resolving problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. Land loans also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can also be significantly impacted by supply and demand conditions. A downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure.

Commercial Business Lending. At December 31, 2018, commercial business loans totaled $38.8 million, or 6.2% of our total loan portfolio, compared to $40.8 million, or 7.4% of our total loan portfolio at December 31, 2017. Substantially all of our commercial business loans have been to borrowers in our market area. Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance commercial vehicles and equipment and loans secured by accounts receivable and/or inventory. Approximately $1.1 million of our commercial business loans at December 31, 2018 were unsecured. Our commercial business lending policy includes an analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis. We generally require personal guarantees on both our secured and unsecured commercial business loans. Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage and commercial real estate loans.
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
Consumer Lending. We offer a variety of secured and unsecured consumer loans, including new and used manufactured homes, floating homes, automobiles, boats and recreational vehicle loans, and loans secured by deposit accounts. We also offer unsecured consumer loans. We originate our consumer loans primarily in our market area. All of our consumer loans are originated on a direct basis. At December 31, 2018, our consumer loans totaled $67.6 million, or 10.9% of our total loan portfolio, compared to $51.1 million, or 9.3 % of our total loan portfolio at December 31, 2017.
We typically originate new and used manufactured home loans to borrowers who intend to use the home as a primary residence. The yields on these loans are higher than that on our other residential lending products and the portfolio has performed reasonably well with an acceptable level of risk and loss in exchange for the higher yield. Our weighted-average yield on manufactured home loans at December 31, 2018 was 8.13%, compared to 4.69 % for one-to-four family mortgages, excluding loans held-for-sale. At December 31, 2018, these loans totaled $20.1 million, or 29.8 % of our consumer loans and 3.2 % of our total loan portfolio. For used manufactured homes, loans are generally made up to 90% of the lesser of the appraised value or purchase price up to $200,000, and with terms typically up to 20 years. On new manufactured homes, loans are generally made up to 90% of the lesser of the appraised value or purchase price up to $200,000, and with terms typically up to 20 years. We generally charge a 1% fee at origination. We underwrite these loans based on our review of creditworthiness of the borrower, including credit scores, and the value of the collateral, for which we hold a security interest under Washington law.
Manufactured home loans are higher risk than loans secured by residential real property, though this risk is reduced if the owner also owns the land on which the home is located. A small portion of our manufactured home loans involve properties on which we also have financed the land for the owner. The primary risk in manufactured home loans is the difficulty in obtaining adequate value for the collateral due to the cost and limited ability to move the collateral. These loans tend to be made to retired individuals and first-time homebuyers. First-time homebuyers of manufactured homes tend to be a higher credit risk than first-time homebuyers of single-family residences, due to more limited financial resources. As a result, these loans may have a higher probability of default and higher delinquency rates than single-family residential loans and other types of consumer loans. We take into account this additional risk as a component of our allowance for loan losses. We attempt to work out delinquent loans with the borrower and, if that is not successful, any past due manufactured homes are repossessed and sold. At December 31, 2018, there were eight nonperforming manufactured home loans totaling $214,000.
We originate floating home, houseboat and house barge loans typically located on cooperative or condominium moorages. Terms vary from five to 20 years and have a fixed rate of interest. We lend up to 90% of the lesser of the appraised value or purchase price. The primary risk in floating home loans is the unique nature of the collateral and the challenges of relocating such collateral to a location other than where such housing is permitted. The process for securing the deed and/or the condominium or cooperative dock is also unique compared to other types of lending we participate in. As a result, these loans may have higher collateral recovery costs than for one- to four-family mortgage loans and other types of consumer loans. We take into account these additional risks as a part of our underwriting criteria. At December 31, 2018, floating home loans totaled $40.8 million, or 60.4 % of our consumer loan portfolio and 6.6% of our total loan portfolio.
The balance of our consumer loans include loans secured by new and used automobiles, new and used boats, motorcycles and recreational vehicles, loans secured by deposits and unsecured consumer loans, all of which, at December 31, 2018, totaled $6.6 million, or 9.8 % of our consumer loan portfolio and 1.1 % of our total loan portfolio. Our automobile loan portfolio totaled $684,000 at December 31, 2018, or 1.0 % of our consumer loan portfolio and 0.1 % of our total loan portfolio. Automobile loans may be written for a term up to 72 months and have fixed rates of interest. Loan-to-value ratios are up to 100% of the lesser of the purchase price or the National Automobile Dealers Association value for used automobiles, including tax, licenses, title and mechanical breakdown and gap insurance.
Loans secured by boats, motorcycles and recreational vehicles typically have terms from five to 20 years depending on the collateral and loan-to-value ratios up to 90%. These loans may be made with fixed or adjustable interest rates. Our unsecured consumer loans have either a fixed rate of interest generally for a maximum term of 48 months, or are revolving lines of credit of generally up to $25,000. At December 31, 2018, unsecured consumer loans totaled $1.0 million and unfunded commitments on our unsecured consumer lines of credit totaled $1.1 million. At that date, the average outstanding balance on these lines was less than $1,000.

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
Loan Originations, Purchases, Sales, Repayments and Servicing
We originate both fixed-rate and adjustable-rate loans. Our ability to originate loans, however, is dependent upon client demand for loans in our market area. Over the past several years, we have continued to originate residential and consumer loans, and increased our emphasis on commercial and multifamily real estate, construction and land, and commercial business lending. Demand is affected by competition and the interest rate environment. During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the prevailing low interest rate environment in the United States. In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. If a proposed loan exceeds our internal lending limits, we may originate the loan on a participation basis with another financial institution. From time to time, we also participate with other financial institutions on loans they originate. We did not sell commercial loan participations to other financial institutions in 2018. In 2017 and 2016, we sold commercial loan participations in the amount of $3.1 million and $3.0 million, respectively. We underwrite loan purchases and participations to the same standards as an internally-originated loan. We had no purchases of commercial business loan participations from other financial institutions in 2018. We purchased two commercial business loan participations from other financial institutions totaling $15.5 million in 2017 and $2.7 million in 2016.
We do not engage in originating negative amortization or option adjustable rate loans and have no established program to originate or purchase these loans. We do offer interest-only one- to four-family loans to well-qualified borrowers and at December 31, 2018, we held $10.2 million of such loans in our loan portfolio, representing 1.6 % of our total loan portfolio. Subprime loans are defined by the FDIC as loans that at the time of loan origination had a FICO credit score of 660 or lower. Of the $112.5 million in one- to four- family loans originated in 2018, only $8.9 million, or 7.9%, were to borrowers with a credit score under 660. Additionally, of the $7.3 million in manufactured home loans originated in 2018, $813,000, or 11.1% were to borrowers with a credit score under 660. As of December 31, 2018 and 2017, the total amount of loans held in our loan portfolio to borrowers with a FICO score of 660 or lower were $27.5 million and $29.9 million, respectively. In exchange for the additional lender risk associated with these loans, these borrowers may be required to pay a higher interest rate, and depending on the severity of the credit history, a lower loan-to-value ratio may be required than for a conforming loan borrower. The repayment performance of these loans has been substantially the same as other loans in these portfolios.
In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services.
We also sell whole one-to-four family loans without recourse to Fannie Mae, subject to a provision for repurchase upon breach of representation, warranty or covenant. These loans are fixed-rate mortgages, which primarily are sold to reduce our interest rate risk and generate noninterest income. These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer. These sales allow for a servicing fee on loans when the servicing is retained by us. Most one- to four-family loans are sold with servicing retained. At December 31, 2018, we were servicing a $352.2 million portfolio of residential mortgage loans for Fannie Mae. We did not repurchase any loans in 2018 and repurchased one loan in 2017 totaling $135,000.
We earned mortgage servicing income of $562,000, $566,000 and $907,000 for the years ended December 31, 2018, 2017 and 2016, respectively. In November 2009, we acquired a $340.1 million loan servicing portfolio from Leader Financial Services. These loans are 100% owned by Fannie Mae and are subserviced under an agreement with a third party loan servicer who performs all servicing including payment processing, reporting and collections. In October 2015, we acquired a $45.9 million loans servicing portfolio from Seattle Bank. These loans are 100% owned by Fannie Mae and are serviced by us. These mortgage servicing rights are carried at fair value and had a value at December 31, 2018 of $3.4 million. See Note 6 in the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K.
Sales of whole real estate loans are beneficial to us since these sales may generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending, and increase liquidity. We sold

$50.0 million, $52.0 million and $85.1 million of conforming one- to four- family loans during the years ended December 31, 2018, 2017 and 2016, respectively. Gains, losses and transfer fees on sales of one-to-four family loans and participations are recognized at the time of the sale. Our net gain on sales of residential loans for the years ended December 31, 2018, 2017 and 2016 was $1.3 million, $1.1 million and $1.4 million, respectively. In addition to loans sold to Fannie Mae on a servicing retained basis, we also sell nonconforming residential loans to correspondent banks on a servicing released basis. In 2018 and 2017, we sold $7.6 million and $4.3 million, respectively, of loans servicing released.
The following table shows our loan origination, sale and repayment activities, including loans held-for-sale, for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Originations by type:
Fixed-rate:
One-to-four family	$67,823	$73,560	$137,760
Home equity	4,459	4,538	1,733
Commercial and multifamily	94,725	34,438	20,561
Construction and land	24,303	49,771	31,610
Manufactured homes	7,313	5,106	5,006
Floating homes	20,660	7,409	12,694
Other consumer	3,402	2,360	630
Commercial business	2,277	10,440	6,365
Total fixed-rate	$224,962	$187,622	$216,359
Adjustable rate:
One-to-four family	44,726	36,130	4,970
Home equity	9,705	5,832	2,067
Commercial and multifamily	55,945	33,155	37,256
Construction and land	—	6,094	629
Other consumer	48	86	81
Commercial business	17,202	7,527	2,131
Total adjustable-rate	$127,626	$88,824	$47,134
Total loans originated	$352,588	$276,446	$263,493
Purchases by type:
Commercial business participations	—	15,450	2,694
Total loan participations purchased	$—	$15,450	$2,694
Sales, repayments and participations sold:
One-to-four family	49,966	51,959	85,092
Commercial and multifamily	—	3,136	3,042
Total loans sold and loan participations	49,966	55,095	88,134
Total principal repayments	231,627	188,121	137,400
Total reductions	281,593	243,216	225,534
Net increase	$70,995	$48,680	$40,653
The increase in originations in 2018 compared to 2017 was primarily due to the relatively strong economy in our market area and increased sales efforts by our loan officers. Demand for construction loans for new homes and apartments continued to be strong as our markets experienced appreciation in residential market prices and a declining supply of homes for sale because of strong demand.  Commercial and multifamily, and floating home loan originations more than doubled in 2018 compared to 2017.  Manufactured homes and home equity loan originations also increased significantly in 2018 compared to 2017. One-to-four family fixed rate, residential loan originations decreased while one- to four-family adjustable rate, residential loan originations increased significantly compared to prior years, reflecting the rise in residential mortgage rates over the last year. During 2018, the Bank identified continued demand in the marketplace for one- to-four family adjustable rate, residential mortgages, especially those above the Fannie Mae conforming limits. Commercial business loan originations also increased in 2018 as compared to 2017 as a result of our emphasis on this business segment and the continued demand in our local market. Construction and land loan originations for both fixed rate and adjustable rate loans decreased significantly in 2018 compared to 2017 as we shifted our focus to commercial and multifamily loans originations in 2018.
Asset Quality
When a borrower fails to make a required payment on a one-to-four family loan, we attempt to cure the delinquency by contacting the borrower. In the case of loans secured by a one-to-four family property, a late notice typically is sent 15 days after the due date. Generally, a pre-foreclosure loss mitigation letter is also mailed to the borrower 30 days after the due date. All delinquent accounts are reviewed by a loan officer or branch manager who attempts to cure the delinquency by contacting the borrower. If the account becomes 120 days delinquent and an acceptable foreclosure alternative has not been agreed upon, we generally refer the account to legal counsel with instructions to prepare a notice of default. The notice of default begins the foreclosure process. If foreclosure is completed, typically we take title to the property and sell it directly through a real estate broker.
Delinquent consumer loans are handled in a similar manner to one-to-four family loans. Our procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by us that it would be beneficial from a cost basis.
Once a loan is 90 days past due, it is classified as nonaccrual. Generally, delinquent consumer loans are charged-off at 120 days past due, unless we have a reasonable basis to justify additional collection and recovery efforts.
Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2018 (dollars in thousands):

	Loans Delinquent For:
	30-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
One- to four- family	14	$1,529	0.9%	6	$514	0.3%	20	$2,043	1.2%
Home equity	6	447	1.6	7	284	1.0	13	731	2.6
Commercial and Multifamily	1	139	0.1	1	353	0.1	2	492	0.2
Construction and land	3	650	1.0	1	50	0.1	4	700	1.1
Manufactured homes	8	207	1.0	6	199	1.0	14	406	2.0
Floating homes	—	—	—	—	—	—	—	—	—
Other consumer	12	16	0.2	—	—	—	12	16	0.2
Commercial Business	3	405	1.0	3	122	0.3	6	527	1.4
Total	47	$3,393	0.6%	24	$1,522	0.2%	71	$4,915	0.8%

Nonperforming Assets. The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio (in thousands). Loans are placed on nonaccrual status when the collection of principal and/or interest become doubtful or when the loan is more than 90 days past due. Other real estate owned ("OREO") and repossessed assets include assets acquired in settlement of loans.

	December 31,
	2018	2017	2016	2015	2014
Nonperforming loans (1):
One- to four-family	$1,120	$837	$2,216	$1,640	$1,512
Home equity	359	722	553	428	386
Commercial and multifamily	534	201	218	—	1,639
Construction and land	123	92	—	—	81
Manufactured homes	214	206	120	62	195
Other consumer	—	8	—	—	29
Commercial business	317	217	242	—	—
Total nonperforming loans	$2,667	$2,283	$3,349	$2,130	$3,842
OREO and repossessed assets:
One- to four-family	$—	$—	$562	$159	$269
Commercial and multifamily	575	600	600	600	—
Manufactured homes	—	10	10	10	54
Total OREO and repossessed assets	$575	$610	$1,172	$769	$323
Total nonperforming assets	$3,242	$2,893	$4,521	$2,899	$4,165
Nonperforming assets as a percentage of total assets	0.45%	0.45%	0.77%	0.54%	0.84%
Performing restructured loans:
One- to four- family	$1,511	$2,876	$1,977	$2,415	$2,619
Home equity	60	158	144	232	679
Commercial and multifamily	—	—	361	1,966	1,317
Construction and land	44	49	83	91	99
Manufactured homes	130	150	160	255	279
Other consumer	131	36	40	—	1
Commercial business	97	—	—	114	123
Total performing restructured loans	$1,973	$3,269	$2,765	$5,073	$5,117

(1)
Nonperforming loans include $817,000, $445,000, $683,000, $971,000 and $2.3 million in nonperforming troubled debt restructurings as of December 31, 2018, 2017, 2016, 2015 and 2014, respectively.  We had no accruing loan 90 days or more delinquent for the periods reported.

Nonperforming loans, consisting of nonaccrual loans and nonperforming TDRs, increased $384,000 to $2.7 million at December 31, 2018 from $2.3 million at December 31, 2017 due primarily to a $283,000 increase in the one-to-four family loan and $333,000 increase in the commercial and multifamily loan categories, partially offset by a $363,000 decrease in the home equity loan category. Our largest nonperforming loan at December 31, 2018 was a $167,000 one-to-four family loan. Nonperforming one- to four- family loans at December 31, 2018 consisted of thirteen loans to different borrowers with an average loan balance of $90,000. There were ten home equity loans, eight manufactured home loans, five commercial business loans, three construction and land loans and two commercial real estate loans classified as nonperforming at December 31, 2018.
For the year ended December 31, 2018, gross interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms amounted to $172,000, all of which was excluded from interest income for the year ended December 31, 2018.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition at December 31, 2018 Compared to December 31, 2017 -- Delinquencies and Nonperforming Assets" contained in Item 7 of this report on Form 10-K for more information on troubled assets.

Troubled Debt Restructured Loans.  Troubled debt restructurings ("TDRs"), which are accounted for under ASC 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans.  Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity.  All TDRs are initially classified as impaired regardless of whether the loan was performing at the time it was restructured.  Once a troubled debt restructuring has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, we remove the TDR from nonperforming status.  At December 31, 2018, we had $2.0 million of loans that were classified as performing TDRs and still on accrual, compared to $3.3 million at December 31, 2017. Included in nonperforming loans at December 31, 2018 and 2017 were TDRs of $817,000 and $445,000, respectively.
OREO and Repossessed Assets .  OREO and repossessed assets include assets acquired in settlement of loans.  At December 31, 2018, OREO and repossessed assets totaled $575,000. Our OREO at December 31, 2018, consisted of a former bank branch property located in Port Angeles, Washington which was acquired in 2015 as a part of three branches purchased from another financial institution. The former bank branch property originally was classified as a fixed asset and was subsequently reclassified to OREO in 2016.  It is currently leased to a local not-for-profit organization at a below market rate.
Other Loans of Concern.   In addition to the nonperforming assets set forth in the table above, as of December 31, 2018, there were 34 loans totaling $8.5 million about which known information of possible credit problems caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.  The two largest loans of concern at December 31, 2018, were a $2.4 million loan and $2.1 million loan both secured by one- to four-family residential real estate located in King County, Washington. Additional other loans of concern included, $1.6 million in commercial and multifamily real estate loans, $1.6 million in commercial business loans, $571,000 in one-to four-family, $146,000 in home equity loans, $71,000 in manufactured homes, and $52,000 in other consumer loans.
Classified Assets.  Federal regulations provide for the classification of lower quality loans and other assets (such as OREO and repossessed assets), debt and equity securities considered as "substandard," "doubtful" or "loss."  An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected.  Assets classified as "doubtful" have all of the weaknesses in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable."  Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.
When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address specific impairments.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets.  When an insured institution classifies problem assets as a loss, it is required to charge off those assets in the period in which they are deemed uncollectible.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC and, since our conversion to a Washington chartered commercial bank, the WDFI, which can order the establishment of additional loss allowances.  Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. At December 31, 2018, special mention assets totaled $6.1 million.
We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at December 31, 2018, we had classified $11.7 million of our assets as substandard, of which $11.1 million represented a variety of outstanding loans and $575,000 represented the balance of our OREO and repossessed assets.  At that date, we had no assets classified as doubtful or loss.  This total amount of classified assets represented 16.3% of our equity capital and 1.6% of our assets at December 31, 2018.  Classified assets totaled $6.8 million, or 10.4% of our equity capital and 1.1% of our assets at December 31, 2017.
Allowance for Loan Losses.  We maintain an allowance for loan losses to absorb probable loan losses in the loan portfolio.  The allowance is based on ongoing, monthly assessments of the estimated probable incurred losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  Large groups of smaller balance homogeneous loans, such as one-to-four family, small commercial and multifamily real estate, home equity and consumer loans, including floating homes and manufactured homes, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions.  More complex loans, such as commercial and multifamily real estate loans and commercial business loans are evaluated individually for impairment, primarily through the evaluation of the borrower's net operating income and available cash flow and their possible impact on collateral values.
At December 31, 2018, our allowance for loan losses was $5.8 million, or 0.93% of our total loan portfolio, compared to $5.2 million, or 0.96% of our total loan portfolio in 2017. Specific valuation reserves totaled $736,000 and $1.1 million at December 31, 2018 and 2017, respectively.
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

	December 31,
	2018	2017	2016	2015	2014
Balance at beginning of period	$5,241	$4,822	$4,636	$4,387	$4,177
Charge-offs:
One- to four-family	—	—	(72)	(21)	(127)
Home equity	(7)	(89)	(15)	(35)	(295)
Commercial and multifamily	—	(24)	(314)	—	(47)
Construction and land	—	—	—	(40)	—
Manufactured homes	(12)	(12)	—	(37)	(197)
Other consumer	(31)	(18)	(42)	(77)	(77)
Commercial business	—	—	(29)	—	—
Total charge-offs	(50)	(143)	(472)	(210)	(743)
Recoveries:
One- to four-family	1	—	47	—	64
Home equity	44	33	78	36	52
Commercial and multifamily	—	1	—	—	2
Construction and land	—	—	18	—	—
Manufactured homes	—	8	8	8	14
Other consumer	12	20	53	15	21
Commercial business	1	—	—	—	—
Total recoveries	58	62	204	59	153
Net recoveries (charge-offs)	8	(81)	(268)	(151)	(590)
Provisions charged to operations	525	500	454	400	800
Balance at end of period	$5,774	$5,241	$4,822	$4,636	$4,387
Net recoveries (charge-offs) during the period as a percentage of average loans outstanding during the period	—%	(0.02)%	(0.06)%	(0.03)%	(0.14)%
Net recoveries (charge-offs) during the period as a percentage of average nonperforming assets	0.30%	(2.12)%	(6.27)%	(5.26)%	(18.65)%
Allowance as a percentage of nonperforming loans	216.50%	229.57%	143.98%	217.65%	114.19%
Allowance as a percentage of total loans (end of period)	0.93%	0.96%	0.96%	1.01%	1.02%
Economic conditions have been favorable in our market areas. Housing prices have experienced continued growth throughout 2018, with historically low inventory levels. Unemployment rates in many of our market areas remain low as the job market is competitive. The decrease in our allowance for loan losses as a percentage of nonperforming loans during 2018 was primarily a result of loan growth. The allowance for loan losses as a percentage of nonperforming loans was 216.50% and 229.57% as of December 31, 2018 and 2017, respectively. The unallocated portion of our allowance for loan losses has increased in 2018 primarily due to an increase in amount of loan losses, loan recoveries and impaired loans relative to prior periods. The provision for loan losses totaled $525,000 for the year ended December 31, 2018, compared to $500,000 for the year ended December 31, 2017. The increase was primarily as a result of the increase in loans held for portfolio and to a lesser extent the increase in non-performing loans as compared to December 31, 2017.
The distribution of our allowance for losses on loans at the dates indicated is summarized as follows (dollars in thousands):

	December 31,
	2018		2017		2016		2015		2014
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Allocated at end of period to:
One- to four-family	$1,314	27.3%	$1,436	28.5%	$1,542	30.3%	$1,839	30.5%	$1,442	30.9%
Home equity	202	4.4	293	5.2	378	5.5	607	6.9	601	8.0
Commercial and multifamily	1,638	40.6	1,250	38.4	1,144	36.1	921	38.0	1,244	39.1
Construction and land	431	10.6	378	11.2	459	14.1	382	12.4	399	10.7
Manufactured homes	427	3.2	355	3.1	168	3.1	301	3.0	193	2.9
Floating homes	265	6.6	169	5.3	132	4.8	102	4.0	90	2.7
Other consumer	112	1.1	80	0.9	112	0.8	86	1.0	77	1.2
Commercial business	356	6.2	372	7.4	175	5.3	157	4.2	108	4.5
Unallocated	1,029	—	908	—	712	—	241	—	233	—
Total	$5,774	100.0%	$5,241	100.0%	$4,822	100.0%	$4,636	100.0%	$4,387	100.0%
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
At December 31, 2018, we owned $4.1 million of stock issued by the FHLB.  As a condition of membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated.  At December 31, 2018, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital. See Note 4 in the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K.

	December 31,
	2018		2017		2016
Securities available-for-sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Municipal bonds	$3,218	$3,317	$3,240	$3,369	$3,262	$3,353
Agency mortgage-backed securities	1,594	1,640	2,030	2,066	2,858	2,904
Non-agency mortgage-backed securities	—	—	—	—	362	347
Total available for sale securities	4,812	4,957	5,270	5,435	6,482	6,604
FHLB stock	4,134	4,134	3,065	3,065	2,840	2,840
Total securities	$8,946	$9,091	$8,335	$8,500	$9,322	$9,444
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
During the year ended December 31, 2018, we did not recognize any non-cash OTTI charges on our investment securities. Three municipal bond securities had unrealized losses although management determined the decline in value was not related to specific credit deterioration. We do not intend to sell these securities and it is more likely than not that we will not be required to sell any securities before anticipated recovery of the remaining amortized cost basis.  We closely monitor our investment securities for changes in credit risk.  The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them.  If market conditions deteriorate and we determine our holdings of these or other investment securities are OTTI, our future earnings, shareholders' equity, regulatory capital and continuing operations could be materially adversely affected.
Sources of Funds
General.  Our sources of funds are primarily deposits (including deposits from public entities), borrowings, payments of principal and interest on loans and investments and funds provided from operations.
Deposits.  We offer a variety of deposit accounts to both consumers and businesses with a wide range of interest rates and terms.  Our deposits consist of savings accounts, money market deposit accounts, NOW accounts, demand accounts and certificates of deposit.  We solicit deposits primarily in our market area; however, at December 31, 2018, approximately 4.2% of our deposits were from persons outside the State of Washington. As of December 31, 2018, core deposits, which we define as our non-time deposit accounts and time deposit accounts less than $250,000, represented approximately 90.5% of total deposits, compared to 90.8% and 88.0% as of December 31, 2017 and December 31, 2016, respectively. We primarily rely on competitive pricing policies, marketing and client service to attract and retain these deposits and we expect to continue these practices in the future.
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
The following table sets forth our deposit flows during the periods indicated (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Opening balance	$514,400	$467,731	$440,024
Net deposits	35,362	43,648	24,999
Interest credited	3,839	3,021	2,708
Ending balance	$553,601	$514,400	$467,731
Net increase	$39,201	$46,669	$27,707
Percent increase	7.6%	10.0%	6.3%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by us at the dates indicated (dollars in thousands):

	December 31,
	2018		2017		2016
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
Noninterest-bearing demand	$93,823	17.0%	$69,094	13.4%	$60,566	12.9%
Interest-bearing demand	164,919	29.8	173,413	33.7	150,327	32.1
Savings	54,102	9.8	49,450	9.6	44,879	9.6
Money market	46,689	8.4	54,860	10.7	49,042	10.5
Escrow	2,243	0.4	3,029	0.6	3,175	0.7
Total non-maturity deposits	361,776	65.4	349,846	68.0	307,989	65.8
Certificates of deposit:
1.99% or below	118,478	21.4	154,102	30.0	152,294	32.6
2.00 - 3.99%	73,347	13.2	10,452	2.0	7,448	1.6
Total certificates of deposit	191,825	34.6	164,554	32.0	159,742	34.2
Total deposits	$553,601	100.0%	$514,400	100.0%	$467,731	100.0%
Noninterest-bearing demand accounts increased 35.8% in 2018 compared to 2017. The increase was primarily a result of our continued emphasis on attracting relatively low-cost core deposit accounts, in particular from small businesses.  The increase in certificate accounts over the past year was as a result of our marketing emphasis on our competitively priced certificates of deposits products.
We are a public funds depository and as of December 31, 2018, we had $29.0 million in public funds compared to $30.0 million in public funds at December 31, 2017.  These funds consisted of $25.7 million in certificates of deposit, $3.2 million in money market accounts and $37,000 in checking accounts at December 31, 2018.  These accounts must be 50% collateralized if the amount on deposit exceeds FDIC insurance of $250,000.  We use letters of credit from the FHLB as collateral for these funds.

The following table shows rate and maturity information for our certificates of deposit at December 31, 2018 (dollars in thousands):

	0.00-1.99%	2.00-3.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:
March 30, 2019	$42,701	$3,304	$46,005	24.0%
June 30, 2019	26,848	3,134	29,982	15.6
September 30, 2019	12,899	7,730	20,629	10.8
December 31, 2019	4,161	9,971	14,132	7.4
March 30, 2020	4,859	4,227	9,086	4.7
June 30, 2020	3,278	5,636	8,914	4.6
September 30, 2020	2,732	10,349	13,081	6.8
December 31, 2020	1,074	20,897	21,971	11.5
March 30, 2021	3,407	464	3,871	2.0
June 30, 2021	3,562	394	3,956	2.1
September 30, 2021	6,546	51	6,597	3.4
December 31, 2021	1,655	50	1,705	0.9
Thereafter	4,756	7,140	11,896	6.2
Total	$118,478	$73,347	$191,825	100.0%
Percent of total	61.8%	38.2%	100.0%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2018 (in thousands):

	Maturity
	3 months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
Certificates of deposit less than $100,000	$14,790	$12,044	$9,884	$29,237	$65,955
Certificates of deposit of $100,000 or more	31,215	17,938	24,877	51,840	125,870
Total certificates of deposit	$46,005	$29,982	$34,761	$81,077	$191,825
Borrowings .  Although deposits are our primary source of funds, we may utilize borrowings as a cost-effective source of funds when they can be invested at a positive interest rate spread, for additional capacity to fund loan demand, or to meet our asset/liability management goals.  Our borrowings currently consist of advances from the FHLB.  See Note 10 in the Notes to Consolidated Financial Statements  contained in Item 8 of this report on Form 10-K.
We are a member of and obtain advances from the FHLB, which is part of the Federal Home Loan Bank System.  The eleven regional Federal Home Loan Banks provide a central credit facility for their member institutions.  These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing. We have entered into a loan agreement with the FHLB pursuant to which Sound Community Bank may borrow up to approximately 45% of total assets, secured by a blanket pledge on a portion of our residential mortgage portfolio including one-to-four family loans, commercial and multifamily real estate loans and home equity loans.  Based on eligible collateral, the total amount available under this agreement as of December 31, 2018 was $321.5 million.  At the same date, we had $84.0 million in FHLB advances outstanding with maturities between zero and three years.  We also had outstanding letters of credit from the FHLB with a notional amount of $14.5 million at December 31, 2018.  We plan to rely in part on FHLB advances to fund asset and loan growth.  We also use short-term advances to meet short term liquidity needs. We are required to own stock in the FHLB based on the amount of our advances.
From time to time, we also may borrow from the Federal Reserve Bank of San Francisco's "discount window" for overnight liquidity needs, although we have not borrowed from the discount window in recent years.

The following table sets forth the maximum balance and average balance of borrowings for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Maximum balance:
FHLB advances	$99,500	$61,500	$59,846
Average balances:
FHLB advances	$69,900	$29,791	$36,609
Weighted average interest rate:
FHLB advances	2.18%	1.16%	0.58%

The following table sets forth certain information about our borrowings at the dates indicated (dollars in thousands):

	As of December 31,
	2018	2017	2016
FHLB advances	$84,000	$59,000	$54,792
Weighted-average interest rate:
FHLB advances	2.72%	1.63%	0.82%
Subsidiary and Other Activities
Sound Financial Bancorp has one subsidiary, Sound Community Bank. In 2018, Sound Community Bank formed Sound Community Insurance Agency, Inc. as a wholly owned subsidiary for purposes of selling a full range of insurance products.
Competition
We face competition in attracting deposits and originating loans. Competition in originating real estate loans comes primarily from commercial banks, credit unions, life insurance companies, mortgage brokers and more recently financial technology (or "FinTech") companies. Commercial banks, credit unions and finance companies, including FinTech companies, provide vigorous competition in consumer lending.  Commercial business competition is primarily from local commercial banks, but credit unions also compete for this business. We compete by consistently delivering high-quality, personal service to our clients which results in a high level of client satisfaction.
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
We attract our deposits through our branch offices and web site.  Competition for those deposits is principally from savings banks, commercial banks and credit unions, as well as mutual funds, FinTech companies and other alternative investments.  We compete for these deposits by offering superior service, online and mobile access and a variety of deposit accounts at competitive rates.  Based on the most recent data provided by the FDIC, there are approximately 50 other commercial banks and savings banks operating in the Seattle MSA, which includes King, Snohomish and Pierce Counties.  Based on the most recent branch deposit data provided by the FDIC, our share of deposits in the Seattle MSA is approximately 0.2%.  The five largest financial institutions in that area have 71.2% of those deposits.  In Clallam County there are nine other commercial banks and savings banks.  Our share of deposits in Clallam County was the second highest in the county at approximately 16.5%, with the five largest institutions in that county having 76.9% of the deposits.  In Jefferson County there are six other commercial banks and savings banks.  Our share of deposits in Jefferson County is approximately 6.8%, while the five largest institutions in that county have 82.0% of those deposits.

How We Are Regulated

General. Sound Community Bank is a Washington state-chartered commercial bank.  The regulators of Sound Community Bank as a commercial bank are the WDFI and the FDIC.  The Federal Reserve is the primary federal regulator for Sound Financial Bancorp.  A brief description of certain laws and regulations that are applicable to Sound Financial Bancorp and Sound Community Bank is set forth below. This description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations. Legislation is introduced from time to time in the United States Congress or the Washington State Legislature that may affect the operations of Sound Financial Bancorp and Sound Community Bank. In addition, the regulations governing us may be amended from time to time. Any such legislation or regulatory changes in the future could adversely affect our operations and financial condition.
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
Regulatory Reform. On July 21, 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act imposed various restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. The following discussion summarizes significant aspects of the Dodd-Frank Act that affect us.
The following aspects of the Dodd-Frank Act, among others, are related to our operations:

•
The Consumer Financial Protection Bureau (the “CFPB”), an independent consumer compliance regulatory agency, was established within the Federal Reserve. The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority over financial institutions with total assets over $10 billion with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like Sound Community Bank, are subject to supervision and enforcement by their primary federal banking regulator with respect to federal consumer financial protection laws and regulations. The CFPB also has authority to promulgate new consumer financial protection regulations and amend existing consumer financial protection regulations.

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

•
The minimum reserve ratio of the Deposit Insurance Fund ("DIF") increased to 1.35 percent of estimated annual insured deposits or the comparable percentage of the assessment base; however, the FDIC is directed to offset the effect of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion. Pursuant to the Dodd-Frank Act, the FDIC issued a rule setting a designated reserve ratio at 2.0% of insured deposits.

•
Tier 1 capital treatment for “hybrid” capital items like trust preferred securities was eliminated subject to various grandfathering and transition rules. The federal banking agencies have promulgated rules on regulatory capital for both depository institutions and their holding companies, including leverage capital and risk-based capital measures at least as stringent as those applicable to Sound Community Bank under the prompt corrective action regulations. See “-Capital Rules”

•
A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

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

2018 Regulatory Reform

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory changes for community banks such as Sound Community Bank, and their holding companies.

The Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single Community Bank Leverage Ratio of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds that ratio will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules.

The Act also expands the category of holding companies that may rely on the Small Bank Holding Company and Savings and Loan Holding Company Policy Statement of the Federal Reserve by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. A major effect of this change is to exclude such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, the Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

It is difficult at this time to predict when or how any new standards under the Act will ultimately be applied to us or what specific impact the Act and the yet-to-be-written implementing rules and regulations will have on community banks.

Regulation of Sound Community Bank
General. Sound Community Bank, as a state-chartered commercial bank, is subject to applicable provisions of Washington law and to regulations and examinations of the WDFI. As an insured institution, it also is subject to examination and regulation by the FDIC, which insures the deposits of Sound Community Bank to the maximum permitted by law. During state or federal regulatory examinations, the examiners may require Sound Community Bank to provide for higher general or specific loan loss reserves, which can impact our capital and earnings. This regulation of Sound Community Bank is intended for the protection of depositors and the Deposit Insurance Fund of the FDIC and not for the purpose of protecting shareholders of Sound Community Bank or Sound Financial Bancorp. Sound Community Bank is required to maintain minimum levels of regulatory capital and is subject to certain limitations on the payment of dividends to Sound Financial Bancorp. See “- Capital Rules” and “-Limitations on Dividends and Other Capital Distributions.”

Regulation by the WDFI and the FDIC .  State law and regulations govern Sound Community Bank’s ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make other loans, to invest in securities, to offer various banking services to its clients, and to establish branch offices. As a state commercial bank, Sound Community Bank must pay semi-annual assessments, examination costs and certain other charges to the WDFI.
Washington law generally provides the same powers for Washington commercial banks as federally and other-state chartered savings banks with branches in Washington. Washington law allows Washington commercial banks to charge the maximum interest rates on loans and other extensions of credit to Washington residents which are allowable for a national bank in another state if higher than Washington limits. In addition, the WDFI may approve applications by Washington commercial banks to engage in an otherwise unauthorized activity, if it determines that the activity is closely related to banking, and Sound Community Bank is otherwise qualified under the statute. Federal law and regulations generally limit the activities and equity investments of Sound Community Bank to those that are permissible for national banks, unless approved by the FDIC, and govern our relationship with our depositors and borrowers to a great extent, especially with respect to disclosure requirements.

The FDIC has adopted regulatory guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and information systems, audit systems, interest rate risk exposure and compensation and other benefits. If the FDIC determines that Sound Community Bank fails to meet any standard prescribed by these guidelines, it may require Sound Community Bank to submit an acceptable plan to achieve compliance with the standard. Among these safety and soundness standards are FDIC regulations that require Sound Community Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans. These standards, which must be consistent with safe and sound banking practices, establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. Sound Community Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions. Sound Community Bank’s board of directors is required to review and approve Sound Community Bank’s standards at least annually. The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans. Under the guidelines, the aggregate level of all loans in excess of the supervisory loan-to-value ratios should not exceed an aggregate limit of 100% of total capital, and within the aggregate limit, the total of all loans for commercial, agricultural, multifamily or other non-one-to-four family residential properties should not exceed 30% of total capital.

Loans in excess of the supervisory loan-to-value ratio limitations must be identified in Sound Community Bank’s records and reported at least quarterly to Sound Community Bank’s Board of Directors. Sound Community Bank is in compliance with the records and reporting requirements. As of December 31, 2018, Sound Community Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were $5.8 million.

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

Insurance of Accounts. The FDIC insures deposit accounts in Sound Community Bank up to $250,000 per separately insured deposit ownership right or category.

The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution applied to its deposit base, which is their average consolidated total assets minus its Tier 1 capital. No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

The FDIC calculates assessments for small institutions (those with assets of less than $10 billion) based on an institution’s weighted average CAMELS component ratings and certain financial ratios. Currently, assessment rates range from 3 to 16 basis points for institutions with CAMELS composite ratings of 1 or 2, 6 to 30 basis points for those with CAMELS composite ratings of 3, and 16 to 30 basis points for those with CAMELS composite ratings of 4 or 5, all subject to certain adjustments. Assessment rates are expected to decrease in the future as the reserve ratio increases in specified increments.

As required by the Dodd Frank Act, the FDIC has adopted a rule to offset the effect of the increase in the minimum reserve ratio of the DIF on small institutions by imposing a surcharge on institutions with assets of $10 billion or more commencing on July 1, 2016 and ending when the reserve ratio reaches 1.35%, which, the FDIC announced occurred on September 30, 2018. When the reserve ratio reaches 1.38%, small institutions will receive credits for the portions of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. Subject to certain limitations, the credits will apply to reduce regular assessments until exhausted.

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

The Sarbanes-Oxley Act of 2002 generally prohibits loans by Sound Financial Bancorp to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Sound Community Bank’s authority to extend credit to executive officers, directors and 10% or greater shareholders (“insiders”), as well as entities such persons control, is limited. The laws limit both the individual and aggregate amount of loans that Sound Community Bank may make to insiders based, in part, on Sound Community Bank’s capital level and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated borrowers and must not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

Capital Rules. Effective January 1, 2015 (with some provisions transitioned into full effectiveness over several years), Sound Community Bank is subject to the capital regulations adopted by the Federal Reserve and the FDIC pursuant to the Dodd-Frank Act. Under these capital regulations, the minimum capital ratios are: (1) a common equity Tier 1 (“CET1”) capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets, and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%. CET1 generally consists of common stock, retained earnings, accumulated other comprehensive income (“AOCI”) unless an institution elects to exclude AOCI from regulatory capital, as discussed below, and certain minority interests, all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally includes CET1 and noncumulative perpetual preferred stock, less most intangible assets, subject to certain adjustments. Total capital consists of Tier 1 and Tier 2 Capital. Tier 2 capital, which is limited to 100 percent of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock that may be included in Tier 2 capital is limited to 50 percent of Tier 1 capital. Risk-weighted assets are determined under the capital regulations, which assign risk-weights to all assets and to certain off-balance sheet items.

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

In addition to the minimum CET1, Tier 1 and total capital ratios, Sound Financial Bancorp and Sound Community Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The capital conservation buffer requirement began to phase in on January 1, 2016, when a buffer greater than 0.625% of risk-weighted assets was required, which amount increased each year until the buffer requirement was fully implemented on January 1, 2019.

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

The Financial Accounting Standards Board has adopted a new accounting standard for US Generally Accepted Accounting Principles that will be effective for us for our first fiscal year beginning after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital.

The federal banking regulators (the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC) have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

As of December 31, 2018, Sound Community Bank was well capitalized under applicable regulations and met the fully phased-in capital conservation buffer requirement.

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

The CFPB has authority to amend existing consumer protection regulations and implement new regulations, and is charged with examining the compliance of financial institutions with assets in excess of $10 billion with these rules. Sound Community Bank’s compliance with consumer protection rules is examined by the WDFI and the FDIC.

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

Federal Home Loan Bank System. Sound Community Bank is a member of the FHLB, one of the 11 regional Federal Home Loan Banks in the Federal Home Loan Bank System. The Federal Home Loan Bank System provides a central credit facility for member institutions. As a member of the FHLB, the Bank is required to hold shares of capital stock in that FHLB. At December 31, 2018, the Bank had $4.1 million in FHLB stock, which was in compliance with this requirement. Sound Community Bank received $174,000 in dividends from the FHLB for the year ended December 31, 2018.

The Federal Home Loan Banks have continued to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of dividends paid by the FHLB and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Sound Community Bank’s FHLB stock may result in a corresponding reduction in its capital.

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

The Federal Reserve must approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank, and may approve an acquisition located in a state other than the holding company's home state, without regard to whether the transaction is prohibited by the laws of any state, but may not approve the acquisition of a bank that has not been in existence for the minimum time period, not exceeding five years, specified by the law of the host state, or an application where the applicant controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state that may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the federal law. The Federal Reserve also takes into consideration the CRA performance of a bank when evaluating acquisition proposals involving the bank’s holding company.

Capital Requirements for Sound Financial Bancorp. As discussed above, pursuant to the Act, effective August 30, 2018, bank holding companies with less than $3.0 billion in consolidated assets are generally no longer subject to the Federal Reserve’s capital regulations, which are essentially the same as the capital regulations applicable to Sound Community Bank described under the caption “Capital Rules” above. If Sound Financial Bancorp were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2018, the Company would have exceeded all regulatory requirements. The Federal Reserve expects a holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. In addition, a bank holding company must serve as a source of financial strength for its depository institution subsidiaries.

Federal Securities Law. The stock of Sound Financial Bancorp is registered with the SEC under the Securities Exchange Act of 1934, as amended. Sound Financial Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

The SEC has adopted regulations and policies under the Sarbanes-Oxley Act of 2002 that apply to Sound Financial Bancorp as a registered company under the Exchange Act. The stated goals of these requirements are to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SEC and Sarbanes-Oxley-related regulations and policies include very specific additional disclosure requirements and corporate governance rules.

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
On December 22, 2017, the U.S. Government enacted the Tax Cuts and Jobs Act (the “Tax Act”). For businesses, the Tax Act reduced the federal corporate income tax rate from 35 percent to 21 percent. The corporate income tax rate reduction was effective January 1, 2018. The Tax Act required a revaluation of the Company's deferred tax assets and liabilities to account for the future impact of lower corporate tax rates and other provisions of the legislation. As a result of the Company's revaluation, the Company's deferred tax asset was reduced through one time $309,000 increase to the provision for income tax for the year ended December 31, 2017. The Company had no unrecognized tax benefits at December 31, 2018 and at December 31, 2017.

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
Employees
At December 31, 2018, we had a total of 109 full-time employees and 10 part-time employees.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.
Executive Officers of Sound Financial Bancorp and Sound Community Bank
Officers are elected annually to serve for a one year term.  There are no arrangements or understandings between the officers and any other person pursuant to which he or she was or is to be selected as an officer.
Laura Lee Stewart.  Ms. Stewart, age 69, is currently President and Chief Executive Officer of Sound Community Bank and Sound Financial Bancorp. Prior to joining Sound Community Bank as its President in 1989, when it was a credit union, Ms. Stewart was Senior Vice President/Retail Banking at Great Western Bank. Ms. Stewart was selected as an inaugural member of the FDIC Community Bank Advisory Board and completed her term in 2011. In 2011, Ms. Stewart was appointed to the inaugural Consumer Financial Protection Bureau board and completed her term in 2013. She also served as Chair of the American Bankers Association’s (ABA) Government Relations Council and is the past Chair of the Washington Bankers Association. The American Banker magazine honored her as one of the top 25 Women to Watch in banking in 2011, 2015,

2016, 2017 and 2018. In 2016, Ms. Stewart was recognized as a Women of Influence by the Puget Sound Business Journal. In 2018, she was named Community Banker of the year by American Banker. Ms. Stewart also is Chair of the National Arthritis Foundation’s board of directors as well as serving as the immediate Past Chair of the board of directors of Woodland Park Zoo. In October 2017, Ms. Stewart was elected Chair elect of the ABA. Her many years of service in all areas of the financial institution operations and duties as President and Chief Executive Officer of Sound Financial Bancorp and Sound Community Bank bring a special knowledge of the financial, economic and regulatory challenges we face, and she is well suited to educating the Board on these matters.
Elliott Pierce. Mr. Pierce, age 62, was appointed Senior Vice President and Chief Credit Officer of Sound Community Bank in April 2015 and was appointed Executive Vice President in January 2016.  Mr. Pierce is responsible for management of the Bank's Lending and Credit Administration functions, and is a member of the Bank's Loan Committee.  Prior to joining Sound Community Bank, Mr. Pierce was a Senior Vice President and Credit Administrator with Union Bank N.A.  Mr. Pierce received his Bachelor of Arts Degree from the University of Washington and his Master of Business Administration from Seattle Pacific University.  Mr. Pierce is also a graduate of the Pacific Coast Banking School.
Christina Gehrke. Ms. Gehrke, age 54, was appointed Senior Vice President and Chief Administrative Officer of Sound Community Bank in October 2015 and was appointed Executive Vice President in January 2017. Her responsibilities include, among other things, overseeing internal audit, SOX program, vendor management program, human resources, and facilities functions at the Bank.  Ms. Gehrke previously served as Chief Accounting and Administrative Officer of the Federal Home Loan Bank of Seattle (“FHLB Seattle”) where she was employed for 17 years.  Ms. Gehrke’s responsibilities at the FHLB Seattle included overseeing the accurate and timely reporting of SEC periodic reports, the preparation of consolidated financial statements, SEC reporting and analysis, compliance with SOX policies and procedures, data management as well as facilities management.
Heidi Sexton. Ms. Sexton, age 43, is Executive Vice President, Chief Operating Officer responsible for oversight of the Bank’s support functions, including Information Technology, Marketing, Retail Support, Compliance, Enterprise Risk Management, and Project Management.  Ms. Sexton started her career in Banking, as a teller while in college. She received a Bachelor's of Arts in Accounting from the University of Wisconsin-Eau Claire. Ms. Sexton joined Sound Community Bank in 2007 and previously served as the Vice President of Operations managing deposit, electronic, and lending operations. Prior to joining the Bank, Ms. Sexton was a Director for RSM McGladrey. She currently holds a number of professional certifications including Certified Internal Auditor, Certified Regulatory Compliance Manager and is a graduate of the Washington Bankers Association’s Executive Development Program. Ms. Sexton is also a member of the Consumer Financial Protection Bureau's (CFPB) Community Bank Advisory Counsel and American Bankers Association's (ABA) Compliance Administrative Committee. She serves on the Board of Financial Beginnings, a non-profit that provides youth to adult financial education programs at no cost.
Daphne Kelley. Ms. Kelley, age 47, is currently Executive Vice President, Chief Financial Officer at Sound Financial Bancorp and Sound Community Bank. Prior to joining the Bank in July 2018, Ms. Kelley was Senior Vice President, Controller of HomeStreet Bank where she was responsible for SEC and regulatory reporting, accounting operations, corporate tax and Sarbanes-Oxley. Additional experience includes the Controller role at the Federal Home Loan Bank of Seattle as well as various roles at GE Capital, Toyota and Ernst & Young. Ms. Kelley received a Bachelor's of Science degree from the University of California at Berkeley and a Masters of Business Administration from UCLA Anderson School of Management. She currently holds a Certified Public Accountant license in the State of Washington and the State of California.

Website
We maintain a website; www.soundcb.com.  The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own internet access charges, we make available free of charge through its website the Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the SEC. Information pertaining to us, including SEC filings, can be found by clicking the link on our site called "Investor Relations." For more information regarding access to these filings on our website, please contact our Corporate Secretary, Sound Financial Bancorp, Inc., 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121 or by calling (206) 448-0884.
Item 1A.    Risk Factors
Not required; we are a smaller reporting company.

Table of Contents

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
Seven of our ten offices are leased.  The operating leases contain renewal options and require us to pay property taxes and operating expenses for the properties. Our total rental expense for each of the years ended December 31, 2018 and 2017 was $1.4 million and $1.1 million, respectively.  The aggregate net book value of our land, buildings, leasehold improvements, furniture and equipment was $7.0 million at December 31, 2018.  See also Note 7 in the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K.  In the opinion of management, the facilities are adequate and suitable for our current needs.  We may open additional banking offices to better serve current clients and to attract new clients in subsequent years.
The following table sets forth certain information concerning our main office, our branch offices and our loan production office at December 31, 2018:

Location	Year opened	Owned or leased	Lease expiration date
Main office:
Third and Battery Seattle, WA 98121	2017	Leased	2029 (1)
Branch offices:
Cedar Plaza Branch 22807 44th Avenue West Mountlake Terrace, WA 98043	2004	Leased	2025 (2)
Port Angeles Branch 110 N. Alder Street Port Angeles, WA 98682	2010	Leased	2028 (3)
Port Ludlow Branch 9500 Oak Bay Road, Suite A. Port Ludlow, WA 98365	2014	Owned
Seattle Branch 2001 5th Avenue Seattle, WA 98121	1993	Leased	2020 (4)
Sequim Branch 645 W. Washington Street Sequim, WA 98382	1997	Owned
Tacoma Branch 2941 S. 38th Street Tacoma, WA 98409	2009	Leased	2019 (3)
University Place Branch 4922 Bridgeport Way West University Place, WA 98467	2017	Leased	2023 (2)
Loan Production Offices:
Creekside Loan Office 990 E. Washington Street, Suite F Sequim, WA 98382	2017	Owned
Madison Park Loan Office 3101 E. Madison Street Seattle, WA 98112	2013	Leased	2019 (5)

(1)	Lease has one ten-year renewal option or lessee may choose two five-year renewal options.

(2)	Lease has one five-year renewal option.

(3)	Lease has two five-year renewal options.

(4)	Lease contains no renewal option.

(5)	Lease has one three-year renewal option. As of February 5, 2019, the renewal option was exercised extending the lease to 2022.

We maintain depositor and borrower client files in a service bureau environment, utilizing a telecommunications network, portions of which are leased. Management has a disaster recovery plan in place with respect to the data processing system, as well as our operations as a whole.

Item 3.	Legal Proceedings
From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material legal fees or other material liability as a result of such litigation.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of Sound Financial Bancorp is traded on The NASDAQ Capital Market under the symbol "SFBC." There were approximately 250 shareholders of record of our common stock as of March 12, 2019
Our cash dividend payout policy is reviewed regularly by management and the Board of Directors.  Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions.  No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from Sound Community Bank, which are restricted by federal regulations.
Equity Compensation Plan Information
The equity compensation plan information presented in Part III, Item 12 of this Form 10-K is incorporated herein by reference.
Issuer Purchases of Equity Securities
The Company may repurchase shares of its common stock from time-to-time in open market transactions. The timing, volume and price of purchases are made at our discretion, and are contingent upon our overall financial condition, as well as general market conditions.  The Company did not make any stock repurchases during the fourth quarter of 2018 and as of December 31, 2018, the Company did not have any authorized stock repurchase programs.
On January 28, 2019, the Company's Board of Directors authorized a stock repurchase program. Under this repurchase program, the Company may repurchase up to $1,750,000 of the Company’s outstanding shares, in the open market, based on prevailing market prices, or in privately negotiated transactions, over a period beginning on January 31, 2019, continuing until the earlier of the completion of the repurchase or the next six (6) months, depending upon market conditions. The Company’s Board of Directors also authorized management to enter into a trading plan with a registered broker-dealer in accordance with Rule 10b5-1 of the Exchange Act, to facilitate repurchases of its common stock pursuant to the above mentioned stock repurchase program.

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

	As of December 31,
	2018	2017	2016
Selected Financial Condition Data:
Total assets	$716,735	$645,244	$588,383
Total loans held for portfolio, net	613,769	543,354	495,179
Loans held-for-sale	1,172	1,777	871
Available for sale securities, at fair value	4,957	5,435	6,604
Bank-owned life insurance, net	13,365	12,750	12,082
Other real estate owned and repossessed assets, net	575	610	1,172
FHLB stock, at cost	4,134	3,065	2,840
Total deposits	553,601	514,400	467,731
Borrowings	84,000	59,000	54,792
Stockholders' equity	$71,627	$65,160	$60,275

	Year Ended December 31,
	2018	2017	2016
Selected Operations Data:
Total interest income	$32,947	$27,449	$25,050
Total interest expense	5,360	3,368	2,919
Net interest income	27,587	24,081	22,131
Provision for loan losses	525	500	454
Net interest income after provision for loan losses	27,062	23,581	21,677
Service charges and fee income	1,876	1,895	2,508
Net gain on sale of loans	1,258	1,071	1,366
Mortgage servicing income	562	566	907
Earnings on cash surrender value of Bank Owned Life Insurance	320	327	336
Other income	490	—	—
Total noninterest income	4,506	3,859	5,117
Salaries and benefits	12,775	10,733	10,505
Operations expense	5,370	4,348	4,361
Occupancy expense	2,139	1,889	1,526
Net losses and expenses on OREO and repossessed assets	86	110	6
Other noninterest expense	2,453	2,167	2,323
Total noninterest expense	22,823	19,247	18,721
Income before provision for income taxes	8,745	8,193	8,073
Provision for income taxes	1,706	3,068	2,695
Net income	$7,039	$5,125	$5,378

	Year Ended December 31,
	2018	2017	2016
Selected Financial Ratios and Other Data:
Performance ratios:
Return on assets (ratio of net income to average total assets)	1.03%	0.87%	0.97%
Return on equity (ratio of net income to average equity)	10.24	8.13	9.37
Dividend payout ratio	19.42	29.37	13.84
Interest rate spread information:
Average during period	4.03	4.15	4.14
End of period	3.81	3.95	4.10
Net interest margin (1)	4.25	4.30	4.26
Noninterest income to total net revenue (2)	14.04	13.81	18.78
Noninterest expense to average total assets	3.34	3.25	3.39
Average interest-earning assets to average interest-bearing liabilities	125.94	123.93	120.92
Efficiency ratio	71.12	68.89	68.71
Asset quality ratios:
Nonperforming assets to total assets at end of period	0.45	0.45	0.77
Nonperforming loans to total loans	0.43	0.42	0.67
Allowance for loan losses to nonperforming loans	216.50	229.57	143.98
Allowance for loan losses to total loans	0.93	0.96	0.96
Net charge-offs to average loans outstanding	—	0.02	0.06
Capital ratios:
Equity to total assets at end of period	9.99	10.10	10.24
Average equity to average assets	10.08%	10.64%	10.39%
Other data:
Number of full service offices	8	7	6

(1)	Net interest income divided by average interest earning assets.

(2)	Noninterest income divided by the sum of noninterest income and net interest income.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Our principal business consists of attracting retail and commercial deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four- family residences (including home equity loans and lines of credit), commercial and multifamily real estate, construction and land, consumer and commercial business loans. Our commercial business loans include unsecured lines of credit and secured term loans and lines of credit secured by inventory, equipment and accounts receivable.  We also offer a variety of secured and unsecured consumer loan products, including manufactured home loans, floating home loans, automobile loans, boat loans and recreational vehicle loans.  As part of our business, we focus on residential mortgage loan originations, a portion of which we sell to Fannie Mae and the majority of which we retain for our loan portfolio consistent with our asset/liability objectives.  We sell loans which conform to the underwriting standards of Fannie Mae (“conforming”) in which we retain the servicing of the loan in order to maintain the direct customer relationship and to generate noninterest income.  Residential loans which do not conform to the underwriting standards of Fannie Mae (“non-conforming”), are either held in our loan portfolio or sold with servicing released.  We originate and retain a significant amount of commercial real estate loans, including those secured by owner-

occupied and nonowner-occupied commercial real estate, multifamily property, mobile home parks and construction and land development loans.

We originated $112.5 million, $109.7 million and $142.7 million of one- to four-family residential mortgage loans during the years ended December 31, 2018, 2017 and 2016, respectively. During these same periods, we sold $50.0 million, $52.0 million and $85.1 million, respectively, of one- to four-family residential mortgage loans.
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
Our noninterest expenses consist primarily of salaries, medical benefits, incentive pay, commissions, and employee benefits, expenses for occupancy, online and mobile services, marketing, professional fees, data processing, charitable contributions, FDIC deposit insurance premiums and regulatory expenses. Salaries and benefits consist primarily of the salaries paid to our employees, payroll taxes, directors' fees, retirement expenses, share-based compensation and other employee benefits.  Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, property taxes, depreciation charges, maintenance and the cost of utilities.
Our strategic plan targets consumers, small and medium size businesses, and professionals in our market area for loans and deposits. In pursuit of these goals and by managing the size of our loan portfolio, we focus on including a significant amount of commercial business and commercial and multifamily real estate loans in our portfolio. A significant portion of these loans have adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. Our commercial loan portfolio (commercial and multifamily real estate and commercial business loans) increased to $291.4 million or 46.8% of our loan portfolio at December 31, 2018, from $252.1 million or 45.8% of our loan portfolio at December 31, 2017, and $207.3 million or 41.4% of our loan portfolio at December 31, 2016. In addition to higher balances in commercial lending, we also benefit from additional lending opportunities in our consumer loan portfolio. Our consumer loan portfolio, which includes manufactured and floating homes and other consumer loans, increased to $67.6 million or 10.9% of our loan portfolio at December 31, 2018, from $51.1 million or 9.3% of our loan portfolio at December 31, 2017, and $43.4 million or 8.7% of our loan portfolio as of December 31, 2016.  Additional commercial and multifamily real estate and consumer loans have improved our net interest income and helped diversify our loan portfolio mix.
Our provision for loan losses expense was $525,000 for the year ended December 31, 2018, compared to $500,000 and $454,000 for the years ended December 31, 2017 and 2016, respectively. The increase in the provision for the year was primarily a result of the growth in loans held-for-portfolio, which increased 12.9% and 23.9% from December 31, 2017 and 2016, respectively.
Recent Accounting Standards
For a discussion of recent accounting standards, please see Note 2 - Accounting Pronouncements Recently Issued or Adopted in the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K.
Critical Accounting Policies
Certain of our accounting policies are important to an understanding of our financial condition, since they require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for other-than-temporary impairment of securities, accounting for mortgage servicing rights, accounting for other real estate owned, and accounting for deferred income taxes. For additional information on our accounting policies see "Note 1 - Organization and Significant Accounting Policies" in the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K.
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
Focusing on Asset Quality.  We believe that strong asset quality is a key to our long-term financial success. We are focused on monitoring existing performing loans, resolving nonperforming assets and selling foreclosed assets. Nonperforming assets were $3.2 million, or 0.45% of total assets, at December 31, 2018 compared to $2.9 million or 0.45% of total assets, at December 31, 2017. We continue to seek to reduce the level of non-performing assets through collections, modifications and sales of OREO. We also take proactive steps to resolve our non-performing loans, including negotiating payment plans, forbearances, loan modifications and loan extensions on delinquent loans when such actions have been deemed appropriate. Our goal is to maintain or improve upon our level of nonperforming assets by managing all segments of our loan portfolio in order to proactively identify and mitigate risk.
Improving Earnings by Expanding Product Offerings. We intend to prudently maintain the percentage of our assets consisting of higher-yielding commercial and multifamily real estate and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations than one-to-four family mortgage loans while maintaining our focus on residential lending. With our long experience and expertise in residential lending we believe we can be effective in capturing mortgage banking opportunities. We continue to develop correspondent relationships to sell nonconforming mortgage loans servicing-released. We also intend to selectively add additional products to further diversify revenue sources and to capture more of each client's banking relationship by offering loan and deposit products and additional services to our clients. We intend to further build relationships with medium and small businesses through new and improving existing product offerings including remote deposit capture, online and mobile cash management, and online tools for wires, ACH and bill payment.
Emphasizing lower cost core deposits to manage the funding costs of our loan growth.  Our strategic focus is to emphasize total relationship banking with our clients to internally fund our loan growth.  We also emphasize reducing wholesale funding sources, including FHLB advances, through the continued growth of core deposits.  We believe that a continued focus on client relationships will help increase the level of core deposits and retail certificates of deposit from consumers and businesses in our market area. We intend to increase demand deposits by growing retail and business banking relationships.   New technology and services are generally reviewed for business development and cost saving opportunities.  We continue to experience growth in client use of our online and mobile banking services, which allow clients to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying while providing our clients greater flexibility and convenience in conducting their banking. In addition to our retail branches, we maintain state of the art technology-based products, such as business cash management, business remote deposit products, business and consumer mobile banking applications and consumer remote deposit products. Total deposits increased to $553.6 million at December 31, 2018, from $514.4 million at December 31, 2017, and $467.7 million at December 31, 2016.  At December 31, 2018, core deposits, which we define as our non-time deposit accounts and time deposit accounts of less than $250,000, increased $33.6 million to $500.9 million, while FHLB advances increased $25.0 million to $84.0 million from December 31, 2017.
Maintaining Our Client Service Focus.  Exceptional service, local involvement (including volunteering and contributing to the communities where we do business) and timely decision-making are integral parts of our business strategy.  Our employees understand the importance of delivering exemplary customer service and seeking opportunities to build relationships with our clients to enhance our market position and add profitable growth opportunities.  We compete with other financial service providers by relying on the strength of our customer service and relationship banking approach.  We believe that one of our strengths is that our employees are also significant shareholders through our employee stock ownership ("ESOP") and 401(k) plans.  We also offer incentives that are designed to reward employees for achieving high quality client relationship growth.
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
Comparison of Financial Condition at December 31, 2018 and December 31, 2017
General.   Total assets increased by $71.5 million, or 11.1%, to $716.7 million at December 31, 2018 from $645.2 million at December 31, 2017.  This increase was primarily the result of an increase in loans held-for-portfolio, which increased $70.9 million or 12.9% compared to one year ago. Asset growth was funded by a $39.2 million, or 7.6%, increase in deposits and a $25.0 million, or 42.4%, increase in FHLB borrowings.
Cash and Securities.  Cash, cash equivalents and our available-for-sale securities increased $652,000, or 1.0%, to $66.8 million at December 31, 2018.  Cash and cash equivalents increased $1.1 million, or 1.9%, to $61.8 million at December 31, 2018.  Available-for-sale securities, which consist primarily of agency mortgage-backed securities, decreased $478,000, or 8.8%, to $5.0 million at December 31, 2018 from $5.4 million at December 31, 2017, primarily as a result of normal principal pay downs on investments during the year.
At December 31, 2018, our securities portfolio consisted of six agency mortgage-backed securities and eight municipal securities with a fair value of $5.0 million.  At December 31, 2017, our securities portfolio consisted of seven agency mortgage-backed securities and eight municipal bonds with a fair value of $5.4 million.
During the year ended December 31, 2018 we did not recognize any non-cash OTTI charges on our investment securities.  At December 31, 2018, three municipal securities had unrealized losses but management determined the decline in value was not related to specific credit deterioration. The unrealized losses were caused by changes in interest rates and the widening of market spreads subsequent to purchase of these securities. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before anticipated recovery of the remaining amortized cost basis.
Loans.  Our loans held for portfolio, net, excluding loans held-for-sale, increased $70.4 million, or 13.0%, to $613.8 million at December 31, 2018 from $543.4 million at December 31, 2017.  Loans held-for-sale decreased to $1.2 million at December 31, 2018 from $1.8 million at December 31, 2017.
The following table reflects the changes in the loan mix, excluding deferred fees, of our portfolio at the end of 2018, as compared to the end of 2017 (dollars in thousands):

	December 31,		Amount	Percent
	2018	2017	Change	Change
One-to-four family	$169,830	$157,417	$12,413	7.9%
Home equity	27,655	28,379	(724)	(2.6)
Commercial and multifamily	252,644	211,269	41,375	19.6
Construction and land	65,259	61,482	3,777	6.1
Manufactured homes	20,145	17,111	3,034	17.7
Floating homes	40,806	29,120	11,686	40.1
Other consumer	6,628	4,902	1,726	35.2
Commercial business	38,804	40,829	(2,025)	(5.0)
Total loans	$621,771	$550,509	$71,262	12.9%
All categories of our loan portfolio increased at December 31, 2018, compared to December 31, 2017, except for commercial business and home equity loans. The increase was primarily a result of positive economic conditions which contributed to demand for credit. The largest dollar increases in the loan portfolio were in the commercial and multifamily loans which increased $41.4 million, or 19.6%, to $252.6 million, one-to-four family loans which increased $12.4 million, or 7.9%, to $169.8 million, floating homes loans which increased $11.7 million, or 40.1%, to $40.8 million, and construction and land loans which increased $3.8 million, or 6.1%, to $65.3 million. Partially offsetting these increases were decreases in commercial business loans of $2.0 million, or 5.0%, to $38.8 million and home equity loans of $724,000, or 2.6%, to $27.7 million.
The increase in our commercial and multifamily real estate loan portfolio was primarily a result of opportunities in the markets where we do business and an emphasis by our commercial lenders to originate these types of loans. Commercial and multifamily real estate loans are generally higher yielding loans and have contributed to diversifying our loan portfolio. We have also experienced appreciation in residential market prices and have a record low inventory of homes for sale due to continued strong demand. Floating and manufactured home loans increased as a result of increased demand for these types of loans by well-qualified borrowers coupled with less competition for these types of loans.  The loan portfolio remains well-diversified with commercial and multifamily real estate loans accounting for 40.6% of the portfolio, one-to-four family real estate loans accounting for 27.3% of the portfolio and home equity, manufactured and floating homes, and other consumer loans accounting for 15.3% of the portfolio at December 31, 2018. Construction and land loans accounted for 10.6% of the portfolio and commercial business loans accounted for the remaining 6.2% of the portfolio at December 31, 2018.  At December 31, 2017, commercial and multifamily real estate loans accounted for 38.4% of the portfolio, one- to-four family real estate loans accounted for 28.5% of the portfolio and home equity, manufactured homes, floating homes, and other consumer loans accounted for 14.5% of the portfolio, construction and land loans accounted for 11.2% of the portfolio and commercial business loans accounted for the remaining 7.4% of the portfolio.
Mortgage Servicing Rights.  At December 31, 2018 and 2017 both, we had $3.4 million in mortgage servicing rights recorded at fair value. We record mortgage servicing rights on loans sold to Fannie Mae with servicing retained and upon acquisition of a servicing portfolio. We stratify our capitalized mortgage servicing rights based upon the type, term and interest rates of the underlying loans.  Mortgage servicing rights are carried at fair value. If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.
Nonperforming Assets.  At December 31, 2018, our nonperforming assets totaled $3.2 million, or 0.45% of total assets, compared to $2.9 million, or 0.45% of total assets at December 31, 2017.
The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio at the dates indicated (dollars in thousands):

	December 31,		Amount	Percent
	2018	2017	Change	Change
Nonaccrual loans	$2,541	$2,149	$392	18.2%
Performing TDRs	126	134	(8)	(6.0)
OREO and repossessed assets	575	610	(35)	(5.7)
Total	$3,242	$2,893	$349	12.1%
Nonperforming assets are comprised of nonaccrual loans, nonperforming TDRs, other real estate owned and other assets.  The increase in nonperforming assets was principally due to an increase in nonaccrual loans of $392,000, or 18.2% and the reduction in OREO and repossessed assets of $35,000, or 5.7% as these assets were sold during the year.
At December 31, 2018, eight TDRs totaling $691,000 were on nonaccrual, five were over 90 days past due totaling $387,000, one loan for $167,000 was 60-89 days past due and two loans totaling $137,000 were less than 60 days past due.  Once a TDR has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, we remove the TDR from nonaccrual status.  Should a TDR, which was performing subsequently, become more than 30 days past due, we then consider it a nonperforming TDR.
OREO and repossessed assets decreased 5.7% to $575,000 at December 31, 2018.  OREO and repossessed assets at December 31, 2018 consisted solely of a former bank branch property located in Port Angeles, Washington which was acquired in 2015 as a part of three branches purchased from another financial institution. It is currently leased to a not-for-profit organization headquartered in our market area at a below market rate. We sold one residential OREO property during 2018 with a net loss of $74,000. During 2017, we sold four personal residences at an aggregate net loss of $94,000 that were being held as OREO. There were no OREO sales in 2018.
Allowance for Loan Losses.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of evaluation in accordance with generally accepted accounting principles in the United States.  It is our best estimate of probable incurred credit losses in our loan portfolio.

The following table reflects the adjustments in our allowance during 2018 and 2017 (dollars in thousands):

	Year Ended December 31,
	2018	2017
Balance at beginning of period	$5,241	$4,822
Charge-offs	(50)	(143)
Recoveries	58	62
Net recoveries (charge-offs)	8	(81)
Provisions charged to operations	525	500
Balance at end of period	$5,774	$5,241
Ratio of net charge-offs during the period to average loans outstanding during the period	—%	0.02%
Allowance as a percentage of nonperforming loans	216.50%	229.57%
Allowance as a percentage of total loans (end of period)	0.93%	0.96%
Our allowance for loan losses increased $533,000, or 10.2%, to $5.8 million at December 31, 2018, from $5.2 million at December 31, 2017.  The provision for loan losses totaled $525,000 for the year ended December 31, 2018 primarily as a result of the increase in loans held-for-portfolio and to a lesser extent the increase in non-performing loans as compared to December 31, 2017.

Specific loan loss reserves decreased to $736,000 at December 31, 2018 compared to $1.1 million at December 31, 2017, while general loan loss reserves increased to $4.0 million at December 31, 2018, compared to $3.2 million at December 31, 2017 and the unallocated reserve increased to $1.0 million compared to $908,000 at December 31, 2017.
The decrease in specific loan loss reserves was primarily due to improvement in financial performance for certain loans since December 31, 2017. The increase in the general reserve was a result of the changes in loan balances and historical loss rates. The overall increase in the allowance for loan losses was primarily due to an increase in loans held-for-portfolio to $619.5 million at December 31, 2018 from $548.6 million at December 31, 2017, and to a lesser extent the increase in non-performing loans. Loans individually evaluated for impairment decreased to $5.9 million at December 31, 2018, compared to $10.7 million at December 31, 2017.  Net recoveries were $8,000 or 0.0% of average loans for the year ended December 31, 2018, compared to net charge-offs of $81,000 or 0.02% of average loans for the year ended December 31, 2017.  At December 31, 2018, the allowance for loan losses as a percentage of total loans and nonperforming loans was 0.93% and 216.50%, respectively, compared to 0.96% and 229.57%, respectively, at December 31, 2017.
Deposits.  Total deposits increased $39.2 million, or 7.6%, to $553.6 million at December 31, 2018 from $514.4 million at December 31, 2017.  The increase was primarily due to increases in noninterest-bearing demand deposits (including escrow accounts) of $23.9 million, or 33.2%, to $96.1 million at December 31, 2018 from $72.1 million at December 31, 2017 and certificates of deposit accounts which increased $27.3 million, or 16.6% to $191.8 million at December 31, 2018 from $164.6 million at December 31, 2017. These increases were partially offset by a $8.5 million, or 4.9%, decrease in interest-bearing demand accounts to $164.9 million at December 31, 2018 from $173.4 million at December 31, 2017, and a $8.2 million, or 14.9%, decrease in money market accounts to $46.7 million at December 31, 2018 from $54.9 million at December 31, 2017. The increase in noninterest-bearing demand accounts was primarily a result of our continued emphasis on attracting relatively low-cost core deposit accounts from small businesses and consumers. The increase in our total deposits at December 31, 2018 compared to December 31, 2017 reflects our continued focus on generating low cost deposits to support our loan growth. There were no brokered deposits outstanding at December 31, 2018 compared to $512,000 at December 31, 2017.

A summary of deposit accounts with the corresponding weighted-average cost at December 31, 2018 and 2017 is presented below (dollars in thousands):

	December 31, 2018		December 31, 2017
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$93,823	—%	$69,094	—%
Interest-bearing demand	164,919	0.47	173,413	0.43
Savings	54,102	0.29	49,450	0.21
Money market	46,689	0.24	54,860	0.21
Certificates	191,825	1.58	164,554	1.33
Escrow	2,243	—	3,029	—
Total	$553,601	0.71%	$514,400	0.61%
Borrowings.  FHLB advances increased $25.0 million, or 42.4%, to $84.0 million at December 31, 2018, with a weighted-average cost of 2.72%, from $59.0 million at December 31, 2017, with a weighted-average cost of 1.63%.  This increase in borrowings was a result of the growth in our loan portfolio. We rely on FHLB advances to fund interest-earning assets when deposits alone cannot fully fund interest-earning asset growth.  This reliance on borrowings, rather than deposits, may increase our overall cost of funds.
Stockholders' Equity.  Total stockholders' equity increased $6.5 million, or 9.9%, to $71.6 million at December 31, 2018, from $65.2 million December 31, 2017. This increase primarily reflects net income of $7.0 million, stock-based compensation of $273,000, and ESOP share allocations of $421,000, partially offset by cash dividends of $1.4 million.
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

	December 31,
	2018			2017			2016
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Loans (1)	$589,205	$31,661	5.37%	$508,520	$26,707	5.25%	$474,356	$24,608	5.19%
Investments and interest bearing accounts	60,628	1,286	2.12	51,747	742	1.43	45,613	442	0.97
Total interest-earning assets (1)	649,833	32,947	5.07	560,267	27,449	4.90	519,969	25,050	4.82
Interest-bearing liabilities:
Savings and money market accounts	100,639	200	0.20	101,717	164	0.16	92,741	147	0.16
Demand and NOW accounts	170,518	874	0.51	163,009	744	0.46	135,465	529	0.39
Certificate accounts	174,922	2,765	1.58	157,575	2,113	1.34	165,210	2,032	1.23
Borrowings	69,900	1,521	2.18	29,791	347	1.16	36,609	211	0.58
Total interest-bearing liabilities	515,979	5,360	1.04%	452,092	3,368	0.74%	430,025	2,919	0.68
Net interest income		$27,587			$24,081			$22,131
Net interest rate spread			4.03%			4.15%			4.14%
Net earning assets	$133,854			$108,175			$89,944
Net interest margin			4.25%			4.30%			4.26%
Average interest-earning assets to average interest-bearing liabilities		125.94%			123.93%			120.92%

(1)	Calculated net of deferred loan fees, loan discounts and loans in process.

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

	Year Ended December 31, 2018 vs. 2017			Year Ended December 31, 2017 vs. 2016
	Increase (Decrease) due to		Total Increase	Increase (Decrease) due to		Total Increase
	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans	$4,336	$618	$4,954	$1,794	$305	$2,099
Investments and interest bearing accounts	188	356	544	88	212	300
Total interest-earning assets	4,524	974	5,498	1,882	517	2,399
Interest-bearing liabilities:
Savings and Money Market accounts	(2)	38	36	14	3	17
Demand and NOW accounts	38	92	130	126	89	215
Certificate accounts	274	378	652	(102)	183	81
Borrowings	873	301	1,174	(79)	215	136
Total interest-bearing liabilities	$1,183	$809	$1,992	$(41)	$490	$449
Change in net interest income			$3,506			$1,950
Comparison of Results of Operation for the Years Ended December 31, 2018 and 2017
General. Net income increased $1.9 million to $7.0 million, or $2.74 per diluted common share for the year ended December 31, 2018, from $5.1 million, or $2.00 per diluted common share for the year ended December 31, 2017.  The primary reasons for the increase in net income in 2018 compared to last year was due to higher net interest income and noninterest income and lower provision for income taxes, which were partially offset by higher noninterest expense. Income for the year ended December 31, 2018 was positively impacted by a $1.2 million decrease in tax expense due to tax rate changes, while the year ended December 31, 2017 was negatively impacted by $309,000 in tax expense related to an adjustment to the Company's deferred tax asset from the tax rate changes.
Interest Income.  Total interest income increased by $5.5 million, or 20.0%, to $32.9 million for the year ended December 31, 2018, from $27.4 million for the year ended December 31, 2017.  The increase in interest income for the year primarily reflects the increase in the average balance of interest-earning assets, in particular our average balance of loans held for portfolio and, to a lesser extent, a higher weighted-average yield on interest-earning assets during the year ended December 31, 2018 as compared to the prior year.
Our weighted-average yield on interest-earning assets increased to 5.07% for the year ended December 31, 2018, compared to 4.90% for the year ended December 31, 2017. The weighted-average yield on loans increased 12 basis points to 5.37% for the year ended December 31, 2018 from 5.25% for the year ended December 31, 2017.  The weighted-average yield on investments was 2.12%, compared to 1.43% for the year ended December 31, 2017. The increase in the average loan yield was due to the increase in market interest rates over the past year and the increase in the average balance of the loan portfolio. The average balance of loans portfolio increased $80.7 million, or 15.9%, for the year ended December 31, 2018 as compared to the prior year.  The increase in the average outstanding balance in our loan portfolio compared to prior year was primarily a result of positive economic conditions which contributed to demand for credit.  The average balance of available-for-sale securities and interest-bearing accounts increased $8.9 million, or 17.2%, for the year ended December 31, 2018 as compared to the prior year.  The increase in the average yields for all of our interest-earning assets for the year ended December 31, 2018 as compared to the prior year was due to the increase in market interest rates over the past year.

Interest Expense.  Interest expense increased $2.0 million, or 59.1%, to $5.4 million for the year ended December 31, 2018, from $3.4 million for the year ended December 31, 2017.  This increase was primarily due to increases in both the average balance of and rates paid on deposits and FHLB advances. Our overall weighted-average cost of interest-bearing liabilities was 1.04% for the year ended December 31, 2018, compared to 0.74% for the year ended December 31, 2017. The rise in the cost of interest-bearing liabilities resulted from the increase in the targeted federal funds rate over the past year.
Interest paid on deposits increased $818,000, or 27.1%, to $3.8 million for the year ended December 31, 2018, from $3.0 million for the year ended December 31, 2017, driven by an increase of $23.8 million, or 5.6% in the average balance of interest-bearing deposits to $446.1 million and a 10 basis points increase in the average rate paid on interest-bearing deposits for the year ended December 31, 2018. The average balance of total deposits increased $43.7 million to $537.2 million for the year ended December 31, 2018 as compared to $493.6 million for the same period in 2017. Our weighted-average cost of deposits was 0.71% during the year ended December 31, 2018 as compared to 0.61% during the prior year. The increase in average cost of deposits during the year ended December 31, 2018 was primarily a result of the increase in market interest rates.
Interest expense on borrowings increased $1.2 million, or 338.3%, to $1.5 million for the year ended December 31, 2018 from $347,000 for the year ended December 31, 2017. The increase in interest expense on borrowings for the year ended December 31, 2018 was due to an increase in the average balance of borrowings and an increase in short-term interest rates from the rise in the targeted federal funds rate during the year. Average borrowings during the year ended December 31, 2018 were $69.9 million, compared to $29.8 million for the year ended December 31, 2017. The average cost of borrowings for the year ended December 31, 2018 increased to 2.18% compared to 1.16% for the year ended December 31, 2017.
Net Interest Income.  Net interest income increased $3.5 million, or 14.6%, to $27.6 million for the year ended December 31, 2018, from $24.1 million for the year ended December 31, 2017.  The year over year increase primarily resulted from increased interest income due primarily to both higher average loan balances and higher yields on our loan portfolio, partially offset by increased interest expense. Our net interest margin was 4.25% for the year ended December 31, 2018, compared to 4.30% for the year ended December 31, 2017. The decrease was primarily due to higher funding costs as interest rates paid on interest-bearing liabilities increased more rapidly than yields earned on interest-earning assets.
Provision for Loan Losses .  We establish our allowance for loan losses through provisions for loan losses, which are charged to earnings, at a level required to reflect management's best estimate of the probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers' ability to repay, estimated value of any underlying collateral, peer group data, prevailing economic conditions, and other qualitative factors.  Large groups of smaller balance homogeneous loans, such as one-to four-family, commercial and multifamily real estate, home equity and consumer loans, including floating homes and manufactured homes, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data.  Loans, for which management has concerns about the borrowers' ability to repay, are evaluated individually, and specific loss allocations are provided for these loans when necessary.
We recorded a provision for loan losses of $525,000 for the year ended December 31, 2018, compared to $500,000 for the year ended December 31, 2017. The increase in the provision for the year was primarily a result of the growth in loans held for portfolio, which increased 12.9% from a year ago. Net loan recoveries were $8,000 for the year ended December 31, 2018, compared to net charge-offs of $81,000 for the year ended December 31, 2017.  Nonperforming loans increased $384,000 during the year to $2.7 million at December 31, 2018, compared to a year ago.
For the year ended December 31, 2018, the percentage of net recoveries/charge-offs to average loans outstanding was to 0.0% compared to 0.02% for the year ended December 31, 2017.  Nonperforming loans to total loans increased slightly to 0.43% at December 31, 2018 from 0.42% at December 31, 2017.  The allowance for loan losses increased to $5.8 million at December 31, 2018 compared to $5.2 million at December 31, 2017.  See "- Comparison of Financial Condition at December 31, 2018 and December 31, 2017 – Delinquencies and Nonperforming Assets" for more information on nonperforming loans in 2018.
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

Noninterest Income .  Noninterest income increased $647,000, or 16.8%, to $4.5 million for the year ended December 31, 2018, as compared to $3.9 million for the year ended December 31, 2017 as reflected below (dollars in thousands):

	Year Ended December 31,		Amount	Percent
	2018	2017	Change	Change
Service charges and fee income	$1,876	$1,895	$(19)	(1.0)%
Earnings on cash surrender value of bank owned life insurance	320	327	(7)	(2.1)
Mortgage servicing income	562	566	(4)	(0.7)
Net gain on sale of loans	1,258	1,071	187	17.5
Other income	490	—	490	NM
Total noninterest income	$4,506	$3,859	$647	16.8%
NM = not meaningful

The increase in noninterest income from one year ago was primarily due to one-time proceeds of $490,000 from the gain on sale of Visa B Shares, included in other noninterest income, and a $187,000 increase in net gain on sale of loans, partially offset by a decrease in service charges and fees income.

Noninterest Expense .  Noninterest expense increased $3.6 million, or 18.6%, to $22.8 million for the year ended December 31, 2018, from $19.2 million for the year ended December 31, 2017, as reflected below (dollars in thousands):

	Year Ended December 31,		Amount	Percent
	2018	2017	Change	Change
Salaries and benefits	$12,775	$10,733	$2,042	19.0%
Operations	5,370	4,348	1,022	23.5
Regulatory assessments	432	431	1	0.2
Occupancy	2,139	1,889	250	13.2
Data processing	2,021	1,736	285	16.4
Losses and expenses on OREO and repossessed assets	86	110	(24)	(21.8)
Total noninterest expense	$22,823	$19,247	$3,576	18.6%
The increase in noninterest expense from the year ended December 31, 2017 was primarily due to higher expense for salaries and benefits, operations and occupancy. Salaries and benefits expense increased $2.0 million compared to a year ago, primarily due to higher medical expenses, and an increase in the number of full-time equivalent employees ("FTE's") as a result of the addition of our University Place branch and loan production office in Sequim in 2017, as well as addition of our new Belltown branch in 2018. In addition, the percent of incentive bonuses paid out quarterly increased starting in January 2018, which also contributed to the year-over-year increase. Operations expense increased $1.0 million from a year ago, primarily due to an increase in audit fees, professional fees and loan related expenses. For the year ended December 31, 2018, compared to the prior year, occupancy expense increased $250,000, or 13.2%, due to a one-time adjustment to recognize straight-line rent expense over the life of a lease.
The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, for the year ended December 31, 2018 was 71.12%, compared to 68.89% for the year ended December 31, 2017.  The slight increase in the efficiency ratio compared to the prior year was primarily due to the increase in noninterest expense outpacing the increase in net interest income and noninterest income.
Income Tax Expense . The provision for income taxes decreased $1.4 million, or 44.4% to $1.7 million for the year ended December 31, 2018, compared to $3.1 million for the year ended December 31, 2017.  The decrease was primarily a result of the Tax Act, which impacted the Company positively in 2018 by reducing its statutory federal corporate income tax rate from 35% to 21%, and negatively in 2017 by requiring the Company to revalue its net deferred tax assets, resulting in a $309,000 adjustment through income tax expense in 2017. The effective tax rates for the years ended December 31, 2018 and 2017 were 19.5% and 38.4%, respectively.

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
We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet demands for client funds (particularly withdrawals of deposits).  At December 31, 2018, we had $66.8 million in cash and investment securities available for sale and $1.2 million in loans held-for-sale. We can also obtain funds from borrowings, primarily FHLB advances.  At December 31, 2018, we had the ability to borrow an additional $156.0 million in FHLB advances, subject to certain collateral requirements and we had access to additional borrowings of $47.3 million through the Federal Reserve's Discount Window, subject to certain collateral requirements.  In addition, we also had available $21.0 million of credit facilities with other financial institutions, with no balance outstanding at December 31, 2018 or 2017.
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
As disclosed in our Consolidated Statements of Cash Flows in Item 8 of this Annual Report on Form 10-K, cash and cash equivalents increased $1.1 million to $61.8 million as of December 31, 2018, from $60.7 million at December 31, 2017.  Net cash provided by operating activities was $10.3 million for the year ended December 31, 2018.  Net cash of $71.5 million was used in investing activities for the year ended December 31, 2018 and consisted principally of loan originations, net of principal repayments. There was $62.3 million of cash provided by financing activities for the year ended December 31, 2018 which primarily consisted of a $39.2 million increase in deposits and a $25.0 million net increase in FHLB advances.
Sound Financial Bancorp is a separate legal entity from Sound Community Bank and must provide for its own liquidity.  In addition to its own operating expenses (many of which are paid to Sound Community Bank), Sound Financial Bancorp is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt.  Sound Financial Bancorp's primary source of funds is dividends from Sound Community Bank, which are subject to regulatory limits.  At December 31, 2018 Sound Financial Bancorp, on an unconsolidated basis, had $18,000 in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.
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
We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At December 31, 2018, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $110.6 million.  Certificates of deposit scheduled to mature in one year or less at December 31, 2018, totaled $110.7 million.  It is management's policy to offer deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe that a majority of maturing deposits will remain with us. See also the Consolidated Statements of Cash Flows, included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K, for further information.

Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage clients' requests for funding and take the form of loan commitments and lines of credit.  For the year ended December 31, 2018, we did not engage in any off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet loan commitments at December 31, 2018, is as follows (in thousands):

Off-balance sheet loan commitments:	Amount
Residential mortgage commitments	$3,176
Unfunded construction commitments	60,632
Unused lines of credit	45,315
Irrevocable letters of credit	1,460
Total loan commitments	$110,583
Capital
Sound Community Bank is subject to minimum capital requirements imposed by regulations of the FDIC.  Based on its capital levels at December 31, 2018, Sound Community Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at December 31, 2018, Sound Community Bank was considered to be well-capitalized. Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank's "well-capitalized" status. For additional details see Note 15 in the Notes to Consolidated Financial Statements contained in "Item 8.  Financial Statements and Supplementary Data" and "Item 1. "Business - How We Are Regulated—Regulation of Sound Community Bank—Capital Rules" of this Form 10-K.
The following table shows the capital ratios of Sound Community Bank at December 31, 2018 (dollars in thousands):

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital to average total adjusted assets (1)	$69,685	9.73%	$28,659	4.0%	$35,824	5.0%
Common Equity Tier 1 to risk-weighted assets (2)	69,685	11.76	26,665	4.5	38,516	6.5
Tier 1 Capital to risk-weighted assets (2)	69,685	11.76	35,553	6.0	47,404	8.0
Total Capital to risk-weighted assets (2)	$75,874	12.80%	$47,404	8.0%	$59,255	10.0%

(1)	Based on total adjusted assets of $716,475 at December 31, 2018.

(2)	Based on risk-weighted assets of $592,551 at December 31, 2018.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations. If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2018, Sound Financial Bancorp would have exceeded all regulatory capital requirements. The estimated regulatory capital ratios calculated for Sound Financial Bancorp as of December 31, 2018 were 9.85% for Tier 1 Capital to total adjusted assets, 11.92% for both Common Equity Tier 1 risk-based capital, and Tier 1 Capital to risk-based assets and 12.96% for total risk-based capital.

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
As part of our efforts to monitor and manage interest rate risk, we maintain an interest rate risk model and utilize software and resources provided by a third party. The model contains several assumptions that are based upon a combination of proprietary and market data that reflect historical results and current market conditions. These assumptions relate to interest rates, prepayments, deposit decay rates and the market value of certain assets under the various interest rate scenarios. The model's capital at risk measure, also known as the Economic Value of Equity ("EVE"), evaluates the change in the projected EVE over a two-year period given an immediate increase or decrease in interest rates. It considers both the absolute dollar change in EVE and also the percentage change in EVE. Management and the Board of Directors review these measurements on a quarterly basis to determine whether our interest rate exposure is within the limits established by the Board of Directors.
Our asset/liability management strategy dictates acceptable limits on the amounts of change in given changes in interest rates. For interest rate increases of 100, 200, 300 and 400 basis points, our policy dictates that our EVE percentage change should not decrease greater than 10%, 20%, 25% and 30%, respectively and that our EVE ratio not fall below 9%, 8%, 6% and 5%, respectively. As illustrated in the table below, we were in compliance with this aspect of our asset/liability management policy at December 31, 2018.
The table presented below, at December 31, 2018, is an internal analysis of our interest rate risk as measured by changes in EVE for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 400 basis points and down 200 basis points. Given that the current targeted Federal Funds Rate is a range of 2.25 to 2.50%, a 300 basis point reduction in rates is not reported.

As illustrated in the table below (dollars in thousands), our EVE would be negatively impacted by an increase in interest rates of 400 basis points or a decrease in interest rates of 100 and 200 basis points. Our EVE is impacted as a result of deposit accounts re-pricing more rapidly than loans and securities due to the fixed rate nature of a large portion of our loan and security portfolios. As interest rates increase, the market value of our fixed rate assets decline due to both rate increases and slowing prepayments.

December 31, 2018
Change in Interest Rates in Basis Points (bps)	Economic Value of Equity			EVE Ratio %
	$ Amount	$ Change	% Change
+400	$91,450	$(385)	(0.42)%	13.84%
+300	93,214	1,379	1.50	13.86
+200	94,125	2,290	2.49	13.76
+100	93,732	1,897	2.07	13.47
0	91,835	—	—	12.97
-100	88,733	(3,102)	(3.38)	12.34
-200	$79,203	$(12,633)	(13.76)%	10.84%
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Sound Financial Bancorp, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sound Financial Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2108 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Moss Adams, LLP

Everett, Washington
March 14, 2019

We have served as the Company’s auditor since 2002.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$61,810	$60,680
Available-for-sale securities, at fair value	4,957	5,435
Loans held-for-sale	1,172	1,777
Loans held for portfolio	619,543	548,595
Allowance for loan losses	(5,774)	(5,241)
Total loans held for portfolio, net	613,769	543,354
Accrued interest receivable	2,287	1,977
Bank-owned life insurance, net	13,365	12,750
Other real estate owned ("OREO") and repossessed assets, net	575	610
Mortgage servicing rights, at fair value	3,414	3,426
Federal Home Loan Bank ("FHLB") stock, at cost	4,134	3,065
Premises and equipment, net	7,044	7,392
Other assets	4,208	4,778
Total assets	$716,735	$645,244
LIABILITIES
Deposits
Interest-bearing	$457,535	$442,277
Noninterest-bearing demand	96,066	72,123
Total deposits	553,601	514,400
Borrowings	84,000	59,000
Accrued interest payable	137	77
Other liabilities	6,681	5,972
Advance payments from borrowers for taxes and insurance	689	635
Total liabilities	645,108	580,084
COMMITMENTS AND CONTINGENCIES (NOTE 7 and 17)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,544,059 and 2,511,127 issued and outstanding as of December 31, 2018 and 2017, respectively	25	25
Additional paid-in capital	25,663	24,986
Unearned shares - Employee Stock Ownership Plan ("ESOP")	(340)	(453)
Retained earnings	46,165	40,493
Accumulated other comprehensive income, net of tax	114	109
Total stockholders' equity	71,627	65,160
Total liabilities and stockholders' equity	$716,735	$645,244
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017
INTEREST INCOME
Loans, including fees	$31,661	$26,707
Interest and dividends on investments, cash and cash equivalents	1,286	742
Total interest income	32,947	27,449
INTEREST EXPENSE
Deposits	3,839	3,021
Borrowings	1,521	347
Total interest expense	5,360	3,368
Net interest income	27,587	24,081
PROVISION FOR LOAN LOSSES	525	500
Net interest income after provision for loan losses	27,062	23,581
NONINTEREST INCOME
Service charges and fee income	1,876	1,895
Earnings on cash surrender value of bank-owned life insurance	320	327
Mortgage servicing income	562	566
Net gain on sale of loans	1,258	1,071
Other income	490	—
Total noninterest income	4,506	3,859
NONINTEREST EXPENSE
Salaries and benefits	12,775	10,733
Operations	5,370	4,348
Occupancy	2,139	1,889
Data processing	2,021	1,736
Regulatory assessments	432	431
Net loss and expenses on OREO and repossessed assets	86	110
Total noninterest expense	22,823	19,247
Income before provision for income taxes	8,745	8,193
Provision for income taxes	1,706	3,068
Net income	7,039	5,125
Earnings per common share:
Basic	$2.82	$2.05
Diluted	$2.74	$2.00
Weighted average number of common shares outstanding:
Basic	2,498,161	2,504,430
Diluted	2,567,165	2,568,082
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2018	2017
Net income	$7,039	$5,125
Available for sale securities:
Unrealized gains arising during the year	7	43
Income tax expense related to unrealized gains/losses	(2)	(15)
Other comprehensive income, net of tax	5	28
Comprehensive income	$7,044	$5,153
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders' Equity
Balance at December 31, 2016	2,498,804	$25	$23,979	$(683)	$36,873	$81	$60,275
Net income					5,125		5,125
Other comprehensive loss, net of tax						28	28
Share-based compensation			523				523
Restricted stock awards	576						—
Cash dividends on common stock ($0.60 per share)					(1,505)		(1,505)
Common stock repurchased	(3,353)						—
Common stock options exercised	15,100		43				43
Allocation of ESOP shares			441	230			671
Balance at December 31, 2017	2,511,127	$25	$24,986	$(453)	$40,493	$109	$65,160

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders' Equity
Balance at December 31, 2017	2,511,127	$25	$24,986	$(453)	$40,493	$109	$65,160
Net income					7,039		7,039
Other comprehensive income, net of tax			(22)			5	(17)
Share-based compensation			273				273
Restricted stock awards	323						—
Cash dividends on common stock ($0.54 per share)					(1,367)		(1,367)
Common stock repurchased	(16,314)						—
Restricted shares forfeited	(343)						—
Common stock options exercised	49,266		118				118
Allocation of ESOP shares			308	113			421
Balance at December 31, 2018	2,544,059	$25	$25,663	$(340)	$46,165	$114	$71,627
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,039	$5,125
Adjustments to reconcile net income to net cash from operating activities:
Amortization (accretion) of net premiums/discounts on investments	41	(2)
Provision for loan losses	525	500
Depreciation and amortization	989	943
Compensation expense related to stock options and restricted stock	273	523
Change in fair value of mortgage servicing rights	513	135
Increase in cash surrender value of BOLI	(320)	(327)
Net change in advances from borrowers for taxes and insurance	54	(3)
Deferred income tax	69	106
Net gain on sale of loans	(1,258)	(1,071)
Proceeds from sale of loans held-for-sale	49,341	51,959
Originations of loans held-for-sale	(47,979)	(51,794)
Net loss on OREO and repossessed assets	74	94
Change in operating assets and liabilities:
Accrued interest receivable	(310)	(161)
Other assets	505	(305)
Accrued interest payable	60	4
Other liabilities	709	1,098
Net cash provided by operating activities	10,325	6,824
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available for sale securities	416	1,214
Net increase in loans	(70,995)	(48,651)
Purchase of BOLI	(295)	(341)
Proceeds from sale of OREO and other repossessed assets	16	468
Purchases of premises and equipment, net	(641)	(2,474)
Net cash received from branch acquisition	—	13,671
Net cash used in investing activities	(71,499)	(36,113)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	39,201	32,195
Proceeds from borrowings	262,000	229,000
Repayment of borrowings	(237,000)	(224,792)
FHLB stock purchased	(1,069)	(225)
ESOP shares released	421	671
Proceeds from common stock option exercises	118	43
Dividends paid on common stock	(1,367)	(1,505)
Net cash provided by financing activities	62,304	35,387
Net increase in cash and cash equivalents	1,130	6,098
Cash and cash equivalents, beginning of year	60,680	54,582
Cash and cash equivalents, end of year	$61,810	$60,680

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$2,670	$2,460

Interest paid on deposits and borrowings	5,300	3,364
Noncash net transfer from loans to OREO and repossessed assets	55	—
Acquired assets	—	803
Assumed liabilities	$—	$14,474
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1 - Organization and significant accounting policies
Sound Financial Bancorp, a Maryland corporation ("Sound Financial Bancorp" or the "Company"), is a bank holding company for its wholly owned subsidiary, Sound Community Bank (the "Bank"). Substantially all of Sound Financial Bancorp's business is conducted through Sound Community Bank, a Washington state-chartered commercial bank. As a Washington commercial bank, the Bank's regulators are the Washington State Department of Financial Institutions ("WDFI") and the Federal Deposit Insurance Corporation ("FDIC"). The Board of Governors of the Federal Reserve System ("Federal Reserve") is the primary federal regulator for Sound Financial Bancorp. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank.
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
Investment securities – Investment securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale ("AFS"), or (3) trading. The Company had no held-to-maturity or trading securities at December 31, 2018 or 2017. AFS securities consist of debt securities that the Company has the intent and ability to hold for an indefinite period, but not necessarily to maturity. Such securities may be sold to implement the Company's asset/liability management strategies and/or in response to changes in interest rates and similar factors. AFS securities are reported at fair value. Dividend and interest income are recognized when earned.
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

Notes to Consolidated Financial Statements

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
Loans – The Company grants mortgage, commercial, and consumer loans to clients. A substantial portion of the loan portfolio is represented by loans secured by real estate located throughout the Puget Sound region, especially King, Snohomish and Pierce Counties, and in Clallam and Jefferson Counties of Washington State. The ability of the Company's debtors to honor their contracts is dependent upon employment, real estate and general economic conditions in these areas.
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

Notes to Consolidated Financial Statements

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
For such loans that are also classified as impaired, a specific component within the allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan. The general component covers non-impaired loans and is based upon historical loss experience adjusted for qualitative factors.
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
Federal Home Loan Bank stock – The Company is a member of the Federal Home Loan Bank of Des Moines ("FHLB"). FHLB stock represents the Company's investment in the FHLB and is carried at par value, which reasonably approximates its

Notes to Consolidated Financial Statements

fair value. As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2018 and 2017, the Company's minimum required investment in FHLB stock was $4.1 million and $3.1 million, respectively. Typically the Company may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.
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
Advertising costs – The Company expenses advertising costs as they are incurred. Advertising costs, including other marketing expenses were $244,000 and $204,000 for the years ended December 31, 2018 and 2017, respectively.
Comprehensive income – Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale investments, are reported as a separate component of the equity section of the consolidated balance sheets, net of tax. Such items, along with net income, are components of comprehensive income.
Intangible assets – At December 31, 2018 and 2017, the Company had $209,000 and $362,000, respectively, of identifiable intangible assets included in other assets as a result of the acquisition of deposits from other institutions. These assets are amortized using the straight-line method over a period of 8-10 years and have a remaining weighted average life of 5.6 years. Management reviews intangible assets for impairment on an annual basis. No impairment losses have been recognized in the periods presented.
Employee stock ownership plan (ESOP) – The Company sponsors a leveraged ESOP. As shares are committed to be released, compensation expense is recorded equal to the market price of the shares, and the shares become outstanding for purposes of earnings per share calculations. Cash dividends on allocated shares (those credited to ESOP participants' accounts) are recorded as a reduction of stockholders' equity and distributed directly to participants' accounts. Cash dividends on unallocated shares (those held by the ESOP not yet credited to participants' accounts) are used to pay administrative expenses and debt service requirements of the ESOP. See Note 13 – Employee Benefits for further information. At December 31, 2018, there were 34,020 unallocated shares in the plan. Shares released on December 31, 2018 totaled 11,340 and will be credited to plan participants' accounts in 2019.

Notes to Consolidated Financial Statements

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

Note 2 – Accounting Pronouncements Recently Issued or Adopted
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No.

Notes to Consolidated Financial Statements

2018-13, "Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"). This ASU modifies the disclosure requirements on fair value measurements. The following disclosure requirements were removed from FASB Accounting Standards Codification ("ASC") Topic 820 - Fair Value Measurement: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. This ASU clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The ASU adds the following disclosure requirements for Level 3 measurements: (1) changes in unrealized gains and losses for the period included in other comprehensive income for the recurring Level 3 fair value measurements held at the end of the reporting period; and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.  Amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for any removed or modified disclosures. The adoption of ASU 2018-13 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU amends the accounting for share-based payments awards to nonemployees to align with the accounting for employee awards. Under the new guidance, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. Amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and early adoption is permitted. The adoption of ASU No. 2018-07 on January 1, 2019 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2018, FASB issued ASU No. 2018-5, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the Tax Cuts and Jobs Act of 2017 ("Tax Act") and allows for entities to report provisional amounts for specific income tax effects of the Tax Act for which the accounting under Topic 740 was not yet complete, but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity's financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the consolidated financial statements on Form 10-K as of December 31, 2017. For the year ended December 31, 2018, the Company did not incur any adjustments to the provisional recognition.

In February 2018, FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). This ASU was issued to allow a reclassification from accumulated other comprehensive income to retained earnings from stranded tax effects resulting from the revaluation of the Company's net deferred tax asset ("DTA") to the new corporate tax rate of 21% as a result of the "Tax Act". The ASU is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. The adoption of ASU No. 2018-02 did not have a material impact on the Company's consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity's risk management activities by better aligning the entity's financial reporting for hedging relationships with those risk management activities and  reduce the complexity of and simplify the application of hedge accounting by preparers. The amendments in this ASU permit hedge accounting for hedging relationships involving nonfinancial risk and interest rate risk by removing certain limitations in cash flow and fair value hedging relationships. In addition, the ASU requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and early adoption is permitted. The adoption of ASU No. 2017-12 on January 1, 2019, is not expected to have a material impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation--Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU was issued to provide clarity as to when to apply modification accounting when there is a change in the

Notes to Consolidated Financial Statements

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20). ASU 2017-08 is intended to amend the amortization period for certain purchased callable debt securities held at a premium. Under ASU 2017-08, the FASB is shortening the amortization period for the premium to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The adoption of ASU No. 2017-08 on January 1, 2019 is not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017-04, which eliminates Step 2 from the goodwill impairment test. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Adoption of ASU 2017-04 is required for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The measurement of expected credit losses will be based on historical information, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. Available-for-sale securities will bifurcate the fair value mark and establish an allowance for credit losses through the income statement for the credit portion of that mark. The interest portion will continue to be recognized through accumulated other comprehensive income or loss. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 with early adoption permitted after December 15, 2018. The Company is evaluating its current expected loss methodology on the loan and investment portfolios to identify the necessary modifications in accordance with this standard and expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company is in the process of compiling historical data that will be used to calculate expected credit losses on the loan portfolio to ensure that it is fully compliant with the ASU at the adoption date and is evaluating the potential impact adoption of this ASU will have on its consolidated financial statements. While the Company has not quantified the impact of this ASU, it does expect changing from the current incurred loss model to an expected loss model

Notes to Consolidated Financial Statements

will result in an earlier recognition of losses. The Company also expects that once adopted the allowance for loan losses will increase, however, until its evaluation is complete the magnitude of the increase will be unknown.

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

The Company is currently evaluating the impact of ASU 2016-02. Upon adoption of this guidance on January 1, 2019, we expect the right-of-use assets and lease liabilities recorded will be less than 5% of our total assets. The Company does not expect the new lease standard to have a material impact on its consolidated financial statements.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. In addition, the amendments in this ASU require an entity to disclose the fair value of financial instruments using the exit price notion. Exit price is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The methods of determining the fair value of assets and liabilities are consistent with our methodologies disclosed in Note 11 - Fair Value Measurements of this Form 10-K, except for the valuation of loans held-for-investment and time deposits which were impacted by the adoption of ASU 2016-01. Prior to adopting the amendments included in the standard, the Company was allowed to measure fair value under an entry price notion. The entry price notion previously applied by the Company used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument. The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets. As of December 31, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The amendments in this ASU were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Refer to Note 11 of this Form 10-K. Prior period information has not been updated to conform with the new guidance. The adoption of ASU 2016-01 did not have a material impact on the Company's consolidated financial statements.

In May 2014, the "FASB" issued "ASU" No. 2014-09, Revenue from Contracts with Customers (Topic 606). In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) which postponed the effective date of 2014-09. Subsequently, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. This amendment clarifies that an entity should determine if it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The core principle of Topic 606 is that an entity must recognize revenue when it has satisfied a performance obligation of transferring promised goods or services to a customer. These standards were effective for interim and annual periods beginning after December 15, 2017. The Company has analyzed its revenue sources of noninterest income to determine when the satisfaction of the performance obligation occurs and the appropriate recognition of revenue. For further information, see Note 19 - Revenue from Contracts with Customers of this Form 10-K. The adoption of these ASUs did not have a material impact on the Company's consolidated financial statements, other than the additional disclosures included in Note 19 of this Form 10-K.

Notes to Consolidated Financial Statements

Note 3 – Restricted Cash
Federal Reserve Board regulations require that the Company maintain certain minimum reserve balances either as cash on hand or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The reserve balances were $13.8 million and $12.2 million at December 31, 2018 and 2017, respectively.

Note 4 – Investments
The amortized cost and fair value of AFS securities and the corresponding amounts of gross unrealized gains and losses at December 31, 2018 and 2017 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018
Municipal bonds	$3,218	$122	$(23)	$3,317
Agency mortgage-backed securities	1,594	46	—	1,640
Total	$4,812	$168	$(23)	$4,957

December 31, 2017
Municipal bonds	$3,240	$155	$(26)	$3,369
Agency mortgage-backed securities	2,030	36	—	2,066
Total	$5,270	$191	$(26)	$5,435
The amortized cost and fair value of AFS securities at December 31, 2018, by contractual maturity, are shown below (in thousands). Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	December 31, 2018
	Amortized Cost	Fair Value	Weighted-Average Yield
Due in one to five years	$1,566	$1,550	1.93%
Due after five to ten years	460	485	4.75
Due after ten years	1,192	1,282	5.43
Mortgage-backed securities	1,594	1,640	4.14
Total	$4,812	$4,957	3.82%
There were no pledged securities at December 31, 2018 and 2017. There were no sales of AFS securities during the years ended December 31, 2018 and 2017.
The following tables summarize the aggregate fair value and gross unrealized loss by length of time of those investments that have been in a continuous unrealized loss position at December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$—	$—	$1,283	$(23)	$1,283	$(23)
Total	$—	$—	$1,283	$(23)	$1,283	$(23)

Notes to Consolidated Financial Statements

	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$—	$—	$1,302	$(26)	$1,302	$(26)
Total	$—	$—	$1,302	$(26)	$1,302	$(26)
There were no credit losses recognized in earnings during the years ended December 31, 2018 and 2017 relating to the Company's securities.
At December 31, 2018, the securities portfolio consisted of six agency mortgage-backed securities and eight municipal securities with a fair value of $5.0 million. At December 31, 2017, the securities portfolio consisted of seven agency mortgage-backed securities and eight municipal bonds with a fair value of $5.4 million. At both the December 31, 2018 and 2017, there were no securities in an unrealized loss position for less than 12 months, and there were three municipal securities in an unrealized loss position for more than 12 months. For both the 2018 and 2017 periods, the unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. The unrealized losses on these investments are not considered other-than-temporary impairment ("OTTI") during the years ended December 31, 2018 and 2017, because the decline in fair value is not attributable to credit quality and because we do not intend, and it is not likely that we will be required, to sell these securities before recovery of their amortized cost basis.

Notes to Consolidated Financial Statements

Note 5 – Loans
The composition of the loan portfolio, excluding loans held-for-sale, at December 31, 2018 and 2017 is as follows (in thousands):

	At December 31,
	2018	2017
Real estate loans:
One-to-four family	$169,830	$157,417
Home equity	27,655	28,379
Commercial and multifamily	252,644	211,269
Construction and land	65,259	61,482
Total real estate loans	515,388	458,547
Consumer loans:
Manufactured homes	20,145	17,111
Floating homes	40,806	29,120
Other consumer	6,628	4,902
Total consumer loans	67,579	51,133
Commercial business loans	38,804	40,829
Total loans	621,771	550,509
Deferred fees	(2,228)	(1,914)
Total loans, gross	619,543	548,595
Allowance for loan losses	(5,774)	(5,241)
Total loans, net	$613,769	$543,354
The following table presents the balance in the allowance for loan losses and the unpaid principal balance in loans, net of partial charge-offs by portfolio segment and based on impairment method as of December 31, 2018 (in thousands):

	Allowance: Individually evaluated for impairment	Allowance: Collectively evaluated for impairment	Ending balance	Loans held for investment: Individually evaluated for impairment	Loans held for investment: Collectively evaluated for impairment	Ending balance

One-to-four family	$228	$1,086	$1,314	$2,760	$167,070	$169,830
Home equity	25	177	202	440	27,215	27,655
Commercial and multifamily	—	1,638	1,638	702	251,942	252,644
Construction and land	8	423	431	163	65,096	65,259
Manufactured homes	299	128	427	424	19,721	20,145
Floating homes	—	265	265	—	40,806	40,806
Other consumer	64	48	112	157	6,471	6,628
Commercial business	112	244	356	1,192	37,612	38,804
Unallocated	—	1,029	1,029	—	—	—
Total	$736	$5,038	$5,774	$5,838	$615,933	$621,771

Notes to Consolidated Financial Statements

The following table presents the balance in the allowance for loan losses and the unpaid principal balance in loans, net of partial charge-offs by portfolio segment and based on impairment method as of December 31, 2017 (in thousands):

	Allowance: Individually evaluated for impairment	Allowance: Collectively evaluated for impairment	Ending balance	Loans held for investment: Individually evaluated for impairment	Loans held for investment: Collectively evaluated for impairment	Ending balance

One-to-four family	$555	$881	$1,436	$6,256	$151,161	$157,417
Home equity	120	173	293	1,028	27,351	28,379
Commercial and multifamily	—	1,250	1,250	1,699	209,570	211,269
Construction and land	13	365	378	141	61,341	61,482
Manufactured homes	258	97	355	385	16,726	17,111
Floating homes	—	169	169	—	29,120	29,120
Other consumer	43	37	80	194	4,708	4,902
Commercial business	135	237	372	1,000	39,829	40,829
Unallocated	—	908	908	—	—	—
Total	$1,124	$4,117	$5,241	$10,703	$539,806	$550,509

The following table summarizes the activity in the allowance for loan losses for the year ended December 31, 2018 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to-four family	$1,436	$—	$1	$(123)	$1,314
Home equity	293	(7)	44	(128)	202
Commercial and multifamily	1,250	—	—	388	1,638
Construction and land	378	—	—	53	431
Manufactured homes	355	(12)	—	84	427
Floating homes	169	—	—	96	265
Other consumer	80	(31)	12	51	112
Commercial business	372	—	1	(17)	356
Unallocated	908	—	—	121	1,029
	$5,241	$(50)	$58	$525	$5,774

Notes to Consolidated Financial Statements

The following table summarizes the activity in the allowance for loan losses for the year ended December 31, 2017 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to-four family	$1,542	$—	$—	$(106)	$1,436
Home equity	378	(89)	33	(29)	293
Commercial and multifamily	1,144	(24)	1	129	1,250
Construction and land	459	—	—	(81)	378
Manufactured homes	168	(12)	8	191	355
Floating homes	132	—	—	37	169
Other consumer	112	(18)	20	(34)	80
Commercial business	175	—	—	197	372
Unallocated	712	—	—	196	908
	$4,822	$(143)	$62	$500	$5,241
Credit Quality Indicators. Federal regulations provide for the classification of lower quality loans as substandard, doubtful or loss. A loan is considered substandard if it is inadequately protected by the current net worth and pay capacity of the borrower or of any collateral pledged. Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all the weaknesses of currently existing facts, conditions and values. Loans classified as loss are those considered uncollectible and of such little value that their continuance as assets without establishment of a specific loss reserve is not warranted.
When the Company classifies problem loans as either substandard or doubtful, it may establish a specific allowance in an amount it deems prudent to address the risk specifically (if the loan is impaired) or it may allow the loss to be addressed in the general allowance (if the loan is not impaired). General allowances represent loss reserves which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When the Company classifies problem loans as a loss, it charges off such loans in the period in which they are deemed uncollectible. Loans that do not currently expose the Company to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are classified as either watch or special mention loans. The Company's determination as the classification of its loans and the amount of its valuation allowances is subject to review by the FDIC, which can order the establishment of additional loss allowances. Pass rated loans are loans that are not otherwise classified or criticized.
The following table represents the internally assigned grades as of December 31, 2018, by type of loan (in thousands):

	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$163,655	$27,150	$246,907	$55,916	$19,860	$40,806	$6,576	$35,876	$596,746
Watch	—	—	1,139	5,968	—	—	—	689	7,796
Special Mention	—	—	2,497	3,252	—	—	—	367	6,116
Substandard	6,175	505	2,101	123	285	—	52	1,872	11,113
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$169,830	$27,655	$252,644	$65,259	$20,145	$40,806	$6,628	$38,804	$621,771

Notes to Consolidated Financial Statements

The following table represents the internally assigned grades as of December 31, 2017, by type of loan (in thousands):

	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$153,793	$27,493	$199,887	$61,390	$16,877	$29,120	$4,708	$39,089	$532,357
Watch	244	—	9,683	—	—	—	—	827	10,754
Special Mention	137	—	357	—	—	—	—	784	1,278
Substandard	3,243	886	1,342	92	234	—	194	129	6,120
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$157,417	$28,379	$211,269	$61,482	$17,111	$29,120	$4,902	$40,829	$550,509
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

Notes to Consolidated Financial Statements

The following table presents the recorded investment in nonaccrual loans as of December 31, 2018 and 2017, by type of loan (in thousands):

	2018	2017
One-to-four family	$1,075	$791
Home equity	360	722
Other consumer	—	8
Commercial and multifamily	534	201
Construction and land	123	92
Manufactured homes	214	206
Commercial	235	129
Total	$2,541	$2,149

The following table represents the aging of the recorded investment in past due loans as of December 31, 2018, by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$1,362	$167	$514	$—	$2,043	$167,787	$169,830
Home equity	298	149	284	—	731	26,924	27,655
Commercial and multifamily	139	—	353	—	492	252,152	252,644
Construction and land	650	—	50	—	700	64,559	65,259
Manufactured homes	78	129	199	—	406	19,739	20,145
Floating homes	—	—	—	—	—	40,806	40,806
Other consumer	11	5	—	—	16	6,612	6,628
Commercial business	228	177	122	—	527	38,277	38,804
Total	$2,766	$627	$1,522	$—	$4,915	$616,856	$621,771

Notes to Consolidated Financial Statements

The following table represents the aging of the recorded investment in past due loans as of December 31, 2017, by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$2,092	$1,819	$727	$—	$4,638	$152,779	$157,417
Home equity	521	5	633	—	1,159	27,220	28,379
Commercial and multifamily	313	—	—	—	313	210,956	211,269
Construction and land	51	—	92	—	143	61,339	61,482
Manufactured homes	185	50	197	—	432	16,679	17,111
Floating homes	—	—	—	—	—	29,120	29,120
Other consumer	15	—	—	—	15	4,887	4,902
Commercial business	400	—	—	—	400	40,429	40,829
Total	$3,577	$1,874	$1,649	$—	$7,100	$543,409	$550,509
Nonperforming Loans. Loans are considered nonperforming when they are placed on nonaccrual and/or when they are considered to be nonperforming TDRs and/or when they are 90 days or greater past due. Nonperforming TDRs include TDRs that do not have sufficient payment history (typically greater than 6 months) to be considered performing or TDRs that have become 31 or more days past due.
The following table represents the credit risk profile based on payment activity as of December 31, 2018, by type of loan (in thousands):

	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Performing	$168,710	$27,296	$252,110	$65,136	$19,931	$40,806	$6,628	$38,487	$619,104
Nonperforming	1,120	359	534	123	214	—	—	317	2,667
Total	$169,830	$27,655	$252,644	$65,259	$20,145	$40,806	$6,628	$38,804	$621,771

The following table represents the credit risk profile based on payment activity as of December 31, 2017, by type of loan (in thousands):

	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Performing	$156,580	$27,657	$211,068	$61,390	$16,905	$29,120	$4,894	$40,612	$548,226
Nonperforming	837	722	201	92	206	—	8	217	2,283
Total	$157,417	$28,379	$211,269	$61,482	$17,111	$29,120	$4,902	$40,829	$550,509
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

Notes to Consolidated Financial Statements

impaired loans and are included in the loans individually evaluated for impairment in the calculation of the allowance for loan losses.
Impaired loans at December 31, 2018 and 2017, by type of loan were as follows (in thousands):

	December 31, 2018
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$2,894	$1,085	$1,675	$2,760	$228
Home equity	520	359	81	440	25
Commercial and multifamily	702	702	—	702	—
Construction and land	163	123	40	163	8
Manufactured homes	430	—	424	424	299
Other consumer	156	—	157	157	64
Commercial business	1,192	659	533	1,192	112
Total	$6,057	$2,928	$2,910	$5,838	$736

	December 31, 2017
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$6,562	$3,197	$3,059	$6,256	$555
Home equity	1,149	677	351	1,028	120
Commercial and multifamily	1,722	1,699	—	1,699	—
Construction and land	141	100	41	141	13
Manufactured homes	409	23	362	385	258
Other consumer	194	125	69	194	43
Commercial business	1,017	784	216	1,000	135
Total	$11,194	$6,605	$4,098	$10,703	$1,124
Income on impaired loans for the year ended December 31, 2018 and 2017, by type of loan were as follows (in thousands):

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to-four family	$4,704	$214	$5,514	$320
Home equity	740	29	931	38
Commercial and multifamily	2,564	140	1,643	96
Construction and land	726	95	112	4
Manufactured homes	414	35	349	29
Other consumer	169	9	129	10
Commercial business	1,854	140	809	62
Total	$11,171	$662	$9,487	$559

Notes to Consolidated Financial Statements

Forgone interest on nonaccrual loans was $172,000 and $33,000 for the year ended December 31, 2018 and 2017, respectively. There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual, TDR or impaired at December 31, 2018 and 2017.
Troubled debt restructurings. Loans classified as TDRs totaled $2.8 million and $3.7 million at December 31, 2018 and 2017, respectively, and are included in impaired loans.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind. The Company has granted, in its TDRs, a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:
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
There were six loans totaling $695,000, that were modified as a TDR during the year ended December 31, 2018. The following TDR loans were paid off during the year ended December 31, 2018: two one-to-four family residential loans totaling $1.4 million and two home equity loans totaling $95,000. In addition to the aforementioned payoffs, there was a charge-off of one manufactured home TDR loan totaling $11,000 during the year ended December 31, 2018.
There was one post-modification change of $11,000 charge-offs in manufactured home loans, that was recorded as a result of the TDRs for the year ended December 31, 2018. There were no post-modification changes for the unpaid principal balance in loans, net of partial charge-offs, that were recorded as a result of the TDRs for the year ended December 31, 2017. There were three TDRs totaling $362,000 for which there was a payment default within the first 12 months of modification during the year ended December 31, 2018. There were no TDRs for which there was a payment default within the first 12 months of modification during the year ended December 31, 2017.
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

	December 31,
	2018	2017
Balance, beginning of period	$4,012	$3,180
Advances	291	248
New / (reclassified) loans, net (1)	(526)	1,387
Repayments	(407)	(803)
Balance, end of period	$3,370	$4,012
(1) Reclassified loans relate to changes in related parties during the year.
At December 31, 2018 and 2017, loans totaling $5.8 million and $8.1 million, respectively, represented real estate secured loans that had current loan-to-value ratios above supervisory guidelines.

Note 6 – Mortgage Servicing Rights
The unpaid principal balances of loans serviced for Federal National Mortgage Association ("Fannie Mae") at December 31, 2018 and 2017, totaled $352.2 million and $361.1 million, respectively, and are not included in the Company's consolidated financial statements. We also service loans for other financial institutions for which a servicing fee is received. The unpaid principal balances of loans serviced for other financial institutions at December 31, 2018 and 2017, totaled $2.2 million and

Notes to Consolidated Financial Statements

$19.9 million, respectively, and are not included in the Company's financial statements. In addition to the foregoing, there were $24.3 million and $31.5 million of loans from Fannie Mae and other financial institutions not included in the Company's financial statements at December 31, 2018 and 2017, respectively, for which we outsource the servicing and pay a fee to third party.
A summary of the change in the balance of mortgage servicing assets at December 31, 2018 and 2017 is as follows (in thousands):

	At December 31,
	2018	2017
Beginning balance, at fair value	$3,426	$3,561
Servicing rights that result from transfers and sale of financial assets	482	277
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(494)	(412)
Ending balance, at fair value	$3,414	$3,426
(1) Represents changes due to collection/realization of expected cash flows and curtailments.

The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	At December 31,
	2018	2017
Prepayment speed (Public Securities Association "PSA" model)	123%	160%
Weighted-average life	7.7 years	6.9 years
Yield to maturity discount rate	12.5%	13.0%
The amounts of contractually specified servicing, late and ancillary fees earned and recorded, net of fair value market adjustments to the mortgage servicing rights, are included in mortgage servicing income on the Consolidated Statements of Income which were $562,000 and $566,000, for the years ended December 31, 2018 and 2017, respectively.

Note 7 – Premises and Equipment
Premises and equipment at December 31, 2018 and 2017 are summarized as follows (in thousands):

	At December 31,
	2018	2017
Land	$920	$920
Buildings and improvements	6,393	6,302
Furniture and equipment	5,203	4,715
Less: Accumulated depreciation and amortization	(5,472)	(4,545)
Premises and equipment, net	$7,044	$7,392
Depreciation and amortization expense was $989,000 and $943,000, for the years ended December 31, 2018 and 2017, respectively.
The Company leases office space in several buildings. Generally, operating leases contain renewal options and provisions requiring the Company to pay property taxes and operating expenses over base period amounts. All rental payments are dependent only upon the lapse of time.

Notes to Consolidated Financial Statements

Minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows (in thousands):

Year Ended December 31,	Amount
2019	$1,085
2020	1,043
2021	986
2022	960
2023	931
Thereafter	4,820
$9,825
The total rental expense for the years ended December 31, 2018 and 2017 for all facilities leased under operating leases was approximately $1.4 million and $1.1 million, respectively.

Note 8 – Other Real Estate Owned and Repossessed Assets
The following table presents activity related to OREO and other repossessed assets for the periods shown (in thousands):

	Year Ended December 31,
	2018	2017
Beginning balance	$610	$1,172
Additions to OREO and repossessed assets	55	—
Sales	(16)	(468)
Write-downs/Losses	(74)	(94)
	$575	$610

Note 9 – Deposits
A summary of deposit accounts with the corresponding weighted average cost of funds at December 31, 2018 and 2017, are presented below (dollars in thousands):

	As of December 31, 2018		As of December 31, 2017
	Deposit Balance	Wtd. Avg Rate	Deposit Balance	Wtd. Avg Rate
Noninterest-bearing demand	$93,823	—%	$69,094	—%
Interest-bearing demand	164,919	0.47	173,413	0.43
Savings	54,102	0.29	49,450	0.21
Money market	46,689	0.24	54,860	0.21
Certificates	191,825	1.58	164,554	1.33
Escrow (1)	2,243	—	3,029	—
Total	$553,601	0.71%	$514,400	0.61%

(1)	Escrow balances shown in noninterest-bearing deposits on the consolidated balance sheets.

Notes to Consolidated Financial Statements

Scheduled maturities of time deposits at December 31, 2018, are as follows (in thousands):

Year Ending December 31,	Amount
2019	$110,749
2020	53,052
2021	16,129
2022	8,509
Thereafter	3,386
$191,825
Savings, demand, and money market accounts have no contractual maturity. Certificates of deposit have maturities of five years or less.
The aggregate amount of time deposits in denominations of more than $250,000 at December 31, 2018 and 2017, was approximately $52.7 million and $47.1 million, respectively. Deposits in excess of $250,000 are not federally insured. There were no brokered deposits outstanding at December 31, 2018 compared to $512,000 at December 31, 2017.
Deposits from related parties held by the Company were $2.8 million and $1.7 million at December 31, 2018 and 2017, respectively.

Note 10 – Borrowings
The Company utilizes a loan agreement with the FHLB. The terms of the agreement call for a blanket pledge of a portion of the Company's mortgage and commercial and multifamily portfolio based on the outstanding balance. At December 31, 2018 and 2017, the amount available to borrow under this credit facility was $321.5 million and $217.6 million, respectively. At December 31, 2018, the credit facility was collateralized as follows: one- to four- family mortgage loans with an advance equivalent of $128.4 million, commercial and multifamily mortgage loans with an advance equivalent of $119.8 million and home equity loans with an advance equivalent of $6.3 million. At December 31, 2017, the credit facility was collateralized as follows: one- to four- family mortgage loans with an advance equivalent of $111.5 million, commercial and multifamily mortgage loans with an advance equivalent of $103.0 million and home equity loans with an advance equivalent of $15.2 million. The Company had outstanding borrowings under this arrangement of $84.0 million and $59.0 million at December 31, 2018 and 2017, respectively. The weighted-average interest rate of our borrowings was 2.72% at December 31, 2018 and was 1.63% at December 31, 2017. Additionally, the Company had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $14.5 million both at December 31, 2018 and 2017, respectively, to secure public deposits. The remaining amount available to borrow as of December 31, 2018 and 2017, was $156.0 million and $144.1 million, respectively. Overnight federal funds with contractual principal repayments of $59.0 million, with a weighted-average interest rate of 2.63% and a Repo with contractual principal repayments of $8.8 million, with a weighted-average interest rate of 2.85% at December 31, 2018, are due within one year. Fixed rate advances of $8.8 million, with a weighted-average interest rate of 2.96% are due within a year and $7.5 million, with a weighted-average interest rate of 3.05%, are due in one through three years.
The maximum amount outstanding from the FHLB under term advances at month-end during 2018 was $99.5 million and during 2017 was $61.5 million. The average balance outstanding was $69.9 million during 2018 and $29.8 million during 2017. The weighted-average interest rate on the borrowings was 2.18% in 2018 and 1.16% in 2017.
As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in the FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances. At December 31, 2018 and 2017, the Company had an investment of $4.1 million and $3.1 million, respectively, in FHLB of Des Moines stock.
The Company participates in the Federal Reserve Bank ("FRB") Borrower-in-Custody program, which gives the Company access to the discount window. The terms of the program call for a pledge of specific assets.  The Company pledges commercial and consumer loans as collateral for this line of credit. The Company had unused borrowing capacity of $47.3 million and $51.2 million and no outstanding borrowings under this program at December 31, 2018 and 2017, respectively.

Notes to Consolidated Financial Statements

The Company has access to an unsecured Fed Funds line of credit from the Pacific Coast Banker's Bank. The line has a one-year term maturing on June 30, 2019 and is renewable annually. As of December 31, 2018, the amount available under this line of credit was $2.0 million. There was no balance on this line of credit as of December 31, 2018 and 2017, respectively.
The Company has access to a Fed Funds line of credit from Zions Bank under a Fed Funds Sweep and Line Agreement.  The agreement allows access to a Fed Funds Line of up to $9.0 million and requires the Company to maintain cash balances with Zions Bank of $250,000. The agreement may be terminated by either party.  There was no balance on this line of credit as of December 31, 2018 and 2017, respectively.
The Company has access to an unsecured Fed Funds line of credit from The Independent Bank (TIB).  As of December 31, 2018, the amount available under this line of credit was $10.0 million.  The agreement may be terminated by either party.  There was no balance on this line of credit as of December 31, 2018 and 2017, respectively.

Note 11 – Fair Value Measurements
On January 1, 2018, the Company adopted ASU 2016-01, which requires us to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

The Company determines the fair values of its financial instruments based on the requirements established in ASC 820, Fair Value Measurements, which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. The Company’s fair values for financial instruments at December 31, 2018 were determined based on these requirements.

The following methods and assumptions were used to estimate the fair value of other financial instruments:

Cash and cash equivalents - The estimated fair value is equal to the carrying amount.

Available-for-Sale Securities - Available-for-sale securities are recorded at fair value based on quoted market prices, if available.  If quoted market prices are not available, management utilizes third-party pricing services or broker quotations from dealers in the specific instruments. Level 2 securities include those traded on an active exchange, as well as U.S. government securities.

Loans Held-for-Sale - Residential mortgage loans held-for-sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At December 31, 2018 and 2017, loans held-for-sale were carried at cost, as no impairment was required.

Loans Held for Portfolio - The estimated fair value of loans consists of a credit adjustment to reflect the estimated adjustment to the carrying value of the loans due to credit-related factors and a yield adjustment, to reflect the estimated adjustment to the carrying value of the loans due to a differential in yield between the portfolio loan yields and estimated current market rate yields on loans with similar characteristics.

Mortgage Servicing Rights -The fair value of mortgage servicing rights is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds, discount rates, and delinquency rate assumptions as inputs.

FHLB stock - The estimated fair value is equal to the par value of the stock.

Non-maturity deposits - The estimated fair value is equal to the carrying amount.

Time deposits - The estimated fair value of time deposits is based on the difference between interest costs paid on the Company's time deposits and current market rates for time deposits with comparable characteristics.

Borrowings - The fair value of borrowings are estimated using the Company’s current incremental borrowing rates for similar

Notes to Consolidated Financial Statements

types of borrowing arrangements.

A description of the valuation methodologies used for impaired loans and OREO is as follows:

Impaired Loans - The fair value of collateral dependent loans is based on the current appraised value of the collateral less estimated costs to sell, or internally developed models utilizing a calculation of expected discounted cash flows which contain management’s assumptions.

OREO and Repossessed Assets - The fair value of OREO and repossessed assets is based on the current appraised value of the collateral less estimated costs to sell.

Off-balance sheet financial instruments - The fair value for the Company's off-balance sheet loan commitments are estimated based on fees charged to others to enter into similar agreements taking into account the remaining terms of the agreements and credit standing of the Company's clients. The estimated fair value of these commitments is not significant.

The following tables present information about the level in the fair value hierarchy for the Company's financial instruments as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$61,810	$61,810	$61,810	$—	$—
Available for sale securities	4,957	4,957	—	4,957	—
Loans held-for-sale	1,172	1,172	—	1,172	—
Loans held for portfolio, net (1)	613,769	613,371	—	—	613,371
Mortgage servicing rights	3,414	3,414	—	—	3,414
FHLB Stock	4,134	4,134	—	4,134	—
FINANCIAL LIABILITIES:
Non-maturity deposits	361,776	361,776	—	361,776	—
Time deposits(1)	191,825	191,679	—	191,679	—
Borrowings	84,000	84,000	—	84,000	—

	December 31, 2017		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$60,680	$60,680	$60,680	$—	$—
Available for sale securities	5,435	5,435	—	5,435	—
Loans held-for-sale	1,777	1,777	—	1,777	—
Loans held for portfolio, net (1)	543,354	543,400	—	—	543,400
Mortgage servicing rights	3,426	3,426	—	—	3,426
FHLB Stock	3,065	3,065	—	3,065	—
FINANCIAL LIABILITIES:
Non-maturity deposits	349,846	349,846	—	349,846	—
Time deposits(1)	164,554	163,485	—	163,485	—
Borrowings	59,000	59,000	—	59,000	—
(1) The estimated fair values of loans held for portfolio, net and time deposits for December 31, 2018 reflect exit price assumptions. The December 31, 2017 fair value estimates are not based on exit price assumptions.

Notes to Consolidated Financial Statements

The following tables present the balance of assets measured at fair value on a recurring basis as of December 31, 2018 and 2017 (in thousands):

	Fair Value at December 31, 2018
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$3,317	$—	$3,317	$—
Agency mortgage-backed securities	1,640	—	1,640	—
Mortgage servicing rights	3,414	—	—	3,414

	Fair Value at December 31, 2017
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$3,369	$—	$3,369	$—
Agency mortgage-backed securities	2,066	—	2,066	—
Mortgage servicing rights	3,426	—	—	3,426
For the years ended December 31, 2018 and 2017, there were no transfers between Level 1 and Level 2 or between Level 2 and Level 3.
The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2018:

Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	80-515% (123%)
		Discount rate	13%-14% (12.5%)
The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2017:

Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	103-412% (160%)
		Discount rate	13%-15% (12.5%)
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

Notes to Consolidated Financial Statements

There were no assets or liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the year ended December 31, 2018. The following table provides a reconciliation of assets and liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the year ended December 31, 2017 (in thousands):

2017
Beginning balance, at fair value	$347
OTTI impairment losses	—
Sales, redemptions and principal payments	(347)
Change in unrealized loss	—
Ending balance, at fair value	$—
Mortgage servicing rights are measured at fair value using significant unobservable input (Level 3) on a recurring basis and a reconciliation of this asset can be found in Note 6 – Mortgage Servicing Rights.
The following table presents the balance of assets measured at fair value on a nonrecurring basis and the total losses resulting from these fair value adjustments (in thousands):

	Fair Value at December 31, 2018
Description	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$575	$—	$—	$575
Impaired loans	5,838	—	—	5,838

	Fair Value at December 31, 2017
Description	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$610	$—	$—	$610
Impaired loans	10,703	—	—	10,703
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at December 31, 2018 or December 31, 2017.
The following table provides a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at December 31, 2018:

Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Market approach	Adjusted for difference between comparable sales	0-0% (0%)
Impaired loans	Market approach	Adjusted for difference between comparable sales	0-100% (13%)

Notes to Consolidated Financial Statements

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

Earnings per share are summarized for the periods presented in the following table (in thousands, except per share data):

	Year Ended December 31,
	2018	2017
Net income	$7,039	$5,125
Weighted average number of shares outstanding, basic	2,498	2,504
Effect of potentially dilutive common shares	69	64
Weighted average number of shares outstanding, diluted	2,567	2,568
Earnings per share, basic	$2.82	$2.05
Earnings per share, diluted	$2.74	$2.00
There were no anti-dilutive securities at December 31, 2018 or 2017.
Note 13 – Employee Benefits
The Company has a 401(k) retirement plan that allows employees to defer a portion of their salary into the 401(k) plan. The Company matches a portion of employees' salary deferrals. 401(k) costs are accrued and funded on a current basis. The Company contributed $172,000 and $132,000 to the plan for the years ended December 31, 2018 and 2017, respectively.
The Bank maintains a deferred compensation account for the benefit of Ms. Stewart, which account was established in 1994 in connection with an incentive plan which is no longer active. Ms. Stewart was fully vested in her benefits under this plan as of January 2005. Pursuant to the terms of the plan, payments in an amount equal to the fair market value of the assets in the deferred compensation account shall be made to Ms. Stewart (or to her designated beneficiary in the event of her death) in 120 equal monthly installments commencing on the last day of the month following the month in which her employment with the Bank is terminated. In the event of the death of Ms. Stewart and her designated beneficiary prior to the account being fully paid, the remaining value of the account shall be paid in a lump sum to the beneficiary’s estate. The assets in the deferred compensation account consist of cash which is held in a certificate of deposit at the Bank and earns interest at market rates. At

Notes to Consolidated Financial Statements

December 31, 2018, the amounts held in the certificates of deposit at the Bank were $104,000, compared to $103,000 at December 31, 2017.

The Bank maintains a nonqualified deferred compensation plan (the “NQDC Plan”), which was effective on January 1, 2017. The purpose of the NQDC Plan is to provide a select group of management or highly-compensated employees of the Bank with an opportunity to defer the receipt of up to eighty percent (80%) of their annual base salary, bonus, performance-based compensation and any commission income and to assist the Company in attracting, retaining and motivating employees of high caliber and experience. In addition to elective deferrals, the Bank may make discretionary and other contributions to be credited to the account of any or all participants, subject to the vesting requirements set forth in the NQDC Plan. Discretionary contributions by the Bank become 100% vested upon the completion of three years of service from a participant’s effective date of participation in the NQDC Plan (with accelerated vesting upon death, disability or a change in control), while other Bank contributions (including matching contributions) vest at the rate of 20% per year, beginning with the participant’s two-year anniversary of his or her date of hire. The board of directors of the Bank agreed that in the event Ms. Stewart has a separation from service prior to January 1, 2020, the date she becomes vested in her discretionary contributions, then the Bank shall amend the NQDC Plan to provide for immediate vesting as of the date of the separation from service. During both the years ended December 31, 2018, and 2017, the Bank made discretionary contributions to the 2017 NQDC Plan in the amount of $75,000.

Each participant’s deferred compensation account is credited with an investment return determined as if the account was invested in one or more investment funds. Each participant elects the investment funds in which his or her account shall be deemed to be invested. Distributions of vested account balances are made upon death, disability, separation from service, or a specified in-service date unforeseeable emergency. Distributions shall be made in a single cash payment or, at the election of the participant, in annual installments for a period of up to ten (10) years in the case of a separation from service and in annual installments for a period of up to five (5) years in the case of an in-service distribution.

The obligations of the Bank under the NQDC Plan are general unsecured obligations of the Bank to pay deferred compensation in the future to eligible participants in accordance with the terms of the NQDC Plan from the general assets of the Bank, although the Bank may establish a trust to hold amounts which the Bank may use to satisfy NQDC Plan distributions from time to time. Distributions from the NQDC Plan are governed by the Internal Revenue Code and the NQDC Plan. The Company may, at any time, in its sole discretion, terminate the NQDC Plan or amend or modify the NQDC Plan, in whole or in part, except that no such termination, amendment or modification shall have any retroactive effect to reduce any amounts deemed to be accrued and vested prior to such amendment.

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
Under the terms of SERP 2, as amended, upon Ms. Stewart's termination of employment with Sound Community Bank for any reason other than death, she will be entitled to receive additional retirement benefits of $96,390 per year for life commencing on the first day of the month following the later of age 70 or her separation from service (as defined in SERP 2) from Sound Community Bank. In the event of Ms. Stewart's death, her beneficiary will be entitled to a single lump sum payment within 90 days thereafter in an amount equal to the account value as of the death benefit valuation date, or approximately $1.2 million at December 31, 2018. If a change in control occurs (as defined in SERP 2), Ms. Stewart will receive her full retirement benefit

Notes to Consolidated Financial Statements

under SERP 2 commencing upon the first day of the month following her separation from service from Sound Community Bank.
Confidentiality, Non-Competition, and Non-Solicitation Agreement.
On January 25, 2019, the Bank entered into an Amended and Restated Confidentiality, Non-competition, and Non-solicitation Agreement (the “Amended Non-compete Agreement”) with Ms. Stewart. This Amended Non-compete Agreement amends and restates the Confidentiality, Non-Competition, and Non-Solicitation Agreement between the Bank and Ms. Stewart as originally adopted effective December 30, 2011, as amended and restated on November 23, 2015.
The Amended Non-Compete Agreement provides that the term of the non-compete and non-solicitation periods applicable to Ms. Stewart is a fixed period of 36 months from the date of Ms. Stewart’s separation from service with the Company and the Bank (the “Restricted Period”). Under the terms of the Amended Non-compete Agreement, upon Ms. Stewart's termination of employment by the Bank for cause or voluntarily by Ms. Stewart (other than for good reason), Ms. Stewart will be entitled to receive a bi-monthly payment, in an amount equal to Three Thousand Five Hundred Forty-Two Dollars ($3,542), which amount shall be paid in equal bi-monthly payments during the Restricted Period beginning on the fifth day of the month following her separation from service with the Bank. Upon Ms. Stewart’s termination of employment with the Bank for any reason other than set forth in the preceding sentence, she will be entitled to receive an amount equal to 150% of her then-base salary plus the average of her past three years short term bonus pay, or approximately $804,000 at December 31, 2018, payable in 12 monthly installments beginning on the first day of the month following her termination. If Ms. Stewart breaches any of the covenants contained in the Amended Non-compete Agreement, her right to any of the payments specified above after the date of the breach shall be forever forfeited. Notwithstanding the foregoing, under her Amended Non-compete Agreement, if Ms. Stewart’s employment with the Bank is involuntarily terminated or she terminates her employment with the Bank for good reason at any time within 24 months following a change in control, Ms. Stewart will be entitled to receive an amount equal to 150% of her then-base salary plus the average of her past three years short term bonus, payable in a lump sum.

Stock Options and Restricted Stock
The Company currently has two existing shareholder approved Equity Incentive Plans, the 2008 Equity Incentive Plan (the"2008 Plan") and the Amended and Restated 2013 Equity Incentive Plan (the "2013 Plan"). The Plans permit the grant of restricted stock, restricted stock units, stock options, and stock appreciation rights. The 2008 Plan expired in November 2018 and no further awards may be made under the 2008 Plan; provided, however, all awards outstanding under the 2008 Plan remain outstanding in accordance with their terms. Under the 2013 Plan, 181,750 shares of common stock were approved for awards for stock options and stock appreciation rights and 116,700 shares of common stock were approved for awards for restricted stock and restricted stock units.
As of December 31, 2018, on an adjusted basis, awards for stock options totaling 261,876 shares and awards for restricted stock totaling 107,193 shares of Company common stock have been granted, net of any forfeitures, to participants in the Plan. During the years ended December 31, 2018 and 2017, share-based compensation expense totaled $273,000 and $523,000, respectively.

Notes to Consolidated Financial Statements

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
The following is a summary of the Company's stock option plan award activity during the period ended December 31, 2018:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at the beginning of the year	186,363	$18.04	6.26	$2,977,279
Granted	3,400	36.00
Exercised	(49,266)	14.92
Forfeited	(7,321)	17.99
Expired	—	—
Outstanding at December 31, 2018	133,176	19.66	5.89	1,716,306
Exercisable	101,788	18.56	5.60	1,423,658
Expected to vest, assuming a 0% forfeiture rate over the vesting term	31,388	$23.23	6.83	$292,648
As of December 31, 2018, there was $56,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 0.87 years.
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The fair value of options granted in 2018 was determined using the following weighted-average assumptions as of the grant date.

	2018	2017
Annual dividend yield	1.72%	1.28%
Expected volatility	21.75%	22.99%
Risk-free interest rate	2.95%	2.20%
Expected term	6.50 years	6.50 years
Weighted-average grant date fair value per option granted	$7.63	$6.62
Restricted Stock Awards
The fair value of the restricted stock awards is equal to the fair value of the Company's stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. Outstanding restricted stock awards vest over periods of one-to-two years.

Notes to Consolidated Financial Statements

The following is a summary of the Company's non-vested restricted stock awards for the year ended December 31, 2018:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-vested at January 1, 2018	11,785	$19.05
Granted	323	35.27
Vested	(10,907)	18.93
Forfeited	(343)	18.36
Expired	—	—
Non-vested at December 31, 2018	858	26.96	$32.55
Expected to vest assuming a 0% forfeiture rate over the vesting term	858	$26.96	$32.55
As of December 31, 2018, there was $15,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plan. The cost is expected to be recognized over the weighted-average vesting period of 2.29 years. The total fair value of shares vested for the years ended December 31, 2018 and 2017 was $206,470 and $263,000, respectively.
Employee Stock Ownership Plan
In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company. In August 2012, in conjunction with the Company's conversion to a full stock company from the mutual holding company structure, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company.  The first loan for $1.2 million was paid off in 2017.  The remaining loan for $1.1 million is being repaid principally by the Bank through contributions to the ESOP over a period of 10 years. The interest rate on the loan is fixed at 2.25%, per annum. As of December 31, 2018, the remaining balance of the ESOP loan was $362,000.
Neither the loan balance nor the related interest expense is reflected on the consolidated financial statements.
At December 31, 2018, the ESOP was committed to release 11,340 shares of the Company's common stock to participants and held 34,020 unallocated shares remaining to be released in future years. The funds to purchase shares in the ESOP come from contributions the Bank makes twice a year  to the Plan. For the year ended December 31, 2018, the ESOP trustee purchased 9,858 shares of the Company's common stock for inclusion in the Plan. The fair value of the 171,254 restricted shares held by the ESOP trust was $5.6 million at December 31, 2018. ESOP compensation expense included in salaries and benefits was $652,000 and $640,000 for the years ended December 31, 2018 and 2017, respectively.

Note 14 – Income Taxes
The provision for income taxes at December 31, 2018 and 2017 was as follows (in thousands):

	At December 31,
	2018	2017
Current	$1,637	$2,962
Deferred	69	(203)
Rate change	—	309
Total tax expense	$1,706	$3,068
On December 22, 2017, the U.S. Government enacted the Tax Act. For businesses, the Tax Act reduces the corporate federal income tax rate from a maximum of 35% to a flat 21% rate. The corporate income tax rate reduction was effective January 1, 2018. The Tax Act required a revaluation of the Company's deferred tax assets and liabilities to account for the future impact of

Notes to Consolidated Financial Statements

lower corporate tax rates and other provisions of the legislation. As a result of the Company's revaluation, the Company's deferred tax asset was reduced through an increase to the provision for income tax in 2017.
A reconciliation of the provision for income taxes for the years ended December 31, 2018 and 2017, with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes, is as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017
Provision at statutory rate	$1,836	$2,786
Tax-exempt income	(79)	(79)
Rate change	—	309
Other	(51)	52
	$1,706	$3,068
Federal Tax Rate	21.0%	35.0%
Tax exempt rate	(0.9)	(1.0)
Rate change	—	3.8
Other	(0.6)	0.6
Effective tax rate	19.5%	38.4%
The following table reflects the temporary differences that gave rise to the components of the Company's deferred tax assets at December 31, 2018 and 2017 (in thousands):

	At December 31,
	2018	2017
Deferred tax assets
Deferred compensation and supplemental retirement	$411	$342
Other, net	89	66
Equity based compensation	35	84
Intangible assets	66	53
Allowance for loan losses	1,212	844
Total deferred tax assets	1,813	1,389
Deferred tax liabilities
Prepaid expenses	(59)	(62)
FHLB stock dividends	(87)	(87)
Unrealized gain on securities	(30)	(35)
Depreciation	(312)	(258)
Mortgage servicing rights	(161)	(67)
Deferred loan costs	(728)	(380)
Total deferred tax liabilities	(1,377)	(889)
Net deferred tax asset	$436	$500
As of December 31, 2018 and 2017, the Company had no unrecognized tax benefits. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in "Provision for income taxes" in the Consolidated Statements of Income. During the years ended December 31, 2018 and 2017, the Company recognized no interest and penalties.
The Company or its subsidiary files an income tax return in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2015.

Notes to Consolidated Financial Statements

Note 15 – Minimum Regulatory Capital Requirements
The Company is a bank holding company under the supervision of the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve Board, except that, pursuant to the Economic Growth, Regulatory Relief and Consumer Protection Act, effective August 30, 2018, a bank holding company with consolidated assets of less than $3 billion is generally not subject to the Federal Reserve’s capital regulations, which parallel the FDIC’s capital regulations. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2018, and 2017, the Company would have exceeded all regulatory requirements. The Bank is a state-chartered, federally insured institution and thereby is subject to the capital requirements established by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital regulations that involve quantitative measures of their assets, liabilities, and certain off-balance- sheet items as calculated under regulatory accounting practices.

The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets.
As of December 31, 2018, according to the most recent notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank's actual capital amounts (in thousands) and ratios as of December 31, 2018 and 2017 are presented in the following table:

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Tier 1 Capital to total adjusted assets (1)	$69,685	9.73%	$28,659	4.0%	$35,824	5.0%
Common Equity Tier 1 risk-based capital ratio (2)	69,685	11.76	26,665	4.5	38,516	6.5
Tier 1 Capital to risk-weighted assets (2)	69,685	11.76	35,553	6.0	47,404	8.0
Total Capital to risk-weighted assets (2)	$75,874	12.80%	$47,404	8.0%	$59,255	10.0%

As of December 31, 2017
Tier 1 Capital to total adjusted assets (3)	$62,432	10.10%	$24,721	4.0%	$30,902	5.0%
Common Equity Tier 1 risk-based capital ratio (4)	62,432	12.03	23,354	4.5	33,733	6.5
Tier 1 Capital to risk-weighted assets (4)	62,432	12.03	31,138	6.0	41,518	8.0
Total Capital to risk-weighted assets (4)	$67,868	13.08%	$41,518	8.0%	$51,897	10.0%

(1)	Based on total adjusted assets of $716,475 at December 31, 2018.

(2)	Based on risk-weighted assets of $592,551 at December 31, 2018.

(3)	Based on total adjusted assets of $618,035 at December 31, 2017.

(4)	Based on risk-weighted assets of $518,970 at December 31, 2017.

Notes to Consolidated Financial Statements

In addition to the minimum common equity Tier 1 capital ratio (“CET1”), the Bank must maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This capital conservation buffer requirement was phased in beginning in January 2016 at an amount more than 0.625% of risk-weighted assets and increased each year to an amount more than 2.5% of risk-weighted assets when fully implemented on January 1, 2019. At December 31, 2018, the conservation buffer requirement was 1.875% and the Bank's actual conservation buffer was 4.80% .
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized. If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2018 Sound Financial Bancorp would have exceeded all regulatory capital requirements. The estimated regulatory capital ratios calculated for Sound Financial Bancorp as of December 31, 2018 were 9.85% for Tier 1 leverage-based capital, 11.92% for both Common Equity Tier 1 risk-based capital, Tier 1 Capital to risk-based assets and 12.96% for total risk-based capital.

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
Financial instruments whose contract amount represents credit risk were as follow (in thousands):

	At December 31,
	2018	2017
Commitments to make loans	$3,176	$1,689
Unfunded construction commitments	60,632	39,400
Unused lines of credit	45,315	32,440
Irrevocable letters of credit	1,460	1,400
Total loan commitments	$110,583	$74,929
At December 31, 2018, fixed rate loan commitments totaled $4.1 million and had a weighted-average interest rate of 4.93%. At December 31, 2017, fixed rate loan commitments totaled $3.4 million and had a weighted-average interest rate of 4.29%.

Notes to Consolidated Financial Statements

Commitments for credit may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future cash requirements of the Company. These commitments are not reflected in the financial statements.
At December 31, 2018 and 2017 both, the Company had letters of credit issued by the FHLB with a notional amount of $14.5 million in order to secure Washington State Public Funds.
In the ordinary course of business, the Company sells loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, and fraud. When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no defects, the Company has no commitment to repurchase the loan. As of December 31, 2018 and 2017, the maximum amount of these guarantees totaled $376.5 million and $392.6 million, respectively. These amounts represent the unpaid principal balances of the Company's loans serviced for others' portfolios. There were no loans repurchased during the year ended December 31, 2018 and one loan with the amount of $135,000 repurchased from Fannie Mae during the year during the year ended December 31, 2017.
The Company pays certain medical, dental, prescription, and vision claims for its employees, on a self-insured basis. The Company has purchased stop-loss insurance to cover claims that exceed stated limits and has recorded estimated reserves for the ultimate costs for both reported claims and claims incurred but not reported, which were not considered significant at December 31, 2017. At December 31, 2018, the Company recorded $239,000 in stop loss medical insurance claim which is included in other assets on the consolidated statements of financial condition.
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

Note 18 – Parent Company Financial Information
The Balance Sheets, Statements of Income, and Statements of Cash Flows for Sound Financial Bancorp (Parent Only) are presented below (dollars in thousands):

Balance sheets	December 31,
	2018	2017
Assets
Cash and cash equivalents	$18	$882
Investment in Sound Community Bank	70,785	63,535
Other assets	824	743
Total assets	$71,627	$65,160
Liabilities and Stockholders' Equity
Other liabilities	$—	$—
Total liabilities	—	—
Stockholders' equity	71,627	65,160
Total liabilities and stockholders' equity	$71,627	$65,160

Notes to Consolidated Financial Statements

Statements of Income	Year Ended December 31,
	2018	2017
Other expenses	$(310)	$(243)
Income before income tax benefit and equity in undistributed net
Income of subsidiary	(310)	(243)
Income tax benefit	65	83
Equity in undistributed earnings of subsidiary	7,284	5,285
Net income	$7,039	$5,125

Statements of Cash Flows	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income	$7,039	$5,125
Adjustments to reconcile net income to net cash provided by operating activities
Other, net	(65)	(83)
Change in undistributed equity of subsidiary	(7,284)	(5,285)
Net cash used in operating activities	(310)	(243)
Cash flows from investing activities:
ESOP shares released	—	671
Net cash provided by investing activities	—	671
Cash flows from financing activities:
Dividends paid	(1,367)	(1,505)
Dividends received from subsidiary	711	—
Stock options exercised	102	43
Net cash used in financing activities	(554)	(1,462)
Net decrease in cash	(864)	(1,034)
Cash and cash equivalents at beginning of year	882	1,916
Cash and cash equivalents at end of year	$18	$882

Notes to Consolidated Financial Statements

Note 19 – Revenue from Contracts with Customers
All of the Company's revenue from contracts with customers in the scope of ASC 606 - Revenue from Contracts with Customers ("ASC 606") is recognized in Noninterest Income with the exception of the net loss on OREO and repossessed assets, which is included in Noninterest Expense. The following table presents the Company's sources of Noninterest Income for the year ended December 31, 2018 and 2017 (in thousands). Items outside of the scope of ASC 606 are noted as such.

	Year Ended December 31,
	2018	2017
Noninterest income:
Service charges and fee income
Account maintenance fees	$192	$178
Transaction-based and overdraft service charges	481	417
Debit/ATM interchange fees	927	912
Credit card interchange fees	40	32
Loan fees (a)	188	296
Other fees (a)	48	60
Total service charges and fee income	1,876	1,895
Earnings on cash surrender value of bank-owned life insurance (a)	320	327
Mortgage servicing income (a)	562	566
Net gain on sale of loans (a)	1,258	1,071
Other income (a)	490	—
Total noninterest income	$4,506	$3,859
(a) Not within scope of ASC 606

Account maintenance fees and transaction-based and overdraft service charges

The Company earns fees from its customers for account maintenance, transaction-based and overdraft services.  Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts on a monthly basis.  The performance obligation is satisfied and fees are recognized on a monthly basis as the service period is completed. Transaction-based fees and overdraft service fees on deposit accounts are charged to deposit customers for specific services provided to the customer, such as non-sufficient funds, overdraft, and wire services. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.

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

Net loss on OREO and repossessed assets

We record a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed of trust. When the Bank finances the sale of other real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether

Notes to Consolidated Financial Statements

collectability of the transaction price is probable. Once these criteria are met, the other real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on sale, we adjust the transaction price and related gain or loss on sale if a significant financing component is present. The Company had a loss on the sale of OREO of $74,000 and $94,000 for the years ended December 31, 2018 and 2017, respectively, included in Noninterest Expense.

Note 20 – Subsequent Events
On January 28, 2019, the Company declared a quarterly cash dividend of 0.14 per common share, payable on February 22, 2019 to shareholders of record at the close of business February 8, 2019.
On January 28, 2019, the Company announced that its Board of Directors authorized a stock repurchase program. Under this repurchase program, the Company may repurchase up to $1,750,000 of the Company’s outstanding shares, in the open market, based on prevailing market prices, or in privately negotiated transactions, over a period beginning on January 31, 2019, continuing until the earlier of the completion of the repurchase or the next six (6) months, depending upon market conditions.

The Company’s Board of Directors also authorized management to enter into a trading plan with registered broker-dealer in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate repurchases of its common stock pursuant to the above mentioned stock repurchase program.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2018, was carried out under the supervision and with the participation of the our Chief Executive Officer, Chief Financial Officer and several other members of our senior management team within the 90-day period preceding the filing of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
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
(b) Internal Control Over Financial Reporting
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Sound Financial Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to the Company's management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, we concluded that, as of December 31, 2018, the Company's internal control over financial reporting was effective based on those criteria.
Moss Adams, LLP, the Company’s independent registered public accounting firm that audited our consolidated financial statements at and, for, the year ended December 31, 2018, included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. The attestation report is included above in Item 8.

(c) Changes in Internal Controls over Financial Reporting
As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors
Information concerning the Company's directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2019, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
Executive Officers
Information concerning the executive officers of the Company and the Bank is contained under the heading "Executive Officers" under Part I, Item 1 of this Form 10-K and is incorporated herein by reference.
Section 16(a) Beneficial Ownership and Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of Sound Financial Bancorp's common stock to report to the SEC their initial ownership of Sound Financial Bancorp's common stock and any subsequent changes in that ownership. Specific due dates for these reports have been established by the SEC, and Sound Financial Bancorp is required to disclose in its proxy statement any late filings or failures to file. To our knowledge, based solely on a review of the copies of reports furnished to us and written representations relative to the filing of certain forms, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were met for transactions in our common stock during 2018.
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
Audit Committee and Audit Committee Financial Expert. Sound Financial Bancorp has an Audit Committee that is appointed by the Board of Directors to provide assistance to the Board in fulfilling its oversight responsibility relating to the integrity of our consolidated financial statements and the financial reporting processes, the systems of internal accounting and financial controls, compliance with legal and regulatory requirements, the annual independent audit of our consolidated financial statements, the independent auditors' qualifications and independence, the performance of our internal audit function and independent auditors and any other areas of potential financial risk to Sound Financial Bancorp specified by its Board of Directors. The Audit Committee also is responsible for the appointment, retention and oversight of our independent auditors, including pre-approval of all audit and non-audit services to be performed by the independent auditors. During 2018, the Audit Committee was comprised of Directors Jones (chair), Carney, Cook, Riojas and Haddad, each of whom is "independent" as that term is defined for audit committee members in the Nasdaq Rules. The Board of Directors has determined that Director Jones is an "audit committee financial expert" as defined in Item 407(e) of Regulation S-K of the Securities and Exchange Commission and that all of the Audit Committee members meet the financial literacy requirements under the NASDAQ listing standards. Additional information concerning the Audit Committee is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2019 (except for information contained under the heading "Report of the Audit Committee"), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 11.	Executive Compensation
Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2019 (except for information contained under the heading "Report of the Audit Committee"), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2019, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of Sound Financial Bancorp, Inc.
Equity Compensation Plan Information. The following table sets forth information as of December 31, 2018 with respect to the Company’s equity compensation plans, all of which were approved by the Company’s shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity Incentive Plan approved by security holders	101,788	$18.56	(1)
Equity Incentive Plan not approved by security holders	—	—	—
Total	101,788	$18.56	—
(1) Total number of shares available for issuance for stock awards, other than awards of stock options and stock appreciation rights.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2019, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 14.	Principal Accounting Fees and Services
Information concerning principal accountant fees and services is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2019 (except for information contained under the heading "Report of the Audit Committee") a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) List of Financial Statements
The following are contained in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2018 and 2017
Consolidated Statements of Income for the Years Ended December 31, 2018 and 2017
Consolidated Statements of Comprehensive Income for the Years December 31, 2018 and 2017
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2018 and 2017
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017
Notes to Consolidated Financial Statements
(a)(2) List of Financial Statement Schedules:
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.
(a)(3) List of Exhibits:

(b) Exhibits:
EXHIBIT INDEX

Exhibits:
3.1	Articles of Incorporation of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on March 27, 2012 (File No. 333-180385))
3.2	Bylaws of Sound Financial Bancorp, Inc . (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on February 3, 2015 (File No. 001-35633))
4.0
Form of Common Stock Certificate of Sound Financial Bancorp, Inc . (incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on March 27, 2012 (File No. 333-180385))

10.1
Form of Amended and Restated Employment Agreement dated August 30, 2016, among Sound Financial Bancorp, Inc., Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on September 1, 2016 (File No. 001-35633))

10.2
Amended and Restated Supplemental Executive Retirement Agreement by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 27, 2015 (File No. 001-35633))

10.3
Amended and Restated Long Term Compensation Agreement by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 27, 2015 (File No. 001-35633))

10.4
Amended and Restated Confidentiality, Non-Competition and Non-Solicitation Agreement by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 27, 2015 (File No. 001-35633))

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
10.14
Change of Control Agreement dated June 22, 2016, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Christina Gehrke (included as Exhibit 10.14 to the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference (File No. 001-35633))

10.15
Separation Agreement and Release of All Claims entered into between Mathew P. Deines and Sound Community Bank)(incorporated herein by reference to the Current Report on Form 8-K/A filed with the SEC on April 12, 2018 (File No. 001-35633))

10.16
Change of Control Agreement dated October 25, 2018, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Daphne Kelley (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on October 26, 2018 (File No. (001-35633))

10.17
Change of Control Agreement dated October 25, 2018, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Heidi Sexton (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on October 26, 2018 (File No. (001-35633))

10.18	Credit Union of the Pacific Incentive Compensation Achievement Plan, dated January 1, 1994
10.19
Amended and Restated Employment Agreement dated January 25, 2019, by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 30, 2019 (File No. 001-35633))

10.20
Amended and Restated Confidentiality, Non-Competition, and Non-Solicitation Agreement dated January 25, 2019, by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 30, 2019 (File No. 001-35633))

11	Statement re computation of per share earnings (See Note 12 of the Notes to Consolidated Financial Statements contained in Item 8, Part II of this Annual Report on Form 10-K.)
21	Subsidiaries of Registrant (incorporated herein by reference to the Registration Statement on Form SB-2 filed with the SEC on September 20, 2007 (File No. 333-146196))
23	Consent of Moss Adams LLP
24	Power of Attorney (set forth on signature page)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101	Interactive Data File
(c) Financial Statements Schedules - None

Item 16. Form 10-K Summary - None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: March 14, 2019	By:	/s/ Laura Lee Stewart
Laura Lee Stewart, President and Chief Executive Officer
(Duly Authorized Representative)

POWER OF ATTORNEY
We, the undersigned officers and directors of Sound Financial Bancorp, Inc., hereby severally and individually constitute and appoint Laura Lee Stewart and Daphne D. Kelley, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Laura Lee Stewart	/s/ Tyler K. Myers
Laura Lee Stewart, President and Director	Tyler K. Myers, Chairman of the Board
(Principal Executive Officer)	Date: March 14, 2019
Date: March 14, 2019

/s/ David S. Haddad, Jr.	/s/ Robert F. Carney
David S. Haddad, Jr., Director	Robert F. Carney, Director
Date: March 14, 2019	Date: March 14, 2019

/s/ Debra Jones	/s/ Rogelio Riojas
Debra Jones, Director	Rogelio Riojas, Director
Date: March 14, 2019	Date: March 14, 2019

/s/ James E. Sweeney	/s/ Kathleen B. Cook
James E. Sweeney, Director	Kathleen B. Cook, Director
Date: March 14, 2019	Date: March 14, 2019

/s/ Daphne D. Kelley
Daphne D. Kelley, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 14, 2019