Form 10-Q
period 2019-03-31
Sound Financial Bancorp, Inc.
filed 2019-05-09
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $0.01 par value	SFBC	The NASDAQ Stock Market LLC
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
As of May 6, 2019, there were 2,563,828 shares of the registrant’s common stock outstanding.

Table of Contents

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$72,536	$61,810
Available-for-sale securities, at fair value	4,955	4,957
Loans held-for-sale	490	1,172
Loans held-for-portfolio	584,501	619,543
Allowance for loan losses	(5,577)	(5,774)
Total loans held-for-portfolio, net	578,924	613,769
Accrued interest receivable	2,228	2,287
Bank-owned life insurance (“BOLI”), net	13,625	13,365
Other real estate owned (“OREO”) and repossessed assets, net	1,069	575
Mortgage servicing rights, at fair value	3,286	3,414
Federal Home Loan Bank (“FHLB”) stock, at cost	1,860	4,134
Premises and equipment, net	6,833	7,044
Right of use assets	8,136	—
Other assets	3,687	4,208
Total assets	$697,629	$716,735
LIABILITIES
Deposits
Interest-bearing	$485,033	$457,535
Noninterest-bearing demand	98,648	96,066
Total deposits	583,681	553,601
Borrowings	25,000	84,000
Accrued interest payable	201	137
Lease liabilities	8,408	—
Other liabilities	6,089	6,681
Advance payments from borrowers for taxes and insurance	1,327	689
Total liabilities	624,706	645,108
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,563,828 and 2,544,059 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	25	25
Additional paid-in capital	25,802	25,663
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(312)	(340)
Retained earnings	47,252	46,165
Accumulated other comprehensive income, net of tax	156	114
Total stockholders’ equity	72,923	71,627
Total liabilities and stockholders’ equity	$697,629	$716,735
See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
INTEREST INCOME
Loans, including fees	$8,359	$7,204
Interest and dividends on investments, cash and cash equivalents	414	246
Total interest income	8,773	7,450
INTEREST EXPENSE
Deposits	1,466	810
Borrowings	318	213
Total interest expense	1,784	1,023
Net interest income	6,989	6,427
(RECAPTURE) PROVISION FOR LOAN LOSSES	(200)	100
Net interest income after (recapture) provision for loan losses	7,189	6,327
NONINTEREST INCOME
Service charges and fee income	447	460
Earnings on cash surrender value of bank-owned life insurance	108	79
Mortgage servicing (loss) income	(82)	220
Net gain on sale of loans	535	374
Total noninterest income	1,008	1,133
NONINTEREST EXPENSE
Salaries and benefits	3,639	3,141
Operations	1,634	1,239
Regulatory assessments	113	101
Occupancy	506	474
Data processing	500	453
Net loss on OREO and repossessed assets	3	27
Total noninterest expense	6,395	5,435
Income before provision for income taxes	1,802	2,025
Provision for income taxes	358	423
Net income	$1,444	$1,602

Earnings per common share:
Basic	$0.57	$0.65
Diluted	$0.56	$0.63
Weighted-average number of common shares outstanding:
Basic	2,507,389	2,477,235
Diluted	2,565,914	2,558,418

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$1,444	$1,602
Available for sale securities:
Unrealized holding gains/(losses) arising during the period	53	(39)
Income tax (expense)/benefit related to unrealized gains/losses	(11)	8
Other comprehensive income/(loss), net of tax	42	(31)
Comprehensive income	$1,486	$1,571
See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2019 and 2018 (unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid -in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders’ Equity
Balances at December 31, 2017	2,511,127	$25	$24,986	$(453)	$40,493	$109	$65,160
Net income					1,602		1,602
Other comprehensive income, net of tax						(31)	(31)
Share-based compensation			45				45
Cash dividends paid on common stock ($0.12 per share)					(303)		(303)
Common stock repurchased	(5,206)						—
Common stock options exercised	18,425		73				73
Balances at March 31, 2018	2,524,346	$25	$25,104	$(453)	$41,792	$78	$66,546

	Shares	Common Stock	Additional Paid- in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders’ Equity
Balances at December 31, 2018	2,544,059	$25	$25,663	$(340)	$46,165	$114	$71,627
Net income					1,444		1,444
Other comprehensive loss, net of tax						42	42
Share-based compensation			39				39
Restricted stock awards issued	15,925						—
Cash dividends paid on common stock ($0.14 per share)					(357)		(357)
Common stock repurchased	(1,488)						—
Common stock options exercised	5,332		32				32
Allocation of ESOP shares			68	28			96
Balances at March 31, 2019	2,563,828	$25	$25,802	$(312)	$47,252	$156	$72,923
See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,444	$1,602
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net discounts on investments	8	10
(Recapture) provision for loan losses	(200)	100
Depreciation and amortization	235	237
Compensation expense related to stock options and restricted stock	39	45
Change in fair value of mortgage servicing rights	324	(106)
Increase in cash surrender value of BOLI	(108)	(79)
Net change in advances from borrowers for taxes and insurance	637	471
Net gain on sale of loans	(211)	(332)
Proceeds from sale of loans held-for-sale	27,274	15,800
Originations of loans held-for-sale	(26,681)	(14,641)
Net loss on OREO and repossessed assets	3	27
Change in operating assets and liabilities:
Accrued interest receivable	59	15
Other assets	521	571
Accrued interest payable	64	4
Other liabilities	(593)	633
Net cash provided by operating activities	2,815	4,357
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available-for-sale securities	11	159
Net decrease (increase) in loans	34,983	(11,485)
Purchase of BOLI	(183)	(246)
Purchases of premises and equipment, net	(24)	(390)
Net cash provided by (used in) investing activities	34,787	(11,962)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	30,080	14,793
Proceeds from borrowings	60,000	76,000
Repayment of borrowings	(119,000)	(79,000)
FHLB stock redeemed	2,273	51
ESOP shares released	96	—
Proceeds from common stock option exercises	32	73
Dividends paid on common stock	(357)	(303)
Net cash (used in) provided by financing activities	(26,876)	11,614
Net change in cash and cash equivalents	10,726	4,009
Cash and cash equivalents, beginning of period	61,810	60,680
Cash and cash equivalents, end of period	$72,536	$64,689

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid on deposits and borrowings	1,720	1,019
Noncash net transfer from loans to OREO and repossessed assets	60	—
See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1 – Basis of Presentation
The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Sound Financial Bancorp, Inc., and its wholly owned subsidiaries, Sound Community Bank and Sound Community Insurance Agency, Inc.  References in this document to Sound Financial Bancorp refer to Sound Financial Bancorp, Inc. and references to the “Bank” refer to Sound Community Bank. References to “we,” “us,” and “our” or the “Company” refers to Sound Financial Bancorp and its wholly-owned subsidiaries, Sound Community Bank and Sound Community Insurance Agency, Inc., unless the context otherwise requires.
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 14, 2019 (“2018 Form 10-K”).  The results for the interim periods are not necessarily indicative of results for a full year.
Certain amounts in the prior period’s consolidated financial statements have been reclassified to conform to the current presentation.  These classifications do not have an impact on previously reported consolidated net income, retained earnings, stockholders’ equity or earnings per share.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU amends the accounting for share-based payments awards to nonemployees to align with the accounting for employee awards. Under the new guidance, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. Amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and early adoption is permitted. The adoption of ASU No. 2018-07 on January 1, 2019 did not have a material impact on the Company's consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity's risk management activities by better aligning the entity's financial reporting for hedging relationships with those risk management activities and  reduce the complexity of and simplify the application of hedge accounting by preparers. The amendments in this ASU permit hedge accounting for hedging relationships involving nonfinancial risk and interest rate risk by removing certain limitations in cash flow and fair value hedging relationships. In addition, the ASU requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and early adoption is permitted. The adoption of ASU No. 2017-12 on January 1, 2019, did not have a material impact on the Company's consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20). ASU 2017-08 is intended to amend the amortization period for certain purchased callable debt securities held at a premium. Under ASU 2017-08, the FASB is shortening the amortization period for the premium to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The adoption of ASU No. 2017-08 on January 1, 2019 did not have a material impact on the Company's consolidated financial statements.

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

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize, on the balance sheet, the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements. This ASU amended the new leases standard to give entities another option for transition and to provide lessors with a practical expedient. The transition option allows entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. The practical expedient provides lessors with an option to not separate non-lease components from the associated lease components when certain criteria are met and requires them to account for the combined component in accordance with the new revenue standard if the associated non-lease components are the predominant components. The Company adopted these ASUs on January 1, 2019. See Note 12 - Leases of this report for more information.

In March 2019, FASB issued ASU 2019-01, Leases (Topic 842), Codification Improvements. The amendments in this ASU include the following items: (i) determining the fair value of the underlying asset by lessors that are not manufacturers or dealers; (ii) requiring cash received from lessors from sales-type and direct financing leases to be presented in the cash flow statement within investing activities; and (iii) clarifying interim disclosure requirements. The effective date and transition requirements for the first and second items of this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 and early adoption is permitted. We have adopted the third item of this ASU and provided the required interim disclosures in this report.  The Company does not expect the adoption of items (i) and (ii) of ASU 2019-01 to have a material impact on its consolidated financial statements.

Note 3 – Investments
The amortized cost and fair value of our available-for-sale (“AFS”) securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2019
Municipal bonds	$3,213	$152	$(12)	$3,353
Agency mortgage-backed securities	1,545	57	—	1,602
Total	$4,758	$209	$(12)	$4,955

December 31, 2018
Municipal bonds	$3,218	$122	$(23)	$3,317
Agency mortgage-backed securities	1,594	46	—	1,640
Total	$4,812	$168	$(23)	$4,957
The amortized cost and fair value of AFS securities at March 31, 2019, by contractual maturity, are shown below (in thousands). Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	March 31, 2019
	Amortized Cost	Fair Value
Due after one year through five years	$1,560	$1,559
Due after five years through ten years	460	493
Due after ten years	1,193	1,301
Mortgage-backed securities	1,545	1,602
Total	$4,758	$4,955
There were no pledged securities at March 31, 2019 and December 31, 2018.
There were no sales of AFS securities during the three months ended March 31, 2019 and 2018.

The following tables summarize the aggregate fair value and gross unrealized loss by length of time of those investments that have been in a continuous unrealized loss position at the dates indicated (in thousands):

	March 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$—	$—	$1,288	$(12)	$1,288	$(12)
Total	$—	$—	$1,288	$(12)	$1,288	$(12)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$—	$—	$1,283	$(23)	$1,283	$(23)
Total	$—	$—	$1,283	$(23)	$1,283	$(23)
There were no credit losses recognized in earnings during the three months ended March 31, 2019 or 2018 relating to the Company’s securities.

At both March 31, 2019 and December 31, 2018, the securities portfolio consisted of six agency mortgage-backed securities and eight municipal securities with a fair value of $5.0 million. At both March 31, 2019 and December 31, 2018, there were no securities in an unrealized loss position for less than 12 months, and there were three municipal securities in an unrealized loss position for more than 12 months. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. The unrealized losses on these investments are not considered other-than-temporary impairment ("OTTI") as of March 31, 2019, because the decline in fair value is not attributable to credit quality and because we do not intend, and it is not likely that we will be required, to sell these securities before recovery of their amortized cost basis.

Note 4 – Loans
The composition of the loans-held-for portfolio at the dates indicated, excluding loans held-for-sale, was as follows (in thousands):

	March 31, 2019	December 31, 2018
Real estate loans:
One-to-four family	$151,422	$169,830
Home equity	24,466	27,655
Commercial and multifamily	245,488	252,644
Construction and land	66,400	65,259
Total real estate loans	$487,776	$515,388
Consumer loans:
Manufactured homes	20,533	20,145
Floating homes	39,016	40,806
Other consumer	7,126	6,628
Total consumer loans	66,675	67,579
Commercial business loans	32,046	38,804
Total loans held-for-portfolio	586,497	621,771
Deferred fees	(1,996)	(2,228)
Total loans, gross held-for-portfolio	584,501	619,543
Allowance for loan losses	(5,577)	(5,774)
Total loans held-for-portfolio, net	$578,924	$613,769

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2019 (in thousands):

	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$222	$73	$—	$8	$381	$—	$68	$223	$—	$975
Collectively evaluated for impairment	967	156	1,035	988	130	254	52	201	819	4,602
Ending balance	$1,189	$229	$1,035	$996	$511	$254	$120	$424	$819	$5,577
Loans held-for-portfolio:
Individually evaluated for impairment	$2,596	$473	$520	$126	$502	$—	$160	$1,171	$—	$5,548
Collectively evaluated for impairment	148,826	23,993	244,968	66,274	20,031	39,016	6,966	30,875	—	580,949
Ending balance	$151,422	$24,466	$245,488	$66,400	$20,533	$39,016	$7,126	$32,046	$—	$586,497
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2018 (in thousands):

	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$228	$25	$—	$8	$299	$—	$64	$112	$—	$736
Collectively evaluated for impairment	1,086	177	1,638	423	128	265	48	244	1,029	5,038
Ending balance	$1,314	$202	$1,638	$431	$427	$265	$112	$356	$1,029	$5,774
Loans held-for-portfolio:
Individually evaluated for impairment	$2,760	$440	$702	$163	$424	$—	$157	$1,192	$—	$5,838
Collectively evaluated for impairment	167,070	27,215	251,942	65,096	19,721	40,806	6,471	37,612	—	615,933
Ending balance	$169,830	$27,655	$252,644	$65,259	$20,145	$40,806	$6,628	$38,804	$—	$621,771

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2019 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	(Recapture) provision	Ending Allowance
One-to-four family	$1,314	$—	$—	$(125)	$1,189
Home equity	202	—	3	24	229
Commercial and multifamily	1,638	—	—	(603)	1,035
Construction and land	431	—	—	565	996
Manufactured homes	427	—	—	84	511
Floating homes	265	—	—	(11)	254
Other consumer	112	(20)	20	8	120
Commercial business	356	—	—	68	424
Unallocated	1,029	—	—	(210)	819
Total	$5,774	$(20)	$23	$(200)	$5,577

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2018 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision (recapture)	Ending Allowance
One-to-four family	$1,436	$—	$—	$273	$1,709
Home equity	293	(7)	4	(3)	287
Commercial and multifamily	1,250	—	—	45	1,295
Construction and land	378	—	—	—	378
Manufactured homes	355	—	—	90	445
Floating homes	169	—	—	—	169
Other consumer	80	(14)	4	19	89
Commercial business	372	—	—	166	538
Unallocated	908	—	—	(490)	418
Total	$5,241	$(21)	$8	$100	$5,328

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
When we classify problem loans as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address the risk specifically (if the loan is impaired) or we may allow the loss to be addressed in the general allowance (if the loan is not impaired).  General allowances represent loss reserves which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem loans.  When the Company classifies problem loans as a loss, we charge-off such assets in the period in which they are deemed uncollectible.  Assets that do not currently expose us to sufficient risk to warrant classification as substandard, doubtful or loss, but possess identified weaknesses, are classified as either watch or special mention assets.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Federal Deposit Insurance Corporation (“FDIC”), the Bank’s federal regulator, and the Washington Department of Financial Institutions (“WDFI”), the Bank’s state banking regulator, both which can order the establishment of additional loss allowances.  Pass rated loans are loans that are not otherwise classified or criticized.
The following table presents the internally assigned grades as of March 31, 2019, by type of loan (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$145,305	$23,878	$239,767	$56,838	$20,166	$39,016	$7,068	$28,799	$560,837
Watch	—	—	1,134	6,441	2	—	—	1,085	8,662
Special Mention	—	—	2,459	2,994	—	—	—	356	5,809
Substandard	6,117	588	2,128	127	365	—	58	1,806	11,189
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$151,422	$24,466	$245,488	$66,400	$20,533	$39,016	$7,126	$32,046	$586,497
The Bank had $1.8 million in performing loans identified as TDRs at March 31, 2019, that were not classified as special mention or substandard.

The following table presents the internally assigned grades as of December 31, 2018, by type of loan (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$163,655	$27,150	$246,907	$55,916	$19,860	$40,806	$6,576	$35,876	$596,746
Watch	—	—	1,139	5,968	—	—	—	689	7,796
Special Mention	—	—	2,497	3,252	—	—	—	367	6,116
Substandard	6,175	505	2,101	123	285	—	52	1,872	11,113
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$169,830	$27,655	$252,644	$65,259	$20,145	$40,806	$6,628	$38,804	$621,771
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
The following table presents the recorded investment in nonaccrual loans as of March 31, 2019, and December 31, 2018, by type of loan (in thousands):

	March 31, 2019	December 31, 2018
One-to-four family	$925	$1,075
Home equity	393	360
Commercial and multifamily	353	534
Construction and land	83	123
Manufactured homes	231	214
Commercial business	379	235
Total	$2,364	$2,541

The following table presents the aging of the recorded investment in past due loans as of March 31, 2019, by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$1,327	$271	$390	$—	$1,988	$149,434	$151,422
Home equity	274	171	295	—	740	23,726	24,466
Commercial and multifamily	437	—	353	—	790	244,698	245,488
Construction and land	33	—	50	—	83	66,317	66,400
Manufactured homes	139	—	231	—	370	20,163	20,533
Floating homes	—	—	—	—	—	39,016	39,016
Other consumer	19	3	—	—	22	7,104	7,126
Commercial business	433	—	70	—	503	31,543	32,046
Total	$2,662	$445	$1,389	$—	$4,496	$582,001	$586,497

The following table presents the aging of the recorded investment in past due loans as of December 31, 2018, by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$1,362	$167	$514	$—	$2,043	$167,787	$169,830
Home equity	298	149	284	—	731	26,924	$27,655
Commercial and multifamily	139	—	353	—	492	252,152	$252,644
Construction and land	650	—	50	—	700	64,559	$65,259
Manufactured homes	78	129	199	—	406	19,739	$20,145
Floating homes	—	—	—	—	—	40,806	$40,806
Other consumer	11	5	—	—	16	6,612	$6,628
Commercial business	228	177	122	—	$527	38,277	$38,804
Total	$2,766	$627	$1,522	$—	$4,915	$616,856	$621,771
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

The following table presents the credit risk profile of our loan portfolio based on payment activity as of March 31, 2019, by type of loan (in thousands):

	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Performing	$150,453	$24,073	$245,135	$66,317	$20,302	$39,016	$7,126	$31,492	$583,914
Nonperforming	969	393	353	83	231	—	—	554	2,583
Total	$151,422	$24,466	$245,488	$66,400	$20,533	$39,016	$7,126	$32,046	$586,497

The following table presents the credit risk profile of our loan portfolio based on payment activity as of December 31, 2018, by type of loan (in thousands):

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

Impaired loans at March 31, 2019 and December 31, 2018, by type of loan were as follows (in thousands):

	March 31, 2019
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$2,731	$975	$1,622	$2,597	$222
Home equity	553	393	80	473	73
Commercial and multifamily	520	520	—	520	—
Construction and land	126	86	39	125	8
Manufactured homes	507	—	502	502	381
Other consumer	160	—	160	160	68
Commercial business	1,171	649	522	1,171	223
Total	$5,768	$2,623	$2,925	$5,548	$975

	December 31, 2018
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$2,894	$1,085	$1,675	$2,760	$228
Home equity	520	359	81	440	25
Commercial and multifamily	702	702	—	702	—
Construction and land	163	123	40	163	8
Manufactured homes	430	—	424	424	299
Other consumer	156	—	157	157	64
Commercial business	1,192	659	533	1,192	112
Total	$6,057	$2,928	$2,910	$5,838	$736

The average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2019 and 2018, respectively, by loan types follows (in thousands):

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to-four family	$4,427	$38	$6,341	$73
Home equity	751	6	968	7
Commercial and multifamily	1,110	7	2,426	45
Construction and land	133	2	136	5
Manufactured homes	444	10	422	10
Other consumer	177	3	195	3
Commercial business	1,086	18	1,275	20
Total	$8,128	$84	$11,763	$163

Forgone interest on nonaccrual loans was $8,000 and $2,000 for the three months ended March 31, 2019 and 2018, respectively.  There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual or impaired at March 31, 2019 and December 31, 2018.
Troubled debt restructurings.  Loans classified as TDRs totaled $2.6 million and $2.8 million at March 31, 2019 and December 31, 2018, and are included in impaired loans.  The Company has granted, in its TDRs, a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:
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
There were no loans modified as TDRs and one TDR loan of $105,000 paid off during the three months ended March 31, 2019. There were no loans modified as TDRs or payoffs of any TDRs during the three months ended March 31, 2018.
There were no post-modification changes for the unpaid principal balance in loans, net of partial charge-offs, that were recorded as a result of the TDRs for the three months ended March 31, 2019 and 2018. There were three loans totaling $416,000 modified as TDRs for which there was a payment default within the first 12 months of modification during the three months ended March 31, 2019. During the three months ended March 31, 2018, there were no TDRs for which there was a payment default within the first 12 months of modification.
The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified in TDRs.

Note 5 – Fair Value Measurements
The Company determines the fair values of its financial instruments based on the requirements established in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions.  The Company’s fair values for financial instruments at March 31, 2019 were determined based on these requirements.
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
Loans Held-for-Sale - Residential mortgage loans held-for-sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At March 31, 2019 and December 31, 2018, loans held-for-sale were carried at cost, as no impairment was required.
Loans Held-for-Portfolio - The estimated fair value of loans-held-for portfolio consists of a credit adjustment to reflect the estimated adjustment to the carrying value of the loans due to credit-related factors and a yield adjustment, to reflect the estimated adjustment to the carrying value of the loans due to a differential in yield between the portfolio loan yields and estimated current market rate yields on loans with similar characteristics. The estimated fair values of loans held for portfolio reflect exit price assumptions. The liquidity premium/discounts are part of the valuation for exit pricing.
Mortgage Servicing Rights –The fair value of mortgage servicing rights is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds, discount rates, and delinquency rate assumptions as inputs.
FHLB stock - The estimated fair value is equal to the par value of the stock.
Non-maturity deposits - The estimated fair value is equal to the carrying amount.
Time deposits - The estimated fair value of time deposits is based on the difference between interest costs paid on the Company’s time deposits and current market rates for time deposits with comparable characteristics.
Borrowings - The fair value of borrowings are estimated using the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
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
Off-balance sheet financial instruments - The fair value for the Company’s off-balance sheet loan commitments are estimated based on fees charged to others to enter into similar agreements taking into account the remaining terms of the agreements and credit standing of the Company’s clients. The estimated fair value of these commitments is not significant.

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether or not recognized or recorded at fair value as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$72,536	$72,536	$72,536	$—	$—
Available-for-sale securities	4,955	4,955	—	4,955	—
Loans held-for-sale	490	490	—	490	—
Loans held-for-portfolio	578,924	576,319	—	—	576,319
Mortgage servicing rights	3,286	3,286	—	—	3,286
FHLB stock	1,860	1,860	—	1,860	—
FINANCIAL LIABILITIES:
Non-maturity deposits	356,367	356,367	—	356,367	—
Time deposits	227,314	227,918	—	227,918	—
Borrowings	25,000	25,000	—	25,000	—

	December 31, 2018		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$61,810	$61,810	$61,810	$—	$—
Available-for-sale securities	4,957	4,957	—	4,957	—
Loans held-for-sale	1,172	1,172	—	1,172	—
Loans held-for-portfolio	613,769	613,371	—	—	613,371
Mortgage servicing rights	3,414	3,414	—	—	3,414
FHLB stock	4,134	4,134	—	4,134	—
FINANCIAL LIABILITIES:
Non-maturity deposits	361,776	361,776	—	361,776	—
Time deposits	191,825	191,679	—	191,679	—
Borrowings	84,000	84,000	—	84,000	—

The following tables present the balance of assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

	Fair Value at March 31, 2019
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$3,353	$—	$3,353	$—
Agency mortgage-backed securities	1,602	—	1,602	—
Mortgage servicing rights	3,286	—	—	3,286

	Fair Value at December 31, 2018
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$3,317	$—	$3,317	$—
Agency mortgage-backed securities	1,640	—	1,640	—
Mortgage servicing rights	3,414	—	—	3,414

The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018:

March 31, 2019
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	90%-452% (160%)
		Discount rate	12.5%-13.5% (12.5%)

December 31, 2018
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	80-515% (123%)
		Discount rate	13%-14% (12.5%)
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
There were no assets or liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2019 and March 31, 2018.

Mortgage servicing rights are measured at fair value using a significant unobservable input (Level 3) on a recurring basis - additional information is included in Note 6 – Mortgage Servicing Rights.
The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at March 31, 2019
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$1,069	$—	$—	$1,069
Impaired loans	5,548	—	—	5,548

	Fair Value at December 31, 2018
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$575	$—	$—	$575
Impaired loans	5,838	—	—	5,838
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at March 31, 2019 and December 31, 2018.

The following tables provide a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018:

March 31, 2019
Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Market approach	Adjustment for differences between comparable sales	0-0% (0%)
Impaired loans	Market approach	Adjustment for differences between comparable sales	0-100% (18%)

December 31, 2018
Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Market approach	Adjusted for difference between comparable sales	0-0% (0%)
Impaired loans	Market approach	Adjusted for difference between comparable sales	0-100% (13%)

Note 6 – Mortgage Servicing Rights
The unpaid principal balances of loans serviced for Federal National Mortgage Association (“Fannie Mae”) at March 31, 2019 and December 31, 2018, totaled $351.8 million and $352.2 million, respectively, and are not included in the Company’s financial statements. We also service loans for other financial institutions for which a servicing fee is received.  The unpaid principal balances of loans serviced for other financial institutions at March 31, 2019 and December 31, 2018, totaled $16.2 million and $2.2 million, respectively, and are not included in the Company’s financial statements. In addition to the foregoing, there were $23.2 million and $24.3 million of loans from Fannie Mae and other financial institutions not included in the Company’s financial statements at March 31, 2019 and December 31, 2018, respectively, for which we outsource the servicing and pay a fee to third party.
A summary of the change in the balance of mortgage servicing assets during the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Beginning balance, at fair value	$3,414	$3,426
Servicing rights that result from transfers and sale of financial assets	196	118
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(324)	(12)
Ending balance, at fair value	$3,286	$3,532
(1) Represents changes due to collection/realization of expected cash flows and curtailments.

The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	March 31, 2019	December 31, 2018
Prepayment speed (Public Securities Association “PSA” model)	160%	123%
Weighted-average life	6.8 years	7.7 years
Discount rate	12.5%	12.5%
The amounts of contractually specified servicing, late and ancillary fees earned and recorded, net of fair value market adjustments to the mortgage servicing rights, are included in mortgage servicing income on the Condensed Consolidated Statements of Income which were losses of $82,000 for the three months ended March 31, 2019, compared to income of $220,000 for the three months ended March 31, 2018.
Note 7 – Commitments and Contingencies
In the normal course of operations, the Company engages in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage clients’ requests for funding and take the form of loan commitments and lines of credit.
Note 8 – Borrowings and FHLB Stock
The Company utilizes a loan agreement with the FHLB of Des Moines. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial and multifamily loan portfolio based on the outstanding balance.  At March 31, 2019 and December 31, 2018, the amount available to borrow under this credit facility was $322.5 million and$321.5 million, respectively.  At March 31, 2019, the credit facility was collateralized as follows:  one-to-four family mortgage loans with an advance equivalent of $124.3 million, commercial and multifamily mortgage loans with an advance equivalent of $127.1 million and home equity loans with an advance equivalent of $6.0 million. At December 31, 2018, the credit facility was collateralized as follows:  one-to-four family mortgage loans with an advance equivalent of $128.4 million, commercial and multifamily mortgage loans with an advance equivalent of $119.8 million and home equity loans with an advance equivalent of $6.3 million.  The Company had outstanding borrowings under this arrangement of $25.0 million and $84.0 million at March 31, 2019 and December 31, 2018, respectively. The weighted-average interest rate of our borrowings was 2.95% at March 31, 2019 and was 2.72% at December 31, 2018.  Additionally, the Company had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $16.0 million and $14.5 million at March 31, 2019 and December 31, 2018, respectively, to secure public deposits. The remaining amount available to borrow as of March 31, 2019 and December 31, 2018, was $216.4 million and $156.0 million, respectively.
As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances.  At March 31, 2019 and December 31, 2018, the Company had an investment of $1.9 million and $4.1 million, respectively, in FHLB of Des Moines stock.
The Company participates in the Federal Reserve Bank Borrower-in-Custody program, which gives the Company access to the discount window.  The terms of the program call for a pledge of specific assets.  The Company pledges commercial and consumer loans as collateral for this line of credit.  The Company had unused borrowing capacity of $40.3 million and $47.3 million and no outstanding borrowings under this program at March 31, 2019 and December 31, 2018, respectively.
The Company has access to an unsecured Fed Funds line of credit from Pacific Coast Banker’s Bank.  The line has a 1 year term maturing on June 30, 2019 and is renewable annually.  As of March 31, 2019, the amount available under this line of credit was $2.0 million.  There was no balance on this line of credit as of March 31, 2019 and December 31, 2018, respectively.
The Company has access to a Fed Funds line of credit from Zions Bank under a Fed Funds Sweep and Line Agreement.  The agreement allows access to a Fed Funds line of up to $9.0 million and requires the Company to maintain cash balances with Zions Bank of $250,000.  The agreement may be terminated by either party.  There was no balance on this line of credit as of March 31, 2019 and December 31, 2018, respectively.
The Company has access to an unsecured Fed Funds line of credit from The Independent Bank.  As of March 31, 2019, the amount available under this line of credit was $10.0 million. The agreement may be terminated by either party.  There was no balance on this line of credit as of March 31, 2019 and December 31, 2018, respectively.

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
The following table summarizes the calculation of earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net income	$1,444	$1,602
Weighted-average number of shares outstanding, basic	2,507	2,477
Effect of potentially dilutive common shares	59	81
Weighted-average number of shares outstanding, diluted	2,566	2,558
Earnings per share, basic	$0.57	$0.65
Earnings per share, diluted	$0.56	$0.63
There were no anti-dilutive securities at either March 31, 2019 or March 31, 2018.
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
As of March 31, 2019, on an adjusted basis, awards for stock options totaling 274,301 shares and awards for restricted stock totaling 123,118 shares of Company common stock have been granted, net of any forfeitures, to participants in the Plans.  During the three months ended March 31, 2019 and 2018, share-based compensation expense totaled $39,000 and $45,000, respectively.
Stock Option Awards
The stock option awards granted to date under the 2008 Plan vest in 20 percent annual increments commencing one year from the grant date in accordance with the requirements of the 2008 Plan. The stock option awards granted to date under the 2013 Plan vest in equal annual installments of either two or five years.  All of the options granted under the Plans are exercisable for a period of 10 years from the date of grant, subject to vesting.  The following is a summary of the Company’s stock option award activity during the three months ended March 31, 2019:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2019	133,176	$19.66	5.89	$1,716,306
Granted	12,425	33.50
Exercised	(5,332)	15.43
Outstanding at March 31, 2019	140,269	21.05	6.14	1,809,582
Exercisable	123,423	19.65	5.73	1,764,542
Expected to vest, assuming a 0% forfeiture rate over the vesting term	16,846	$31.28	9.14	$45,041
As of March 31, 2019, there was $134,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans.  The cost is expected to be recognized over the remaining weighted-average vesting period of less than 3.5 years.
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. There were no stock options granted during the three months ended March 31, 2018. The fair value of options granted for the three months ended March 31, 2019 was determined using the following weighted-average assumptions as of the grant date.

Annual dividend yield	1.72%
Expected volatility	21.68%
Risk-free interest rate	2.64%
Expected term	6.50 years
Weighted-average grant date fair value per option granted	$7.24

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
The following is a summary of the Company’s non-vested restricted stock award activity during the three months ended March 31, 2019:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-vested at January 1, 2018	858	$26.96
Granted	15,925	33.50
Vested	(3,549)	26.73
Non-Vested at March 31, 2019	13,234	$34.89	$33.95
Expected to vest assuming a 0% forfeiture rate over the vesting term	13,234	$34.89	$33.95
As of March 31, 2019, there was $516,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plans.  The cost is expected to be recognized over the weighted-average vesting period of 3.8 years.  The total fair value of shares vested for the three months ended March 31, 2019 and 2018 was $94,865 and $239,000, respectively.
Employee Stock Ownership Plan

In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company which was paid in full in 2017.  In August 2012, in conjunction with the Company’s conversion to a full stock company from the mutual holding company structure, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company.  The loan is being repaid principally by the Bank through contributions to the ESOP over a period of ten years.  The interest rate on the loan is fixed at 2.25% per annum.  As of March 31, 2019, the remaining balance of the ESOP loan was $362,000.
Neither the loan balance nor the related interest expense is reflected on the condensed consolidated financial statements.
For the calendar year 2019, the ESOP was committed to release 11,340 shares of the Company’s common stock to participants and held 22,680 unallocated shares remaining to be released in future years. The fair value of the 168,632 restricted shares held by the ESOP trust was $5.7 million at March 31, 2019.  ESOP compensation expense included in salaries and benefits was $168,000 and $174,000 for the three months ended March 31, 2019 and 2018, respectively.

From time to time, the Bank makes discretionary contributions to the ESOP to purchase shares of Company common stock in the open market for allocation to plan participants. No such discretionary contribution were made to the ESOP during the three months ended March 31, 2019 and 2018.

Note 11 – Revenue from Contracts with Customers
All of the Company's revenue from contracts with customers in the scope of ASC 606 - Revenue from Contracts with Customers ("ASC 606") is recognized in Noninterest Income with the exception of the net loss on OREO and repossessed assets, which is included in Noninterest Expense. The following table presents the Company's sources of Noninterest Income for the three months ended March 31, 2019 and 2018 (in thousands). Items outside of the scope of ASC 606 are noted as such.

	Three Months Ended March 31,
	2019	2018
Noninterest income:
Service charges and fee income
Account maintenance fees	$50	$53
Transaction-based and overdraft service charges	109	120
Debit/ATM interchange fees	213	214
Credit card interchange fees	6	12
Loan fees (a)	60	50
Other fees (a)	9	11
Total service charges and fee income	447	460
Earnings on cash surrender value of bank-owned life insurance (a)	108	79
Mortgage servicing (loss) income (a)	(82)	220
Net gain on sale of loans (a)	535	374
Total noninterest income	$1,008	$1,133
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

Net loss on OREO and repossessed assets
We record a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed of trust. When the Bank finances the sale of other real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the other real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on sale, we adjust the transaction price and related gain or loss on sale if a significant financing component is present.  The Company incurred expenses on our OREO properties of $3,000 and $27,000 for the three months ended March 31, 2019 and 2018, respectively, included in Noninterest Expense.
Note 12 – Leases
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

We lease space for various retail branch locations, loan production offices, as well as our administrative office, under long-term, non-cancelable operating leases from unrelated third-parties. In addition, we lease certain equipment under operating leases from unrelated third-parties. To determine if a service arrangement contains a lease, we assess the agreement to identify if we receive substantially all of the economic benefit and direct the use of the specified asset. All of our leases were determined to be operating leases under the lease accounting literature. Rent expense, including rent-free periods, if applicable, is recognized on a straight-line basis over the lease term. Rent expense is presented in the consolidated statements of income and included within occupancy and related expenses totaled $310,000 for the quarter ended March 31, 2019.
The operating leases generally contain renewal options and require us to pay property taxes and operating expenses for the properties.
The lease term for all types of leases begins on the date we become legally obligated for the rent payments or we take possession of the building, whichever is earlier. Generally, our real estate leases have initial terms of 3 to 10 years and typically include one renewal option. Our leases have remaining lease terms of 1 year to 11 years.
We have not assumed the exercise of renewal options in determining the lease term as these options are not reasonably certain of exercise. Additionally, our operating leases do not contain purchase options or residual value guarantees, and there are no other restrictions or covenants in the leases.

The following table represents the consolidated statements of condition classification of the Company’s right of use assets and lease liabilities (in thousands):

March 31, 2019
Operating lease right-of-use assets	$8,136
Operating lease liabilities	$8,408

The following table represents the components of lease expense (in thousands):

March 31, 2019
Operating lease expense
Office leases	$305
Equipment leases	5
Sublease income	(2)
Net lease expense	$308

	March 31, 2019
Maturities of Lease Liabilities	Office leases	Equipment leases
Operating Lease Commitments
Remainder of 2019	$800	$15
2020	1,043	8
2021	986	—
2022	960	—
2023	931	—
Thereafter	4,820	—
Total lease payments	9,540	23
Less: Present value discount	1,155	—
Present value of lease liabilities	$8,385	$23

Lease term and discount rate by lease type consist of the following:

March 31, 2019
Weighted-average remaining lease term (in years):
Office leases	9.41
Equipment leases	1.17
Weighted-average discount rate (annualized):
Office leases	2.64%
Equipment leases	1.62%

Supplemental cash flow information related to leases was as follows (in thousands):

(in thousands)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows
Office leases	$286
Equipment leases	$5

Note 13 – Subsequent Event
On April 26, 2019, the Board of Directors of  the Company declared a quarterly cash dividend of $0.14 per common share, payable on May 23, 2019 to stockholders of record at the close of business on May 9, 2019.

On January 31, 2019, the Company announced that its Board of Directors authorized a stock repurchase program. Under this repurchase program, the Company may repurchase up to 1,750,000 of the Company’s outstanding shares, in the open market, based on prevailing market prices, or in privately negotiated transactions, over a period beginning on January 31, 2019, continuing until the earlier of the completion of the repurchase or the next six (6) months, depending upon market conditions.

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

•	inability of key third-party providers to perform their obligations to us;

•	our ability to control operating costs and expenses;

•	secondary market conditions for loans and our ability to originate and sell loans in the secondary market;

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

•	our ability to retain or attract key employees or members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

•	our ability to implement our business strategies;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

•	our ability to pay dividends on our common stock;

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

•	the possibility of other-than-temporary impairments of securities held in our securities portfolio; and

•
adverse changes in the securities markets; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described from time to time in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including this Form 10-Q and our 2018 Form 10-K.

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
General
Sound Financial Bancorp, a Maryland corporation, is a bank holding company for its wholly owned subsidiary, Sound Community Bank.  Substantially all of Sound Financial Bancorp’s business is conducted through Sound Community Bank, a Washington state-chartered commercial bank.  As a Washington commercial bank, the Bank’s regulators are the WDFI and the FDIC.  The Federal Reserve is the primary federal regulator for Sound Financial Bancorp. We also sell insurance products and services for consumer clients through Sound Community Insurance Agency, Inc., a wholly owned subsidiary of the Bank.
Sound Community Bank’s deposits are insured up to applicable limits by the FDIC.  At March 31, 2019, Sound Financial Bancorp, on a consolidated basis, had assets of $697.6 million, net loans held-for-portfolio of $578.9 million, deposits of $583.7 million and stockholders’ equity of $72.9 million.  The shares of Sound Financial Bancorp are traded on NASDAQ Capital Market under the symbol “SFBC.”  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121.
Our principal business consists of attracting retail and commercial deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four- family residences (including home equity loans and lines of credit), commercial and multifamily real estate, construction and land, consumer and commercial business loans.  Our commercial business loans include unsecured lines of credit and secured term loans and lines of credit secured by inventory, equipment and accounts receivable.  We also offer a variety of secured and unsecured consumer loan products, including manufactured home loans, floating home loans, automobile loans, boat loans and recreational vehicle loans.  As part of our business, we focus on residential mortgage loan originations, a portion of which we sell to Fannie Mae and other correspondents and the remainder of which we retain for our loan portfolio consistent with our asset/liability objectives.  We sell loans which conform to the underwriting standards of Fannie Mae (“conforming”) in which we retain the servicing of the loan in order to maintain the direct customer relationship and to generate noninterest income.  Residential loans which do not conform to the underwriting standards of Fannie Mae (“non-conforming”), are either held in our loan portfolio or sold with servicing retained.  We originate and retain a significant amount of commercial real estate loans, including those secured by owner-occupied and nonowner-occupied commercial real estate, multifamily property, mobile home parks and construction and land development loans.
Critical Accounting Policies
Certain of our accounting policies require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for other-than-temporary impairment of securities, accounting for mortgage servicing rights, accounting for other real estate owned and accounting for deferred income taxes.  Our methodologies for analyzing the allowance for loan losses, other-than-temporary impairment, mortgage servicing rights, other real estate owned and deferred tax asset accounts are described in our 2018 Form 10-K.
Comparison of Financial Condition at March 31, 2019 and December 31, 2018
General.   Total assets decreased $19.1 million, or 2.7%, to $697.6 million at March 31, 2019 from $716.7 million at December 31, 2018. The decrease was primarily due to a lower balance of loans held-for-portfolio as a result of a $16.2 million one-to-four family loan sale during the quarter and decline in FHLB stock, partially offset by higher cash and cash equivalents and the capitalization of the right of use assets in the first quarter of 2019 in accordance with our implementation of new lease accounting guidance.
Cash and Securities.  Cash and cash equivalents increased $10.7 million, or 17.4%, to $72.5 million at March 31, 2019 from $61.8 million at December 31, 2018. The increase in total cash and cash equivalents was primarily attributable to the decrease in loans held-for-portfolio and increase in deposits partly offset by the payoff of borrowings. Available-for-sale securities, which consist of municipal bonds and agency mortgage-backed securities, were $5.0 million at both March 31, 2019 and December 31, 2018.
Loans.  Our loans held-for-portfolio, net, decreased $34.8 million, or 5.7%, to $578.9 million at March 31, 2019 from $613.8 million at December 31, 2018.  Loans held-for-sale decreased to $490,000 at March 31, 2019 from $1.2 million at December 31, 2018. The decrease in loans held-for-sale was a result of the timing of loan sales.
The following table reflects the changes in the loan mix, excluding deferred fees, of our portfolio at March 31, 2019, as compared to December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018	Amount Change	Percent Change
One-to-four family	$151,422	$169,830	$(18,408)	(10.8)%
Home equity	24,466	27,655	(3,189)	(11.5)
Commercial and multifamily	245,488	252,644	(7,156)	(2.8)
Construction and land	66,400	65,259	1,141	1.7
Manufactured homes	20,533	20,145	388	1.9
Floating homes	39,016	40,806	(1,790)	(4.4)
Other consumer	7,126	6,628	498	7.5
Commercial business	32,046	38,804	(6,758)	(17.4)
Deferred loan fees	(1,996)	(2,228)	232	(10.4)
Total loans held-for-portfolio, gross	$584,501	$619,543	$(35,042)	(5.7)%
All categories of our loan portfolio decreased at March 31, 2019, compared to December 31, 2018, except for construction and land, manufactured homes and other consumer loans. The largest decreases in the loan portfolio were in one-to-four family loans which decreased $18.4 million, or 10.8%, to $151.4 million from December 31, 2018, primarily as a result of the sale of $16.2 million of one-to-four family loans held in portfolio. The commercial and multifamily real estate loans decreased $7.2 million, or 2.8%, to $245.5 million, commercial business loan decreased $6.8 million, or 17.4%, to $32.0 million and home equity loans decreased $3.2 million, or 11.5%, to $24.5 million. Partially offsetting these decreases were increases in construction and land loans of $1.1 million, or 1.7%, to $66.4 million, manufactured home loans of $388,000, or 1.9%, to $20.5 million and other consumer loans of $498,000, or 7.5%, to $7.1 million. At March 31, 2019, our loan portfolio, net of deferred loan fees, remained well-diversified. At March 31, 2019, commercial and multifamily real estate loans accounted for approximately 41.8% of total loans and one-to four family loans, including home equity loans accounted for approximately 30.0% of total loans. Consumer loans, consisting of manufactured homes, floating homes, and other consumer loans accounted for approximately 11.4% of total loans at that date. Construction and land loans accounted for approximately 11.3% of total loans and commercial business loans accounted for approximately 5.5% of total loans at March 31, 2019.
Mortgage Servicing Rights.  The fair value of mortgage servicing rights was $3.3 million at March 31, 2019, a decrease of $128,000 or 3.8% from December 31, 2018.  We record mortgage servicing rights on loans sold to Fannie Mae with servicing retained and upon acquisition of a servicing portfolio. We stratify our capitalized mortgage servicing rights based upon the type, term and interest rates of the underlying loans. Mortgage servicing rights are carried at fair value. If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.
Nonperforming Assets.  At March 31, 2019, nonperforming assets totaled $3.7 million, or 0.52% of total assets, compared to $3.2 million, or 0.45% of total assets at December 31, 2018.
The table below sets forth the amounts and categories of nonperforming assets at the dates indicated (dollars in thousands):

	Nonperforming Assets
	March 31, 2019	December 31, 2018	Amount Change	Percent Change
Nonaccrual loans	$2,364	$2,541	$(177)	(7.0)%
Nonperforming TDRs	220	126	94	74.6
Total nonperforming loans	2,584	2,667	(83)	(3.1)
OREO and repossessed assets	1,069	575	494	85.9
Total nonperforming assets	$3,653	$3,242	$411	12.7%
Nonperforming loans, consisting of nonaccrual loans and nonperforming TDRs, decreased $83,000, or 3.1%, to $2.6 million at March 31, 2019 from $2.7 million at December 31, 2018. Nonperforming loans were 0.44% of total loans at March 31, 2019 compared to 0.43% of total loans at December 31, 2018.
OREO and repossessed assets were $1.1 million at March 31, 2019, compared to $575,000 at December 31, 2018. At March 31, 2019, OREO and repossessed assets consisted of two properties, a commercial building located in Clallam County, Washington, which was acquired in 2015 as part of three branches purchased from another financial institution, and a single family residence which was classified as non-performing at December 31, 2018, also located in Clallam County. The commercial OREO property is currently leased to a not-for-profit organization headquartered in our market area at a below market rate.
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

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$5,774	$5,241
Charge-offs	(20)	(21)
Recoveries	23	8
Net recoveries/(charge-offs)	3	(13)
(Recapture) provision for loan losses during the period	(200)	100
Balance at end of period	$5,577	$5,328

Ratio of net recoveries/(charge-offs) during the period to average loans outstanding during the period	—%	—%

	March 31, 2019	December 31, 2018
Allowance as a percentage of nonperforming loans (end of period)	215.83%	216.50%
Allowance as a percentage of total loans (end of period)	0.95%	0.93%
Our allowance for loan losses decreased $197,000, or 3.4%, to $5.6 million at March 31, 2019, from $5.8 million at December 31, 2018. The overall decrease in the allowance for loan losses was primarily due to a recapture from the allowance for loan losses of $200,000 during the quarter ended March 31, 2019 primarily as a result of the $16.2 million one-to-four family loan sale during first quarter of 2019, coupled with continued strong credit quality.
Specific loan loss reserves increased to $975,000 at March 31, 2019 compared to $736,000 at December 31, 2018, while general loan loss reserves decreased to $3.8 million at March 31, 2019, compared to $4.0 million at December 31, 2018 and the unallocated reserve decreased to $816,000 at March 31, 2019, compared to $1.0 million at December 31, 2018.  The increase in specific loan loss reserves was primarily due to two commercial business loans and two manufactured home loans. The decrease in the unallocated reserve was due to the lower balance on loans held-for-portfolio. Net recoveries for the three months ended March 31, 2019 were $3,000, compared to net charge-offs of $13,000 for the three months ended March 31, 2018. At March 31, 2019, the allowance for loan losses as a percentage of total loans and nonperforming loans were 0.95% and 215.83%, respectively, compared to 0.93% and 216.50%, respectively, at December 31, 2018.
Deposits.  Total deposits increased $30.1 million, or 5.4%, to $583.7 million at March 31, 2019 from $553.6 million at December 31, 2018. The increase was primarily due to increases in certificates of deposit account of $35.5 million, or 18.5%, to $227.3 million at March 31, 2019 from $191.8 million at December 31, 2018. We continue our efforts to increase noninterest-bearing demand deposits (including escrow accounts) which increased $2.6 million, or 2.7%, to $98.6 million from $96.1 million at December 31, 2018.
A summary of deposit accounts with the corresponding weighted-average cost of funds at the dates indicated is presented below (dollars in thousands):

	March 31, 2019		December 31, 2018
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$94,203	—%	$93,823	—%
Interest-bearing demand	153,607	0.54	164,919	0.47
Savings	54,950	0.33	54,102	0.29
Money market	49,162	0.44	46,689	0.24
Time deposits	227,314	2.08	191,825	1.58
Escrow (1)	4,445	—	2,243	—
Total deposits	$583,681	1.02%	$553,601	0.71%
(1) Escrow balances shown in noninterest-bearing deposits on the consolidated balance sheets.
Borrowings.  FHLB advances decreased $59.0 million, or 70.2%, to $25.0 million at March 31, 2019 from $84.0 million at December 31, 2018, as a result of reduced borrowing needs due to the increase in deposits and proceeds received from the decline in loans held-for-portfolio.
Stockholders’ Equity.   Total stockholders’ equity increased $1.3 million, or 1.8%, to $72.9 million at March 31, 2019 from $71.6 million at December 31, 2018.  This increase primarily reflects $1.4 million in net income and stock-based compensation of $39,000,  partially offset by the payment of cash dividends of $357,000 to common stockholders during the current quarter.

Comparison of Results of Operation for the Three Months Ended March 31, 2019 and 2018
General.  Net income decreased $158,000, or 9.9%, to $1.4 million, or $0.56 per diluted common share, for the three months ended March 31, 2019, compared to $1.6 million, or $0.63 per diluted common share, for the three months ended March 31,

2018. The primary reasons for the decrease in net income for the three months ended March 31, 2019, were increases in interest expense of $761,000 and in noninterest expense of $960,000, partially offset by an increase in interest income of $1.3 million and a recapture from the allowance for loan losses of $200,000 for the three months ended March 31, 2019.
Interest Income.  Interest income increased $1.3 million, or 17.8%, to $8.8 million for the three months ended March 31, 2019, from $7.5 million for the three months ended March 31, 2018.  The increase was primarily a result of increased interest income on loans due to both higher average balances and loan yields. The average balance of loans held-for-portfolio increased $62.9 million, or 11.4%, to $612.1 million for the three months ended March 31, 2019, as compared to $549.7 million for the three months ended March 31, 2018. The weighted-average yield on loans held-for-portfolio increased 23 basis points to 5.46% for the three months ended March 31, 2019, from 5.23% for the three months ended March 31, 2018, due to the increase in market interest rates over the past year. Interest income on the investment portfolio and cash and cash equivalents increased $168,000, or 68.3%, to $414,000 during the three months ended March 31, 2019, compared to the same period a year ago due to higher average balances as well as higher yields.
Our weighted-average yield on interest-earning assets was 5.18% for the three months ended March 31, 2019, compared to 4.91% for the three months ended March 31, 2018.  The weighted-average yield on investments including interest-bearing cash was 2.69% for the three months ended March 31, 2019, compared to 1.84% for the three months ended March 31, 2018. The average balance of investment portfolio, which included interest-bearing cash balances and available-for-sale securities increased $7.9 million, or 14.8%, compared to a year ago. The overall yield on the investment portfolio increased 64 basis points as a result of the increase in rates paid on overnight deposits due to the increase in the targeted Fed Funds rate over the past year.
Interest Expense.  Interest expense increased $761,000, or 74.4%, to $1.8 million for the three months ended March 31, 2019, from $1.0 million for the three months ended March 31, 2018. The increase was primarily due to increases in both the average balances and cost of deposits and Federal Home Loan Bank ("FHLB") borrowings.
Interest expense on deposits increased $656,000, or 81.0%, to $1.5 million for the quarter ended March 31, 2019, compared to a year ago, driven by an increase of $37.0 million, or 8.4%, in the average balance of interest-bearing deposits. The weighted average rate paid on deposits increased 39 basis points, to 1.02% for the three months ended March 31, 2019, compared to 0.63% for the three months ended March 31, 2018.
Interest expense on FHLB borrowings increased $105,000, or 49.3%, to $318,000 for the three months ended March 31, 2019, compared to a year ago, due to a $4.8 million, or 9.8%, increase in the average balance of FHLB borrowings to $54.1 million. The weighted average rate paid on FHLB borrowings increased to 2.35% for the three months ended March 31, 2019, up 62 basis points from 1.73% for the three months ended March 31, 2018.
Net Interest Income.   Net interest income increased $562,000, or 8.7%, to $7.0 million for the three months ended March 31, 2019, from $6.4 million for the three months ended March 31, 2018. The increase was primarily a result of higher interest income primarily due to increases in average loan balances and yields, partially offset by the increases in average balances and cost of deposits and FHLB borrowings compared to a year ago. Net interest margin decreased to 4.13% for the quarter ended March 31, 2019, compared to 4.29% for the quarter ended March 31, 2018. The decrease compared to one year ago period was primarily due to higher funding costs as interest rates paid on interest-bearing liabilities increased more rapidly than yields earned on interest-earning assets.
(Recapture)/Provision for Loan Losses.  We establish provisions for loan losses, which are charged to earnings, based on our review of the level of the allowance for loan losses required to reflect management’s best estimate of the probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, peer group data, prevailing economic conditions, and current factors.  Large groups of smaller balance homogeneous loans, such as one- to four- family, small commercial and multifamily, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data.  Loan’s for which management has concerns about the borrowers’ ability to repay, are evaluated individually, and specific loss allocations are provided for these loans when necessary.
We recorded a recapture from the allowance for loan losses of $200,000 for the quarter ended March 31, 2019, compared to a provision for loan losses of $100,000 for the three months ended March 31, 2018. The recapture in the current quarter was primarily the result of the $16.2 million one-to-four family loan sale during the first quarter of 2019, coupled with continued strong credit quality. Net recoveries were $3,000 for the three months ended March 31, 2019, compared to net charge-offs of $13,000 for the three months ended March 31, 2018.
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
Noninterest Income.  Noninterest income decreased $125,000, or 11.0%, to $1.0 million for the three months ended March 31, 2019, as compared to $1.1 million for the three months ended March 31, 2018, as reflected below (dollars in thousands):

	Three Months Ended March 31,		Amount Change	Percent Change
	2019	2018
Service charges and fee income	$447	$460	$(13)	(2.8)%
Earnings on cash surrender value of BOLI	108	79	29	36.7
Mortgage servicing (loss) income	(82)	220	(302)	(137.3)
Net gain on sale of loans	535	374	161	43.0
Total noninterest income	$1,008	$1,133	$(125)	(11.0)%
The decrease in noninterest income during the three months ended March 31, 2019 compared to the same period in 2018 was primarily a result of a decrease of $302,000 in mortgage servicing income, partially offset by a $161,000 increase in net gain on sale of loans and a $29,000 increase in bank-owned life insurance income. The decrease in mortgage servicing income was due to decrease in fair value of mortgage servicing rights.

Noninterest Expense.  Noninterest expense increased $960,000, or 17.7%, to $6.4 million during the three months ended March 31, 2019, compared to $5.4 million during the three months ended March 31, 2018, as reflected below (dollars in thousands):

	Three Months Ended March 31,		Amount Change	Percent Change
	2019	2018
Salaries and benefits	$3,639	$3,141	$498	15.9%
Operations	1,634	1,239	395	31.9
Regulatory assessments	113	101	12	11.9
Occupancy	506	474	32	6.8
Data processing	500	453	47	10.4
Net loss on OREO and repossessed assets	3	27	(24)	(88.9)
Total noninterest expense	$6,395	$5,435	$960	17.7%

The increase in noninterest expense was primarily due to increases of $498,000 in salaries and benefits and $395,000 in operations expense. The increase in salaries and benefits expense were due to normal year-end salary increase and the yearly bonus program, partially offset by decreases in quarterly accrued vacation and sick leave expense during the three months ended March 31, 2019. Operations expense increased $395,000 from a year ago, primarily due to recording of $100,000 in impairment loss related to wire fraud, as well as an increase in legal fees, professional fees and loan related expenses.
The efficiency ratio for the quarter ended March 31, 2019 was 79.97%, compared to 71.89% for the first quarter of 2018. The increase in the efficiency ratio was primarily due to higher noninterest expense, combined with lower noninterest income.
Income Tax Expense.  For the three months ended March 31, 2019, we incurred income tax expense of $358,000 as compared to $423,000 for the three months ended March 31, 2018.  The effective tax rates for the three months ended March 31, 2019 and 2018 were 19.87% and 20.89%, respectively.
Liquidity

The Management Discussion and Analysis in Item 7 of the Company’s 2018 Form 10-K contains an overview of Sound Financial Bancorp’s and the Bank’s liquidity management, sources of liquidity and cash flows.  This discussion updates that disclosure for the three months ended March 31, 2019.
The Bank’s primary sources of funds are deposits, principal and interest payments on loans and borrowings.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank’s primary investing activity is loan originations.  The Bank maintains liquidity levels it believes to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  At March 31, 2019, the Bank had $77.5 million in cash and investment securities available-for-sale and $490,000 in loans held-for-sale generally available for its cash needs.  Also, at March 31, 2019, the Bank had the ability to borrow an additional $216.4 million in FHLB advances based on existing collateral pledged, and could access $40.3 million through the Federal Reserve’s Discount Window.  At March 31, 2019, we also had available a total of $21.0 million in credit facilities with other financial institutions, with no balance outstanding. The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals and loan commitments.  At March 31, 2019, outstanding loan commitments, including unused lines and letters of credit totaled $115.7 million, including $56.9 million of undisbursed construction and land loans.  Certificates of deposit scheduled to mature in one year or less at March 31, 2019, totaled $100.6 million.  Based on our competitive pricing, we believe that a majority of maturing deposits will remain with the Bank.
Cash and cash equivalents increased $10.7 million to $72.5 million as of March 31, 2019, from $61.8 million as of December 31, 2018.  Net cash provided by operating activities was $2.8 million for the three months ended March 31, 2019.  Net cash provided by investing activities totaled $34.8 million during the three months ended March 31, 2019 and consisted primarily of a decrease in net loans. The $26.9 million of net cash used in financing activities during the three months ended March 31, 2019 was primarily the result of $59.0 million net decrease in FHLB advances, partially offset by an increase of $30.1 million in deposits.
As a separate legal entity from the Bank, the Company must provide for its own liquidity.  At March 31, 2019, the Company, on an unconsolidated basis, had $2.5 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs. The Company’s principal source of liquidity is dividends and ESOP loan repayments from the Bank.
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
A summary of our off-balance sheet loan commitments at March 31, 2019, is as follows (in thousands):

March 31, 2019
Commitments to make loans	5,409
Unfunded construction commitments	56,853
Unused lines of credit	51,976
Irrevocable letters of credit	1,470
Total loan commitments	$115,708
Capital
Sound Community Bank is subject to minimum capital requirements imposed by regulations of the FDIC.  Capital adequacy requirements are quantitative measures established by regulation that require Sound Community Bank to maintain minimum amounts and ratios of capital.
Based on its capital levels at March 31, 2019, Sound Community Bank exceeded all regulatory capital requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a “well-capitalized” status under the regulatory capital categories of the FDIC.  Based on capital levels at March 31, 2019, Sound Community Bank was considered to be well-capitalized under applicable regulatory requirements.  Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank’s “well-capitalized” status.
The actual regulatory capital amounts and ratios calculated for Sound Community Bank at March 31, 2019, were as follows (dollars in thousands):

	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital to average assets	$68,686	9.59%	$28,642	4.0%	$35,802	5.0%
Common Equity Tier 1 (“CET1”) risk-based capital ratio	68,686	11.68%	26,459	4.5%	38,219	6.5%
Tier 1 Capital to risk-weighted assets	68,686	11.68%	35,279	6.0%	47,039	8.0%
Total Capital to risk-weighted assets	74,704	12.71%	47,039	8.0%	58,799	10.0%

The actual regulatory capital amounts and ratios calculated for Sound Community Bank at December 31, 2018, were as follows (dollars in thousands):

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital to average total adjusted assets	$69,685	9.73%	$28,659	4.0%	$35,824	5.0%
Common Equity Tier 1 to risk-weighted assets	69,685	11.76	26,665	4.5	38,516	6.5
Tier 1 Capital to risk-weighted assets	69,685	11.76	35,553	6.0	47,404	8.0
Total Capital to risk-weighted assets	$75,874	12.80%	$47,404	8.0%	$59,255	10.0%

Pursuant to the capital regulations of the FDIC and the other federal banking agencies, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  At March 31, 2019, the Bank’s CET1 capital exceeded the required capital conservation buffer.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at March 31, 2019, Sound Financial Bancorp would have exceeded all regulatory capital requirements.  The estimated regulatory capital ratios calculated for Sound Financial Bancorp as of March 31, 2019 were 10.03% for Tier 1 leverage-based capital, 12.21% for both Common Equity Tier 1 risk-based capital, Tier 1 Capital to risk-based assets and 13.24% for total risk-based capital.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company provided information about market risk in Item 7A of its 2018 Form 10-K.  There have been no material changes in our market risk since our 2018 Form 10-K.
Item 4.     Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”)), as of March 31, 2019, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and several other members of the Company’s senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the

Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the three months ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2    Unregistered Sales of Equity Securities and use of Proceeds
(a)    Not applicable
(b)Not applicable

(c)	The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended March 31, 2019:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2019	—	—	—	—
February 1, 2019	1,488	$33.52	—	—
March 1, 2019	—	—	—	—
Total	1,488	$33.52	—	—
(1) Reflects shares of previously owned Company common stock surrendered to the Company by the option holder as payment of the exercise price of their incentive stock options.
The Company may repurchase shares of its common stock from time-to-time in open market transactions.  The timing, volume and price of purchases are made at our discretion, and are contingent upon our overall financial condition, as well as general market conditions. In January 2019, the Company announced that its Board of Directors has adopted a stock repurchase program. Under this repurchase program, the Company may repurchase up to $1,750,000 of the Company’s outstanding shares, in the open market, based on prevailing market prices, or in privately negotiated transactions, over a period beginning on January 31, 2019, continuing until the earlier of the completion of the repurchase or the next six (6) months, depending upon market conditions. As of March 31, 2019, the Company did not repurchase any stock under this repurchase program.

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

10.7	Summary of Annual Bonus Plan (incorporated herein by reference to the Registration Statement on Form SB-2 filed with the SEC on September 20, 2007 (File No. 333-146196))
10.8	Amended and Restated 2013 Equity Incentive Plan (incorporated herein by reference to Annex A to the Company’s definitive proxy statement filed on April 12, 2018 (File No. 001-35633))
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
10.14
Change of Control Agreement dated June 22, 2016, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Christina Gehrke (incorporated herein by reference to the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No.001-35633))

10.15
Separation Agreement and Release of All Claims entered into between Matthew P. Deines and Sound Community Bank (incorporated herein by reference to the Current Report on Form 8-K/A filed with the SEC on April 12, 2018 (File No. 001-35633))

10.16
Change of Control Agreement dated October 25, 2018, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Daphne Kelley (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on October 26, 2018 (File No. (001-35633))

10.17
Change of Control Agreement dated October 25, 2018, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Heidi Sexton (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on October 26, 2018 (File No. (001-35633))

10.18
Credit Union of the Pacific Incentive Compensation Achievement Plan, dated January 1, 1994 (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 14, 2019 (File No. (001-35633))

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification
101
The following financial statements from the Sound Financial Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of equity (v) condensed consolidated statements of cash flows and (vi) the notes to condensed consolidated financial statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: May 9, 2019	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President/Chief Executive Officer
(Principal Executive Officer)

Sound Financial Bancorp, Inc.

Date: May 9, 2019	By:	/s/ Daphne D. Kelley
Daphne D. Kelley
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)