Form 10-Q
period 2019-06-30
Sound Financial Bancorp, Inc.
filed 2019-08-08
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
As of August 6, 2019, there were 2,565,688 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$80,422	$61,810
Available-for-sale securities, at fair value	4,964	4,957
Loans held-for-sale	738	1,172
Loans held-for-portfolio	565,351	619,543
Allowance for loan losses	(5,370)	(5,774)
Total loans held-for-portfolio, net	559,981	613,769
Accrued interest receivable	2,108	2,287
Bank-owned life insurance (“BOLI”), net	13,750	13,365
Other real estate owned (“OREO”) and repossessed assets, net	1,069	575
Mortgage servicing rights, at fair value	3,205	3,414
Federal Home Loan Bank (“FHLB”) stock, at cost	1,510	4,134
Premises and equipment, net	6,683	7,044
Right of use assets	7,883	—
Other assets	3,643	4,208
Total assets	$685,956	$716,735
LIABILITIES
Deposits
Interest-bearing	$483,310	$457,535
Noninterest-bearing demand	96,192	96,066
Total deposits	579,502	553,601
Borrowings	16,250	84,000
Accrued interest payable	195	137
Lease liabilities	8,226	—
Other liabilities	6,549	6,681
Advance payments from borrowers for taxes and insurance	669	689
Total liabilities	611,391	645,108
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,563,488 and 2,544,059 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	25	25
Additional paid-in capital	25,926	25,663
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(283)	(340)
Retained earnings	48,710	46,165
Accumulated other comprehensive income, net of tax	187	114
Total stockholders’ equity	74,565	71,627
Total liabilities and stockholders’ equity	$685,956	$716,735
See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
INTEREST INCOME
Loans, including fees	$7,812	$7,850	$16,171	$15,054
Interest and dividends on investments, cash and cash equivalents	424	264	838	510
Total interest income	8,236	8,114	17,009	15,564
INTEREST EXPENSE
Deposits	1,622	881	3,088	1,691
Borrowings	256	341	574	554
Total interest expense	1,878	1,222	3,662	2,245
Net interest income	6,358	6,892	13,347	13,319
(RECAPTURE) PROVISION FOR LOAN LOSSES	(200)	150	(400)	250
Net interest income after (recapture) provision for loan losses	6,558	6,742	13,747	13,069
NONINTEREST INCOME
Service charges and fee income	479	461	925	921
Earnings on cash surrender value of bank-owned life insurance	78	80	186	159
Mortgage servicing income	256	295	498	547
Fair value adjustment on mortgage servicing rights	(162)	(89)	(486)	(121)
Net gain on sale of loans	308	392	843	766
Total noninterest income	959	1,139	1,966	2,272
NONINTEREST EXPENSE
Salaries and benefits	2,654	3,055	6,293	6,196
Operations	1,450	1,198	3,084	2,437
Regulatory assessments	115	91	228	192
Occupancy	546	573	1,052	1,047
Data processing	460	461	960	914
Net loss on OREO and repossessed assets	7	25	9	52
Total noninterest expense	5,232	5,403	11,626	10,838
Income before provision for income taxes	2,285	2,478	4,087	4,503
Provision for income taxes	468	512	826	935
Net income	$1,817	$1,966	$3,261	$3,568

Earnings per common share:
Basic	$0.72	$0.79	$1.29	$1.44
Diluted	$0.71	$0.77	$1.27	$1.39
Weighted-average number of common shares outstanding:
Basic	2,521,901	2,489,294	2,516,095	2,484,708
Diluted	2,572,190	2,561,247	2,572,704	2,560,823

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$1,817	$1,966	$3,261	$3,568
Available for sale securities:
Unrealized holding gains/(losses) arising during the period	39	1	92	(38)
Income tax (expense)/benefit related to unrealized gains/losses	(8)	—	(19)	8
Other comprehensive income/(loss), net of tax	31	1	73	(30)
Comprehensive income	$1,848	$1,967	$3,334	$3,538
See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2019 and 2018 (unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid -in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders’ Equity
Balance, at March 31, 2019	2,563,828	$25	$25,802	$(312)	$47,252	$156	$72,923
Net income					1,817		1,817
Other comprehensive income, net of tax						31	31
Share-based compensation			48				48
Cash dividends paid on common stock ($0.14 per share)					(359)		(359)
Common stock repurchased	(1,290)						—
Common stock options exercised	950		6				6
Allocation of ESOP shares			70	29			99
Balance, at June 30, 2019	2,563,488	$25	$25,926	$(283)	$48,710	$187	$74,565

Balance, at December 31, 2018	2,544,059	$25	$25,663	$(340)	$46,165	$114	$71,627
Net income					3,261		3,261
Other comprehensive income, net of tax						73	73
Share-based compensation			87				87
Restricted stock awards issued	15,925						—
Cash dividends paid on common stock ($0.28 per share)					(716)		(716)
Common stock repurchased	(2,778)						—
Common stock options exercised	6,282		38				38
Allocation of ESOP shares			138	57			195
Balance, at June 30, 2019	2,563,488	$25	$25,926	$(283)	$48,710	$187	$74,565

	Shares	Common Stock	Additional Paid -in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders’ Equity
Balance, at March 31, 2018	2,524,346	$25	$25,104	$(453)	$41,792	$78	$66,546
Net income					1,966		1,966
Other comprehensive income, net of tax						1	1
Share-based compensation			89				89
Cash dividends paid on common stock ($0.14 per share)					(353)		(353)
Common stock repurchased	(10,184)						—
Restricted shares forfeited	(343)						—
Common stock options exercised	25,995		29				29
Allocation of ESOP shares			149	56			205
Balance, at June 30, 2018	2,539,814	$25	$25,371	$(397)	$43,405	$79	$68,483

Balance, at December 31, 2017	2,511,127	$25	$24,986	$(453)	$40,493	$109	$65,160
Net income					3,568		3,568
Other comprehensive loss, net of tax						(30)	(30)
Share-based compensation			134				134
Cash dividends paid on common stock ($0.26 per share)					(656)		(656)
Common stock repurchased	(15,390)						—
Restricted shares forfeited	(343)						—
Common stock options exercised	44,420		102				102
Allocation of ESOP shares			149	56			205
Balance, at June 30, 2018	2,539,814	$25	$25,371	$(397)	$43,405	$79	$68,483

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,261	$3,568
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net discounts on investments	16	28
(Recapture) provision for loan losses	(400)	250
Depreciation and amortization	470	489
Compensation expense related to stock options and restricted stock	87	134
Change in fair value of mortgage servicing rights	486	121
Increase in cash surrender value of BOLI	(186)	(159)
Net change in advances from borrowers for taxes and insurance	(20)	(159)
Net gain on sale of loans	(843)	(766)
Proceeds from sale of loans held-for-sale	38,197	29,896
Originations of loans held-for-sale	(37,405)	(28,260)
Net loss on OREO and repossessed assets	9	52
Change in operating assets and liabilities:
Accrued interest receivable	179	(247)
Other assets	565	(260)
Accrued interest payable	58	5
Other liabilities	(132)	794
Net cash provided by operating activities	4,342	5,486
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(52)	—
Proceeds from principal payments, maturities and sales of available-for-sale securities	120	289
Net decrease (increase) in loans	54,248	(42,161)
Purchase of BOLI	(229)	(246)
Purchases of premises and equipment, net	(109)	(571)
Net cash provided by (used in) investing activities	53,978	(42,689)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	25,901	25,016
Proceeds from borrowings	81,075	28,000
Repayment of borrowings	(148,825)	(15,956)
FHLB stock redeemed (purchased)	2,624	(549)
ESOP shares released	195	—
Proceeds from common stock option exercises	38	102
Dividends paid on common stock	(716)	(656)
Net cash (used in) provided by financing activities	(39,708)	35,957
Net change in cash and cash equivalents	18,612	(1,246)
Cash and cash equivalents, beginning of period	61,810	60,680
Cash and cash equivalents, end of period	$80,422	$59,434

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$225	$1,500
Interest paid on deposits and borrowings	3,604	2,240
Loans transferred from loans held-for-portfolio to OREO and repossessed assets	494	—
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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The measurement of expected credit losses will be based on historical information, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. Available-for-sale securities will bifurcate the fair value mark and establish an allowance for credit losses through the income statement for the credit portion of that mark. The interest portion will continue to be recognized through accumulated other comprehensive income or loss. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” (ASU 2019-05). This ASU provides transition relief for entities adopting the FASB’s credit losses standard, ASU 2016-13 and allows companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for certain financial instruments. In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (ASU 2019-04). This ASU clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments. The amendments in these ASUs are effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The Company is evaluating its current expected loss methodology on the loan and investment portfolios to identify the necessary modifications in accordance with this standard and expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company is in the process of compiling historical data that will be used to calculate expected credit losses on the loan portfolio to ensure that it is fully compliant with the ASU at the adoption date and is evaluating the potential impact adoption of this ASU will have on its consolidated financial statements. While the Company has not quantified the impact of these ASUs, it does expect changing from the current incurred loss model to an expected loss model will result in an earlier recognition of losses. The Company also expects that once adopted the allowance for loan losses will increase, however, until its evaluation is complete the magnitude of the increase will be unknown.

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

Note 3 – Investments
The amortized cost and fair value of our available-for-sale (“AFS”) securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2019
Treasury bills	$52	$—	$—	$52
Municipal bonds	3,207	172	(3)	3,376
Agency mortgage-backed securities	1,469	67	—	1,536
Total	$4,728	$239	$(3)	$4,964

December 31, 2018
Municipal bonds	$3,218	$122	$(23)	$3,317
Agency mortgage-backed securities	1,594	46	—	1,640
Total	$4,812	$168	$(23)	$4,957
The amortized cost and fair value of AFS securities at June 30, 2019, by contractual maturity, are shown below (in thousands). Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	June 30, 2019
	Amortized Cost	Fair Value
Due within one year	$52	$52
Due after one year through five years	1,555	1,564
Due after five years through ten years	459	498
Due after ten years	1,193	1,314
Mortgage-backed securities	1,469	1,536
Total	$4,728	$4,964
There were no pledged securities at June 30, 2019 or December 31, 2018.
There were no sales of AFS securities during the three and six months ended June 30, 2019 or 2018.

The following tables summarize the aggregate fair value and gross unrealized loss by length of time of those investments that have been in a continuous unrealized loss position at the dates indicated (in thousands):

	June 30, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$—	$—	$1,292	$(3)	$1,292	$(3)
Total	$—	$—	$1,292	$(3)	$1,292	$(3)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$—	$—	$1,283	$(23)	$1,283	$(23)
Total	$—	$—	$1,283	$(23)	$1,283	$(23)
There were no credit losses recognized in earnings during the three and six months ended June 30, 2019 or 2018 relating to the Company’s securities.

At June 30, 2019, the securities portfolio consisted of six agency mortgage-backed securities, eight municipal securities and two short-term securities with a total portfolio fair value of $5.0 million . At December 31, 2018, the securities portfolio consisted of six agency mortgage-backed securities and eight municipal securities with a fair value of $5.0 million . At both June 30, 2019 and December 31, 2018, there were no securities in an unrealized loss position for less than 12 months, and there were three municipal securities in an unrealized loss position for more than 12 months. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. The unrealized losses on these investments are not considered other-than-temporary impairment ("OTTI") as of June 30, 2019, because the decline in fair value is not attributable to credit quality and because we do not intend, and it is not likely that we will be required, to sell these securities before recovery of their amortized cost basis.

Note 4 – Loans
The composition of the loans-held-for portfolio at the dates indicated, excluding loans held-for-sale, was as follows (in thousands):

	June 30, 2019	December 31, 2018
Real estate loans:
One-to-four family	$145,593	$169,830
Home equity	23,095	27,655
Commercial and multifamily	226,299	252,644
Construction and land	70,205	65,259
Total real estate loans	465,192	515,388
Consumer loans:
Manufactured homes	20,685	20,145
Floating homes	40,247	40,806
Other consumer	7,583	6,628
Total consumer loans	68,515	67,579
Commercial business loans	33,509	38,804
Total loans held-for-portfolio	567,216	621,771
Deferred fees	(1,865)	(2,228)
Total loans, gross held-for-portfolio	565,351	619,543
Allowance for loan losses	(5,370)	(5,774)
Total loans held-for-portfolio, net	$559,981	$613,769

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2019 (in thousands):

	Allowance: Individually evaluated for impairment	Allowance: Collectively evaluated for impairment	Allowance: Ending balance	Loans held for investment: Individually evaluated for impairment	Loans held for investment: Collectively evaluated for impairment	Loans held for investment: Ending balance

One-to-four family	$209	$930	$1,139	$2,476	$143,117	$145,593
Home equity	19	146	165	625	22,470	23,095
Commercial and multifamily	—	1,467	1,467	649	225,650	226,299
Construction and land	8	456	464	122	70,083	70,205
Manufactured homes	332	131	463	448	20,237	20,685
Floating homes	—	262	262	—	40,247	40,247
Other consumer	66	54	120	156	7,427	7,583
Commercial business	296	213	509	694	32,815	33,509
Unallocated	—	781	781	—	—	—
	930	4,440	5,370	5,170	562,046	567,216

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2018 (in thousands):

	Allowance: Individually evaluated for impairment	Allowance: Collectively evaluated for impairment	Allowance: Ending balance	Loans held for investment: Individually evaluated for impairment	Loans held for investment: Collectively evaluated for impairment	Loans held for investment: Ending balance

One-to-four family	$228	$1,086	$1,314	$2,760	$167,070	$169,830
Home equity	25	177	202	440	27,215	27,655
Commercial and multifamily	—	1,638	1,638	702	251,942	252,644
Construction and land	8	423	431	163	65,096	65,259
Manufactured homes	299	128	427	424	19,721	20,145
Floating homes	—	265	265	—	40,806	40,806
Other consumer	64	48	112	157	6,471	6,628
Commercial business	112	244	356	1,192	37,612	38,804
Unallocated	—	1,029	1,029	—	—	—
Total	$736	$5,038	$5,774	$5,838	$615,933	$621,771
The following table summarizes the activity in the allowance for loan losses for the three months ended June 30, 2019 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	(Recapture) provision	Ending Allowance
One-to-four family	$1,189	$—	$—	$(50)	$1,139
Home equity	229	—	4	(68)	165
Commercial and multifamily	1,035	—	—	432	1,467
Construction and land	996	—	—	(532)	464
Manufactured homes	511	—	—	(48)	463
Floating homes	254	—	—	8	262
Other consumer	120	(12)	—	12	120
Commercial business	424	—	1	84	509
Unallocated	819	—	—	(38)	781
Total	$5,577	$(12)	$5	$(200)	$5,370

The following table summarizes the activity in the allowance for loan losses for the six months ended June 30, 2019 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to-four family	$1,314	$—	$—	$(175)	$1,139
Home equity	202	—	7	(44)	165
Commercial and multifamily	1,638	—	—	(171)	1,467
Construction and land	431	—	—	33	464
Manufactured homes	427	—	—	36	463
Floating homes	265	—	—	(3)	262
Other consumer	112	(32)	20	20	120
Commercial business	356	—	1	152	509
Unallocated	1,029	—	—	(248)	781
Total	$5,774	$(32)	$28	$(400)	$5,370

The following table summarizes the activity in the allowance for loan losses for the three months ended June 30, 2018 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision (recapture)	Ending Allowance
One-to-four family	$1,514	$—	$1	$64	$1,579
Home equity	276	—	35	(100)	211
Commercial and multifamily	1,295	—	—	106	1,401
Construction and land	375	—	—	10	385
Manufactured homes	434	(12)	—	(96)	326
Floating homes	169	—	—	26	195
Other consumer	86	—	1	29	116
Commercial business	533	—	—	20	553
Unallocated	646	—	—	91	737
Total	$5,328	$(12)	$37	$150	$5,503

The following table summarizes the activity in the allowance for loan losses for the six months ended June 30, 2018 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision	Ending Allowance
One-to-four family	$1,436	$—	$1	$142	$1,579
Home equity	293	(7)	38	(113)	211
Commercial and multifamily	1,250	—	—	151	1,401
Construction and land	378	—	—	7	385
Manufactured homes	355	(12)	—	(17)	326
Floating homes	169	—	—	26	195
Other consumer	80	(13)	5	44	116
Commercial business	372	—	—	181	553
Unallocated	908	—	—	(171)	737
Total	$5,241	$(32)	$44	$250	$5,503
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

The following table presents the internally assigned grades as of June 30, 2019, by type of loan (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$139,501	$22,344	$218,232	$64,002	$20,357	$40,247	$7,527	$30,502	$542,712
Watch	—	—	4,645	2,925	1	—	—	953	8,524
Special Mention	—	—	2,261	3,154	—	—	—	340	5,755
Substandard	6,092	751	1,161	124	327	—	56	1,714	10,225
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$145,593	$23,095	$226,299	$70,205	$20,685	$40,247	$7,583	$33,509	$567,216
The Bank had $1.8 million in performing loans identified as TDRs at June 30, 2019, that were not classified as special mention or substandard.
The following table presents the internally assigned grades as of December 31, 2018, by type of loan (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$163,655	$27,150	$246,907	$55,916	$19,860	$40,806	$6,576	$35,876	$596,746
Watch	—	—	1,139	5,968	—	—	—	689	7,796
Special Mention	—	—	2,497	3,252	—	—	—	367	6,116
Substandard	6,175	505	2,101	123	285	—	52	1,872	11,113
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$169,830	$27,655	$252,644	$65,259	$20,145	$40,806	$6,628	$38,804	$621,771
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
The following table presents the recorded investment in nonaccrual loans as of June 30, 2019, and December 31, 2018, by type of loan (in thousands):

	June 30, 2019	December 31, 2018
One-to-four family	$936	$1,075
Home equity	557	360
Commercial and multifamily	649	534
Construction and land	81	123
Manufactured homes	240	214
Floating homes	—	—
Other consumer	—	—
Commercial business	353	235
Total	$2,816	$2,541

The following table presents the aging of the recorded investment in past due loans as of June 30, 2019, by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$151	$197	$647	$—	$995	$144,598	$145,593
Home equity	252	69	489	—	810	22,285	23,095
Commercial and multifamily	128	—	352	—	480	225,819	226,299
Construction and land	—	—	51	—	51	70,154	70,205
Manufactured homes	67	44	240	—	351	20,334	20,685
Floating homes	—	—	—	—	—	40,247	40,247
Other consumer	34	3	—	—	37	7,546	7,583
Commercial business	108	—	64	—	172	33,337	33,509
Total	$740	$313	$1,843	$—	$2,896	$564,320	$567,216

The following table presents the aging of the recorded investment in past due loans as of December 31, 2018, by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$1,362	$167	$514	$—	$2,043	$167,787	$169,830
Home equity	298	149	284	—	731	26,924	$27,655
Commercial and multifamily	139	—	353	—	492	252,152	$252,644
Construction and land	650	—	50	—	700	64,559	$65,259
Manufactured homes	78	129	199	—	406	19,739	$20,145
Floating homes	—	—	—	—	—	40,806	$40,806
Other consumer	11	5	—	—	16	6,612	$6,628
Commercial business	228	177	122	—	$527	38,277	$38,804
Total	$2,766	$627	$1,522	$—	$4,915	$616,856	$621,771
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
The following table presents the credit risk profile of our loan portfolio based on payment activity as of June 30, 2019, by type of loan (in thousands):

	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Performing	$144,613	$22,538	$225,650	$70,123	$20,445	$40,247	$7,583	$32,981	$564,180
Nonperforming	980	557	649	82	240	—	—	528	3,036
Total	$145,593	$23,095	$226,299	$70,205	$20,685	$40,247	$7,583	$33,509	$567,216

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
Impaired loans at June 30, 2019 and December 31, 2018, by type of loan were as follows (in thousands):

	June 30, 2019
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$2,611	$1,046	$1,430	$2,476	$209
Home equity	625	558	67	625	19
Commercial and multifamily	649	649	—	649	—
Construction and land	122	83	39	122	8
Manufactured homes	454	48	400	448	332
Floating homes	—	—	—	—	—
Other consumer	156	—	156	156	66
Commercial business	694	204	490	694	296
Total	$5,311	$2,588	$2,582	$5,170	$930

	December 31, 2018
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$2,894	$1,085	$1,675	$2,760	$228
Home equity	520	359	81	440	25
Commercial and multifamily	702	702	—	702	—
Construction and land	163	123	40	163	8
Manufactured homes	430	—	424	424	299
Other consumer	156	—	157	157	64
Commercial business	1,192	659	533	1,192	112
Total	$6,057	$2,928	$2,910	$5,838	$736

The average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2019 and 2018, respectively, by loan types follows (in thousands):

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to-four family	$2,536	$61	$5,562	$35
Home equity	549	9	849	8
Commercial and multifamily	585	8	3,141	43
Construction and land	124	2	128	2
Manufactured homes	475	18	403	6
Other consumer	158	5	179	2
Commercial business	933	19	1,670	36
Total	$5,360	$122	$11,932	$132

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to-four family	$3,590	$99	$5,488	$108
Home equity	682	15	910	15
Commercial and multifamily	1,607	15	2,417	88
Construction and land	424	4	134	7
Manufactured homes	431	28	366	16
Other consumer	163	8	178	5
Commercial business	1,274	37	1,397	56
Total	$8,171	$206	$10,890	$295
Forgone interest on nonaccrual loans was $91,000 and $87,000 for the six months ended June 30, 2019 and 2018, respectively.  There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual or impaired at June 30, 2019 and December 31, 2018.
Troubled debt restructurings.  Loans classified as TDRs totaled $2.6 million and $2.8 million at June 30, 2019 and December 31, 2018, respectively, and are included in impaired loans.  The Company has granted, in its TDRs, a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:
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
There were no loans modified as TDRs during the three and six months ended June 30, 2019. There were two TDR loans totaling $40,000 paid off during three months ended June 30, 2019, and three TDR loans totaling $145,000 paid off during the six months ended June 30, 2019. There were no loans modified as TDRs or payoffs of any TDRs during the three and six months ended June 30, 2018.
There were no post-modification changes for the unpaid principal balance in loans, net of partial charge-offs, that were recorded as a result of the TDRs for the three and six months ended June 30, 2019 and 2018. There were six loans totaling

$297,000 modified as TDRs for which there was a payment default within the first 12 months of modification during the three and six months ended June 30, 2019. During the three and six months ended June 30, 2018, there were no TDRs for which there was a payment default within the first 12 months of modification.
The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified in TDRs.
Note 5 – Fair Value Measurements
The Company determines the fair values of its financial instruments based on the requirements established in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions.  The Company’s fair values for financial instruments at June 30, 2019 were determined based on these requirements.
The following methods and assumptions were used to estimate the fair value of other financial instruments:
Cash and cash equivalents - The estimated fair value is equal to the carrying amount.
Treasury Bill - The estimated fair value is equal to the carrying amount.
Available-for-Sale Securities – Available-for-sale securities are recorded at fair value based on quoted market prices, if available.  If quoted market prices are not available, management utilizes third-party pricing services or broker quotations from dealers in the specific instruments.  Level 2 securities include those traded on an active exchange, as well as U.S. government securities.
Loans Held-for-Sale - Residential mortgage loans held-for-sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At June 30, 2019 and December 31, 2018, loans held-for-sale were carried at cost, as no impairment was required.
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

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether or not recognized or recorded at fair value as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$80,422	$80,422	$80,422	$—	$—
Available-for-sale securities	4,964	4,964	—	4,964	—
Loans held-for-sale	738	738	—	738	—
Loans held-for-portfolio	559,981	557,625	—	—	557,625
Mortgage servicing rights	3,205	3,205	—	—	3,205
FHLB stock	1,510	1,510	—	1,510	—
FINANCIAL LIABILITIES:
Non-maturity deposits	348,439	348,439	—	348,439	—
Time deposits	231,063	232,888	—	232,888	—
Borrowings	16,250	16,250	—	16,250	—

	December 31, 2018		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$61,810	$61,810	$61,810	$—	$—
Available-for-sale securities	4,957	4,957	—	4,957	—
Loans held-for-sale	1,172	1,172	—	1,172	—
Loans held-for-portfolio	613,769	613,371	—	—	613,371
Mortgage servicing rights	3,414	3,414	—	—	3,414
FHLB stock	4,134	4,134	—	4,134	—
FINANCIAL LIABILITIES:
Non-maturity deposits	361,776	361,776	—	361,776	—
Time deposits	191,825	191,679	—	191,679	—
Borrowings	84,000	84,000	—	84,000	—

The following tables present the balance of assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

	Fair Value at June 30, 2019
Description	Total	Level 1	Level 2	Level 3
Treasury bills	$52	$52	$—	$—
Municipal bonds	3,376	—	3,376	—
Agency mortgage-backed securities	1,536	—	1,536	—
Mortgage servicing rights	3,205	—	—	3,205

	Fair Value at December 31, 2018
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$3,317	$—	$3,317	$—
Agency mortgage-backed securities	1,640	—	1,640	—
Mortgage servicing rights	3,414	—	—	3,414

The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018:

June 30, 2019
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	120%-571% (174%)
		Discount rate	12.5%-13.5% (12.5%)

December 31, 2018
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	80-515% (123%)
		Discount rate	13%-14% (12.5%)
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
There were no assets or liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2019 and June 30, 2018.

Mortgage servicing rights are measured at fair value using a significant unobservable input (Level 3) on a recurring basis - additional information is included in Note 6 – Mortgage Servicing Rights.
The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at June 30, 2019
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$1,069	$—	$—	$1,069
Impaired loans	5,170	—	—	5,170

	Fair Value at December 31, 2018
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$575	$—	$—	$575
Impaired loans	5,838	—	—	5,838
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at June 30, 2019 and December 31, 2018.

The following tables provide a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018:

June 30, 2019
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

Note 6 – Mortgage Servicing Rights
The Company’s mortgage servicing rights portfolio totaled $386.2 million at June 30, 2019 compared to $378.7 million December 31, 2018. The unpaid principal balance of loans serviced for Federal National Mortgage Association (“Fannie Mae”) at June 30, 2019 and December 31, 2018 were $370.0 million and $376.5 million, respectively.  The unpaid principal balance of loans serviced for other financial institutions at June 30, 2019 and December 31, 2018, totaled $16.2 million and $2.2 million, respectively. Loans serviced for others are not included in the Company’s financial statements as they are not assets of the Company.
A summary of the change in the balance of mortgage servicing assets during the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance, at fair value	$3,286	$3,532	$3,414	$3,426
Servicing rights that result from transfers and sale of financial assets	81	139	277	277
Changes in fair value:
Due to changes in model inputs or assumptions and other(1)	(162)	(89)	(486)	(121)
Ending balance, at fair value	$3,205	$3,582	$3,205	$3,582
(1) Represents changes due to collection/realization of expected cash flows and curtailments.

The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	June 30, 2019	December 31, 2018
Prepayment speed (Public Securities Association “PSA” model)	174%	123%
Weighted-average life	6.5 years	7.7 years
Discount rate	12.5%	12.5%
The amount of contractually specified servicing, late and ancillary fees earned on the mortgage servicing rights are included in mortgage servicing income on the Condensed Consolidated Statements of Income which were $256,000 and $498,000 for the three and six months ended June 30, 2019, respectively, and $295,000 and $547,000 for the three and six months ended June 30, 2018, respectively.
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
Note 8 – Borrowings and FHLB Stock
The Company utilizes a loan agreement with the FHLB of Des Moines. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial and multifamily loan portfolio based on the outstanding balance.  At June 30, 2019 and December 31, 2018, the amount available to borrow under this credit facility was $313.9 million and $321.5 million, respectively.  At June 30, 2019, the credit facility was collateralized as follows:  one-to-four family mortgage loans with an advance equivalent of $112.6 million, commercial and multifamily mortgage loans with an advance equivalent of $120.5 million and home equity loans with an advance equivalent of $6.2 million. At December 31, 2018, the credit facility was collateralized as follows:  one-to-four family mortgage loans with an advance equivalent of $128.4 million, commercial and multifamily mortgage loans with an advance equivalent of $119.8 million and home equity loans with an advance equivalent of $6.3 million.  The Company had outstanding borrowings under this arrangement of $16.3 million and $84.0 million at June 30, 2019 and December 31, 2018, respectively. The weighted-average interest rate of our borrowings was 3.00% at June 30, 2019 and was 2.72% at December 31, 2018.  Additionally, the Company had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $18.0 million and $14.5 million at June 30, 2019 and December 31, 2018, respectively, to secure public deposits. The remaining amount available to borrow as of June 30, 2019 and December 31, 2018, was $205.1 million and $156.0 million, respectively.
As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances.  At June 30, 2019 and December 31, 2018, the Company had an investment of $1.5 million and $4.1 million, respectively, in FHLB of Des Moines stock.
The Company participates in the Federal Reserve Bank Borrower-in-Custody program, which gives the Company access to the discount window.  The terms of the program call for a pledge of specific assets.  The Company pledges commercial and consumer loans as collateral for this line of credit.  The Company had unused borrowing capacity of $40.5 million and $47.3 million and no outstanding borrowings under this program at June 30, 2019 and December 31, 2018, respectively.
The Company has access to an unsecured Fed Funds line of credit from Pacific Coast Banker’s Bank.  The line has a 1 year term maturing on June 30, 2020 and is renewable annually.  As of June 30, 2019, the amount available under this line of credit was $10.0 million.  There was no balance on this line of credit as of June 30, 2019 and December 31, 2018, respectively.
The Company has access to an unsecured Fed Funds line of credit from The Independent Bank.  As of June 30, 2019, the amount available under this line of credit was $10.0 million. The agreement may be terminated by either party.  There was no balance on this line of credit as of June 30, 2019 and December 31, 2018, respectively.

Note 9 – Earnings Per Common Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Unvested share-based awards containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method . Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period.
The following table summarizes the calculation of earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$1,817	$1,966	$3,261	$3,568
Weighted-average number of shares outstanding, basic	2,522	2,489	2,516	2,485
Effect of potentially dilutive common shares	50	72	57	76
Weighted-average number of shares outstanding, diluted	2,572	2,561	2,573	2,561
Earnings per share, basic	$0.72	$0.79	$1.29	$1.44
Earnings per share, diluted	$0.71	$0.77	$1.27	$1.39
There were no anti-dilutive securities at either June 30, 2019 or June 30, 2018.
Note 10 – Stock-based Compensation
Stock Options and Restricted Stock
The Company currently has one active shareholder approved Equity Incentive Plan, the Amended and Restated 2013 Equity Incentive Plan (the "2013 Plan"). The 2013 Plan permits the grant of restricted stock, restricted stock units, stock options, and stock appreciation rights. The equity incentive plan approved by shareholders in 2008 (the"2008 Plan") expired in November 2018 and no further awards may be made under the 2008 Plan; provided, however, all awards outstanding under the 2008 Plan remain outstanding in accordance with their terms. Under the 2013 Plan, 181,750 shares of common stock were approved for awards for stock options and stock appreciation rights and 116,700 shares of common stock were approved for awards for restricted stock and restricted stock units.
As of June 30, 2019, on an adjusted basis, awards for stock options totaling 274,301 shares and awards for restricted stock totaling 123,118 shares of Company common stock have been granted, net of any forfeitures, to participants in the Plans. Share-based compensation expense was $48,000 and $87,000 for the three and six months ended June 30, 2019 and was $89,000 and $134,000 for the three and six months ended June 30, 2018, respectively.

Stock Option Awards
The stock option awards granted to date under the 2008 Plan vest in 20 percent annual increments commencing one year from the grant date in accordance with the requirements of the 2008 Plan. The stock option awards granted to date under the 2013 Plan vest in equal annual installments of either two or five years.  All of the options granted under the Plans are exercisable for a period of 10 years from the date of grant, subject to vesting. The following is a summary of the Company’s stock option award activity during the six months ended June 30, 2019:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2019	133,176	$19.66	5.89	$1,716,306
Granted	12,425	33.50
Exercised	(6,282)	17.38
Outstanding at June 30, 2019	139,319	21.00	5.87	1,832,115
Exercisable	122,473	19.59	5.47	1,783,709
Expected to vest, assuming a 0% forfeiture rate over the vesting term	16,846	$31.28	8.78	$48,406
As of June 30, 2019, there was $121,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans.  The cost is expected to be recognized over the remaining weighted-average vesting period of less than 3.2 years.
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. There were no stock options granted during the six months ended June 30, 2018. The fair value of options granted for the six months ended June 30, 2019 was determined using the following weighted-average assumptions as of the grant date.

Annual dividend yield	1.72%
Expected volatility	21.68%
Risk-free interest rate	2.64%
Expected term	6.50 years
Weighted-average grant date fair value per option granted	$7.24

Restricted Stock Awards
The fair value of the restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. The restricted stock awards granted under the 2008 Plan vest in 20% annual increments commencing one year from the grant date. The restricted stock awards granted to date under the 2013 Plan provide for immediate vesting of 33.33% of a recipient’s award with the balance of an individual’s award under the 2013 Plan vesting in two equal annual installments commencing one year from the grant date.
The following is a summary of the Company’s non-vested restricted stock award activity during the six months ended June 30, 2019:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-vested at January 1, 2019	858	$26.96
Granted	15,925	33.50
Vested	(3,549)	26.73
Non-Vested at June 30, 2019	13,234	$34.89	$34.15
Expected to vest assuming a 0% forfeiture rate over the vesting term	13,234	$34.89	$34.15

As of June 30, 2019, there was $483,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plans.  The cost is expected to be recognized over the weighted-average vesting period of 3.6 years.  The total fair value of shares vested for the six months ended June 30, 2019 and 2018 was $95,000 and $239,000, respectively.
Employee Stock Ownership Plan
In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company which was paid in full in 2017.  In August 2012, in conjunction with the Company’s conversion to a full stock company from the mutual holding company structure, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company.  The loan is being repaid principally by the Bank through contributions to the ESOP over a period of ten years.  The interest rate on the loan is fixed at 2.25% per annum.  As of June 30, 2019, the remaining balance of the ESOP loan was $362,000.
Neither the loan balance nor the related interest expense is reflected on the condensed consolidated financial statements.
For the calendar year 2019, the ESOP was committed to release 11,340 shares of the Company’s common stock to participants and held 22,680 unallocated shares remaining to be released in future years. The fair value of the 165,854 restricted shares held by the ESOP trust was $5.7 million at June 30, 2019. ESOP compensation expense included in salaries and benefits was $168,000 and $336,000 for the three and six months ended June 30, 2019 and was $173,000 and $347,000 for the three and six months ended June 30, 2018, respectively.

From time to time, the Bank makes discretionary contributions to the ESOP to purchase shares of Company common stock in the open market for allocation to plan participants. During the six months ended June 30, 2019, the ESOP trustee purchased 3,378 shares of the Company’s Common Stock for inclusion in the Plan with the$125,000 contribution Bank made to the plan during the period. During the six months ended June 30, 2018, the ESOP trustee purchased 3,311 shares of the Company’s Common Stock for inclusion in the Plan with the $125,000 contribution Bank made to the plan during the period.

Note 11 – Revenue from Contracts with Customers
All of the Company's revenue from contracts with customers in the scope of ASC 606 - Revenue from Contracts with Customers ("ASC 606") is recognized in Noninterest Income with the exception of the net loss on OREO and repossessed assets, which is included in Noninterest Expense. The following table presents the Company's sources of Noninterest Income for the three and six months ended June 30, 2019 and 2018 (in thousands). Items outside of the scope of ASC 606 are noted as such.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Noninterest income:
Service charges and fee income
Account maintenance fees	$45	$47	$96	$100
Transaction-based and overdraft service charges	115	103	219	224
Debit/ATM interchange fees	250	237	463	451
Credit card interchange fees	7	11	13	22
Loan fees (a)	45	52	105	102
Other fees (a)	17	11	29	22
Total service charges and fee income	479	461	925	921
Earnings on cash surrender value of bank-owned life insurance (a)	78	80	186	159
Mortgage servicing income (a)	256	295	498	547
Fair value adjustment on mortgage servicing rights (a)	(162)	(89)	(486)	(121)
Net gain on sale of loans (a)	308	392	843	766
Total noninterest income	$959	$1,139	$1,966	$2,272
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

Net loss on OREO and repossessed assets
We record a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed of trust. When the Bank finances the sale of other real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the other real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on sale, we adjust the transaction price and related gain or loss on sale if a significant financing component is present.  The Company incurred expenses on our OREO properties of $7,000 and $9,000 for the three and six months ended June 30, 2019, respectively and $25,000 and $52,000 for the three and six months ended June 30, 2018, respectively, included in Noninterest Expense.
Note 12 – Leases
We have operating leases for branch locations, loan production offices, our corporate office and certain equipment. The lease term for our leases begins on the date we become legally obligated for the rent payments or we take possession of the building, whichever is earlier. Generally, our real estate leases have initial terms of 3 to 10 years and typically include one renewal option. Our leases have remaining lease terms of 1 year to 11 years. The operating leases generally contain renewal options and require us to pay property taxes and operating expenses for the properties.

The following table represents the consolidated statements of condition classification of the Company’s right of use assets and lease liabilities (in thousands):

June 30, 2019
Operating lease right-of-use assets	$7,883
Operating lease liabilities	$8,226

The following table represents the components of lease expense (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense
Office leases	$305	$610
Equipment leases	5	10
Sublease income	(4)	(6)
Net lease expense	$306	$614

The following table represents the maturity of lease liabilities:

	June 30, 2019
	Office leases	Equipment leases
Operating Lease Commitments
Remainder of 2019	$568	$10
2020	1,043	8
2021	986	—
2022	960	—
2023	931	—
Thereafter	4,819	—
Total lease payments	9,307	18
Less: Present value discount	1,099	—
Present value of lease liabilities	$8,208	$18

Lease term and discount rate by lease type consist of the following:

June 30, 2019
Weighted-average remaining lease term (in years):
Office leases	9.23
Equipment leases	0.92
Weighted-average discount rate (annualized):
Office leases	2.65%
Equipment leases	1.62%

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows
Office leases	$232	$517
Equipment leases	$5	$10

Note 13 – Subsequent Event
On July 26, 2019, the Board of Directors of  the Company declared a quarterly cash dividend of $0.14 per common share, payable on August 22, 2019 to stockholders of record at the close of business on August 8, 2019.

On July 26, 2019, the Company also announced that its Board of Directors authorized a stock repurchase program. Under this repurchase program, the Company may spend up to $1,750,000 to repurchase its outstanding shares in the open market, based on prevailing market prices, or in privately negotiated transactions, over a period beginning on August 5, 2019, continuing until the earlier of the completion of the repurchase or six (6) months, depending upon market conditions.

The Company’s Board of Directors also authorized management to enter into a trading plan with Keefe, Bruyette & Woods, Inc. in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Act”), to facilitate repurchases of its common stock pursuant to the above mentioned stock repurchase program.

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

•	inability of key third-party providers to perform their obligations to us;

•	competitive pressures among financial services companies;

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
Sound Community Bank’s deposits are insured up to applicable limits by the FDIC.  At June 30, 2019, Sound Financial Bancorp, on a consolidated basis, had assets of $686.0 million, net loans held-for-portfolio of $560.0 million, deposits of $579.5 million and stockholders’ equity of $74.6 million.  The shares of Sound Financial Bancorp are traded on NASDAQ Capital Market under the symbol “SFBC.”  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121.
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
Comparison of Financial Condition at June 30, 2019 and December 31, 2018
General.   Total assets decreased $30.8 million, or 4.3%, to $686.0 million at June 30, 2019 from $716.7 million at December 31, 2018. The decrease was due to a lower balance of loans held-for-portfolio as a result of loan payoffs combined in part with lower loan origination volume and $16.2 million one-to-four family loan sale during the first quarter of 2019. Also contributing to the decrease was a decline in the amount of FHLB stock held as a result of a decrease in borrowings, partially offset by higher cash and cash equivalents and the capitalization of the right of use assets in accordance with our implementation of new lease accounting guidance during the year.
Cash and Securities.  Cash and cash equivalents increased $18.6 million, or 30.1%, to $80.4 million at June 30, 2019 from $61.8 million at December 31, 2018. The increase in total cash and cash equivalents was primarily attributable to the loan sale during the first quarter of 2019 and an increase in deposits, partly offset by the payoff of borrowings. Available-for-sale securities, which consist of municipal bonds and agency mortgage-backed and US treasury securities, were $5.0 million at both June 30, 2019 and December 31, 2018.
Loans.  Our loans held-for-portfolio, net, decreased $53.8 million, or 8.8%, to $560.0 million at June 30, 2019 from $613.8 million at December 31, 2018 as loan payoffs outpaced originations, as well as due to the sale of $16.2 million one-to-four family loan during the first quarter of 2019.  Loans held-for-sale decreased to $738,000 at June 30, 2019 from $1.2 million at December 31, 2018. The decrease in loans held-for-sale was a result of the timing of loan sales.
The following table reflects the changes in the loan mix of our loan portfolio at June 30, 2019, as compared to December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018	Amount Change	Percent Change
One-to-four family	$145,593	$169,830	$(24,237)	(14.3)%
Home equity	23,095	27,655	(4,560)	(16.5)
Commercial and multifamily	226,299	252,644	(26,345)	(10.4)
Construction and land	70,205	65,259	4,946	7.6
Manufactured homes	20,685	20,145	540	2.7
Floating homes	40,247	40,806	(559)	(1.4)
Other consumer	7,583	6,628	955	14.4
Commercial business	33,509	38,804	(5,295)	(13.6)
Deferred loan fees	(1,865)	(2,228)	363	(16.3)
Total loans held-for-portfolio, gross	$565,351	$619,543	$(54,192)	(8.7)%
All categories of our loan portfolio decreased at June 30, 2019, compared to December 31, 2018, except for construction and land, manufactured homes and other consumer loans. The largest decreases in the loan portfolio were in commercial and multifamily real estate which decreased $26.3 million, or 10.4%, to $226.3 million, one-to-four family loans which decreased $24.2 million, or 14.3%, to $145.6 million, commercial business loans which decreased $5.3 million, or 13.6%, to $33.5 million and home equity loans which decreased $4.6 million, or 16.5%, to $23.1 million from December 31, 2018. Partially offsetting these decreases were increases in construction and land loans of $4.9 million, or 7.6%, to $70.2 million, manufactured home loans of $540,000, or 2.7%, to $20.7 million and other consumer loans of $955,000, or 14.4%, to $7.6 million. At June 30, 2019, our loan portfolio, net of deferred loan fees, remained well-diversified. At June 30, 2019, commercial and multifamily real estate loans accounted for approximately 39.9% of total loans and one-to-four family loans, including home equity loans accounted for approximately 29.7% of total loans. Consumer loans, consisting of manufactured homes, floating homes, and other consumer loans accounted for approximately 12.1% of total loans at that date. Construction and land loans accounted for approximately 12.4% of total loans and commercial business loans accounted for approximately 5.9% of total loans at June 30, 2019.
Mortgage Servicing Rights.  The fair value of mortgage servicing rights was $3.2 million at June 30, 2019, a decrease of $209,000 or 6.1% from December 31, 2018.  We record mortgage servicing rights on loans sold to Fannie Mae with servicing retained and upon acquisition of a servicing portfolio. We stratify our capitalized mortgage servicing rights based upon the type, term and interest rates of the underlying loans. Mortgage servicing rights are carried at fair value. If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.
Nonperforming Assets.  At June 30, 2019, nonperforming assets totaled $4.1 million, or 0.60% of total assets, compared to $3.2 million, or 0.45% of total assets at December 31, 2018.
The table below sets forth the amounts and categories of nonperforming assets at the dates indicated (dollars in thousands):

	Nonperforming Assets
	June 30, 2019	December 31, 2018	Amount Change	Percent Change
Nonaccrual loans	$2,817	$2,541	$276	10.9%
Nonperforming TDRs	219	126	93	73.8
Total nonperforming loans	3,036	2,667	369	13.8
OREO and repossessed assets	1,069	575	494	85.9
Total nonperforming assets	$4,105	$3,242	$863	26.6%
Nonperforming loans, consisting of nonaccrual loans and nonperforming TDRs, increased $369,000, or 13.8%, to $3.0 million at June 30, 2019 from $2.7 million at December 31, 2018. Nonperforming loans were 0.54% of total loans at June 30, 2019 compared to 0.43% of total loans at December 31, 2018.
OREO and repossessed assets were $1.1 million at June 30, 2019, compared to $575,000 at December 31, 2018. At June 30, 2019, OREO and repossessed assets consisted of two properties, a commercial building located in Clallam County, Washington, which was acquired in 2015 as part of three branches purchased from another financial institution, and a single family residence, also located in Clallam County, which was classified as non-performing at December 31, 2018. The commercial OREO property is currently leased to a not-for-profit organization headquartered in our market area at a below market rate.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$5,577	$5,328	$5,774	$5,241
Charge-offs	(12)	(12)	(32)	(32)
Recoveries	5	37	28	44
Net (charge-offs)/recoveries	(7)	25	(4)	12
(Recapture) provision for loan losses during the period	(200)	150	(400)	250
Balance at end of period	$5,370	$5,503	$5,370	$5,503

Ratio of net recoveries/(charge-offs) during the period to average loans outstanding during the period	—%	—%	—%	—%

	June 30, 2019	December 31, 2018
Allowance as a percentage of nonperforming loans (end of period)	176.88%	216.50%
Allowance as a percentage of total loans (end of period)	0.95%	0.93%
Our allowance for loan losses decreased $404,000, or 7.0%, to $5.4 million at June 30, 2019, from $5.8 million at December 31, 2018. The overall decrease in the allowance for loan losses was primarily due to a recapture from the allowance for loan losses of $400,000 for the first six months ended June 30, 2019, primarily a result of a lower balance in loans held-for-portfolio.
Specific loan loss reserves increased to $930,000 at June 30, 2019 compared to $736,000 at December 31, 2018, while general loan loss reserves decreased to $3.7 million at June 30, 2019, compared to $4.0 million at December 31, 2018 and the unallocated reserve decreased to $781,000 at June 30, 2019, compared to $1.0 million at December 31, 2018.  The increase in specific loan loss reserves was primarily due to an increase in impaired loans since December 31, 2018. The decrease in the unallocated reserve was due to the lower balance on loans held-for-portfolio. Net charge-offs for the three and six months ended June 30, 2019 were $7,000 and $4,000, respectively, compared to net recoveries of $25,000 and $12,000 for the three and months ended June 30, 2018, respectively. At June 30, 2019, the allowance for loan losses as a percentage of total loans and nonperforming loans was 0.95% and 176.88%, respectively, compared to 0.93% and 216.50%, respectively, at December 31, 2018.
Deposits.  Total deposits increased $25.9 million, or 4.7%, to $579.5 million at June 30, 2019 from $553.6 million at December 31, 2018. The increase was primarily due to increases in certificates of deposit of $39.2 million, or 20.5%, to $231.1 million at June 30, 2019 from $191.8 million at December 31, 2018. We continue our efforts to increase noninterest-bearing demand deposits (including escrow accounts) which increased $126,000, or 0.1%, to $96.2 million from $96.1 million at December 31, 2018.
A summary of deposit accounts with the corresponding weighted-average cost of funds at the dates indicated is presented below (dollars in thousands):

	June 30, 2019		December 31, 2018
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$93,765	—%	$93,823	—%
Interest-bearing demand	151,279	0.54	164,919	0.47
Savings	55,177	0.34	54,102	0.29
Money market	45,791	0.49	46,689	0.24
Time deposits	231,063	2.18	191,825	1.58
Escrow (1)	2,427	—	2,243	—
Total deposits	$579,502	1.09%	$553,601	0.71%
(1) Escrow balances shown in noninterest-bearing deposits on the consolidated balance sheets.
Borrowings.  FHLB advances decreased $67.8 million, or 80.7%, to $16.3 million at June 30, 2019 from $84.0 million at December 31, 2018, as a result of reduced borrowing needs due to the increase in deposits and proceeds received from the one-to-four family loan sale during the first quarter of 2019 and a reduction in the loan portfolio.
Stockholders’ Equity.   Total stockholders’ equity increased $2.9 million, or 4.10%, to $74.6 million at June 30, 2019 from $71.6 million at December 31, 2018.  This increase primarily reflects $3.3 million in net income for the six months ended June 30, 2019, partially offset by the payment of cash dividends of $716,000 to common stockholders during the six months ended June 30, 2019.

Comparison of Results of Operation for the Three and Six Months Ended June 30, 2019 and 2018
General.  Net income decreased $149,000, or 7.6%, to $1.8 million or $0.71 per diluted common share, for the three months ended June 30, 2019, compared to $2.0 million, or $0.77 per diluted common share, for the three months ended June 30, 2018. The primary reason for the decrease in net income for the three months ended June 30, 2019, was an increases in interest expense of $656,000, partially offset by an increase in interest income of $122,000 and a recapture from the allowance for loan losses of $200,000 for the three months ended June 30, 2019, combined with a decrease of $171,000 in noninterest expense.
Net income decreased $307,000 to $3.3 million, or $1.27 per diluted common share, for the six months ended June 30, 2019, compared to $3.6 million, or $1.39 per diluted common share, for the same period in 2018. The primary reasons for the decrease in net income for the six months ended June 30, 2019 were an increase in noninterest expense of $788,000 and a decrease in noninterest income of $306,000, partially offset by a recapture from the allowance for loan losses of $400,000 during the first six months of 2019.
Interest Income.  Interest income increased $122,000, or 1.5%, to $8.2 million for the three months ended June 30, 2019, from $8.1 million for the three months ended June 30, 2018.The increase was primarily a result of higher interest income on investment portfolio, partially offset by lower average loan yields. Interest income on the investment portfolio increased $160,000, or 60.6%, to $424,000 for the three months ended June 30, 2019, from $264,000 for the three months ended June 30, 2018, while interest income on loans decreased $38,000 from the comparable period a year ago. The average loans held-for-portfolio balance was $575.9 million for the three months ended June 30, 2019, compared to $576.7 million for three months ended June 30, 2018. The average yield on loans held-for-portfolio was 5.43% for the three months ended June 30, 2019, compared to 5.46% for the three months ended June 30, 2018. Interest income increased $1.4 million, or 9.3%, to $17.0 million for the six months ended June 30, 2019, from $15.6 million for the six months ended June 30, 2018. The increase was primarily a result of increased interest income on loans due to both higher average balances and loan yields. The average balance of loans held-for-portfolio increased $30.6 million, or 5.4%, to $593.9 million for the six months ended June 30, 2019, compared to $563.3 million for the six months ended June 30, 2018. The weighted-average yield on loans held-for-portfolio increased 10 basis points to 5.49% for the six months ended June 30, 2019, from 5.39% for the six months ended June 30, 2018. Interest income on the investment portfolio and cash and cash equivalents increased $328,000, or 64.3%, to $838,000 during the six months ended June 30, 2019, compared to the same period a year ago due to higher average balances as well as higher yields. The weighted-average yield on investments including interest-bearing cash was 2.64% and 2.71% for the three and six months ended June 30, 2019, respectively, compared to 1.89% and 1.88% for the three and six months ended June 30, 2018. The average balance of investment portfolio, which included interest-bearing cash balances and available-for-sale securities increased $7.6 million, or 13.9%, compared to a year ago.
Interest Expense.  Interest expense increased $656,000, or 53.7%, to $1.9 million for the three months ended June 30, 2019, from $1.2 million for the three months ended June 30, 2018. Interest expense increased $1.4 million, or 63.1%, to $3.7 million for the six months ended June 30, 2019, from $2.2 million for the six months ended June 30, 2018. The increase for both periods was primarily due to the increase in average balance and an increase in interest rate paid on deposits, as well as an increase in cost of FHLB borrowings, partially offset by lower average balance in FHLB borrowings.
Interest expense on deposits increased $741,000, or 84.1%, to $1.6 million for the three months ended June 30, 2019, compared to the same period in 2018. Interest expense on deposits increased $1.4 million, or 82.6%, to $3.1 million for the six months ended June 30, 2019, compared to the same period in 2018. The increase for both periods was primarily due to the increase in average balance and increase in interest rate paid on deposits. Average deposits were $569.8 million and $572.2 million during the three and six months ended June 30, 2019, respectively, compared to $528.4 million and $523.1 million during the three and six months ended June 30, 2018, respectively. Our weighted average rate paid on deposits was 1.14% and 1.09% for the three and months ended June 30, 2019, respectively, compared to 0.67% and 0.65% for the three months ended June 30, 2018, respectively. The cost of borrowings for the three and six months ended June 30, 2019 was 4.25% and 2.97%, respectively, compared to 2.01% and 1.89% for the three and six months ended June 30, 2018.
Net Interest Income.   Net interest income decreased $534,000, or 7.7%, to $6.4 million for the three months ended June 30, 2019, from $6.9 million for the three months ended June 30, 2018. The decrease for the three month ended June 30, 2019 was primarily a result of lower average loan balances and lower loan yields combined with higher interest expense. Net interest income stayed flat increasing only $28,000, or 0.2%, to $13.3 million for the six months ended June 30, 2019, compared to the same period a year ago. The increase was primarily a result of higher interest income primarily due to increase in loan yields, partially offset by the increases in average balances and cost of deposits compared to a year ago. Our average yield on loans was 5.43% and 5.49% for the three and six months ended June 30, 2019, respectively, compared to 5.46% and 5.39% for the three and six months ended June 30, 2018, respectively. Our net interest margin was 3.97% and 4.08% for three and six months ended June 30, 2019, respectively, compared to 4.34% and 4.32% for the three and six months ended June 30, 2018, respectively. The decreases compared to the three and six months periods one year ago were primarily due to higher funding costs as interest rates paid on interest-bearing liabilities increased more rapidly than yields earned on interest-earning assets.
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
We recorded a recapture from the allowance for loan losses of $200,000 and $400,000 for the three and six months ended June 30, 2019, respectively, compared to a provision for loan losses of $150,000 and $250,000 for the three and six months ended June 30, 2018, respectively. The recapture in the three and six months period in 2019 was primarily a result of the lower balance in loans held-for-portfolio. Net charge-offs were $7,000 and $4,000 for the three and six months ended June 30, 2019, respectively, compared to net recoveries of $25,000 and $12,000 for the three and six months ended June 30, 2018, respectively.
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
Noninterest Income.  Noninterest income decreased $180,000, or 15.8%, to $1.0 million for the three months ended June 30, 2019, as compared to $1.1 million for the three months ended June 30, 2018, as reflected below (dollars in thousands):

	Three Months Ended June 30,		Amount Change	Percent Change
	2019	2018
Service charges and fee income	$479	$461	$18	3.9%
Earnings on cash surrender value of BOLI	78	80	(2)	(2.5)
Mortgage servicing income	256	295	(39)	(13.2)
Fair value adjustment on mortgage servicing rights	(162)	(89)	(73)	82.0
Net gain on sale of loans	308	392	(84)	(21.4)
Total noninterest income	$959	$1,139	$(180)	(15.8)%
The decrease in noninterest income during the three months ended June 30, 2019 compared to the same period in 2018 was primarily a result of a $84,000 decrease in net gain on sale of loans, a $73,000 increase in mark-to market loss adjustment on fair value of mortgage servicing rights and a $39,000 decrease in mortgage servicing income, partially offset by an $18,000 increase in service charges and fee income.
Noninterest income decreased $306,000, or 13.5%, to $2.0 million for the six months ended June 30, 2019, as compared to $2.2 million for the six months ended June 30, 2018, as reflected below (dollars in thousands):

	Six Months Ended June 30,		Amount Change	Percent Change
	2019	2018
Service charges and fee income	$925	$921	$4	0.4%
Earnings on cash surrender value of BOLI	186	159	27	17.0
Mortgage servicing income	498	547	(49)	(9.0)
Fair value adjustment on mortgage servicing rights	(486)	(121)	(365)	301.7
Net gain on sale of loans	843	766	77	10.1
Total noninterest income	$1,966	$2,272	$(306)	(13.5)%
The decrease in noninterest income during the six months ended June 30, 2019 compared to the same period in 2018 was primarily a result of a $365,000 increase in mark-to market loss adjustment on fair value of mortgage servicing rights and a decrease of $49,000 in mortgage servicing income, partially offset by increases of $77,000 in net gain on sale of loans and $27,000 in earnings on cash surrender value of BOLI.

Noninterest Expense.  Noninterest expense decreased $171,000, or 3.2%, to $5.2 million during the three months ended June 30, 2019, compared to $5.4 million during the three months ended June 30, 2018, as reflected below (dollars in thousands):

	Three Months Ended June 30,		Amount Change	Percent Change
	2019	2018
Salaries and benefits	$2,654	$3,055	$(401)	(13.1)%
Operations	1,450	1,198	252	21.0
Regulatory assessments	115	91	24	26.4
Occupancy	546	573	(27)	(4.7)
Data processing	460	461	(1)	(0.2)
Net loss on OREO and repossessed assets	7	25	(18)	(72.0)
Total noninterest expense	$5,232	$5,403	$(171)	(3.2)%
The decrease in noninterest expense during the three months ended June 30, 2019 compared to the same period in 2018 was primarily due to a decrease of $401,000 in salaries and benefits, partially offset by a $252,000 increase in operations expense. Salaries and benefits decreased due to lower commissions as a result of lower loan originations. Operations expense increased for the three months ended June 30, 2019 compared to the same period a year ago, primarily due to an increase in legal fees and professional fees.
Noninterest expense increased $788,000, or 7.3%, to $11.6 million during the six months ended June 30, 2019 as compared to $10.8 million during the six months ended June 30, 2018, as reflected below (dollars in thousands):

	Six Months Ended June 30,		Amount Change	Percent Change
	2019	2018
Salaries and benefits	$6,293	$6,196	$97	1.6%
Operations	3,084	2,437	647	26.5
Regulatory assessments	228	192	36	18.8
Occupancy	1,052	1,047	5	0.5
Data processing	960	914	46	5.0
Net loss on OREO and repossessed assets	9	52	(43)	(82.7)
Total noninterest expense	$11,626	$10,838	$788	7.3%
The increase in noninterest expense during the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to an increase of $647,000 in operations expense. Operations expense increased for the six months ended June 30, 2019 compared to the same period a year ago, primarily due to an increase in legal fees and professional fees.
The efficiency ratio for the quarter ended June 30, 2019 was 71.50%, compared to 67.3% for the quarter ended June 30, 2018 and was 75.9% for the six months ended June 30, 2019, compared to 69.5% for the six months ended June 30, 2018. The increase in the efficiency ratio was primarily due to higher interest expense on deposits and borrowings.
Income Tax Expense.  For the three and six months ended June 30, 2019, we incurred income tax expense of $468,000 and $826,000 as compared to $512,000 and $935,000 for the three and six months ended June 30, 2018, respectively.  The effective tax rates for the three and six months ended June 30, 2019 were 20.5% and 20.2%, respectively.  The effective tax rates for the three and six months ended June 30, 2018 were 20.7% and 20.8%, respectively.
Liquidity
The Management Discussion and Analysis in Item 7 of the Company’s 2018 Form 10-K contains an overview of Sound Financial Bancorp’s and the Bank’s liquidity management, sources of liquidity and cash flows.  This discussion updates that disclosure for the six months ended June 30, 2019.
The Bank’s primary sources of funds are deposits, principal and interest payments on loans and borrowings.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank’s primary investing activity is loan originations.  The Bank maintains liquidity levels it believes to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  At June 30, 2019, the Bank had $85.4 million in cash and investment securities available-for-sale and $738,000 in loans held-for-sale generally available for its cash needs.  Also, at June 30, 2019, the Bank had the ability to borrow an additional $205.1 million in FHLB advances based on existing collateral pledged, and could access $40.5 million through the Federal Reserve’s Discount Window.  At June 30, 2019, we also had available a total of $20.0 million in credit facilities with other financial institutions, with no balance outstanding. The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals and loan commitments.  At June 30, 2019, outstanding loan commitments, including unused lines and letters of credit totaled $99.8 million, including $51.0 million of undisbursed construction and land loans.  Certificates of deposit scheduled to mature in one year or less at June 30, 2019, totaled $70.2 million.  Based on our competitive pricing, we believe that a majority of maturing deposits will remain with the Bank.
Cash and cash equivalents increased $18.6 million to $80.4 million as of June 30, 2019, from $61.8 million as of December 31, 2018.  Net cash provided by operating activities was $4.3 million for the six months ended June 30, 2019.  Net cash provided by investing activities totaled $54.0 million during the six months ended June 30, 2019 and consisted primarily of a decrease in net loans. The $39.7 million of net cash used in financing activities during the six months ended June 30, 2019 was primarily the result of $67.8 million net decrease in FHLB advances, partially offset by an increase of $25.9 million in deposits.
As a separate legal entity from the Bank, the Company must provide for its own liquidity.  At June 30, 2019, the Company, on an unconsolidated basis, had $2.6 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs. The Company’s principal source of liquidity is dividends and ESOP loan repayments from the Bank.
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
A summary of our off-balance sheet loan commitments at June 30, 2019, is as follows (in thousands):

June 30, 2019
Commitments to make loans	7,521
Unfunded construction commitments	51,006
Unused lines of credit	39,996
Irrevocable letters of credit	1,240
Total loan commitments	$99,763
Capital
Sound Community Bank is subject to minimum capital requirements imposed by regulations of the FDIC.  Capital adequacy requirements are quantitative measures established by regulation that require Sound Community Bank to maintain minimum amounts and ratios of capital.
Based on its capital levels at June 30, 2019, Sound Community Bank exceeded all regulatory capital requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a “well-capitalized” status under the regulatory capital categories of the FDIC. Based on capital levels at June 30, 2019, Sound Community Bank was considered to be well-capitalized under applicable regulatory requirements.  Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank’s “well-capitalized” status.

The actual regulatory capital amounts and ratios calculated for Sound Community Bank at June 30, 2019, were as follows (dollars in thousands):

	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital to average assets	$70,127	10.28%	$27,290	4.0%	$34,113	5.0%
Common Equity Tier 1 (“CET1”) risk-based capital ratio	70,127	12.21	25,839	4.5	37,323	6.5
Tier 1 Capital to risk-weighted assets	70,127	12.21	34,452	6.0	45,936	8.0
Total Capital to risk-weighted assets	$75,841	13.21%	45,936	8.0%	57,420	10.0%

The actual regulatory capital amounts and ratios calculated for Sound Community Bank at December 31, 2018, were as follows (dollars in thousands):

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital to average total adjusted assets	$69,685	9.73%	$28,659	4.0%	$35,824	5.0%
Common Equity Tier 1 to risk-weighted assets	69,685	11.76	26,665	4.5	38,516	6.5
Tier 1 Capital to risk-weighted assets	69,685	11.76	35,553	6.0	47,404	8.0
Total Capital to risk-weighted assets	$75,874	12.80%	$47,404	8.0%	$59,255	10.0%

Pursuant to the capital regulations of the FDIC and the other federal banking agencies, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  At June 30, 2019, the Bank’s CET1 capital exceeded the required capital conservation buffer.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at June 30, 2019, Sound Financial Bancorp would have exceeded all regulatory capital requirements.  The estimated regulatory capital ratios calculated for Sound Financial Bancorp as of June 30, 2019 were 10.76% for Tier 1 leverage-based capital, 12.79% for both Common Equity Tier 1 risk-based capital, Tier 1 Capital to risk-based assets and 13.78% for total risk-based capital.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company provided information about market risk in Item 7A of its 2018 Form 10-K.  There have been no material changes in our market risk since our 2018 Form 10-K.
Item 4.     Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”)), as of June 30, 2019, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and several other members of the Company’s senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the six months ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2    Unregistered Sales of Equity Securities and use of Proceeds
(a)    Not applicable
(b)Not applicable

(c)	The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended June 30, 2019:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1, 2019	—	$—	—	—
May 1, 2019	1,290	34.18	—	—
June 1, 2019	—	—	—	—
Total	1,290	$34.18	—	—
(1) Reflects shares of previously owned Company common stock surrendered to the Company by the option holder as payment of the exercise price of their incentive stock options.
(2) The Company may repurchase shares of its common stock from time-to-time in open market transactions. The timing, volume and price of purchases are made at our discretion, and are contingent upon our overall financial condition, as well as general market conditions. In January 2019, the Company announced that its Board of Directors had adopted a stock repurchase program. Under this repurchase program, the Company may repurchase its outstanding shares in the open market in an amount up to $1,750,000, based on prevailing market prices, or in privately negotiated transactions, over a period beginning on January 31, 2019, continuing until the earlier of the completion of the repurchase or July 31, 2019, depending upon market conditions. As of June 30, 2019, the Company had not repurchased any stock under this repurchase program. On July 26, 2019, the Company’s Board of Directors extended the existing stock repurchase program until the earlier of the completion of the repurchase program or February 5, 2020.

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
101
The following financial statements from the Sound Financial Bancorp, Inc. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of equity (v) condensed consolidated statements of cash flows and (vi) the notes to condensed consolidated financial statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: August 8, 2019	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President/Chief Executive Officer
(Principal Executive Officer)

Sound Financial Bancorp, Inc.

Date: August 8, 2019	By:	/s/ Daphne D. Kelley
Daphne D. Kelley
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)