Form 10-Q
period 2019-09-30
Sound Financial Bancorp, Inc.
filed 2019-11-08
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of November 6, 2019, there were 2,567,946 shares of the registrant’s common stock outstanding.

Table of Contents

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$58,873	$61,810
Available-for-sale securities, at fair value	7,841	4,957
Loans held-for-sale	1,644	1,172
Loans held-for-portfolio	612,903	619,543
Allowance for loan losses	(5,618)	(5,774)
Total loans held-for-portfolio, net	607,285	613,769
Accrued interest receivable	2,206	2,287
Bank-owned life insurance (“BOLI”), net	14,002	13,365
Other real estate owned (“OREO”) and repossessed assets, net	1,069	575
Mortgage servicing rights, at fair value	3,226	3,414
Federal Home Loan Bank (“FHLB”) stock, at cost	1,358	4,134
Premises and equipment, net	6,570	7,044
Right of use assets	7,896	—
Other assets	3,349	4,208
Total assets	$715,319	$716,735
LIABILITIES
Deposits
Interest-bearing	$506,469	$457,535
Noninterest-bearing demand	103,152	96,066
Total deposits	609,621	553,601
Borrowings	12,450	84,000
Accrued interest payable	212	137
Lease liabilities	8,252	—
Other liabilities	7,565	6,681
Advance payments from borrowers for taxes and insurance	1,203	689
Total liabilities	639,303	645,108
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,567,946 and 2,544,059 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	25	25
Additional paid-in capital	26,162	25,663
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(255)	(340)
Retained earnings	49,899	46,165
Accumulated other comprehensive income, net of tax	185	114
Total stockholders’ equity	76,016	71,627
Total liabilities and stockholders’ equity	$715,319	$716,735
See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
INTEREST INCOME
Loans, including fees	$8,060	$7,896	$24,231	$22,950
Interest and dividends on investments, cash and cash equivalents	381	378	1,219	888
Total interest income	8,441	8,274	25,450	23,838
INTEREST EXPENSE
Deposits	1,830	974	4,917	2,665
Borrowings	100	439	674	993
Total interest expense	1,930	1,413	5,591	3,658
Net interest income	6,511	6,861	19,859	20,180
PROVISION (RECAPTURE) FOR LOAN LOSSES	250	250	(150)	500
Net interest income after provision (recapture) for loan losses	6,261	6,611	20,009	19,680
NONINTEREST INCOME
Service charges and fee income	512	504	1,437	1,426
Earnings on cash surrender value of bank-owned life insurance	81	149	267	308
Mortgage servicing income	259	282	756	828
Fair value adjustment on mortgage servicing rights	(90)	(260)	(576)	(381)
Net gain on sale of loans	440	369	1,283	1,135
Other income	—	490	—	490
Total noninterest income	1,202	1,534	3,167	3,806
NONINTEREST EXPENSE
Salaries and benefits	3,075	3,327	9,369	9,523
Operations	1,397	1,355	4,481	3,793
Regulatory assessments	(49)	136	178	328
Occupancy	509	588	1,560	1,636
Data processing	587	453	1,547	1,367
Net loss on OREO and repossessed assets	1	11	11	62
Total noninterest expense	5,520	5,870	17,146	16,709
Income before provision for income taxes	1,943	2,275	6,030	6,777
Provision for income taxes	395	445	1,221	1,380
Net income	$1,548	$1,830	$4,809	$5,397

Earnings per common share:
Basic	$0.61	$0.73	$1.90	$2.17
Diluted	$0.60	$0.71	$1.87	$2.10
Weighted-average number of common shares outstanding:
Basic	2,526,240	2,502,959	2,521,393	2,492,738
Diluted	2,578,287	2,569,535	2,572,499	2,564,688

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$1,548	$1,830	$4,809	$5,397
Available for sale securities:
Unrealized holding (losses)/gains arising during the period	(3)	(8)	90	(46)
Income tax benefit/(expense) related to unrealized gains/losses	1	1	(19)	9
Other comprehensive (loss)/income, net of tax	(2)	(7)	71	(37)
Comprehensive income	$1,546	$1,823	$4,880	$5,360
See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2019 and 2018 (unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid -in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders’ Equity
Balance, at June 30, 2019	2,563,488	$25	$25,926	$(283)	$48,710	$187	$74,565
Net income					1,548		1,548
Other comprehensive loss, net of tax						(2)	(2)
Share-based compensation			72				72
Cash dividends paid on common stock ($0.14 per share)					(359)		(359)
Common stock surrendered	(1,032)						—
Common stock options exercised	5,490		93				93
Allocation of ESOP shares			71	28			99
Balance, at September 30, 2019	2,567,946	$25	$26,162	$(255)	$49,899	$185	$76,016

Balance, at December 31, 2018	2,544,059	$25	$25,663	$(340)	$46,165	$114	$71,627
Net income					4,809		4,809
Other comprehensive income, net of tax						71	71
Share-based compensation			159				159
Restricted stock awards issued	15,925						—
Cash dividends paid on common stock ($0.42 per share)					(1,075)		(1,075)
Common stock surrendered	(3,810)						—
Common stock options exercised	11,772		131				131
Allocation of ESOP shares			209	85			294
Balance, at September 30, 2019	2,567,946	$25	$26,162	$(255)	$49,899	$185	$76,016

	Shares	Common Stock	Additional Paid -in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders’ Equity
Balance, at June 30, 2018	2,539,814	$25	$25,371	$(397)	$43,405	$79	$68,483
Net income					1,830		1,830
Other comprehensive loss, net of tax						(7)	(7)
Share-based compensation			67				67
Cash dividends paid on common stock ($0.14 per share)					(356)		(356)
Common stock surrendered	(600)						—
Restricted shares forfeited	—						—
Common stock options exercised	600		—				—
Allocation of ESOP shares			85	28			113
Balance, at September 30, 2018	2,539,814	$25	$25,523	$(369)	$44,879	$72	$70,130

Balance, at December 31, 2017	2,511,127	$25	$24,986	$(453)	$40,493	$109	$65,160
Net income					5,397		5,397
Other comprehensive loss, net of tax						(37)	(37)
Share-based compensation			201				201
Cash dividends paid on common stock ($0.40 per share)					(1,011)		(1,011)
Common stock surrendered	(15,990)						—
Restricted shares forfeited	(343)						—
Common stock options exercised	45,020		102				102
Allocation of ESOP shares			234	84			318
Balance, at September 30, 2018	2,539,814	$25	$25,523	$(369)	$44,879	$72	$70,130

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,809	$5,397
Adjustments to reconcile net income to net cash from operating activities:
Amortization (accretion) of net discounts on investments	27	(31)
(Recapture) provision for loan losses	(150)	500
Depreciation and amortization	799	852
Compensation expense related to stock options and restricted stock	159	201
Change in fair value of mortgage servicing rights	576	381
Increase in cash surrender value of BOLI	(267)	(240)
Net change in advances from borrowers for taxes and insurance	514	497
Net gain on sale of loans	(1,283)	(1,135)
Proceeds from sale of loans held-for-sale	54,813	39,441
Originations of loans held-for-sale	(54,683)	(38,314)
Net loss on OREO and repossessed assets	11	62
Change in operating assets and liabilities:
Accrued interest receivable	81	(227)
Other assets	859	379
Accrued interest payable	75	16
Other liabilities	883	1,664
Net cash provided by operating activities	7,223	9,443
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(3,066)	—
Proceeds from principal payments, maturities and sales of available-for-sale securities	245	455
Net decrease (increase) in loans	6,694	(68,635)
Purchase of BOLI	(402)	(315)
Purchases of premises and equipment, net	(227)	(608)
Net cash provided by (used in) investing activities	3,244	(69,103)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	56,020	25,432
Proceeds from borrowings	91,225	198,000
Repayment of borrowings	(162,775)	(160,000)
FHLB stock redeemed (purchased)	2,776	(1,569)
Allocation of ESOP shares	294	318
Proceeds from common stock option exercises	131	102
Dividends paid on common stock	(1,075)	(1,011)
Net cash (used in) provided by financing activities	(13,404)	61,272
Net change in cash and cash equivalents	(2,937)	1,612
Cash and cash equivalents, beginning of period	61,810	60,680
Cash and cash equivalents, end of period	$58,873	$62,292

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$425	$2,200
Interest paid on deposits and borrowings	5,516	3,674
Loans transferred from loans held-for-portfolio to OREO and repossessed assets	494	—
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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity's risk management activities by better aligning the entity's financial reporting for hedging relationships with those risk management activities and reduce the complexity of and simplify the application of hedge accounting by preparers. The amendments in this ASU permit hedge accounting for hedging relationships involving nonfinancial risk and interest rate risk by removing certain limitations in cash flow and fair value hedging relationships. In addition, the ASU requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and early adoption is permitted. The adoption of ASU No. 2017-12 on January 1, 2019, did not have a material impact on the Company's consolidated financial statements

In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20). ASU 2017-08 is intended to amend the amortization period for certain purchased callable debt securities held at a premium. Under ASU 2017-08, the FASB is shortening the amortization period for the premium to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The adoption of ASU No. 2017-08 on January 1, 2019 did not have a material impact on the Company's consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The measurement of expected credit losses will be based on historical information, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. Available-for-sale securities will bifurcate the fair value mark and establish an allowance for credit losses through the income statement for the credit portion of that mark. The interest portion will continue to be recognized through accumulated other comprehensive income or loss. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” (ASU 2019-05). This ASU provides transition relief for entities adopting the FASB’s credit losses standard, ASU 2016-13 and allows companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for certain financial instruments. In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (ASU 2019-04). This ASU clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments. The amendments in these ASUs are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, assuming the adoption of an ASU implementing the FASB board decision in October 2019 extending the adoption date for certain registrants, including the Company, with early adoption permitted. The Company is evaluating its current expected loss methodology on the loan and investment portfolios to identify the necessary modifications in accordance with this standard. The Company has not quantified the impact of these ASUs.

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
Note 3 – Investments
The amortized cost and fair value of our available-for-sale (“AFS”) securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2019
Treasury bills	$52	$—	$—	$52
Municipal bonds	3,202	182	(1)	3,383
Agency mortgage-backed securities	4,353	64	(11)	4,406
Total	$7,607	$246	$(12)	$7,841

December 31, 2018
Municipal bonds	$3,218	$122	$(23)	$3,317
Agency mortgage-backed securities	1,594	46	—	1,640
Total	$4,812	$168	$(23)	$4,957
The amortized cost and fair value of AFS securities at September 30, 2019, by contractual maturity, are shown below (in thousands). Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	September 30, 2019
	Amortized Cost	Fair Value
Due within one year	$52	$52
Due after one year through five years	1,549	1,560
Due after five years through ten years	459	499
Due after ten years	1,194	1,324
Mortgage-backed securities	4,353	4,406
Total	$7,607	$7,841
There were no pledged securities at September 30, 2019 or December 31, 2018.
There were no sales of AFS securities during the three and nine months ended September 30, 2019 or 2018.

The following tables summarize the aggregate fair value and gross unrealized loss by length of time of those investments that have been in a continuous unrealized loss position at the dates indicated (in thousands):

	September 30, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$—	$—	$1,288	$(1)	$1,288	$(1)
Agency mortgage-backed securities	2,948	(11)	—	—	2,948	(11)
Total	$2,948	$(11)	$1,288	$(1)	$4,236	$(12)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$—	$—	$1,283	$(23)	$1,283	$(23)
Total	$—	$—	$1,283	$(23)	$1,283	$(23)
There were no credit losses recognized in earnings during the three and nine months ended September 30, 2019 or 2018 relating to the Company’s securities.

At September 30, 2019, the securities portfolio consisted of nine agency mortgage-backed securities, eight municipal securities and two short-term securities with a total portfolio fair value of $7.8 million. At December 31, 2018, the securities portfolio consisted of six agency mortgage-backed securities and eight municipal securities with a fair value of $5.0 million. At September 30, 2019, there were three agency securities in an unrealized loss position for less than 12 months, and three municipal securities in an unrealized loss position for more than 12 months. At December 31, 2018, there were no securities in an unrealized loss position for less than 12 months, and there were three municipal securities in an unrealized loss position for more than 12 months. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. The unrealized losses on these investments are not considered other-than-temporary impairment ("OTTI") as of September 30, 2019, because the decline in fair value is not attributable to credit quality and because we do not intend, and it is not likely that we will be required, to sell these securities before recovery of their amortized cost basis.

Note 4 – Loans
The composition of the loans-held-for portfolio at the dates indicated, excluding loans held-for-sale, was as follows (in thousands):

	September 30, 2019	December 31, 2018
Real estate loans:
One-to-four family	$152,088	$169,830
Home equity	26,851	27,655
Commercial and multifamily	254,628	252,644
Construction and land	75,846	65,259
Total real estate loans	509,413	515,388
Consumer loans:
Manufactured homes	20,406	20,145
Floating homes	40,481	40,806
Other consumer	7,785	6,628
Total consumer loans	68,672	67,579
Commercial business loans	36,910	38,804
Total loans held-for-portfolio	614,995	621,771
Deferred fees	(2,092)	(2,228)
Total loans, gross held-for-portfolio	612,903	619,543
Allowance for loan losses	(5,618)	(5,774)
Total loans held-for-portfolio, net	$607,285	$613,769

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2019 (in thousands):

	Allowance: Individually evaluated for impairment	Allowance: Collectively evaluated for impairment	Allowance: Ending balance	Loans held for investment: Individually evaluated for impairment	Loans held for investment: Collectively evaluated for impairment	Loans held for investment: Ending balance

One-to-four family	$212	$953	$1,165	$5,546	$146,542	$152,088
Home equity	24	153	177	3,372	23,479	26,851
Commercial and multifamily	—	1,653	1,653	353	254,275	254,628
Construction and land	7	492	499	119	75,727	75,846
Manufactured homes	365	130	495	476	19,930	20,406
Floating homes	—	263	263	—	40,481	40,481
Other consumer	54	56	110	144	7,641	7,785
Commercial business	84	235	319	694	36,216	36,910
Unallocated	—	937	937	—	—	—
	$746	$4,872	$5,618	$10,704	$604,291	$614,995

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2018 (in thousands):

	Allowance: Individually evaluated for impairment	Allowance: Collectively evaluated for impairment	Allowance: Ending balance	Loans held for investment: Individually evaluated for impairment	Loans held for investment: Collectively evaluated for impairment	Loans held for investment: Ending balance

One-to-four family	$228	$1,086	$1,314	$2,760	$167,070	$169,830
Home equity	25	177	202	440	27,215	27,655
Commercial and multifamily	—	1,638	1,638	702	251,942	252,644
Construction and land	8	423	431	163	65,096	65,259
Manufactured homes	299	128	427	424	19,721	20,145
Floating homes	—	265	265	—	40,806	40,806
Other consumer	64	48	112	157	6,471	6,628
Commercial business	112	244	356	1,192	37,612	38,804
Unallocated	—	1,029	1,029	—	—	—
Total	$736	$5,038	$5,774	$5,838	$615,933	$621,771
The following table summarizes the activity in the allowance for loan losses for the three months ended September 30, 2019 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,139	$—	$3	$23	$1,165
Home equity	165	—	2	10	177
Commercial and multifamily	1,467	—	—	186	1,653
Construction and land	464	(1)	—	36	499
Manufactured homes	463	—	—	32	495
Floating homes	262	—	—	1	263
Other consumer	120	(8)	1	(3)	110
Commercial business	509	—	1	(191)	319
Unallocated	781	—	—	156	937
Total	$5,370	$(9)	$7	$250	$5,618

The following table summarizes the activity in the allowance for loan losses for the nine months ended September 30, 2019 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	(Recapture) Provision	Ending Allowance
One-to-four family	$1,314	$—	$3	$(152)	$1,165
Home equity	202	—	8	(33)	177
Commercial and multifamily	1,638	—	—	15	1,653
Construction and land	431	—	—	68	499
Manufactured homes	427	—	—	68	495
Floating homes	265	—	—	(2)	263
Other consumer	112	(41)	23	16	110
Commercial business	356	—	1	(38)	319
Unallocated	1,029	—	—	(92)	937
Total	$5,774	$(41)	$35	$(150)	$5,618

The following table summarizes the activity in the allowance for loan losses for the three months ended September 30, 2018 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,579	$—	$—	$(140)	$1,439
Home equity	211	—	3	(4)	210
Commercial and multifamily	1,401	—	—	230	1,631
Construction and land	385	—	—	3	388
Manufactured homes	326	—	—	93	419
Floating homes	195	—	—	74	269
Other consumer	116	(11)	3	(1)	107
Commercial business	553	—	—	(134)	419
Unallocated	737	—	—	129	866
Total	$5,503	$(11)	$6	$250	$5,748

The following table summarizes the activity in the allowance for loan losses for the nine months ended September 30, 2018 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,436	$—	$1	$2	$1,439
Home equity	293	(7)	41	(117)	210
Commercial and multifamily	1,250	—	—	381	1,631
Construction and land	378	—	—	10	388
Manufactured homes	355	(12)	—	76	419
Floating homes	169	—	—	100	269
Other consumer	80	(24)	8	43	107
Commercial business	372	—	—	47	419
Unallocated	908	—	—	(42)	866
Total	$5,241	$(43)	$50	$500	$5,748
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
The following table presents the internally assigned grades as of September 30, 2019, by type of loan (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$147,326	$23,355	$245,885	$70,590	$19,989	$40,481	$7,731	$34,378	$589,735
Watch	—	—	3,741	—	65	—	—	566	4,372
Special Mention	—	—	3,843	5,176	—	—	—	321	9,340
Substandard	4,762	3,496	1,159	80	352	—	54	1,645	11,548
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$152,088	$26,851	$254,628	$75,846	$20,406	$40,481	$7,785	$36,910	$614,995

Troubled debt restructurings ("TDRs"), which are accounted for under ASC 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. Once a TDR has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, we remove the TDR from nonperforming status. The Bank had $2.3 million in performing loans identified as TDRs at September 30, 2019, that were not classified as special mention or substandard.
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
The following table presents the recorded investment in nonaccrual loans as of September 30, 2019, and December 31, 2018, by type of loan (in thousands):

	September 30, 2019	December 31, 2018
One-to-four family	$2,075	$1,075
Home equity	487	360
Commercial and multifamily	353	534
Construction and land	80	123
Manufactured homes	271	214
Floating homes	—	—
Other consumer	—	—
Commercial business	170	235
Total	$3,436	$2,541

The following table presents the aging of the recorded investment in past due loans as of September 30, 2019, by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$148	$192	$1,791	$—	$2,131	$149,957	$152,088
Home equity	225	95	391	—	711	26,140	26,851
Commercial and multifamily	1,765	825	353	—	2,943	251,685	254,628
Construction and land	2,005	18	50	—	2,073	73,773	75,846
Manufactured homes	54	44	190	—	288	20,118	20,406
Floating homes	—	291	—	—	291	40,190	40,481
Other consumer	17	4	—	—	21	7,764	7,785
Commercial business	275	229	65	—	569	36,341	36,910
Total	$4,489	$1,698	$2,840	$—	$9,027	$605,968	$614,995

The following table presents the aging of the recorded investment in past due loans as of December 31, 2018, by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$1,362	$167	$514	$—	$2,043	$167,787	$169,830
Home equity	298	149	284	—	731	26,924	$27,655
Commercial and multifamily	139	—	353	—	492	252,152	$252,644
Construction and land	650	—	50	—	700	64,559	$65,259
Manufactured homes	78	129	199	—	406	19,739	$20,145
Floating homes	—	—	—	—	—	40,806	$40,806
Other consumer	11	5	—	—	16	6,612	$6,628
Commercial business	228	177	122	—	$527	38,277	$38,804
Total	$2,766	$627	$1,522	$—	$4,915	$616,856	$621,771
Nonperforming Loans.  Loans are considered nonperforming when they are placed on nonaccrual.
The following table presents the credit risk profile of our loan portfolio based on payment activity as of September 30, 2019, by type of loan (in thousands):

	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Performing	$150,013	$26,364	$254,275	$75,766	$20,135	$40,481	$7,785	$36,740	$611,559
Nonperforming	2,075	487	353	80	271	—	—	170	3,436
Total	$152,088	$26,851	$254,628	$75,846	$20,406	$40,481	$7,785	$36,910	$614,995

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
Impaired loans at September 30, 2019 and December 31, 2018, by type of loan were as follows (in thousands):

	September 30, 2019
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$5,677	$4,190	$1,356	$5,546	$212
Home equity	3,372	3,292	80	3,372	24
Commercial and multifamily	353	353	—	353	—
Construction and land	119	81	38	119	7
Manufactured homes	481	47	429	476	365
Floating homes	—	—	—	—	—
Other consumer	144	—	144	144	54
Commercial business	694	397	297	694	84
Total	$10,840	$8,360	$2,344	$10,704	$746

	December 31, 2018
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$2,894	$1,085	$1,675	$2,760	$228
Home equity	520	359	81	440	25
Commercial and multifamily	702	702	—	702	—
Construction and land	163	123	40	163	8
Manufactured homes	430	—	424	424	299
Other consumer	156	—	157	157	64
Commercial business	1,192	659	533	1,192	112
Total	$6,057	$2,928	$2,910	$5,838	$736

The average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2019 and 2018, respectively, by loan types follows (in thousands):

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to-four family	$4,011	$65	$4,826	$72
Home equity	1,998	14	807	10
Commercial and multifamily	501	—	3,204	46
Construction and land	121	1	1,305	86
Manufactured homes	462	14	386	11
Other consumer	150	2	163	2
Commercial business	694	—	2,338	69
Total	$7,937	$96	$13,029	$296

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to-four family	$3,831	$125	$5,594	$180
Home equity	1,302	23	926	25
Commercial and multifamily	1,022	8	2,487	134
Construction and land	273	3	1,313	93
Manufactured homes	460	31	405	27
Other consumer	157	6	179	7
Commercial business	1,103	20	1,942	125
Total	$8,148	$216	$12,846	$591
Forgone interest on nonaccrual loans was $165,000 and $24,000 for the nine months ended September 30, 2019 and 2018, respectively. There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual or impaired at September 30, 2019 and December 31, 2018.
Troubled debt restructurings.  Loans classified as TDRs totaled $7.5 million and $2.8 million at September 30, 2019 and December 31, 2018, respectively, and are included in impaired loans.  The Company has granted, in its TDRs, a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:
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
There were four loans totaling $5.1 million modified as TDRs during the three and nine months ended September 30, 2019. There were no TDR loans paid off during three months ended September 30, 2019, and three TDR loans totaling $145,000 paid off during the nine months ended September 30, 2019. There were four loans totaling $506,000 that were modified as TDRs and one TDRs loan of $16,000 paid off during the nine months ended September 30, 2018.

There were no post-modification changes for the unpaid principal balance in loans, net of partial charge-offs, that were recorded as a result of the TDRs for the three and nine months ended September 30, 2019 and 2018. There was one loan totaling $97,000 modified as a TDR for which there was a payment default within the first 12 months of modification during the three and nine months ended September 30, 2019. During the three and nine months ended September 30, 2018, there were no TDRs for which there was a payment default within the first 12 months of modification.
The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified into TDRs.
Note 5 – Fair Value Measurements
The Company determines the fair values of its financial instruments based on the requirements established in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions.  The Company’s fair values for financial instruments at September 30, 2019 were determined based on these requirements.
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
Loans Held-for-Sale - Residential mortgage loans held-for-sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At September 30, 2019 and December 31, 2018, loans held-for-sale were carried at cost, as no impairment was required.
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

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether or not recognized or recorded at fair value as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$58,873	$58,873	$58,873	$—	$—
Available-for-sale securities	7,841	7,841	—	7,841	—
Loans held-for-sale	1,644	1,644	—	1,644	—
Loans held-for-portfolio	607,285	610,825	—	—	610,825
Mortgage servicing rights	3,226	3,226	—	—	3,226
FHLB stock	1,358	1,358	—	1,358	—
FINANCIAL LIABILITIES:
Non-maturity deposits	367,137	367,137	—	367,137	—
Time deposits	242,484	245,878	—	245,878	—
Borrowings	12,450	12,450	—	12,450	—

	December 31, 2018		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$61,810	$61,810	$61,810	$—	$—
Available-for-sale securities	4,957	4,957	—	4,957	—
Loans held-for-sale	1,172	1,172	—	1,172	—
Loans held-for-portfolio	613,769	613,371	—	—	613,371
Mortgage servicing rights	3,414	3,414	—	—	3,414
FHLB stock	4,134	4,134	—	4,134	—
FINANCIAL LIABILITIES:
Non-maturity deposits	361,776	361,776	—	361,776	—
Time deposits	191,825	191,679	—	191,679	—
Borrowings	84,000	84,000	—	84,000	—

The following tables present the balance of assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

	Fair Value at September 30, 2019
Description	Total	Level 1	Level 2	Level 3
Treasury bills	$52	$52	$—	$—
Municipal bonds	3,383	—	3,383	—
Agency mortgage-backed securities	4,406	—	4,406	—
Mortgage servicing rights	3,226	—	—	3,226

	Fair Value at December 31, 2018
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$3,317	$—	$3,317	$—
Agency mortgage-backed securities	1,640	—	1,640	—
Mortgage servicing rights	3,414	—	—	3,414
The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018:

September 30, 2019
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	140%-648% (196%)
		Discount rate	12.5%-13.5% (12.5%)

December 31, 2018
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	80-515% (123%)
		Discount rate	12.5%-13.5% (12.5%)
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
There were no assets or liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2019 and September 30, 2018.

Mortgage servicing rights are measured at fair value using a significant unobservable input (Level 3) on a recurring basis - additional information is included in Note 6 – Mortgage Servicing Rights.

The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at September 30, 2019
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$1,069	$—	$—	$1,069
Impaired loans	10,704	—	—	10,704

	Fair Value at December 31, 2018
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$575	$—	$—	$575
Impaired loans	5,838	—	—	5,838
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at September 30, 2019 and December 31, 2018.
The following tables provide a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018:

September 30, 2019
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

Note 6 – Mortgage Servicing Rights
The Company’s mortgage servicing rights portfolio totaled $382.2 million at September 30, 2019 compared to $378.7 million at December 31, 2018. Of this total balance, the unpaid principal balance of loans serviced for Federal National Mortgage Association (“Fannie Mae”) at September 30, 2019 and December 31, 2018 were $366.7 million and $376.5 million, respectively.  The unpaid principal balance of loans serviced for other financial institutions at September 30, 2019 and December 31, 2018, totaled $15.6 million and $2.2 million, respectively. Loans serviced for others are not included in the Company’s financial statements as they are not assets of the Company.

A summary of the change in the balance of mortgage servicing assets during the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance, at fair value	$3,205	$3,582	$3,414	$3,426
Servicing rights that result from transfers and sale of financial assets	111	125	388	382
Changes in fair value:
Due to changes in model inputs or assumptions and other(1)	(90)	(260)	(576)	(361)
Ending balance, at fair value	$3,226	$3,447	$3,226	$3,447
(1) Represents changes due to collection/realization of expected cash flows and curtailments.

The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	September 30, 2019	December 31, 2018
Prepayment speed (Public Securities Association “PSA” model)	196%	123%
Weighted-average life	6.0 years	7.7 years
Discount rate	12.5%	12.5%
The amount of contractually specified servicing, late and ancillary fees earned on the mortgage servicing rights are included in mortgage servicing income on the Condensed Consolidated Statements of Income which were $259,000 and $756,000 for the three and nine months ended September 30, 2019, respectively, and $282,000 and $828,000 for the three and nine months ended September 30, 2018, respectively.
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
Note 8 – Borrowings and FHLB Stock
The Company utilizes a loan agreement with the FHLB of Des Moines. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial and multifamily loan portfolio based on the outstanding balance.  At September 30, 2019 and December 31, 2018, the amount available to borrow under this credit facility was $308.7 million and $321.5 million, respectively. At September 30, 2019, the credit facility was collateralized as follows:  one-to-four family mortgage loans with an advance equivalent of $106.6 million, commercial and multifamily mortgage loans with an advance equivalent of $111.1 million and home equity loans with an advance equivalent of $6.3 million. At December 31, 2018, the credit facility was collateralized as follows:  one-to-four family mortgage loans with an advance equivalent of $128.4 million, commercial and multifamily mortgage loans with an advance equivalent of $119.8 million and home equity loans with an advance equivalent of $6.3 million.  The Company had outstanding borrowings under this arrangement of $12.5 million and $84.0 million at September 30, 2019 and December 31, 2018, respectively. The weighted-average interest rate of our borrowings was 2.97% at September 30, 2019 and was 2.72% at December 31, 2018.  Additionally, the Company had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $19.0 million and $14.5 million at September 30, 2019 and December 31, 2018, respectively, to secure public deposits. The remaining amount available to borrow as of September 30, 2019 and December 31, 2018, was $192.6 million and $156.0 million, respectively.
As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances.  At September 30, 2019 and December 31, 2018, the Company had an investment of $1.4 million and $4.1 million, respectively, in FHLB of Des Moines stock.

The Company participates in the Federal Reserve Bank Borrower-in-Custody program, which gives the Company access to the discount window.  The terms of the program call for a pledge of specific assets.  The Company pledges commercial and consumer loans as collateral for this line of credit.  The Company had unused borrowing capacity of $39.4 million and $47.3 million and no outstanding borrowings under this program at September 30, 2019 and December 31, 2018, respectively.
The Company has access to an unsecured Fed Funds line of credit from Pacific Coast Banker’s Bank.  The line has a 1 year term maturing on June 30, 2020 and is renewable annually.  As of September 30, 2019, the amount available under this line of credit was $10.0 million.  There was no balance on this line of credit as of September 30, 2019 and December 31, 2018, respectively.
The Company has access to an unsecured Fed Funds line of credit from The Independent Bank.  As of September 30, 2019, the amount available under this line of credit was $10.0 million. The agreement may be terminated by either party.  There was no balance on this line of credit as of September 30, 2019 and December 31, 2018, respectively.

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
The following table summarizes the calculation of earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$1,548	$1,830	$4,809	$5,397
Weighted-average number of shares outstanding, basic	2,526	2,503	2,521	2,493
Effect of potentially dilutive common shares	52	67	51	72
Weighted-average number of shares outstanding, diluted	2,578	2,570	2,572	2,565
Earnings per share, basic	$0.61	$0.73	$1.90	$2.17
Earnings per share, diluted	$0.60	$0.71	$1.87	$2.10
There were no anti-dilutive securities for the three and nine months ended September 30, 2019 or the three and nine months ended September 30, 2018.
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
As of September 30, 2019, on an adjusted basis, awards for stock options totaling 274,301 shares and awards for restricted stock totaling 123,118 shares of Company common stock have been granted, net of any forfeitures, to participants in the Plans. Share-based compensation expense was $72,000 and $159,000 for the three and nine months ended September 30, 2019 and was $67,000 and $201,000 for the three and nine months ended September 30, 2018, respectively.

Stock Option Awards
All stock option awards granted under the 2008 Plan vest in 20 percent annual increments commencing one year from the grant date in accordance with the requirements of the 2008 Plan. The stock option awards granted to date under the 2013 Plan vest on the anniversary date of each grant date in equal annual installments of either two or five years as long as the award recipient remains in service to the Company.  All of the options granted under the 2008 Plan and the 2013 Plan are exercisable for a period of 10 years from the date of grant, subject to vesting. The following is a summary of the Company’s stock option award activity during the nine months ended September 30, 2019:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2019	133,176	$19.66	5.89	$1,716,306
Granted	12,425	33.50
Exercised	(11,772)	20.33
Outstanding at September 30, 2019	133,829	20.87	5.60	2,040,165
Exercisable	116,981	19.39	5.17	1,956,172
Expected to vest, assuming a 0% forfeiture rate over the vesting term	16,848	$31.13	8.57	$83,992
As of September 30, 2019, there was $90,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans.  The cost is expected to be recognized over the remaining weighted-average vesting period of less than 3.0 years.
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The fair value of options granted for the nine months ended September 30, 2019 and 2018 were determined using the following weighted-average assumptions as of the grant date.

	September 30, 2019	September 30, 2018
Annual dividend yield	1.72%	1.28%
Expected volatility	21.68%	22.99%
Risk-free interest rate	2.64%	2.20%
Expected term	6.50 years	6.50 years
Weighted-average grant date fair value per option granted	$7.24	$6.62

Restricted Stock Awards
The fair value of the restricted stock awards is equal to the fair value of the Company’s stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. The restricted stock awards granted under the 2008 Plan vest in 20% annual increments commencing one year from the grant date. The restricted stock awards granted to date under the 2013 Plan provide for immediate vesting and awards vest on the anniversary date of each of the grant date in equal annual installments of either three or five years commencing one year from the grant date.

The following is a summary of the Company’s non-vested restricted stock award activity during the nine months ended September 30, 2019:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-vested at January 1, 2019	858	$26.96
Granted	15,925	33.50
Vested	(3,549)	33.50
Non-Vested at September 30, 2019	13,234	$33.35	$36.11
Expected to vest assuming a 0% forfeiture rate over the vesting term	13,234	$33.35	$36.11
As of September 30, 2019, there was $365,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plans.  The cost is expected to be recognized over the weighted-average vesting period of 3.3 years.  The total fair value of shares vested for the nine months ended September 30, 2019 and 2018 was $365,000 and $239,000, respectively.
Employee Stock Ownership Plan
In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company which was paid in full in 2017.  In August 2012, in conjunction with the Company’s conversion to a full stock company from the mutual holding company structure, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company.  The loan is being repaid principally by the Bank through contributions to the ESOP over a period of ten years.  The interest rate on the loan is fixed at 2.25% per annum.  As of September 30, 2019, the remaining balance of the ESOP loan was $362,000.
Neither the loan balance nor the related interest expense is reflected on the condensed consolidated financial statements.
For the calendar year 2019, the ESOP was committed to release 11,340 shares of the Company’s common stock to participants and held 22,680 unallocated shares remaining to be released in future years. The fair value of the 165,467 restricted shares held by the ESOP trust was $6.0 million at September 30, 2019. ESOP compensation expense included in salaries and benefits was $168,000 and $504,000 for the three and nine months ended September 30, 2019 and was $172,000 and $518,000 for the three and nine months ended September 30, 2018, respectively.
Note 11 – Revenue from Contracts with Customers
All of the Company's revenue from contracts with customers in the scope of ASC 606 - Revenue from Contracts with Customers ("ASC 606") is recognized in Noninterest Income with the exception of the net loss on OREO and repossessed assets, which is included in Noninterest Expense. The following table presents the Company's sources of Noninterest Income for the three and nine months ended September 30, 2019 and 2018 (in thousands). Items outside of the scope of ASC 606 are noted as such.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Noninterest income:
Service charges and fee income
Account maintenance fees	$48	$46	$143	$146
Transaction-based and overdraft service charges	118	114	338	338
Debit/ATM interchange fees	264	242	728	694
Credit card interchange fees	7	10	21	32
Loan fees (a)	59	76	163	178
Other fees (a)	16	16	44	38
Total service charges and fee income	512	504	1,437	1,426
Earnings on cash surrender value of bank-owned life insurance (a)	81	149	267	308
Mortgage servicing income (a)	259	282	756	828
Fair value adjustment on mortgage servicing rights (a)	(90)	(260)	(576)	(381)
Net gain on sale of loans (a)	440	369	1,283	1,135
Other income (a)	—	490	—	490
Total noninterest income	$1,202	$1,534	$3,167	$3,806
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

Net loss on OREO and repossessed assets
We record a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed of trust. When the Bank finances the sale of other real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the other real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on sale, we adjust the transaction price and related gain or loss on sale if a significant financing component is present.  The

Company incurred expenses on our OREO properties of $1,000 and $11,000 for the three and nine months ended September 30, 2019, respectively and $11,000 and $62,000 for the three and nine months ended September 30, 2018, respectively, included in Noninterest Expense.
Note 12 – Leases
We have operating leases for branch locations, loan production offices, our corporate office and certain equipment. The lease term for our leases begins on the date we become legally obligated for the rent payments or we take possession of the building, whichever is earlier. Generally, our real estate leases have initial terms of three to 10 years and typically include one renewal option. Our leases have remaining lease terms of 1 year to 10 years. The operating leases generally contain renewal options and require us to pay property taxes and operating expenses for the properties.

The following table represents the consolidated statements of condition classification of the Company’s right of use assets and lease liabilities (in thousands):

September 30, 2019
Operating lease right-of-use assets	$7,896
Operating lease liabilities	$8,252

The following table represents the components of lease expense (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense
Office leases	$306	$916
Equipment leases	5	15
Sublease income	(3)	(9)
Net lease expense	$308	$922

The following table represents the maturity of lease liabilities:

	September 30, 2019
	Office leases	Equipment leases
Operating Lease Commitments
Remainder of 2019	$290	$5
2020	1,097	8
2021	1,042	—
2022	1,017	—
2023	989	—
Thereafter	4,865	—
Total lease payments	9,300	13
Less: Present value discount	1,061	—
Present value of lease liabilities	$8,239	$13

Lease term and discount rate by lease type consist of the following:

September 30, 2019
Weighted-average remaining lease term (in years):
Office leases	8.92
Equipment leases	0.67
Weighted-average discount rate (annualized):
Office leases	2.64%
Equipment leases	1.62%

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows
Office leases	$290	$808
Equipment leases	$5	$15

Note 13 – Subsequent Event
On October 25, 2019, the Board of Directors of the Company declared a quarterly cash dividend of $0.14 per common share, payable on November 21, 2019 to stockholders of record at the close of business on November 7, 2019.

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

•
results of examinations of Sound Financial Bancorp and Sound Community Bank by their regulators, including the possibility that the regulators may, among other things, require us to increase our allowance for loan losses or to write-

down assets, change Sound Community Bank's regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

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
Sound Community Bank’s deposits are insured up to applicable limits by the FDIC.  At September 30, 2019, Sound Financial Bancorp, on a consolidated basis, had assets of $715.3 million, net loans held-for-portfolio of $607.3 million, deposits of $609.6 million and stockholders’ equity of $76.0 million.  The shares of Sound Financial Bancorp are traded on NASDAQ

Capital Market under the symbol “SFBC.”  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121.
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
Comparison of Financial Condition at September 30, 2019 and December 31, 2018
General.   Total assets decreased $1.4 million, or 0.2%, to $715.3 million at September 30, 2019 from $716.7 million at December 31, 2018. The decrease was due to a lower balance of loans held-for-portfolio primarily as a result of a $16.2 million one-to-four family loan sale during the first quarter of 2019, combined with a decrease in cash and cash equivalents. Also contributing to the decrease was a decline in the amount of FHLB stock held as a result of reduced borrowing needs due to deposit growth, partially offset by higher available-for-sale securities and the capitalization of the right of use assets in accordance with our implementation of new lease accounting guidance during the year.
Cash and Securities.  Cash and cash equivalents decreased $2.9 million, or 4.8%, to $58.9 million at September 30, 2019 from $61.8 million at December 31, 2018. The decrease in total cash and cash equivalents, combined with our deposit growth was utilized to fund higher loan originations, purchases of investment securities and reduce FHLB borrowings during the third quarter of 2019. Available-for-sale securities, which consist of municipal bonds and agency mortgage-backed and US treasury securities increased $2.9 million, or 58.2%, to $7.8 million at September 30, 2019 from $5.0 million at December 31, 2018 as a result of investment securities purchased during the third quarter of 2019.
Loans.  Our loans held-for-portfolio, net, decreased $6.5 million, or 1.1%, to $607.3 million at September 30, 2019 from $613.8 million at December 31, 2018.

The following table reflects the changes in the loan mix of our loan portfolio at September 30, 2019, as compared to December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018	Amount Change	Percent Change
One-to-four family	$152,088	$169,830	$(17,742)	(10.4)%
Home equity	26,851	27,655	(804)	(2.9)
Commercial and multifamily	254,628	252,644	1,984	0.8
Construction and land	75,846	65,259	10,587	16.2
Manufactured homes	20,406	20,145	261	1.3
Floating homes	40,481	40,806	(325)	(0.8)
Other consumer	7,785	6,628	1,157	17.5
Commercial business	36,910	38,804	(1,894)	(4.9)
Deferred loan fees	(2,092)	(2,228)	136	(6.1)
Total loans held-for-portfolio, gross	$612,903	$619,543	$(6,640)	(1.1)%
The decrease in our loan portfolio at September 30, 2019, compared to December 31, 2018, was primarily a result of a $17.7 million, or 10.4% decrease in one-to-four family loans primarily due to a $16.2 million one-to-four family loan sale during the first quarter of 2019. In addition, commercial business loans decreased $1.9 million, or 4.9%, to $36.9 million from December 31, 2018. Partially offsetting these decreases were increases in construction and land loans of $10.6 million or 16.2%, to $75.8 million, in commercial and multifamily real estate loans of $2.0 million, or 0.8%, to $254.6 million and in other consumer loans of $1.2 million, or 17.5%, to $7.8 million from December 31, 2018. At September 30, 2019, our loan portfolio, net of deferred loan fees, remained well-diversified. Commercial and multifamily real estate loans accounted for approximately 41.4% of total loans and one-to-four family loans, including home equity loans accounted for approximately 29.1% of total loans and consumer loans, consisting of manufactured homes, floating homes, and other consumer loans accounted for approximately 11.2% of total loans at September 30, 2019. Construction and land loans accounted for approximately 12.3% of total loans and commercial business loans accounted for approximately 6.0% of total loans at September 30, 2019.
Mortgage Servicing Rights.  The fair value of mortgage servicing rights was $3.2 million at September 30, 2019, a decrease of $188,000 or 5.5% from December 31, 2018. We record mortgage servicing rights on loans sold to Fannie Mae with servicing retained and upon acquisition of a servicing portfolio. We stratify our capitalized mortgage servicing rights based upon the type, term and interest rates of the underlying loans. Mortgage servicing rights are carried at fair value. If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.
Nonperforming Assets.  At September 30, 2019, nonperforming assets totaled $4.5 million, or 0.63% of total assets, compared to $3.2 million, or 0.45% of total assets at December 31, 2018.
The table below sets forth the amounts and categories of nonperforming assets at the dates indicated (dollars in thousands):

	Nonperforming Assets
	September 30, 2019	December 31, 2018	Amount Change	Percent Change
Nonaccrual loans	$2,501	$2,541	$(40)	(1.6)%
Nonperforming TDRs	935	126	809	642.1
Total nonperforming loans	3,436	2,667	769	28.8
OREO and repossessed assets	1,069	575	494	85.9
Total nonperforming assets	$4,505	$3,242	$1,263	39.0%
Nonperforming loans increased $769,000, or 28.8%, to $3.4 million at September 30, 2019 from $2.7 million at December 31, 2018 due primarily to a $1.0 million increase in nonperforming one-to-four family loans. Nonperforming loans were 0.56% of total loans at September 30, 2019, compared to 0.43% of total loans at December 31, 2018.
OREO and repossessed assets were $1.1 million at September 30, 2019, compared to $575,000 at December 31, 2018. At September 30, 2019, OREO and repossessed assets consisted of two properties, a commercial building located in Clallam

County, Washington, which was acquired in 2015 as part of three branches purchased from another financial institution, and a single family residence, also located in Clallam County, which was classified as non-performing at December 31, 2018. The commercial OREO property is currently leased to a not-for-profit organization headquartered in our market area at a below market rate.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$5,370	$5,503	$5,774	$5,241
Charge-offs	(9)	(11)	(41)	(43)
Recoveries	7	6	35	50
Net (charge-offs)/recoveries	(2)	(5)	(6)	7
Provision (recapture) for loan losses during the period	250	250	(150)	500
Balance at end of period	$5,618	$5,748	$5,618	$5,748

Ratio of net (charge-offs)/recoveries during the period to average loans outstanding during the period	—%	—%	—%	—%

	September 30, 2019	December 31, 2018
Allowance as a percentage of nonperforming loans (end of period)	163.50%	216.50%
Allowance as a percentage of total loans (end of period)	0.91%	0.93%
Our allowance for loan losses decreased $156,000, or 2.7%, to $5.6 million at September 30, 2019, from $5.8 million at December 31, 2018. The overall decrease in the allowance for loan losses was due to a recapture from the allowance for loan losses of $150,000 for the first nine months ended September 30, 2019, primarily a result of a lower balance in the loans held-for-portfolio.
Specific loan loss reserves increased to $747,000 at September 30, 2019, compared to $736,000 at December 31, 2018, while general loan loss reserves decreased to $3.9 million at September 30, 2019, compared to $4.0 million at December 31, 2018 and the unallocated reserve decreased to $937,000 at September 30, 2019, compared to $1.0 million at December 31, 2018. The increase in specific loan loss reserves was primarily due to a $4.8 million increase in impaired loans since December 31, 2018. The decrease in the unallocated reserve was due to the lower balance on loans held-for-portfolio. Net charge-offs for the three and nine months ended September 30, 2019 were $2,000 and $6,000, respectively, compared to net charge-offs of $5,000 for the three months ended September 30, 2018 and net recoveries of $7,000 for the nine months ended September 30, 2018, respectively. At September 30, 2019, the allowance for loan losses as a percentage of total loans and nonperforming loans was 0.91% and 163.50%, respectively, compared to 0.93% and 216.50%, respectively, at December 31, 2018.
Deposits.  Total deposits increased $56.0 million, or 10.1%, to $609.6 million at September 30, 2019 from $553.6 million at December 31, 2018. The increase was primarily due to increases in certificates of deposit of $50.7 million, or 26.4%, to $242.5 million at September 30, 2019 from $191.8 million at December 31, 2018. We continued our efforts to increase noninterest-bearing demand deposits (including escrow accounts) which increased $7.1 million, or 7.4%, to $103.2 million from $96.1 million at December 31, 2018. Deposit growth allowed us to reduce our reliance on higher cost FHLB borrowings.

A summary of deposit accounts with the corresponding weighted-average cost of funds at the dates indicated is presented below (dollars in thousands):

	September 30, 2019		December 31, 2018
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$99,184	—%	$93,823	—%
Interest-bearing demand	159,102	0.54	164,919	0.47
Savings	56,560	0.34	54,102	0.29
Money market	48,323	0.49	46,689	0.24
Time deposits	242,484	2.20	191,825	1.58
Escrow (1)	3,968	—	2,243	—
Total deposits	$609,621	1.14%	$553,601	0.71%
(1) Escrow balances shown in noninterest-bearing deposits on the consolidated balance sheets.
Borrowings.  FHLB advances decreased $71.6 million, or 85.2%, to $12.5 million at September 30, 2019 from $84.0 million at December 31, 2018, as a result of reduced borrowing needs due to the increase in deposits, proceeds received from the one-to-four family loan sale during the first quarter of 2019 and a reduction in the loans held-for-portfolio, net.
Stockholders’ Equity.   Total stockholders’ equity increased $4.4 million, or 6.13%, to $76.0 million at September 30, 2019 from $71.6 million at December 31, 2018. This increase primarily reflects $4.8 million in net income for the nine months ended September 30, 2019, partially offset by the payment of cash dividends of $1.1 million to common stockholders during the nine months ended September 30, 2019.

Comparison of Results of Operation for the Three and Nine Months Ended September 30, 2019 and 2018
General.  Net income decreased $282,000, or 15.4%, to $1.5 million or $0.60 per diluted common share, for the three months ended September 30, 2019, compared to $1.8 million, or $0.71 per diluted common share, for the three months ended September 30, 2018. The primary reasons for the decrease in net income for the three months ended September 30, 2019, was an increase in interest expense of $517,000, combined with a decrease in noninterest income of $332,000, partially offset by an increase in interest income of $167,000 and a decrease of $350,000 in noninterest expense.
Net income decreased $588,000 to $4.8 million, or $1.87 per diluted common share, for the nine months ended September 30 2019, compared to $5.4 million, or $2.10 per diluted common share, for the same period in 2018. The primary reasons for the decrease in net income for the nine months ended September 30 2019 were increases in interest expense of $1.9 million and noninterest expense of $437,000, combined with a decrease in noninterest income of $639,000, partially offset by an increase in interest income of $1.6 million during the first nine months of 2019.
Interest Income.  Interest income increased $167,000, or 2.0%, to $8.4 million for the three months ended September 30, 2019, from $8.3 million for the three months ended September 30, 2018. Interest income on loans increased $164,000, or 2.1%, to $8.1 million for the three months ended September 30, 2019, from $7.9 million for the three months ended September 30, 2018. The increase primarily was a result of higher average loan yields reflecting higher market rates. The average loans held-for-portfolio balance was $585.8 million for the three months ended September 30, 2019, compared to $604.9 million for three months ended September 30, 2018. The weighted average yield on loans held-for-portfolio was 5.45% for three months ended September 30, 2019, up 27 basis points from 5.18% for the three months ended September 30, 2018. Interest income on the investment portfolio increased $3,000, or 0.8%, from the quarter ended September 30, 2018.
Interest income increased $1.6 million, or 6.8%, to $25.5 million for the nine months ended September 30, 2019, from $23.8 million for the nine months ended September 30, 2018. The increase was primarily a result of increased interest income on loans due to both higher average balances and loan yields. The average balance of loans held-for-portfolio increased $14.6 million, or 2.5%, to $591.9 million for the nine months ended September 30, 2019, compared to $577.3 million for the nine months ended September 30, 2018. The weighted-average yield on loans held-for-portfolio increased 15 basis points to 5.47% for the nine months ended September 30, 2019, from 5.32% for the nine months ended September 30, 2018. Interest income on the investment portfolio and cash and cash equivalents increased $331,000, or 37.3%, to $1.2 million during the nine months ended September 30, 2019, compared to the same period a year ago due to higher average balances as well as higher yields. The weighted-average yield on investments (including interest-bearing cash) was 2.57% for the nine months ended

September 30, 2019, compared to 2.12% for the nine months ended September 30, 2018. The average balance of investment portfolio, which included interest-bearing cash balances and available-for-sale securities increased $7.4 million, or 13.2%, compared to a year ago.
Interest Expense.  Interest expense increased $517,000, or 36.6%, to $1.9 million for the three months ended September 30, 2019, from $1.4 million for the three months ended September 30, 2018. Interest expense increased $1.9 million, or 52.8%, to $5.6 million for the nine months ended September 30, 2019, from $3.7 million for the nine months ended September 30, 2018. The increase for both periods was primarily due to the higher average balance and average interest rate paid on deposits, as well as an increase in cost of FHLB borrowings, partially offset by lower average balances in FHLB borrowings.
Interest expense on deposits increased $856,000, or 87.9%, to $1.8 million for the three months ended September 30, 2019, compared to the same period in 2018. Interest expense on deposits increased $2.3 million, or 84.5%, to $4.9 million for the nine months ended September 30, 2019, compared to the same period in 2018. The increase for both periods was primarily due to the higher average balance and average interest rate paid on deposits. Average deposits were $594.4 million and $579.7 million during the three and nine months ended September 30, 2019, respectively, compared to $544.4 million and $530.2 million during the three and nine months ended September 30, 2018, respectively. Our weighted average rate paid on deposits was 1.22% and 1.13% for the three and nine months ended September 30, 2019, respectively, compared to 0.71% and 0.67% for the three and nine months ended September 30, 2018, respectively.
Interest expense on FHLB borrowings decreased $339,000, or 77.2%, to $100,000 for the three months ended September 30, 2019 and decreased $319,000, or 32.1%, to $674,000 for the nine months ended September 30, 2019, compared to the comparable periods a year ago. Interest expense on FHLB borrowings decreased as a result of lower average outstanding balances during the three and nine months ended September 30, 2019, compared to the same periods in 2018 as we used the increase in our lower costing deposits to prepay higher costing FHLB borrowings. The cost of borrowings for the three and nine months ended September 30, 2019 was 4.65% and 3.13%, respectively, compared to 2.18% and 2.02% for the three and nine months ended September 30, 2018. Average FHLB borrowings were $8.5 million and $28.8 million during the three and nine months ended September 30, 2019, respectively, compared to $79.8 million and $65.8 million during the three and nine months ended September 30, 2018, respectively.
Net Interest Income.   Net interest income decreased $350,000, or 5.1%, to $6.5 million for the three months ended September 30, 2019, from $6.9 million for the three months ended September 30, 2018. The decrease for the three months ended September 30, 2019 was primarily a result of lower average loan balances combined with higher interest expense. Net interest income decreased $321,000 or 1.6%, to $19.9 million for the nine months ended September 30, 2019, compared to the same period a year ago. The decrease was primarily a result of higher interest expense due to increases in average balances and cost of deposits, partially offset by the increase in loan yields compared to a year ago. Our average yield on loans was 5.45% and 5.47% for the three and nine months ended September 30, 2019, respectively, compared to 5.18% and 5.32% for the three and nine months ended September 30, 2018, respectively. Our net interest margin was 3.95% and 4.04% for three and nine months ended September 30, 2019, respectively, compared to 4.07% and 4.23% for the three and nine months ended September 30, 2018, respectively. The decreases compared to the three and nine months periods one year ago were primarily due to higher funding costs as interest rates paid on interest-bearing liabilities increased more rapidly than yields earned on interest-earning assets.
Provision/(Recapture) for Loan Losses.  We establish provisions for loan losses, which are charged to earnings, based on our review of the level of the allowance for loan losses required to reflect management’s best estimate of the probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, peer group data, prevailing economic conditions, and current factors.  Large groups of smaller balance homogeneous loans, such as one- to four- family, small commercial and multifamily, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data.  Loan’s for which management has concerns about the borrowers’ ability to repay, are evaluated individually, and specific loss allocations are provided for these loans when necessary.
We recorded a provision for loan losses of $250,000 for the three months ended September 30, 2019 and recapture from the allowance for loan losses of $150,000 for the nine months ended September 30, 2019, respectively, compared to a provision for loan losses of $250,000 and $500,000 for the three and nine months ended September 30, 2018, respectively. The provision for the three months ended September 30, 2019 primarily reflects a $47.6 million increase in the amount of loans-held-for-portfolio at September 30, 2019 compared to the prior quarter end. The recapture in the nine months period in 2019 was primarily a result of the lower balance in loans held-for-portfolio. Net charge-offs were $2,000 and $6,000 for the three and nine months ended September 30, 2019, respectively, compared to net charge-offs of $5,000 for the three months ended September 30, 2018 and net recoveries of $7,000 for the and nine months ended September 30, 2018, respectively.
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
Noninterest Income.  Noninterest income decreased $332,000, or 21.6%, to $1.2 million for the three months ended September 30, 2019, as compared to $1.5 million for the three months ended September 30, 2018, as reflected below (dollars in thousands):

	Three Months Ended September 30,		Amount Change	Percent Change
	2019	2018
Service charges and fee income	$512	$504	$8	1.6%
Earnings on cash surrender value of BOLI	81	149	(68)	(45.6)
Mortgage servicing income	259	282	(23)	(8.2)
Fair value adjustment on mortgage servicing rights	(90)	(260)	170	(65.4)
Net gain on sale of loans	440	369	71	19.2
Other income	—	490	(490)	nm
Total noninterest income	$1,202	$1,534	$(332)	(21.6)%
The decrease in noninterest income during the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to one-time proceeds of $490,000 recognized in other income in the 2018 period from the gain on the sale of Visa B Shares, partially offset by a $170,000 increase in the mark-to-market adjustment on fair value of mortgage servicing rights and a $71,000 increase in the net gain on sale of loans.
Noninterest income decreased $639,000, or 16.8%, to $3.2 million for the nine months ended September 30 2019, as compared to $3.8 million for the nine months ended September 30, 2018, as reflected below (dollars in thousands):

	Nine Months Ended September 30,		Amount Change	Percent Change
	2019	2018
Service charges and fee income	$1,437	$1,426	$11	0.8%
Earnings on cash surrender value of BOLI	267	308	(41)	(13.3)
Mortgage servicing income	756	828	(72)	(8.7)
Fair value adjustment on mortgage servicing rights	(576)	(381)	(195)	51.2
Net gain on sale of loans	1,283	1,135	148	13.0
Other income		490	(490)	nm
Total noninterest income	$3,167	$3,806	$(639)	(16.8)%
The decrease in noninterest income during the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to one-time proceeds of $490,000 recognized during the nine months ended September 30, 2018 in other income from the gain on the sale of Visa B Shares, and a $195,000 decrease in the mark-to-market adjustment on fair value of mortgage servicing rights. The decrease was partially offset by a $148,000 increase in the net gain on sale of loans.

Noninterest Expense.  Noninterest expense decreased $350,000, or 6.0%, to $5.5 million during the three months ended September 30, 2019, compared to $5.9 million during the three months ended September 30, 2018, as reflected below (dollars in thousands):

	Three Months Ended September 30,		Amount Change	Percent Change
	2019	2018
Salaries and benefits	$3,075	$3,327	$(252)	(7.6)%
Operations	1,397	1,355	42	3.1
Regulatory assessments	(49)	136	(185)	(136.0)
Occupancy	509	588	(79)	(13.4)
Data processing	587	453	134	29.6
Net loss on OREO and repossessed assets	1	11	(10)	(90.9)
Total noninterest expense	$5,520	$5,870	$(350)	(6.0)%
The decrease in noninterest expense during the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to a $252,000 decrease in salaries and benefits and a $185,000 decrease in regulatory assessments as a result of the small bank credit awarded by the "FDIC" recognized during the three months ended September 30, 2019, partially offset by a $134,000 increase in data processing expense. Salaries and benefits decreased due to lower commissions as a result of lower loan originations in 2019 compared to 2018. Data processing expense increased due to an increase in software expenses during the three months ended September 30, 2019.
Noninterest expense increased $437,000, or 2.6%, to $17.1 million during the nine months ended September 30, 2019 as compared to $16.7 million during the nine months ended September 30, 2018, as reflected below (dollars in thousands):

	Nine Months Ended September 30,		Amount Change	Percent Change
	2019	2018
Salaries and benefits	$9,369	$9,523	$(154)	(1.6)%
Operations	4,481	3,793	688	18.1
Regulatory assessments	178	328	(150)	(45.7)
Occupancy	1,560	1,636	(76)	(4.6)
Data processing	1,547	1,367	180	13.2
Net loss on OREO and repossessed assets	11	62	(51)	(82.3)
Total noninterest expense	$17,146	$16,709	$437	2.6%
The increase in noninterest expense during the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to an increase of $688,000 in operations expense, combined with a $180,000 increase in data processing expense, partially offset by decreases in salaries and benefits and regulatory assessments expenses. Operations expense increased for the nine months ended September 30, 2019 compared to the same period a year ago, primarily due to increases in professional fees and marketing and advertising fees. Data processing expense increased due to an increase in software expenses.
The efficiency ratio for the quarter ended September 30, 2019 was 71.57%, compared to 69.91% for the quarter ended September 30, 2018 and was 74.46% for the nine months ended September 30, 2019, compared to 69.66% for the nine months ended September 30, 2018. The increase in the efficiency ratio was primarily due to higher interest expense on deposits.
Income Tax Expense.  For the three and nine months ended September 30, 2019, we incurred income tax expense of $395,000 and $1.2 million as compared to $445,000 and $1.4 million for the three and nine months ended September 30, 2018, respectively.  The effective tax rates for the three and nine months ended September 30, 2019 were 20.3% and 20.2%, respectively.  The effective tax rates for the three and nine months ended September 30, 2018 were 19.6% and 20.4%, respectively.

Liquidity
The Management Discussion and Analysis in Item 7 of the Company’s 2018 Form 10-K contains an overview of Sound Financial Bancorp’s and the Bank’s liquidity management, sources of liquidity and cash flows. This discussion updates that disclosure for the nine months ended September 30, 2019.
The Bank’s primary sources of funds are deposits, principal and interest payments on loans and borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank’s primary investing activity is loan originations. The Bank maintains liquidity levels it believes to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  At September 30, 2019, the Bank had $66.7 million in cash and investment securities available-for-sale and $1.6 million in loans held-for-sale generally available for its cash needs.  Also, at September 30, 2019, the Bank had the ability to borrow an additional $192.6 million in FHLB advances based on existing collateral pledged, and could access $39.4 million through the Federal Reserve’s Discount Window. At September 30, 2019, we also had available a total of $20.0 million in credit facilities with other financial institutions, with no balance outstanding. The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals and loan commitments.  At September 30, 2019, outstanding loan commitments, including unused lines and letters of credit totaled $111.7 million, including $54.0 million of undisbursed construction and land loans. Certificates of deposit scheduled to mature in one year or less at September 30, 2019, totaled $67.3 million. Based on our competitive pricing, we believe that a majority of maturing deposits will remain with the Bank.
Cash and cash equivalents decreased $2.9 million to $58.9 million as of September 30, 2019, from $61.8 million as of December 31, 2018. Net cash provided by operating activities was $7.2 million for the nine months ended September 30, 2019.  Net cash provided by investing activities totaled $3.2 million during the nine months ended September 30, 2019 and consisted primarily of a decrease in net loans. The $13.4 million of net cash used in financing activities during the nine months ended September 30, 2019 was primarily the result of $71.6 million net decrease in FHLB advances, partially offset by an increase of $56.0 million in deposits.
As a separate legal entity from the Bank, the Company must provide for its own liquidity.  At September 30, 2019, the Company, on an unconsolidated basis, had $3.1 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs. The Company’s principal source of liquidity is dividends and ESOP loan repayments from the Bank.
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
A summary of our off-balance sheet loan commitments at September 30, 2019, is as follows (in thousands):

September 30, 2019
Commitments to make loans	$15,822
Unfunded construction commitments	54,020
Unused lines of credit	40,636
Irrevocable letters of credit	1,240
Total loan commitments	$111,718
Capital
Sound Community Bank is subject to minimum capital requirements imposed by regulations of the FDIC.  Capital adequacy requirements are quantitative measures established by regulation that require Sound Community Bank to maintain minimum amounts and ratios of capital.
Based on its capital levels at September 30, 2019, Sound Community Bank exceeded all regulatory capital requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a “well-capitalized” status under the regulatory capital categories of the FDIC. Based on capital levels at September 30, 2019, Sound Community Bank was considered to be well-capitalized under applicable regulatory requirements.  Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank’s “well-capitalized” status.
The actual regulatory capital amounts and ratios calculated for Sound Community Bank at September 30, 2019, were as follows (dollars in thousands):

	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital to average assets	$71,887	10.36%	$27,748	4.0%	$34,685	5.0%
Common Equity Tier 1 (“CET1”) risk-based capital ratio	71,887	10.76	30,053	4.5	43,410	6.5
Tier 1 Capital to risk-weighted assets	71,887	10.76	40,071	6.0	53,428	8.0
Total Capital to risk-weighted assets	$77,826	11.65%	53,428	8.0%	66,784	10.0%

The actual regulatory capital amounts and ratios calculated for Sound Community Bank at December 31, 2018, were as follows (dollars in thousands):

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital to average total adjusted assets	$69,685	9.73%	$28,659	4.0%	$35,824	5.0%
Common Equity Tier 1 to risk-weighted assets	69,685	11.76	26,665	4.5	38,516	6.5
Tier 1 Capital to risk-weighted assets	69,685	11.76	35,553	6.0	47,404	8.0
Total Capital to risk-weighted assets	$75,874	12.80%	$47,404	8.0%	$59,255	10.0%

Pursuant to the capital regulations of the FDIC and the other federal banking agencies, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At September 30, 2019, the Bank’s CET1 capital exceeded the required capital conservation buffer.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at September 30, 2019, Sound Financial Bancorp would have exceeded all regulatory capital requirements.  The estimated regulatory capital ratios calculated for Sound Financial Bancorp as of September 30, 2019 were 10.80% for Tier 1 leverage-based capital, 11.21% for both Common Equity Tier 1 risk-based capital, Tier 1 Capital to risk-based assets and 12.10% for total risk-based capital.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company provided information about market risk in Item 7A of its 2018 Form 10-K.  There have been no material changes in our market risk since our 2018 Form 10-K.

Item 4.     Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”)), as of September 30, 2019, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and several other members of the Company’s senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of September, 2019, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the nine months ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2    Unregistered Sales of Equity Securities and use of Proceeds
(a)    Not applicable
(b)Not applicable

(c)	The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended September 30, 2019:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximated dollar value of shares that may yet be purchased under the plans or programs (2)
July 1, 2019	—	$—	—	$1,750,000
August 1, 2019	1,032	35.71	—	1,750,000
September 1, 2019	—	—	—	1,750,000
Total	1,032	$35.71	—	$1,750,000
(1) Reflects shares of previously owned Company common stock surrendered to the Company by the option holder as payment of the exercise price of their incentive stock options.
(2) The Company may repurchase shares of its common stock from time-to-time in open market transactions. The timing, volume and price of purchases are made at our discretion, and are contingent upon our overall financial condition, as well as general market conditions. In July 2019, Company’s Board of Directors extended the existing stock repurchase program until the earlier of the completion of the repurchase program or February 5, 2020. Under this repurchase program, the Company may repurchase its outstanding shares in the open market in an amount up to $1,750,000, based on prevailing market prices, or in privately negotiated transactions.

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
101
The following financial statements from the Sound Financial Bancorp, Inc. Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of equity (v) condensed consolidated statements of cash flows and (vi) the notes to condensed consolidated financial statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: November 8, 2019	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President/Chief Executive Officer
(Principal Executive Officer)

Sound Financial Bancorp, Inc.

Date: November 8, 2019	By:	/s/ Daphne D. Kelley
Daphne D. Kelley
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)