Form 10-K
period 2019-12-31
Sound Financial Bancorp, Inc.
filed 2020-03-12
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

COMMISSION FILE NUMBER 001-35633
Sound Financial Bancorp, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland	45-5188530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 3rd Avenue, Suite 150, Seattle Washington	98121
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (206) 448-0884

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.01 per share	SFBC	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $74.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of March 10, 2020, there were 2,584,787 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K – Portions of the Registrant's Proxy Statement for its 2020 Annual Meeting of Stockholders.

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

•	our ability to access cost-effective funding;

•	our ability to control operating costs and expenses;

•	secondary market conditions for loans and our ability to sell loans in the secondary market;

•	fluctuations in interest rates;

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

•
legislative or regulatory changes such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and its implementing regulations that adversely affect our business, and the availability of resources to address such changes;

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
Sound Community Bank's deposits are insured up to applicable limits by the FDIC.  At December 31, 2019, Sound Financial Bancorp had total consolidated assets of $719.9 million, including $619.9 million of loans held for portfolio, deposits of $616.7 million and stockholders' equity of $77.7 million.  The shares of Sound Financial Bancorp are traded on The NASDAQ Capital Market under the symbol "SFBC."  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121 and our telephone number is 206-448-0884.
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

Market Area
We serve the Seattle Metropolitan Statistical Area ("MSA"), which includes King County (which includes the city of Seattle), Pierce County and Snohomish County within the Puget Sound region, and also serve Clallam and Jefferson Counties, on the North Olympic Peninsula of Washington.  We serve these markets through our headquarters in Seattle, eight branch offices, five of which are located in the Seattle MSA, two that are located in Clallam County and one that is located in Jefferson County. We also have two loan production offices, one located in the Madison Park neighborhood of Seattle and one located in Sequim.  Based on the most recent branch deposit data provided by the FDIC, our share of deposits was approximately 0.12% in King County, approximately 0.46% in Pierce County and in Snohomish County approximately 0.34%.  In Clallam County and Jefferson County, we have approximately 17.7% and 7.8%, respectively, of the deposits in those markets.  See "- Competition."

Our market area includes a diverse population of management, professional and sales personnel, office employees, health care workers, manufacturing and transportation workers, service industry workers and government employees, as well as retired and self-employed individuals. The population has a skilled work force with a wide range of education levels and ethnic backgrounds. Major employment sectors include information and communications technology, financial services, aerospace, military, manufacturing, maritime, biotechnology, education, health and social services, retail trades, transportation and professional services. The largest employers headquartered in our market area include U.S. Joint Base Lewis-McChord, Navy Region Northwest, Microsoft, University of Washington, and Providence Health. Other significant employers include Costco, Boeing, Nordstrom, Amazon.com, Starbucks, Alaska Air Group and Weyerhaeuser.

Economic conditions in our markets continue to improve over the last year.  Recent trends in housing prices and unemployment rates in our market areas reflect continuing improvement. For the month of December 2019, the preliminary Seattle metropolitan statistical area (MSA) reported an unemployment rate of 2.9%, as compared to the national average of 3.5%, according to the latest available information from the Bureau of Labor Statistics.  Home prices in our markets also improved over the past year.  Based on information from Case-Shiller, the average home price in the Seattle MSA increased 2.5% in 2019. This compares to the national average home price index increase in 2019 of 3.3%.

King County has the largest population of any county in the state of Washington with approximately 2.2 million residents and a median household income of approximately $88,000. Based on information from the Northwest Multiple Listing Service ("MLS"), the median home sales price in King County in December 2019 was $615,000, a 3.02% increase from December 2018's median home sales price of $597,000.

Pierce County has approximately 891,000 residents and a median household income of approximately $64,000. Based on information from the MLS, the median home sales price in Pierce County in December 2019 was $369,000, an 8.6% increase from December 2018's median home sales price of $340,000.

Snohomish County has approximately 805,000 residents and a median household income of approximately $80,000. Based on information from the MLS, the median home sales price in Snohomish County as of December 2019 was $495,000, an 8.8% increase from December 2018's median home sales price of $455,000.

Clallam County, with a population of approximately 77,000, has a median household income of approximately $62,000. The economy of Clallam County is primarily manufacturing and shipping. The Sequim Dungeness Valley continues to be a growing retirement location. Based on information from the MLS, the median home sales price in Clallam County in December 2019 was $309,000, an 14.4% increase from December 2018's median home sales price of $270,000.

Jefferson County, with a population of approximately 32,000, has a median household income of approximately $52,000. Based on information from the MLS, the average home sales price in Jefferson County as of December 2019 was $375,000, an 11.8% increase from December 2018's median home sales price of $335,000.

Lending Activities
The following table presents information concerning the composition of our loan portfolio, excluding loans held-for-sale, by the type of loan for the dates indicated (dollars in thousands):

	December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
One- to four-family	$149,393	24.0%	$169,830	27.3%	$157,417	28.5%	$152,386	30.3%	$141,125	30.5%
Home equity	23,845	3.8%	27,655	4.4%	28,379	5.2	27,771	5.5	31,573	6.9
Commercial and multifamily	261,268	42.0%	252,644	40.6%	211,269	38.4	181,004	36.1	175,312	38.0
Construction and land	75,756	12.2%	65,259	10.6%	61,482	11.2	70,915	14.1	57,043	12.4
Total real estate loans	510,262	82.0%	515,388	82.9%	458,547	83.3	432,076	86.0	405,053	87.8
Consumer loans:
Manufactured homes	20,613	3.3%	20,145	3.2%	17,111	3.1	15,494	3.1	13,798	3.0
Floating homes	43,799	7.1%	40,806	6.6%	29,120	5.3	23,996	4.8	18,226	4.0
Other consumer	8,302	1.3%	6,628	1.1%	4,902	0.9	3,932	0.8	4,804	1.0
Total consumer loans	72,714	11.7%	67,579	10.9%	51,133	9.3	43,422	8.7	36,828	8.0
Commercial business loans	38,931	6.3%	38,804	6.2%	40,829	7.4	26,331	5.3	19,295	4.2
Total loans	621,907	100.0%	621,771	100.0%	550,509	100.0%	501,829	100.0%	461,176	100.0%
Less:
Deferred fees and discounts	(2,020)		(2,228)		(1,914)		(1,828)		(1,707)
Allowance for loan losses	(5,640)		(5,774)		(5,241)		(4,822)		(4,636)
Total loans, net	$614,247		$613,769		$543,354		$495,179		$454,833

The following table shows the composition of our loan portfolio in dollar amounts and in percentages by fixed and adjustable rate loans for the dates indicated (dollars in thousands):

	December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed-rate loans:
Real estate loans:
One-to-four family	$79,304	12.8%	$94,237	15.2%	$117,590	21.3%	$142,537	28.4%	$129,762	28.1%
Home equity	12,505	2.0	11,052	1.8%	11,373	2.1	9,102	1.8	11,042	2.4
Commercial and multifamily	106,161	17.1	102,907	16.5%	89,094	16.2	77,285	15.4	92,205	20.0
Construction and land	43,193	6.9	51,259	8.2%	57,247	10.4	69,398	13.9	51,572	11.2
Total real estate loans	241,163	38.8	259,455	41.7%	275,304	50.0	298,322	59.5	284,581	61.7
Manufactured homes	20,613	3.3	20,145	3.2%	17,111	3.1	15,494	3.1	13,798	3.0
Floating homes	34,539	5.6	40,806	6.6%	29,120	5.3	23,996	4.8	18,226	4.0
Other consumer	7,777	1.3	6,090	1.0%	4,316	0.8	3,297	0.6	4,082	0.9
Commercial business	7,411	1.2	9,705	1.6%	16,889	3.1	12,581	2.5	9,392	2.0
Total fixed-rate loans	311,503	50.2	336,201	54.1%	342,740	62.3	353,690	70.5	330,079	71.6
Adjustable- rate loans:
Real estate loans:
One-to-four family	70,089	11.3	75,593	12.2%	39,827	7.2	9,849	2.0	11,363	2.5
Home equity	11,340	1.8	16,603	2.7%	17,007	3.1	18,669	3.7	20,531	4.4
Commercial and multifamily	155,107	24.8	149,737	24.0	122,175	22.2	103,719	20.7	83,107	18.0
Construction and land	32,563	5.2	14,000	2.3	4,235	0.8	1,517	0.3	5,471	1.2
Total real estate loans	269,099	43.1	255,933	41.2	183,244	33.3	133,754	26.7	120,472	26.1
Floating homes	9,260	1.5	—	—	—	—	—	—	—	—
Other consumer	525	0.1	538	0.1	585	0.1	635	0.1	722	0.2
Commercial business	31,520	5.1	29,099	4.6	23,940	4.3	13,750	2.7	9,903	2.1
Total adjustable-rate loans	310,404	49.8	285,570	45.9	207,769	37.7	148,139	29.5	131,097	28.4
Total loans	621,907	100.0%	621,771	100.0%	550,509	100.0%	501,829	100.0%	461,176	100.0%
Less:
Deferred fees and discounts	(2,020)		(2,228)		(1,914)		(1,828)		(1,707)
Allowance for loan losses	(5,640)		(5,774)		(5,241)		(4,822)		(4,636)
Total loans, net	$614,247		$613,769		$543,354		$495,179		$454,833

As of December 31, 2019 and 2018, we had floating or variable rate loans totaling $310.4 million and $285.6 million, respectively. As of December 31, 2019, a total of $170.0 million have interest rate floors, of which $67.2 million are at their floors.

The following table illustrates the contractual maturity of our construction and land and commercial business loans at December 31, 2019 (dollars in thousands). Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The total amount of loans due after December 31, 2020, which have predetermined interest rates, is $14.1 million, while the total amount of loans due after such date, which have floating or adjustable interest rates, is $36.7 million. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Construction and Land		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2020 (1)	$50,899	6.01%	$12,938	5.24%	$63,837	5.85%
2021 to 2024	21,782	6.30	18,045	5.17	$39,827	5.79
2025 and thereafter	3,075	6.28	7,948	5.66	$11,023	5.83
Total (2)	$75,756	6.10%	$38,931	5.29%	$114,687	5.83%

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

(2)	Excludes deferred fees of $494,000.
Lending Authority . Our President and Chief Executive Officer ("CEO") may approve unsecured loans up to $1.0 million and all types of secured loans up to 30% of our legal lending limit, or approximately $4.8 million as of December 31, 2019. Our Executive Vice President and Chief Credit Officer ("CCO") may approve unsecured loans up to $400,000 and secured loans up to 15% of our legal lending limit, or approximately $2.4 million as of December 31, 2019. Any loans over the CEO's lending authority or loans significantly outside our general underwriting guidelines must be approved by the Loan Committee consisting of four independent directors, the CEO and the CCO. Lending authority is also granted to certain other lending staff at lower amounts. The Chief Banking Offer has lending authority of up to 7.5% of our legal lending limit for real estate and other secured loans, and $50,000 for unsecured loans.
Largest Borrowing Relationships . At December 31, 2019, the maximum amount under federal law that we could lend to any one borrower and the borrower's related entities was approximately $15.5 million. Our five largest relationships totaled $55.6 million in the aggregate, or 8.9% of our $621.9 million total loan portfolio, at December 31, 2019.  At December 31, 2019, the largest lending relationship totaled $13.0 million consisting of an $8.5 million loan to a business and a $4.5 million loan to an individual, both collateralized by separate multifamily real estate properties. The second largest relationship consisted of two loans to businesses both collateralized by two separate multifamily real estate properties and totaled $11.4 million. The third largest relationship totaled $11.2 million consisting of two loans to businesses and a loan and line of credit to an individual, all collateralized by separate multifamily real estate properties. The fourth and fifth largest relationships consisted of a $10.0 million line of credit loan participation to a third party loan originator secured by an assignment of promissory notes from their borrowers for construction projects, and two lines of credit loan participations totaling $10.0 million to third party loan originators with common ownership, collateralized by an assignment of promissory notes from their borrowers for construction projects. These top five borrowers had unused commitments totaling $17.7 million at December 31, 2019. At December 31, 2019, we had five other lending relationships that exceeded $6.3 million. All of the foregoing loans were performing in accordance with their repayment terms as of December 31, 2019.
One- to-Four Family Real Estate Lending. One of our primary lending activities is the origination of loans secured by first mortgages on one- to four-family residences, substantially all of which are secured by property located in our geographic lending area. We originate both fixed-rate and adjustable-rate loans. During 2019, our fixed rate, one-to-four family loan originations increased $36.5 million, or 53.8% to $104.3 million compared to $67.8 million in 2018, while one-to-four family adjustable rate mortgage ("ARM") loan originations decreased $20.1 million, or 44.9% to $24.6 million compared to $44.7 million in 2018. In 2019, we identified demand in the marketplace for one-to-four family, residential fixed rate mortgage loans, especially jumbo loans (loans above $484,400, the conforming Fannie Mae limit in our market area). In 2019, the average loan amount was $579,000 for adjustable rate, one-to-four family mortgages.
Most of our loans are underwritten using generally-accepted secondary market underwriting guidelines.  A portion of the one- to four-family loans we originate are retained in our portfolio and the remaining loans are sold into the secondary market to Fannie Mae or other private investors.  Loans that are sold into the secondary market to Fannie Mae are sold with the servicing retained to maintain the client relationship and to generate noninterest income. We also originate a small portion of government guaranteed and jumbo loans for sale servicing released to certain correspondent purchasers. The sale of mortgage loans provides a source of non-interest income through the gain on sale, reduces our interest rate risk, provides a stream of servicing income, enhances liquidity and enables us to originate more loans at our current capital level than if we held the loans in our loan portfolio. Our pricing strategy for mortgage loans includes establishing interest rates that are competitive with other financial institutions and consistent with our internal asset and liability management objectives. At December 31, 2019, one-to-four family residential mortgage loans (excluding loans held-for-sale) totaled $149.4 million, or 24.0%, of our gross loan portfolio, of which $79.3 million were fixed-rate loans and $70.0 million were ARM loans, compared to $169.8 million (excluding loans held-for-sale), or 27.3 % of our gross loan portfolio as of December 31, 2018, of which $94.2 million were fixed-rate loans and $75.6 million were ARM loans.
Substantially all of the one- to four-family residential mortgage loans we retain in our portfolio consist of loans that do not satisfy acreage limits, income, credit, conforming loan limits (i.e., jumbo mortgages) or various other requirements imposed by Fannie Mae or private investors. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Fannie Mae credit requirements because of personal and financial reasons (i.e., bankruptcy, length of time employed, etc.), and other aspects, which do not conform to Fannie Mae's guidelines. Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy the needs of borrowers in our market area. As a result, subject to market conditions, we intend to continue to originate these types of loans. We also retain jumbo loans which exceed the conforming loan limits and therefore, are not eligible to be purchased by Fannie Mae. At December 31, 2019, $91.7 million or 61.0 % of our one-to-four family loan portfolio consisted of jumbo loans.
We generally underwrite our one- to four-family loans based on the applicant's employment and credit history and the appraised value of the subject property. We generally lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family first mortgage loans and non-owner occupied first mortgage loans. For first mortgage loans with a loan-to-value ratio in excess of 80%, we may require private mortgage insurance or other credit enhancement to help mitigate the risk. Properties securing our one- to four-family loans are typically appraised by independent fee appraisers who are selected in accordance with criteria approved by the Loan Committee. For loans that are less than $250,000, we may use an automated valuation model, in lieu of an appraisal. We require title insurance policies on all first mortgage real estate loans originated. Homeowners, liability, fire and, if required, flood insurance policies are also required for one-to-four family loans. Our real estate loans generally contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. The average balance of our one- to four-family residential loans was approximately $313,000 at December 31, 2019.
Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years.  All of these loans are fully amortizing, with payments due monthly. Our portfolio of fixed-rate loans also includes $4.6 million of loans with an initial seven year term and a 30-year amortization period with a borrower refinancing option at a fixed rate at the end of the initial term as long as the loan has met certain performance criteria. In addition, we had $14.5 million one- to four- family loans with a five-year call option at December 31, 2019. Prior to 2012, we originated for portfolio five and seven year balloon reset loans (which are loans that are originated with a fixed interest rate for the initial five or seven years, and thereafter incur one interest rate change based on current market interest rates in which the new rate remains in effect for the remainder of the loan term) based on a 30-year amortization period.
ARM loans are offered with annual adjustments and life-time rate caps that vary based on the product, generally with a maximum annual rate change of 2.0% and a maximum overall rate change of 6.0%. We generally use the rate on one-year LIBOR to re-price our ARM loans, however, $7.9 million of our ARM loans are to employees and directors that re-price annually based on a margin of 1%-1.50% over our average 12 month cost of funds. As a consequence of using caps, the interest rates on ARM loans may not be as rate sensitive as our cost of funds. Furthermore, because loan indexes may not respond perfectly to changes in market interest rates, upward adjustments on loans may occur more slowly than increases in our cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates. Because of these characteristics, future yields on ARM loans may not be sufficient to offset increases in our cost of funds.
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
At December 31, 2019, $20.7 million, or 13.9% of our one-to-four family residential portfolio consisted of non-owner occupied loans, compared to $50.2 million, or 29.6% of our one-to-four family residential portfolio at December 31, 2018. At December 31, 2019, our average non-owner occupied residential loan had a balance of  $284,000. Loans secured by rental properties represent potentially higher risk. As a result, we adhere to more stringent underwriting guidelines which may include, but are not limited to, annual financial statements, a budget factoring in a rental income cash flow analysis of the borrower as well as the net operating income of the property, information concerning the borrower’s expertise, credit history and profitability, and the value of the underlying property. In addition, these loans are generally secured by a first mortgage on the underlying collateral property along with an assignment of rents and leases. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties may depend primarily on the tenants’ continuing ability to pay rent to the property owner, the character of the borrower or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, successful operation and management of non-owner occupied properties, including property maintenance standards, may affect repayment. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the borrower has multiple rental property loans with us, the loans are typically not cross collateralized.

In 2016, in order to enable individuals to secure the purchase of a new residence before selling their existing residence, we commenced a loan program designed to allow borrowers to access the equity in their current residence to apply towards the purchase of a new residence. The loan or loans to purchase the new residence are generally originated in an amount in excess of $1.0 million and secured by the borrowers existing and/or new residences, with a maximum combined LTV of up to 80%. These loans provide for repayment upon the earlier of the sale of the current residence or the loan maturity date, which is typically up to 12 months. Upon the sale of the borrower's current residence, we may refinance the new residence using our traditional jumbo mortgage loan underwriting guidelines. During 2019, we originated $14.6 million of loans under this program, compared to $4.9 million in 2018. At December 31, 2019, we had $12.0 million of these interest only residential loans in our one- to four-family residential mortgage loan portfolio.
The primary focus of our underwriting guidelines for interest only residential loans is on the value of the collateral rather than the ability of the borrower to repay the loan. As a result, this type of lending exposes us to an increased risk of loss due to the larger loan balance and our inability to sell them to Fannie Mae, similar to the risks associated with jumbo one- to four-family residential loans. In addition, a decline in residential real estate values resulting from a downturn in the Washington housing market may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers' default on their loans.
Home Equity Lending. We originate home equity loans that consist of fixed-rate fully amortizing loans and variable-rate lines of credit. We typically originate home equity loans in amounts of up to 90% of the value of the collateral, minus any senior liens on the property; however, prior to 2010 we originated home equity loans in amounts of up to 100% of the value of the collateral, minus any senior liens on the property. Home equity lines of credit are typically originated for up to $250,000 with an adjustable rate of interest, based on the one-year Treasury Bill rate or the Wall Street Journal Prime rate, plus a margin. Home equity lines of credit generally have a three, five or 12 year draw period, during which time the funds may be paid down and redrawn up to the committed amount. Once the draw period has lapsed, the payment is amortized over either a 12, 19 or 21 year period based on the loan balance at that time. We charge a $50 annual fee on each home equity line of credit and require monthly interest-only payments on the entire amount drawn during the draw period. At December 31, 2019, home equity loans totaled $23.8 million, or 3.8% of our total loan portfolio, compared to $27.7 million, or 4.4% of our total loan portfolio at December 31, 2018. Adjustable-rate home equity lines of credit at December 31, 2019 totaled $11.3 million, or 1.8 % of our total loan portfolio, compared to $16.6 million, or 2.7 % of our total loan portfolio as of December 31, 2018. At December 31, 2019, unfunded commitments on home equity lines of credit totaled $13.4 million.
Our fixed-rate home equity loans generally have terms of up to 15 years and are fully amortizing. At December 31, 2019, fixed-rate home equity loans totaled $12.5 million, or 2.0% of our gross loan portfolio, compared to $11.1 million, or 1.8% of our total loan portfolio as of December 31, 2018.
Commercial and Multifamily Real Estate Lending. We offer a variety of commercial and multifamily real estate loans. Most of these loans are secured by owner-occupied and non-owner-occupied commercial income producing properties, multifamily apartment buildings, warehouses, office buildings, gas station/convenience stores and mobile home parks located in our market area. At December 31, 2019, commercial and multifamily real estate loans totaled $261.3 million, or 42.0% of our total loan portfolio, compared to $252.6 million, or 40.6 % of our total loan portfolio as of December 31, 2018.

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
Historically, loans secured by commercial and multifamily properties generally involve different credit risks than one- to four-family properties. These loans typically involve larger balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial and multifamily properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. Repayments of loans secured by non-owner occupied properties depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired. Commercial and multifamily real estate loans also expose a lender to greater credit risk than loans secured by one-to-four family because the collateral securing these loans typically cannot be sold as easily as one-to-four family. In addition, most of our commercial and multifamily real estate loans are not fully amortizing and include balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. The largest single commercial and multifamily real estate loan at December 31, 2019, totaled $7.3 million and is collateralized by multifamily property. At December 31, 2019, this loan was performing in accordance with its repayment terms.
The following table provides information on commercial and multifamily real estate loans by type at December 31, 2019 and 2018 (dollars in thousands):

	2019		2018
	Amount	Percent	Amount	Percent
Multifamily residential	$73,891	28.3%	$86,307	34.1
Owner-occupied commercial real estate retail	7,051	2.7	9,031	3.6
Owner-occupied commercial real estate office buildings	19,859	7.6	20,262	8.0
Owner-occupied commercial real estate other (1)	16,857	6.5	19,851	7.9
Non-owner occupied commercial real estate retail	11,324	4.3	9,057	3.6
Non-owner occupied commercial real estate office buildings	11,267	4.3	14,202	5.6
Non-owner occupied commercial real estate other (1)	82,488	31.6	64,590	25.6
Warehouses	15,524	5.9	12,818	5.1
Gas station/Convenience store	13,933	5.3	8,835	3.5
Mobile Home Parks	9,074	3.5	7,691	3.0
Total	$261,268	100.0%	$252,644	100.0%

(1)	Other commercial real estate loans include schools, churches, storage facilities, restaurants, etc.
Construction and Land Lending. We originate construction loans secured by single-family residences and commercial and multifamily real estate. We also originate land acquisition and development loans, which are secured by raw land or developed lots on which the borrower intends to build a residence. At December 31, 2019, our construction and land loans totaled $75.8 million, or 12.2% of our total loan portfolio, compared to $65.3 million, or 10.6 % of our total loan portfolio at December 31, 2018. At December 31, 2019, unfunded construction loan commitments totaled $40.2 million.
Construction loans to individuals and contractors for the construction of personal residences, including speculative residential construction, totaled $27.1 million, or 35.7%, of our construction and land portfolio at December 31, 2019. In addition to custom home construction loans to individuals, we originate loans that are termed "speculative" which are those loans where the builder does not have, at the time of loan origination, a signed contract with a buyer for the home or lot who has a commitment for permanent financing with either us or another lender. At December 31, 2019, construction loans to contractors for homes that were considered speculative totaled $14.9 million, or 19.6%, of our construction and land portfolio. The composition of, and location of underlying collateral securing, our construction and land loan portfolio, excluding loan commitments, at December 31, 2019 was as follows (in thousands):

	Puget Sound	Olympic Peninsula	Other	Total
Commercial and multifamily construction	$31,079	$—	$8,728	$39,807
Speculative residential construction	13,062	773	1,027	14,862
Land acquisition and development and lot loans	1,513	530	38	2,081
Residential lot loans	2,920	2,806	1,084	6,810
Residential construction	8,115	578	3,503	12,196
Total	$56,689	$4,687	$14,380	$75,756
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
At December 31, 2019, our largest residential construction loan commitment was for $2.8 million, $1.6 million of which had been disbursed. This loan was performing according to its repayment terms at December 31, 2019. The average outstanding residential construction loan balance was approximately $678,000 at December 31, 2019. Before making a commitment to fund a construction loan, we require an appraisal of the subject property by an independent approved appraiser. During the construction phase, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Loan proceeds are disbursed after inspection based on the percentage of completion method. We also require general liability, builder's risk hazard insurance, title insurance, and flood insurance, for properties located in or to be built in a designated flood hazard area, on all construction loans.
We also originate developed lot and raw land loans to individuals intending to construct a residence in the future on the property. We will generally originate these loans in an amount up to 75% of the lower of the purchase price or appraisal. These lot and land loans are secured by a first lien on the property and have a fixed rate of interest with a maximum amortization of 20 years.
We make land acquisition and development loans to experienced builders or residential lot developers in our market area. The maximum loan-to-value limit applicable to these loans is generally 75% of the appraised market value upon completion of the project. We may not require cash equity from the borrower if there is sufficient equity in the land being used as collateral. Development plans are required prior to making the loan. Our loan officers visit the proposed site of the development and the sites of competing developments. We require that developers maintain adequate insurance coverage. Land acquisition and development loans generally are originated with a loan term up to 24 months, have adjustable rates of interest based on the Wall Street Journal Prime Rate or the three or five- year rate charged by the Federal Home Loan Bank of Des Moines ("FHLB") and require interest only payment during the term of the loan. Land acquisition and development loan proceeds are disbursed periodically in increments as construction progresses and as an inspection by our approved inspector warrants. We also require these loans to be paid on an accelerated basis as the lots are sold, so that we are repaid before all the lots are sold. At December 31, 2019, land acquisition and development and lot loans totaled $8.9 million, or 11.7% of our construction and land portfolio all of which were lot loans.
We also offer commercial and multifamily construction loans. These loans are underwritten as interest only with financing typically up to 24 months under terms similar to our residential construction loans. Commercial and multifamily construction loans are made up to the lesser of a maximum loan-to-value ratio of 100% of cost or 80% of appraised value at completion. Most of our commercial and multifamily construction loans provide for disbursement of loan funds during the construction period and conversion to a permanent loan when the construction is complete, and either tenant lease-up provisions or prescribed debt service coverage ratios are met. At December 31, 2019, commercial and multifamily construction loans totaled $39.8 million, or 52.5% of our construction and land portfolio, compared to $30.4 million, or 46.6% of our construction and land portfolio at December 31, 2018. The three largest commercial and multifamily construction loans at December 31, 2019 included a $4.8 million loan secured by a multifamily residential and retail building, a $4.3 million loan secured by a multifamily residential and mixed use project and a $3.7 million loans secured by a multifamily residential and mixed use project, all located in Washington.
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

Commercial Business Lending. At December 31, 2019, commercial business loans totaled $38.9 million, or 6.3% of our total loan portfolio, compared to $38.8 million, or 6.2% of our total loan portfolio at December 31, 2018. Substantially all of our commercial business loans have been to borrowers in our market area. Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance commercial vehicles and equipment and loans secured by accounts receivable and/or inventory. Approximately $1.0 million or 2.6% of our commercial business loans at December 31, 2019 were unsecured. Our commercial business lending policy includes an analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis. We generally require personal guarantees on both our secured and unsecured commercial business loans. Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage and commercial real estate loans.
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
Consumer Lending. We offer a variety of secured and unsecured consumer loans, including new and used manufactured homes, floating homes, automobiles, boats and recreational vehicle loans, and loans secured by deposit accounts. We also offer unsecured consumer loans. We originate our consumer loans primarily in our market area. All of our consumer loans are originated on a direct basis. At December 31, 2019, our consumer loans totaled $72.7 million, or 11.7% of our total loan portfolio, compared to $67.6 million, or 10.9 % of our total loan portfolio at December 31, 2018.
We typically originate new and used manufactured home loans to borrowers who intend to use the home as a primary residence. The yields on these loans are higher than that on our other residential lending products and the portfolio has performed reasonably well with an acceptable level of risk and loss in exchange for the higher yield. Our weighted-average yield on manufactured home loans at December 31, 2019 was 8.40%, compared to 4.62 % for one-to-four family mortgages, excluding loans held-for-sale. At December 31, 2019, these loans totaled $20.6 million, or 28.3 % of our consumer loans and 3.3 % of our total loan portfolio. For used manufactured homes, loans are generally made up to 90% of the lesser of the appraised value or purchase price up to $200,000, and with terms typically up to 20 years. On new manufactured homes, loans are generally made up to 90% of the lesser of the appraised value or purchase price up to $200,000, and with terms typically up to 20 years. We generally charge a 1% fee at origination. We underwrite these loans based on our review of creditworthiness of the borrower, including credit scores, and the value of the collateral, for which we hold a security interest under Washington law.
Manufactured home loans are higher risk than loans secured by residential real property, though this risk is reduced if the owner also owns the land on which the home is located. A small portion of our manufactured home loans involve properties on which we also have financed the land for the owner. The primary risk in manufactured home loans is the difficulty in obtaining adequate value for the collateral due to the cost and limited ability to move the collateral. These loans tend to be made to retired individuals and first-time homebuyers. First-time homebuyers of manufactured homes tend to be a higher credit risk than first-time homebuyers of single-family residences, due to more limited financial resources. As a result, these loans may have a higher probability of default and higher delinquency rates than single-family residential loans and other types of consumer loans. We take into account this additional risk as a component of our allowance for loan losses. We attempt to work out delinquent loans with the borrower and, if that is not successful, any past due manufactured homes are repossessed and sold. At December 31, 2019, there were seven nonperforming manufactured home loans totaling $226,000.
We originate floating home, houseboat and house barge loans typically located on cooperative or condominium moorages. Terms vary from five to 20 years and have a fixed rate of interest. We lend up to 90% of the lesser of the appraised value or purchase price. The primary risk in floating home loans is the unique nature of the collateral and the challenges of relocating such collateral to a location other than where such housing is permitted. The process for securing the deed and/or the condominium or cooperative dock is also unique compared to other types of lending we participate in. As a result, these loans may have higher collateral recovery costs than for one- to four-family mortgage loans and other types of consumer loans. We take into account these additional risks as a part of our underwriting criteria. At December 31, 2019, floating home loans totaled $43.8 million, or 60.2 % of our consumer loan portfolio and 7.1% of our total loan portfolio. Houseboats and house barge loans, which are included in other consumer loans, totaled $5.8 million, or 8.0% of our consumer loan portfolio and 0.9% of our total loan portfolio.
The balance of our consumer loans include loans secured by new and used automobiles, new and used boats, motorcycles and recreational vehicles, loans secured by deposits and unsecured consumer loans, all of which, at December 31, 2019, totaled $8.3 million, or 11.4 % of our consumer loan portfolio and 1.3 % of our total loan portfolio. Our automobile loan portfolio totaled $1.2 million at December 31, 2019, or 1.6 % of our consumer loan portfolio and 0.2 % of our total loan portfolio. Automobile loans may be written for a term up to 72 months and have fixed rates of interest. Loan-to-value ratios are up to 100% of the lesser of the purchase price or the National Automobile Dealers Association value for used automobiles, including tax, licenses, title and mechanical breakdown and gap insurance.
Loans secured by boats, motorcycles and recreational vehicles typically have terms from five to 20 years depending on the collateral and loan-to-value ratios up to 90%. These loans may be made with fixed or adjustable interest rates. Our unsecured consumer loans have either a fixed rate of interest generally for a maximum term of 48 months, or are revolving lines of credit of generally up to $25,000. At December 31, 2019, unsecured consumer loans totaled $923,000 and unfunded commitments on our unsecured consumer lines of credit totaled $1.0 million. At that date, the average outstanding balance on these lines was less than $1,000.
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
Loan Originations, Purchases, Sales, Repayments and Servicing
We originate both fixed-rate and adjustable-rate loans. Our ability to originate loans, however, is dependent upon client demand for loans in our market area. Over the past several years, we have continued to originate residential and consumer loans, and increased our emphasis on commercial and multifamily real estate, construction and land, and commercial business lending. Demand is affected by competition and the interest rate environment. During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the prevailing low interest rate environment in the United States. In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. If a proposed loan exceeds our internal lending limits, we may originate the loan on a participation basis with another financial institution. From time to time, we also participate with other financial institutions on loans they originate. We sold commercial loan participations in the amount of $3.7 million in 2019, zero in 2018 and $3.1 million in 2017, respectively. We underwrite loan purchases and participations to the same standards as internally originated loans. We had no purchases of commercial business loan participations from other financial institutions in 2019 and 2018, and purchased two commercial business loan participations from other financial institutions totaling $15.5 million in 2017.
We originate loans that may meet one or more of the credit characteristics commonly associated with subprime lending. The term ‘subprime’ refers to the credit characteristics of individual borrowers which may include payment delinquencies, judgements, foreclosures, bankruptcies, low credit scores and/or high debt-to-income ratios. In exchange for the additional risk we take with such borrowers, we may require borrowers to pay a higher interest rates, require a lower debt-to-income ratio or require other enhancements to manage the additional risk. While no single credit characteristic defines a subprime loan, one commonly used indicator is a loan originated to a borrower with a credit score of 660 or lower. At December 31, 2019, of the $104.3 million in one-to-four-family loans originated in 2019, $10.3 million or 9.8% were to borrowers with a credit score under 660. Additionally, of the $5.6 million in manufactured home loans originated in 2019, $541,000 or 9.7% were to borrowers with a credit score of 660 or lower. At December 31, 2019 and 2018, the total amount of residential and consumer loans held in our loan portfolio to borrowers with a credit score of 660 or lower were $34.9 million and $27.5 million, respectively. We do not engage in originating negative amortization or option adjustable rate loans and have no established program to originate or purchase these loans.
In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services.
We also sell whole one-to-four family loans without recourse to Fannie Mae and other investors, subject to a provision for repurchase upon breach of representation, warranty or covenant. These loans are fixed-rate mortgages, which primarily are sold to reduce our interest rate risk and generate noninterest income. These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer. These sales allow for a servicing fee on loans when the servicing is retained by us. Most one- to four-family loans are sold with servicing retained. In October 2015, we acquired a $45.9 million loans servicing portfolio from another bank, which loans are 100% owned by Fannie Mae. At December 31, 2019, we were servicing a $363.3 million portfolio of residential mortgage loans for Fannie Mae and $14.0 million for other investors. We did not repurchase any loans in 2019 or 2018. These mortgage servicing rights are carried at fair value and had a value at December 31, 2019 of $3.2 million. We earned mortgage servicing income of $1.0 million, $1.1 million and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. See Note 6 in the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K.
Sales of whole real estate loans are beneficial to us since these sales may generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending, and increase liquidity. We sold

$78.9 million of conforming one- to four- family loans during the year ended December 31, 2019, of which $16.2 million were sale to other investors in first quarter of 2019. We sold $50.0 million and $52.0 million of conforming one- to four- family loans during the years ended 2018 and 2017, respectively. Gains, losses and transfer fees on sales of one-to-four family loans and participations are recognized at the time of the sale. Our net gain on sales of residential loans for the years ended December 31, 2019, 2018 and 2017 was $1.4 million, $1.0 million and $1.1 million, respectively. In addition to loans sold to Fannie Mae and others on a servicing retained basis, we also sell nonconforming residential loans to correspondent banks on a servicing released basis. In 2019 and 2018, we sold $13.2 million and $7.6 million, respectively, of loans servicing released.
The following table shows our loan origination, sale and repayment activities, including loans held-for-sale, for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Originations by type:
Fixed-rate:
One-to-four family	$104,343	$67,823	$73,560
Home equity	7,587	4,459	4,538
Commercial and multifamily	38,458	94,725	34,438
Construction and land	35,573	24,303	49,771
Manufactured homes	5,603	7,313	5,106
Floating homes	1,807	20,660	7,409
Other consumer	3,021	3,402	2,360
Commercial business	1,553	2,277	10,440
Total fixed-rate	$197,945	$224,962	$187,622
Adjustable rate:
One-to-four family	24,634	44,726	36,130
Home equity	3,060	9,705	5,832
Commercial and multifamily	53,885	55,945	33,155
Construction and land	15,093	—	6,094
Floating homes	11,966	—	—
Other consumer	160	48	86
Commercial business	2,360	17,202	7,527
Total adjustable-rate	$111,158	$127,626	$88,824
Total loans originated	$309,103	$352,588	$276,446
Purchases by type:
Commercial business participations	—	—	15,450
Total loan participations purchased	$—	$—	$15,450
Sales, repayments and participations sold:
One-to-four family	78,906	49,966	51,959
Commercial and multifamily	3,706	—	3,136
Total loans sold and loan participations	82,612	49,966	55,095
Total principal repayments	226,256	231,627	188,121
Total reductions	308,868	281,593	243,216
Net increase	$235	$70,995	$48,680
The decrease in overall originations in 2019 compared to 2018 was primarily due to competition for commercial, multifamily and commercial business loans in our market area. Demand for other loans, particularity one-to-four family loans, grew in 2019 due to refinance activity driven by lower interest rates during the period. Demand for construction loans, including new homes and apartment buildings increased due to appreciation in market prices, declining supplies of homes for sale and continued strong rental demand in our market area. Floating homes, home equity and manufactured home loan originations decreased due to competition for loans in our market area.

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
Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2019 (dollars in thousands):

	Loans Delinquent For:
	30-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
One- to four- family	13	$894	0.6%	9	$1,810	1.2%	22	$2,704	1.8%
Home equity	4	242	1.0	4	197	0.8	8	439	1.8
Commercial and Multifamily	4	1,742	0.7	1	353	0.1	5	2,095	0.8
Construction and land	3	4,440	5.9	1	50	0.1	4	4,490	5.9
Manufactured homes	13	367	1.8	4	125	0.6	17	492	2.4
Floating homes	2	547	1.2	1	290	0.7	3	837	1.9
Other consumer	13	21	0.2	—	—	—	13	21	0.2
Commercial Business	2	226	0.6	3	162	0.4	5	388	1.0
Total	54	$8,479	1.4%	23	$2,987	0.5%	77	$11,466	1.8%

Nonperforming Assets. The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio (in thousands). Loans are placed on nonaccrual status when the collection of principal and/or interest become doubtful or when the loan is more than 90 days past due. Other real estate owned ("OREO") and repossessed assets include assets acquired in settlement of loans.

	December 31,
	2019	2018	2017	2016	2015
Nonaccrual loans (1):
One- to four-family	$2,090	$1,120	$837	$2,216	$1,640
Home equity	261	359	722	553	428
Commercial and multifamily	353	534	201	218	—
Construction and land	1,177	123	92	—	—
Manufactured homes	226	214	206	120	62
Floating homes	290	—	—	—	—
Other consumer	—	—	8	—	—
Commercial business	260	317	217	242	—
Total nonaccrual loans	$4,657	$2,667	$2,283	$3,349	$2,130
OREO and repossessed assets:
One- to four-family	$—	$—	$—	$562	$159
Commercial and multifamily	575	575	600	600	600
Manufactured homes	—	—	10	10	10
Total OREO and repossessed assets	$575	$575	$610	$1,172	$769
Total nonperforming assets	$5,232	$3,242	$2,893	$4,521	$2,899
Nonperforming assets as a percentage of total assets	0.73%	0.45%	0.45%	0.77%	0.54%
Performing restructured loans:
One- to four- family	$6,638	$1,511	$2,876	$1,977	$2,415
Home equity	59	60	158	144	232
Commercial and multifamily	—	—	—	361	1,966
Construction and land	38	44	49	83	91
Manufactured homes	172	130	150	160	255
Other consumer	123	131	36	40	—
Commercial business	264	97	—	—	114
Total performing restructured loans	$7,294	$1,973	$3,269	$2,765	$5,073

(1)
Nonaccrual loans include $588,000, $817,000, $445,000, $683,000 and $971,000 in nonperforming troubled debt restructurings as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively.  We had no accruing loan 90 days or more delinquent for the periods reported.

Nonaccrual loans, including nonaccrual TDRs, increased $2.0 million to $4.7 million at December 31, 2019 from $2.7 million at December 31, 2018. Our largest nonperforming loan at December 31, 2019 was a $1.1 million. Nonperforming one- to four- family loans at December 31, 2019 consisted of 12 loans to different borrowers with an average loan balance of $174,000. There were seven manufactured home loans, five home equity loans, four commercial business loans, three construction and land loans, one commercial and multifamily real estate loan and one floating home loan classified as nonperforming at December 31, 2019.
For the year ended December 31, 2019, gross interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms amounted to $370,000, all of which was excluded from interest income for the year ended December 31, 2019.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition at December 31, 2019 Compared to December 31, 2018 -- Delinquencies and Nonperforming Assets" contained in Item 7 of this report on Form 10-K for more information on troubled assets.

Troubled Debt Restructured Loans.  Troubled debt restructurings ("TDRs"), which are accounted for under ASC 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans.  Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity.  All TDRs are initially classified as impaired regardless of whether the loan was performing at the time it was restructured.   At December 31, 2019, we had $7.3 million of loans that were classified as performing TDRs and still on accrual, compared to $2.0 million at December 31, 2018. Included in nonaccrual loans at December 31, 2019 and 2018 were nonaccrual TDRs of $588,000 and $817,000, respectively.
OREO and Repossessed Assets.  OREO and repossessed assets include assets acquired in settlement of loans.  At December 31, 2019, OREO and repossessed assets totaled $575,000. Our OREO at December 31, 2019, consisted of a former bank branch property located in Port Angeles, Washington which was acquired in 2015 as a part of three branches purchased from another financial institution. It is currently leased to a local not-for-profit organization at a below market rate.
Other Loans of Concern.   In addition to the nonperforming assets set forth in the table above, as of December 31, 2019, there were 43 loans totaling $10.1 million about which known information of possible credit or other problems caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.  The two largest loans of concern at December 31, 2019, were a $2.7 million loan and $2.0 million loan both secured by one- to four-family residential real estate located in King County, Washington. Additionally, other loans of concern included, $2.4 million in commercial and multifamily real estate loans, $1.3 million in commercial business loans, $1.0 million in one-to four-family, $378,000 in home equity loans, $59,000 in manufactured homes, and $52,000 in other consumer loans.
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
When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address specific impairments.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets.  When an insured institution classifies problem assets as a loss, it is required to charge off those assets in the period in which they are deemed uncollectible.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC and, since our conversion to a Washington chartered commercial bank, the WDFI, which can order the establishment of additional loss allowances.  Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. At December 31, 2019, special mention assets totaled $10.0 million.
We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at December 31, 2019, we had classified $15.3 million of our assets as substandard, of which $14.7 million represented a variety of outstanding loans and $575,000 represented the balance of our OREO and repossessed assets.  At that date, we had no assets classified as doubtful or loss.  This total amount of classified assets represented 19.7% of our equity capital and 2.1% of our assets at December 31, 2019.  Classified assets totaled $11.7 million, or 16.3% of our equity capital and 1.6% of our assets at December 31, 2018.
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

At December 31, 2019, our allowance for loan losses was $5.6 million, or 0.91% of our total loan portfolio, compared to $5.8 million, or 0.93% of our total loan portfolio in 2018. Specific valuation reserves totaled $724,000 and $736,000 at December 31, 2019 and 2018, respectively.
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

	December 31,
	2019	2018	2017	2016	2015
Balance at beginning of period	$5,774	$5,241	$4,822	$4,636	$4,387
Charge-offs:
One- to four-family	—	—	—	(72)	(21)
Home equity	—	(7)	(89)	(15)	(35)
Commercial and multifamily	—	—	(24)	(314)	—
Construction and land	—	—	—	—	(40)
Manufactured homes	—	(12)	(12)	—	(37)
Other consumer	(52)	(31)	(18)	(42)	(77)
Commercial business	—	—	—	(29)	—
Total charge-offs	(52)	(50)	(143)	(472)	(210)
Recoveries:
One- to four-family	6	1	—	47	—
Home equity	10	44	33	78	36
Commercial and multifamily	—	—	1	—	—
Construction and land	—	—	—	18	—
Manufactured homes	—	—	8	8	8
Other consumer	24	12	20	53	15
Commercial business	3	1	—	—	—
Total recoveries	43	58	62	204	59
Net (charge-offs) recoveries	(9)	8	(81)	(268)	(151)
(Recapture from)/Provision charged to operations	(125)	525	500	454	400
Balance at end of period	$5,640	$5,774	$5,241	$4,822	$4,636
Net (charge-offs) recoveries during the period as a percentage of average loans outstanding during the period	—%	—%	(0.02)%	(0.06)%	(0.03)%
Net (charge-offs) recoveries during the period as a percentage of average nonperforming assets	(0.17)%	0.30%	(2.12)%	(6.27)%	(5.26)%
Allowance as a percentage of nonperforming loans	121.11%	216.50%	229.57%	143.98%	217.65%
Allowance as a percentage of total loans (end of period)	0.91%	0.93%	0.96%	0.96%	1.01%
Economic conditions have been favorable in our market areas. Housing prices have experienced continued growth throughout 2019, with historically low inventory levels. Unemployment rates in many of our market areas remain low as the job market is competitive. The allowance for loan losses as a percentage of nonperforming loans was 121.11% and 216.50% as of December 31, 2019 and 2018, respectively. The recapture from the allowance for loan losses totaled $125,000 for the year ended December 31, 2019, compared to a provision for loan losses of $525,000 for the year ended December 31, 2018. The recapture in the current year was due to changes in the composition and size of our loan portfolio during the year.

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows (dollars in thousands):

	December 31,
	2019		2018		2017		2016		2015
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Allocated at end of period to:
One- to four-family	$1,120	24.0%	$1,314	27.3%	$1,436	28.5%	$1,542	30.3%	$1,839	30.5%
Home equity	178	3.8	202	4.4	293	5.2	378	5.5	607	6.9
Commercial and multifamily	1,696	42.0	1,638	40.6	1,250	38.4	1,144	36.1	921	38.0
Construction and land	492	12.2	431	10.6	378	11.2	459	14.1	382	12.4
Manufactured homes	480	3.3	427	3.2	355	3.1	168	3.1	301	3.0
Floating homes	283	7.1	265	6.6	169	5.3	132	4.8	102	4.0
Other consumer	112	1.3	112	1.1	80	0.9	112	0.8	86	1.0
Commercial business	331	6.3	356	6.2	372	7.4	175	5.3	157	4.2
Unallocated	948	—	1,029	—	908	—	712	—	241	—
Total	$5,640	100.0%	$5,774	100.0%	$5,241	100.0%	$4,822	100.0%	$4,636	100.0%
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
At December 31, 2019, we owned $1.2 million of stock issued by the FHLB.  As a condition of membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated.  At December 31, 2019, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital. All of our investment securities, other than FHLB stock, are currently categorized as available for sale. See Note 4 in the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K.

	December 31,
	2019		2018		2017
Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Municipal bonds	$3,197	$3,370	$3,218	$3,317	$3,240	$3,369
Agency mortgage-backed securities	5,888	5,936	1,594	1,640	2,030	2,066
Total available for sale securities	9,085	9,306	4,812	4,957	5,270	5,435
FHLB stock	1,160	1,160	4,134	4,134	3,065	3,065
Total securities	$10,245	$10,466	$8,946	$9,091	$8,335	$8,500
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
During the year ended December 31, 2019, we did not recognize any non-cash OTTI charges on our investment securities. There were five agency securities that had unrealized losses although management determined the decline in value was not related to specific credit deterioration. We do not intend to sell these securities and it is more likely than not that we will not be required to sell any securities before anticipated recovery of the remaining amortized cost basis.  We closely monitor our investment securities for changes in credit risk.  The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them.  If market conditions deteriorate and we determine our holdings of these or other investment securities are OTTI, our future earnings, stockholders' equity, regulatory capital and continuing operations could be materially adversely affected.
Sources of Funds
General.  Our sources of funds are primarily deposits (including deposits from public entities), borrowings, payments of principal and interest on loans and investments and funds provided from operations.
Deposits.  We offer a variety of deposit accounts to both consumers and businesses with a wide range of interest rates and terms. Our deposits consist of savings accounts, money market deposit accounts, NOW accounts, demand accounts and certificates of deposit.  We solicit deposits primarily in our market area; however, at December 31, 2019, approximately 3.9% of our deposits were from persons outside the State of Washington. As of December 31, 2019, core deposits, which we define as our non-time deposit accounts and time deposit accounts less than $250,000 (excluding brokered deposits and public funds), represented approximately 79.7% of total deposits, compared to 84.7% and 90.8% as of December 31, 2018 and December 31, 2017, respectively. We primarily rely on competitive pricing policies, marketing and client service to attract and retain these deposits and we expect to continue these practices in the future.
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
The following table sets forth our deposit flows during the periods indicated (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Opening balance	$553,601	$514,400	$467,731
Net deposits	56,252	35,362	43,648
Interest credited	6,865	3,839	3,021
Ending balance	$616,718	$553,601	$514,400
Net increase	$63,117	$39,201	$46,669
Percent increase	11.4%	7.6%	10.0%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by us at the dates indicated (dollars in thousands):

	December 31,
	2019		2018		2017
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
Noninterest-bearing demand	$94,973	15.4%	$93,823	17.0%	$69,094	13.4%
Interest-bearing demand	159,774	25.8	164,919	29.8	173,413	33.7
Savings	57,936	9.4	54,102	9.8	49,450	9.6
Money market	50,337	8.2	46,689	8.4	54,860	10.7
Escrow	2,311	0.4	2,243	0.4	3,029	0.6
Total non-maturity deposits	365,331	59.2	361,776	65.4	349,846	68.0
Certificates of deposit:
1.99% or below	60,747	9.9	118,478	21.4	154,102	30.0
2.00 - 3.99%	190,640	30.9	73,347	13.2	10,452	2.0
Total certificates of deposit	251,387	40.8	191,825	34.6	164,554	32.0
Total deposits	$616,718	100.0%	$553,601	100.0%	$514,400	100.0%
Noninterest-bearing demand accounts increased $1.1 million, or 1.2%, in 2019 compared to 2018. The certificates of deposits increased $59.6 million, or 31.1%, in 2019 compared to 2018. The increase in certificate accounts over the past year was as a result of our marketing emphasis on our competitively priced certificates of deposits products.
We are a public funds depository and as of December 31, 2019, we had $39.1 million in public funds compared to $29.0 million in public funds at December 31, 2018. These funds consisted of $38.9 million in certificates of deposit, $100,000 in money market accounts and $118,000 in checking accounts at December 31, 2019.  These accounts must be 50% collateralized if the amount on deposit exceeds FDIC insurance of $250,000.  We use letters of credit from the FHLB as collateral for these funds.

The following table shows rate and maturity information for our certificates of deposit at December 31, 2019 (dollars in thousands):

	0.00-1.99%	2.00-3.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:
March 31, 2020	$15,129	$6,617	$21,746	8.7%
June 30, 2020	6,946	13,824	20,770	8.3
September 30, 2020	5,856	13,060	18,916	7.5
December 31, 2020	4,700	20,434	25,134	10.0
March 31, 2021	4,849	50,016	54,865	21.8
June 30, 2021	4,079	35,881	39,960	15.9
September 30, 2021	6,894	22,455	29,349	11.7
December 31, 2021	7,247	2,682	9,929	3.9
March 31, 2022	1,999	132	2,131	0.8
June 30, 2022	1,388	540	1,928	0.8
September 30, 2022	1,013	45	1,058	0.4
December 31, 2022	524	3,323	3,847	1.5
Thereafter	123	21,631	21,754	8.7
Total	$60,747	$190,640	$251,387	100.0%
Percent of total	24.2%	75.8%	100.0%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2019 (in thousands):

	Maturity
	3 months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
Certificates of deposit less than $100,000	$7,405	$5,043	$16,897	$50,841	$80,186
Certificates of deposit of $100,000 or more	14,341	15,727	27,153	113,980	171,201
Total certificates of deposit	$21,746	$20,770	$44,050	$164,821	$251,387
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
We are a member of and obtain advances from the FHLB, which is part of the Federal Home Loan Bank System.  The eleven regional Federal Home Loan Banks provide a central credit facility for their member institutions.  These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing. We have entered into a loan agreement with the FHLB pursuant to which Sound Community Bank may borrow up to approximately 45% of total assets, secured by a blanket pledge on a portion of our residential mortgage portfolio including one-to-four family loans, commercial and multifamily real estate loans and home equity loans.  Based on eligible collateral, the total amount available under this agreement as of December 31, 2019 was $321.9 million.  At the same date, we had $7.5 million in FHLB advances outstanding with maturities within one year.  We also had outstanding letters of credit from the FHLB with a notional amount of $19.1 million at December 31, 2019.  We plan to rely in part on FHLB advances to fund asset and loan growth. We also use short-term advances to meet short term liquidity needs. We are required to own stock in the FHLB based on the amount of our advances.
From time to time, we also may borrow from the Federal Reserve Bank of San Francisco's "discount window" for overnight liquidity needs, although we have not borrowed from the discount window in recent years.

The following table sets forth the maximum balance and average balance of borrowings for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Maximum balance:
FHLB advances	$72,750	$99,500	$61,500
Average balances:
FHLB advances	$24,530	$69,900	$29,791
Weighted average interest rate:
FHLB advances	3.08%	2.18%	1.16%

The following table sets forth certain information about our borrowings at the dates indicated (dollars in thousands):

	As of December 31,
	2019	2018	2017
FHLB advances	$7,500	$84,000	$59,000
Weighted-average interest rate:
FHLB advances	3.05%	2.72%	1.63%
Subsidiary and Other Activities
Sound Financial Bancorp has one subsidiary, Sound Community Bank. In 2019, Sound Community Bank formed Sound Community Insurance Agency, Inc. as a wholly owned subsidiary for purposes of selling a full range of insurance products.
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
We attract our deposits through our branch offices and web site.  Competition for those deposits is principally from savings banks, commercial banks and credit unions, as well as mutual funds, FinTech companies and other alternative investments.  We compete for these deposits by offering superior service, online and mobile access and a variety of deposit accounts at competitive rates.  Based on the most recent data provided by the FDIC, there are approximately 50 other commercial banks and savings banks operating in the Seattle MSA, which includes King, Snohomish and Pierce Counties.  Based on the most recent branch deposit data provided by the FDIC, our share of deposits in the Seattle MSA is approximately 0.18%.  The five largest financial institutions in that area have 71.6% of those deposits.  In Clallam County there are nine other commercial banks and savings banks.  Our share of deposits in Clallam County was the second highest in the county at approximately 17.7%, with the five largest institutions in that county having 76.7% of the deposits.  In Jefferson County there are six other commercial banks and savings banks.  Our share of deposits in Jefferson County is approximately 7.8%, while the five largest institutions in that county have 81.6% of those deposits.

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
2018 Regulatory Reform
In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Act”), was enacted to amend or remove certain rules and regulations and modify certain aspects of the regulatory framework for depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory changes for community banks such as Sound Community Bank, and their holding companies.
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
It is difficult at this time to predict when or how any new standards under the Act will ultimately be applied to us or what specific impact the Act and the implementing rules and regulations will have on community banks.
Regulation of Sound Community Bank
General. Sound Community Bank, as a state-chartered commercial bank, is subject to applicable provisions of Washington law and to regulations and examinations of the WDFI. As an insured institution, it also is subject to examination and regulation by the FDIC, which insures the deposits of Sound Community Bank to the maximum permitted by law. During state or federal regulatory examinations, the examiners may require Sound Community Bank to provide for higher general or specific loan loss reserves, which can impact our capital and earnings. This regulation of Sound Community Bank is intended for the protection of depositors and the Deposit Insurance Fund (the “DIF”) of the FDIC and not for the purpose of protecting stockholders of Sound Community Bank or Sound Financial Bancorp. Sound Community Bank is required to maintain minimum levels of regulatory capital and is subject to certain limitations on the payment of dividends to Sound Financial Bancorp. See “- Capital Rules” and “-Limitations on Dividends and Other Capital Distributions.”
Regulation by the WDFI and the FDIC.  State law and regulations govern Sound Community Bank’s ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make other loans, to invest in securities, to offer various banking services, and to establish branch offices. As a state commercial bank, Sound Community Bank must pay semi-annual assessments, examination costs and certain other charges to the WDFI.

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
Loans in excess of the supervisory loan-to-value ratio limitations must be identified in Sound Community Bank’s records and reported at least quarterly to Sound Community Bank’s Board of Directors. Sound Community Bank is in compliance with the records and reporting requirements. As of December 31, 2019, Sound Community Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were $19.9 million and were within the aggregate limits set forth in the preceding paragraph.
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
The Sarbanes-Oxley Act of 2002 generally prohibits loans by Sound Financial Bancorp to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Sound Community Bank’s authority to extend credit to executive officers, directors and 10% or greater stockholders (“insiders”), as well as entities such persons' control, is limited. The laws limit both the individual and aggregate amount of loans that Sound Community Bank may make to insiders based, in part, on Sound Community Bank’s capital level and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated borrowers and must not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.
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
Under the FDIC’s prompt corrective action standards, in order to be considered well-capitalized, a bank must have a ratio of CET1 capital to risk-weighted assets of at least 6.5%, a ratio of Tier 1 capital to risk-weighted assets of at least 8%, a ratio of total capital to risk-weighted assets of at least 10%, and a leverage ratio of at least 5%, and the bank must not be subject to a regulatory capital requirement imposed on it as an individual bank. In order to be considered adequately capitalized, a bank must have the minimum capital ratios described above. Institutions with lower capital ratios are assigned to lower capital categories. Based on safety and soundness concerns, the FDIC may assign an institution to a lower capital category than would originally apply based on its capital ratios. The FDIC is also authorized to require Sound Community Bank to maintain additional amounts of capital in connection with concentrations of assets, interest rate risk, and certain other items. The FDIC has not imposed such a requirement on Sound Community Bank. “Effective January 1, 2020, a bank that elects to use the Community Bank Leverage Ratio will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0%. To be eligible to elect the Community

Bank Leverage Ratio, the bank also must have total consolidated assets of less than $10 billion, off-balance sheet exposures of 25% or less of its total consolidated assets, and trading assets and trading liabilities of 5.0% or less of its total consolidated assets, all as of the end of the most recent quarter.
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
The Financial Accounting Standards Board has adopted a new accounting standard for US Generally Accepted Accounting Principles that are effective for us beginning January 1, 2023. This standard, referred to as Current Expected Credit Loss, or CECL, requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital.
The federal banking regulators (the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC) have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.
As of December 31, 2019, Sound Community Bank was well capitalized under applicable regulations and met the conservation buffer requirement.
Community Reinvestment and Consumer Protection Laws. In connection with its lending and other activities, Sound Community Bank is subject to a number of federal and state laws designed to protect clients and promote lending to various sectors of the economy and population. These include, among others, the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Community Reinvestment Act (“CRA”). Among other things, these laws:

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

The Consumer Financial Protection Bureau (“CFPB”), an independent agency within the Federal Reserve, has the authority to amend existing federal consumer protection regulations and implement new regulations, and is charged with examining the compliance of financial institutions with assets in excess of $10 billion with these rules. Sound Community Bank’s compliance with consumer protection rules is examined by the WDFI and the FDIC.
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
Federal Home Loan Bank System. Sound Community Bank is a member of the FHLB, one of the 11 regional Federal Home Loan Banks in the Federal Home Loan Bank System. The Federal Home Loan Bank System provides a central credit facility for member institutions. As a member of the FHLB, the Bank is required to hold shares of capital stock in that FHLB. At December 31, 2019, the Bank had $1.2 million in FHLB stock, which was in compliance with this requirement. Sound Community Bank received $89,000 in dividends from the FHLB for the year ended December 31, 2019.
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
Regulation of Sound Financial Bancorp

General. Sound Financial Bancorp, as the sole stockholder of Sound Community Bank, is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations promulgated thereunder. This regulation and oversight is generally intended to ensure that Sound Financial Bancorp limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of Sound Community Bank. A bank holding company must serve as a source of financial strength to its subsidiary banks, with the ability to provide financial assistance to a subsidiary bank in financial distress.
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
Capital Requirements for Sound Financial Bancorp. The capital regulations discussed above generally apply to a bank holding company with less than $3.0 billion in assets on a bank only basis. If Sound Financial Bancorp were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2019, Sound Financial Bancorp would have exceeded all regulatory capital requirements, with estimated regulatory capital ratio of 9.55% for Tier 1 leverage-based capital, 11.08% for both Common Equity Tier 1 risk-based capital and Tier 1 Capital to risk-based assets, and 11.94% for total risk-based capital. The Federal Reserve expects a holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. In addition, a bank holding company must serve as a source of financial strength for its depository institution subsidiaries.
Federal Securities Law. The stock of Sound Financial Bancorp is registered with the SEC under the Securities Exchange Act of 1934, as amended. Sound Financial Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”).
Sound Financial Bancorp stock held by persons who are affiliates of Sound Financial Bancorp may not be resold without registration unless sold in accordance with certain resale restrictions. For this purpose, affiliates are generally considered to be officers, directors and principal stockholders. If Sound Financial Bancorp meets specified current public information requirements, each affiliate of Sound Financial Bancorp will be able to sell in the public market, without registration, a limited number of shares in any three-month period.
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
Limitations on Dividends and Stock Repurchases
Sound Financial Bancorp. Sound Financial Bancorp’s ability to declare and pay dividends is subject to the Federal Reserve’s limits and Maryland law, and may depend on its ability to receive dividends from Sound Community Bank, which is subject to the capital conservation buffer requirement.
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
Intercompany Dividends-Received Deduction.  Sound Financial Bancorp has elected to file a consolidated return with Sound Community Bank.  Therefore any dividends Sound Financial Bancorp receives from Sound Community Bank will not be included as income to Sound Financial Bancorp.
State Taxation
We are subject to a business and occupation tax imposed under Washington state law at the rate of 1.5% of gross receipts, as well as personal property and sales tax.  Interest received and servicing income both on loans secured by mortgages or deeds of trust on residential properties and certain investment securities are exempt from business and occupation tax.
Employees
At December 31, 2019, we had a total of 117 full-time employees and 15 part-time employees.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.
Executive Officers of Sound Financial Bancorp and Sound Community Bank
Officers are elected annually to serve for a one year term.  There are no arrangements or understandings between the officers and any other person pursuant to which he or she was or is to be selected as an officer.
Laura Lee Stewart.  Ms. Stewart, age 70, is currently President and Chief Executive Officer of Sound Community Bank and Sound Financial Bancorp. Prior to joining Sound Community Bank as its President in 1989, when it was a credit union, Ms. Stewart was Senior Vice President/Retail Banking at Great Western Bank. Ms. Stewart was selected as an inaugural member of the FDIC Community Bank Advisory Board and completed her term in 2011. In 2011, Ms. Stewart was appointed to the inaugural Consumer Financial Protection Bureau board and completed her term in 2013. She also served as Chair of the American Bankers Association’s (ABA) Government Relations Council and is the past Chair of the Washington Bankers Association. The American Banker magazine honored her as one of the top 25 Women to Watch in banking in 2011, 2015, 2016, 2017, 2018 and as one of the most powerful women in Banking in 2019. In 2016, Ms. Stewart was recognized as a Women of Influence by the Puget Sound Business Journal. In 2018, she was named Community Banker of the year by

American Banker. Ms. Stewart also is Chair of the National Arthritis Foundation’s board of directors as well as serving as the Past Chair of the board of directors of Woodland Park Zoo. In October 2019, Ms. Stewart was elected Chair of the ABA. Her many years of service in all areas of the financial institution operations and duties as President and Chief Executive Officer of Sound Financial Bancorp and Sound Community Bank bring a special knowledge of the financial, economic and regulatory challenges we face, and she is well suited to educating the Board on these matters.
Elliott Pierce. Mr. Pierce, age 63, was appointed Senior Vice President and Chief Credit Officer of Sound Community Bank in April 2015 and was appointed Executive Vice President in January 2016.  Mr. Pierce is responsible for management of the Bank's Credit Administration functions, and is a member of the Bank's Loan Committee.  Prior to joining Sound Community Bank, Mr. Pierce was a Senior Vice President and Credit Administrator with Union Bank N.A.  Mr. Pierce received his Bachelor of Arts Degree from the University of Washington and his Master of Business Administration from Seattle Pacific University.  Mr. Pierce is also a graduate of the Pacific Coast Banking School.
Heidi Sexton. Ms. Sexton, age 44, was appointed Executive Vice President and Chief Operating Officer of Sound Community Bank during 2018. Ms. Sexton is responsible for identification and mitigation of risk through oversight of the Enterprise Risk management and Compliance Management functions. In addition, Ms. Sexton is responsible for Information Technology, Systems Support and Operations, Project Management and Policies and Procedures. Ms. Sexton joined Sound Community Bank in 2007 and previously served as the Vice President of Operations managing deposit, electronic, and lending operations. Ms. Sexton received a Bachelor's of Arts in Accounting from the University of Wisconsin-Eau Claire.  She currently holds a number of professional certifications including Certified Internal Auditor, Certified Regulatory Compliance Manager and is a graduate of the Washington Bankers Association’s Executive Development Program. Ms. Sexton is also a member of the Consumer Financial Protection Bureau's (CFPB) Community Bank Advisory Counsel and American Bankers Association's (ABA) Compliance Administrative Committee. She serves on the Board of Financial Beginnings, a non-profit that provides youth to adult financial education programs at no cost.
Daphne D. Kelley. Ms. Kelley, age 48, is currently Executive Vice President, Chief Financial Officer at Sound Financial Bancorp and Sound Community Bank. Prior to joining the Bank in July 2018, Ms. Kelley was Senior Vice President, Controller of HomeStreet Bank where she was employed for three years and was responsible for SEC and regulatory reporting, accounting operations, corporate tax and Sarbanes-Oxley. Additional experience includes Controller at the Federal Home Loan Bank of Seattle for eight years as well as various positions at GE Capital, Toyota and Ernst & Young. Ms. Kelley received a Bachelor's of Science degree from the University of California at Berkeley and a Masters of Business Administration from UCLA Anderson School of Management. She currently holds a Certified Public Accountant license in the State of Washington and the State of California and serves on the Board of Family Law CASA.
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
Item 1A.  Risk Factors

We assume and manage a certain degree of risk in order to conduct our business strategy.  In addition to the risk factors described below, other risks and uncertainties not specifically mentioned, or that are currently known to, or deemed to be immaterial by management, also may materially and adversely affect our financial position, results of operations and cash flows.  Before making an investment decision, you should carefully consider the risks described below together with all of the other information included in this Form 10-K and our other filings with the SEC.  If any of the circumstances described in the following risk factors actually occur to a significant degree, the value of our common stock could decline, and you could lose all or part of your investment. This report is qualified in its entirety by these risk factors.

Risks Related to Our Operations

A worsening of economic conditions in our market area could reduce demand for our products and services and result in increases in our level of non-performing loans, which could adversely affect our operations, financial condition and earnings.

Substantially all our loans are to businesses and individuals in the state of Washington. Accordingly, local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans which could have a material adverse effect on our business, financial condition, results of operations and prospects. A deterioration in economic conditions could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•	demand for our products and services may decline;

•	loan delinquencies, problem assets and foreclosures may increase;

•	we may increase our allowance for loan losses;

•	collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and

•	the amount of our low-cost or noninterest-bearing deposits may decrease.

Moreover, a significant decline in general local, regional or national economic conditions caused by inflation, recession, severe weather, natural disasters, widespread disease or pandemics, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans and leases, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses.

Weakness in the global economy also may adversely affect many businesses operating in our markets that are dependent upon international trade and it is not known how the recent changes in tariffs being imposed on international trade may have affected these businesses.

Our loan portfolio includes loans with a higher risk of loss.

In addition to one- to four- family residential loans, we originate commercial and multifamily real estate, construction and land, consumer and commercial business loans, primarily within our market areas.   These loans typically present different risks to us for a number of reasons, including those discussed below:

•
Construction and Land Loans. This type of lending is subject to the inherent difficulties in estimating both a property’s value at completion of a project and the estimated cost (including interest) of the project.  Because of the uncertainties inherent in estimating construction costs, as well as the market value of a completed project and the effects of governmental regulation on real property, it is difficult to evaluate accurately the total funds required to complete a project and the completed project's loan-to-value ratio. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to ensure completion of the project. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Disagreements between borrowers and builders and the failure of builders to pay subcontractors may also jeopardize projects.  This type of lending also typically involves higher loan principal amounts and may be concentrated with a small number of builders. A downturn in housing or the real estate market could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. In addition, during the term of some of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchaser's borrowing costs, thereby possibly reducing the homeowner's ability to finance the home upon completion or the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of managing our problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Loans on land under development or held for future construction also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  These risks can be significantly impacted by supply and demand.  As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to independently repay principal and interest.

Construction loans made by us include those with a sales contract or permanent loan in place for the finished homes and those for which purchasers for the finished homes may not be identified either during or following the construction period, known as speculative construction loans.  Speculative construction loans to a builder pose a greater potential risk to us than construction loans to individuals on their personal residences.  We attempt to mitigate this risk by actively monitoring the number of unsold homes in our construction loan portfolio and local housing markets to attempt to maintain an appropriate balance between home sales and new loan originations.  In addition, the maximum number of speculative construction loans (loans that are not pre-sold) approved for each builder is based on a combination of factors, including the financial capacity of the builder, the market demand for the finished product and the ratio of sold to unsold inventory the builder maintains.  We have also attempted to diversify the risk associated with speculative construction lending by doing business with a large number of small and mid-sized builders spread over a relatively large geographic region representing numerous sub-markets within our service area.

•
Commercial and Multifamily Real Estate Loans. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Repayment of these loans is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. If we foreclose on a commercial or multifamily real estate loan, our holding period for the collateral typically is longer than for one- to four-family residential loans because there are fewer potential purchasers of the collateral.

•
Commercial Business Loans.  Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  A borrower's cash flow may prove to be unpredictable, and collateral securing these loans may fluctuate in value.  Most often, this collateral includes accounts receivable, inventory, equipment or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business.

•
Consumer Loans.  Generally, we consider these loans to involve a different degree of risk compared to first mortgage loans on one- to four-family residential properties. As a result of our large portfolio of these loans, it may become necessary to increase the level of our provision for loan losses, which could decrease our profits. Consumer loans generally entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as floating homes, manufactured homes, automobiles and recreational vehicles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Manufactured homes are a more risky form of collateral, though this risk is reduced if the owner also owns the land on which the home is located, because they are costly and difficult to relocate when repossessed, and difficult to sell due to the diminishing number of manufactured home parks in the Puget Sound area. Additionally, a good portion of our manufactured home loan borrowers are first-time home buyers, who tend to be a higher credit risk than first-time home buyers of single family residences, due to more limited financial resources. As a result, these loans tend to have a higher probability of default, higher delinquency rates and greater servicing costs than other types of consumer loans. Our floating home, houseboat and house barge loans are typically located on cooperative or condominium moorages. The primary risk in floating home loans is the unique nature of the collateral and the challenges of relocating such collateral to a location other than where such housing is permitted. The process for securing the deed and/or the condominium or cooperative dock is also unique compared to other types of lending we participate in. As a result, these loans may have higher collateral recovery costs than for one- to four-family mortgage loans and other types of consumer loans.

Our business may be adversely affected by credit risk associated with residential property and declining property values.

Our first-lien one- to four-family real estate loans are primarily made based on the repayment ability of the borrower and the collateral securing these loans. Home equity lines of credit generally entail greater risk than do one- to four-family residential mortgage loans where we are in the first lien position. For those home equity lines secured by a second mortgage, it is less likely that we will be successful in recovering all of our loan proceeds in the event of default. Our foreclosure on these loans requires that the value of the property be sufficient to cover the repayment of the first mortgage loan, as well as the costs associated with foreclosure.

This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A downturn in the economy or the housing market in our market areas or a rapid increase in interest rates may reduce the value of the real estate collateral securing these types of loans and increase the risk that we would incur losses if borrowers default on their loans. Residential loans with high combined loan-to-value ratios generally will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which will in turn adversely affect our financial condition and results of operations. A majority of our residential loans are “non-conforming” because they are adjustable rate mortgages which contain interest rate floors or do not satisfy credit or other requirements due to personal and financial reasons (i.e. divorce, bankruptcy, length of time employed, etc.), conforming loan limits (i.e. jumbo mortgages), and other requirements imposed by secondary market purchasers. Some of these borrowers have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy a need in our local market areas. As a result, subject to market conditions, we intend to continue to originate these types of loans.

Our allowance for loan losses may prove inadequate or we may be negatively affected by credit risk exposures. Future additions to our allowance for loan losses, as well as charge-offs in excess of reserves, will reduce our earnings.

Our business depends on the creditworthiness of our customers. As with most financial institutions, we maintain an allowance for loan losses to reflect potential defaults and nonperformance, which represents management's best estimate of probable incurred losses inherent in the loan portfolio. Management's estimate is based on our continuing evaluation of specific credit risks and loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, industry concentrations and other factors that may indicate future loan losses. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make estimates of current credit risks and future trends, all of which may undergo material changes. There is no certainty that the allowance for loan losses will be adequate over time to cover credit losses in the loan portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets. If the credit quality of our loan portfolio materially decreases, if the risk profile of a market, industry or group of customers changes materially, or if the allowance for loan losses is not adequate, our business, financial condition, liquidity, capital, and results of operations could be materially adversely affected.

A tightening of credit markets and liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments, including Federal Home Loan Bank advances, proceeds from the sale of loans, and brokered deposits. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. Any decline in available funding in amounts adequate to finance our activities or on terms which are acceptable could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations.

Change in the programs offered by Fannie Mae or our ability to qualify for their programs may reduce our mortgage revenues, which would negatively impact our non-interest income.

The sale of residential mortgage loans to Fannie Mae provides a significant portion of our non-interest income. Any future changes in their program, our eligibility to participate in such program, the criteria for loans to be accepted or laws that significantly affect the activity of Fannie Mae could, in turn, materially adversely affect our results of operations if we could not find other purchasers. Mortgage banking is generally considered a volatile source of income because it depends largely on the level of loan volume which, in turn, depends largely on prevailing market interest rates. In a rising or higher interest rate environment, the demand for mortgage loans, particularly refinancing of existing mortgage loans, tends to fall and our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold. This would result in a decrease in mortgage revenues and a corresponding decrease in non-interest income. In addition, our results of operations are affected by the amount of non-interest expense associated with our loan sale activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations. In addition, although we sell loans to Fannie Mae or into the secondary market without recourse, we are required to give customary representations and warranties about the loans we sell. If we breach those representations and warranties, we may be required to repurchase the loans and we may incur a loss on the repurchase.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed, or the cost of that capital may be very high.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  At some point, we may need to raise additional capital to support our growth or replenish future losses.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance.  If we are able to raise capital it may not be on terms that are acceptable to us.  Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all.  If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, any additional capital we obtain may result in the dilution of the interests of existing holders of our common stock. Further, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.

Severe weather, natural disasters, or other catastrophes could significantly impact or business.

Severe weather, natural disasters, widespread disease or pandemics, acts of war or terrorism or other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans and leases, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. The occurrence of any of these events in the future could have a material adverse effect on our business, financial condition or results of operations.

Our framework for managing risks may not be effective in mitigating risk and loss to us.

We have established processes and procedures intended to identify, measure, monitor, report, analyze and control the types of risk to which we are subject. These risks include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. We also maintain a compliance program to identify, measure, assess, and report on our adherence to applicable laws, policies and procedures. While we assess and improve these programs on an ongoing basis, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate all risk and limit losses in our business. As with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses which could have a material adverse effect on our financial condition and results of operations.

Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.

As a bank, we are susceptible to fraudulent activity that may be committed against us or our customers which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customer’s information, misappropriation of assets, privacy breaches against our customers, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Nationally, reported incidents of fraud and other financial crimes have increased. We have also experienced losses due to apparent fraud and other financial crimes. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

As a community bank, maintaining our reputation in our market area is critical to the success of our business, and the failure to do so may materially adversely affect our performance.

We are a community bank and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our current market and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. We provide many different financial products and rely on the ability of our employees and systems to process a significant number of transactions. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected.

Market-Related Risks

Fluctuating interest rates can adversely affect our profitability.

The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many financial institutions, our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility because market interest rates change over time. In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. In a period of rising interest rates, the interest income we earn on our assets may not increase as rapidly as the interest we pay on our liabilities. A decline in interest rates results in increased prepayments of loans and mortgage-backed and related securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Furthermore, an inverted interest rate yield curve, where short-term interest rates (which are usually the rates at which financial institutions borrow funds) are higher than long-term interest rates (which are usually the rates at which financial institutions lend funds for fixed-rate loans) can reduce a financial institution’s net interest margin and create financial risk for financial institutions that originate longer-term, fixed-rate mortgage loans.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect the value of our assets and liabilities and ultimately affect our earnings. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, and in particular the Federal Reserve Board. We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect our ability to originate and/or sell loans and obtain deposits, the fair value of our financial assets and liabilities, which could negatively impact shareholders’ equity, and our ability to realize gains from the sale of such assets, and the ability of our borrowers to repay adjustable or variable rate loans. If the interest rates paid on deposits and borrowings increase at a faster rate than the interest received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments decline more rapidly than the interest rates paid on deposits and other borrowings. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially affected.

In an attempt to help the overall economy, the Federal Reserve kept interest rates low through its targeted Fed Funds rate for a number of years, however, the Federal Reserve steadily increased the targeted Fed Funds rate in 2018 and 2017. Beginning in August 2019 the Federal Reserve has reduced the targeted Fed Funds rate 25 basis points three times to a range of 1.50% to 1.75% at December 31, 2019 in response to some recent weaknesses in economic data and indicated possible further decreases, subject to economic conditions. In a rare emergency move, the Federal Reserve Board further lowered the targeted federal funds rate in March 2020, by a half-point to a range of 1% to 1.25% in response to the evolving risks the coronavirus outbreak poses to the economy. If the Federal Reserve decreases the targeted federal funds rates further, overall interest rates will likely decline, which may negatively impact our net interest income. If the Federal Reserve increases the targeted federal funds rates, overall interest rates will likely rise, which will positively impact our net interest income but may negatively impact both the housing market by reducing refinancing activity and new home purchases and the U.S. economy. For further discussion of how changes in interest rates could impact us, see "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional information about our interest rate risk management.

Changes in the valuation of our securities portfolio could hurt our profits and reduce our capital levels.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. Declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. As of December 31, 2019, we have no securities that are deemed impaired.

Uncertainty relating to the London Interbank Offered Rate ("LIBOR") calculation process and potential phasing out of LIBOR may adversely affect our results of operations.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. The Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities ("SOFR"). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not consider bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question, although some transactions using SOFR have been completed in 2019, including by Fannie Mae. Both Fannie Mae and Freddie Mac have recently announced that they will cease accepting adjustable rate mortgages tied to LIBOR by the end of 2020 and will soon begin accepting mortgages based on SOFR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and securities in our portfolio. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may experience significant expenses in effecting the transition which could have an adverse effect on our results of operations.

We may incur losses in the fair value of our mortgage servicing rights due to changes in prepayment rates.

Our mortgage servicing rights carry interest rate risk because the total amount of servicing fees earned, as well as changes in fair-market value, fluctuate based on expected loan prepayments (affecting the expected average life of a portfolio of residential mortgage servicing rights). The rate of prepayment of residential mortgage loans may be influenced by changing national and regional economic trends, such as recessions or stagnating real estate markets, as well as the difference between interest rates on existing residential mortgage loans relative to prevailing residential mortgage rates. During periods of declining interest rates, many residential borrowers refinance their mortgage loans. Changes in prepayment rates are therefore difficult for us to predict. The loan administration fee income (related to the residential mortgage loan servicing rights corresponding to a mortgage loan) decreases as mortgage loans are prepaid. Consequently, in the event of an increase in prepayment rates, we would expect the fair value of portfolios of residential mortgage loan servicing rights to decrease along with the amount of loan administration income received.

Risks Related to Information Systems and Security

A failure in or breach of our security systems or infrastructure, including breaches resulting from cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

Information security risks for financial institutions have increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Those parties also may attempt to fraudulently induce employees, customers, or other users of our systems to disclose confidential information in order to gain access to our data or that of our customers. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks, either managed directly by us or through our data processing vendors. In addition, to access our products and services, our customers may use personal computers, smartphones, tablet PCs, and other mobile devices that are beyond our control systems. Although we believe we have robust information security procedures and controls, we rely heavily on our third party vendors, technologies, systems, networks and our customers' devices all of which may become the target of cyber-attacks, computer viruses, malicious code, unauthorized access, hackers or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, theft or destruction of our confidential, proprietary and other information or that of our customers, or disrupt our operations or those of our customers or third parties.

To date we have not incurred any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not suffer such attacks, breaches and losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats and our plans to continue to evolve our Internet banking and mobile banking channel. As a result, the continued development and enhancement of our information security controls, processes and practices designed to protect customer information, our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for our management. As cyber threats continue to evolve, we may be required to expend significant additional resources to insure, modify or enhance our protective measures or to investigate and remediate important information security vulnerabilities or exposures; however, our measures may be insufficient to prevent all physical and electronic break-ins, denial of service and other cyber-attacks or security breaches.

Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber-attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in customer attrition, uninsured financial losses, the inability of our customers to transact business with us, employee productivity losses, technology replacement costs, incident response costs, violations of applicable privacy and other laws, regulatory fines, penalties or intervention, additional regulatory scrutiny, reputational damage, litigation, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially and adversely affect our results of operations or financial condition.

The failure to protect our customers' confidential information and privacy could adversely affect our business.

We are subject to federal and state privacy regulations and confidentiality obligations that, among other things restrict the use and dissemination of, and access to, certain information that we produce, store or maintain in the course of our business. We also have contractual obligations to protect certain confidential information we obtain from our existing vendors and customers.

These obligations generally include protecting such confidential information in the same manner and to the same extent as we protect our own confidential information, and in some instances may impose indemnity obligations on us relating to unlawful or unauthorized disclosure of any such information.

If we do not properly comply with privacy regulations and contractual obligations that require us to protect confidential information, or if we experience a security breach or network compromise, we could experience adverse consequences, including regulatory sanctions, penalties or fines, increased compliance costs, remedial costs such as providing credit monitoring or other services to affected customers, litigation and damage to our reputation, which in turn could result in decreased revenues and loss of customers, all of which would have a material adverse effect on our business, financial condition and results of operations.

The network and computer systems on which we depend could fail for reasons not related to security breaches.

Our computer systems could be vulnerable to unforeseen problems other than a cyber-attack or other security breach. Because we conduct a part of our business over the Internet and outsource several critical functions to third parties, operations will depend on our ability, as well as the ability of third-party service providers, to protect computer systems and network infrastructure against damage from fire, power loss, telecommunications failure, physical break-ins or similar catastrophic events. Any damage or failure that causes interruptions in operations may compromise our ability to perform critical functions in a timely manner (or may give rise to perceptions of such compromise) and could have a material adverse effect on our business, financial condition and results of operations as well as our reputation and customer or vendor relationships.

We continually encounter technological change, and we may have fewer resources than many of our competitors to invest in technological improvements.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations. Many national vendors provide turn-key services to community banks, such as Internet banking and remote deposit capture that allow smaller banks to compete with institutions that have substantially greater resources to invest in technological improvements. We may not be able, however, to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

Regulatory-Related Risks

We are subject to extensive regulation that may restrict our activities, including declaring cash dividends or capital distributions, and imposing financial requirements or limitations on the conduct of our business.

Our operations are subject to extensive regulation by federal, state and local governmental authorities, including the FDIC, the Washington Department of Financial Institutions and the Federal Reserve Board, and to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. The laws, rules and regulations to which we are subject evolve and change frequently, including changes that come from judicial or regulatory agency interpretations of laws and regulations outside of the legislative process that may be more difficult to anticipate. We are subject to various examinations by our regulators during the course of the year. Regulatory authorities who conduct these examinations have extensive discretion in their supervisory and enforcement activities, including the authority to restrict our operations, adversely reclassify our assets, determine the level of deposit insurance premiums assessed, require us to increase our allowance for loan losses, require customer restitution and impose fines or other penalties.

Changes in regulation of our industry have the potential to create higher costs of compliance, including short-term costs to meet new compliance standards, limit our ability to pursue business opportunities and increase our exposure to potential litigation.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that could increase our costs of operations.

The banking industry is extensively regulated. Federal banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company's shareholders. These regulations may sometimes impose significant limitations on our operations. Certain significant federal and state banking regulations that affect us are described in this report under the heading "Item 1. Business - How We Are Regulated." These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulation or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and adversely affect our profitability. In this regard, the U.S. Department of the Treasury's Financial Crimes Enforcement Network ("FinCEN"), published guidelines in 2014 for financial institutions servicing marijuana businesses that are legal under state law. These guidelines generally allow us to work with marijuana-related businesses that are operating in accordance with state laws and regulations, so long as we comply with required regulatory oversight of their accounts with us. In addition, a marijuana financial services bill is currently pending in Congress that would allow banks and financial institutions to serve marijuana businesses in states where it is legal without any risk of federal prosecution. At December 31, 2019, approximately 0.59% of our total deposits and a portion of our service charges from deposits are from legal marijuana-related businesses. Any adverse change in this FinCEN guidance, any new regulations or legislation, any change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a negative impact on our non-interest income, as well as the cost of our operations, increasing our cost of regulatory compliance and of doing business and/or otherwise affect us, which may materially affect our profitability.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are suspected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on pursuing acquisitions or establishing new branches. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations. Furthermore, these rules and regulations continue to evolve and expand. Although to date we have not been subject to any fines or other sanctions related to these rules and regulations, there can be no assurance that we will not suffer any penalties or other consequences in the future.

Our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and we use estimates in determining the fair value of certain of our assets, which estimates may prove to be imprecise and result in significant changes in valuation.

A portion of our assets are carried on the balance sheet at fair value, including investment securities available for sale, mortgage servicing rights related to single family loans, and single family loans held for sale. Generally, for assets that are reported at fair value, we use quoted market prices or valuation models that use observable market data inputs to estimate their fair value. In certain cases, observable market prices and data may not be readily available, or their availability may be diminished due to market conditions. We use financial models to value certain of these assets. These models are complex and use asset-specific collateral data and market inputs for interest rates. Although we have processes and procedures in place governing valuation models and their review, such assumptions are complex as we must make judgments about the effect of matters that are inherently uncertain. Different assumptions could result in significant changes in valuation, which in turn could affect earnings or result in significant changes in the dollar amount of assets reported on the balance sheet.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
Seven of our ten offices are leased.  The operating leases contain renewal options and require us to pay property taxes and operating expenses for the properties. Our total rental expense for each of the years ended December 31, 2019 and 2018 was $1.2 million and $1.4 million, respectively.  The aggregate net book value of our land, buildings, leasehold improvements, furniture and equipment was $6.8 million at December 31, 2019.  See also Note 7 in the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K.  In the opinion of management, the facilities are adequate and suitable for our current needs. We may open additional banking offices to better serve current clients and to attract new clients in subsequent years.

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
The common stock of Sound Financial Bancorp is listed on The NASDAQ Capital Market under the symbol "SFBC." There were approximately 276 stockholders of record of our common stock as of March 10, 2020
Our cash dividend payout policy is reviewed regularly by management and the Board of Directors.  Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions.  No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from Sound Community Bank, which are restricted by federal regulations.
Equity Compensation Plan Information
The equity compensation plan information presented in Part III, Item 12 of this Form 10-K is incorporated herein by reference.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended December 31, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximated dollar value of shares that may yet be purchased under the plans or programs (1)
October 1, 2019 - October 31, 2019	—	$—	—	$1,750,000
November 1, 2019 - November 30, 2019	—	—	—	1,750,000
December 1, 2019 - December 31, 2019	—	—	—	1,750,000
Total	—	$—	—	$1,750,000
(1) The Company may repurchase shares of its common stock from time-to-time in open market transactions. The timing, volume and price of purchases are made at our discretion, and are contingent upon our overall financial condition, as well as general market conditions.

In July 2019, the Company's Board of Directors extended the existing stock repurchase program until the earlier of the completion of the repurchase program or February 5, 2020. Under this repurchase program, the Company may repurchase its outstanding shares in the open market in an amount up to $1,750,000, based on prevailing market prices, or in privately negotiated transactions.

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

	As of December 31,
	2019	2018	2017
Selected Financial Condition Data:
Total assets	$719,853	$716,735	$645,244
Total loans held for portfolio, net	614,247	613,769	543,354
Loans held-for-sale	1,063	1,172	1,777
Available for sale securities, at fair value	9,306	4,957	5,435
Bank-owned life insurance, net	14,183	13,365	12,750
Other real estate owned and repossessed assets, net	575	575	610
FHLB stock, at cost	1,160	4,134	3,065
Total deposits	616,718	553,601	514,400
Borrowings	7,500	84,000	59,000
Stockholders' equity	$77,726	$71,627	$65,160

	Year Ended December 31,
	2019	2018	2017
Selected Operations Data:
Total interest income	$34,581	$33,167	$27,449
Total interest expense	7,617	5,360	3,368
Net interest income	26,964	27,807	24,081
(Recapture) provision for loan losses	(125)	525	500
Net interest income after (recapture) provision for loan losses	27,089	27,282	23,581
Service charges and fee income	1,954	1,876	1,895
Earnings on cash surrender value of Bank Owned Life Insurance	381	320	327
Mortgage servicing income	1,002	1,075	1,106
Fair value adjustment on mortgage servicing rights	(760)	(513)	(540)
Net gain on sale of loans	1,449	1,038	1,071
Other income	—	490	—
Total noninterest income	4,026	4,286	3,859
Salaries and benefits	12,402	12,775	10,733
Operations expense	5,905	5,472	4,348
Occupancy expense	2,060	2,139	1,889
Net losses and expenses on OREO and repossessed assets	35	86	110
Other noninterest expense	2,383	2,351	2,167
Total noninterest expense	22,785	22,823	19,247
Income before provision for income taxes	8,330	8,745	8,193
Provision for income taxes	1,651	1,706	3,068
Net income	$6,679	$7,039	$5,125

	Year Ended December 31,
	2019	2018	2017
Selected Financial Ratios and Other Data:
Performance ratios:
Return on assets (ratio of net income to average total assets)	0.95%	1.03%	0.87%
Return on equity (ratio of net income to average equity)	8.90	10.24	8.13
Dividend payout ratio	21.47	19.42	29.37
Interest rate spread information:
Average during period	3.74	4.06	4.15
End of period	3.83	4.11	3.95
Net interest margin (1)	4.06	4.28	4.30
Noninterest income to total net revenue (2)	12.99	13.35	13.81
Noninterest expense to average total assets	3.23	3.34	3.25
Average interest-earning assets to average interest-bearing liabilities	128.25	125.94	123.93
Efficiency ratio (3)	73.52	71.12	68.89
Asset quality ratios:
Nonperforming assets to total assets at end of period	0.73%	0.45%	0.45%
Nonperforming loans to total loans	0.75	0.43	0.42
Allowance for loan losses to nonperforming loans	121.11	216.50	229.57
Allowance for loan losses to total loans	0.91	0.93	0.96
Net charge-offs to average loans outstanding	—	—	0.02
Capital ratios:
Equity to total assets at end of period	10.80%	9.99%	10.10%
Average equity to average assets	10.64%	10.08%	10.64%
Other data:
Number of full service offices	8	8	7

(1)	Net interest income divided by average interest earning assets.

(2)	Noninterest income divided by the sum of noninterest income and net interest income.

(3)	Noninterest expense divided by total revenue (net interest income and noninterest income).

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Our principal business consists of attracting retail and commercial deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four- family residences (including home equity loans and lines of credit), commercial and multifamily real estate, construction and land, consumer and commercial business loans. Our commercial business loans include unsecured lines of credit and secured term loans and lines of credit secured by inventory, equipment and accounts receivable.  We also offer a variety of secured and unsecured consumer loan products, including manufactured home loans, floating home loans, automobile loans, boat loans and recreational vehicle loans.  As part of our business, we focus on residential mortgage loan originations, a portion of which we sell to Fannie Mae and other investors and the remainder of which we retain for our loan portfolio consistent with our asset/liability objectives.  We sell loans which conform to the underwriting standards of Fannie Mae (“conforming”) in which we retain the servicing of the loan in order to maintain the direct customer relationship and to generate noninterest income.  Residential loans which do not conform to the underwriting standards of Fannie Mae (“non-conforming”), are either held in our loan portfolio or sold with servicing released. We originate and retain a significant amount of commercial real estate loans, including those secured by owner-occupied and nonowner-occupied commercial real estate, multifamily property, mobile home parks and construction and land development loans.

We originated $129.0 million, $112.5 million and $109.7 million of one-to four-family residential mortgage loans during the years ended December 31, 2019, 2018 and 2017, respectively. During these same periods, we sold $78.9 million, $50.0 million and $52.0 million, respectively, of one- to four-family residential mortgage loans.
Our operating revenues are derived principally from earnings on interest earning assets, service charges and fees, and gains on the sale of loans. Our primary sources of funds are deposits (both retail and brokered), FHLB advances, and payments received on loans and securities.  We offer a variety of deposit accounts that provide a wide range of interest rates and terms, including savings, money market, NOW, interest bearing and noninterest bearing demand accounts, and certificates of deposit.
Our noninterest expenses consist primarily of salaries, employee benefits, incentive pay, expenses for occupancy, online and mobile services, marketing, professional fees, data processing, charitable contributions, FDIC deposit insurance premiums and regulatory expenses. Salaries and benefits consist primarily of the salaries paid to our employees, payroll taxes, directors' fees, retirement expenses, share-based compensation and other employee benefits.  Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, property taxes, depreciation charges, maintenance and the cost of utilities.
Our strategic plan targets consumers, small and medium size businesses, and professionals in our market area for loans and deposits. In pursuit of these goals and by managing the size of our loan portfolio, we focus on including a significant amount of commercial business and commercial and multifamily real estate loans in our portfolio. A significant portion of these loans have adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. Our commercial loan portfolio (commercial and multifamily real estate and commercial business loans) increased to $300.2 million or 48.3% of our loan portfolio at December 31, 2019, from $291.4 million or 46.8% of our loan portfolio at December 31, 2018, and $252.1 million or 45.8% of our loan portfolio at December 31, 2017. In addition to higher balances in commercial lending, we also benefit from additional lending opportunities in our consumer loan portfolio. Our consumer loan portfolio, which includes manufactured and floating homes and other consumer loans, increased to $72.7 million or 11.7% of our loan portfolio at December 31, 2019, from $67.6 million or 10.9% of our loan portfolio at December 31, 2018, and $51.1 million or 9.3% of our loan portfolio as of December 31, 2017.  Additional commercial and multifamily real estate and consumer loans have improved our net interest income and helped diversify our loan portfolio mix.
Our recapture from the allowance for loan losses was $125,000 for the year ended December 31, 2019, compared to a provision for loan losses expense of $525,000 and $500,000 for the years ended December 31, 2018 and 2017, respectively. The recapture in the current year was due to changes in the composition and size of our loan portfolio during the year.

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
Allowance for Loan Loss. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio as of the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.   Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of historical and current loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio.  To strengthen our loan review and classification process, we engage an independent consultant to review our classified loans and a significant sample of recently originated non-classified loans annually.  We also enhanced our credit administration policies and procedures to improve our maintenance of updated financial data on commercial borrowers.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the adjustment of reserves based upon their judgment of information available to them at the time of their examination.
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
Business and Operating Strategies and Goals
Our goal is to deliver returns to stockholders by increasing higher-yielding assets (including consumer, commercial and multifamily real estate and commercial business loans), increasing lower costing core deposit balances, managing expenses, managing problem assets and exploring expansion opportunities. We seek to achieve these results by focusing on the following objectives:
Focusing on Asset Quality.  We believe that strong asset quality is a key to our long-term financial success. We are focused on monitoring existing performing loans, resolving nonperforming assets and selling foreclosed assets. Nonperforming assets were $5.2 million, or 0.73% of total assets, at December 31, 2019 compared to $3.2 million or 0.45% of total assets, at December 31, 2018. We continue to seek to reduce the level of non-performing assets through collections, modifications and sales of OREO. We also take proactive steps to resolve our non-performing loans, including negotiating payment plans, forbearances, loan modifications and loan extensions on delinquent loans when such actions have been deemed appropriate. Our goal is to maintain or improve upon our level of nonperforming assets by managing all segments of our loan portfolio in order to proactively identify and mitigate risk.
Improving Earnings by Expanding Product Offerings. We intend to prudently maintain the percentage of our assets consisting of higher-yielding commercial and multifamily real estate and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations than one-to-four family mortgage loans while maintaining our focus on residential lending. In addition, we continue to focus on consumer products, such as floating and manufactured homes loans. With our long experience and expertise in residential lending we believe we can be effective in capturing mortgage banking opportunities and grow consumer deposits. We continue to develop correspondent relationships to sell nonconforming mortgage loans servicing-released. We also intend to selectively add additional products to further diversify revenue sources and to capture more of each client's banking relationship by offering additional services to our clients. We continue to refine our products and services for additional business and automate services, such as automating consumer loans originations this past year, in an effort to improve customer service. We intend to further build relationships with medium and small businesses through new and improving existing service offerings including remote deposit.
Emphasizing lower cost core deposits to manage the funding costs of our loan growth.  Our strategic focus is to emphasize total relationship banking with our clients to internally fund our loan growth.  We also emphasize reducing wholesale funding sources, including FHLB advances, through the continued growth of core deposits.  We believe that a continued focus on client relationships will help increase the level of core deposits and retail certificates of deposit from consumers and businesses in our market area. We intend to increase demand deposits by growing retail and business banking relationships. New technology and services are generally reviewed for business development and cost saving opportunities. We continue to experience growth in client use of our online and mobile banking services, which allow clients to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying while providing our clients greater flexibility and convenience in conducting their banking. In addition to our retail branches, we maintain state of the art technology-based products, such as business cash management, business remote deposit products, business and consumer mobile banking applications and consumer remote deposit products. Total deposits increased to $616.7 million, which includes $8.0 million of brokered deposits at December 31, 2019, from $553.6 million at December 31, 2018, and $514.4 million at December 31, 2017.  At December 31, 2019, core deposits, which we define as our non-time deposit accounts and time deposit accounts of less than $250,000, increased $22.1 million to $491.3 million, while FHLB advances decreased $76.5 million to $7.5 million from December 31, 2018.
Maintaining Our Client Service Focus.  Exceptional service, local involvement (including volunteering and contributing to the communities where we do business) and timely decision-making are integral parts of our business strategy.  Our employees understand the importance of delivering exemplary customer service and seeking opportunities to build relationships with our clients to enhance our market position and add profitable growth opportunities.  We compete with other financial service providers by relying on the strength of our customer service and relationship banking approach.  We believe that one of our strengths is that our employees are also significant stockholders through our employee stock ownership ("ESOP") and 401(k) plans.  We also offer incentives that are designed to reward employees for achieving high quality client relationship growth.
Expanding our presence, including through digital channels and streamlining operations, within our existing and contiguous market areas and by capturing business opportunities resulting from changes in the competitive environment.  We believe that opportunities currently exist within our market area to grow our franchise. We anticipate continued organic growth as the local economy and loan demand remains strong, through our marketing efforts and as a result of the opportunities created as a result of the consolidation of financial institutions that is occurring in our market area.  In addition, by delivering high quality, client-focused products and services, we expect to attract additional borrowers and depositors and thus increase our market share and revenue generation. We continue to be disciplined as it pertains to future expansion, acquisitions and de novo branching focusing on the markets in Western Washington, which we know and understand.
Comparison of Financial Condition at December 31, 2019 and December 31, 2018
General.   Total assets increased by $3.2 million, or 0.4%, to $719.9 million at December 31, 2019 from $716.7 million at December 31, 2018. The increase was primarily a result of the capitalization of right of use assets of $7.6 million, combined with a higher balance in available for sale securities, which increased $4.3 million, partially offset by decreases in cash and cash equivalents of $6.0 million and in FHLB stock. FHLB stock decreased $2.9 million to $1.2 million at December 31, 2019, from $4.1 million at December 31, 2018, as a result of reduced borrowing needs due to deposit growth. The adoption of accounting guidance for leases (“ASU 2016-02”) in 2019 required the Company to recognize right of use lease assets and corresponding lease liabilities on the balance sheet.
Cash and Securities.  Cash, cash equivalents and our available-for-sale securities decreased $1.7 million, or 2.5%, to $65.1 million at December 31, 2019.  Cash and cash equivalents decreased $6.0 million, or 9.8%, to $55.8 million at December 31, 2019.  The decrease in total cash and cash equivalents, combined with our deposit growth was primarily utilized to fund loan originations, purchases of investment securities and reduce FHLB borrowings during the year. Available-for-sale securities, which consist primarily of agency mortgage-backed securities, increased $4.3 million, or 86.0%, to $9.3 million at December 31, 2019 from $5.0 million at December 31, 2018, primarily as a result of investment securities purchased during the year.
At December 31, 2019, our securities portfolio consisted of 13 agency mortgage-backed securities and eight municipal securities with a fair value of $9.3 million.  At December 31, 2018, our securities portfolio consisted of six agency mortgage-backed securities and eight municipal bonds with a fair value of $5.0 million.
During the year ended December 31, 2019 we did not recognize any non-cash OTTI charges on our investment securities.  At December 31, 2019, five agency mortgage-backed securities had unrealized losses but management determined the decline in value was not related to specific credit deterioration. The unrealized losses were caused by changes in interest rates and the widening of market spreads subsequent to purchase of these securities. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before anticipated recovery of the remaining amortized cost basis.
Loans.  Loans held for portfolio, net, excluding loans held-for-sale, increased $478,000, or 0.1%, to $614.2 million at December 31, 2019 from $613.8 million at December 31, 2018.  Loans held-for-sale decreased to $1.1 million at December 31, 2019 from $1.2 million at December 31, 2018.

The following table reflects the changes in the loan mix, excluding deferred fees, of our portfolio at December 31, 2019, as compared to December 31, 2018 (dollars in thousands):

	December 31,		Amount	Percent
	2019	2018	Change	Change
One-to-four family	$149,393	$169,830	$(20,437)	(12.0)%
Home equity	23,845	27,655	(3,810)	(13.8)
Commercial and multifamily	261,268	252,644	8,624	3.4
Construction and land	75,756	65,259	10,497	16.1
Manufactured homes	20,613	20,145	468	2.3
Floating homes	43,799	40,806	2,993	7.3
Other consumer	8,302	6,628	1,674	25.3
Commercial business	38,931	38,804	127	0.3
Total loans	$621,907	$621,771	$136	—%
All categories of our loan portfolio increased at December 31, 2019, compared to December 31, 2018, except for one-to-four family and home equity loan portfolios. The largest dollar increases in the loan portfolio were in construction and land loans which increased $10.5 million, or 16.1%, to $75.8 million, commercial and multifamily loans which increased $8.6 million, or 3.4%, to $261.3 million, floating homes loans which increased $3.0 million, or 7.3%, to $43.8 million, and other consumer loans which increased $1.7 million, or 25.3%, to $8.3 million. These increases were offset by decreases in the one-to-four family loans portfolio, which decreased $20.4 million, or 12.0%, to $149.4 million primarily as a result of the sale of $16.2 million of residential loans during the first quarter of 2019, and the home equity loan portfolio, which decreased $3.8 million, or 13.8%, to $23.8 million.
The increase in our commercial and multifamily real estate loan portfolio was primarily a result of opportunities in the markets where we do business and an emphasis by our commercial lenders to originate these types of loans. Commercial and multifamily real estate loans are generally higher yielding loans and have contributed to diversifying our loan portfolio. We have also experienced appreciation in residential market prices and have low inventory of homes for sale due to continued strong demand. Floating and manufactured home loans increased as a result of increased demand for these types of loans by well-qualified borrowers coupled with less competition for these types of loans. The loan portfolio remains well-diversified with commercial and multifamily real estate loans accounting for 42.0% of the portfolio, one-to-four family real estate loans, including home equity loans accounting for approximately 27.9% of the portfolio and consumer loans, consisting of manufactured homes, floating homes, and other consumer loans accounting for 11.7% of the total loans portfolio at December 31, 2019. Construction and land loans accounted for 12.2% of the portfolio and commercial business loans accounted for the remaining 6.3% of the portfolio at December 31, 2019.
Mortgage Servicing Rights.  The fair value of mortgage servicing rights was $3.2 million at December 31, 2019, compared to $3.4 million at December 31, 2018. We record mortgage servicing rights on loans sold with servicing retained and upon acquisition of a servicing portfolio. We stratify our capitalized mortgage servicing rights based upon the type, term and interest rates of the underlying loans. Mortgage servicing rights are carried at fair value. If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.
Nonperforming Assets.  At December 31, 2019, our nonperforming assets totaled $5.2 million, or 0.73% of total assets, compared to $3.2 million, or 0.45% of total assets at December 31, 2018.
The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio at the dates indicated (dollars in thousands):

	December 31,		Amount	Percent
	2019	2018	Change	Change
Nonaccrual loans	$4,657	$2,667	$1,990	74.6%
OREO and repossessed assets	575	575	—	—
Total nonperforming assets	$5,232	$3,242	$1,990	61.4%

Nonaccrual loans increased $2.0 million or 74.6%, to $4.7 million at December 31, 2019, compared to the prior year. Nonaccrual loans were 0.75% of total loans at December 31, 2019, compared to 0.43% of total loans at December 31, 2018. We had no loans greater than 90 days delinquent and still accruing at December 31, 2019 and 2018.
OREO and repossessed assets were $575,000 at both December 31, 2019 and 2018.  OREO and repossessed assets at December 31, 2019 consisted solely of a former bank branch property located in Port Angeles, Washington which was acquired in 2015 as a part of three branches purchased from another financial institution. It is currently leased to a not-for-profit organization headquartered in our market area at a below market rate. We sold one residential OREO property during 2019 resulting in a net loss of $21,000 and one residential OREO property in 2018 resulting in a net loss of $74,000.
Allowance for Loan Losses.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of evaluation in accordance with generally accepted accounting principles in the United States.  It is our best estimate of probable incurred credit losses in our loan portfolio.
The following table reflects the adjustments in our allowance during 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	2019	2018
Balance at beginning of period	$5,774	$5,241
Charge-offs	(52)	(50)
Recoveries	43	58
Net (charge-offs) recoveries	(9)	8
(Recapture) provision charged to operations	(125)	525
Balance at end of period	$5,640	$5,774
Ratio of net (charge-offs) recoveries during the period to average loans outstanding during the period	—%	—%
Allowance as a percentage of nonperforming loans	121.11%	216.50%
Allowance as a percentage of total loans (end of period)	0.91%	0.93%
Our allowance for loan losses decreased $134,000, or 2.32%, to $5.6 million at December 31, 2019, from $5.8 million at December 31, 2018. We recorded a recapture from the allowance for loan losses of $125,000 for the year ended December 31, 2019, compared to a provision for loan losses of $525,000 for the year ended December 31, 2018. The recapture in the current year was due to changes in the composition and size of our loan portfolio during the year.

Specific loan loss reserves decreased to $724,000 at December 31, 2019 compared to $736,000 at December 31, 2018, while general loan loss reserves stayed consistent at $4.0 million at December 31, 2019 and 2018, respectively, and the unallocated reserve decreased to $948,000 at December 31, 2019, compared to $1.0 million at December 31, 2018.
The overall decrease in the allowance for loan losses was primarily due to changes in the composition of our loan portfolio during the year, largely as a result of the sale of $16.2 million of residential loans during the first quarter of 2019. Loans individually evaluated for impairment increased to $12.4 million at December 31, 2019, compared to $5.9 million at December 31, 2018.  Net charge-offs were $9,000 for the year ended December 31, 2019, compared to net recoveries of $8,000 for the year ended December 31, 2018.  At December 31, 2019, the allowance for loan losses as a percentage of total loans and nonperforming loans was 0.91% and 121.11%, respectively, compared to 0.93% and 216.50%, respectively, at December 31, 2018.
Deposits.  Total deposits increased $63.1 million, or 11.4%, to $616.7 million at December 31, 2019 from $553.6 million at December 31, 2018. The increase was primarily due to increases in certificates of deposit, savings and money market deposits, partially offset by a $5.1 million, or 3.1% decrease in interest bearing demand deposits. The certificates of deposits increased $59.6 million, or 31.1%, to $251.4 million at December 31, 2019 from $164.9 million at December 31, 2018, savings increased $3.8 million, or 7.1%, to $57.9 million at December 31, 2019 from $54.1 million at December 31, 2018, and money market deposits increased $3.6 million, or 7.8%, to $50.3 million at December 31, 2019 from $46.7 million at December 31, 2018. The increase at December 31, 2019 compared to December 31, 2018 was a result of our effort to grow deposits, which allowed us to reduce our reliance on higher cost FHLB borrowings and stabilize our cost of funds during the year. The year over year increase in deposits included $8.0 million of brokered deposits at December 31, 2019. There were no brokered deposits outstanding at December 31, 2018.

A summary of deposit accounts with the corresponding weighted-average cost at December 31, 2019 and 2018 is presented below (dollars in thousands):

	December 31, 2019		December 31, 2018
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$94,973	—%	$93,823	—%
Interest-bearing demand	159,774	0.54	164,919	0.47
Savings	57,936	0.33	54,102	0.29
Money market	50,337	0.49	46,689	0.24
Certificates	251,387	2.23	191,825	1.58
Escrow	2,311	—	2,243	—
Total	$616,718	1.16%	$553,601	0.71%
Borrowings.  FHLB advances decreased $76.5 million, or 91.1%, to $7.5 million at December 31, 2019, with a weighted-average cost of 3.05%, from $84.0 million at December 31, 2018, with a weighted-average cost of 2.72%, as we utilized our increase in deposits for funding needs. We rely on FHLB advances to fund interest-earning assets when deposits alone cannot fully fund interest-earning asset growth.

Stockholders' Equity.  Total stockholders' equity increased $6.1 million, or 8.5%, to $77.7 million at December 31, 2019, from $71.6 million December 31, 2018. This increase primarily reflects net income of $6.7 million, stock-based compensation of $267,000, and ESOP share allocations of $395,000, partially offset by cash dividends of $1.4 million.
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

	December 31,
	2019			2018			2017
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Loans (1)	$599,944	$33,090	5.52%	$589,205	$31,881	5.41%	$508,520	$26,707	5.25%
Investments and interest bearing accounts	64,386	1,491	2.32	60,628	1,286	2.12	51,747	742	1.43
Total interest-earning assets (1)	664,330	34,581	5.21	649,833	33,167	5.10	560,267	27,449	4.90
Interest-bearing liabilities:
Savings and money market accounts	103,482	386	0.37	100,639	200	0.20	101,717	164	0.16
Demand and NOW accounts	154,738	924	0.60	170,518	874	0.51	163,009	744	0.46
Certificate accounts	235,363	5,555	2.36	174,922	2,765	1.58	157,575	2,113	1.34
Borrowings	24,406	752	3.08	69,900	1,521	2.18	29,791	347	1.16
Total interest-bearing liabilities	517,989	7,617	1.47%	515,979	5,360	1.04%	452,092	3,368	0.74
Net interest income		$26,964			$27,807			$24,081
Net interest rate spread			3.74%			4.06%			4.15%
Net earning assets	$146,341			$133,854			$108,175
Net interest margin			4.06%			4.28%			4.30%
Average interest-earning assets to average interest-bearing liabilities		128.25%			125.94%			123.93%

(1)	Calculated net of deferred loan fees, loan discounts and loans in process.

Rate/Volume Analysis
The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between changes related to outstanding balances and changes due to interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate (dollars in thousands).

	Year Ended December 31, 2019 vs. 2018			Year Ended December 31, 2018 vs. 2017
	Increase (Decrease) due to		Total Increase (Decrease)	Increase (Decrease) due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans	$592	$617	$1,209	$4,336	$618	$4,954
Investments and interest bearing accounts	87	118	205	188	356	544
Total interest-earning assets	679	735	1,414	4,524	974	5,498
Interest-bearing liabilities:
Savings and Money Market accounts	11	175	186	(2)	38	36
Demand and NOW accounts	(94)	145	51	38	92	130
Certificate accounts	1,426	1,363	2,789	274	378	652
Borrowings	(1,401)	632	(769)	873	301	1,174
Total interest-bearing liabilities	$(58)	$2,315	$2,257	$1,183	$809	$1,992
Change in net interest income			$(843)			$3,506
Comparison of Results of Operation for the Years Ended December 31, 2019 and 2018
General. Net income decreased $360,000 to $6.7 million, or $2.57 per diluted common share for the year ended December 31, 2019, from $7.0 million, or $2.74 per diluted common share for the year ended December 31, 2018. The primary reasons for the decrease in net income in 2019 compared to 2018 was due to a lower net interest income and noninterest income, partially offset by a recapture from the allowance for loan losses of $125,000.
Interest Income.  Total interest income increased by $1.4 million, or 4.3%, to $34.6 million for the year ended December 31, 2019, from $33.2 million for the year ended December 31, 2018.  Interest income on loans increased $1.2 million, or 3.8%, to $33.1 million for the year ended December 31, 2019, compared to $31.9 million for the year ended December 31, 2018, due to higher average loan balances and yields. The average loans held-for-portfolio balance was $599.9 million for the year ended December 31, 2019, compared to $589.2 million for the year ended December 31, 2018. The average yield on loans held-for-portfolio was 5.52% for the year ended December 31, 2019, compared to 5.41% for the year ended December 31, 2018. The increase in the average loan yield during 2019 was due to the change in the composition of the loan portfolio, with an increase in higher yielding commercial and multifamily real estate and construction and land loans.
Interest income on the investment portfolio increased $205,000, or 15.9%, to $1.5 million during the year ended December 31, 2019, compared to $1.3 million during the year ended December 31, 2018, due to higher average investment balance and yields in 2019.
Interest Expense.  Interest expense increased $2.3 million, or 42.1%, to $7.6 million during the year ended December 31, 2019, compared to $5.4 million during the year ended December 31, 2018 as a result of both a higher weighted average cost and balance of deposits, partially offset by a decrease in the average balance of Federal Home Loan Bank ("FHLB") borrowings.
Interest expense on deposits increased $3.0 million, or 78.8%, to $6.9 million for the year ended December 31, 2019, compared to the prior year, driven by an increase of $47.5 million, or 10.6%, in the average balance of interest-bearing deposits to $493.6 million, and a 45 basis point increase in the weighted average rate paid on interest-bearing deposits to 1.16% for the year ended

December 31, 2019, from 0.71% for the year ended December 31, 2018. The average balance of total deposits increased $52.8 million, to $590.0 million for the year ended December 31, 2019 as compared to $537.2 million for the same period in 2018.
Interest expense on FHLB borrowings decreased $769,000, or 50.6%, to $752,000 for the year ended December 31, 2019 from $1.5 million for the year ended December 31, 2018, due to a $45.5 million, or 65.1% decrease in the average balance of FHLB borrowings to $24.4 million from $69.9 million for the year ended December 31, 2018. Our overall weighted-average cost of interest-bearing liabilities was 1.47% for the year ended December 31, 2019, compared to 1.04% for the year ended December 31, 2018.
Net Interest Income.  Net interest income decreased $843,000, or 3.0%, to $27.0 million for the year ended December 31, 2019, from $27.8 million for the year ended December 31, 2018.  The decrease primarily resulted from an increase in net interest expense due to rates paid on deposits and higher average deposit balances, partially offset by increased interest income on loans and investments and decreased interest expense paid on FHLB borrowings. Our net interest margin was 4.06% for the year ended December 31, 2019, compared to 4.28% for the year ended December 31, 2018. The decrease was primarily due to yields earned on interest-earning assets declining at a faster rate than interest rates paid on interest-bearing liabilities.
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
We recorded a recapture from the allowance for loan losses of $125,000 for the year ended December 31, 2019, compared to a provision for loan losses of $525,000 for the year ended December 31, 2018. The recapture in the current year was due to changes in the composition of our loan portfolio during the year. Net loan charge-offs were $9,000 for the year ended December 31, 2019, compared to net recoveries of $8,000 for the year ended December 31, 2018.  Nonperforming loans increased $2.0 million during the year to $4.7 million at December 31, 2019, compared to $2.7 million a year ago.

Nonperforming loans to total loans increased to 0.75% at December 31, 2019 from 0.43% at December 31, 2018.  The allowance for loan losses decreased to $5.6 million at December 31, 2019 compared to $5.8 million at December 31, 2018.  See "- Comparison of Financial Condition at December 31, 2019 and December 31, 2018 – Delinquencies and Nonperforming Assets" for more information on nonperforming loans in 2019.
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
Noninterest Income.  Noninterest income decreased $260,000, or 6.1%, to $4.0 million for the year ended December 31, 2019, as compared to $4.3 million for the year ended December 31, 2018 as reflected below (dollars in thousands):

	Year Ended December 31,		Amount	Percent
	2019	2018	Change	Change
Service charges and fee income	$1,954	$1,876	$78	4.2%
Earnings on cash surrender value of bank owned life insurance	381	320	61	19.1
Mortgage servicing income	1,002	1,075	(73)	(6.8)
Fair value adjustment on mortgage servicing rights	(760)	(513)	(247)	48.1
Net gain on sale of loans	1,449	1,038	411	39.6
Other income	—	490	(490)	NM
Total noninterest income	$4,026	$4,286	$(260)	(6.1)%
NM = not meaningful

The decrease in noninterest income from one year ago was primarily due to a $247,000 decrease in the mark-to-market adjustment on fair value of mortgage servicing rights during the year ended December 31, 2019, combined with one-time proceeds of $490,000 recognized in other noninterest income from the sale of Visa B Shares during year ended December 31, 2018. The decrease was partially offset by a $411,000 increase in the net gain on sale of loans.

Noninterest Expense.  Noninterest expense remained relatively flat, decreasing $38,000, or 0.2%, to $22.8 million for the year ended December 31, 2019, from the year ended December 31, 2018, as reflected below (dollars in thousands):

	Year Ended December 31,		Amount	Percent
	2019	2018	Change	Change
Salaries and benefits	$12,402	$12,775	$(373)	(2.9)%
Operations	5,905	5,472	433	7.9
Regulatory assessments	279	432	(153)	(35.4)
Occupancy	2,060	2,139	(79)	(3.7)
Data processing	2,104	1,919	185	9.6
Losses and expenses on OREO and repossessed assets	35	86	(51)	(59.3)
Total noninterest expense	$22,785	$22,823	$(38)	(0.2)%
Salaries and benefits decreased $373,000 as a result of lower commissions on loan originations paid during the year and regulatory assessments decreased $153,000 as a result of a small bank credit awarded by the Federal Deposit Insurance Corporation ("FDIC"). These decreases were partially offset by a $433,000 increase in operations expense and $185,000 increase in data processing expense. Operations expense increased due to increases in marketing and adverting expense of $133,000, wire fraud expenses of $114,000, travel and conference expense of $88,000, charitable contributions of $81,000 and consulting expenses of $37,000.

The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, for the year ended December 31, 2019 was 73.52%, compared to 71.12% for the year ended December 31, 2018. The increase in the efficiency ratio compared to the prior year was primarily due to higher interest expense on deposits.
Income Tax Expense. The provision for income taxes decreased $55,000, or 3.2% to $1.7 million for the year ended December 31, 2019, compared to the year ended December 31, 2018 due to a decrease in taxable net income. The effective tax rates for the years ended December 31, 2019 and 2018 were 19.8% and 19.5%, respectively.

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
We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet demands for client funds (particularly withdrawals of deposits).  At December 31, 2019, we had $65.1 million in cash and investment securities available for sale and $1.1 million in loans held-for-sale. We can also obtain funds from borrowings, primarily FHLB advances.  At December 31, 2019, we had the ability to borrow an additional $217.8 million in FHLB advances, subject to certain collateral requirements and we had access to additional borrowings of $41.7 million through the Federal Reserve's Discount Window, subject to certain collateral requirements. In addition, we also had available $20.0 million of credit facilities with other financial institutions, with no balance outstanding at December 31, 2019 or 2018.
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
As disclosed in our Consolidated Statements of Cash Flows in Item 8 of this Annual Report on Form 10-K, cash and cash equivalents decreased $6.0 million to $55.8 million as of December 31, 2019, from $61.8 million at December 31, 2018.  Net cash provided by operating activities was $11.1 million for the year ended December 31, 2019.  Net cash of $5.8 million was used in investing activities for the year ended December 31, 2019 and consisted principally of purchase of investment securities. There was $11.3 million of cash used in financing activities for the year ended December 31, 2019 which primarily consisted of a $76.5 million net decrease in FHLB advances, partially offset by a $63.1 million increase in deposits.
Sound Financial Bancorp is a separate legal entity from Sound Community Bank and must provide for its own liquidity.  In addition to its own operating expenses (many of which are paid to Sound Community Bank), Sound Financial Bancorp is responsible for paying any dividends declared to its stockholders, and interest and principal on outstanding debt.  Sound Financial Bancorp's primary source of funds is dividends from Sound Community Bank, which are subject to regulatory limits.  At December 31, 2019 Sound Financial Bancorp, on an unconsolidated basis, had $2.7 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.
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
We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At December 31, 2019, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $86.0 million.  Certificates of deposit scheduled to mature in one year or less at December 31, 2019, totaled $86.6 million.  It is management's policy to offer deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe that a majority of maturing deposits will remain with us. See also the Consolidated Statements of Cash Flows, included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K, for further information.

Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage clients' requests for funding and take the form of loan commitments and lines of credit.  For the year ended December 31, 2019, we did not engage in any off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet loan commitments at December 31, 2019, is as follows (in thousands):

Off-balance sheet loan commitments:	Amount
Residential mortgage commitments	$4,968
Unfunded construction commitments	40,181
Unused lines of credit	39,605
Irrevocable letters of credit	1,240
Total loan commitments	$85,994
Capital
Sound Community Bank is subject to minimum capital requirements imposed by regulations of the FDIC.  Based on its capital levels at December 31, 2019, Sound Community Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at December 31, 2019, Sound Community Bank was considered to be well-capitalized. Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank's "well-capitalized" status. For additional details see Note 15 in the Notes to Consolidated Financial Statements contained in "Item 8.  Financial Statements and Supplementary Data" and "Item 1. "Business - How We Are Regulated—Regulation of Sound Community Bank—Capital Rules" of this Form 10-K.
The following table shows the capital ratios of Sound Community Bank at December 31, 2019 (dollars in thousands):

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital to average total adjusted assets (1)	$74,031	10.22%	$28,981	4.0%	$36,226	5.0%
Common Equity Tier 1 to risk-weighted assets (2)	74,031	12.07	27,601	4.5	39,868	6.5
Tier 1 Capital to risk-weighted assets (2)	74,031	12.07	36,801	6.0	49,068	8.0
Total Capital to risk-weighted assets (2)	$79,974	13.04%	$49,068	8.0%	$61,335	10.0%

(1)	Based on total adjusted assets of $724,527 at December 31, 2019.

(2)	Based on risk-weighted assets of $613,354 at December 31, 2019.

In addition to the minimum CET1, Tier 1 and total capital ratios, Sound Financial Bancorp and Sound Community Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At December 31, 2019, the conservation buffer requirement was 2.50% and the Bank's actual conservation buffer was 5.04%.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations. If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2019, Sound Financial Bancorp would have exceeded all regulatory capital requirements. The estimated regulatory capital ratios calculated for Sound Financial Bancorp as of December 31, 2019 were 9.55% for Tier 1

Capital to total adjusted assets (leverage ratio), 11.08% for both Common Equity Tier 1 risk-based capital, and Tier 1 Capital to risk-based assets, and 11.94% for Total Capital to risk weighted assets.

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
As part of our efforts to monitor and manage interest rate risk, we maintain an interest rate risk model and utilize software and resources provided by a third party. The model contains several assumptions that are based upon a combination of proprietary and market data that reflect historical results and current market conditions. These assumptions relate to interest rates, prepayments, deposit decay rates and the market value of certain assets under the various interest rate scenarios. The model's capital at risk measure, also known as the Economic Value of Equity ("EVE"), evaluates the change in the projected EVE over a two-year period given an immediate increase or decrease in interest rates. The EVE presents a hypothetical valuation of equity and is defined as the present value of projected asset cash flows less the present value of projected liability cash flows. EVE values only the current position of the balance sheet at December 31, 2019, and therefore does not incorporate any new business assumptions that might be inherent in a simulation of net interest income. The following table projections assume instantaneous parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and downward of the yield curve 100 and 200 basis points occurring immediately. Given that the targeted Federal Funds Rate at December 31, 2019 was a range of 1.50 to 1.75%, a 300 and 400 basis point reduction in rates is not reported. Management and the Board of Directors review these measurements on a quarterly basis to determine whether our interest rate exposure is within the limits established by the Board of Directors.
Our asset/liability management strategy dictates acceptable limits on the amounts of change in given changes in interest rates. For interest rate increases of 100, 200, 300 and 400 basis points, our internal policy states that our EVE percentage change should not decrease greater than 10%, 20%, 25% and 30%, respectively and that our EVE ratio should not fall below 9%, 8%, 6% and 5%, respectively. For interest rate decreases of 100 and 200 basis points, our internal policy states that our EVE percentage change should not decrease greater than 10% and 20%, respectively, and that our EVE ratio should not fall below 9% and 8%, respectively.
As indicated in the following table (dollars in thousands), our EVE shows an asset sensitive position at December 31, 2019 due to the duration of our interest-bearing liabilities exceeding our interest-earning assets. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.

December 31, 2019
Change in Interest Rates in Basis Points (bps)	Economic Value of Equity			EVE Ratio %
	$ Amount	$ Change	% Change
+400	$84,853	$13,006	18.10%	12.8%
+300	83,330	11,483	15.98	12.4
+200	81,065	9,219	12.83	11.8
+100	77,406	5,560	7.74	11.1
0	71,846	—	—	10.1
-100	64,849	(6,998)	(9.74)	9.0
-200	$55,719	$(16,127)	(22.45)%	7.6%
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Sound Financial Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sound Financial Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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
March 12, 2020

We have served as the Company’s auditor since 2002.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$55,770	$61,810
Available-for-sale securities, at fair value	9,306	4,957
Loans held-for-sale	1,063	1,172
Loans held for portfolio	619,887	619,543
Allowance for loan losses	(5,640)	(5,774)
Total loans held for portfolio, net	614,247	613,769
Accrued interest receivable	2,206	2,287
Bank-owned life insurance, net	14,183	13,365
Other real estate owned ("OREO") and repossessed assets, net	575	575
Mortgage servicing rights, at fair value	3,239	3,414
Federal Home Loan Bank ("FHLB") stock, at cost	1,160	4,134
Premises and equipment, net	6,767	7,044
Lease right of use assets	7,641	—
Other assets	3,696	4,208
Total assets	$719,853	$716,735
LIABILITIES
Deposits
Interest-bearing	$519,434	$457,535
Noninterest-bearing demand	97,284	96,066
Total deposits	616,718	553,601
Borrowings	7,500	84,000
Accrued interest payable	226	137
Lease liabilities	8,010	—
Other liabilities	8,368	6,681
Advance payments from borrowers for taxes and insurance	1,305	689
Total liabilities	642,127	645,108
COMMITMENTS AND CONTINGENCIES (NOTE 17 and 20)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,567,389 and 2,544,059 issued and outstanding as of December 31, 2019 and 2018, respectively	25	25
Additional paid-in capital	26,343	25,663
Unearned shares - Employee Stock Ownership Plan ("ESOP")	(227)	(340)
Retained earnings	51,410	46,165
Accumulated other comprehensive income, net of tax	175	114
Total stockholders' equity	77,726	71,627
Total liabilities and stockholders' equity	$719,853	$716,735
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018
INTEREST INCOME
Loans, including fees	$33,090	$31,881
Interest and dividends on investments, cash and cash equivalents	1,491	1,286
Total interest income	34,581	33,167
INTEREST EXPENSE
Deposits	6,865	3,839
Borrowings	752	1,521
Total interest expense	7,617	5,360
Net interest income	26,964	27,807
(RECAPTURE) PROVISION FOR LOAN LOSSES	(125)	525
Net interest income after (recapture) provision for loan losses	27,089	27,282
NONINTEREST INCOME
Service charges and fee income	1,954	1,876
Earnings on cash surrender value of bank-owned life insurance	381	320
Mortgage servicing income	1,002	1,075
Fair value adjustment on mortgage servicing rights	(760)	(513)
Net gain on sale of loans	1,449	1,038
Other income	—	490
Total noninterest income	4,026	4,286
NONINTEREST EXPENSE
Salaries and benefits	12,402	12,775
Operations	5,905	5,472
Regulatory assessments	279	432
Occupancy	2,060	2,139
Data processing	2,104	1,919
Net loss and expenses on OREO and repossessed assets	35	86
Total noninterest expense	22,785	22,823
Income before provision for income taxes	8,330	8,745
Provision for income taxes	1,651	1,706
Net income	$6,679	$7,039
Earnings per common share:
Basic	$2.63	$2.82
Diluted	$2.57	$2.74
Weighted average number of common shares outstanding:
Basic	2,527,329	2,498,161
Diluted	2,583,312	2,567,165
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2019	2018
Net income	$6,679	$7,039
Available for sale securities:
Unrealized gains arising during the year	78	7
Income tax expense related to unrealized gains	(17)	(2)
Other comprehensive income, net of tax	61	5
Comprehensive income	$6,740	$7,044
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders' Equity
Balance at December 31, 2018	2,544,059	$25	$25,663	$(340)	$46,165	$114	$71,627
Net income					6,679		6,679
Other comprehensive income, net of tax						61	61
Share-based compensation			267				267
Restricted stock awards issued	15,925						—
Cash dividends on common stock ($0.56 per share)					(1,434)		(1,434)
Common stock surrendered	(3,487)						—
Restricted shares forfeited	(880)						—
Common stock options exercised	11,772		131				131
Allocation of ESOP shares			282	113			395
Balance at December 31, 2019	2,567,389	$25	$26,343	$(227)	$51,410	$175	$77,726

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders' Equity
Balance at December 31, 2017	2,511,127	$25	$24,986	$(453)	$40,493	$109	$65,160
Net income					7,039		7,039
Other comprehensive loss, net of tax			(22)			5	(17)
Share-based compensation			273				273
Restricted stock awards issued	323						—
Cash dividends on common stock ($0.54 per share)					(1,367)		(1,367)
Common stock repurchased	(16,314)						—
Restricted shares forfeited	(343)						—
Common stock options exercised	49,266		118				118
Allocation of ESOP shares			308	113			421
Balance at December 31, 2018	2,544,059	$25	$25,663	$(340)	$46,165	$114	$71,627

See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,679	$7,039
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net premiums/discounts on investments	50	41
(Recapture) provision for loan losses	(125)	525
Depreciation and amortization	931	989
Compensation expense related to stock options and restricted stock	267	273
Change in fair value of mortgage servicing rights	760	513
Change in right of use assets amortization	592	—
Change in lease liabilities	(480)	—
Increase in cash surrender value of BOLI	(381)	(320)
Net change in advances from borrowers for taxes and insurance	616	54
Deferred income tax	(267)	69
Net gain on sale of loans	(1,449)	(1,038)
Proceeds from sale of loans held-for-sale	78,214	49,121
Originations of loans held-for-sale	(77,241)	(47,979)
Net loss on OREO and repossessed assets	21	74
Change in operating assets and liabilities:
Accrued interest receivable	81	(310)
Other assets	762	505
Accrued interest payable	89	60
Other liabilities	1,944	709
Net cash provided by operating activities	11,063	10,325
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available for sale securities	845	416
Purchases of available for sale securities	(5,166)	—
Net increase in loans	(847)	(70,995)
Purchase of BOLI	(437)	(295)
Proceeds from sale of OREO and other repossessed assets	473	16
Purchases of premises and equipment, net	(654)	(641)
Net cash used in investing activities	(5,786)	(71,499)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	63,117	39,201
Proceeds from borrowings	166,800	262,000
Repayment of borrowings	(243,300)	(237,000)
FHLB stock redeemed (purchased)	2,974	(1,069)
ESOP shares released	395	421
Proceeds from common stock option exercises	131	118
Dividends paid on common stock	(1,434)	(1,367)
Net cash (used in) provided by financing activities	(11,317)	62,304
Net (decrease) increase in cash and cash equivalents	(6,040)	1,130
Cash and cash equivalents, beginning of year	61,810	60,680
Cash and cash equivalents, end of year	$55,770	$61,810

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes	$915	$2,670
Interest paid on deposits and borrowings	7,528	5,300
Noncash net transfer from loans to OREO and repossessed assets	494	55
Leases right of use assets obtained in exchange for operating lease liabilities:
Right of use assets	8,490	—
Lease Liabilities	$8,233	$—
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
Subsequent events – The Company has evaluated subsequent events for potential recognition and disclosure. See Note 21 in the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K.
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
Investment securities – Investment securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale ("AFS"), or (3) trading. The Company had no held-to-maturity or trading securities at December 31, 2019 or 2018. AFS securities consist of debt securities that the Company has the intent and ability to hold for an indefinite period, but not necessarily to maturity. Such securities may be sold to implement the Company's asset/liability management strategies and/or in response to changes in interest rates and similar factors. AFS securities are reported at fair value. Dividend and interest income are recognized when earned.
Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in accumulated other comprehensive income (loss) on AFS securities in the consolidated balance sheets. Realized gains and losses on AFS securities, determined using the specific identification method, are included in earnings. Amortization of premiums and accretion of discounts are recognized as adjustments to interest income using the interest method over the period to the earlier of call date or maturity.
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
All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current, future payments are reasonably assured and payments have been received for six consecutive months.
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
Federal Home Loan Bank stock – The Company is a member of the Federal Home Loan Bank of Des Moines ("FHLB"). FHLB stock represents the Company's investment in the FHLB and is carried at par value, which reasonably approximates its fair value. As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2019 and 2018, the Company's minimum required investment in FHLB stock was $1.2 million and $4.1 million, respectively. Typically, the Company may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

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
Leases – We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Additionally, for equipment leases, we apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

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
Advertising costs – The Company expenses advertising costs as they are incurred. Advertising costs, including other marketing expenses were $376,000 and $244,000 for the years ended December 31, 2019 and 2018, respectively.
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
Intangible assets – At December 31, 2019 and 2018, the Company had $158,000 and $209,000, respectively, of identifiable intangible assets included in other assets as a result of the acquisition of deposits from other institutions. These assets are amortized using the straight-line method over a period of 8-10 years and have a remaining weighted average life of 5.2 years. Management reviews intangible assets for impairment on an annual basis. No impairment losses have been recognized in the periods presented.
Employee stock ownership plan (ESOP) – The Company sponsors a leveraged ESOP. As shares are committed to be released, compensation expense is recorded equal to the market price of the shares, and the shares become outstanding for purposes of earnings per share calculations. Cash dividends on allocated shares (those credited to ESOP participants' accounts) are recorded as a reduction of stockholders' equity and distributed directly to participants' accounts. Cash dividends on unallocated shares

(those held by the ESOP not yet credited to participants' accounts) are used to pay administrative expenses and debt service requirements of the ESOP. See Note 13 – Employee Benefits for further information. At December 31, 2019, there were 22,680 unallocated shares in the plan. Shares released on December 31, 2019 totaled 11,340 and will be credited to plan participants' accounts in 2020.
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
Earnings Per Common Share – Earnings per share ("EPS") is computed using the two-class method. Basic EPS is computed by dividing net income available to common shares by the weighted average number of common shares outstanding during the period, excluding any participating securities. Participating securities include unvested restricted shares. Unvested restricted shares are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as the holders of the Company's common stock. Diluted EPS is computed by dividing net income available to common stockholders adjusted for reallocation of undistributed earnings of unvested restricted shares by the weighted average number of common shares determined for the basic EPS plus the dilutive effect of common stock equivalents using the treasury stock method based on the average market price for the period. Some stock options are anti-dilutive and therefore are not included in the calculation of diluted EPS.
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

Note 2 – Accounting Pronouncements Recently Issued or Adopted
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). This ASU simplifies the accounting for income taxes by removing the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items, removing the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, and removing the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU modifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Disclosure requirements removed from FASB Subtopic 715-20 include the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, the amount and timing of plan assets expected to be returned to the employer, related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan, and, for public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic benefit costs and benefit obligation for postretirement health care benefits. Disclosure requirements added to FASB Subtopic 715-20 include the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates, and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. This ASU is effective for fiscal years ending after December 15, 2020. The Company does not expect the adoption of ASU 2018-14 to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement . This ASU modifies the disclosure requirements on fair value measurements by removing the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. This ASU clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The ASU adds disclosure requirements for Level 3 measurements, including changes in unrealized gains and losses for the period included in other comprehensive income for the recurring Level 3 fair value measurements held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.  Amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for any removed or modified disclosures. The adoption of ASU 2018-13 is not expected to have a material impact on the Company's consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. The FASB issued ASU 2019-10, Financial Instruments- Credit Losses (Topic 326), delaying implementation of ASU 2016-13 for SEC smaller reporting company filers until fiscal year beginning after December 15, 2022. The Bank meets the requirements of a smaller reporting company and will delay implementation of ASU 2016-13.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize, on the balance sheet, the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements. This ASU amended the new leases standard to give entities another option for transition and to provide lessors with a practical expedient. The transition option allows entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. The practical expedient provides lessors with an option to not separate non-lease components from the associated lease components when certain criteria are met and requires them to account for the combined component in accordance with the new revenue standard if the associated non-lease components are the predominant components. The Company adopted these ASUs on January 1, 2019. In March 2019, FASB issued ASU 2019-01, Leases (Topic 842), Codification Improvements. The amendments in this ASU include determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, requiring cash received from lessors from sales-type and direct financing leases to be presented in the cash flow statement within investing activities, and clarifying interim disclosure requirements. The effective date and transition requirements for the first and second items of this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 and early adoption is permitted. We have adopted the third item of this ASU and provided the required annual disclosures in this report.  Refer to Note 20 - Leases for further information.

Note 3 – Restricted Cash
Federal Reserve Board regulations require that the Company maintain certain minimum reserve balances either as cash on hand or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The reserve balances were $12.4 million and $13.8 million at December 31, 2019 and 2018, respectively.

Note 4 – Investments
The amortized cost and fair value of AFS securities and the corresponding amounts of gross unrealized gains and losses at December 31, 2019 and 2018 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019
Municipal bonds	$3,197	$173	$—	$3,370
Agency mortgage-backed securities	5,888	56	(8)	5,936
Total	$9,085	$229	$(8)	$9,306

December 31, 2018
Municipal bonds	$3,218	$122	$(23)	$3,317
Agency mortgage-backed securities	1,594	46	—	1,640
Total	$4,812	$168	$(23)	$4,957
The amortized cost and fair value of AFS securities at December 31, 2019, by contractual maturity, are shown below (in thousands). Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	December 31, 2019
	Amortized Cost	Fair Value	Weighted-Average Yield
Due within one year	$1,052	$1,053	1.55%
Due in one to five years	492	505	2.83
Due after five to ten years	459	496	4.77
Due after ten years	1,194	1,315	5.43
Mortgage-backed securities	5,888	5,937	3.07
Total	$9,085	$9,306	3.28%
There were no pledged securities at December 31, 2019 and 2018. There were no sales of AFS securities during the years ended December 31, 2019 and 2018.

The following tables summarize the aggregate fair value and gross unrealized loss by length of time of those investments that have been in a continuous unrealized loss position at December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$3,387	(8)	—	—	3,387	(8)
Total	$3,387	$(8)	$—	$—	$3,387	$(8)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$—	$—	$1,283	$(23)	$1,283	$(23)
Total	$—	$—	$1,283	$(23)	$1,283	$(23)
There were no credit losses recognized in earnings during the years ended December 31, 2019 and 2018 relating to the Company's securities.
At December 31, 2019, the securities portfolio consisted of 13 agency mortgage-backed securities and eight municipal securities with a fair value of $9.3 million. At December 31, 2018, the securities portfolio consisted of six agency mortgage-backed securities and eight municipal bonds with a fair value of $5.0 million. At December 31, 2019, there were five agency securities in an unrealized loss position for less than 12 months, and there were no securities in an unrealized loss position for more than 12 months. At December 31, 2018, there were no securities in an unrealized loss position for less than 12 months, and there were three municipal securities in an unrealized loss position for more than 12 months. For both the 2019 and 2018 periods, the unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. The unrealized losses on these investments are not considered other-than-temporary impairment ("OTTI") during the years ended December 31, 2019 and 2018, because the decline in fair value is not attributable to credit quality and because we do not intend, and it is not likely that we will be required, to sell these securities before recovery of their amortized cost basis.

Note 5 – Loans
The composition of the loan portfolio, excluding loans held-for-sale, at December 31, 2019 and 2018 is as follows (in thousands):

	At December 31,
	2019	2018
Real estate loans:
One-to-four family	$149,393	$169,830
Home equity	23,845	27,655
Commercial and multifamily	261,268	252,644
Construction and land	75,756	65,259
Total real estate loans	510,262	515,388
Consumer loans:
Manufactured homes	20,613	20,145
Floating homes	43,799	40,806
Other consumer	8,302	6,628
Total consumer loans	72,714	67,579
Commercial business loans	38,931	38,804
Total loans	621,907	621,771
Deferred fees	(2,020)	(2,228)
Total loans, gross	619,887	619,543
Allowance for loan losses	(5,640)	(5,774)
Total loans, net	$614,247	$613,769
The following table presents the balance in the allowance for loan losses and the unpaid principal balance in loans, net of partial charge-offs by portfolio segment and based on impairment method as of December 31, 2019 (in thousands):

	Allowance: Individually evaluated for impairment	Allowance: Collectively evaluated for impairment	Ending balance	Loans held for investment: Individually evaluated for impairment	Loans held for investment: Collectively evaluated for impairment	Ending balance

One-to-four family	$205	$915	$1,120	$8,620	$140,773	$149,393
Home equity	25	153	178	335	23,510	23,845
Commercial and multifamily	—	1,696	1,696	353	260,915	261,268
Construction and land	7	485	492	1,215	74,541	75,756
Manufactured homes	349	131	480	440	20,173	20,613
Floating homes	—	283	283	290	43,509	43,799
Other consumer	54	58	112	143	8,159	8,302
Commercial business	84	247	331	997	37,934	38,931
Unallocated	—	948	948	—	—	—
Total	$724	$4,916	$5,640	$12,393	$609,514	$621,907

The following table presents the balance in the allowance for loan losses and the unpaid principal balance in loans, net of partial charge-offs by portfolio segment and based on impairment method as of December 31, 2018 (in thousands):

	Allowance: Individually evaluated for impairment	Allowance: Collectively evaluated for impairment	Ending balance	Loans held for investment: Individually evaluated for impairment	Loans held for investment: Collectively evaluated for impairment	Ending balance

One-to-four family	$228	$1,086	$1,314	$2,760	$167,070	$169,830
Home equity	25	177	202	440	27,215	27,655
Commercial and multifamily	—	1,638	1,638	702	251,942	252,644
Construction and land	8	423	431	163	65,096	65,259
Manufactured homes	299	128	427	424	19,721	20,145
Floating homes	—	265	265	—	40,806	40,806
Other consumer	64	48	112	157	6,471	6,628
Commercial business	112	244	356	1,192	37,612	38,804
Unallocated	—	1,029	1,029	—	—	—
Total	$736	$5,038	$5,774	$5,838	$615,933	$621,771

The following table summarizes the activity in the allowance for loan losses for the year ended December 31, 2019 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	(Recapture)/ Provision	Ending Allowance
One-to-four family	$1,314	$—	$6	$(200)	$1,120
Home equity	202	—	10	(34)	178
Commercial and multifamily	1,638	—	—	58	1,696
Construction and land	431	—	—	61	492
Manufactured homes	427	—	—	53	480
Floating homes	265	—	—	18	283
Other consumer	112	(52)	24	28	112
Commercial business	356	—	3	(28)	331
Unallocated	1,029	—	—	(81)	948
	$5,774	$(52)	$43	$(125)	$5,640

The following table summarizes the activity in the allowance for loan losses for the year ended December 31, 2018 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	(Recapture)/ Provision	Ending Allowance
One-to-four family	$1,436	$—	$1	$(123)	$1,314
Home equity	293	(7)	44	(128)	202
Commercial and multifamily	1,250	—	—	388	1,638
Construction and land	378	—	—	53	431
Manufactured homes	355	(12)	—	84	427
Floating homes	169	—	—	96	265
Other consumer	80	(31)	12	51	112
Commercial business	372	—	1	(17)	356
Unallocated	908	—	—	121	1,029
	$5,241	$(50)	$58	$525	$5,774
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
The following table represents the internally assigned grades as of December 31, 2019, by type of loan (in thousands):

	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$138,900	$23,206	$256,139	$68,268	$20,204	$43,509	$8,250	$35,347	$593,823
Watch	—	—	217	2,634	124	—	—	378	3,353
Special Mention	2,484	—	2,178	3,677	—	—	—	1,649	9,988
Substandard	8,009	639	2,734	1,177	285	290	52	1,557	14,743
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$149,393	$23,845	$261,268	$75,756	$20,613	$43,799	$8,302	$38,931	$621,907

The following table represents the internally assigned grades as of December 31, 2018, by type of loan (in thousands):

	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$163,655	$27,150	$246,907	$55,916	$19,860	$40,806	$6,576	$35,876	$596,746
Watch	—	—	1,139	5,968	—	—	—	689	7,796
Special Mention	—	—	2,497	3,252	—	—	—	367	6,116
Substandard	6,175	505	2,101	123	285	—	52	1,872	11,113
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$169,830	$27,655	$252,644	$65,259	$20,145	$40,806	$6,628	$38,804	$621,771
Nonaccrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are automatically placed on nonaccrual once the loan is 90 days past due or if, in management's opinion, the borrower may be unable to meet payment of obligations as they become due, as well as when required by regulatory provisions.

The following table presents the recorded investment in nonaccrual loans as of December 31, 2019 and 2018, by type of loan (in thousands):

	2019	2018
One-to-four family	$2,090	$1,075
Home equity	261	360
Commercial and multifamily	353	534
Construction and land	1,177	123
Manufactured homes	226	214
Floating homes	290	—
Commercial business	260	235
Total	$4,657	$2,541

The following table represents the aging of the recorded investment in past due loans as of December 31, 2019, by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$789	$105	$1,810	$—	$2,704	$146,689	$149,393
Home equity	81	161	197	—	439	23,406	23,845
Commercial and multifamily	1,742	—	353	—	2,095	259,173	261,268
Construction and land	3,340	1,100	50	—	4,490	71,266	75,756
Manufactured homes	324	43	125	—	492	20,121	20,613
Floating homes	297	250	290	—	837	42,962	43,799
Other consumer	19	2	—	—	21	8,281	8,302
Commercial business	226	—	162	—	388	38,543	38,931
Total	$6,818	$1,661	$2,987	$—	$11,466	$610,441	$621,907

The following table represents the aging of the recorded investment in past due loans as of December 31, 2018, by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$1,362	$167	$514	$—	$2,043	$167,787	$169,830
Home equity	298	149	284	—	731	26,924	27,655
Commercial and multifamily	139	—	353	—	492	252,152	252,644
Construction and land	650	—	50	—	700	64,559	65,259
Manufactured homes	78	129	199	—	406	19,739	20,145
Floating homes	—	—	—	—	—	40,806	40,806
Other consumer	11	5	—	—	16	6,612	6,628
Commercial business	228	177	122	—	527	38,277	38,804
Total	$2,766	$627	$1,522	$—	$4,915	$616,856	$621,771
Nonperforming Loans. Loans are considered nonperforming when they are placed on nonaccrual.
The following table represents the credit risk profile based on payment activity as of December 31, 2019, by type of loan (in thousands):

	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Performing	$147,303	$23,584	$260,915	$74,579	$20,387	$43,509	$8,302	$38,671	$617,250
Nonperforming	2,090	261	353	1,177	226	290	—	260	4,657
Total	$149,393	$23,845	$261,268	$75,756	$20,613	$43,799	$8,302	$38,931	$621,907

The following table represents the credit risk profile based on payment activity as of December 31, 2018, by type of loan (in thousands):

	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Performing	$168,755	$27,295	$252,110	$65,136	$19,931	$40,806	$6,628	$38,569	$619,230
Nonperforming	1,075	360	534	123	214	—	—	235	2,541
Total	$169,830	$27,655	$252,644	$65,259	$20,145	$40,806	$6,628	$38,804	$621,771
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

Impaired loans at December 31, 2019 and 2018, by type of loan were as follows (in thousands):

	December 31, 2019
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$8,748	$7,236	$1,384	$8,620	$205
Home equity	335	256	79	335	25
Commercial and multifamily	353	353	—	353	—
Construction and land	1,215	1,177	38	1,215	7
Manufactured homes	445	46	394	440	349
Floating homes	290	290	—	290	—
Other consumer	143	—	143	143	54
Commercial business	997	714	283	997	84
Total	$12,526	$10,072	$2,321	$12,393	$724

	December 31, 2018
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$2,894	$1,085	$1,675	$2,760	$228
Home equity	520	359	81	440	25
Commercial and multifamily	702	702	—	702	—
Construction and land	163	123	40	163	8
Manufactured homes	430	—	424	424	299
Other consumer	156	—	157	157	64
Commercial business	1,192	659	533	1,192	112
Total	$6,057	$2,928	$2,910	$5,838	$736
The following table provides the average recorded investment and interest income on impaired loans for the year ended December 31, 2019 and 2018, by type of loan (in thousands):

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to-four family	$4,788	$280	$4,704	$214
Home equity	1,109	19	740	29
Commercial and multifamily	888	19	2,564	140
Construction and land	462	156	726	95
Manufactured homes	456	39	414	35
Floating homes	58	16	—	—
Other consumer	155	8	169	9
Commercial business	1,082	56	1,854	140
Total	$8,998	$593	$11,171	$662

Forgone interest on nonaccrual loans was $370,000 and $172,000 for the year ended December 31, 2019 and 2018, respectively. There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual, TDR or impaired at December 31, 2019 and 2018.
Troubled debt restructurings. Loans classified as TDRs totaled $7.9 million and $2.8 million at December 31, 2019 and 2018, respectively, and are included in impaired loans.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind. The Company has granted, in its TDRs, a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:
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
There were eight loans totaling $5.7 million, that were modified as a TDR during the year ended December 31, 2019. The following TDR loans were paid off during the year ended December 31, 2019: three one-to-four family residential loans totaling $262,000 and three home equity loans totaling $165,000, one manufactured home loan totaling $19,000 and one land loan totaling $4,000.
There was one TDR totaling $49,000 for which there was a payment default within the first 12 months of modification during the year ended December 31, 2019. There were three TDRs totaling $362,000 for which there was a payment default within the first 12 months of modification during the year ended December 31, 2018.
In the ordinary course of business, the Company makes loans to its employees, officers and directors.  Certain loans to employees, officers and directors are offered at discounted rates as compared to other clients as permitted by federal regulations. Employees, officers, and directors are eligible for mortgage loans with an adjustable rate that resets annually to 1.0% - 1.5% over the rolling cost of funds. Employees, officers and directors are also eligible for consumer loans that are 1.0% below the market loan rate at the time of origination. Director and officer loans are summarized as follows (in thousands):

	December 31,
	2019	2018
Balance, beginning of period	$3,370	$4,012
Advances	88	291
New / (reclassified) loans, net (1)	515	(526)
Repayments	(748)	(407)
Balance, end of period	$3,225	$3,370
(1) Reclassified loans relate to changes in related parties during the year.
At December 31, 2019 and 2018, loans totaling $19.9 million and $5.8 million, respectively, represented real estate secured loans that had current loan-to-value ratios above supervisory guidelines.

Note 6 – Mortgage Servicing Rights
The Company’s mortgage servicing rights portfolio totaled $377.3 million at December 31, 2019, compared to $378.7 million at December 31, 2018. Of this total balance, the unpaid principal balance of loans serviced for Federal National Mortgage Association (“Fannie Mae”) at December 31, 2019 and 2018 was $363.3 million and $376.5 million, respectively. The unpaid principal balances of loans serviced for other financial institutions at December 31, 2019 and 2018, totaled $14.0 million and $2.2 million, respectively. Loans serviced for Fannie Mae and others are not included in the Company’s financial statements as they are not assets of the Company.

A summary of the change in the balance of mortgage servicing assets at December 31, 2019 and 2018 were as follows (in thousands):

	At December 31,
	2019	2018
Beginning balance, at fair value	$3,414	$3,426
Servicing rights that result from transfers and sale of financial assets	585	481
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(760)	(493)
Ending balance, at fair value	$3,239	$3,414
(1) Represents changes due to collection/realization of expected cash flows and curtailments.

The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	At December 31,
	2019	2018
Prepayment speed (Public Securities Association "PSA" model)	187%	123%
Weighted-average life	6.2 years	7.7 years
Yield to maturity discount rate	12.5%	12.5%
The amount of contractually specified servicing, late and ancillary fees earned on the mortgage servicing rights are included in mortgage servicing income on the Consolidated Statements of Income and totaled $1.0 million and $1.1 million, for the years ended December 31, 2019 and 2018, respectively.

Note 7 – Premises and Equipment
Premises and equipment at December 31, 2019 and 2018 are summarized as follows (in thousands):

	At December 31,
	2019	2018
Land	$920	$920
Buildings and improvements	7,067	6,393
Furniture and equipment	5,163	5,203
Less: Accumulated depreciation and amortization	(6,383)	(5,472)
Premises and equipment, net	$6,767	$7,044
Depreciation and amortization expense was $931,000 and $989,000, for the years ended December 31, 2019 and 2018, respectively.
The Company leases office space in several buildings. Generally, operating leases contain renewal options and provisions requiring the Company to pay property taxes and operating expenses over base period amounts. All rental payments are dependent only upon the lapse of time.

The total rental expense for the years ended December 31, 2019 and 2018 for all facilities leased under operating leases was approximately $1.2 million and $1.4 million, respectively.

Note 8 – Other Real Estate Owned and Repossessed Assets
The following table presents activity related to OREO and other repossessed assets for the periods shown (in thousands):

	Year Ended December 31,
	2019	2018
Beginning balance	$575	$610
Additions to OREO and repossessed assets	494	55
Sales	(473)	(16)
Write-downs/Losses	(21)	(74)
	$575	$575

Note 9 – Deposits
A summary of deposit accounts with the corresponding weighted average cost of funds at December 31, 2019 and 2018, are presented below (dollars in thousands):

	As of December 31, 2019		As of December 31, 2018
	Deposit Balance	Wtd. Avg Rate	Deposit Balance	Wtd. Avg Rate
Noninterest-bearing demand	$94,973	—%	$93,823	—%
Interest-bearing demand	159,774	0.54	164,919	0.47
Savings	57,936	0.33	54,102	0.29
Money market	50,337	0.49	46,689	0.24
Certificates	251,387	2.23	191,825	1.58
Escrow (1)	2,311	—	2,243	—
Total	$616,718	1.16%	$553,601	0.71%

(1)	Escrow balances shown in noninterest-bearing deposits on the Consolidated Balance Sheets.
Scheduled maturities of time deposits at December 31, 2019, are as follows (in thousands):

Year Ending December 31,	Amount
2020	$86,566
2021	134,104
2022	8,964
2023	20,124
Thereafter	1,629
$251,387
Savings, demand, and money market accounts have no contractual maturity. Certificates of deposit have maturities of five years or less.
The aggregate amount of time deposits in denominations of more than $250,000 at December 31, 2019 and 2018, was approximately $78.3 million and $52.7 million, respectively. Deposits in excess of $250,000 are not federally insured. There were $8.0 million brokered deposits outstanding at December 31, 2019, compared to no brokered deposits at December 31, 2018.
Deposits from related parties held by the Company were $2.9 million and $2.8 million at December 31, 2019 and 2018, respectively.

Note 10 – Borrowings
The Company utilizes a loan agreement with the FHLB. The terms of the agreement call for a blanket pledge of a portion of the Company's mortgage and commercial and multifamily portfolio based on the outstanding balance. At December 31, 2019 and 2018, the amount available to borrow under this credit facility was $321.9 million and $321.5 million, respectively, subject to the amount of pledged collateral. At December 31, 2019, the credit facility was collateralized as follows: one- to four- family mortgage loans with an advance equivalent of $111.4 million, commercial and multifamily mortgage loans with an advance equivalent of $126.1 million and home equity loans with an advance equivalent of $6.9 million. At December 31, 2018, the credit facility was collateralized as follows:  one-to-four family mortgage loans with an advance equivalent of $128.4 million, commercial and multifamily mortgage loans with an advance equivalent of $119.8 million and home equity loans with an advance equivalent of $6.3 million.  The Company had outstanding borrowings under this arrangement of $7.5 million and $84.0 million at December 31, 2019 and 2018, respectively. The weighted-average interest rate of the Company's borrowings was 3.05% at December 31, 2019 and was 2.72% at December 31, 2018. Additionally, the Company had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $19.1 million and $14.5 million at December 31, 2019 and 2018, respectively, to secure public deposits. The remaining amount available to borrow as of December 31, 2019 and 2018, was $217.8 million and $156.0 million, respectively. Fixed rate advances of $7.5 million, with a weighted-average interest rate of 3.05% are due within a year.
The maximum amount outstanding from the FHLB under term advances at month-end during 2019 was $72.8 million and during 2018 was $99.5 million. The average balance outstanding was $24.4 million during 2019 and $69.9 million during 2018. The weighted-average interest rate on the borrowings was 3.08% in 2019 and 2.18% in 2018.
As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in the FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances. At December 31, 2019 and 2018, the Company had an investment of $1.2 million and $4.1 million, respectively, in FHLB of Des Moines stock.
The Company participates in the Federal Reserve Bank Borrower-in-Custody program, which gives the Company access to the discount window. The terms of the program call for a pledge of specific assets.  The Company pledges commercial and consumer loans as collateral for this line of credit. The Company had unused borrowing capacity of $41.7 million and $47.3 million and no outstanding borrowings under this program at December 31, 2019 and 2018, respectively.
The Company has access to an unsecured Fed Funds line of credit from the Pacific Coast Banker's Bank. The line has a one-year term maturing on June 30, 2020 and is renewable annually. As of December 31, 2019, the amount available under this line of credit was $10.0 million. There was no balance on this line of credit as of December 31, 2019 and 2018, respectively.
The Company has access to an unsecured Fed Funds line of credit from The Independent Bank.  As of December 31, 2019, the amount available under this line of credit was $10.0 million.  The agreement may be terminated by either party.  There was no balance on this line of credit as of December 31, 2019 and 2018, respectively.

Note 11 – Fair Value Measurements
The Company determines the fair values of its financial instruments based on the requirements established in ASC 820, Fair Value Measurements, which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. The Company’s fair values for financial instruments at December 31, 2019 were determined based on these requirements.

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

Loans Held-for-Sale - Residential mortgage loans held-for-sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At December 31, 2019 and 2018, loans held-for-sale were carried at cost, as no impairment was required.

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

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether or not recognized or recorded at fair value as December 31, 2019 and 2018 (in thousands):

	December 31, 2019		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$55,770	$55,770	$55,770	$—	$—
Available for sale securities	9,306	9,306	—	9,306	—
Loans held-for-sale	1,063	1,063	—	1,063	—
Loans held for portfolio, net	614,247	622,147	—	—	622,147
Mortgage servicing rights	3,239	3,239	—	—	3,239
FHLB Stock	1,160	1,160	—	1,160	—
FINANCIAL LIABILITIES:
Non-maturity deposits	365,331	365,331	—	365,331	—
Time deposits	251,387	255,261	—	255,261	—
Borrowings	7,500	7,500	—	7,500	—

	December 31, 2018		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$61,810	$61,810	$61,810	$—	$—
Available for sale securities	4,957	4,957	—	4,957	—
Loans held-for-sale	1,172	1,172	—	1,172	—
Loans held for portfolio, net	613,769	613,371	—	—	613,371
Mortgage servicing rights	3,414	3,414	—	—	3,414
FHLB Stock	4,134	4,134	—	4,134	—
FINANCIAL LIABILITIES:
Non-maturity deposits	361,776	361,776	—	361,776	—
Time deposits	191,825	191,679	—	191,679	—
Borrowings	84,000	84,000	—	84,000	—

The following tables present the balance of assets measured at fair value on a recurring basis as of December 31, 2019 and 2018 (in thousands):

	Fair Value at December 31, 2019
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$3,370	$—	$3,370	$—
Agency mortgage-backed securities	5,936	—	5,936	—
Mortgage servicing rights	3,239	—	—	3,239

	Fair Value at December 31, 2018
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$3,317	$—	$3,317	$—
Agency mortgage-backed securities	1,640	—	1,640	—
Mortgage servicing rights	3,414	—	—	3,414
For the years ended December 31, 2019 and 2018, there were no transfers between Level 1 and Level 2 or between Level 2 and Level 3.
The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2019:

Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	132-485% (187%)
		Discount rate	12.5%-13.5% (12.5%)
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
There were no assets or liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2019 and 2018.

Mortgage servicing rights are measured at fair value using significant unobservable input (Level 3) on a recurring basis and a reconciliation of this asset can be found in Note 6 – Mortgage Servicing Rights.

The following table presents the balance of assets measured at fair value on a nonrecurring basis and the total losses resulting from these fair value adjustments (in thousands):

	Fair Value at December 31, 2019
Description	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$575	$—	$—	$575
Impaired loans	12,393	—	—	12,393

	Fair Value at December 31, 2018
Description	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$575	$—	$—	$575
Impaired loans	5,838	—	—	5,838
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at December 31, 2019 or December 31, 2018.
The following table provides a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at December 31, 2019:

Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Market approach	Adjusted for difference between comparable sales	0-0% (0%)
Impaired loans	Market approach	Adjusted for difference between comparable sales	0-100% (6%)

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

Earnings per share are summarized for the periods presented in the following table (in thousands, except per share data):

	Year Ended December 31,
	2019	2018
Net income	$6,679	$7,039
Weighted average number of shares outstanding, basic	2,527	2,498
Effect of potentially dilutive common shares	56	69
Weighted average number of shares outstanding, diluted	2,583	2,567
Earnings per share, basic	$2.63	$2.82
Earnings per share, diluted	$2.57	$2.74
There were no anti-dilutive securities at December 31, 2019 or 2018.

Note 13 – Employee Benefits
The Company has a 401(k) retirement plan that allows employees to defer a portion of their salary into the 401(k) plan. The Company matches a portion of employees' salary deferrals. 401(k) costs are accrued and funded on a current basis. The Company contributed $180,000 and $172,000 to the plan for the years ended December 31, 2019 and 2018, respectively.
The Bank maintains a deferred compensation account for the benefit of Ms. Stewart, established in 1994 in connection with an incentive plan which is no longer active. Ms. Stewart was fully vested in her benefits under this plan as of January 2005. Pursuant to the terms of the plan, payments in an amount equal to the fair market value of the assets in the deferred compensation account shall be made to Ms. Stewart (or to her designated beneficiary in the event of her death) in 120 equal monthly installments commencing on the last day of the month following the month in which her employment with the Bank is terminated. In the event of the death of Ms. Stewart and her designated beneficiary prior to the account being fully paid, the remaining value of the account shall be paid in a lump sum to the beneficiary’s estate. The assets in the deferred compensation account consist of cash which is held in a certificate of deposit at the Bank and earns interest at market rates. At December 31, 2019, the amounts held in the certificates of deposit at the Bank were $106,000, compared to $104,000 at December 31, 2018.

The Bank maintains a nonqualified deferred compensation plan (the “NQDC Plan”), which was effective on January 1, 2017. The purpose of the NQDC Plan is to provide a select group of management or highly-compensated employees of the Bank with an opportunity to defer the receipt of up to eighty percent (80%) of their annual base salary, bonus, performance-based compensation and any commission income and to assist the Company in attracting, retaining and motivating employees of high caliber and experience. In addition to elective deferrals, the Bank may make discretionary and other contributions to be credited to the account of any or all participants, subject to the vesting requirements set forth in the NQDC Plan. Discretionary contributions by the Bank become 100% vested upon the completion of three years of service from a participant’s effective date of participation in the NQDC Plan (with accelerated vesting upon death, disability or a change in control), while other Bank contributions (including matching contributions) vest at the rate of 20% per year, beginning with the participant’s two-year anniversary of his or her date of hire. The board of directors of the Bank agreed that in the event Ms. Stewart has a separation from service prior to January 1, 2020, the date she becomes vested in her discretionary contributions, then the Bank shall amend the NQDC Plan to provide for immediate vesting as of the date of the separation from service. During the years ended December 31, 2019, and 2018, the Bank made discretionary contributions to the 2017 NQDC Plan in the amount of $90,000 and $75,000, respectively.

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
Under the terms of SERP 2, as amended, upon Ms. Stewart's termination of employment with Sound Community Bank for any reason other than death, she will be entitled to receive additional retirement benefits of $96,390 per year for life commencing on the first day of the month following the later of age 70 or her separation from service (as defined in SERP 2) from Sound Community Bank. In the event of Ms. Stewart's death, her beneficiary will be entitled to a single lump sum payment within 90 days thereafter in an amount equal to the account value as of the death benefit valuation date, or approximately $1.1 million at December 31, 2019. If a change in control occurs (as defined in SERP 2), Ms. Stewart will receive her full retirement benefit under SERP 2 commencing upon the first day of the month following her separation from service from Sound Community Bank.
Confidentiality, Non-Competition, and Non-Solicitation Agreement.
On December 13, 2019, the Bank entered into an Amended and Restated Confidentiality, Non-competition, and Non-solicitation Agreement (the “Amended Non-compete Agreement”) with Ms. Stewart. This Amended Non-compete Agreement amends and restates the Confidentiality, Non-Competition, and Non-Solicitation Agreement between the Bank and Ms. Stewart as originally adopted effective December 30, 2011, as amended and restated on November 23, 2015 and January 25, 2019.
The Amended Non-Compete Agreement provides that the term of the non-compete and non-solicitation periods applicable to Ms. Stewart is a fixed period of 18 months following the date of Ms. Stewart’s separation from service with the Company and the Bank (the “Restricted Period”). Under the terms of the Amended Non-compete Agreement, upon Ms. Stewart's termination of employment by the Bank for cause or voluntarily by Ms. Stewart (other than for good reason), Ms. Stewart will be entitled to receive a bi-monthly payment, in an amount equal to Three Thousand Five Hundred Forty-Two Dollars ($3,542), which amount shall be paid in equal bi-monthly payments during the Restricted Period beginning on the fifth day of the month following her separation from service with the Bank. Upon Ms. Stewart’s termination of employment with the Bank for any reason other than set forth in the preceding sentence, she will be entitled to receive an amount equal to 150% of her then-base salary plus the average of her past three years short term bonus pay, or approximately $835,000 at December 31, 2019, payable in 12 monthly installments beginning on the first day of the month following her termination. If Ms. Stewart breaches any of the covenants contained in the Amended Non-compete Agreement, her right to any of the payments specified above after the date of the breach shall be forever forfeited. Notwithstanding the foregoing, under her Amended Non-compete Agreement, if Ms. Stewart’s employment with the Bank is involuntarily terminated or she terminates her employment with the Bank for good reason at any time within 24 months following a change in control, Ms. Stewart will be entitled to receive an amount equal to 150% of her then-base salary plus the average of her past three years short term bonus, payable in a lump sum.

Stock Options and Restricted Stock
The Company currently has one active stockholder approved Equity Incentive Plan, the Amended and Restated 2013 Equity Incentive Plan (the "2013 Plan"). The 2013 Plan permits the grant of restricted stock, restricted stock units, stock options, and stock appreciation rights. The equity incentive plan approved by stockholders in 2008 (the"2008 Plan") expired in November 2018 and no further awards may be made under the 2008 Plan; provided, however, all awards outstanding under the 2008 Plan remain outstanding in accordance with their terms. Under the 2013 Plan, 181,750 shares of common stock were approved for awards for stock options and stock appreciation rights and 116,700 shares of common stock were approved for awards for restricted stock and restricted stock units.
As of December 31, 2019, on an adjusted basis, awards for stock options totaling 261,732 shares and awards for restricted stock totaling 122,238 shares of Company common stock have been granted in the aggregate, net of any forfeitures, under the 2008 Plan and 2013 Plan to participants. During the years ended December 31, 2019 and 2018, share-based compensation expense totaled $267,000 and $273,000, respectively.
Stock Option Awards
All stock option awards granted under the 2008 Plan vest in 20 percent annual increments commencing one year from the grant date in accordance with the requirements of the 2008 Plan. The stock option awards granted to date under the 2013 Plan provide for immediate vesting of a portion of the award with the balance of the award vesting on the anniversary date of each grant date in equal annual installments over periods of one-to-four years subject to the continued service of the participant with the Company. All of the options granted under the 2008 Plan and the 2013 Plan are exercisable for a period of 10 years from the date of grant, subject to vesting.

The following is a summary of the Company's stock option plan award activity during the period ended December 31, 2019:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at January 1, 2019	133,176	$19.66	5.89	$1,716,306
Granted	12,425	33.50
Exercised	(11,772)	20.33
Forfeited	(1,400)	34.51
Expired	(11,169)	19.88
Outstanding at December 31, 2019	121,260	20.80	5.33	1,842,687
Exercisable	106,492	19.44	4.93	1,763,206
Expected to vest, assuming a 0% forfeiture rate over the vesting term	14,768	$30.62	8.23	$79,481
As of December 31, 2019, there was $72,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.59 years.
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The fair value of options granted in 2019 and 2018 were determined using the following weighted-average assumptions as of the grant date.

	2019	2018
Annual dividend yield	1.72%	1.72%
Expected volatility	21.68%	21.75%
Risk-free interest rate	2.64%	2.95%
Expected term	6.50 years	6.50 years
Weighted-average grant date fair value per option granted	$7.24	$7.63
Restricted Stock Awards
The fair value of the restricted stock awards is equal to the fair value of the Company's stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. The restricted stock awards granted under the 2008 Plan vest in 20% annual increments commencing one year from the grant date. The restricted stock awards granted to date under the 2013 Plan provide for immediate vesting of a portion of the award with the balance of the award vesting on the anniversary date of each of the grant date in equal annual installments over periods of one to four years subject to the continued service of the participant with the Company.

The following is a summary of the Company's non-vested restricted stock awards for the year ended December 31, 2019:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-vested at January 1, 2019	858	$26.96
Granted	15,925	33.50
Vested	(3,613)	32.54
Forfeited	(880)	33.66
Expired	—	—
Non-vested at December 31, 2019	12,290	33.32	$36.00
Expected to vest assuming a 0% forfeiture rate over the vesting term	12,290	$33.32	$36.00
As of December 31, 2019, there was $313,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plan. The cost is expected to be recognized over the weighted-average vesting period of 3.08 years. The total fair value of shares vested for the years ended December 31, 2019 and 2018 was $118,000 and $206,000, respectively.
Employee Stock Ownership Plan
In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company. In August 2012, in conjunction with the Company's conversion to a full stock company from the mutual holding company structure, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company.  The first loan for $1.2 million was paid off in 2017.  The remaining loan for $1.1 million is being repaid principally by the Bank through contributions to the ESOP over a period of 10 years. The interest rate on the loan is fixed at 2.25%, per annum. As of December 31, 2019, the remaining balance of the ESOP loan was $244,000.
Neither the loan balance nor the related interest expense is reflected on the consolidated financial statements.
For the calendar year 2019, the ESOP was committed to release 11,340 shares of the Company's common stock to participants and held 22,680 unallocated shares remaining to be released in future years. The funds to purchase shares in the ESOP come from contributions the Bank makes twice a year to the Plan. For the year ended December 31, 2019, the ESOP trustee purchased 6,874 shares of the Company's common stock for inclusion in the Plan. The fair value of the 162,520 restricted shares held by the ESOP trust was $5.9 million at December 31, 2019. ESOP compensation expense included in salaries and benefits was $627,000 and $652,000 for the years ended December 31, 2019 and 2018, respectively.

Note 14 – Income Taxes
The provision for income taxes at December 31, 2019 and 2018 was as follows (in thousands):

	At December 31,
	2019	2018
Current	$1,918	$1,637
Deferred	(267)	69
Total tax expense	$1,651	$1,706

A reconciliation of the provision for income taxes for the years ended December 31, 2019 and 2018, with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes, is as follows (dollars in thousands):

	Year Ended December 31,
	2019	2018
Provision at statutory rate	$1,749	$1,836
Tax-exempt income	(174)	(79)
Other	76	(51)
	$1,651	$1,706
Federal Tax Rate	21.0%	21.0%
Tax exempt rate	(2.1)	(0.9)
Other	0.9	(0.6)
Effective tax rate	19.8%	19.5%

The following table reflects the temporary differences that gave rise to the components of the Company's deferred tax assets at December 31, 2019 and 2018 (in thousands):

	At December 31,
	2019	2018
Deferred tax assets
Deferred compensation and supplemental retirement	$508	$411
Equity based compensation	110	35
Intangible assets	58	66
Lease liabilities	1,682	—
Other, net	107	89
Allowance for loan losses	1,184	1,212
Total deferred tax assets	3,649	1,813
Deferred tax liabilities
Prepaid expenses	(59)	(59)
FHLB stock dividends	(52)	(87)
Unrealized gain on securities	(47)	(30)
Depreciation	(198)	(312)
Mortgage servicing rights	(263)	(161)
Deferred loan costs	(739)	(728)
Right of use assets	(1,605)	—
Total deferred tax liabilities	(2,963)	(1,377)
Net deferred tax asset	$686	$436
As of December 31, 2019 and 2018, the Company had no unrecognized tax benefits. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in "Provision for income taxes" in the Consolidated Statements of Income. During the years ended December 31, 2019 and 2018, the Company recognized no interest and penalties related to income taxes.
The Company or its subsidiary files an income tax return in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2016.

Note 15 – Minimum Regulatory Capital Requirements
The Company is a bank holding company under the supervision of the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve Board, except that, pursuant to the Economic Growth, Regulatory Relief and Consumer Protection Act, effective August 30, 2018, a bank holding company with consolidated assets of less than $3.0 billion is generally not subject to the Federal Reserve’s capital regulations, which parallel the FDIC’s capital regulations.The Bank is a state-chartered, federally insured institution and thereby is subject to the capital requirements established by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital regulations that involve quantitative measures of their assets, liabilities, and certain off-balance- sheet items as calculated under regulatory accounting practices.

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

As of December 31, 2019, according to the most recent notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank's actual capital amounts (in thousands) and ratios as of December 31, 2019 and 2018 are presented in the following table:

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Tier 1 Capital to total adjusted assets (1)	$74,031	10.22%	$28,981	4.0%	$36,226	5.0%
Common Equity Tier 1 risk-based capital ratio (2)	74,031	12.07	27,601	4.5	39,868	6.5
Tier 1 Capital to risk-weighted assets (2)	74,031	12.07	36,801	6.0	49,068	8.0
Total Capital to risk-weighted assets (2)	$79,974	13.04%	$49,068	8.0%	$61,335	10.0%

As of December 31, 2018
Tier 1 Capital to total adjusted assets (3)	$69,685	9.73%	$28,659	4.0%	$35,824	5.0%
Common Equity Tier 1 risk-based capital ratio (4)	69,685	11.76	26,665	4.5	38,516	6.5
Tier 1 Capital to risk-weighted assets (4)	69,685	11.76	35,553	6.0	47,404	8.0
Total Capital to risk-weighted assets (4)	$75,874	12.80%	$47,404	8.0%	$59,255	10.0%

(1)	Based on total adjusted assets of $724,527 at December 31, 2019.

(2)	Based on risk-weighted assets of $613,354 at December 31, 2019.

(3)	Based on total adjusted assets of $716,475 at December 31, 2018.

(4)	Based on risk-weighted assets of $592,551 at December 31, 2018.
In addition to the minimum common equity Tier 1 capital ratio (“CET1”) and total capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. At December 31, 2019, the conservation buffer requirement was 2.50% and the Bank's actual conservation buffer was 5.04%.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2019 and 2018, Sound Financial Bancorp would have exceeded all regulatory capital requirements.  The estimated regulatory capital ratios calculated for Sound Financial Bancorp as of December 31, 2019 were 9.55% for Tier 1 Capital to total adjusted assets (leverage ratio), 11.08% for both Common Equity Tier 1 risk-based capital and Tier 1 Capital to risk-based assets, and 11.94% for Total Capital to risk weighted assets.

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
Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established by the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments are not reflected in the consolidated financial statements. The Company evaluates each client's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management's credit evaluation of the client.
Financial instruments whose contract amount represents credit risk were as follow (in thousands):

	At December 31,
	2019	2018
Commitments to make loans	$4,968	$3,176
Unfunded construction commitments	40,181	60,632
Unused lines of credit	39,605	45,315
Irrevocable letters of credit	1,240	1,460
Total loan commitments	$85,994	$110,583
At December 31, 2019, fixed rate loan commitments totaled $6.1 million and had a weighted-average interest rate of 3.87%. At December 31, 2018, fixed rate loan commitments totaled $4.1 million and had a weighted-average interest rate of 4.93%.

At December 31, 2019 and 2018, the Company had letters of credit issued by the FHLB with a notional amount of $19.1 million and $14.5 million, respectively, in order to secure Washington State Public Funds.
In the ordinary course of business, the Company sells loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, and fraud. When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no defects, the Company has no commitment to repurchase the loan. As of December 31, 2019 and 2018, the maximum amount of these guarantees totaled $377.3 million and $376.5 million, respectively. These amounts represent the unpaid principal balances of the Company's loans serviced for others' portfolios. There were no loans repurchased during the years ended December 31, 2019 and 2018.
The Company pays certain medical, dental, prescription, and vision claims for its employees, on a self-insured basis. The Company has purchased stop-loss insurance to cover claims that exceed stated limits and has recorded estimated reserves for the ultimate costs for both reported claims and claims incurred but not reported, which were not considered significant at December 31, 2019. At December 31, 2018, the Company recorded $239,000 in stop loss medical insurance claim which is included in other assets on the consolidated statements of financial condition.
At various times, the Company may be the defendant in various legal proceedings arising in connection with its business. It is the opinion of management that the financial position and the results of operations of the Company will not be materially adversely affected by the outcome of these legal proceedings and that adequate provision has been made in the accompanying consolidated balance sheets.

Note 18 – Parent Company Financial Information
The Balance Sheets, Statements of Income, and Statements of Cash Flows for Sound Financial Bancorp (Parent Only) are presented below (dollars in thousands):

Balance sheets	December 31,
	2019	2018
Assets
Cash and cash equivalents	$2,740	$18
Investment in Sound Community Bank	75,141	70,785
Other assets	41	824
Total assets	$77,922	$71,627
Liabilities and Stockholders' Equity
Other liabilities	$196	$—
Total liabilities	196	—
Stockholders' equity	77,726	71,627
Total liabilities and stockholders' equity	$77,922	$71,627

Statements of Income	Year Ended December 31,
	2019	2018
Other expenses	$(792)	$(310)
Income before income tax benefit and equity in undistributed net
Income of subsidiary	(792)	(310)
Income tax benefit	166	65
Equity in undistributed earnings of subsidiary	7,305	7,284
Net income	$6,679	$7,039

Statements of Cash Flows	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$6,679	$7,039
Adjustments to reconcile net income to net cash provided by operating activities
Other, net	(166)	(65)
Expense allocation to holding company	196	—
Change in undistributed equity of subsidiary	(7,305)	(7,284)
Net cash used in operating activities	(596)	(310)
Cash flows from investing activities:
ESOP shares released	716	—
Net cash provided by investing activities	716	—
Cash flows from financing activities:
Dividends paid	(1,434)	(1,367)
Dividends received from subsidiary	2,155	711
Stock repurchase funding from subsidiary	1,750	—
Stock options exercised	131	102
Net cash provided by (used in) financing activities	2,602	(554)
Net increase (decrease) in cash	2,722	(864)
Cash and cash equivalents at beginning of year	18	882
Cash and cash equivalents at end of year	$2,740	$18
Note 19 – Revenue from Contracts with Customers
All of the Company's revenue from contracts with customers in the scope of ASC 606 - Revenue from Contracts with Customers ("ASC 606") is recognized in Noninterest Income with the exception of the net loss on OREO and repossessed assets, which is included in Noninterest Expense. The following table presents the Company's sources of Noninterest Income for the year ended December 31, 2019 and 2018 (in thousands). Items outside of the scope of ASC 606 are noted as such.

	Year Ended December 31,
	2019	2018
Noninterest income:
Service charges and fee income
Account maintenance fees	$199	$192
Transaction-based and overdraft service charges	447	481
Debit/ATM interchange fees	982	927
Credit card interchange fees	27	40
Loan fees (a)	239	188
Other fees (a)	60	48
Total service charges and fee income	1,954	1,876
Earnings on cash surrender value of bank-owned life insurance (a)	381	320
Mortgage servicing income (a)	1,002	1,075
Fair value adjustment on mortgage servicing rights (a)	(760)	(513)
Net gain on sale of loans (a)	1,449	1,038
Other income (a)	—	490
Total noninterest income	$4,026	$4,286
(a) Not within scope of ASC 606

Account maintenance fees and transaction-based and overdraft service charges

The Company earns fees from its customers for account maintenance, transaction-based and overdraft services. Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts on a monthly basis.The performance obligation is satisfied and fees are recognized on a monthly basis as the service period is completed. Transaction-based fees and overdraft service fees on deposit accounts are charged to deposit customers for specific services provided to the customer, such as non-sufficient funds, overdraft, and wire services. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.

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

The Company utilizes a third party agency relationship to brand credit cards with fees for originating new accounts paid by the issuing bank. Credit card interchange income represents fees earned when a credit card is issued by the third party agent. Similar to debit card interchange fees, the Bank earns an interchange fee for each transaction made with Sound Community Bank's branded credit cards. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders' credit card. Certain expenses and rebates directly related to the credit card interchange contract arerecorded net of the interchange income.

Net loss on OREO and repossessed assets

We record a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed of trust. When the Bank finances the sale of other real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the other real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on sale, we adjust the transaction price and related gain or loss on sale if a significant financing component is present. Company incurred expenses on our OREO properties of $35,000 and $86,000 for the years ended December 31, 2019 and 2018, respectively, included in noninterest expense on the Consolidated Statements of Income.

Note 20 – Leases
We have operating leases for branch locations, loan production offices, our corporate office and certain equipment. The lease term for our leases begins on the date we become legally obligated for the rent payments or we take possession of the building, whichever is earlier. Generally, our real estate leases have initial terms of three to 10 years and typically include one renewal option. Our leases have remaining lease terms of 1 year to 10 years. The operating leases require us to pay property taxes and operating expenses for the properties.

The following table represents the Consolidated Balance Sheet classification of the Company’s right of use assets and lease liabilities (in thousands):

December 31, 2019
Operating lease right-of-use assets	$7,641
Operating lease liabilities	$8,010

The following table represents the components of lease expense (in thousands):

Year Ended December 31, 2019
Operating lease expense
Office leases	$1,223
Equipment leases	20
Sublease income	(12)
Net lease expense	$1,231

The following table represents the maturity of lease liabilities:

	December 31, 2019
	Office leases	Equipment leases
Operating Lease Commitments
2020	1,097	8
2021	1,042	—
2022	1,016	—
2023	989	—
Thereafter	4,865	—
Total lease payments	9,009	8
Less: Present value discount	1,007	—
Present value of lease liabilities	$8,002	$8

Lease term and discount rate by lease type consist of the following:

December 31, 2019
Weighted-average remaining lease term (in years):
Office leases	8.72
Equipment leases	0.42
Weighted-average discount rate (annualized):
Office leases	2.64%
Equipment leases	1.62%

Supplemental cash flow information related to leases was as follows (in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows
Office leases	$1,099
Equipment leases	$20

Note 21 – Subsequent Events
On January 28, 2020, the Company declared on Company common stock a quarterly cash dividend of $0.15 per common share and a special cash dividend of $0.20 per share, payable on February 24, 2020 to stockholders of record at the close of business February 10, 2020.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2019, was carried out under the supervision and with the participation of the our Chief Executive Officer, Chief Financial Officer and several other members of our senior management team within the 90-day period preceding the filing of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, we concluded that, as of December 31, 2019, the Company's internal control over financial reporting was effective based on those criteria.
Moss Adams, LLP, the Company’s independent registered public accounting firm that audited our consolidated financial statements at and, for, the year ended December 31, 2019, included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. The attestation report is included above in Item 8.

(c) Changes in Internal Controls over Financial Reporting
As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors
Information concerning the Company's directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2020, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
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
Corporate Governance
Nominating Procedures. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since last disclosed to stockholders.
Audit Committee and Audit Committee Financial Expert. Sound Financial Bancorp has an Audit Committee that is appointed by the Board of Directors to provide assistance to the Board in fulfilling its oversight responsibility relating to the integrity of our consolidated financial statements and the financial reporting processes, the systems of internal accounting and financial controls, compliance with legal and regulatory requirements, the annual independent audit of our consolidated financial statements, the independent auditors' qualifications and independence, the performance of our internal audit function and independent auditors and any other areas of potential financial risk to Sound Financial Bancorp specified by its Board of Directors. The Audit Committee also is responsible for the appointment, retention and oversight of our independent auditors, including pre-approval of all audit and non-audit services to be performed by the independent auditors. During 2019, the Audit Committee was comprised of Directors Jones (chair), Carney, Cook, Riojas and Haddad, each of whom is "independent" as that term is defined for audit committee members in the Nasdaq Rules. The Board of Directors has determined that Director Jones is an "audit committee financial expert" as defined in Item 407(e) of Regulation S-K of the Securities and Exchange Commission and that all of the Audit Committee members meet the financial literacy requirements under the NASDAQ listing standards. Additional information concerning the Audit Committee is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2020 (except for information contained under the heading "Report of the Audit Committee"), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 11.	Executive Compensation
Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2020 (except for information contained under the heading "Report of the Audit Committee"), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2020, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of Sound Financial Bancorp, Inc.
Equity Compensation Plan Information. The following table sets forth information as of December 31, 2019 with respect to the Company’s equity compensation plans, all of which were approved by the Company’s shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (1)
Equity Incentive Plan approved by security holders	121,260	$20.80	85,756
Equity Incentive Plan not approved by security holders	—	—	—
Total	121,260	$20.80	85,756
(1) Includes 44,876 shares available for issuance for stock awards, other than awards of stock options and stock appreciation rights.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2020, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 14.	Principal Accounting Fees and Services
Information concerning principal accountant fees and services is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2020 (except for information contained under the heading "Report of the Audit Committee") a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) List of Financial Statements
The following are contained in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2019 and 2018
Consolidated Statements of Income for the Years Ended December 31, 2019 and 2018
Consolidated Statements of Comprehensive Income for the Years December 31, 2019 and 2018
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2019 and 2018
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018
Notes to Consolidated Financial Statements
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
4.1
Form of Common Stock Certificate of Sound Financial Bancorp, Inc . (incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on March 27, 2012 (File No. 333-180385))

4.2	Description of capital stock
10.1
Amended and Restated Employment Agreement dated January 25, 2019, among Sound Financial Bancorp, Inc., Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 30, 2019 (File No. 001-35633))

10.2
Amended and Restated Supplemental Executive Retirement Agreement by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 27, 2015 (File No. 001-35633))

10.3
Amended and Restated Long Term Compensation Agreement by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 27, 2015 (File No. 001-35633))

10.4
Amended and Restated Confidentiality, Non-Competition and Non-Solicitation Agreement by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on December 16, 2019 (File No. 001-35633))

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

10.7	Summary of Annual Bonus Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on February 3, 2020 (File No. 000-35633))
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

10.11
Adoption Agreement for the Sound Community Bank Nonqualified Deferred Compensation Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on March 24, 2017 (File No. 001-35633))

10.12	The Sound Community Bank Nonqualified Deferred Compensation Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on March 24, 2017 (File No. 001-35633))
10.13
Change of Control Agreement dated October 25, 2018, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Daphne Kelley (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on October 26, 2018 (File No. (001-35633))

10.14
Change of Control Agreement dated October 25, 2018, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Heidi Sexton (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on October 26, 2018 (File No. (001-35633))

10.15
Credit Union of the Pacific Incentive Compensation Achievement Plan, dated January 1, 1994 (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 14, 2019 (File No. (001-35633))

21	Subsidiaries of Sound Financial Bancorp, Inc.
23	Consent of Accountants
24	Power of Attorney (set forth on signature page)
31.1	CEO 302 Certification. Filed herewith.
31.2	CFO 302 Certification. Filed herewith.
32	CEO and CFO 906 Certification. Furnished herewith.
101	Interactive Data File
(c) Financial Statements Schedules - None

Item 16. Form 10-K Summary - None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: March 12, 2020	By:	/s/ Laura Lee Stewart
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

/s/ Laura Lee Stewart	/s/ Tyler K. Myers
Laura Lee Stewart, President and Director	Tyler K. Myers, Chairman of the Board
(Principal Executive Officer)	Date: March 12, 2020
Date: March 12, 2020

/s/ David S. Haddad, Jr.	/s/ Robert F. Carney
David S. Haddad, Jr., Director	Robert F. Carney, Director
Date: March 12, 2020	Date: March 12, 2020

/s/ Debra Jones	/s/ Rogelio Riojas
Debra Jones, Director	Rogelio Riojas, Director
Date: March 12, 2020	Date: March 12, 2020

/s/ James E. Sweeney	/s/ Kathleen B. Cook
James E. Sweeney, Director	Kathleen B. Cook, Director
Date: March 12, 2020	Date: March 12, 2020

/s/ Daphne D. Kelley
Daphne D. Kelley, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 12, 2020