Form 10-Q
period 2020-03-31
Sound Financial Bancorp, Inc.
filed 2020-05-11
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
As of May 5, 2020, there were 2,594,622 shares of the registrant’s common stock outstanding.

Table of Contents

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$61,996	$55,770
Available-for-sale securities, at fair value	11,236	9,306
Loans held-for-sale	5,923	1,063
Loans held-for-portfolio	625,375	619,887
Allowance for loan losses	(5,893)	(5,640)
Total loans held-for-portfolio, net	619,482	614,247
Accrued interest receivable	2,205	2,206
Bank-owned life insurance (“BOLI”), net	14,147	14,183
Other real estate owned (“OREO”) and repossessed assets, net	575	575
Mortgage servicing rights, at fair value	2,996	3,239
Federal Home Loan Bank (“FHLB”) stock, at cost	1,164	1,160
Premises and equipment, net	6,877	6,767
Right of use assets	7,384	7,641
Other assets	3,651	3,696
Total assets	$737,636	$719,853
LIABILITIES
Deposits
Interest-bearing	$524,439	$519,434
Noninterest-bearing demand	110,119	97,284
Total deposits	634,558	616,718
Borrowings	7,500	7,500
Accrued interest payable	224	226
Lease liabilities	7,766	8,010
Other liabilities	7,490	8,368
Advance payments from borrowers for taxes and insurance	1,851	1,305
Total liabilities	659,389	642,127
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,591,494 and 2,567,389 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	25	25
Additional paid-in capital	26,776	26,343
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(198)	(227)
Retained earnings	51,488	51,410
Accumulated other comprehensive income, net of tax	156	175
Total stockholders’ equity	78,247	77,726
Total liabilities and stockholders’ equity	$737,636	$719,853
See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
INTEREST INCOME
Loans, including fees	$8,408	$8,359
Interest and dividends on investments, cash and cash equivalents	238	414
Total interest income	8,646	8,773
INTEREST EXPENSE
Deposits	1,859	1,466
Borrowings	59	318
Total interest expense	1,918	1,784
Net interest income	6,728	6,989
PROVISION (RECAPTURE) FOR LOAN LOSSES	250	(200)
Net interest income after provision (recapture) for loan losses	6,478	7,189
NONINTEREST INCOME
Service charges and fee income	494	447
Earnings on cash surrender value of bank-owned life insurance	15	108
Mortgage servicing income	244	242
Fair value adjustment on mortgage servicing rights	(362)	(324)
Net gain on sale of loans	318	535
Total noninterest income	709	1,008
NONINTEREST EXPENSE
Salaries and benefits	3,235	3,639
Operations	1,394	1,634
Regulatory assessments	250	113
Occupancy	497	506
Data processing	570	500
Net loss on OREO and repossessed assets	—	3
Total noninterest expense	5,946	6,395
Income before provision for income taxes	1,241	1,802
Provision for income taxes	260	358
Net income	$981	$1,444

Earnings per common share:
Basic	$0.38	$0.57
Diluted	$0.38	$0.56
Weighted-average number of common shares outstanding:
Basic	2,542,514	2,507,389
Diluted	2,587,716	2,565,914

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$981	$1,444
Available for sale securities:
Unrealized holding (losses)/gains arising during the period	(23)	53
Income tax benefit/(expense) related to unrealized gains/losses	4	(11)
Other comprehensive (loss)/income, net of tax	(19)	42
Comprehensive income	$962	$1,486
See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2020 and 2019 (unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid -in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders’ Equity
Balance, at December 31, 2018	2,544,059	$25	$25,663	$(340)	$46,165	$114	$71,627
Net income					1,444		1,444
Other comprehensive loss, net of tax						42	42
Share-based compensation			39				39
Restricted stock awards issued	15,925						—
Cash dividends paid on common stock ($0.14 per share)					(357)		(357)
Common stock surrendered	(1,488)						—
Common stock options exercised	5,332		32				32
Allocation of ESOP shares			68	28			96
Balance, at March 31, 2019	2,563,828	$25	$25,802	$(312)	$47,252	$156	$72,923

Balance, at December 31, 2019	2,567,389	$25	$26,343	$(227)	$51,410	$175	$77,726
Net income					981		981
Other comprehensive loss, net of tax						(19)	(19)
Share-based compensation			185				185
Restricted stock awards issued	13,600						—
Cash dividends paid on common stock ($0.35 per share)					(903)		(903)
Restricted shares forfeited	(180)						—
Common stock options exercised	10,685		182				182
Allocation of ESOP shares			66	29			95
Balance, at March 31, 2020	2,591,494	$25	$26,776	$(198)	$51,488	$156	$78,247

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$981	$1,444
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net discounts on investments	22	8
Provision (recapture) for loan losses	250	(200)
Depreciation and amortization	245	235
Compensation expense related to stock options and restricted stock	185	39
Change in fair value of mortgage servicing rights	362	324
Change in right of use assets amortization	257	250
Change in lease liabilities	(244)	(234)
Increase in cash surrender value of BOLI	(15)	(108)
Net change in advances from borrowers for taxes and insurance	546	637
Net gain on sale of loans	(318)	(211)
Proceeds from sale of loans held-for-sale	19,003	27,258
Originations of loans held-for-sale	(23,721)	(26,681)
Net loss on OREO and repossessed assets	—	3
Change in operating assets and liabilities:
Accrued interest receivable	1	59
Other assets	45	521
Accrued interest payable	(2)	64
Other liabilities	(878)	(593)
Net cash (used in) provided by operating activities	(3,281)	2,815
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(2,489)	—
Proceeds from principal payments, maturities and sales of available-for-sale securities	514	11
Net decrease (increase) in loans	(5,485)	34,983
Reduction in (purchase of) BOLI	113	(183)
Purchases of premises and equipment, net	(355)	(24)
Net cash (used in) provided by investing activities	(7,702)	34,787
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	17,840	30,080
Proceeds from borrowings	15,650	60,000
Repayment of borrowings	(15,650)	(119,000)
FHLB stock redeemed (purchased)	(5)	2,273
Allocation of ESOP shares	95	96
Dividends paid on common stock	(903)	(357)
Proceeds from common stock option exercises	182	32
Net cash provided by (used in) financing activities	17,209	(26,876)
Net change in cash and cash equivalents	6,226	10,726
Cash and cash equivalents, beginning of period	55,770	61,810
Cash and cash equivalents, end of period	$61,996	$72,536

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid on deposits and borrowings	1,920	1,720
Loans transferred from loans held-for-portfolio to OREO and repossessed assets	—	60
Leases right of use assets obtained in exchange for operating lease liabilities:
Right of use assets	—	8,136
Lease Liabilities	—	8,408
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
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 12, 2020 (“2019 Form 10-K”).  The results for the interim periods are not necessarily indicative of results for a full year.
Certain amounts in the prior period’s consolidated financial statements have been reclassified to conform to the current presentation.  These classifications do not have an impact on previously reported consolidated net income, retained earnings, stockholders’ equity or earnings per share.

Note 2 – Accounting Pronouncements Recently Issued or Adopted
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which provides relief from certain accounting and financial reporting requirements under U.S. GAAP. Section 4013 of the CARES Act provides temporary relief from the accounting and reporting requirements for troubled debt restructurings (TDRs) under ASC 310-40 for loan modifications related to the novel coronavirus of 2019 (COVID-19) pandemic. In addition, on April 7, 2020, a group of banking agencies issued an interagency statement (Interagency Statement) for evaluating whether loan modifications that occur in response to the COVID-19 pandemic are troubled debt restructured loans (TDRs). The interagency statement was originally issued on March 22, 2020, but the Agencies revised it to address the relationship between their TDR accounting and disclosure guidance and the TDR guidance in Section 4013 of the CARES Act. Section 4013 of the CARES Act permits the suspension of ASC 310-40 for loan modifications that are made by financial institutions in response to the COVID-19 pandemic if (1) the borrower was not more than 30 days past due as of December 31, 2019; (2) the modifications are related to arrangements that defer or delay the payment of principal or interest, or change the interest rate on the loan; and (3) the modifications are executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the national emergency declared by the President or (B) December 31, 2020. The interagency statement indicates that a lender can conclude that a borrower is not experiencing financial difficulty if either (1) short-term (e.g., six months) modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented, or (2) the modification or deferral program is mandated by the federal government or a state government. Accordingly, any loan modification made in response to the COVID-19 pandemic that meets either of these practical expedients would not be considered a TDR. The Company adopted this guidance as discussed in the subsequent events footnote.

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update
(ASU) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). This ASU simplifies the accounting for income taxes by removing the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items, removing the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, and removing the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements by removing the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. This ASU clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The ASU adds disclosure requirements for Level 3 measurements, including changes in unrealized gains and losses for the period included in other comprehensive income for the recurring Level 3 fair value measurements held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.  Amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of ASU 2018-13 on January 1, 2020 did not have a material impact on the Company's consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017-04, which eliminates Step 2 from the goodwill impairment test. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Adoption of ASU 2017-04 is required for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017. The Company’s adoption of ASU 2017-04 on January 1, 2020 did not have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. The FASB issued ASU 2019-10, Financial Instruments- Credit Losses (Topic 326), delaying implementation of ASU 2016-13 for SEC smaller reporting company filers until fiscal year beginning after 2022. The Bank meets the requirements of a smaller reporting company and delayed implementation of ASU 2016-13.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize, on the balance sheet, the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements. This ASU amended the new leases standard to give entities another option for transition and to provide lessors with a practical expedient. The transition option allows entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. The practical expedient provides lessors with an option to not separate non-lease components from the associated lease components when certain criteria are met and requires them to account for the combined component in accordance with the new revenue standard if the associated non-lease components are the predominant components. The Company adopted these ASUs on January 1, 2019. In March 2019, FASB issued ASU 2019-01, Leases (Topic 842), Codification Improvements. The amendments in this ASU include determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, requiring cash received from lessors from sales-type and direct financing leases to be presented in the cash flow statement within investing activities, and clarifying interim disclosure requirements. The effective date and transition requirements for the first and second items of this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 and early adoption is permitted. We have adopted the third item of this ASU and provided the required interim disclosures in this report.  See Note 12- Leases for further information.

Note 3 – Investments
The amortized cost and fair value of our available-for-sale (“AFS”) securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2020
Municipal bonds	$4,173	$137	$(3)	$4,307
Agency mortgage-backed securities	6,865	99	(35)	6,929
Total	$11,038	$236	$(38)	$11,236

December 31, 2019
Municipal bonds	$3,197	$173	$—	$3,370
Agency mortgage-backed securities	5,888	56	(8)	5,936
Total	$9,085	$229	$(8)	$9,306
The amortized cost and fair value of AFS securities at March 31, 2020, by contractual maturity, are shown below (in thousands). Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	March 31, 2020
	Amortized Cost	Fair Value
Due within one year	$1,048	$1,045
Due after one year through five years	491	498
Due after five years through ten years	1,440	1,474
Due after ten years	1,194	1,290
Mortgage-backed securities	6,865	6,929
Total	$11,038	$11,236
There were no pledged securities at March 31, 2020 or December 31, 2019.
There were no sales of AFS securities during the three months ended March 31, 2020 or 2019.

The following tables summarize the aggregate fair value and gross unrealized loss by length of time of those investments that have been in a continuous unrealized loss position at the dates indicated (in thousands):

	March 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$1,276	$(3)	$—	$—	$1,276	$(3)
Agency mortgage-backed securities	3,835	(35)	—	—	3,835	(35)
Total	$5,111	$(38)	$—	$—	$5,111	$(38)

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$3,387	$(8)	$—	$—	$3,387	$(8)
Total	$3,387	$(8)	$—	$—	$3,387	$(8)
There were no credit losses recognized in earnings during the three and three months ended March 31, 2020 or 2019 relating to the Company’s securities.

At March 31, 2020, the securities portfolio consisted of 14 agency mortgage-backed securities and nine municipal securities with a total portfolio fair value of $11.2 million. At December 31, 2019, the securities portfolio consisted of 13 agency mortgage-backed securities and eight municipal securities with a fair value of $9.3 million. At March 31, 2020, there were ten securities in an unrealized loss position for less than 12 months, and no securities in an unrealized loss position for more than 12 months. At December 31, 2019, there were five securities in an unrealized loss position for less than 12 months, and there were no securities in an unrealized loss position for more than 12 months. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. The unrealized losses on these investments are not considered other-than-temporary impairment ("OTTI") as of March 31, 2020, because the decline in fair value is not attributable to credit quality and because we do not intend, and it is not likely that we will be required, to sell these securities before recovery of their amortized cost basis. Additional deterioration in market and economic conditions related to COVID-19 pandemic may, however, have an adverse impact on credit quality in the future and result in OTTI charges.

Note 4 – Loans
The composition of the loans-held-for portfolio at the dates indicated, excluding loans held-for-sale, was as follows (in thousands):

	March 31, 2020	December 31, 2019
Real estate loans:
One-to-four family	$140,525	$149,393
Home equity	20,981	23,845
Commercial and multifamily	280,046	261,268
Construction and land	72,011	75,756
Total real estate loans	513,563	510,262
Consumer loans:
Manufactured homes	21,054	20,613
Floating homes	46,834	43,799
Other consumer	9,259	8,302
Total consumer loans	77,147	72,714
Commercial business loans	36,559	38,931
Total loans held-for-portfolio	627,269	621,907
Deferred fees	(1,894)	(2,020)
Total loans held-for-portfolio, gross	625,375	619,887
Allowance for loan losses	(5,893)	(5,640)
Total loans held-for-portfolio, net	$619,482	$614,247

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2020 (in thousands):

	Allowance: Individually evaluated for impairment	Allowance: Collectively evaluated for impairment	Allowance: Ending balance	Loans held for investment: Individually evaluated for impairment	Loans held for investment: Collectively evaluated for impairment	Loans held for investment: Ending balance

One-to-four family	$206	$923	$1,129	$5,928	$134,597	$140,525
Home equity	25	141	166	358	20,623	20,981
Commercial and multifamily	—	1,918	1,918	353	279,693	280,046
Construction and land	7	492	499	473	71,538	72,011
Manufactured homes	341	141	482	427	20,627	21,054
Floating homes	—	318	318	524	46,310	46,834
Other consumer	52	69	121	140	9,119	9,259
Commercial business	155	240	395	1,550	35,009	36,559
Unallocated	—	865	865	—	—	—
	$786	$5,107	$5,893	$9,753	$617,516	$627,269

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2019 (in thousands):

	Allowance: Individually evaluated for impairment	Allowance: Collectively evaluated for impairment	Allowance: Ending balance	Loans held for investment: Individually evaluated for impairment	Loans held for investment: Collectively evaluated for impairment	Loans held for investment: Ending balance

One-to-four family	$205	$915	$1,120	$8,620	$140,773	$149,393
Home equity	25	153	178	335	23,510	23,845
Commercial and multifamily	—	1,696	1,696	353	260,915	261,268
Construction and land	7	485	492	1,215	74,541	75,756
Manufactured homes	349	131	480	440	20,173	20,613
Floating homes	—	283	283	290	43,509	43,799
Other consumer	54	58	112	143	8,159	8,302
Commercial business	84	247	331	997	37,934	38,931
Unallocated	—	948	948	—	—	—
Total	$724	$4,916	$5,640	$12,393	$609,514	$621,907
The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2020 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,120	$—	$4	$5	$1,129
Home equity	178	—	2	(14)	166
Commercial and multifamily	1,696	—	—	222	1,918
Construction and land	492	—	—	7	499
Manufactured homes	480	—	—	2	482
Floating homes	283	—	—	35	318
Other consumer	112	(6)	3	12	121
Commercial business	331	—	—	64	395
Unallocated	948	—	—	(83)	865
Total	$5,640	$(6)	$9	$250	$5,893

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2019 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,314	$—	$—	$(125)	$1,189
Home equity	202	—	3	24	229
Commercial and multifamily	1,638	—	—	(603)	1,035
Construction and land	431	—	—	565	996
Manufactured homes	427	—	—	84	511
Floating homes	265	—	—	(11)	254
Other consumer	112	(20)	20	8	120
Commercial business	356	—	—	68	424
Unallocated	1,029	—	—	(210)	819
Total	$5,774	$(20)	$23	$(200)	$5,577

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
When we classify problem loans as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address the risk specifically (if the loan is impaired) or we may allow the loss to be addressed in the general allowance (if the loan is not impaired).  General allowances represent loss reserves which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem loans. When the Company classifies problem loans as a loss, we charge-off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose us to sufficient risk to warrant classification as substandard, doubtful or loss, but possess identified weaknesses, are classified as either watch or special mention assets.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Federal Deposit Insurance Corporation (“FDIC”), the Bank’s federal regulator, and the Washington Department of Financial Institutions (“WDFI”), the Bank’s state banking regulator, both of whom can order the establishment of additional loss allowances.  Pass rated loans are loans that are not otherwise classified or criticized.
The following table presents the internally assigned grades as of March 31, 2020, by type of loan (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$135,714	$20,320	$275,069	$61,744	$20,654	$46,310	$9,214	$33,089	$602,114
Watch	—	—	599	5,882	122	—	—	346	6,949
Special Mention	—	—	1,667	3,950	—	—	—	708	6,325
Substandard	4,811	661	2,711	435	278	524	45	2,416	11,881
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$140,525	$20,981	$280,046	$72,011	$21,054	$46,834	$9,259	$36,559	$627,269

The following table presents the internally assigned grades as of December 31, 2019, by type of loan (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$138,900	$23,206	$256,139	$68,268	$20,204	$43,509	$8,250	$35,347	$593,823
Watch	—	—	217	2,634	124	—	—	378	3,353
Special Mention	2,484	—	2,178	3,677	—	—	—	1,649	9,988
Substandard	8,009	639	2,734	1,177	285	290	52	1,557	14,743
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$149,393	$23,845	$261,268	$75,756	$20,613	$43,799	$8,302	$38,931	$621,907
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
The following table presents the recorded investment in nonaccrual loans as of March 31, 2020, and December 31, 2019, by type of loan (in thousands):

	March 31, 2020	December 31, 2019
One-to-four family	$1,820	$2,090
Home equity	285	261
Commercial and multifamily	353	353
Construction and land	386	1,177
Manufactured homes	162	226
Floating homes	282	290
Commercial business	384	260
Total	$3,672	$4,657

The following table presents the aging of the recorded investment in past due loans as of March 31, 2020, by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	> 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$2,985	$—	$1,416	$—	$4,401	$136,124	$140,525
Home equity	152	—	223	—	375	20,606	20,981
Commercial and multifamily	2,464	496	353	—	3,313	276,733	280,046
Construction and land	316	—	386	—	702	71,309	72,011
Manufactured homes	282	—	162	—	444	20,610	21,054
Floating homes	—	—	282	—	282	46,552	46,834
Other consumer	12	2	—	—	14	9,245	9,259
Commercial business	195	140	212	—	547	36,012	36,559
Total	$6,406	$638	$3,034	$—	$10,078	$617,191	$627,269

The following table presents the aging of the recorded investment in past due loans as of December 31, 2019, by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	> 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$789	$105	$1,810	$—	$2,704	$146,689	$149,393
Home equity	81	161	197	—	439	23,406	$23,845
Commercial and multifamily	1,742	—	353	—	2,095	259,173	$261,268
Construction and land	3,340	1,100	50	—	4,490	71,266	$75,756
Manufactured homes	324	43	125	—	492	20,121	$20,613
Floating homes	297	250	290	—	837	42,962	$43,799
Other consumer	19	2	—	—	21	8,281	$8,302
Commercial business	226	—	162	—	$388	38,543	$38,931
Total	$6,818	$1,661	$2,987	$—	$11,466	$610,441	$621,907
Nonperforming Loans.  Loans are considered nonperforming when they are placed on nonaccrual.
The following table presents the credit risk profile of our loan portfolio based on payment activity as of March 31, 2020, by type of loan (in thousands):

	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Performing	$138,705	$20,696	$279,693	$71,625	$20,892	$46,552	$9,259	$36,175	$623,597
Nonperforming	1,820	285	353	386	162	282	—	384	3,672
Total	$140,525	$20,981	$280,046	$72,011	$21,054	$46,834	$9,259	$36,559	$627,269

The following table presents the credit risk profile of our loan portfolio based on payment activity as of December 31, 2019, by type of loan (in thousands):

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
Impaired loans at March 31, 2020 and December 31, 2019, by type of loan were as follows (in thousands):

	March 31, 2020
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$6,056	$4,453	$1,475	$5,928	$206
Home equity	358	280	78	358	25
Commercial and multifamily	353	353	—	353	—
Construction and land	473	435	38	473	7
Manufactured homes	433	57	370	427	341
Floating homes	524	524	—	524	—
Other consumer	140	—	140	140	52
Commercial business	1,549	429	1,121	1,550	155
Total	$9,886	$6,531	$3,222	$9,753	$786

	December 31, 2019
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$8,748	$7,236	$1,384	$8,620	$205
Home equity	335	256	79	335	25
Commercial and multifamily	353	353	—	353	—
Construction and land	1,215	1,177	38	1,215	7
Manufactured homes	445	46	394	440	349
Floating homes	290	290	—	290	—
Other consumer	143	—	143	143	54
Commercial business	997	714	283	997	84
Total	$12,526	$10,072	$2,321	$12,393	$724

The average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2020 and 2019, respectively, by loan types follows (in thousands):

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to-four family	$7,274	$72	$4,427	$38
Home equity	347	5	751	6
Commercial and multifamily	353	5	1,110	7
Construction and land	844	14	133	2
Manufactured homes	434	9	444	10
Floating homes	407	8	—	—
Other consumer	141	2	177	3
Commercial business	1,273	23	1,086	18
Total	$11,073	$138	$8,128	$84

Forgone interest on nonaccrual loans was $62,000 and $8,000 for the three months ended March 31, 2020 and 2019, respectively. There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual or impaired at March 31, 2020 and December 31, 2019.
Troubled debt restructurings.  TDRs are accounted for under ASC 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. Once a TDR has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, we remove the TDR from nonperforming status. Loans classified as TDRs totaled $5.3 million and $7.9 million at March 31, 2020 and December 31, 2019, respectively, and are included in impaired loans.  The Company has granted, in its TDRs, a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:
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
There were two loans totaling $218,000 modified as TDRs during the three months ended March 31, 2020. There was one TDR loan totaling $2.8 million paid-off during the three months ended March 31, 2020. There were no loans modified as TDRs and one TDR loan of $105,000 paid-off during the three months ended March 31, 2019.
There were no post-modification changes for the unpaid principal balance in loans, net of partial charge-offs, that were recorded as a result of the TDRs for the three months ended March 31, 2020 and 2019. There was no loan modified as a TDR for which there was a payment default within the first 12 months of modification during the three months ended March 31, 2020. During the three months ended March 31, 2019, there were three loans totaling $416,000 modified as TDRs for which there was a payment default within the first 12 months of modification.
The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified into TDRs.

The CARES Act provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. At March 31, 2020, 17 loans totaling $6.7 million, substantially all of which were one- to four-family loans, were modified with payment deferrals due to COVID 19.

Note 5 – Fair Value Measurements
The Company determines the fair values of its financial instruments based on the requirements established in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions.  The Company’s fair values for financial instruments at March 31, 2020 were determined based on these requirements.
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
Loans Held-for-Sale - Residential mortgage loans held-for-sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At March 31, 2020 and December 31, 2019, loans held-for-sale were carried at cost, as no impairment was required.
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

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether or not recognized or recorded at fair value as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$61,996	$61,996	$61,996	$—	$—
Available-for-sale securities	11,236	11,236	—	11,236	—
Loans held-for-sale	5,923	5,923	—	5,923	—
Loans held-for-portfolio, net	619,482	622,450	—	—	622,450
Mortgage servicing rights	2,996	2,996	—	—	2,996
FHLB stock	1,164	1,164	—	1,164	—
FINANCIAL LIABILITIES:
Non-maturity deposits	390,337	390,337	—	390,337	—
Time deposits	244,221	249,133	—	249,133	—
Borrowings	7,500	7,500	—	7,500	—

	December 31, 2019		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$55,770	$55,770	$55,770	$—	$—
Available-for-sale securities	9,306	9,306	—	9,306	—
Loans held-for-sale	1,063	1,063	—	1,063	—
Loans held-for-portfolio, net	614,247	622,147	—	—	622,147
Mortgage servicing rights	3,239	3,239	—	—	3,239
FHLB stock	1,160	1,160	—	1,160	—
FINANCIAL LIABILITIES:
Non-maturity deposits	365,331	365,331	—	365,331	—
Time deposits	251,387	255,261	—	255,261	—
Borrowings	7,500	7,500	—	7,500	—

The following tables present the balance of assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

	Fair Value at March 31, 2020
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$4,307	$—	$4,307	$—
Agency mortgage-backed securities	6,929	—	6,929	—
Mortgage servicing rights	2,996	—	—	2,996

	Fair Value at December 31, 2019
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$3,370	$—	$3,370	$—
Agency mortgage-backed securities	5,936	—	5,936	—
Mortgage servicing rights	3,239	—	—	3,239
The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019:

March 31, 2020
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	151%-248% (209%)
		Discount rate	10%-12% (10.1%)

December 31, 2019
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	132-485% (187%)
		Discount rate	12.5%-13.5% (12.5%)
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
There were no assets or liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2020 and March 31, 2019.

Mortgage servicing rights are measured at fair value using a significant unobservable input (Level 3) on a recurring basis - additional information is included in Note 6 – Mortgage Servicing Rights.

The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at March 31, 2020
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$575	$—	$—	$575
Impaired loans	9,753	—	—	9,753

	Fair Value at December 31, 2019
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$575	$—	$—	$575
Impaired loans	12,393	—	—	12,393
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at March 31, 2020 and December 31, 2019.
The following tables provide a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019:

March 31, 2020
Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Market approach	Adjustment for differences between comparable sales	0-0% (0%)
Impaired loans	Market approach	Adjustment for differences between comparable sales	0-100% (8%)

December 31, 2019
Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Market approach	Adjusted for difference between comparable sales	0-0% (0%)
Impaired loans	Market approach	Adjusted for difference between comparable sales	0-100% (6%)

Note 6 – Mortgage Servicing Rights
The Company’s mortgage servicing rights portfolio totaled $372.0 million at March 31, 2020 compared to $377.3 million at December 31, 2019. Of this total balance, the unpaid principal balance of loans serviced for Federal National Mortgage Association (“Fannie Mae”) at March 31, 2020 and December 31, 2019 were $359.0 million and $363.3 million, respectively. The unpaid principal balance of loans serviced for other financial institutions at March 31, 2020 and December 31, 2019, totaled $13.0 million and $14.0 million, respectively. Loans serviced for others are not included in the Company’s financial statements as they are not assets of the Company.

A summary of the change in the balance of mortgage servicing assets during the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Beginning balance, at fair value	$3,239	$3,414
Servicing rights that result from transfers and sale of financial assets	119	196
Changes in fair value:
Due to changes in model inputs or assumptions and other(1)	(362)	(324)
Ending balance, at fair value	$2,996	$3,286
(1) Represents changes due to collection/realization of expected cash flows and curtailments.

The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	March 31, 2020	December 31, 2019
Prepayment speed (Public Securities Association “PSA” model)	209%	187%
Weighted-average life	5.5 years	6.2 years
Discount rate	10.1%	12.5%

The amount of contractually specified servicing, late and ancillary fees earned on the mortgage servicing rights are included in mortgage servicing income on the Consolidated Statements of Income and totaled $244,000 and $242,000 for the three months ended March 31, 2020 and 2019, respectively.
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
Note 8 – Borrowings and FHLB Stock
The Company utilizes a loan agreement with the FHLB of Des Moines. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial and multifamily loan portfolio based on the outstanding balance.  At March 31, 2020 and December 31, 2019, the amount available to borrow under this credit facility was $323.9 million and $321.9 million, respectively, subject to eligible pledged collateral. At March 31, 2020, the credit facility was collateralized as follows:  one-to-four family mortgage loans with an advance equivalent of $117.0 million, commercial and multifamily mortgage loans with an advance equivalent of $118.5 million and home equity loans with an advance equivalent of $8.0 million. At December 31, 2019, the credit facility was collateralized as follows:  one-to-four family mortgage loans with an advance equivalent of $111.4 million, commercial and multifamily mortgage loans with an advance equivalent of $126.1 million and home equity loans with an advance equivalent of $6.9 million.  The Company had outstanding borrowings under this arrangement of $7.5 million at both March 31, 2020 and December 31, 2019. The weighted-average interest rate of our borrowings was 3.05% at both March 31, 2020 and December 31, 2019.  Additionally, the Company had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $19.6 million and $19.1 million at March 31, 2020 and December 31, 2019, respectively, to secure public deposits. The remaining amount available to borrow as of March 31, 2020 and December 31, 2019, was $216.3 million and $217.8 million, respectively.
As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances.  At March 31, 2020 and December 31, 2019 both, the Company had an investment of $1.2 million in FHLB of Des Moines stock.
The Company participates in the Federal Reserve Bank Borrower-in-Custody program, which gives the Company access to the discount window.  The terms of the program call for a pledge of specific assets.  The Company pledges commercial and consumer loans as collateral for this line of credit.  The Company had unused borrowing capacity of $38.2 million and $41.7 million and no outstanding borrowings under this program at March 31, 2020 and December 31, 2019, respectively.

The Company has access to an unsecured Fed Funds line of credit from Pacific Coast Banker’s Bank.  The line has a 1 year term maturing on June 30, 2020 and is renewable annually.  As of March 31, 2020, the amount available under this line of credit was $10.0 million.  There was no balance on this line of credit as of March 31, 2020 and December 31, 2019, respectively.
The Company has access to an unsecured Fed Funds line of credit from The Independent Bank.  As of March 31, 2020, the amount available under this line of credit was $10.0 million. The agreement may be terminated by either party.  There was no balance on this line of credit as of March 31, 2020 and December 31, 2019, respectively.

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

The following table summarizes the calculation of earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Net income	$981	$1,444
Weighted-average number of shares outstanding, basic	2,543	2,507
Effect of potentially dilutive common shares	45	59
Weighted-average number of shares outstanding, diluted	2,588	2,566
Earnings per share, basic	$0.38	$0.57
Earnings per share, diluted	$0.38	$0.56
There were 6,809 anti-dilutive securities at March 31, 2020 and no anti-dilutive securities at March 31, 2019.

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
As of March 31, 2020, on an adjusted basis, awards for stock options totaling 269,822 shares and awards for restricted stock totaling 135,658 shares of Company common stock have been granted, net of any forfeitures, to participants in the Plans. Share-based compensation expense was $185,000 and $39,000 for the three months ended March 31, 2020 and 2019, respectively.

Stock Option Awards
All stock option awards granted under the 2008 Plan vest in 20 percent annual increments commencing one year from the grant date in accordance with the requirements of the 2008 Plan. The stock option awards granted to date under the 2013 Plan provide for immediate vesting of a portion of the award with the balance of the award vesting on the anniversary date of each grant date in equal annual installments over periods of one-to-four years subject to the continued service of the participant with the
Company. All of the options granted under the 2008 Plan and the 2013 Plan are exercisable for a period of 10 years from the date of grant, subject to vesting. The following is a summary of the Company’s stock option award activity during the three months ended March 31, 2020:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2020	121,260	$20.80	5.33	$1,842,687
Granted	8,225	36.26
Exercised	(10,685)	17.07
Forfeited	(135)	33.50
Outstanding at March 31, 2020	118,665	22.20	5.51	312,338
Exercisable	102,495	20.31	4.96	312,338
Expected to vest, assuming a 0% forfeiture rate over the vesting term	16,170	$34.19	9.05	$—
As of March 31, 2020, there was $78,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans.  The cost is expected to be recognized over the remaining weighted-average vesting period of less than 3.14 years.
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The fair value of options granted for the three months ended March 31, 2020 and 2019 were determined using the following weighted-average assumptions as of the grant date.

	March 31, 2020	March 31, 2019
Annual dividend yield	1.60%	1.72%
Expected volatility	21.67%	21.68%
Risk-free interest rate	1.38%	2.64%
Expected term	6.50 years	6.50 years
Weighted-average grant date fair value per option granted	$7.14	$7.24

Restricted Stock Awards
The fair value of the restricted stock awards is equal to the fair value of the Company's stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. The restricted stock awards granted under the 2008
Plan vest in 20% annual increments commencing one year from the grant date. The restricted stock awards granted to date under the 2013 Plan provide for immediate vesting of a portion of the award with the balance of the award vesting on the anniversary date of each of the grant date in equal annual installments over periods of one-to-four years subject to the continued service of the participant with the Company.

The following is a summary of the Company’s non-vested restricted stock award activity during the three months ended March 31, 2020:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-vested at January 1, 2020	12,290	$33.32
Granted	13,600	36.26
Vested	(6,816)	34.60
Forfeited	(180)	33.50
Non-Vested at March 31, 2020	18,894	$34.97	$21.01
Expected to vest assuming a 0% forfeiture rate over the vesting term	18,894	$34.97	$21.01
As of March 31, 2020, there was $627,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plans.  The cost is expected to be recognized over the weighted-average vesting period of 3.3 years.  The total fair value of shares vested for the three months ended March 31, 2020 and 2019 was $236,000 and $95,000, respectively.
Employee Stock Ownership Plan
In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company which was paid in full in 2017.  In August 2012, in conjunction with the Company’s conversion to a full stock company from the mutual holding company structure, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company.  The loan is being repaid principally by the Bank through contributions to the ESOP over a period of ten years. The interest rate on the loan is fixed at 2.25% per annum. As of March 31, 2020, the remaining balance of the ESOP loan was $126,000.
Neither the loan balance nor the related interest expense is reflected on the condensed consolidated financial statements.
For the calendar year 2020, the ESOP was committed to release 11,340 shares of the Company’s common stock to participants and held 11,340 unallocated shares remaining to be released in 2021. The fair value of the 165,056 restricted shares held by the ESOP trust was $3.5 million at March 31, 2020. ESOP compensation expense included in salaries and benefits was $174,000 and $168,000 for the three months ended March 31, 2020 and 2019, respectively.
Note 11 – Revenue from Contracts with Customers
All of the Company's revenue from contracts with customers in the scope of ASC 606 - Revenue from Contracts with Customers ("ASC 606") is recognized in Noninterest Income with the exception of the net loss on OREO and repossessed assets, which is included in Noninterest Expense. The following table presents the Company's sources of Noninterest Income for the three months ended March 31, 2020 and 2019 (in thousands). Items outside of the scope of ASC 606 are noted as such.

	Three Months Ended March 31,
	2020	2019
Noninterest income:
Service charges and fee income
Account maintenance fees	$94	$50
Transaction-based and overdraft service charges	100	109
Debit/ATM interchange fees	230	213
Credit card interchange fees	7	6
Loan fees (a)	48	60
Other fees (a)	15	9
Total service charges and fee income	494	447
Earnings on cash surrender value of bank-owned life insurance (a)	15	108
Mortgage servicing income (a)	244	242
Fair value adjustment on mortgage servicing rights (a)	(362)	(324)
Net gain on sale of loans (a)	318	535
Total noninterest income	$709	$1,008
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

The Company utilizes a third-party agency relationship to brand credit cards with fees for originating new accounts paid by the issuing bank. Credit card interchange income represents fees earned when a credit card is issued by the third party agent. Similar to debit card interchange fees, the Bank earns an interchange fee for each transaction made with Sound Community Bank's branded credit cards. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders' credit card. Certain expenses and rebates directly related to the credit card interchange contract are recorded net of the interchange income.

Net loss on OREO and repossessed assets
We record a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed of trust. When the Bank finances the sale of other real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the other real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on sale, we adjust the transaction price and related gain or loss on sale if a significant financing component is present. The Company incurred expenses on OREO properties of zero and $3,000 for the three months ended March 31, 2020 and 2019, respectively, which are included in Noninterest Expense on the Company’s Condensed Consolidated Statements of Income.

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

The following table represents the consolidated statements of condition classification of the Company’s right of use assets and lease liabilities (in thousands):

	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	$7,384	$7,641
Operating lease liabilities	$7,766	$8,010

The following table represents the components of lease expense (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease expense
Office leases	$307	$305
Equipment leases	5	5
Sublease income	(3)	(2)
Net lease expense	$309	$308

The following table represents the maturity of lease liabilities:

	March 31, 2020
	Office leases	Equipment leases
Operating Lease Commitments
Remainder of 2020	$806	$3
2021	1,042	—
2022	1,016	—
2023	989	—
2024	968	—
Thereafter	3,897	—
Total lease payments	8,718	3
Less: Present value discount	955	—
Present value of lease liabilities	$7,763	$3

Lease term and discount rate by lease type consist of the following:

March 31, 2020
Weighted-average remaining lease term (in years):
Office leases	8.53
Equipment leases	0.17
Weighted-average discount rate (annualized):
Office leases	2.65%
Equipment leases	1.62%

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows
Office leases	$291	$286
Equipment leases	$5	$5

Note 13 – Subsequent Event
On April 27, 2020, the Board of Directors of the Company declared a quarterly cash dividend of $0.15 per common share, payable on May 22, 2020 to stockholders of record at the close of business on May 8, 2020.

As of April 30, 2020, we have funded over $48.5 million Paycheck Protection Program ("PPP") loans, with an average loan amount of $164,000. Another $19.4 million in PPP loans are approved and awaiting funding and 201 applications totaling $6.3 million were in process as of April 30, 2020.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Statements
Certain matters discussed in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:

•
the effect of the novel Coronavirus Disease 2019 (“COVID-19”), including on our credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate clients, including economic activity, employment levels and market liquidity;

•	changes in consumer spending, borrowing and savings habits;

•	changes in economic conditions, either nationally or in our market area;

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

•	our ability to access cost-effective funding;

•	uncertainty regarding the future of the London Interbank Offered Rate ("LIBOR"), and the potential transition away from LIBOR toward new interest rate benchmarks;

•	our ability to control operating costs and expenses;

•	secondary market conditions for loans and our ability to sell loans in the secondary market;

•	fluctuations in interest rates;

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

•
legislative or regulatory changes such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations that adversely affect our business, and the availability of resources to address such changes;

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

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, including the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"); and

•	the other risks described from time to time in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including this Form 10-Q and our 2019 Form 10-K.
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
Sound Community Bank’s deposits are insured up to applicable limits by the FDIC. At March 31, 2020, Sound Financial Bancorp, on a consolidated basis, had assets of $737.6 million, net loans held-for-portfolio of $619.5 million, deposits of $634.6 million and stockholders’ equity of $78.2 million. The shares of Sound Financial Bancorp are traded on NASDAQ Capital Market under the symbol “SFBC.”  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121.
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
Critical Accounting Policies
Certain of our accounting policies require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for other-than-temporary impairment of securities, accounting for mortgage servicing rights, accounting for other real estate owned and accounting for deferred income taxes.  Our methodologies for analyzing the allowance for loan losses, other-than-temporary impairment, mortgage servicing rights, other real estate owned and deferred tax asset accounts are described in our 2019 Form 10-K.
COVID 19 Response
In response to the current global situation surrounding the COVID-19 pandemic, the Company is offering a variety of relief options designed to support our clients and communities, including participating in the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”).

Paycheck Protection Program ("PPP") Participation. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program called the Paycheck Protection Program. The goal of the PPP is to avoid as many layoffs as possible, and to encourage small businesses to maintain payrolls. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.

As of April 30, 2020, we have funded over $48.5 million in PPP loans, with an average loan amount of $164,000. Another $19.4 million in PPP loans are approved and awaiting funding and 201 applications totaling $6.4 million have been submitted but not yet approved as of April 30, 2020. Many of the PPP applications have been from our existing clients but we are also serving those in our communities who have not had a banking relationship with us in the past. In addition to the 1% interest earned on these loans, the SBA pays us fees for processing PPP loans in the following amounts: (i) 5% for loans of not more than $350,000; (ii) 3% for loans of more than $350,000 and less than $2,000,000; and 1% for loans of at least $2,000,000. We may not collect any fees from the loan applicants. The following table summarizes our PPP participation as of April 30, 2020 (dollars in thousands):

	Funded			Approved awaiting funding
	Total Outstanding	Number of Loans	Average Loan Amount	Total Request	Number of Loans	Average Loan Amount
Existing clients	$22,945	185	$124	$5,829	92	$63
New clients	25,537	110	232	13,601	191	71
Total PPP loans	$48,482	295	$164	$19,430	283	$69

PPP loans to our existing clients are in addition to $21.8 million in loans these borrowers had outstanding with the Company at March 31, 2020. The SBA processing fees for the approved loans total $1.6 million.

We intend to utilize the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”), pursuant to which the Company will pledge its PPP loans as collateral at face value to obtain non-recourse loans.

Loan Modifications. We received and continue to receive numerous inquiries and requests from borrowers for some form of payment relief. We are providing payment relief for both consumer and business clients. As of April 30, 2020, we received requests to modify 99 loans aggregating $48.0 million, or 7.7% of total loans. As of that date, we had modified loans, predominantly payment deferrals for 90-180 days, aggregating $42.8 million, or 6.8% of total loans, as more fully described in the table below. All loans modified due to COVID-19 will be separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. We believe the steps we are taking are necessary to effectively manage our portfolio and assist our clients through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic.

The following is a summary of the type and amount of loan modifications made by the Company as of April 30, 2020 (dollars in thousands):

	Payment Relief
	Interest only		Principal & Interest
	90 days	180 days	365 days	90 days	180 days	Total	% of Total Loans
Real estate loans:
One-to-four family	$6,819	$144	$—	$15,903	$205	$23,071	16.4%
Home equity	—	—	—	53	—	53	0.3
Construction and land	105	—	—	382	—	487	0.7
Commercial and multifamily	4,769	9,706	1,365	945	—	16,785	6
Total real estate loans	11,693	9,850	1,365	17,283	205	40,396
Consumer loans:
Manufactured homes	64	—	—	876	—	940	4.5
Floating homes	—	—	—	—	286	286	0.6
Other consumer loans	—	—	—	—	—	—
Total consumer loans	64	—	—	876	286	1,226
Commercial business loans	163	864	—	186	—	1,213	3.3
Total	$11,920	$10,714	$1,365	$18,345	$491	$42,835	6.8%

The modifications discussed above were not classified as TDRs in accordance with the guidance of the CARES Act. The CARES Act provided that the short-term modification of loans as a result of the COVID-19 pandemic, made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act if they are less than 30 days past due on their contractual payments at the time a modification program is implemented.

Support for Clients, Employees and Community during Pandemic. In order to provide essential services and support our communities while safely conducting business during our state’s Stay Home, Stay Safe order we took a variety of steps. The vast majority of back office personnel were deployed to work from home with only a skeleton staff in the administrative offices which ensures social distancing. The administrative building was closed to the general public. Branch lobby hours were reduced in all markets along with additions of signage and directional markings to ensure clients made every effort to maintain distance and limit contact. We also strictly manage occupancy in branch lobbies requiring any overflow to remain outside. At the same time drive-up hours and services were expanded in select markets and Interactive Teller Machine (ITM) hours were extended so clients could achieve contactless transactions. Our website is regularly updated with best practices and tips for clients to use electronic banking. The Company leave policies were amended to allow employees that needed time for quarantine to be paid and we implemented the Family First Response Act provisions, further enhancing leave flexibility. We created a unique email and telephone hotline for loan assistance, and we continued to make new loans in all product lines. Front line employees received a bonus payment for maintaining our lobby operations. Certain fees are being waived for clients and no early withdrawal penalty is assessed on certificate withdrawals of up to $25,000 if needed for living or other expenses as a result of the COVID-19 pandemic. Our employees continued to volunteer in their communities by sewing cloth masks and fundraising for foodbanks, which fundraising was matched by the Company.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019
General.   Total assets increased $17.8 million, or 2.5%, to $737.6 million at March 31, 2020 from $719.9 million at December 31, 2019. The increase was primarily due to a higher balances of loans held-for-portfolio and held-for-sale, cash and cash equivalents, and available-for-sale securities.
Cash and Securities.  Cash and cash equivalents increased $6.2 million, or 11.2%, to $62.0 million at March 31, 2020 from $55.8 million at December 31, 2019. Available-for-sale securities, which consist of municipal bonds and agency mortgage-backed securities increased $1.9 million, or 20.7%, to $11.2 million at March 31, 2020 from $9.3 million at December 31, 2019 as a result of investment securities purchased during the current quarter.
Loans.  Our loans held-for-portfolio, net, increased $5.2 million, or 0.9%, to $619.5 million at March 31, 2020 from $614.2 million at December 31, 2019.
The following table reflects the changes in the loan mix of our loan portfolio at March 31, 2020, as compared to December 31, 2019 (dollars in thousands):

	March 31, 2020	December 31, 2019	Amount Change	Percent Change
One-to-four family	$140,525	$149,393	$(8,868)	(5.9)%
Home equity	20,981	23,845	(2,864)	(12.0)
Commercial and multifamily	280,046	261,268	18,778	7.2
Construction and land	72,011	75,756	(3,745)	(4.9)
Manufactured homes	21,054	20,613	441	2.1
Floating homes	46,834	43,799	3,035	6.9
Other consumer	9,259	8,302	957	11.5
Commercial business	36,559	38,931	(2,372)	(6.1)
Deferred loan fees	(1,894)	(2,020)	126	(6.2)
Total loans held-for-portfolio, gross	625,375	619,887	5,488	0.9
Allowance for loan losses	(5,893)	(5,640)	(253)	4.5
Total loans held-for-portfolio, net	$619,482	$614,247	$5,235	0.9%
As illustrated in the table above, the increase in our loan portfolio at March 31, 2020, compared to December 31, 2019, was primarily a result of the $18.8 million, or 7.2% increase in commercial and multifamily real estate loans and $3.0 million, or 6.9%, increase in floating homes loans, partially offset by decreases in one-to-four family loans of $8.9 million, or 5.9%, home equity loans of $2.9 million, or 12.0%, construction and land loans of $3.7 million, or 4.9%, and commercial business loans of $2.4 million, or 6.1%.  At March 31, 2020, our loan portfolio, net of deferred loan fees, remained well-diversified. Commercial and multifamily real estate loans accounted for approximately 44.6% of total loans and one-to-four family loans, including home equity loans accounted for approximately 25.7% of total loans and consumer loans, consisting of manufactured homes, floating homes, and other consumer loans accounted for approximately 12.3% of total loans at March 31, 2020. Construction and land loans accounted for approximately 11.5% of total loans and commercial business loans accounted for approximately 5.8% of total loans at March 31, 2020.

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

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$5,640	$5,774
Charge-offs	(6)	(20)
Recoveries	9	23
Net recoveries/(charge-offs)	3	3
Provision (recapture) for loan losses during the period	250	(200)
Balance at end of period	$5,893	$5,577

Ratio of net recoveries/(charge-offs) during the period to average loans outstanding during the period	—%	—%

	March 31, 2020	December 31, 2019
Allowance as a percentage of nonperforming loans (end of period)	138.53%	121.11%
Allowance as a percentage of total loans (end of period)	0.93%	0.91%
Our allowance for loan losses increased $253,000, or 4.5%, to $5.9 million at March 31, 2020, from $5.6 million at December 31, 2019. The overall increase in the allowance for loan losses is related to uncertainty as a result of the COVID-19 pandemic and increases in the loan portfolio. The entire economy has been adversely affected by the COVID-19 pandemic, with the hospitality industry being extremely hard hit. Our direct exposure to the hospitality industry, which includes food and beverage, lodging and recreation, was comprised of 16 loans to unrelated borrowers totaling $7.6 million and indirect exposure was $12.0 million at March 31, 2020. Most loans are secured by underlying collateral and were originated with loan-to-values ratios of 78% or less, except for one unsecured loan totaling $10,000. Seven of these borrowers with loans totaling $4.8 million received PPP loans from the Bank totaling $793,000, which are 100% federally guaranteed. Added pressures on asset quality in future quarters may require additional increases to the allowance for loan losses. The amount of allowance for loan losses will depend on a number of factors, including but not limited to the extent and duration of the impact of the COVID-19 pandemic on public health and the economy.
Specific loan loss reserves increased to $786,000 at March 31, 2020, compared to $724,000 at December 31, 2019, while general loan loss reserves increased to $4.2 million at March 31, 2020, compared to $4.0 million at December 31, 2019 and the unallocated reserve decreased to $865,000 at March 31, 2020, compared to $948,000 at December 31, 2019.  The increase in the general reserve was a result of the higher balance on loans held-for-portfolio. Net charge-offs for both the three months ended March 31, 2020 and 2019 were $3,000, respectively. At March 31, 2020, the allowance for loan losses as a percentage of total loans and nonperforming loans was 0.93% and 138.53%, respectively, compared to 0.91% and 121.11%, respectively, at December 31, 2019.
Mortgage Servicing Rights.  The fair value of mortgage servicing rights was $3.0 million at March 31, 2020, a decrease of $243,000 or 7.5% from $3.2 million at December 31, 2019. We record mortgage servicing rights on loans sold with servicing retained and upon acquisition of a servicing portfolio. We stratify our capitalized mortgage servicing rights based upon the type, term and interest rates of the underlying loans. Mortgage servicing rights are carried at fair value. If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.

Nonperforming Assets.  At March 31, 2020, our nonperforming assets totaled $4.8 million, or 0.65% of total assets, compared to $5.2 million, or 0.73% of total assets at December 31, 2019.
The table below sets forth the amounts and categories of nonperforming assets at the dates indicated (dollars in thousands):

	Nonperforming Assets
	March 31, 2020	December 31, 2019	Amount Change	Percent Change
Nonaccrual loans	$4,254	$4,657	$(403)	(8.7)%
OREO and repossessed assets	575	575	—	—
Total nonperforming assets	$4,829	$5,232	$(403)	(7.7)%
Nonaccrual loans decreased $403,000, or 8.7%, to $4.2 million at March 31, 2020 from $4.7 million at December 31, 2019. Nonaccrual loans were 0.67% of total loans at March 31, 2020, compared to 0.75% of total loans at December 31, 2019.
OREO and repossessed assets were $575,000 at both March 31, 2020 and December 31, 2019. At March 31, 2020, OREO and repossessed assets consisted solely of a former bank branch property located in Port Angeles, Washington which was acquired in 2015 as a part of three branches purchased from another financial institution. It is currently leased to a not-for-profit organization headquartered in our market area at a below market rate.
Deposits.  Total deposits increased $17.8 million, or 2.9%, to $634.6 million at March 31, 2020 from $616.7 million at December 31, 2019. The increase was due primarily to increases in all deposit products other than certificates of deposit, as a result of our effort to grow retail non-maturity deposits (i.e, non-certificates of deposit). The certificates of deposit decreased $7.2 million, or 2.9%, to $244.2 million at March 31, 2020 from $251.4 million at December 31, 2019. We continue our efforts to increase noninterest-bearing deposits, which increased $12.8 million, or 13.2%, to $110.1 million at March 31, 2020, compared to $97.3 million at December 31, 2019.
A summary of deposit accounts with the corresponding weighted-average cost of funds at the dates indicated is presented below (dollars in thousands):

	March 31, 2020		December 31, 2019
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$105,995	—%	$94,973	—%
Interest-bearing demand	164,306	0.53	159,774	0.54
Savings	64,442	0.32	57,936	0.33
Money market	51,470	0.53	50,337	0.49
Time deposits	244,221	2.52	251,387	2.23
Escrow (1)	4,124	—	2,311	—
Total deposits	$634,558	1.20%	$616,718	1.16%
(1) Escrow balances shown in noninterest-bearing deposits on the consolidated balance sheets.
Borrowings.  FHLB advances remained unchanged at $7.5 million at March 31, 2020 from December 31, 2019.
Stockholders’ Equity.   Total stockholders’ equity increased $521,000, or 0.67%, to $78.2 million at March 31, 2020 from $77.7 million at December 31, 2019. This increase primarily reflects $981,000 in net income and stock-based compensation of $185,000, partially offset by the payment of cash dividends of $903,000 to common stockholders during the current quarter.

Comparison of Results of Operation for the Three Months Ended March 31, 2020 and 2019
General.  Net income decreased $463,000, or 32.1%, to $1.0 million or $0.38 per diluted common share, for the three months ended March 31, 2020, compared to $1.4 million, or $0.56 per diluted common share, for the three months ended March 31, 2019. The primary reasons for the decrease in net income for the three months ended March 31, 2020, were decreases in net interest income of $261,000 and noninterest income of $299,000 combined with a $450,000 increase in the provision for loan losses and a $134,000 increase in interest expense as compared to the first quarter of 2019.These increases were partially offset by a decrease in noninterest expense of $449,000 for the three months ended March 31, 2020 as compared to the same period in 2019.
Interest Income.  Interest income decreased $127,000, or 1.4%, to $8.6 million for the three months ended March 31, 2020, from $8.8 million for the three months ended March 31, 2019. Interest income on loans increased $49,000, or 0.6%, to $8.4 million for the three months ended March 31, 2020, due to higher average loan balances. The average balance of loans held-for-portfolio was $621.8 million for the three months ended March 31, 2020, compared to $612.1 million for the three months ended March 31, 2019. The weighted average yield on loans held-for-portfolio was 5.43% for the three months ended March 31, 2020, compared to 5.54% for the three months ended March 31, 2019. Interest income on the investment portfolio decreased $176,000, or 42.5%, to $238,000 during the three months ended March 31, 2020, compared to $414,000 during the three months ended March 31, 2019, due to lower average yields compared to the same period a year ago.

Our weighted-average yield on interest-earning assets was 5.08% for the three months ended March 31, 2020, compared to
5.18% for the three months ended March 31, 2019. The weighted-average yield on investments including interest-bearing cash was 1.58% for the three months ended March 31, 2020, compared to 2.69% for the three months ended March 31, 2019. The average balance of investment portfolio, which included interest-bearing cash balances and available-for-sale securities decreased $1.0 million, or 1.7%, compared to a year ago.
Interest Expense.  Interest expense increased $134,000, or 7.5%, to $1.9 million for the three months ended March 31, 2020, from $1.8 million for the three months ended March 31, 2019. The increase in interest expense was as a result of both a higher weighted-average cost and balance of deposits, partially offset by a decrease in the average balance of Federal Home Loan Bank ("FHLB") borrowings.
Interest expense on deposits increased $393,000, or 26.8%, to $1.9 million for the three months ended March 31, 2020, compared to the same period a year ago, driven by an increase of $39.8 million, or 8.3%, in the average balance of interest-bearing deposits to $519.3 million, and an 18 basis point increase in the weighted average rate paid on interest-bearing deposits to 1.20% for the three months ended March 31, 2020, from 1.02% for the three months ended March 31, 2019.
Interest expense on FHLB borrowings decreased $259,000, or 81.4%, to $59,000 for the three months ended March 31, 2020, compared to a year ago, due to a $46.3 million, or 85.6% decrease in the average balance of FHLB borrowings to $7.8 million, from $54.1 million for the quarter ended March 31, 2019.
Net Interest Income.   Net interest income decreased $261,000, or 3.7%, to $6.7 million for the three months ended March 31, 2020, from $7.0 million for the three months ended March 31, 2019. The decrease in net interest income was primarily a result of an increase in interest expense due to higher average balances of and rates paid on deposits and a decrease in interest income on investments due to lower yields, partially offset by decreased interest expense paid on borrowings and increased interest income on loans. Net interest income has been significantly impacted by decreases in the targeted Federal Funds Rate since July 2019, including the 150 basis point decrease in March 2020 in response to the COVID-19 pandemic. The 150 basis-point decrease in the targeted Federal Funds Rate in response to COVID-19 pandemic did not occur until late in the quarter in March 2020, and the full effect of the lower interest rate environment had not yet been realized at quarter end. Furthermore, the effect of recent changes in the targeted Federal Funds Rate on the cost of funding liabilities typically lags the effect on the yield earned on interest-earning assets because rates on many deposit accounts are decision-based, not tied to a specific market-based index, and are based on competition for deposits while most interest-earning assets adjust earlier because they are tied to a specific market-based index. Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the recent 150 basis point reductions in the targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected in 2020.
Provision/(Recapture) for Loan Losses.  We establish provisions for loan losses, which are charged to earnings, based on our review of the level of the allowance for loan losses required to reflect management’s best estimate of the probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, peer group data, prevailing economic conditions, and current factors.  Large groups of smaller balance homogeneous loans, such as one- to four- family, small commercial and multifamily, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data. Loans for which management has concerns about the borrowers’ ability to repay, are evaluated individually and specific loss allocations are provided for these loans when necessary.

The Company recorded a provision for loan losses of $250,000 for the three months ended March 31, 2020, compared to a recapture from the allowance for loan losses of $200,000 for the three months ended March 31, 2019. The recapture during the first quarter of 2019 was primarily due to a lower balance of loans held-for-portfolio as a result of a $16.2 million one-to-four family loan sale during that quarter. The increase in the provision for the three months ended March 31, 2020 is primarily related to uncertainty as a result of the COVID-19 pandemic. Net loan recoveries were $3,000 for both the three months ended March 31, 2020 and 2019.
While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the adjustment of reserves based upon their judgment of information available to them at the time of their examination.
Noninterest Income.  Noninterest income decreased $299,000, or 29.7%, to $709,000 for the three months ended March 31, 2020, as compared to $1.0 million for the three months ended March 31, 2019, as reflected below (dollars in thousands):

	Three Months Ended March 31,		Amount Change	Percent Change
	2020	2019
Service charges and fee income	$494	$447	$47	10.5%
Earnings on cash surrender value of BOLI	15	108	(93)	(86.1)
Mortgage servicing income	244	242	2	0.8
Fair value adjustment on mortgage servicing rights	(362)	(324)	(38)	11.7
Net gain on sale of loans	318	535	(217)	(40.6)
Total noninterest income	$709	$1,008	$(299)	(29.7)%
The decrease in noninterest income during the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to decreases in gain on sale of loans. The higher gain on sale of loans during the first quarter of 2019 was a result of the sale of $16.2 million of one-to-four family loans held in portfolio during that quarter.

Noninterest Expense.  Noninterest expense decreased $449,000, or 7.0%, to $5.9 million during the three months ended March 31, 2020, compared to $6.4 million during the three months ended March 31, 2019, as reflected below (dollars in thousands):

	Three Months Ended March 31,		Amount Change	Percent Change
	2020	2019
Salaries and benefits	$3,235	$3,639	$(404)	(11.1)%
Operations	1,394	1,634	(240)	(14.7)
Regulatory assessments	250	113	137	121.2
Occupancy	497	506	(9)	(1.8)
Data processing	570	500	70	14.0
Net loss on OREO and repossessed assets	—	3	(3)	(100.0)
Total noninterest expense	$5,946	$6,395	$(449)	(7.0)%
The decrease in noninterest expense was primarily due to decreases of $404,000 in salaries and benefits and $240,000 operations expense, partially offset by a $137,000 increase in regulatory assessments expense. Salaries and benefits expense decreased due to higher deferred salaries and lower self-insured medical expense accruals, which accruals factor in the stop loss coverage provided by the Company’s catastrophic loss insurance. Operations expense decreased due to a $216,000 decrease in professional and consulting fees and $100,000 of operational losses from wire fraud recognized in the quarter ended March 31, 2019. Regulatory assessments increased to normal levels as the Bank utilized all of its remaining regulatory assessment credits last year and due to costs for the DFI examination paid during the quarter ended March 31, 2020.

The efficiency ratio for the quarter ended March 31, 2020 was 79.95%, compared to 79.97% for the quarter ended March 31, 2019.
Income Tax Expense.  For the three months ended March 31, 2020, we incurred income tax expense of $260,000 as compared $358,000 for the three months ended March 31, 2019. The effective tax rates for the three months ended March 31, 2020 and 2019 were 20.95% and 19.87%, respectively.
Liquidity
The Management Discussion and Analysis in Item 7 of the Company’s 2019 Form 10-K contains an overview of Sound Financial Bancorp’s and the Bank’s liquidity management, sources of liquidity and cash flows. This discussion updates that disclosure for the three months ended March 31, 2020.
The Bank’s primary sources of funds are deposits, principal and interest payments on loans and borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank’s primary investing activity is loan originations. The Bank maintains liquidity levels it believes to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  At March 31, 2020, the Bank had $73.2 million in cash and investment securities available-for-sale and $5.9 million in loans held-for-sale generally available for its cash needs.  Also, at March 31, 2020, the Bank had the ability to borrow an additional $216.3 million in FHLB advances based on existing collateral pledged, and could access $38.2 million through the Federal Reserve’s Discount Window. At March 31, 2020, we also had available a total of $20.0 million in credit facilities with other financial institutions, with no balance outstanding. The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals and loan commitments. At March 31, 2020, outstanding loan commitments, including unused lines and letters of credit totaled $120.0 million, including $40.1 million of undisbursed construction and land loans. Certificates of deposit scheduled to mature in one year or less at March 31, 2020, totaled $125.6 million. Based on our competitive pricing, we believe that a majority of maturing deposits will remain with the Bank. In addition, the Bank’s liquidity is expected to be supplemented in the second quarter of 2020 by its participation in the Federal Reserve’s PPPLF pursuant to which the Bank will pledge PPP loans as collateral at face value to obtain Federal Reserve Bank non-recourse loans.
Cash and cash equivalents increased $6.2 million to $62.0 million as of March 31, 2020, from $55.8 million as of December 31, 2019. Net cash used in operating activities was $3.3 million for the three months ended March 31, 2020.  Net cash used in investing activities totaled $7.7 million during the three months ended March 31, 2020 and consisted primarily of a increases in net loans and available-for-sale securities. The $17.2 million of net cash provided by financing activities during the three months ended March 31, 2020 was primarily the result of a $17.8 million net increase in deposits.

As a separate legal entity from the Bank, the Company must provide for its own liquidity.  At March 31, 2020, the Company, on an unconsolidated basis, had $2.0 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs. The Company’s principal source of liquidity is dividends and ESOP loan repayments from the Bank.
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
A summary of our off-balance sheet loan commitments at March 31, 2020, is as follows (in thousands):

March 31, 2020
Commitments to make loans	$36,353
Unfunded construction commitments	40,108
Unused lines of credit	42,345
Irrevocable letters of credit	1,241
Total loan commitments	$120,047
Capital
Sound Community Bank is subject to minimum capital requirements imposed by regulations of the FDIC.  Capital adequacy requirements are quantitative measures established by regulation that require Sound Community Bank to maintain minimum amounts and ratios of capital.

Prior to January 1, 2020, the Bank followed the FDIC’s prompt corrective actions standards. In order to be considered well-capitalized under the prompt corrective action standards, a bank must have a ratio of CET1 capital to risk-weighted assets of at least 6.5%, a ratio of Tier 1 capital to risk-weighted assets of at least 8%, a ratio of total capital to risk-weighted assets of at least 10%, and a leverage ratio of at least 5%, and the bank must not be subject to a regulatory capital requirement imposed on it as an individual bank. In order to be considered adequately capitalized, a bank must have the minimum capital ratios described above. Institutions with lower capital ratios are assigned to lower capital categories. Based on safety and soundness concerns, the FDIC may assign an institution to a lower capital category than would originally apply based on its capital ratios. The FDIC is also authorized to require Sound Community Bank to maintain additional amounts of capital in connection with concentrations of assets, interest rate risk, and certain other items. The FDIC has not imposed such a requirement on Sound Community Bank. Effective January 1, 2020, a bank that elects to use the Community Bank Leverage Ratio (“CBLR”) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0%. As required by the CARES Act, the FDIC has temporarily lowered the CBLR to 8% beginning in the second quarter of 2020 through the end of the year. Beginning in 2021, the CBLR will increase to 8.5% for that calendar year. The CBLR will return to 9% on January 1, 2022. To be eligible to utilize the CBLR, the Bank also must have total consolidated assets of less than $10 billion, off-balance sheet exposures of 25% or less of its total consolidated assets, and trading assets and trading liabilities of 5.0% or less of its total consolidated assets, all as of the end of the most recent quarter. As of March 31, 2020, the Bank elected to use the CBLR framework. At March 31, 2020, the Bank’s CBLR was 10.41%. Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank’s “well-capitalized” status. As of March 31, 2020 and December 31, 2019, Sound Community Bank had regulatory capital in excess of the Federal Reserve’s minimum and well capitalized definitions requirements.
The actual regulatory capital amounts and ratios calculated for Sound Community Bank at December 31, 2019, were as follows (dollars in thousands):

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital to average total adjusted assets	$74,031	10.22%	$28,981	4.0%	$36,226	5.0%
Common Equity Tier 1 to risk-weighted assets	74,031	12.07	27,601	4.5	39,868	6.5
Tier 1 Capital to risk-weighted assets	74,031	12.07	36,801	6.0	49,068	8.0
Total Capital to risk-weighted assets	$79,974	13.04%	$49,068	8.0%	$61,335	10.0%
Pursuant to the capital regulations of the FDIC and the other federal banking agencies, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At March 31, 2020, the Bank’s CET1 capital exceeded the required capital conservation buffer.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at March 31, 2020, Sound Financial Bancorp would have exceeded all regulatory capital requirements.  The estimated Community Bank Leverage Ratio calculated for Sound Financial Bancorp as of March 31, 2020 were 10.41%.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company provided information about market risk in Item 7A of its 2019 Form 10-K.  There have been no material changes in our market risk since our 2019 Form 10-K.
Item 4.     Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”)), as of March 31, 2020, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and several other members of the Company’s senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1     Legal Proceedings
In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.
Item 1A    Risk Factors
In light of recent developments relating to COVID-19, the Company is supplementing its risk factors contained in Item 1A of its 2019 Form 10-K. The following risk factor should be read in conjunction with the risk factors described in the 2019 Form 10-K.
The COVID-19 pandemic has adversely impacted our ability to conduct business and is expected to adversely impact our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The COVID-19 pandemic has significantly adversely affected our operations and the way we provide banking services to businesses and individuals, most of whom are currently under government issued stay-at-home orders. As an essential business, we continue to provide banking and financial services to our customers with branches remaining open with reduced lobby hours and social distancing queues in place and extended drive-thru hours In addition, we continue to provide access to banking and financial services through online banking, ATMs, ITMs and by telephone. If the COVID-19 pandemic worsens it could limit or disrupt our ability to provide banking and financial services to our customers.
In response to the stay-at-home orders, the majority of our employees currently are working remotely to enable us to continue to provide banking services to our customers. Heightened cybersecurity, information security and operational risks may result from these remote work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic. We also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.
There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. The COVID-19 pandemic may result in declines in loan demand and loan originations, other than through government sponsored programs such as the Payroll Protection Program, deposit availability, market interest rates and negatively impacted many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including recent reductions in the targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected in the near term, if not longer. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.
The impact of the pandemic is expected to continue to adversely affect us during 2020 and possibly longer as the ability of many of our customers to make loan payments has been significantly affected. Although the Company makes estimates of loan losses related to the pandemic as part of its evaluation of the allowance for loan losses, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact the pandemic will have on the credit quality of our loan portfolio. It is likely that increased loan delinquencies, adversely classified loans and loan charge-offs will increase in the future as a result of the pandemic. Consistent with guidance provided by banking regulators, we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans once the COVID-19 pandemic is resolved. Any increases in the allowance for credit losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

Table of Contents

The PPP loans made by the Bank are guaranteed by the SBA and, if used by the borrower for authorized purposes, may be fully forgiven. However, in the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from the Bank. In addition, since the commencement of the PPP, several larger banks have been subject to litigation regarding their processing of PPP loan applications. The Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank seeking PPP loans. PPP lenders, including the Bank, may also be subject to the risk of litigation in connection with other aspects of the PPP, including but not limited to borrowers seeking forgiveness of their loans. If any such litigation is filed against the Bank, it may result in significant financial or reputational harm to us.
Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown. and during which we may experience a recession. As a result, we anticipate our business may be materially and adversely affected during this recovery. To the extent the effects of the COVID-19 pandemic adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled "Risk Factors" in our 2019 Form 10-K and any subsequent Quarterly Reports on Form 10-Q.
Item 2    Unregistered Sales of Equity Securities and use of Proceeds
(a)    Not applicable
(b)Not applicable
(c)The Company did not make any stock repurchases during the quarter ended March 31, 2020, and as of that date did not have any publicly announced stock repurchase programs.

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

4.2	Description of capital stock (incorporated herein by reference to the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-35633))
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
101
The following financial statements from the Sound Financial Bancorp, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2020, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of equity (v) condensed consolidated statements of cash flows and (vi) the notes to condensed consolidated financial statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: May 8, 2020	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President/Chief Executive Officer
(Principal Executive Officer)

Sound Financial Bancorp, Inc.

Date: May 8, 2020	By:	/s/ Daphne D. Kelley
Daphne D. Kelley
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)