Form 10-Q
period 2020-06-30
Sound Financial Bancorp, Inc.
filed 2020-08-10
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
As of August 5, 2020, there were 2,595,289 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$130,537	$55,770
Available-for-sale securities, at fair value	10,198	9,306
Loans held-for-sale	7,364	1,063
Loans held-for-portfolio	690,703	619,887
Allowance for loan losses	(6,031)	(5,640)
Total loans held-for-portfolio, net	684,672	614,247
Accrued interest receivable	2,346	2,206
Bank-owned life insurance (“BOLI”), net	14,281	14,183
Other real estate owned (“OREO”) and repossessed assets, net	575	575
Mortgage servicing rights, at fair value	3,113	3,239
Federal Home Loan Bank (“FHLB”) stock, at cost	1,164	1,160
Premises and equipment, net	6,675	6,767
Right of use assets	7,166	7,641
Other assets	3,570	3,696
Total assets	$871,661	$719,853
LIABILITIES
Deposits
Interest-bearing	$551,841	$519,434
Noninterest-bearing demand	142,481	97,284
Total deposits	694,322	616,718
Borrowings	79,841	7,500
Accrued interest payable	204	226
Lease liabilities	7,561	8,010
Other liabilities	8,335	8,368
Advance payments from borrowers for taxes and insurance	1,163	1,305
Total liabilities	791,426	642,127
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,593,152 and 2,567,389 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	25	25
Additional paid-in capital	26,894	26,343
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(170)	(227)
Retained earnings	53,224	51,410
Accumulated other comprehensive income, net of tax	262	175
Total stockholders’ equity	80,235	77,726
Total liabilities and stockholders’ equity	$871,661	$719,853
See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
INTEREST INCOME
Loans, including fees	$8,631	$7,916	$17,040	$16,319
Interest and dividends on investments, cash and cash equivalents	77	424	314	838
Total interest income	8,708	8,340	17,354	17,157
INTEREST EXPENSE
Deposits	1,749	1,622	3,607	3,088
Borrowings	63	256	123	574
Total interest expense	1,812	1,878	3,730	3,662
Net interest income	6,896	6,462	13,624	13,495
PROVISION (RECAPTURE) FOR LOAN LOSSES	400	(200)	650	(400)
Net interest income after provision (recapture) for loan losses	6,496	6,662	12,974	13,895
NONINTEREST INCOME
Service charges and fee income	429	479	923	925
Earnings on cash surrender value of bank-owned life insurance	90	78	105	186
Mortgage servicing income	235	256	479	498
Fair value adjustment on mortgage servicing rights	(437)	(162)	(800)	(486)
Net gain on sale of loans	1,262	204	1,581	695
Total noninterest income	1,579	855	2,288	1,818
NONINTEREST EXPENSE
Salaries and benefits	2,818	2,654	6,053	6,293
Operations	1,326	1,450	2,720	3,084
Regulatory assessments	120	115	369	228
Occupancy	497	546	995	1,052
Data processing	645	460	1,215	960
Net loss on OREO and repossessed assets	—	7	—	9
Total noninterest expense	5,406	5,232	11,352	11,626
Income before provision for income taxes	2,669	2,285	3,910	4,087
Provision for income taxes	541	468	802	826
Net income	$2,128	$1,817	$3,108	$3,261

Earnings per common share:
Basic	$0.83	$0.72	$1.21	$1.29
Diluted	$0.82	$0.71	$1.20	$1.27
Weighted-average number of common shares outstanding:
Basic	2,559,879	2,521,901	2,553,369	2,516,095
Diluted	2,579,869	2,572,190	2,584,796	2,572,704

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$2,128	$1,817	$3,108	$3,261
Available for sale securities:
Unrealized holding gains arising during the period	134	39	110	92
Income tax expense related to unrealized gains/losses	(28)	(8)	(23)	(19)
Other comprehensive income, net of tax	106	31	87	73
Comprehensive income	$2,234	$1,848	$3,195	$3,334
See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2020 and 2019 (unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid -in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders’ Equity
Balance, at March 31, 2020	2,591,494	$25	$26,776	$(198)	$51,488	$156	$78,247
Net income					2,128		2,128
Other comprehensive income, net of tax						106	106
Share-based compensation			46				46
Cash dividends paid on common stock ($0.15 per share)					(389)		(389)
Common stock surrendered	(581)						—
Restricted shares forfeited	(1,510)						—
Common stock options exercised	3,749		34				34
Allocation of ESOP shares			38	28	(3)		63
Balance, at June 30, 2020	2,593,152	$25	$26,894	$(170)	$53,224	$262	$80,235

Balance, at December 31, 2019	2,567,389	$25	$26,343	$(227)	$51,410	$175	$77,726
Net income					3,108		3,108
Other comprehensive income, net of tax						87	87
Share-based compensation			231				231
Restricted stock awards issued	13,600						—
Cash dividends paid on common stock ($0.50 per share)					(1,294)		(1,294)
Common stock surrendered	(581)						—
Restricted shares forfeited	(1,690)						—
Common stock options exercised	14,434		216				216
Allocation of ESOP shares			104	57	—		161
Balance, at June 30, 2020	2,593,152	$25	$26,894	$(170)	$53,224	$262	$80,235

	Shares	Common Stock	Additional Paid -in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders’ Equity
Balance, at March 31, 2019	2,563,828	$25	$25,802	$(312)	$47,252	$156	$72,923
Net income					1,817		1,817
Other comprehensive income, net of tax						31	31
Share-based compensation			48				48
Cash dividends paid on common stock ($0.14 per share)					(359)		(359)
Common stock surrendered	(1,290)						—
Restricted shares forfeited	—						—
Common stock options exercised	950		6				6
Allocation of ESOP shares			70	29			99
Balance, at June 30, 2019	2,563,488	$25	$25,926	$(283)	$48,710	$187	$74,565

Balance, at December 31, 2018	2,544,059	$25	$25,663	$(340)	$46,165	$114	$71,627
Net income					3,261		3,261
Other comprehensive income, net of tax						73	73
Share-based compensation			87				87
Cash dividends paid on common stock ($0.28 per share)					(716)		(716)
Common stock surrendered	(2,778)						—
Restricted stock awards issued	15,925						—
Common stock options exercised	6,282		38				38
Allocation of ESOP shares			138	57			195
Balance, at June 30, 2019	2,563,488	$25	$25,926	$(283)	$48,710	$187	$74,565

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,108	$3,261
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net discounts on investments	58	16
Provision (recapture) for loan losses	650	(400)
Depreciation and amortization	486	470
Compensation expense related to stock options and restricted stock	231	87
Fair value adjustment on mortgage servicing rights	800	486
Change in right of use assets amortization	475	503
Change in lease liabilities	(449)	(416)
Increase in cash surrender value of BOLI	(105)	(186)
Net change in advances from borrowers for taxes and insurance	(142)	(20)
Net gain on sale of loans	(1,581)	(695)
Proceeds from sale of loans held-for-sale	89,662	37,962
Originations of loans held-for-sale	(95,644)	(37,405)
Net loss on OREO and repossessed assets	—	9
Change in operating assets and liabilities:
Accrued interest receivable	(140)	179
Other assets	126	565
Accrued interest payable	(22)	58
Other liabilities	(33)	(132)
Net cash (used in) provided by operating activities	(2,520)	4,342
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(2,489)	(52)
Proceeds from principal payments, maturities and sales of available-for-sale securities	1,649	120
Net (increase) decrease in loans	(70,557)	54,248
Reduction in (purchase of) BOLI	55	(229)
Purchases of premises and equipment, net	(395)	(109)
Net cash (used in) provided by investing activities	(71,737)	53,978
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	77,604	25,901
Proceeds from borrowings	87,991	81,075
Repayment of borrowings	(15,650)	(148,825)
FHLB stock redeemed (purchased)	(4)	2,624
Allocation of ESOP shares	161	195
Dividends paid on common stock	(1,294)	(716)
Proceeds from common stock option exercises	216	38
Net cash provided by (used in) financing activities	149,024	(39,708)
Net change in cash and cash equivalents	74,767	18,612
Cash and cash equivalents, beginning of period	55,770	61,810
Cash and cash equivalents, end of period	$130,537	$80,422

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$225
Interest paid on deposits and borrowings	3,730	3,604
Loans transferred from loans held-for-portfolio to OREO and repossessed assets	—	494
Leases right of use assets obtained in exchange for operating lease liabilities:
Right of use assets	—	8,136
Lease Liabilities	—	8,408
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

Note 2 – Accounting Pronouncements Recently Issued or Adopted
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which provides relief from certain accounting and financial reporting requirements under U.S. GAAP. Section 4013 of the CARES Act provides temporary relief from the accounting and reporting requirements for troubled debt restructurings (TDRs) under ASC 310-40 for loan modifications related to the coronavirus disease (“COVID-19”) pandemic. In addition, on April 7, 2020, a group of banking agencies issued an interagency statement (Interagency Statement) for evaluating whether loan modifications that occur in response to the COVID-19 pandemic are TDRs. The interagency statement was originally issued on March 22, 2020, but the banking agencies revised it to address the relationship between their TDR accounting and disclosure guidance and the TDR guidance in Section 4013 of the CARES Act. Section 4013 of the CARES Act permits the suspension of ASC 310-40 for loan modifications that are made by financial institutions in response to the COVID-19 pandemic if (1) the borrower was not more than 30 days past due as of December 31, 2019, and (2) the modifications are related to arrangements that defer or delay the payment of principal or interest, or change the interest rate on the loan. The interagency statement indicates that a lender can conclude that a borrower is not experiencing financial difficulty if either (1) short-term (e.g., six months) modifications are made in response to the COVID-19 pandemic, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented, or (2) the modification or deferral program is mandated by the federal government or a state government. Accordingly, any loan modification made in response to the COVID-19 pandemic that meets either of these practical expedients would not be considered a TDR.

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848). This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update apply to contract modifications that replace a reference rate affected by reference rate reform (including rates referenced in fallback provisions) and contemporaneous modifications of other contract terms related to the replacement of the reference rate (including contract modifications to add or change fallback provisions). The following optional expedients for applying the requirements of certain Topics or Industry Subtopics in the Codification are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: 1) Modifications of contracts within the scope of Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; 2) Modifications of contracts within the scope of Topics 840, Leases, and 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate (for example, the incremental borrowing rate) or remeasurements of lease payments that otherwise would be required under those Topics for modifications not accounted for as separate contracts; and 3) Modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic 815-15, Derivatives and Hedging— Embedded Derivatives. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements by removing the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. This ASU clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The ASU adds disclosure requirements for Level 3 measurements, including changes in unrealized gains and losses for the period included in other comprehensive income for the recurring Level 3 fair value measurements held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of ASU 2018-13 did not have a material impact on the Company's consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017-04, which eliminates Step 2 from the goodwill impairment test. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Adoption of ASU 2017-04 is required for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017. The Company’s adoption of ASU 2017-04 did not have a material impact on its consolidated financial statements.

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

Note 3 – Investments
The amortized cost and fair value of our available-for-sale (“AFS”) securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2020
Municipal bonds	$4,161	$202	$—	$4,363
Agency mortgage-backed securities	5,706	129	—	5,835
Total	$9,867	$331	$—	$10,198

December 31, 2019
Municipal bonds	$3,197	$173	$—	$3,370
Agency mortgage-backed securities	5,888	56	(8)	5,936
Total	$9,085	$229	$(8)	$9,306
The amortized cost and fair value of AFS securities at June 30, 2020, by contractual maturity, are shown below (in thousands). Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	June 30, 2020
	Amortized Cost	Fair Value
Due within one year	$1,043	$1,046
Due after one year through five years	490	508
Due after five years through ten years	1,433	1,485
Due after ten years	1,195	1,324
Mortgage-backed securities	5,706	5,835
Total	$9,867	$10,198
There were no pledged securities at June 30, 2020 or December 31, 2019.
There were no sales of AFS securities during the three and six months ended June 30, 2020 or 2019.
There were no securities in gross unrealized position at June 30, 2020.
The following table summarizes the aggregate fair value and gross unrealized loss by length of time of those investments that have been in a continuous unrealized loss position at December 31, 2019 (in thousands):

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$3,387	$(8)	$—	$—	$3,387	$(8)
Total	$3,387	$(8)	$—	$—	$3,387	$(8)
There were no credit losses recognized in earnings during the three and six months ended June 30, 2020 or 2019 relating to the Company’s securities.

At June 30, 2020, the securities portfolio consisted of 14 agency mortgage-backed securities and nine municipal securities with a total portfolio fair value of $10.2 million. At December 31, 2019, the securities portfolio consisted of 13 agency mortgage-

backed securities and eight municipal securities with a fair value of $9.3 million. At June 30, 2020, there were no securities in an unrealized loss position for less than 12 months or more than 12 months. At December 31, 2019, there were five securities in an unrealized loss position for less than 12 months, and there were no securities in an unrealized loss position for more than 12 months. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. The unrealized losses on these investments are not considered other-than-temporary impairment ("OTTI") as of June 30, 2020, because the decline in fair value is not attributable to credit quality and because we do not intend, and it is not likely that we will be required, to sell these securities before recovery of their amortized cost basis. Additional deterioration in market and economic conditions related to the COVID-19 pandemic may, however, have an adverse impact on credit quality in the future and result in OTTI charges.

Note 4 – Loans
During the second quarter of 2020, as a qualified U.S. Small Business Administration’s (“SBA”) lender, the Company was automatically authorized to participate in the SBA Paycheck Protection Program (“PPP”). As of June 30, 2020, the Bank had funded PPP loans totaling $73.1 million.
The composition of the loans-held-for portfolio at the dates indicated, excluding loans held-for-sale, was as follows (in thousands):

	June 30, 2020	December 31, 2019
Real estate loans:
One-to-four family	$137,988	$149,393
Home equity	19,286	23,845
Commercial and multifamily	273,084	261,268
Construction and land	76,089	75,756
Total real estate loans	506,447	510,262
Consumer loans:
Manufactured homes	21,227	20,613
Floating homes	46,256	43,799
Other consumer	10,585	8,302
Total consumer loans	78,068	72,714
Commercial business loans	109,719	38,931
Total loans held-for-portfolio	694,234	621,907
Deferred fees	(3,531)	(2,020)
Total loans held-for-portfolio, gross	690,703	619,887
Allowance for loan losses	(6,031)	(5,640)
Total loans held-for-portfolio, net	$684,672	$614,247

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2020 (in thousands):

	Allowance: Individually evaluated for impairment	Allowance: Collectively evaluated for impairment	Allowance: Ending balance	Loans held for investment: Individually evaluated for impairment	Loans held for investment: Collectively evaluated for impairment	Loans held for investment: Ending balance

One-to-four family	$199	$950	$1,149	$5,994	$131,994	$137,988
Home equity	19	135	154	378	18,908	19,286
Commercial and multifamily	—	1,991	1,991	353	272,731	273,084
Construction and land	6	617	623	38	76,051	76,089
Manufactured homes	214	148	362	365	20,862	21,227
Floating homes	—	324	324	282	45,974	46,256
Other consumer	49	78	127	136	10,449	10,585
Commercial business	242	259	501	1,533	108,186	109,719
Unallocated	—	800	800	—	—	—
	$729	$5,302	$6,031	$9,079	$685,155	$694,234

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2019 (in thousands):

	Allowance: Individually evaluated for impairment	Allowance: Collectively evaluated for impairment	Allowance: Ending balance	Loans held for investment: Individually evaluated for impairment	Loans held for investment: Collectively evaluated for impairment	Loans held for investment: Ending balance

One-to-four family	$205	$915	$1,120	$8,620	$140,773	$149,393
Home equity	25	153	178	335	23,510	23,845
Commercial and multifamily	—	1,696	1,696	353	260,915	261,268
Construction and land	7	485	492	1,215	74,541	75,756
Manufactured homes	349	131	480	440	20,173	20,613
Floating homes	—	283	283	290	43,509	43,799
Other consumer	54	58	112	143	8,159	8,302
Commercial business	84	247	331	997	37,934	38,931
Unallocated	—	948	948	—	—	—
Total	$724	$4,916	$5,640	$12,393	$609,514	$621,907
The following tables summarize the activity in the allowance for loan losses for the three and six months ended June 30, 2020 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,129	$—	$4	$16	$1,149
Home equity	166	—	37	(49)	154
Commercial and multifamily	1,918	—	—	73	1,991
Construction and land	499	—	—	124	623
Manufactured homes	482	—	—	(120)	362
Floating homes	318	—	—	6	324
Other consumer	121	(11)	8	9	127
Commercial business	395	(300)	—	406	501
Unallocated	865	—	—	(65)	800
Total	$5,893	$(311)	$49	$400	$6,031

	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,120	$—	$8	$21	$1,149
Home equity	178	—	39	(63)	154
Commercial and multifamily	1,696	—	—	295	1,991
Construction and land	492	—	—	131	623
Manufactured homes	480	—	—	(118)	362
Floating homes	283	—	—	41	324
Other consumer	112	(17)	11	21	127
Commercial business	331	(300)	—	470	501
Unallocated	948	—	—	(148)	800
Total	$5,640	$(317)	$58	$650	$6,031

The following tables summarize the activity in the allowance for loan losses for the three and six months ended June 30, 2019 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	(Recapture) Provision	Ending Allowance
One-to-four family	$1,189	$—	$—	$(50)	$1,139
Home equity	229	—	4	(68)	165
Commercial and multifamily	1,035	—	—	432	1,467
Construction and land	996	—	—	(532)	464
Manufactured homes	511	—	—	(48)	463
Floating homes	254	—	—	8	262
Other consumer	120	(12)	—	12	120
Commercial business	424	—	1	84	509
Unallocated	819	—	—	(38)	781
Total	$5,577	$(12)	$5	$(200)	$5,370

	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,314	$—	$—	$(175)	$1,139
Home equity	202	—	7	(44)	165
Commercial and multifamily	1,638	—	—	(171)	1,467
Construction and land	431	—	—	33	464
Manufactured homes	427	—	—	36	463
Floating homes	265	—	—	(3)	262
Other consumer	112	(32)	20	20	120
Commercial business	356	—	1	152	509
Unallocated	1,029	—	—	(248)	781
Total	$5,774	$(32)	$28	$(400)	$5,370

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
When we classify problem loans as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address the risk specifically (if the loan is impaired) or we may allow the loss to be addressed in the general allowance (if the loan is not impaired). General allowances represent loss reserves which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem loans. When the Company classifies problem loans as a loss, we charge-off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose us to sufficient risk to warrant classification as substandard, doubtful or loss, but possess identified weaknesses, are classified as either watch or special mention assets.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Federal Deposit Insurance Corporation, the Bank’s federal regulator, and the Washington Department of Financial Institutions, the Bank’s state banking regulator, both of whom can order the establishment of additional loss allowances.  Pass rated loans are loans that are not otherwise classified or criticized.
The following table presents the internally assigned grades as of June 30, 2020, by type of loan (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$118,686	$17,920	$231,980	$25,788	$19,966	$45,725	$10,542	$105,242	$575,849
Watch	14,470	735	31,262	42,989	1,030	—	—	1,159	91,645
Special Mention	—	—	4,950	7,263	—	—	—	519	12,732
Substandard	4,832	631	4,892	49	231	531	43	2,799	14,008
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$137,988	$19,286	$273,084	$76,089	$21,227	$46,256	$10,585	$109,719	$694,234

The following table presents the internally assigned grades as of December 31, 2019, by type of loan (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$138,900	$23,206	$256,139	$68,268	$20,204	$43,509	$8,250	$35,347	$593,823
Watch	—	—	217	2,634	124	—	—	378	3,353
Special Mention	2,484	—	2,178	3,677	—	—	—	1,649	9,988
Substandard	8,009	639	2,734	1,177	285	290	52	1,557	14,743
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$149,393	$23,845	$261,268	$75,756	$20,613	$43,799	$8,302	$38,931	$621,907
Nonaccrual and Past Due Loans.  Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual once the loan is 90 days past due or sooner if, in management’s opinion, the borrower may be unable to meet payment of obligations as they become due, as well as when required by regulatory provisions. Loans are not placed on nonaccrual for short-term loan modifications made in response to the COVID-19 pandemic.
The following table presents the recorded investment in nonaccrual loans as of June 30, 2020, and December 31, 2019, by type of loan (in thousands):

	June 30, 2020	December 31, 2019
One-to-four family	$1,670	$2,090
Home equity	222	261
Commercial and multifamily	352	353
Construction and land	—	1,177
Manufactured homes	117	226
Floating homes	282	290
Commercial business	837	260
Total	$3,480	$4,657

The following table presents the aging of the recorded investment in past due loans as of June 30, 2020, by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	> 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$161	$44	$1,669	$—	$1,874	$136,114	$137,988
Home equity	170	2	222	—	394	18,892	19,286
Commercial and multifamily	—	—	353	—	353	272,731	273,084
Construction and land	—	—	—	—	—	76,089	76,089
Manufactured homes	85	54	117	—	256	20,971	21,227
Floating homes	—	249	282	—	531	45,725	46,256
Other consumer	2	1	—	—	3	10,582	10,585
Commercial business	—	675	162	—	837	108,882	109,719
Total	$418	$1,025	$2,805	$—	$4,248	$689,986	$694,234

The following table presents the aging of the recorded investment in past due loans as of December 31, 2019, by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	> 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$789	$105	$1,810	$—	$2,704	$146,689	$149,393
Home equity	81	161	197	—	439	23,406	23,845
Commercial and multifamily	1,742	—	353	—	2,095	259,173	261,268
Construction and land	3,340	1,100	50	—	4,490	71,266	75,756
Manufactured homes	324	43	125	—	492	20,121	20,613
Floating homes	297	250	290	—	837	42,962	43,799
Other consumer	19	2	—	—	21	8,281	8,302
Commercial business	226	—	162	—	388	38,543	38,931
Total	$6,818	$1,661	$2,987	$—	$11,466	$610,441	$621,907
Nonperforming Loans.  Loans are considered nonperforming when they are placed on nonaccrual.
The following table presents the credit risk profile of our loan portfolio based on payment activity as of June 30, 2020, by type of loan (in thousands):

	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Performing	$136,318	$19,064	$272,732	$76,089	$21,110	$45,974	$10,585	$108,882	$690,754
Nonperforming	1,670	222	352	—	117	282	—	837	3,480
Total	$137,988	$19,286	$273,084	$76,089	$21,227	$46,256	$10,585	$109,719	$694,234

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
Impaired loans at June 30, 2020 and December 31, 2019, by type of loan were as follows (in thousands):

	June 30, 2020
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$6,114	$4,463	$1,531	$5,994	$199
Home equity	378	233	145	378	19
Commercial and multifamily	353	353	—	353	—
Construction and land	38	—	38	38	6
Manufactured homes	371	103	262	365	214
Floating homes	282	282	—	282	—
Other consumer	136	—	136	136	49
Commercial business	1,834	714	819	1,533	242
Total	$9,506	$6,148	$2,931	$9,079	$729

	December 31, 2019
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$8,748	$7,236	$1,384	$8,620	$205
Home equity	335	256	79	335	25
Commercial and multifamily	353	353	—	353	—
Construction and land	1,215	1,177	38	1,215	7
Manufactured homes	445	46	394	440	349
Floating homes	290	290	—	290	—
Other consumer	143	—	143	143	54
Commercial business	997	714	283	997	84
Total	$12,526	$10,072	$2,321	$12,393	$724

The following tables present the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2020 and 2019, respectively, by loan types (in thousands):

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to-four family	$5,961	$74	$2,536	$61
Home equity	368	4	549	9
Commercial and multifamily	353	5	585	8
Construction and land	255	(13)	124	2
Manufactured homes	396	6	475	18
Floating homes	403	—	—	—
Other consumer	138	2	158	5
Commercial business	1,542	18	933	19
Total	$9,416	$96	$5,360	$122

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to-four family	$6,847	$147	$3,590	$99
Home equity	357	9	682	15
Commercial and multifamily	353	10	1,607	15
Construction and land	575	1	424	4
Manufactured homes	411	15	431	28
Floating homes	366	8	—	—
Other consumer	139	4	163	8
Commercial business	1,360	41	1,274	37
Total	$10,408	$235	$8,171	$206
Forgone interest on nonaccrual loans was $109,000 and $91,000 for the six months ended June 30, 2020 and 2019, respectively. There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual or impaired at June 30, 2020 and December 31, 2019.
Troubled debt restructurings.  TDRs are accounted for under ASC 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. Once a TDR has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, we remove the TDR from nonperforming status. Loans classified as TDRs totaled $5.7 million and $7.9 million at June 30, 2020 and December 31, 2019, respectively, and are included in impaired loans.  The Company has granted, in its TDRs, a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:
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

There was one loan totaling $431,000 modified as a TDR during the three months ended June 30, 2020 and three loans totaling $649,000 modified as TDRs during the six months ended June 30, 2020. There was one TDR loan totaling $2.8 million paid-off during the six months ended June 30, 2020. There were no loans modified as TDRs during the three and six months ended June 30, 2019. Two TDR loans totaling $40,000 were paid off during the three months ended June 30, 2019, and three TDR loans totaling $145,000 were paid-off during the six months ended June 30, 2019.
There were no post-modification changes for the unpaid principal balance in loans, net of partial charge-offs, that were recorded as a result of the TDRs for the three and six months ended June 30, 2020 and 2019. There was one loan totaling $161,000 modified as a TDR for which there was a payment default within the first 12 months of modification during the six months ended June 30, 2020. During the six months ended June 30, 2019, there were six loans totaling $297,000 modified as TDRs for which there was a payment default within the first 12 months of modification.
The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified into TDRs.

In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act and related bank regulatory guidance provides that a short-term modification made in response to COVID-19 and which meets certain criteria does not need to be accounted for as a TDR. As of June 30, 2020, the Company had approved 122 loan modifications related to the COVID-19 pandemic with an outstanding loan balance totaling $51.3 million in accordance with the CARES Act. Accordingly, the Company does not account for such loan modifications as TDRs. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired. See “Note 2 – Accounting Pronouncements Recently Issued or Adopted”.

Note 5 – Fair Value Measurements
The Company determines the fair values of its financial instruments based on the requirements established in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions.  The Company’s fair values for financial instruments at June 30, 2020 were determined based on these requirements.
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
Loans Held-for-Sale - Residential mortgage loans held-for-sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At June 30, 2020 and December 31, 2019, loans held-for-sale were carried at cost, as no impairment was required.
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
The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether or not recognized or recorded at fair value as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$130,537	$130,537	$130,537	$—	$—
Available-for-sale securities	10,198	10,198	—	10,198	—
Loans held-for-sale	7,364	7,364	—	7,364	—
Loans held-for-portfolio, net	684,672	696,385	—	—	696,385
Mortgage servicing rights	3,113	3,113	—	—	3,113
FHLB stock	1,164	1,164	—	1,164	—
FINANCIAL LIABILITIES:
Non-maturity deposits	455,480	455,480	—	455,480	—
Time deposits	238,842	243,721	—	243,721	—
FHLB and other Borrowings	79,841	79,841	—	79,841	—

	December 31, 2019		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$55,770	$55,770	$55,770	$—	$—
Available-for-sale securities	9,306	9,306	—	9,306	—
Loans held-for-sale	1,063	1,063	—	1,063	—
Loans held-for-portfolio, net	614,247	622,147	—	—	622,147
Mortgage servicing rights	3,239	3,239	—	—	3,239
FHLB stock	1,160	1,160	—	1,160	—
FINANCIAL LIABILITIES:
Non-maturity deposits	365,331	365,331	—	365,331	—
Time deposits	251,387	255,261	—	255,261	—
FHLB Borrowings	7,500	7,500	—	7,500	—

The following tables present the balance of assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

	Fair Value at June 30, 2020
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$4,363	$—	$4,363	$—
Agency mortgage-backed securities	5,835	—	5,835	—
Mortgage servicing rights	3,113	—	—	3,113

	Fair Value at December 31, 2019
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$3,370	$—	$3,370	$—
Agency mortgage-backed securities	5,936	—	5,936	—
Mortgage servicing rights	3,239	—	—	3,239
The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019:

June 30, 2020
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	152%-238% (216%)
		Discount rate	10%-12% (10.1%)

December 31, 2019
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	132%-485% (187%)
		Discount rate	12.5%-13.5% (12.5%)
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
There were no assets or liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2020 and June 30, 2019.

Mortgage servicing rights are measured at fair value using a significant unobservable input (Level 3) on a recurring basis - additional information is included in Note 6 – Mortgage Servicing Rights.

The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at June 30, 2020
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$575	$—	$—	$575
Impaired loans	9,079	—	—	9,079

	Fair Value at December 31, 2019
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$575	$—	$—	$575
Impaired loans	12,393	—	—	12,393
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at June 30, 2020 and December 31, 2019.
The following tables provide a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019:

June 30, 2020
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

Note 6 – Mortgage Servicing Rights
The Company’s mortgage servicing rights portfolio totaled $397.2 million at June 30, 2020 compared to $377.3 million at December 31, 2019. Of this total balance, the unpaid principal balance of loans serviced for Federal National Mortgage Association (“Fannie Mae”) at June 30, 2020 and December 31, 2019 were $385.9 million and $363.3 million, respectively. The unpaid principal balance of loans serviced for other financial institutions at June 30, 2020 and December 31, 2019, totaled $11.3 million and $14.0 million, respectively. Loans serviced for others are not included in the Company’s financial statements as they are not assets of the Company.

A summary of the change in the balance of mortgage servicing assets during the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance, at fair value	$2,996	$3,286	$3,239	$3,414
Servicing rights that result from transfers and sale of financial assets	554	81	674	277
Changes in fair value:
Due to changes in model inputs or assumptions and other(1)	(437)	(162)	(800)	(486)
Ending balance, at fair value	$3,113	$3,205	$3,113	$3,205
(1) Represents changes due to collection/realization of expected cash flows and curtailments.

The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	June 30, 2020	December 31, 2019
Prepayment speed (Public Securities Association “PSA” model)	216%	187%
Weighted-average life	5.5 years	6.2 years
Discount rate	10.1%	12.5%

The amount of contractually specified servicing, late and ancillary fees earned on the mortgage servicing rights are included in mortgage servicing income on the Condensed Consolidated Statements of Income and totaled $235,000 and $479,000 for the three and six months ended June 30, 2020, respectively, and $256,000 and $498,000 for the three and six months ended June 30, 2019, respectively.

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

Note 8 – Borrowings and FHLB Stock
The Company utilizes a loan agreement with the FHLB of Des Moines. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial and multifamily loan portfolio based on the outstanding balance. At June 30, 2020 and December 31, 2019, the amount available to borrow under this credit facility was $332.0 million and $321.9 million, respectively, subject to eligible pledged collateral. At June 30, 2020, the credit facility was collateralized as follows:  one-to-four family mortgage loans with an advance equivalent of $109.9 million, commercial and multifamily mortgage loans with an advance equivalent of $130.0 million and home equity loans with an advance equivalent of $5.8 million. At December 31, 2019, the credit facility was collateralized as follows:  one-to-four family mortgage loans with an advance equivalent of $111.4 million, commercial and multifamily mortgage loans with an advance equivalent of $126.1 million and home equity loans with an advance equivalent of $6.9 million.  The Company had outstanding borrowings under this arrangement of $7.5 million at both June 30, 2020 and December 31, 2019. The weighted-average interest rate of our borrowings was 3.05% at both June 30, 2020 and December 31, 2019. Additionally, the Company had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $19.6 million and $19.1 million at June 30, 2020 and December 31, 2019, respectively, to secure public deposits. The remaining amount available to borrow as of June 30, 2020 and December 31, 2019, was $218.7 million and $217.8 million, respectively.

As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances. At June 30, 2020 and December 31, 2019, the Company had an investment of $1.2 million in FHLB of Des Moines stock.
The Company participates in the Federal Reserve Bank Borrower-in-Custody program, which gives the Company access to the discount window and the PPP Liquidity Facility. The terms of both programs call for a pledge of specific assets. The Company pledges commercial and consumer loans as collateral for this borrower-in-custody line of credit. The Company had unused borrowing capacity of $33.4 million and $41.7 million and no outstanding borrowings under this program at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, the Company pledged $72.3 million PPP loans supporting the same amount of borrowings under the PPP Liquidity Facility.
The Company has access to an unsecured Fed Funds line of credit from Pacific Coast Banker’s Bank. The line has a 1 year term maturing on June 30, 2021 and is renewable annually. As of June 30, 2020, the amount available under this line of credit was $10.0 million. There was no balance on this line of credit as of June 30, 2020 and December 31, 2019, respectively.
The Company has access to an unsecured Fed Funds line of credit from The Independent Bank. As of June 30, 2020, the amount available under this line of credit was $10.0 million. The agreement may be terminated by either party. There was no balance on this line of credit as of June 30, 2020 and December 31, 2019, respectively.

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

The following table summarizes the calculation of earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income available to common shareholders	$2,113	$1,817	$3,094	$3,261
Weighted-average number of shares outstanding, basic	2,560	2,522	2,553	2,516
Effect of potentially dilutive common shares	20	50	32	57
Weighted-average number of shares outstanding, diluted	2,580	2,572	2,585	2,573
Earnings per share, basic	$0.83	$0.72	$1.21	$1.29
Earnings per share, diluted	$0.82	$0.71	$1.20	$1.27
There were 6,809 anti-dilutive securities at June 30, 2020 and no anti-dilutive securities at June 30, 2019.

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
As of June 30, 2020, on an adjusted basis, awards for stock options totaling 267,752 shares and awards for restricted stock totaling 134,148 shares of Company common stock have been granted, net of any forfeitures, to participants in the Plans. Share-based compensation expense was $46,000 and $231,000 for the three and six months ended June 30, 2020, respectively, and was $48,000 and $87,000 or the three and six months ended June 30, 2019, respectively.
Stock Option Awards
All stock option awards granted under the 2008 Plan vest in 20 percent annual increments commencing one year from the grant date in accordance with the requirements of the 2008 Plan. The stock option awards granted to date under the 2013 Plan provide for immediate vesting of a portion of the award with the balance of the award vesting on the anniversary date of each grant date in equal annual installments over periods of one-to-four years subject to the continued service of the participant with the
Company. All of the options granted under the 2008 Plan and the 2013 Plan are exercisable for a period of 10 years from the date of grant, subject to vesting. The following is a summary of the Company’s stock option award activity during the six months ended June 30, 2020:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2020	121,260	$20.80	5.33	$1,842,687
Granted	8,225	36.26
Exercised	(14,434)	15.99
Forfeited	(2,205)	29.25
Outstanding at June 30, 2020	112,846	22.38	4.74	501,807
Exercisable	97,046	20.65	4.14	489,312
Expected to vest, assuming a 0% forfeiture rate over the vesting term	16,169	$34.19	7.86	$1,662
As of June 30, 2020, there was $89,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 2.89 years.
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The fair value of options granted for the six months ended June 30, 2020 and 2019 were determined using the following weighted-average assumptions as of the grant date.

	June 30, 2020	June 30, 2019
Annual dividend yield	1.60%	1.72%
Expected volatility	21.67%	21.68%
Risk-free interest rate	1.38%	2.64%
Expected term	6.50 years	6.50 years
Weighted-average grant date fair value per option granted	$7.14	$7.24

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

The following is a summary of the Company’s non-vested restricted stock award activity during the six months ended June 30, 2020:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-vested at January 1, 2020	12,290	$33.32
Granted	13,600	36.26
Vested	(6,816)	34.60
Forfeited	(1,690)	34.15
Non-Vested at June 30, 2020	17,384	$35.03	$24.15
Expected to vest assuming a 0% forfeiture rate over the vesting term	17,384	$35.03	$24.15
As of June 30, 2020, there was $535,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plans. The cost is expected to be recognized over the weighted-average vesting period of 3.12 years. The total fair value of shares vested for the six months ended June 30, 2020 and 2019 was $236,000 and $95,000, respectively.
Employee Stock Ownership Plan
In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company which was paid in full in 2017.  In August 2012, in conjunction with the Company’s conversion to a full stock company from the mutual holding company structure, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company.  The loan is being repaid principally by the Bank through contributions to the ESOP over a period of ten years. The interest rate on the loan is fixed at 2.25% per annum. As of June 30, 2020, the remaining balance of the ESOP loan was $126,000.
Neither the loan balance nor the related interest expense is reflected on the condensed consolidated financial statements.
For the calendar year 2020, the ESOP was committed to release 11,340 shares of the Company’s common stock to participants and held 11,340 unallocated shares remaining to be released in 2021. The fair value of the 142,463 shares held by the ESOP trust was $3.4 million at June 30, 2020. ESOP compensation expense included in salaries and benefits was $174,000 and $348,000 for the three and six months ended June 30, 2020, respectively, and was $168,000 and $336,000 for the three and six months ended June 30, 2019, respectively.

Note 11 – Revenue from Contracts with Customers
All of the Company's revenue from contracts with customers in the scope of ASC 606 - Revenue from Contracts with Customers ("ASC 606") is recognized in Noninterest Income with the exception of the net loss on OREO and repossessed assets, which is included in Noninterest Expense. The following table presents the Company's sources of Noninterest Income for the three and six months ended June 30, 2020 and 2019 (in thousands). Items outside of the scope of ASC 606 are noted as such.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Noninterest income:
Service charges and fee income
Account maintenance fees	$45	$45	$139	$96
Transaction-based and overdraft service charges	58	115	158	219
Debit/ATM interchange fees	242	250	472	463
Credit card interchange fees	5	7	12	13
Loan fees (a)	63	45	112	105
Other fees (a)	16	17	30	29
Total service charges and fee income	429	479	923	925
Earnings on cash surrender value of bank-owned life insurance (a)	90	78	105	186
Mortgage servicing income (a)	235	256	479	498
Fair value adjustment on mortgage servicing rights (a)	(437)	(162)	(800)	(486)
Net gain on sale of loans (a)	1,262	204	1,581	695
Total noninterest income	$1,579	$855	$2,288	$1,818
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

The Company utilizes a third-party agency relationship to brand credit cards with fees for originating new accounts paid by the issuing bank. Credit card interchange income represents fees earned when a credit card is issued by the third-party agent. Similar to debit card interchange fees, the Bank earns an interchange fee for each transaction made with Sound Community Bank's branded credit cards. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders' credit card. Certain expenses and rebates directly related to the credit card interchange contract are recorded net of the interchange income.

Net loss on OREO and repossessed assets
We record a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed of trust. When the Bank finances the sale of other real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the other real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on sale, we adjust the transaction price and related gain or loss on sale if a significant financing component is present. The

Company incurred expenses on OREO properties of zero for the three and six months ended June 30, 2020, compared to $7,000 and $9,000 for the three and six months ended 2019, respectively, which are included in Noninterest Expense on the Company’s Condensed Consolidated Statements of Income.

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

The following table represents the lease right-of-use assets and lease liabilities recorded on the condensed consolidated balance sheet at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Operating lease right-of-use assets	$7,166	$7,641
Operating lease liabilities	$7,561	$8,010

The following table represents the components of lease expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease expense
Office leases	$307	$305	$614	$610
Equipment leases	5	5	10	10
Sublease income	(3)	(4)	(6)	(6)
Net lease expense	$309	$306	$618	$614

The following table represents the maturity of lease liabilities:

	June 30, 2020
	Office leases	Equipment leases
Operating Lease Commitments
Remainder of 2020	$515	$10
2021	1,042	20
2022	1,017	9
2023	989	—
2024	968	—
Thereafter	3,896	—
Total lease payments	8,427	39
Less: Present value discount	904	1
Present value of lease liabilities	$7,523	$38

Lease term and discount rate by lease type consist of the following:

June 30, 2020
Weighted-average remaining lease term (in years):
Office leases	8.34
Equipment leases	1.92
Weighted-average discount rate (annualized):
Office leases	2.65%
Equipment leases	1.62%

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows
Office leases	$291	$232	$582	$517
Equipment leases	$5	$5	$10	$10

Note 13 – Subsequent Event
On July 24, 2020, the Board of Directors of the Company declared a quarterly cash dividend of $0.15 per common share, payable on August 19, 2020 to stockholders of record at the close of business on August 5, 2020.

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Statements
Certain matters discussed in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:

•the effect of the novel coronavirus disease 2019 (“COVID-19”) pandemic, including on our credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate clients, including economic activity, employment levels and market liquidity;
•changes in consumer spending, borrowing and savings habits;

•changes in economic conditions, either nationally or in our market area;
•monetary and fiscal policies of the Board of Governors of the Federal Reserve System ("Federal Reserve") and the U.S. Government and other governmental initiatives affecting the financial services industry;
•fluctuations in the demand for loans, the number of unsold homes, land and other properties, and fluctuations in real estate values and both residential and commercial and multifamily real estate market conditions in our market area;
•our ability to access cost-effective funding;
•uncertainty regarding the future of the London Interbank Offered Rate ("LIBOR"), and the potential transition away from LIBOR toward new interest rate benchmarks;
•our ability to control operating costs and expenses;
•secondary market conditions for loans and our ability to sell loans in the secondary market;
•fluctuations in interest rates;
•results of examinations of Sound Financial Bancorp and Sound Community Bank by their regulators, including the possibility that the regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets, change Sound Community Bank's regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;
•the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of our allowance for loan losses;
•inability of key third-party providers to perform their obligations to us;
•our ability to attract and retain deposits;
•competitive pressures among financial services companies;
•our ability to successfully integrate any assets, liabilities, clients, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and expected cost savings and other benefits within the anticipated time frames or at all;
•the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, "denial of service" attacks, "hacking" and identity theft, and other attacks on our information technology systems or on the third-party vendors who perform several of our critical processing functions;
•changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;
•legislative or regulatory changes such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations that adversely affect our business, and the availability of resources to address such changes;
•our ability to retain or attract key employees or members of our senior management team;
•costs and effects of litigation, including settlements and judgments;
•our ability to implement our business strategies;
•staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
•our ability to pay dividends on our common stock;
•the possibility of other-than-temporary impairments of securities held in our securities portfolio;
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, including the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"); and
•the other risks described from time to time in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”).
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

General
Sound Financial Bancorp, a Maryland corporation, is a bank holding company for its wholly owned subsidiary, Sound Community Bank. Substantially all of Sound Financial Bancorp’s business is conducted through Sound Community Bank, a Washington state-chartered commercial bank. As a Washington commercial bank, the Bank’s regulators are the Washington Department of Financial Institutions and the Federal Deposit Insurance Corporation (the “FDIC”). The Federal Reserve is the primary federal regulator for Sound Financial Bancorp. We also sell insurance products and services for clients through Sound Community Insurance Agency, Inc., a wholly owned subsidiary of the Bank.
Sound Community Bank’s deposits are insured up to applicable limits by the FDIC. At June 30, 2020, Sound Financial Bancorp, on a consolidated basis, had assets of $871.7 million, net loans held-for-portfolio of $684.7 million, deposits of $694.3 million and stockholders’ equity of $80.2 million. The shares of Sound Financial Bancorp are traded on NASDAQ Capital Market under the symbol “SFBC.”  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121.
Our principal business consists of attracting retail and commercial deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four- family residences (including home equity loans and lines of credit), commercial and multifamily real estate, construction and land, consumer and commercial business loans. Our commercial business loans include unsecured lines of credit and secured term loans and lines of credit secured by inventory, equipment and accounts receivable. We also offer a variety of secured and unsecured consumer loan products, including manufactured home loans, floating home loans, automobile loans, boat loans and recreational vehicle loans. As part of our business, we focus on residential mortgage loan originations, a significant portion of which we sell to Fannie Mae and other correspondents and the remainder of which we retain for our loan portfolio consistent with our asset/liability objectives. We sell loans which conform to the underwriting standards of Fannie Mae (“conforming”) in which we retain the servicing of the loan in order to maintain the direct customer relationship and to generate noninterest income. Residential loans which do not conform to the underwriting standards of Fannie Mae (“non-conforming”), are either held in our loan portfolio or sold with servicing retained. We originate and retain a significant amount of commercial real estate loans, including those secured by owner-occupied and nonowner-occupied commercial real estate, multifamily property, mobile home parks and construction and land development loans.
At the end of May 2020, the branch located on 5th and Virginia in Seattle was closed. This closure was planned as the last step of the original move of the administrative offices in 2017, to 2400 3rd Avenue in Seattle which is located about 5 blocks to the North of the closed branch. All client relationships, loans and deposits were successfully transferred to the Belltown Branch at 2400 3rd Avenue which is adjacent to the administrative offices. The closure will result in reduced occupancy expense and a small reduction in full time equivalent employees. However no layoffs occurred as turnover and reduced branch hours due to the Covid 19 pandemic allowed us to avoid terminations. No significant client relationships were lost as a result of the branch closure.

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

COVID 19 Response
In response to the COVID-19 pandemic, the Company is offering a variety of relief options designed to support our clients and communities, including participating in the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”).

Paycheck Protection Program ("PPP") Participation. The CARES Act was signed into law on March 27, 2020, and authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program called the Paycheck Protection Program. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA. The deadline for PPP loan applications to the SBA has been extended to August 8, 2020. The Bank is continuing to accept new PPP applications based on this extended deadline and is assisting small businesses with other borrowing options as they become available, including SBA and other government sponsored lending programs, as appropriate.

As of June 30, 2020, we have funded $73.1 million in PPP loans, with an average loan amount of $93,000. There were $670,000 PPP loans approved awaiting funding as of June 30, 2020, and 37 applications totaling $587,000 were in process. Many of the PPP applications have been from our existing clients but we are also serving those in our communities who have not had a banking relationship with us in the past. In addition to the 1% interest earned on these loans, the SBA pays us fees for processing PPP loans in the following amounts: (i) 5% for loans of not more than $350,000; (ii) 3% for loans of more than $350,000 and less than $2,000,000; and 1% for loans of at least $2,000,000. We may not collect any fees from the loan applicants. The following table summarizes our PPP participation as of June 30, 2020 (dollars in thousands):

	Funded			Approved awaiting funding
	Total Outstanding	Number of Loans	Average Loan Amount	Total Request	Number of Loans	Average Loan Amount
Existing clients	$30,801	337	$95	$20	3	$7
New clients	42,348	445	91	650	31	21
Total PPP loans	$73,149	782	$93	$670	34	$14

The SBA processing fees for the approved loans totaled $2.7 million at June 30, 2020.

We have been utilizing the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) to retain the capital neutral treatment of PPP loans. Under the PPPLF, the Bank pledged PPP loans at face value as collateral to obtain Federal Reserve Bank non-recourse loans. PPPLF loans are risk-weighted at zero percent and have no impact on our leverage ratio and the Bank also receives a borrowing rate of 35 basis points.

Loan Modifications. We received and continue to receive numerous inquiries and requests from borrowers for some form of payment relief due to the COVID-19 pandemic. We are providing payment relief for both consumer and business clients. As of June 30, 2020, we have modified loans, predominantly payment deferrals of interest and/or principal for 90-180 days, aggregating $51.3 million, or 7.4% of total loans, as more fully described in the table below. In some cases, borrowers who were granted 90-day payment deferrals for residential or consumer loans have requested payment deferral extensions. Borrowers granted payment deferrals for commercial loans have not requested extensions at this time. All loans modified due to the COVID-19 pandemic will be separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. We believe the steps we are taking are necessary to effectively manage our portfolio and assist our clients through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic.

The following is a summary of the type and amount of loan modifications made by the Company as of June 30, 2020 (dollars in thousands):

	Payment Relief
	Interest only			Principal & Interest Forbearance
	90 days	180 days	365 days	90 days	180 days	Total	% of Total Loans
Real estate loans:
One-to-four family	$6,834	$333	$—	$5,524	$2,724	$15,415	2.2%
Home equity	—	—	—	98	—	98	0.01
Construction and land	153	—	—	382	—	535	0.07
Commercial and multifamily	11,295	21,343	1,365	—	—	34,003	4.9
Total real estate loans	18,282	21,676	1,365	6,004	2,724	50,051
Consumer loans:
Manufactured homes	53	12	—	251	688	1,004	0.1
Floating homes	—	—	—	—	282	282	0.04
Other consumer loans	—	—	—	—	—	—
Total consumer loans	53	12	—	251	970	1,286
Commercial business loans	—	—	—	—	—	—	—
Total	$18,335	$21,688	$1,365	$6,255	$3,694	$51,337	7.4%

The modifications discussed above were not classified as TDRs in accordance with the guidance of the CARES Act and related regulatory banking guidance. The CARES Act provided that the short-term modification of loans as a result of the COVID-19 pandemic, made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related regulatory banking guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented.

Support for Clients, Employees and Community during Pandemic. As various counties where we do business began to reopen, we returned four branches on the Olympic Peninsula to pre-pandemic lobby hours with the exception of Saturdays. Because of the increased use of electronic services we were able to eliminate Saturday lobby hours. By the beginning of July we expanded lobby hours in the remaining branches. We again eliminated lobby hours on Saturday and all branches lobby hours were shortened. The adoption of electronic /self-serve alternatives reduces need for lobby access. We believe these shorter hours will be permanent and tailored to individual branches based on location and demographics. We continuously monitor and conform our practices based on updates from the Center for Disease Control, World Health Organization, Financial Regulatory Agencies, and local and state health departments. All retail clients and retail employees wear masks. Lobby traffic continues to be managed to provide for social distancing in the lobbies. The vast majority of back office workers continue to work remotely.
We stay in constant contact with borrowers who have requested modifications and are also working with those borrowers who were granted 90 days deferrals which are now expiring. In addition, certain fees may be waived for clients and no early withdrawal penalty is assessed on certificate withdrawals of up to $25,000 if needed for living or other expenses as a result of the COVID-19 pandemic.
Comparison of Financial Condition at June 30, 2020 and December 31, 2019
General.   Total assets increased $151.8 million, or 21.1%, to $871.7 million at June 30, 2020 from $719.9 million at December 31, 2019. The increase was primarily a result of a higher balances in loans held-for-portfolio and loans held-for-sale, cash and cash equivalents and available-for-sale securities.

Cash and Securities.  Cash and cash equivalents increased $74.8 million, or 134.1%, to $130.5 million at June 30, 2020 from $55.8 million at December 31, 2019 primarily due to an increase in cash from borrowing through the PPPLF. Available-for-sale securities, which consist of municipal bonds and agency mortgage-backed securities increased $892,000, or 9.6%, to $10.2 million at June 30, 2020 from $9.3 million at December 31, 2019 as a result of investment securities purchased during the year.
Loans.  Our loans held-for-portfolio, net, increased $70.4 million, or 11.5%, to $684.7 million at June 30, 2020 from $614.2 million at December 31, 2019, primarily driven by our origination of PPP loans.
The following table reflects the changes in the loan mix of our loan portfolio at June 30, 2020, as compared to December 31, 2019 (dollars in thousands):

	June 30, 2020	December 31, 2019	Amount Change	Percent Change
One-to-four family	$137,988	$149,393	$(11,405)	(7.6)%
Home equity	19,286	23,845	(4,559)	(19.1)
Commercial and multifamily	273,084	261,268	11,816	4.5
Construction and land	76,089	75,756	333	0.4
Manufactured homes	21,227	20,613	614	3.0
Floating homes	46,256	43,799	2,457	5.6
Other consumer	10,585	8,302	2,283	27.5
Commercial business	109,719	38,931	70,788	181.8
Deferred loan fees	(3,531)	(2,020)	(1,511)	74.8
Total loans held-for-portfolio, gross	690,703	619,887	70,816	11.4
Allowance for loan losses	(6,031)	(5,640)	(391)	6.9
Total loans held-for-portfolio, net	$684,672	$614,247	$70,425	11.5%
All categories of our loan portfolio increased at June 30, 2020, compared to December 31, 2019, except for one-to-four family and home equity loans. The largest increase in the loan portfolio was in commercial business loans which increased $70.8 million, or 181.8%, to $109.7 million, at June 30, 2020, compared to $38.9 million at December 31, 2019, driven by our origination of 782 PPP loans totaling $73.1 million at June 30, 2020. PPP loans are 100% guaranteed by the SBA. At June 30, 2020, our loan portfolio, net of deferred loan fees, remained well-diversified. Commercial and multifamily real estate loans accounted for approximately 39.3% of total loans, one-to-four family loans, including home equity loans accounted for approximately 22.7% of total loans, commercial business loans accounted for 15.8% of total loans, and consumer loans, consisting of manufactured homes, floating homes, and other consumer loans accounted for approximately 11.2% of total loans at June 30, 2020. Construction and land loans accounted for approximately 11.0% of total loans at June 30, 2020.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$5,893	$5,577	$5,640	$5,774
Charge-offs	(311)	(12)	(317)	(32)
Recoveries	49	5	58	28
Net recoveries/(charge-offs)	(262)	(7)	(259)	(4)
Provision (recapture) for loan losses during the period	400	(200)	650	(400)
Balance at end of period	$6,031	$5,370	$6,031	$5,370

Ratio of net recoveries/(charge-offs) during the period to average loans outstanding during the period	—%	—%	—%	—%

	June 30, 2020	December 31, 2019
Allowance as a percentage of nonperforming loans (end of period)	173.30%	121.11%
Allowance as a percentage of total loans (end of period)	0.87%	0.91%

Our allowance for loan losses increased $391,000, or 6.9%, to $6.0 million at June 30, 2020, from $5.6 million at December 31, 2019. The increase in provision for loan losses not only reflects probable credit losses based upon the conditions that existed as of June 30, 2020, but also considers the potential effects from future impacts of the COVID-19 pandemic.

Specific loan loss reserves increased to $729,000 at June 30, 2020, compared to $724,000 at December 31, 2019, while general loan loss reserves increased to $4.5 million at June 30, 2020, compared to $4.0 million at December 31, 2019 and the unallocated reserve decreased to $800,000 at June 30, 2020, compared to $948,000 at December 31, 2019.  The increase in the general reserve was a result of the higher balance on loans held-for-portfolio. Net charge-offs for the three and six months ended June 30, 2020 were $262,000 and $259,000 respectively, compared to net charge-offs of $7,000 and $4,000 for the three and six months ended June 30, 2019, respectively. At June 30, 2020, the allowance for loan losses as a percentage of total loans and nonperforming loans was 0.87% and 173.30%, respectively, compared to 0.91% and 121.11%, respectively, at December 31, 2019. Excluding the $73.1 million of PPP loans from the $690.7 million of total loans at June 30, 2020, the allowance for loan losses to total loans was 0.97%(1) at June 30, 2020. PPP loans are fully guaranteed by the SBA and management expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reimburse the Bank for the amount forgiven.
Mortgage Servicing Rights.  The fair value of mortgage servicing rights was $3.1 million at June 30, 2020, a decrease of $126,000 or 3.9% from $3.2 million at December 31, 2019. We record mortgage servicing rights on loans sold with servicing retained and upon acquisition of a servicing portfolio. Mortgage servicing rights are carried at fair value. If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.
Nonperforming Assets.  At June 30, 2020, nonperforming assets totaled $4.1 million, or 0.47% of total assets, compared to $5.2 million, or 0.73% of total assets at December 31, 2019.
The table below sets forth the amounts and categories of nonperforming assets at the dates indicated (dollars in thousands):

	Nonperforming Assets
	June 30, 2020	December 31, 2019	Amount Change	Percent Change
Nonaccrual loans	$3,480	$4,657	$(1,177)	(25.3)%
OREO and repossessed assets	575	575	—	—
Total nonperforming assets	$4,055	$5,232	$(1,177)	(22.5)%

Nonaccrual loans decreased $1.2 million, or 25.3%, to $3.5 million at June 30, 2020 from $4.7 million at December 31, 2019. The percentage of nonaccrual loans to total loans was 0.50% at June 30, 2020, compared to 0.75% of total loans at December 31, 2019.
OREO and repossessed assets were $575,000 at both June 30, 2020 and December 31, 2019. At June 30, 2020, OREO and repossessed assets consisted solely of a former bank branch property located in Port Angeles, Washington which was acquired in 2015 as a part of three branches purchased from another financial institution. It is currently leased to a not-for-profit organization headquartered in our market area at a below market rate.
Deposits. Total deposits increased $77.6 million, or 12.6%, to $694.3 million at June 30, 2020 from $616.7 million at December 31, 2019. The increase was due primarily to disbursements of PPP loan funds into borrowers’ deposit accounts as well as reduced withdrawals reflecting changes in customer spending habits due to the COVID-19 pandemic. We continue our efforts to grow noninterest-bearing deposits, which increased $45.2 million, or 46.5%, to $142.5 million at June 30, 2020, compared to $97.3 million at December 31, 2019.
(1) We have presented a non-GAAP financial measure in addition to results presented in accordance with GAAP for the allowance for loan losses to total loans excluding PPP loans. The Bank has presented this non-GAAP financial measure because it believes that it provides useful information to assess the Bank’s allowance for loan losses. The non-GAAP financial measure has inherent limitations and is not required to be uniformly applied. Further, this non-GAAP financial measure should not be considered in isolation or as a substitute for the allowance for loan losses to total loans determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other financial institutions. Reconciliation of the GAAP and non-GAAP financial measurement is presented in the paragraph above.

A summary of deposit accounts with the corresponding weighted-average cost of funds at the dates indicated is presented below (dollars in thousands):

	June 30, 2020		December 31, 2019
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$139,919	—%	$94,973	—%
Interest-bearing demand	185,640	0.49	159,774	0.54
Savings	73,027	0.28	57,936	0.33
Money market	54,332	0.43	50,337	0.49
Time deposits	238,842	2.51	251,387	2.23
Escrow (1)	2,562	—	2,311	—
Total deposits	$694,322	1.11%	$616,718	1.16%
(1) Escrow balances shown in noninterest-bearing deposits on the consolidated balance sheets.
Borrowings.  Total borrowings consisting of PPPLF and FHLB advances increased $72.3 million, to $79.8 million at June 30, 2020 from $7.5 million at December 31, 2019. The increase in borrowing is attributable entirely to borrowings from the PPPLF.
The maturity date of any PPPLF borrowing will be the maturity date of the PPP loan pledged to secure such borrowing. The maturity date of any PPPLF borrowing will be accelerated as of the date and to the extent of (i) any loan forgiveness reimbursement by the SBA for any PPP loan securing such borrowings; or (ii) the purchase by the SBA from the Bank of any PPP loan securing such borrowings to realize on the SBA’s guarantee of such PPP loan. In each case, the amount of our PPPLF borrowings outstanding may not exceed the amount of PPP loans pledged to secure such borrowings. In addition, PPPLF loans may be prepaid by borrowers in full or in part, at any time, without penalty. The Bank must repay PPPLF borrowings once a borrower under a PPP loan repays or prepays such PPP loan securing such borrowings.
Stockholders’ Equity.   Total stockholders’ equity increased $2.5 million, or 3.2%, to $80.2 million at June 30, 2020 from $77.7 million at December 31, 2019. This increase primarily reflects $3.1 million in net income for the six months ended June 30, 2020, partially offset by the payment of cash dividends of $1.3 million to common stockholders during the six months ended June 30, 2020.

Comparison of Results of Operation for the Three and Six Months Ended June 30, 2020 and 2019

General.  Net income increased $311,000, or 17.1%, to $2.1 million or $0.82 per diluted common share, for the three months ended June 30, 2020, compared to $1.8 million, or $0.71 per diluted common share, for the three months ended June 30, 2019. The primary reasons for the increase in net income for the three months ended June 30, 2020, were increases in net interest income of $368,000 and noninterest income of $724,000, partially offset by a provision for loan losses of $400,000 for the three months ended June 30, 2020, compared to a $200,000 recapture from the allowance for loan losses for the three months ended June 30, 2019, and a $174,000 increase in noninterest expense.
Net income decreased $153,000 to $3.1 million, or $1.20 per diluted common share, for the six months ended June 30, 2020, compared to $3.3 million, or $1.27 per diluted common share, for the same period in 2019. The primary reason for the decrease in net income for the six months ended June 30, 2020 was a $650,000 provision for loan losses of for the six months ended June 30, 2020, compared to a $400,000 recapture from the allowance for loan losses for the same period in 2019, partially offset by increases in net interest income of $129,000 and noninterest income of $470,000 and a decrease of $274,000 in noninterest expense.

Interest Income.  Interest income increased $368,000, or 4.4%, to $8.7 million for the three months ended June 30, 2020, from $8.3 million for the three months ended June 30, 2019. Interest income on loans increased $715,000, or 9.0%, to $8.6 million for the three months ended June 30, 2020, due to higher average loan balances resulting primarily from PPP loans made by the Bank. The average balance of loans held-for-portfolio was $683.6 million for three months ended June 30, 2020, compared to $575.9 million for the three months ended June 30, 2019. The average yield on loans held-for-portfolio was 5.07% for the three months ended June 30, 2020, compared to 5.51% or the three months ended June 30, 2019. Interest income on the investment portfolio and cash and cash equivalents decreased $347,000, or 81.8%, to $77,000 for the three months ended June 30, 2020, compared to $424,000 for the three months ended June 30, 2019. The decrease in the interest income on investment securities and cash and cash equivalents compared to the same period a year ago was due to lower average yields. The average yield on investments including interest-bearing cash was 0.46% for the three months ended June 30, 2020, compared to 2.64% for the three months ended June 30, 2019.
Interest income increased $197,000, or 1.1%, to $17.4 million for the six months ended June 30, 2020, from $17.2 million for the six months ended June 30, 2019. The increase was primarily a result of increased interest income on loans due to higher average loan balances. The average balance of loans held-for-portfolio increased $54.8 million, or 9.2%, to $648.7 million for the six months ended June 30, 2020, compared to $593.9 million for the six months ended June 30, 2019. The average yield on loans held-for-portfolio was 5.24% for the six months ended June 30, 2020, compared to 5.59% for the six months ended June 30, 2019.

The average yield on net loans decreased compared to the same period in the prior year due primarily to decreases in interest rates on adjustable rate instruments following decreases to short-term rates over the last year, including the emergency 150 basis point reduction in the targeted federal funds rate in March 2020 due to the COVID-19 pandemic, and secondarily due to the impact of PPP loans. For the three months ended June 30, 2020, the average balance of PPP loans was $52.7 million and the average yield on PPP loans was 2.83%, including the recognition of the net deferred fees. Interest income included $372,000 in fees earned related to PPP loans in the quarter ended June 30, 2020 compared to none in same period a year ago. The impact of PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met, but is expected to cease completely after the two or five year maturity of the loans.

Interest income on the investment portfolio and cash and cash equivalents decreased $524,000, or 62.5%, to $314,000 during the six months ended June 30, 2020, compared to the same period a year ago due to was due to lower average yields. The average yield on investments including interest-bearing cash was 0.99% for the six months ended June 30, 2020, compared to 2.71% for the six months ended June 30, 2019. The average balance of investments, which included interest-bearing cash balances and available-for-sale securities increased $6.6 million, or 11.5%, compared to a year ago.
Interest Expense.  Interest expense decreased $66,000, or 3.5%, to $1.8 million for the three months ended June 30, 2020, from $1.9 million for the three months ended June 30, 2019. The decrease in interest expense was as a result of lower average balance and cost of borrowings. Interest expense increased $68,000, or 1.9%, to $3.7 million for the six months ended June 30, 2020, from $3.7 million for the six months ended June 30, 2019. The increase in interest expense was primarily due to increases in average balance of deposits, partially offset by a lower average balance of borrowings outstanding.
Interest expense on deposits increased $127,000, or 7.8%, to $1.7 million for the three months ended June 30, 2020, compared to $1.6 million for the same period a year ago. Interest expense on deposits increased $519,000, or 16.8%, to $3.6 million for the six months ended June 30, 2020, compared to $3.1 million for the same period in 2019. The increase for both periods was primarily due to the increase in average balance of deposits. The average balance of deposits was $682.4 million and $651.7 million during the three and six months ended June 30, 2020, respectively, compared to 569.8 million and $572.2 million during the three and six months ended June 30, 2019, respectively. The average rate paid on deposits was 1.03% and 1.11% for the three and six months ended June 30, 2020, respectively, compared to 1.14% and 1.09% for the three months ended June 30, 2019, respectively. The average rate paid on deposits declined due to a reduction in market interest rates over the last year. The cost of borrowings for the three and six months ended June 30, 2020 was 2.07% and 2.47%, respectively, compared to 4.25% and 2.97% for the three and six months ended June 30, 2019.

Net Interest Income.   Net interest income increased $434,000, or 6.7%, to $6.9 million for the three months ended June 30, 2020, from $6.5 million for the three months ended June 30, 2019. Net interest income increased $129,000, or 1.0%, to $13.6 million for the six months ended June 30, 2020, from $13.5 million compared to the same period a year ago. Our net interest margin was 3.69% and 3.81% for three and six months ended June 30, 2020, respectively, compared to 4.03% and 4.13% for the three and six months ended June 30, 2019, respectively. The decreases in net interest margin were primarily due to yields earned on interest-earning assets declining at a faster rate than interest rates paid on interest-bearing liabilities. The market’s response to lowering deposit pricing to reflect the targeted federal funds rate decreases over the past year typically lags declines in the yield on interest earning assets. The average yield on PPP loans was 2.83% during the three and six months ended June 30, 2020, including the recognition of the net deferred fees, resulting in a negative impact to the net interest margin.

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
The Company recorded a provision for loan losses of $400,000 and $650,000 for the three and six months ended June 30, 2020, respectively, compared to a recapture from the allowance for loan losses of $200,000 and $400,000 for the three and six months ended June 30, 2019, respectively. The increase in the provision primarily reflects potential loan losses due to credit deterioration as a result of the COVID-19 pandemic. Net charge-offs for the three and six months ended June 30, 2020 were $262,000 and $259,000 respectively, compared to net charge-offs of $7,000 and $4,000 for the three and six months ended June 30, 2019, respectively.
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

Noninterest Income.  Noninterest income increased $724,000, or 84.7%, to $1.6 million for the three months ended June 30, 2020, as compared to $855,000 for the three months ended June 30, 2019, as reflected below (dollars in thousands):

	Three Months Ended June 30,		Amount Change	Percent Change
	2020	2019
Service charges and fee income	$429	$479	$(50)	(10.4)%
Earnings on cash surrender value of BOLI	90	78	12	15.4
Mortgage servicing income	235	256	(21)	(8.2)
Fair value adjustment on mortgage servicing rights	(437)	(162)	(275)	169.8
Net gain on sale of loans	1,262	204	1,058	518.6
Total noninterest income	$1,579	$855	$724	84.7%
The increase in noninterest income during the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to increases in gain on sale of loans, partially offset by a decrease in the mark-to-market adjustment on fair value of mortgage servicing rights. Loans sold during the three months ended June 30, 2020, totaled $57.3 million, compared to $9.4 million during the three months ended June 30, 2019, as the volume of loans originated for sale increased significantly due to refinance activity increasing as a result of the recent reductions in market interest rates.
 Noninterest income increased $470,000, or 25.9%, to $2.3 million for the six months ended June 30, 2020, as compared to $1.8 million for the six months ended June 30, 2019, as reflected below (dollars in thousands):

	Six Months Ended June 30,		Amount Change	Percent Change
	2020	2019
Service charges and fee income	$923	$925	$(2)	(0.2)%
Earnings on cash surrender value of BOLI	105	186	(81)	(43.5)
Mortgage servicing income	479	498	(19)	(3.8)
Fair value adjustment on mortgage servicing rights	(800)	(486)	(314)	64.6
Net gain on sale of loans	1,581	695	886	127.5
Total noninterest income	$2,288	$1,818	$470	25.9%
The increase in noninterest income during the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to increases in gain on sale of loans, partially offset by a decrease in the mark-to-market adjustment on fair value of mortgage servicing rights. Loans sold during the six months ended June 30, 2020, totaled $71.4 million, compared to $35.9 million during the six months ended June 30, 2019.

Noninterest Expense.  Noninterest expense increased $174,000, or 3.3%, to $5.4 million during the three months ended June 30, 2020, compared to $5.2 million during the three months ended June 30, 2019, as reflected below (dollars in thousands):

	Three Months Ended June 30,		Amount Change	Percent Change
	2020	2019
Salaries and benefits	$2,818	$2,654	$164	6.2%
Operations	1,326	1,450	(124)	(8.6)
Regulatory assessments	120	115	5	4.3
Occupancy	497	546	(49)	(9.0)
Data processing	645	460	185	40.2
Net loss on OREO and repossessed assets	—	7	(7)	(100.0)
Total noninterest expense	$5,406	$5,232	$174	3.3%

The increase in noninterest expense during the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to increases of $185,000 in data processing and $164,000 in salaries and benefits expense, partially offset by a $124,000 decrease in operations expense. Data processing expense increased due to recording of software expenses to data processing upon renewal of existing software license agreements and technology investments made in 2020. Salaries and benefits expense increased due to increase in commissions on higher loan originations compared to a year ago. Operations expense decreased due to a lower professional and consulting fees and lower travel and conference expenses compared to the same quarter a year ago.

Noninterest expense decreased $274,000, or 2.4%, to $11.4 million during the six months ended June 30, 2020 as compared to
$11.6 million during the six months ended June 30, 2019, as reflected below (dollars in thousands):

	Six Months Ended June 30,		Amount Change	Percent Change
	2020	2019
Salaries and benefits	$6,053	$6,293	$(240)	(3.8)%
Operations	2,720	3,084	(364)	(11.8)
Regulatory assessments	369	228	141	61.8
Occupancy	995	1,052	(57)	(5.4)
Data processing	1,215	960	255	26.6
Net loss on OREO and repossessed assets	—	9	(9)	(100.0)
Total noninterest expense	$11,352	$11,626	$(274)	(2.4)%

The decrease in noninterest expense during the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to decreases of $240,000 in salaries and benefits and $364,000 in operations expense, partially offset by increases of $255,000 in data processing and $141,000 in regulatory assessments expense. Salaries and benefits expense decreased due to an increase in deferred loan origination costs. Operations expense decreased due to decreases in professional and consulting fees, travel and conference and marketing and advertising expense. Data processing expense increased for the same reason set forth above. Regulatory assessments increased to normal levels as the Bank utilized all of its remaining regulatory assessment credits last year and due to costs for the DFI examination paid during the six months ended June 30, 2020.

The efficiency ratio for the quarter ended June 30, 2020 was 63.79%, compared to 71.50% for the quarter ended June 30, 2019 and was 71.34% for the six months ended June 30, 2020, compared to 75.92% for the six months ended June 30, 2019. The improvement in the efficiency ratio was primarily due to higher interest income and noninterest income, and, for the six month periods, lower noninterest expense.
Income Tax Expense.  We incurred income tax expense of $541,000 and $802,000 for the three and six months ended June 30, 2020, respectively, as compared $468,000 and $826,000 for the same periods in 2019, respectively. The effective tax rates for the three and six months ended June 30, 2020 were 20.3% and 20.5%, respectively. The effective tax rates for the three and six months ended June 30, 2019 were 20.5% and 20.2%, respectively.

Liquidity
The Management Discussion and Analysis in Item 7 of the Company’s 2019 Form 10-K contains an overview of Sound Financial Bancorp’s and the Bank’s liquidity management, sources of liquidity and cash flows. This discussion updates that disclosure for the six months ended June 30, 2020.
The Bank’s primary sources of funds are deposits, principal and interest payments on loans and borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank’s primary investing activity is loan originations. The Bank maintains liquidity levels it believes to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  At June 30, 2020, the Bank had $140.7 million in cash and investment securities available-for-sale and $7.4 million in loans held-for-sale generally available for its cash needs.  Also, at June 30, 2020, the Bank had the ability to borrow an additional $218.7 million in FHLB advances based on existing collateral pledged, and could access $33.4 million through the Federal Reserve’s Discount Window. At June 30, 2020, we also had available a total of $20.0 million in credit facilities with other financial institutions, with no balance outstanding. The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals and loan commitments. At June 30, 2020, outstanding loan commitments, including unused lines and letters of credit totaled $136.4 million, including $37.2 million of undisbursed construction and land loans. Certificates of deposit scheduled to mature in one year or less at June 30, 2020, totaled $158.2 million. In addition, the Bank’s is utilizing Federal Reserve’s PPPLF for additional borrowing needs. At June 30, 2020, the Bank had $72.3 million in borrowings from the PPPLF, with the ability to borrow an additional $800,000 based on the remaining PPP loans unpledged at that date.
Cash and cash equivalents increased $74.8 million to $130.5 million as of June 30, 2020, from $55.8 million as of December 31, 2019. Net cash used in operating activities was $2.5 million for the six months ended June 30, 2020. Net cash used in investing activities totaled $71.7 million during the six months ended June 30, 2020 and consisted primarily of a increases in net loans and available-for-sale securities. The $149.0 million of net cash provided by financing activities during the six months ended June 30, 2020 was primarily the result of a $77.6 million net increase in deposits and $72.3 million net increase in borrowings, all of which increase were borrowings from the PPPLF.
As a separate legal entity from the Bank, the Company must provide for its own liquidity. At June 30, 2020, the Company, on an unconsolidated basis, had $1.6 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs. The Company’s principal source of liquidity is dividends and ESOP loan repayments from the Bank.
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
A summary of our off-balance sheet loan commitments at June 30, 2020, is as follows (in thousands):

June 30, 2020
Commitments to make loans	$55,069
Unfunded construction commitments	37,235
Unused lines of credit	42,925
Irrevocable letters of credit	1,241
Total loan commitments	$136,470
Capital

Sound Community Bank is subject to minimum capital requirements imposed by regulations of the FDIC.  Capital adequacy requirements are quantitative measures established by regulation that require Sound Community Bank to maintain minimum amounts and ratios of capital.

Prior to January 1, 2020, Sound Community Bank followed the FDIC’s prompt corrective actions standards. In order to be considered well-capitalized under the prompt corrective action standards, a bank must have a ratio of CET1 capital to risk-weighted assets of at least 6.5%, a ratio of Tier 1 capital to risk-weighted assets of at least 8%, a ratio of total capital to risk-weighted assets of at least 10%, and a leverage ratio of at least 5%, and the bank must not be subject to a regulatory capital requirement imposed on it as an individual bank. In order to be considered adequately capitalized, a bank must have the minimum capital ratios described above. Institutions with lower capital ratios are assigned to lower capital categories. Based on safety and soundness concerns, the FDIC may assign an institution to a lower capital category than would originally apply based on its capital ratios. The FDIC is also authorized to require Sound Community Bank to maintain additional amounts of capital in connection with concentrations of assets, interest rate risk, and certain other items. The FDIC has not imposed such a requirement on Sound Community Bank. Effective January 1, 2020, a bank that elects to use the Community Bank Leverage Ratio (“CBLR”) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0%. As required by the CARES Act, the FDIC has temporarily lowered the CBLR to 8% beginning in the second quarter of 2020 through the end of the year. Beginning in 2021, the CBLR will increase to 8.5% for that calendar year. The CBLR will return to 9% on January 1, 2022. To be eligible to utilize the CBLR, the Bank also must have total consolidated assets of less than $10 billion, off-balance sheet exposures of 25% or less of its total consolidated assets, and trading assets and trading liabilities of 5.0% or less of its total consolidated assets, all as of the end of the most recent quarter. Beginning January 2020, the Bank elected to use the CBLR framework. At June 30, 2020, the Bank’s CBLR was 10.17%. Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank’s “well-capitalized” status. As of June 30, 2020, Sound Community Bank had CBLR in excess of the Federal Reserve’s minimum and well capitalized definitions requirements.
As of December 31, 2019, Sound Community Bank had regulatory capital in excess of the Federal Reserve’s minimum and well capitalized requirement. The actual regulatory capital amounts and ratios calculated for Sound Community Bank at December 31, 2019, were as follows (dollars in thousands):

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
Pursuant to the capital regulations of the FDIC and the other federal banking agencies, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At December 31, 2019, the Bank’s CET1 capital exceeded the required capital conservation buffer.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at June 30, 2020, Sound Financial Bancorp would have exceeded all regulatory capital requirements.  The estimated Community Bank Leverage Ratio calculated for Sound Financial Bancorp as of June 30, 2020 was 10.17%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company provided information about market risk in Item 7A of its 2019 Form 10-K.  There have been no material changes in our market risk since our 2019 Form 10-K.
Item 4.  Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”)), as of June 30, 2020, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and several other members of the Company’s senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
(b)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1  Legal Proceedings
In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A Risk Factors
In light of recent developments relating to the COVID-19 pandemic, the Company is supplementing its risk factors contained in Item 1A of its 2019 Form 10-K. The following risk factor should be read in conjunction with the risk factors described in the 2019 Form 10-K.
The COVID-19 pandemic has impacted the way we conduct business which may adversely impact our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
Although the stay-at-home orders in Washington State have been lifted and phased re-opening of businesses has commenced, the majority of our employees with the ability to work remotely have been encouraged to continue doing so, while continuing to provide banking services to our customers. Heightened cybersecurity, information security and operational risks may result from these remote work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic. We also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.
There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. The COVID-19 pandemic may result in declines in loan demand and loan originations, other than through government sponsored programs such as the Payroll Protection Program, deposit availability, market interest rates and negatively impacted many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including a continued low targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected in the near term, if not longer. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.
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

As of June 30, 2020, we held and serviced a portfolio of 782 PPP loans totaling $73.1 million. PPP loans are subject to the provisions of the CARES Act and to complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the vast majority of our PPP borrowers will seek full or partial forgiveness of their PPP loan obligations. We could face additional risks in our administrative capabilities to service our PPP loans and with respect to the determination of loan forgiveness depending on the final procedures for determining loan forgiveness. Further, since the commencement of the PPP, several larger banks have been subject to litigation regarding their processing of PPP loan applications. The Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank seeking PPP loans. PPP lenders, including the Bank, may also be subject to the risk of litigation in connection with other aspects of the PPP, including but not limited to borrowers seeking forgiveness of their loans and PPP agents seeking fees from PPP lenders for assisting borrowers in securing PPP loans. In June 2020, the Bank, along with ten other financial institutions, was sued by an agent on behalf of borrowers in connection with SBA loans under the PPP for fees payable out of the PPP loan processing fees lenders receive from the SBA. If the plaintiff in this litigation or any future litigation filed against the Bank is successful, it may result in significant financial or reputational harm to us. See, “Item 5. Other Information” in Part II of this report for additional information.
Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown. and during which we may experience a recession. As a result, we anticipate our business may be materially and adversely affected during this recovery. To the extent the effects of the COVID-19 pandemic adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled "Risk Factors" in our 2019 Form 10-K.

Item 2 Unregistered Sales of Equity Securities and use of Proceeds
(a) Not applicable
(b)Not applicable
(c)The Company did not make any stock repurchases during the quarter ended June 30, 2020, and as of that date did not have any publicly announced stock repurchase programs.

Item 3 Defaults Upon Senior Securities
Nothing to report.

Item 4 Mine Safety Disclosures
Not Applicable

Item 5. Other Information
In June 2020, the accounting firm Fruci & Associates, PS (“Plaintiff”) sued Sound Community Bank, along with ten other financial institutions, in United States District Court for the Western District of Washington. Plaintiff alleges that it served as an agent on behalf of borrowers in connection with Small Business Administration (“SBA”) loans under the Paycheck Protection Program (“PPP”), and that the federal CARES Act entitles it to fees, payable out of the PPP loan processing fees lenders receive from the SBA. Plaintiff seeks treble damages on behalf of a putative class of all agents who purportedly are entitled to an agent fee, and seeks unspecified compensatory damages and treble damages. Sound Community Bank believes the complaint lacks merit and moved to dismiss the complaint on July 2, 2020, challenging the Plaintiff’s claimed entitlement to agent fees. The motion is scheduled to be fully briefed on August 7, 2020, and Sound Community Bank expects a ruling in the near future. At this time, it is not possible to predict the outcome of the lawsuit or the impact on the Bank.

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

10.7	Summary of Annual Bonus Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on February 3, 2020 (File No. 000-35633))
10.8	2013 Equity Inventive Plan (included as Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q
for the quarter ended September 30,2013 and incorporated herein by reference (File No. 001-35633))

10.9	Form of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock
Agreement under the 2013 Equity Incentive Plan (included as Exhibit 10.14 to the Registrant's Quarterly
Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference (File
No. 001-35633))

10.10	Change of Control Agreement dated June 21, 2016, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Elliott Pierce (incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-35633))
10.11	Adoption Agreement for the Sound Community Bank Nonqualified Deferred Compensation Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on March 24, 2017 (File No. (001-35633))
10.12	The Sound Community Bank Nonqualified Deferred Compensation Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on March 24, 2017 (File No. 001-35633))
10.13	Change of Control Agreement dated October 25, 2018, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Daphne Kelley (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on October 26, 2018 (File No. (001-35633))
10.14	Change of Control Agreement dated October 25, 2018, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Heidi Sexton (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on October 26, 2018 (File No. (001-35633))
10.15	Credit Union of the Pacific Incentive Compensation Achievement Plan, dated January 1, 1994 (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 14, 2019 (File No. (001-35633))
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification
101	The following financial statements from the Sound Financial Bancorp, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 2020, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of equity (v) condensed consolidated statements of cash flows and (vi) the notes to condensed consolidated financial statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: August 7, 2020	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President/Chief Executive Officer
(Principal Executive Officer)

Sound Financial Bancorp, Inc.

Date: August 7, 2020	By:	/s/ Daphne D. Kelley
Daphne D. Kelley
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)