Form 10-Q
period 2020-09-30
Sound Financial Bancorp, Inc.
filed 2020-11-09
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
As of November 4, 2020, there were 2,595,289 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$115,762	$55,770
Available-for-sale securities, at fair value	13,296	9,306
Loans held-for-sale	16,063	1,063
Loans held-for-portfolio	689,434	619,887
Allowance for loan losses	(5,988)	(5,640)
Total loans held-for-portfolio, net	683,446	614,247
Accrued interest receivable	2,536	2,206
Bank-owned life insurance (“BOLI”), net	14,404	14,183
Other real estate owned (“OREO”) and repossessed assets, net	575	575
Mortgage servicing rights, at fair value	3,339	3,239
Federal Home Loan Bank (“FHLB”) stock, at cost	1,164	1,160
Premises and equipment, net	6,466	6,767
Right of use assets	6,945	7,641
Other assets	3,382	3,696
Total assets	$867,378	$719,853
LIABILITIES
Deposits
Interest-bearing	$596,613	$519,434
Noninterest-bearing demand	152,237	97,284
Total deposits	748,850	616,718
Borrowings	7,500	7,500
Accrued interest payable	213	226
Lease liabilities	7,348	8,010
Other liabilities	7,783	8,368
Advance payments from borrowers for taxes and insurance	1,678	1,305
Subordinated debt, net	11,676	—
Total liabilities	785,048	642,127
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,595,289 and 2,567,389 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	25	25
Additional paid-in capital	27,018	26,343
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(142)	(227)
Retained earnings	55,170	51,410
Accumulated other comprehensive income, net of tax	259	175
Total stockholders’ equity	82,330	77,726
Total liabilities and stockholders’ equity	$867,378	$719,853

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
INTEREST INCOME
Loans, including fees	$8,422	$8,195	$25,463	$24,514
Interest and dividends on investments, cash and cash equivalents	86	381	400	1,219
Total interest income	8,508	8,576	25,863	25,733
INTEREST EXPENSE
Deposits	1,738	1,830	5,346	4,917
Borrowings	110	100	232	674
Total interest expense	1,848	1,930	5,578	5,591
Net interest income	6,660	6,646	20,285	20,142
PROVISION (RECAPTURE) FOR LOAN LOSSES	275	250	925	(150)
Net interest income after provision (recapture) for loan losses	6,385	6,396	19,360	20,292
NONINTEREST INCOME
Service charges and fee income	510	512	1,433	1,437
Earnings on cash surrender value of bank-owned life insurance	102	81	207	267
Mortgage servicing income	260	259	739	756
Fair value adjustment on mortgage servicing rights	(623)	(90)	(1,423)	(576)
Net gain on sale of loans	1,819	305	3,399	1,000
Total noninterest income	2,068	1,067	4,355	2,884
NONINTEREST EXPENSE
Salaries and benefits	2,880	3,075	8,933	9,369
Operations	1,390	1,397	4,109	4,481
Regulatory assessments	111	(49)	480	178
Occupancy	442	509	1,437	1,560
Data processing	707	587	1,923	1,547
Net loss on OREO and repossessed assets	—	1	—	11
Total noninterest expense	5,530	5,520	16,882	17,146
Income before provision for income taxes	2,923	1,943	6,833	6,030
Provision for income taxes	588	395	1,390	1,221
Net income	$2,335	$1,548	$5,443	$4,809

Earnings per common share:
Basic	$0.90	$0.61	$2.11	$1.90
Diluted	$0.90	$0.60	$2.09	$1.87
Weighted-average number of common shares outstanding:
Basic	2,563,018	2,526,240	2,558,475	2,521,393
Diluted	2,589,241	2,578,287	2,588,101	2,572,499

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$2,335	$1,548	$5,443	$4,809
Available for sale securities:
Unrealized holding (losses) gains arising during the period	(4)	(3)	106	90
Income tax expense (benefit) related to unrealized gains/losses	1	1	(22)	(19)
Other comprehensive (loss) income, net of tax	(3)	(2)	84	71
Comprehensive income	$2,332	$1,546	$5,527	$4,880
See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid -in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders’ Equity
Balance, at June 30, 2020	2,593,152	$25	$26,894	$(170)	$53,224	$262	$80,235
Net income					2,335		2,335
Other comprehensive loss, net of tax						(3)	(3)
Share-based compensation			52				52
Cash dividends paid on common stock ($0.15 per share)					(389)		(389)
Common stock surrendered	(2,842)						—
Common stock options exercised	4,979		23				23
Allocation of ESOP shares			49	28	—		77
Balance, at September 30, 2020	2,595,289	$25	$27,018	$(142)	$55,170	$259	$82,330

Balance, at December 31, 2019	2,567,389	$25	$26,343	$(227)	$51,410	$175	$77,726
Net income					5,443		5,443
Other comprehensive income, net of tax						84	84
Share-based compensation			283				283
Restricted stock awards issued	13,600						—
Cash dividends paid on common stock ($0.65 per share)					(1,683)		(1,683)
Common stock surrendered	(3,423)						—
Restricted shares forfeited	(1,690)						—
Common stock options exercised	19,413		239				239
Allocation of ESOP shares			153	85	—		238
Balance, at September 30, 2020	2,595,289	$25	$27,018	$(142)	$55,170	$259	$82,330

	Shares	Common Stock	Additional Paid -in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders’ Equity
Balance, at June 30, 2019	2,563,488	$25	$25,926	$(283)	$48,710	$187	$74,565
Net income					1,548		1,548
Other comprehensive loss, net of tax						(2)	(2)
Share-based compensation			72				72
Cash dividends paid on common stock ($0.14 per share)					(359)		(359)
Common stock surrendered	(1,032)						—
Common stock options exercised	5,490		93				93
Allocation of ESOP shares			71	28			99
Balance, at September 30, 2019	2,567,946	$25	$26,162	$(255)	$49,899	$185	$76,016

Balance, at December 31, 2018	2,544,059	$25	$25,663	$(340)	$46,165	$114	$71,627
Net income					4,809		4,809
Other comprehensive income, net of tax						71	71
Share-based compensation			159				159
Cash dividends paid on common stock ($0.42 per share)					(1,075)		(1,075)
Common stock surrendered	(3,810)						—
Restricted stock awards issued	15,925						—
Common stock options exercised	11,772		131				131
Allocation of ESOP shares			209	85			294
Balance, at September 30, 2019	2,567,946	$25	$26,162	$(255)	$49,899	$185	$76,016

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,443	$4,809
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net discounts on investments	104	27
Provision (recapture) for loan losses	925	(150)
Depreciation and amortization	696	799
Compensation expense related to stock options and restricted stock	283	159
Fair value adjustment on mortgage servicing rights	1,423	576
Right of use assets amortization	696	756
Increase in cash surrender value of BOLI	(207)	(267)
Net change in advances from borrowers for taxes and insurance	373	514
Net gain on sale of loans	(3,399)	(1,000)
Proceeds from sale of loans held-for-sale	179,244	54,430
Originations of loans held-for-sale	(193,892)	(54,683)
Net loss on OREO and repossessed assets	—	11
Change in operating assets and liabilities:
Accrued interest receivable	(330)	81
Other assets	314	859
Accrued interest payable	(13)	75
Change in lease liabilities	(662)	(656)
Other liabilities	(585)	883
Net cash (used in) provided by operating activities	(9,587)	7,223
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(7,177)	(3,066)
Proceeds from principal payments, maturities and sales of available-for-sale securities	3,190	245
Net (increase) decrease in loans	(68,622)	6,694
Reduction in (purchase of) BOLI	(14)	(402)
Purchases of premises and equipment, net	(396)	(227)
Net cash (used in) provided by investing activities	(73,019)	3,244
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	132,132	56,020
Proceeds from borrowings	87,991	91,225
Repayment of borrowings	(87,991)	(162,775)
Proceeds from subordinated debt, net	11,676	—
FHLB stock (purchased) redeemed	(4)	2,776
Allocation of ESOP shares	238	294
Dividends paid on common stock	(1,683)	(1,075)
Proceeds from common stock option exercises	239	131
Net cash provided by (used in) financing activities	142,598	(13,404)
Net change in cash and cash equivalents	59,992	(2,937)
Cash and cash equivalents, beginning of period	55,770	61,810
Cash and cash equivalents, end of period	$115,762	$58,873

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$1,270	$425
Interest paid on deposits and borrowings	5,591	5,516
Loans transferred from loans held-for-portfolio to OREO and repossessed assets	—	494
Leases right of use assets obtained in exchange for operating lease liabilities:
Right of use assets	—	8,136
Lease Liabilities	—	8,408
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

Note 2 – Accounting Pronouncements Recently Issued or Adopted
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which provides relief from certain accounting and financial reporting requirements under U.S. GAAP. Section 4013 of the CARES Act provides temporary relief from the accounting and reporting requirements for troubled debt restructurings (TDRs) under ASC 310-40 for loan modifications related to the novel coronavirus disease of 2019 (“COVID-19”) pandemic. In addition, on April 7, 2020, a group of banking agencies issued an interagency statement (“Interagency Statement”) for evaluating whether loan modifications that occur in response to the COVID-19 pandemic are TDRs. The Interagency Statement was originally issued on March 22, 2020, but the banking agencies revised it to address the relationship between their TDR accounting and disclosure guidance and the TDR guidance in Section 4013 of the CARES Act. Section 4013 of the CARES Act permits the suspension of ASC 310-40 for loan modifications that are made by financial institutions in response to the COVID-19 pandemic if (1) the borrower was not more than 30 days past due as of December 31, 2019, and (2) the modifications are related to arrangements that defer or delay the payment of principal or interest, or change the interest rate on the loan. The Interagency Statement indicates that a lender can conclude that a borrower is not experiencing financial difficulty if either (1) short-term (e.g., six months) modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented, or (2) the modification or deferral program is mandated by the federal government or a state government. Accordingly, any loan modification made in response to the COVID-19 pandemic that meets either of these practical expedients would not be considered a TDR. The Company adopted this guidance effective March 27, 2020.

In October 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-08, “Receivables – Nonrefundable Fees and Other Costs” (“ASU 2020-08”). ASU 2020-08 clarifies that the Company should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. ASU 2020-08 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2020-08 to have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update apply to contract modifications that replace a reference rate affected by reference rate reform (including rates referenced in fallback provisions) and contemporaneous modifications of other contract terms related to the replacement of the reference rate (including contract modifications to add or change fallback provisions). The following optional expedients for applying the requirements of certain Topics or Industry Subtopics in the Codification are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: 1)

Modifications of contracts within the scope of Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; 2) Modifications of contracts within the scope of Topics 840, Leases, and 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate (for example, the incremental borrowing rate) or remeasurements of lease payments that otherwise would be required under those Topics for modifications not accounted for as separate contracts; and 3) Modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic 815-15, Derivatives and Hedging— Embedded Derivatives. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

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

Note 3 – Investments
The amortized cost and fair value of our available-for-sale (“AFS”) securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2020
Treasury bills	$1,976	$—	$—	$1,976
Municipal bonds	5,060	196	(2)	5,254
Agency mortgage-backed securities	5,932	135	(1)	6,066
Total	$12,968	$331	$(3)	$13,296

December 31, 2019
Municipal bonds	$3,197	$173	$—	$3,370
Agency mortgage-backed securities	5,888	56	(8)	5,936
Total	$9,085	$229	$(8)	$9,306
The amortized cost and fair value of AFS securities at September 30, 2020, by contractual maturity, are shown below (in thousands). Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	September 30, 2020
	Amortized Cost	Fair Value
Due within one year	$3,014	$3,016
Due after one year through five years	489	506
Due after five years through ten years	1,426	1,479
Due after ten years	2,107	2,228
Mortgage-backed securities	5,932	6,067
Total	$12,968	$13,296
There were no pledged securities at September 30, 2020 or December 31, 2019.
There were no sales of AFS securities during the three and nine months ended September 30, 2020 or 2019.

The following table summarizes the aggregate fair value and gross unrealized loss by length of time of those investments that have been in a continuous unrealized loss position at the dates indicated (in thousands):

	September 30, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Treasury bills	$1,033	$—	$—	$—	$1,033	$—
Municipal bonds	909	(2)	—	—	909	(2)
Agency mortgage-backed securities	210	(1)	—	—	210	(1)
	$2,152	$(3)	$—	$—	$2,152	$(3)

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$3,387	$(8)	$—	$—	$3,387	$(8)
Total	$3,387	$(8)	$—	$—	$3,387	$(8)
There were no credit losses recognized in earnings during the three and nine months ended September 30, 2020 or 2019 relating to the Company’s securities.

At September 30, 2020, the securities portfolio consisted of 16 agency mortgage-backed securities, ten municipal bonds and three short-term treasury bills with a total portfolio fair value of $13.3 million. At December 31, 2019, the securities portfolio consisted of 13 agency mortgage-backed securities and eight municipal bonds with a fair value of $9.3 million. At September 30, 2020, there were four securities in an unrealized loss position for less than 12 months, and there were no securities in an unrealized loss position for more than 12 months. At December 31, 2019, there were five securities in an unrealized loss position for less than 12 months, and there were no securities in an unrealized loss position for more than 12 months. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. The unrealized losses on these investments are not considered other-than-temporary impairment ("OTTI") as of September 30, 2020, because the decline in fair value is not attributable to credit quality and because we do not intend, and it is not likely that we will be required, to sell these securities before recovery of their amortized cost basis. Additional deterioration in market and economic conditions related to the COVID-19 pandemic may, however, have an adverse impact on credit quality in the future and result in OTTI charges.

Note 4 – Loans

The composition of the loans-held-for portfolio at the dates indicated, excluding loans held-for-sale, was as follows (in thousands):

	September 30, 2020	December 31, 2019
Real estate loans:
One-to-four family	$140,356	$149,393
Home equity	17,727	23,845
Commercial and multifamily	275,876	261,268
Construction and land	72,166	75,756
Total real estate loans	506,125	510,262
Consumer loans:
Manufactured homes	20,948	20,613
Floating homes	42,399	43,799
Other consumer	12,252	8,302
Total consumer loans	75,599	72,714
Commercial business loans	111,025	38,931
Total loans held-for-portfolio	692,749	621,907
Deferred fees, net	(3,315)	(2,020)
Total loans held-for-portfolio, gross	689,434	619,887
Allowance for loan losses	(5,988)	(5,640)
Total loans held-for-portfolio, net	$683,446	$614,247

The Company was automatically authorized to participate in the SBA Paycheck Protection Program (“PPP”), as a qualified U.S. Small Business Administration’s (“SBA”) lender. As of September 30, 2020, the Bank had funded PPP loans totaling $74.8 million, which are included in commercial business loans above.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2020 (in thousands):

	Allowance: Individually evaluated for impairment	Allowance: Collectively evaluated for impairment	Allowance: Ending balance	Loans held for investment: Individually evaluated for impairment	Loans held for investment: Collectively evaluated for impairment	Loans held for investment: Ending balance

One-to-four family	$207	$963	$1,170	$6,059	$134,297	$140,356
Home equity	18	124	142	294	17,433	17,727
Commercial and multifamily	—	2,007	2,007	577	275,299	275,876
Construction and land	6	574	580	592	71,574	72,166
Manufactured homes	184	146	330	333	20,615	20,948
Floating homes	—	293	293	529	41,870	42,399
Other consumer	31	84	115	117	12,135	12,252
Commercial business	—	263	263	617	110,408	111,025
Unallocated	—	1,088	1,088	—	—	—
Total	$446	$5,542	$5,988	$9,118	$683,631	$692,749

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2019 (in thousands):

	Allowance: Individually evaluated for impairment	Allowance: Collectively evaluated for impairment	Allowance: Ending balance	Loans held for investment: Individually evaluated for impairment	Loans held for investment: Collectively evaluated for impairment	Loans held for investment: Ending balance

One-to-four family	$205	$915	$1,120	$8,620	$140,773	$149,393
Home equity	25	153	178	335	23,510	23,845
Commercial and multifamily	—	1,696	1,696	353	260,915	261,268
Construction and land	7	485	492	1,215	74,541	75,756
Manufactured homes	349	131	480	440	20,173	20,613
Floating homes	—	283	283	290	43,509	43,799
Other consumer	54	58	112	143	8,159	8,302
Commercial business	84	247	331	997	37,934	38,931
Unallocated	—	948	948	—	—	—
Total	$724	$4,916	$5,640	$12,393	$609,514	$621,907
The following tables summarize the activity in the allowance for loan losses for the three and nine months ended September 30, 2020 (in thousands):

	Three Months Ended September 30, 2020
	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,149	$(20)	$4	$37	$1,170
Home equity	154	(2)	7	(17)	142
Commercial and multifamily	1,991	—	—	16	2,007
Construction and land	623	—	—	(43)	580
Manufactured homes	362	—	1	(33)	330
Floating homes	324	—	—	(31)	293
Other consumer	127	(4)	2	(10)	115
Commercial business	501	(306)	—	68	263
Unallocated	800	—	—	288	1,088
Total	$6,031	$(332)	$14	$275	$5,988

	Nine Months Ended September 30, 2020
	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,120	$(20)	$12	$58	$1,170
Home equity	178	(2)	46	(80)	142
Commercial and multifamily	1,696	—	—	311	2,007
Construction and land	492	—	—	88	580
Manufactured homes	480	—	1	(151)	330
Floating homes	283	—	—	10	293
Other consumer	112	(20)	13	10	115
Commercial business	331	(607)	—	539	263
Unallocated	948	—	—	140	1,088
Total	$5,640	$(649)	$72	$925	$5,988

The following tables summarize the activity in the allowance for loan losses for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019
	Beginning Allowance	Charge-offs	Recoveries	(Recapture) Provision	Ending Allowance
One-to-four family	$1,139	$—	$3	$23	$1,165
Home equity	165	—	2	10	177
Commercial and multifamily	1,467	—	—	186	1,653
Construction and land	464	(1)	—	36	499
Manufactured homes	463	—	—	32	495
Floating homes	262	—	—	1	263
Other consumer	120	(8)	1	(3)	110
Commercial business	509	—	1	(191)	319
Unallocated	781	—	—	156	937
Total	$5,370	$(9)	$7	$250	$5,618

	Nine Months Ended September 30, 2019
	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,314	$—	$3	$(152)	$1,165
Home equity	202	—	8	(33)	177
Commercial and multifamily	1,638	—	—	15	1,653
Construction and land	431	—	—	68	499
Manufactured homes	427	—	—	68	495
Floating homes	265	—	—	(2)	263
Other consumer	112	(41)	23	16	110
Commercial business	356	—	1	(38)	319
Unallocated	1,029	—	—	(92)	937
Total	$5,774	$(41)	$35	$(150)	$5,618

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
The following table presents the internally assigned grades as of September 30, 2020, by type of loan (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$120,789	$16,906	$235,013	$25,748	$19,670	$41,870	$12,197	$102,864	$575,057
Watch	15,100	269	25,147	42,149	1,033	—	13	5,859	89,570
Special Mention	—	—	10,852	3,666	—	—	—	395	14,913
Substandard	4,467	552	4,864	603	245	529	42	1,907	13,209
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$140,356	$17,727	$275,876	$72,166	$20,948	$42,399	$12,252	$111,025	$692,749

The following table presents the internally assigned grades as of December 31, 2019, by type of loan (in thousands):

	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$138,900	$23,206	$256,139	$68,268	$20,204	$43,509	$8,250	$35,347	$593,823
Watch	—	—	217	2,634	124	—	—	378	3,353
Special Mention	2,484	—	2,178	3,677	—	—	—	1,649	9,988
Substandard	8,009	639	2,734	1,177	285	290	52	1,557	14,743
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$149,393	$23,845	$261,268	$75,756	$20,613	$43,799	$8,302	$38,931	$621,907
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
The following table presents the recorded investment in nonaccrual loans as of September 30, 2020, and December 31, 2019, by type of loan (in thousands):

	September 30, 2020	December 31, 2019
One-to-four family	$1,602	$2,090
Home equity	146	261
Commercial and multifamily	353	353
Construction and land	555	1,177
Manufactured homes	131	226
Floating homes	529	290
Other consumer	—	—
Commercial business	—	260
Total	$3,316	$4,657

The following table presents the aging of the recorded investment in past due loans as of September 30, 2020, by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	> 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$161	$179	$1,602	$—	$1,942	$138,414	$140,356
Home equity	19	8	146	—	173	17,554	17,727
Commercial and multifamily	2,196	999	353	—	3,548	272,328	275,876
Construction and land	—	—	555	—	555	71,611	72,166
Manufactured homes	48	41	131	—	220	20,728	20,948
Floating homes	—	—	529	—	529	41,870	42,399
Other consumer	15	11	—	—	26	12,226	12,252
Commercial business	275	—	—	—	275	110,750	111,025
Total	$2,714	$1,238	$3,316	$—	$7,268	$685,481	$692,749

The following table presents the aging of the recorded investment in past due loans as of December 31, 2019, by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	> 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$789	$105	$1,810	$—	$2,704	$146,689	$149,393
Home equity	81	161	197	—	439	23,406	23,845
Commercial and multifamily	1,742	—	353	—	2,095	259,173	261,268
Construction and land	3,340	1,100	50	—	4,490	71,266	75,756
Manufactured homes	324	43	125	—	492	20,121	20,613
Floating homes	297	250	290	—	837	42,962	43,799
Other consumer	19	2	—	—	21	8,281	8,302
Commercial business	226	—	162	—	388	38,543	38,931
Total	$6,818	$1,661	$2,987	$—	$11,466	$610,441	$621,907
Nonperforming Loans.  Loans are considered nonperforming when they are placed on nonaccrual.
The following table presents the credit risk profile of our loan portfolio based on payment activity as of September 30, 2020, by type of loan (in thousands):

	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Performing	$138,754	$17,581	$275,523	$71,611	$20,817	$41,870	$12,252	$111,025	$689,433
Nonperforming	1,602	146	353	555	131	529	—	—	3,316
Total	$140,356	$17,727	$275,876	$72,166	$20,948	$42,399	$12,252	$111,025	$692,749

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
Impaired loans at September 30, 2020 and December 31, 2019, by type of loan were as follows (in thousands):

	September 30, 2020
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$6,122	$4,517	$1,542	$6,059	$207
Home equity	294	151	143	294	18
Commercial and multifamily	574	577	—	577	—
Construction and land	592	555	37	592	6
Manufactured homes	330	90	243	333	184
Floating homes	529	529	—	529	—
Other consumer	117	—	117	117	31
Commercial business	616	617	—	617	—
Total	$9,174	$7,036	$2,082	$9,118	$446

	December 31, 2019
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$8,748	$7,236	$1,384	$8,620	$205
Home equity	335	256	79	335	25
Commercial and multifamily	353	353	—	353	—
Construction and land	1,215	1,177	38	1,215	7
Manufactured homes	445	46	394	440	349
Floating homes	290	290	—	290	—
Other consumer	143	—	143	143	54
Commercial business	997	714	283	997	84
Total	$12,526	$10,072	$2,321	$12,393	$724

The following tables present the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2020 and 2019, respectively, by loan types (in thousands):

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to-four family	$6,027	$69	$4,011	$65
Home equity	336	3	1,998	14
Commercial and multifamily	465	16	501	—
Construction and land	315	20	121	1
Manufactured homes	349	5	462	14
Floating homes	405	15	—	—
Other consumer	127	—	150	2
Commercial business	1,076	12	694	—
Total	$9,100	$140	$7,937	$96

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to-four family	$6,650	$208	$3,831	$125
Home equity	341	12	1,302	23
Commercial and multifamily	409	26	1,022	8
Construction and land	579	21	273	3
Manufactured homes	391	19	460	31
Floating homes	406	23	—	—
Other consumer	134	4	157	6
Commercial business	1,174	12	1,103	20
Total	$10,084	$325	$8,148	$216
Forgone interest on nonaccrual loans was $62,000 and $126,000 for the three and nine months ended September 30, 2020, respectively, compared to $74,000 and $165,000 for the three and nine months ended September 30, 2019, respectively. There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual or impaired at September 30, 2020 and December 31, 2019.
Troubled debt restructurings.  TDRs are accounted for under ASC 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. Once a TDR has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, we remove the TDR from nonperforming status. Loans classified as TDRs totaled $5.6 million and $7.9 million at September 30, 2020 and December 31, 2019, respectively, and are included in impaired loans.  The Company has granted, in its TDRs, a variety of concessions to borrowers in the form of loan modifications.  The modifications granted can generally be described in the following categories:
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
There was one loan totaling $146,000 modified as a TDR during the three months ended September 30, 2020 and four loans totaling $795,000 modified as TDRs during the nine months ended September 30, 2020. One TDR loan totaling $161,000 was paid-off during the three months ended September 30, 2020 and two TDR loan totaling $2.9 million were paid-off during the nine months ended September 30, 2020. There were four loans totaling $5.1 million modified as TDRs during the three and nine months ended September 30, 2019. There were no TDR loans paid off during the three months ended September 30, 2019, and three TDR loans totaling $145,000 were paid-off during the nine months ended September 30, 2019.
There were no post-modification changes for the unpaid principal balance in loans, net of partial charge-offs, that were recorded as a result of the TDRs for the three and nine months ended September 30, 2020 and 2019. There was one loan totaling $161,000 modified as a TDR for which there was a payment default within the first 12 months of modification during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, there was one loan totaling $97,000 modified as TDRs for which there was a payment default within the first 12 months of modification.
The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified into TDRs.

In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act and related bank regulatory guidance provides that a short-term modification made in response to COVID-19 and which meets certain criteria does not need to be accounted for as a TDR. As of September 30, 2020, we have provided payment relief related to COVID-19 on 49 commercial loans totaling $37.4 million and 72 residential loans totaling $16.3 million, of which 12 commercial loans totaling $14.7 million and 25 residential loans totaling $4.7 million have resumed their normal loan payments or matured. There were $34.3 million of loans still under payment relief at September 30, 2020. Accordingly, the Company does not account for such loan modifications as TDRs. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired. See “Note 2 – Accounting Pronouncements Recently Issued or Adopted”.

Note 5 – Fair Value Measurements
The Company determines the fair values of its financial instruments based on the requirements established in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions.  The Company’s fair values for financial instruments at September 30, 2020 were determined based on these requirements.
The following methods and assumptions were used to estimate the fair value of other financial instruments:
Cash and cash equivalents - The estimated fair value is equal to the carrying amount.
Treasury Bills - The estimated fair value is equal to the carrying amount.
Available-for-Sale Securities – Available-for-sale securities are recorded at fair value based on quoted market prices, if available.  If quoted market prices are not available, management utilizes third-party pricing services or broker quotations from dealers in the specific instruments.  Level 2 securities include those traded on an active exchange, as well as U.S. government securities.
Loans Held-for-Sale - Residential mortgage loans held-for-sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At September 30, 2020 and December 31, 2019, loans held-for-sale were carried at cost, as no impairment was required.
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
Subordinated Debt - The fair value of subordinated debt is estimated using discounted cash flows based on current lending rates for similar long-term debt instruments with similar terms and remaining time to maturity.
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
The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether or not recognized or recorded at fair value as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$115,762	$115,762	$115,762	$—	$—
Available-for-sale securities	13,296	13,296	—	13,296	—
Loans held-for-sale	16,063	16,063	—	16,063	—
Loans held-for-portfolio, net	683,446	689,125	—	—	689,125
Mortgage servicing rights	3,339	3,339	—	—	3,339
FHLB stock	1,164	1,164	—	1,164	—
FINANCIAL LIABILITIES:
Non-maturity deposits	507,812	507,812	—	507,812	—
Time deposits	241,038	245,062	—	245,062	—
Borrowings	7,500	7,500	—	7,500	—
Subordinated debt	11,676	11,676	—	11,676	—

	December 31, 2019		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$55,770	$55,770	$55,770	$—	$—
Available-for-sale securities	9,306	9,306	—	9,306	—
Loans held-for-sale	1,063	1,063	—	1,063	—
Loans held-for-portfolio, net	614,247	622,147	—	—	622,147
Mortgage servicing rights	3,239	3,239	—	—	3,239
FHLB stock	1,160	1,160	—	1,160	—
FINANCIAL LIABILITIES:
Non-maturity deposits	365,331	365,331	—	365,331	—
Time deposits	251,387	255,261	—	255,261	—
Borrowings	7,500	7,500	—	7,500	—

The following tables present the balance of assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value at September 30, 2020
Description	Total	Level 1	Level 2	Level 3
Treasury bills	$1,976	$1,976	$—	$—
Municipal bonds	5,253	—	5,253	—
Agency mortgage-backed securities	6,067	—	6,067	—
Mortgage servicing rights	3,339	—	—	3,339

	Fair Value at December 31, 2019
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$3,370	$—	$3,370	$—
Agency mortgage-backed securities	5,936	—	5,936	—
Mortgage servicing rights	3,239	—	—	3,239
The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019:

September 30, 2020
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	168%-265% (244%)
		Discount rate	10%-12% (10.1%)

December 31, 2019
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	132%-485% (187%)
		Discount rate	12.5%-13.5% (12.5%)

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
There were no assets or liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2020 and September 30, 2019.

Mortgage servicing rights are measured at fair value using a significant unobservable input (Level 3) on a recurring basis - additional information is included in Note 6 – Mortgage Servicing Rights.
The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at September 30, 2020
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$575	$—	$—	$575
Impaired loans	9,118	—	—	9,118

	Fair Value at December 31, 2019
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$575	$—	$—	$575
Impaired loans	12,393	—	—	12,393
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at September 30, 2020 and December 31, 2019.
The following tables provide a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019:

September 30, 2020
Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Market approach	Adjustment for differences between comparable sales	0-0% (0%)
Impaired loans	Market approach	Adjustment for differences between comparable sales	0-100% (4.9%)

December 31, 2019
Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Market approach	Adjusted for difference between comparable sales	0-0% (0%)
Impaired loans	Market approach	Adjusted for difference between comparable sales	0-100% (6%)

Note 6 – Mortgage Servicing Rights
The Company’s mortgage servicing rights portfolio totaled $444.3 million at September 30, 2020 compared to $377.3 million at December 31, 2019. Of this total balance, the unpaid principal balance of loans serviced for Federal National Mortgage Association (“Fannie Mae”) at September 30, 2020 and December 31, 2019 were $433.2 million and $363.3 million, respectively. The unpaid principal balance of loans serviced for other financial institutions at September 30, 2020 and December 31, 2019, totaled $11.1 million and $14.0 million, respectively. Loans serviced for others are not included in the Company’s financial statements as they are not assets of the Company.
A summary of the change in the balance of mortgage servicing assets during the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance, at fair value	$3,113	$3,205	$3,239	$3,414
Servicing rights that result from transfers and sale of financial assets	849	111	1,523	388
Changes in fair value:
Due to changes in model inputs or assumptions and other(1)	(623)	(90)	(1,423)	(576)
Ending balance, at fair value	$3,339	$3,226	$3,339	$3,226
(1) Represents changes due to collection/realization of expected cash flows and curtailments.

The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	September 30, 2020	December 31, 2019
Prepayment speed (Public Securities Association “PSA” model)	244%	187%
Weighted-average life	5.2 years	6.2 years
Discount rate	10.1%	12.5%

The amount of contractually specified servicing, late and ancillary fees earned on the mortgage servicing rights are included in mortgage servicing income on the Condensed Consolidated Statements of Income and totaled $260,000 and $739,000 for the three and nine months ended September 30, 2020, respectively, and $259,000 and $756,000 for the three and nine months ended September 30, 2019, respectively.

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

Note 8 – Borrowings, FHLB Stock and Subordinated Debt
The Company utilizes a loan agreement with the FHLB of Des Moines. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial and multifamily loan portfolio based on the outstanding balance. At September 30, 2020 and December 31, 2019, the amount available to borrow under this credit facility was $392.3 million and $321.9 million, respectively, subject to eligible pledged collateral. At September 30, 2020, the credit facility was collateralized as follows:  one-to-four family mortgage loans with an advance equivalent of $96.8 million, commercial and multifamily mortgage loans with an advance equivalent of $126.2 million and home equity loans with an advance equivalent of $3.7 million. At December 31, 2019, the credit facility was collateralized as follows:  one-to-four family mortgage loans with an advance equivalent of $111.4 million, commercial and multifamily mortgage loans with an advance equivalent of $126.1 million and home equity loans with an advance equivalent of $6.9 million.  The Company had outstanding borrowings under this arrangement of $7.5 million at both September 30, 2020 and December 31, 2019. The weighted-average interest rate of our borrowings was 3.05% at both September 30, 2020 and December 31, 2019. Additionally, the Company had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $20.6 million and $19.1 million at September 30, 2020 and December 31, 2019, respectively, to secure public deposits. The remaining amount available to borrow as of September 30, 2020 and December 31, 2019, was $198.6 million and $217.8 million, respectively.
As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances. At September 30, 2020 and December 31, 2019, the Company had an investment of $1.2 million in FHLB of Des Moines stock.

The Company participates in the Federal Reserve Bank Borrower-in-Custody program, which gives the Company access to the discount window and the Paycheck Protection Program Liquidity Facility (“PPPLF”). The terms of both programs call for a pledge of specific assets. The Company pledges commercial and consumer loans as collateral for this borrower-in-custody line of credit and PPP loans for the PPPLF. The Company had unused borrowing capacity of $29.4 million and $41.7 million and no outstanding borrowings under these programs at September 30, 2020 and December 31, 2019, respectively.
The Company has access to an unsecured Fed Funds line of credit from Pacific Coast Banker’s Bank. The line has a 1 year term maturing on June 30, 2021 and is renewable annually. As of September 30, 2020, the amount available under this line of credit was $10.0 million. There was no balance on this line of credit as of September 30, 2020 and December 31, 2019, respectively.
The Company has access to an unsecured Fed Funds line of credit from The Independent Bank. As of September 30, 2020, the amount available under this line of credit was $10.0 million. The agreement may be terminated by either party. There was no balance on this line of credit as of September 30, 2020 and December 31, 2019, respectively.

The Company completed a private placement of $12.0 million in aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 resulting in net proceeds, after placement fees and offering expenses, of approximately $11.7 million during the quarter ended September 30, 2020. The Company contributed $5.5 million of the net proceeds from the sale of the Notes to the Bank and intends to use the remaining net proceeds from the sale of the notes for general corporate purposes, including stock repurchases and to pay dividends on Company common stock.

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

The following table summarizes the calculation of earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income available to common shareholders	$2,319	$1,548	$5,407	$4,809
Weighted-average number of shares outstanding, basic	2,563	2,526	2,558	2,521
Effect of potentially dilutive common shares	26	52	30	51
Weighted-average number of shares outstanding, diluted	2,589	2,578	2,588	2,572
Earnings per share, basic	$0.90	$0.61	$2.11	$1.90
Earnings per share, diluted	$0.90	$0.60	$2.09	$1.87
There were 19,281 anti-dilutive securities at September 30, 2020 and no anti-dilutive securities at September 30, 2019.

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
As of September 30, 2020, on an adjusted basis, awards for stock options totaling 261,019 shares and awards for restricted stock totaling 134,148 shares of Company common stock have been granted, net of any forfeitures, to participants in the 2013 Plan and the 2008 Plan. Share-based compensation expense was $52,000 and $283,000 for the three and nine months ended September 30, 2020, respectively, and was $72,000 and $159,000 or the three and nine months ended September 30, 2019, respectively.

Stock Option Awards
All stock option awards granted under the 2008 Plan vest in 20 percent annual increments commencing one year from the grant date in accordance with the requirements of the 2008 Plan. The stock option awards granted to date under the 2013 Plan provide for immediate vesting of a portion of the award with the balance of the award vesting on the anniversary date of each grant date in equal annual installments over periods of one-to-four years subject to the continued service of the participant with the
Company. All of the options granted under the 2008 Plan and the 2013 Plan are exercisable for a period of 10 years from the date of grant, subject to vesting. The following is a summary of the Company’s stock option award activity during the nine months ended September 30, 2020:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2020	121,260	$20.80	5.33	$1,842,687
Granted	8,225	36.26
Exercised	(19,413)	17.22
Forfeited	(2,205)	29.25
Expired	(6,733)	28.96
Outstanding at September 30, 2020	101,134	22.02	4.97	873,423
Exercisable	85,334	19.99	4.36	851,612
Expected to vest, assuming a 0% forfeiture rate over the vesting term	14,099	$34.96	8.75	$—
As of September 30, 2020, there was $82,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 2.83 years.
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The fair value of options granted for the nine months ended September 30, 2020 and 2019 were determined using the following weighted-average assumptions as of the grant date.

	September 30, 2020	September 30, 2019
Annual dividend yield	1.60%	1.72%
Expected volatility	21.67%	21.68%
Risk-free interest rate	1.38%	2.64%
Expected term	6.50 years	6.50 years
Weighted-average grant date fair value per option granted	$7.14	$7.24

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

The following is a summary of the Company’s non-vested restricted stock award activity during the nine months ended September 30, 2020:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-vested at January 1, 2020	12,290	$33.32
Granted	13,600	36.26
Vested	(6,816)	34.60
Forfeited	(1,690)	34.15
Non-Vested at September 30, 2020	17,384	$35.03	$29.63
Expected to vest assuming a 0% forfeiture rate over the vesting term	17,384	$35.03	$29.63
As of September 30, 2020, there was $490,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plans. The cost is expected to be recognized over the weighted-average vesting period of 2.87 years. The total fair value of shares vested for the nine months ended September 30, 2020 and 2019 was $236,000 and $365,000, respectively.
Employee Stock Ownership Plan
In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company which was paid in full in 2017.  In August 2012, in conjunction with the Company’s conversion to a full stock company from the mutual holding company structure, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company.  The loan is being repaid principally by the Bank through contributions to the ESOP over a period of ten years. The interest rate on the loan is fixed at 2.25% per annum. As of September 30, 2020, the remaining balance of the ESOP loan was $126,000.
Neither the loan balance nor the related interest expense is reflected on the condensed consolidated financial statements.

For the calendar year 2020, the ESOP was committed to release 11,340 shares of the Company’s common stock to participants and held 11,340 unallocated shares remaining to be released in 2021. The fair value of the 140,679 shares held by the ESOP trust was $4.2 million at September 30, 2020. ESOP compensation expense included in salaries and benefits was $126,000 and $474,000 for the three and nine months ended September 30, 2020, respectively, and was $168,000 and $504,000 for the three and nine months ended September 30, 2019, respectively.

Note 11 – Revenue from Contracts with Customers
All of the Company's revenue from contracts with customers in the scope of ASC 606 - Revenue from Contracts with Customers ("ASC 606") is recognized in Noninterest Income with the exception of the net loss on OREO and repossessed assets, which is included in Noninterest Expense. The following table presents the Company's sources of Noninterest Income for the three and nine months ended September 30, 2020 and 2019 (in thousands). Items outside of the scope of ASC 606 are noted as such.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Noninterest income:
Service charges and fee income
Account maintenance fees	$74	$48	$209	$143
Transaction-based and overdraft service charges	74	118	235	338
Debit/ATM interchange fees	270	264	742	728
Credit card interchange fees	5	7	18	21
Loan fees (a)	72	59	183	163
Other fees (a)	15	16	46	44
Total service charges and fee income	510	512	1,433	1,437
Earnings on cash surrender value of bank-owned life insurance (a)	102	81	207	267
Mortgage servicing income (a)	260	259	739	756
Fair value adjustment on mortgage servicing rights (a)	(623)	(90)	(1,423)	(576)
Net gain on sale of loans (a)	1,819	305	3,399	1,000
Total noninterest income	$2,068	$1,067	$4,355	$2,884
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

Net loss on OREO and repossessed assets
We record a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed of trust. When the Bank finances the sale of other real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the other real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on sale, we adjust the transaction price and related gain or loss on sale if a significant financing component is present. The

Company incurred no expenses on OREO properties for the three and nine months ended September 30, 2020, compared to $1,000 and $11,000 for the three and nine months ended 2019, respectively, which are included in Noninterest Expense on the Company’s Condensed Consolidated Statements of Income.

Note 12 – Leases
We have operating leases for branch locations, a loan production office, our corporate office and certain equipment. The lease term for our leases begins on the date we become legally obligated for the rent payments or we take possession of the building, whichever is earlier. Generally, our real estate leases have initial terms of three to 10 years and typically include one renewal option. Our leases have remaining lease terms of 1 year to 10 years. The operating leases generally contain renewal options and require us to pay property taxes and operating expenses for the properties.

The following table represents the lease right-of-use assets and lease liabilities recorded on the condensed consolidated balance sheet at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Operating lease right-of-use assets	$6,945	$7,641
Operating lease liabilities	$7,348	$8,010

The following table represents the components of lease expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease expense
Office leases	$268	$306	$882	$916
Equipment leases	5	5	15	15
Sublease income	(3)	(3)	(9)	(9)
Net lease expense	$270	$308	$888	$922

The following table represents the maturity of lease liabilities:

	September 30, 2020
	Office leases	Equipment leases
Operating Lease Commitments
Remainder of 2020	$257	$5
2021	1,042	20
2022	1,017	9
2023	989	—
2024	968	—
Thereafter	3,897	—
Total lease payments	8,170	34
Less: Present value discount	856	—
Present value of lease liabilities	$7,314	$34

Lease term and discount rate by lease type consist of the following:

September 30, 2020
Weighted-average remaining lease term (in years):
Office leases	8.11
Equipment leases	1.67
Weighted-average discount rate (annualized):
Office leases	2.65%
Equipment leases	1.62%

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows
Office leases	$257	$290	$839	$808
Equipment leases	$5	$5	$15	$15

Note 13 – Subsequent Event
On October 27, 2020, the Board of Directors of the Company declared a quarterly cash dividend of $0.15 per common share, payable on November 24, 2020 to stockholders of record at the close of business on November 10, 2020.

On October 27, 2020, the Company announced that its Board of Directors authorized a stock repurchase program. Under this repurchase program, the Company may repurchase its outstanding shares in the open market in an amount up to $2.0 million, based on prevailing market prices, or in privately negotiated transactions, over a period beginning on October 28, 2020, continuing until the earlier of the completion of the repurchase or the next six months, depending upon market conditions.

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
Sound Community Bank’s deposits are insured up to applicable limits by the FDIC. At September 30, 2020, Sound Financial Bancorp, on a consolidated basis, had assets of $867.4 million, net loans held-for-portfolio of $683.4 million, deposits of $748.9 million and stockholders’ equity of $82.3 million. The shares of Sound Financial Bancorp are traded on NASDAQ Capital Market under the symbol “SFBC.”  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121.
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

COVID 19 Response
In response to the COVID-19 pandemic, the Company is offering a variety of relief options designed to support our clients and communities we serve.

Paycheck Protection Program ("PPP") Participation. The CARES Act was signed into law on March 27, 2020, and authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a loan program called the Paycheck Protection Program, or PPP. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA. The deadline for PPP loan applications to the SBA was extended to August 8, 2020.

Through the conclusion of the PPP on August 8, 2020, we have funded $74.8 million in PPP loans, with an average loan amount of $82,000.  Many of the PPP applications have been from our existing clients but we are also serving those in our communities who have not had a banking relationship with us in the past. In addition to the 1% interest earned on these loans, the SBA pays us fees for processing PPP loans in the following amounts: (i) 5% for loans of not more than $350,000; (ii) 3% for loans of more than $350,000 and less than $2,000,000; and (iii) 1% for loans of at least $2,000,000. We may not collect any fees from the loan applicants. The following table summarizes our PPP participation as of September 30, 2020 (dollars in thousands):

	Funded
	Total Outstanding	Number of Loans	Average Loan Amount
Existing clients	$31,555	363	$87
New clients	43,221	546	79
Total PPP loans	$74,776	909	$82

The SBA processing fees for the approved loans totaled $2.9 million at September 30, 2020.

Loan Modifications. We are providing payment relief for both consumer and business clients due to the COVID-19 pandemic. As of September 30, 2020, we have provided payment relief related to COVID-19, in accordance with the CARES Act, on 49 commercial loans totaling $37.4 million and 72 residential loans totaling $16.3 million, of which 12 commercial loans totaling $14.7 million and 25 residential loans totaling $4.7 have resumed their normal loan payments or matured. The $34.3 million of loans under payment relief at September 30, 2020, include 26 residential loans totaling $9.2 million that have entered into a second payment forbearance agreement and eight residential loans totaling $808,000 with a weighted average loan-to value of 76% that have entered into a third payment forbearance agreement. All loans modified due to the COVID-19 pandemic will be separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if further modifications should be granted and if a downgrade in risk rating is appropriate. We believe the steps we are taking are necessary to effectively manage our portfolio and assist our clients through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic.

The following is a summary of the type and amount of loan modifications made by the Company as of September 30, 2020 (dollars in thousands):

	Payment Relief
	Interest only			Principal & Interest Forbearance
	90 days	180 days	365 days	90 days	180 days	365 days	Total	% of Total Loans
Real estate loans:
One-to-four family	$—	$6,529	$188	$911	$1,594	$696	$9,918	1.44%
Home equity	—	—	—	—	98	84	182	0.03
Construction and land	—	48	—	315	—	—	363	0.05
Commercial and multifamily	2,448	15,841	2,291	—	—	—	20,580	2.99
Total real estate loans	2,448	22,418	2,479	1,226	1,692	780	31,043
Consumer loans:
Manufactured homes	—	—	12	227	509	119	867	0.13
Floating homes	—	—	—	—	249	—	249	0.04
Other consumer loans	—	—	—	—	—	—	—
Total consumer loans	—	—	12	227	758	119	1,116
Commercial business loans	1,350	832	—	—	—	—	2,182	0.32
Total	$3,798	$23,250	$2,491	$1,453	$2,450	$899	$34,341	4.98%

The modifications discussed above were not classified as TDRs in accordance with the guidance of the CARES Act and related regulatory banking guidance. The CARES Act provided that the short-term modification of loans as a result of the COVID-19 pandemic, made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (up to twelve months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related regulatory banking guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented and the relief is executed prior to December 31, 2020 or 60 days after the national emergency declared on March 13, 2020 ceases, whichever is earlier.

Support for Clients, Employees and Community during Pandemic. With the continued partial opening of the communities we serve, our retail locations continue to operate with full service and in compliance with various mandates and recommendations including masks, distancing and capacity management. The majority of back office and administrative employees continue to work remotely. We continuously monitor and conform our practices based on updates from the Center for Disease Control, World Health Organization, Financial Regulatory Agencies, and local and state health departments.

We continue to work closely with our borrowers to evaluate pandemic related challenges. We also continue to support our not-for-profit organizations albeit most activity is virtual.

Comparison of Financial Condition at September 30, 2020 and December 31, 2019
General.   Total assets increased $147.5 million, or 20.5%, to $867.4 million at September 30, 2020 from $719.9 million at December 31, 2019. The increase was primarily a result of a higher balances in loans held-for-portfolio, cash and cash equivalents, loans held-for-sale, and available-for-sale securities.

Cash and Securities.  Cash and cash equivalents increased $60.0 million, or 107.6%, to $115.8 million at September 30, 2020 from $55.8 million at December 31, 2019 primarily due to an increase in deposits, the pay downs in residential loans, including home equity loans and lines of credit, and the proceeds received from the issuance of subordinated debt. Available-for-sale securities, which consist of treasury bills, municipal bonds and agency mortgage-backed securities increased $4.0 million, or 42.9%, to $13.3 million at September 30, 2020 from $9.3 million at December 31, 2019 as a result of investment securities purchased during the year.
Loans.  Our loans held-for-portfolio, net, increased $69.2 million, or 11.3%, to $683.4 million at September 30, 2020 from $614.2 million at December 31, 2019, primarily driven by our origination of PPP loans.
The following table reflects the changes in the loan mix of our loan portfolio at September 30, 2020, as compared to December 31, 2019 (dollars in thousands):

	September 30, 2020	December 31, 2019	Amount Change	Percent Change
One-to-four family	$140,356	$149,393	$(9,037)	(6.0)%
Home equity	17,727	23,845	(6,118)	(25.7)
Commercial and multifamily	275,876	261,268	14,608	5.6
Construction and land	72,166	75,756	(3,590)	(4.7)
Manufactured homes	20,948	20,613	335	1.6
Floating homes	42,399	43,799	(1,400)	(3.2)
Other consumer	12,252	8,302	3,950	47.6
Commercial business	111,025	38,931	72,094	185.2
Deferred loan fees	(3,315)	(2,020)	(1,295)	64.1
Total loans held-for-portfolio, gross	689,434	619,887	69,547	11.2
Allowance for loan losses	(5,988)	(5,640)	(348)	6.2
Total loans held-for-portfolio, net	$683,446	$614,247	$69,199	11.3%
The largest increase in the loan portfolio was in commercial business loans which increased $72.1 million, or 185.2%, to $111.0 million, at September 30, 2020, compared to $38.9 million at December 31, 2019, driven by our origination of 909 PPP loans totaling $74.8 million at September 30, 2020. PPP loans are 100% guaranteed by the SBA. At September 30, 2020, our loan portfolio, net of deferred loan fees, remained well-diversified. Commercial and multifamily real estate loans accounted for 39.8% of total loans, one-to-four family loans, including home equity loans accounted for 22.8% of total loans, commercial business loans accounted for 16.0% of total loans, and consumer loans, consisting of manufactured homes, floating homes, and other consumer loans accounted for 10.9% of total loans at September 30, 2020. Construction and land loans accounted for 10.4% of total loans at September 30, 2020.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$6,031	$5,370	$5,640	$5,774
Charge-offs	(332)	(9)	(649)	(41)
Recoveries	14	7	72	35
Net recoveries/(charge-offs)	(318)	(2)	(577)	(6)
Provision (recapture) for loan losses during the period	275	250	925	(150)
Balance at end of period	$5,988	$5,618	$5,988	$5,618

Ratio of net recoveries/(charge-offs) during the period to average loans outstanding during the period	—%	—%	—%	—%

	September 30, 2020	December 31, 2019
Allowance as a percentage of nonperforming loans (end of period)	180.58%	121.11%
Allowance as a percentage of total loans (end of period)	0.87%	0.91%

Our allowance for loan losses increased $348,000, or 6.2%, to $6.0 million at September 30, 2020, from $5.6 million at December 31, 2019. The increase in provision for loan losses not only reflects probable credit losses based upon the conditions that existed as of September 30, 2020, but also gives consideration to the inherent losses from impacts of the COVID-19 pandemic.

Specific loan loss reserves decreased to $446,000 at September 30, 2020, compared to $724,000 at December 31, 2019, while general loan loss reserves increased to $4.4 million at September 30, 2020, compared to $4.0 million at December 31, 2019 and the unallocated reserve increased to $1.1 million at September 30, 2020, compared to $948,000 at December 31, 2019.  The increase in the general reserve was a result of the higher balance on loans held-for-portfolio. Net charge-offs for the three and nine months ended September 30, 2020 were $318,000 and $577,000 respectively, compared to net charge-offs of $2,000 and $6,000 for the three and nine months ended September 30, 2019, respectively. At September 30, 2020, the allowance for loan losses as a percentage of total loans and nonperforming loans was 0.87% and 180.58%, respectively, compared to 0.91% and 121.11%, respectively, at December 31, 2019. The allowance for loan losses to total loans increases 10 basis points when the $74.8 million of PPP loans are excluded from the $689.4 million of total loans at September 30, 2020. PPP loans are fully guaranteed by the SBA and management expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reimburse the Bank for the amount forgiven.
Mortgage Servicing Rights.  The fair value of mortgage servicing rights was $3.3 million at September 30, 2020, an increase of $100,000 or 3.1% from $3.2 million at December 31, 2019. We record mortgage servicing rights on loans sold with servicing retained and upon acquisition of a servicing portfolio. Mortgage servicing rights are carried at fair value. If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.

Nonperforming Assets.  At September 30, 2020, nonperforming assets totaled $3.9 million, or 0.45% of total assets, compared to $5.2 million, or 0.73% of total assets at December 31, 2019.
The table below sets forth the amounts and categories of nonperforming assets at the dates indicated (dollars in thousands):

	Nonperforming Assets
	September 30, 2020	December 31, 2019	Amount Change	Percent Change
Nonaccrual loans	$3,316	$4,657	$(1,341)	(28.8)%
OREO and repossessed assets	575	575	—	—
Total nonperforming assets	$3,891	$5,232	$(1,341)	(25.6)%

Nonaccrual loans decreased $1.3 million, or 28.8%, to $3.3 million at September 30, 2020 from $4.7 million at December 31, 2019. The percentage of nonaccrual loans to total loans was 0.48% at September 30, 2020, compared to 0.75% of total loans at December 31, 2019.
OREO and repossessed assets were $575,000 at both September 30, 2020 and December 31, 2019. At September 30, 2020, OREO and repossessed assets consisted solely of a former bank branch property located in Port Angeles, Washington which was acquired in 2015 as a part of three branches purchased from another financial institution. It is currently leased to a not-for-profit organization headquartered in our market area at a below market rate.
Deposits. Total deposits increased $132.1 million, or 21.4%, to $748.9 million at September 30, 2020 from $616.7 million at December 31, 2019. The increase was due primarily to disbursements of PPP loan funds into borrowers’ deposit accounts as well as reduced withdrawals reflecting changes in customer spending habits due to the COVID-19 pandemic. We continue our efforts to grow noninterest-bearing deposits, which increased $55.0 million, or 56.5%, to $152.2 million at September 30, 2020, compared to $97.3 million at December 31, 2019.
A summary of deposit accounts with the corresponding weighted-average cost of funds at the dates indicated is presented below (dollars in thousands):

	September 30, 2020		December 31, 2019
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$145,870	—%	$94,973	—%
Interest-bearing demand	214,253	0.48	159,774	0.54
Savings	78,549	0.27	57,936	0.33
Money market	62,773	0.40	50,337	0.49
Time deposits	241,038	2.43	251,387	2.23
Escrow (1)	6,367	—	2,311	—
Total deposits	$748,850	1.06%	$616,718	1.16%
(1) Escrow balances shown in noninterest-bearing deposits on the consolidated balance sheets.

Borrowings and subordinated debt.  Borrowings, consisting of FHLB advances and subordinated debt increased $11.7 million, to $19.2 million at September 30, 2020 from $7.5 million at December 31, 2019. The increase in borrowing is attributable entirely to our issuance of subordinated debt during the current quarter. During the quarter ended September 30, 2020, the Company completed a private placement of $12.0 million in aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (“Notes”) resulting in net proceeds, after placement fees and offering expenses, of approximately $11.7 million. The Company contributed $5.5 million of the net proceeds from the sale of the Notes to the Bank and intends to use the remaining net proceeds for general corporate purposes, including stock repurchases and to pay dividends on Company common stock.
Stockholders’ Equity.   Total stockholders’ equity increased $4.6 million, or 5.9%, to $82.3 million at September 30, 2020 from $77.7 million at December 31, 2019. This increase primarily reflects $5.4 million in net income for the nine months ended September 30, 2020, partially offset by the payment of cash dividends of $1.7 million to common stockholders during the nine months ended September 30, 2020.

Comparison of Results of Operation for the Three and Nine Months Ended September 30, 2020 and 2019

General.  Net income increased $787,000, or 50.8%, to $2.3 million or $0.90 per diluted common share, for the three months ended September 30, 2020, compared to $1.5 million, or $0.60 per diluted common share, for the three months ended September 30, 2019. Net income increased $634,000, or 13.2%, to $5.4 million or $2.09 per diluted common share, for the nine months ended September 30, 2020, compared to $4.8 million, or $1.87 per diluted common share, for the nine months ended September 30, 2019. The increases primarily were a result of an increase in noninterest income of $1.0 million and $1.5 million for the three and nine months ended September 30, 2020, respectively.

Interest Income.  Interest income decreased $68,000, or 0.8%, to $8.5 million for the three months ended September 30, 2020, from $8.6 million for the three months ended September 30, 2019 and increased $130,000, or 0.5%, to $25.9 million for the nine months ended September 30, 2020. The decrease for the three months ended period was due to lower interest income on investments, partially offset by higher interest income on higher average loan balances resulting primarily from loans made by the Bank through its participation in the U.S. Small Business Administration’s (“SBA”) PPP. Interest income on loans increased $227,000, or 2.8%, to $8.4 million for the three months ended September 30, 2020, due to higher average loan balances resulting primarily from PPP loans made by the Bank. The average balance of loans held-for-portfolio was $694.1 million for the three months ended September 30, 2020, compared to $585.8 million for the three months ended September 30, 2019. The average yield on loans held-for-portfolio was 4.82% for three months ended September 30, 2020, compared to 5.54% for the three months ended September 30, 2019. Interest income on the investment portfolio and cash and cash equivalents decreased $295,000, or 77.4%, compared to $381,000 for the three months ended September 30, 2019. The decrease in the interest income on investment securities and cash and cash equivalents compared to the same period a year ago was due to lower average yields. The average yield on investments and cash and cash equivalents was 0.29% for the three months ended September 30, 2020, compared to 2.30% for the three months ended September 30, 2019.

Interest income increased $130,000, or 0.5%, to $25.9 million for the nine months ended September 30, 2020, from $25.7 million for the nine months ended September 30, 2019. The increase was primarily a result of increased interest income on loans due to higher average loan balances, partially offset by a lower interest income on investments. Interest income on loans increased $949,000, or 3.9%, to $25.5 million for the nine months ended September 30, 2020, due to higher average loan balances resulting primarily from PPP loans made by the Bank. The average balance of loans held-for-portfolio was $666.6 million for the nine months ended September 30, 2020, compared to $591.9 million for the nine months ended September 30, 2019. The average yield on loans held-for-portfolio was 5.09% for the nine months ended September 30, 2020, compared to 5.54% for the nine months ended September 30, 2019. Interest income on the investment portfolio and cash and cash equivalents decreased $819,000, or 67.2%, to $400,000 for the nine months ended September 30, 2020, compared to $1.2 million for the nine months ended September 30, 2019. The decrease in the interest income on investment securities and cash and cash equivalents compared to the same period a year ago was due to lower average yields. The average yield on investments including interest-bearing cash was 0.65% for the nine months ended September 30, 2020, compared to 2.57% for the nine months ended September 30, 2019. The average balance of investments, which included interest-bearing cash balances and available-for-sale securities increased $18.2 million, or 28.6%, compared to a year ago.
The average yield on net loans decreased compared to the same period in the prior year due primarily to decreases in interest rates on adjustable rate instruments following decreases to short-term rates over the last year, including the emergency 150 basis point reduction in the targeted federal funds rate in March 2020 due to the COVID-19 pandemic, and secondarily due to the impact of PPP loans. For the nine months ended September 30, 2020, the average balance of PPP loans was $42.5 million and the average yield on PPP loans was 2.64%, including the recognition of the net deferred fees. Interest income included $840,000 in fees earned related to PPP loans in the nine months ended September 30, 2020 compared to none in same period a year ago. The impact of PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met, but is expected to cease completely after the two or five year maturity of the loans.

Interest Expense.  Interest expense decreased $82,000, or 4.2%, to $1.8 million for the three months ended September 30, 2020, from $1.9 million for the three months ended September 30, 2019. Interest expense decreased $13,000, or 0.2%, to $5.6 million for the nine months ended September 30, 2020, from $5.6 million for the nine months ended September 30, 2019. The decrease in interest expense compared to the three and nine month periods a year ago was a result of a higher percentage of noninterest bearing deposits to total deposits and a lower cost of borrowings.

Interest expense on deposits decreased $92,000, or 5.0%, to $1.7 million for the three months ended September 30, 2020, compared to $1.8 million for the same period a year ago. Interest expense on deposits increased $429,000, or 8.7%, to $5.3 million for the nine months ended September 30, 2020, compared to $4.9 million for the same period in 2019. The decrease for the three month period primarily was due to the lower weighted average interest rate paid on deposits. The increase for the nine month period was primarily due to the increase in average balance of deposits. The average balance of deposits was $715.2 million and $673.0 million during the three and nine months ended September 30, 2020, respectively, compared to $594.4 million and $579.7 million during the three and nine months ended September 30, 2019, respectively. The weighted average rate paid on deposits was 0.96% and 1.06% for the three and nine months ended September 30, 2020, respectively, compared to 1.22% and 1.13% for the three months ended September 30, 2019, respectively. The average rate paid on deposits declined due to a reduction in market interest rates over the last year, primarily as a result of the 150 basis point reduction in the targeted federal funds rate discussed above.
Interest expense on borrowings, including the Notes, increased $10,000, or 10.0%, to $110,000 for the three months ended September 30, 2020 and decreased $442,000, or 65.6%, to $232,000 for the nine months ended September 30, 2020, compared to the comparable periods a year ago. The increase for the three months ended September 30, 2020 was a result of higher weighted-average balance of borrowings, including the Notes, partially offset by a lower weighted average cost of borrowings. The decrease for the nine months ended September 30, 2020 was a result of a lower weighted average balance of borrowings and lower weighted average cost of borrowings. The weighted average balance of borrowings outstanding for the three and nine months ended September 30, 2020 was $42.2 million and $20.8 million, respectively, compared to $8.5 million and $28.8 million for the three and nine months ended September 30, 2019, respectively. On September 18, 2020, the Company completed a private placement of the Notes resulting in net proceeds, after placement fees and offering expenses, of approximately $11.7 million. The weighted average cost of borrowings was 1.04% and 1.49% for the three and nine months ended September 30, 2020, respectively, compared to 4.65% and 3.13% for the three and nine months ended September 30, 2019, respectively.

Net Interest Income.   Net interest income increased $14,000, or 0.2%, to $6.7 million for the three months ended September 30, 2020, from $6.6 million for the three months ended September 30, 2019. Net interest income increased $143,000, or 0.7%, to $20.3 million for the nine months ended September 30, 2020, from $20.1 million compared to the same period a year ago. The increase for the three and nine months ended September 30, 2020 primarily was a result of higher interest income on loans and lower interest expense. Our net interest margin was 3.26% and 3.61% for three and nine months ended September 30, 2020, respectively, compared to 4.03% and 4.10% for the three and nine months ended September 30, 2019, respectively. The low interest rate environment putting downward pressure on adjustable rate instruments combined with the impact of the low loan yields of the PPP loan portfolio, and a significant increase in low yielding interest-bearing deposits, adversely impacted net interest margin for the current year. The decreases were also due to yields earned on interest-earning assets declining at a faster rate than interest rates paid on interest-bearing liabilities as changes in the average rate paid on interest-bearing deposits tend to lag changes in market interest rate. The average yield on PPP loans was 2.79% and 2.64% during the three and nine months ended September 30, 2020, including the recognition of the net deferred fees, resulting in a negative impact to the net interest margin.

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
The Company recorded a provision for loan losses of $275,000 and $925,000 for the three and nine months ended September 30, 2020, respectively, compared to a provision for loan losses of $250,000 for the three months ended September 30, 2019 and a recapture from the allowance for loan losses of $150,000 for the nine months ended September 30, 2019, respectively. The increase in the provision primarily reflects current economic conditions and gives consideration of probable loan losses due to the potential effects from higher forecasted unemployment rates and lower gross domestic product, as well as the impact on other economic conditions from COVID-19. Net charge-offs for the three and nine months ended September 30, 2020 were $318,000 and $577,000 respectively, compared to net charge-offs of $2,000 and $6,000 for the three and nine months ended September 30, 2019, respectively.
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
Noninterest Income.  Noninterest income increased $1.0 million, or 93.8%, to $2.1 million for the three months ended September 30, 2020, as compared to $1.1 million for the three months ended September 30, 2019, as reflected below (dollars in thousands):

	Three Months Ended September 30,		Amount Change	Percent Change
	2020	2019
Service charges and fee income	$510	$512	$(2)	(0.4)%
Earnings on cash surrender value of BOLI	102	81	21	25.9
Mortgage servicing income	260	259	1	0.4
Fair value adjustment on mortgage servicing rights	(623)	(90)	(533)	592.2
Net gain on sale of loans	1,819	305	1,514	496.4
Total noninterest income	$2,068	$1,067	$1,001	93.8%
The increase in noninterest income during the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to increases in gain on sale of loans, partially offset by an increase in the downward adjustment on the fair value of mortgage servicing rights. Loans sold during the three months ended September 30, 2020, totaled $89.5 million, compared to $16.6 million during the three months ended September 30, 2019, as the volume of loans originated for sale increased significantly due to refinance activity increasing as a result of the recent reductions in market interest rates.
 Noninterest income increased $1.5 million, or 51.0%, to $4.4 million for the nine months ended September 30, 2020, as compared to $2.9 million for the nine months ended September 30, 2019, as reflected below (dollars in thousands):

	Nine Months Ended September 30,		Amount Change	Percent Change
	2020	2019
Service charges and fee income	$1,433	$1,437	$(4)	(0.3)%
Earnings on cash surrender value of BOLI	207	267	(60)	(22.5)
Mortgage servicing income	739	756	(17)	(2.2)
Fair value adjustment on mortgage servicing rights	(1,423)	(576)	(847)	147.0
Net gain on sale of loans	3,399	1,000	2,399	239.9
Total noninterest income	$4,355	$2,884	$1,471	51.0%
The increase in noninterest income during the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to increases in gain on sale of loans, partially offset by an increase in the downward adjustment on the fair value of mortgage servicing rights. Loans sold during the nine months ended September 30, 2020, totaled $176.0 million, compared to $54.5 million during the nine months ended September 30, 2019, as the volume of loans originated for sale increased significantly primarily due to refinance activity as a result of low market interest rates.

Noninterest Expense.  Noninterest expense increased $10,000, or 0.02%, to $5.5 million during the three months ended September 30, 2020, compared to $5.5 million during the three months ended September 30, 2019, as reflected below (dollars in thousands):

	Three Months Ended September 30,		Amount Change	Percent Change
	2020	2019
Salaries and benefits	$2,880	$3,075	$(195)	(6.3)%
Operations	1,390	1,397	(7)	(0.5)
Regulatory assessments	111	(49)	160	(326.5)
Occupancy	442	509	(67)	(13.2)
Data processing	707	587	120	20.4
Net loss on OREO and repossessed assets	—	1	(1)	(100.0)
Total noninterest expense	$5,530	$5,520	$10	0.2%

The slight increase in noninterest expense during the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to increases of $160,000 in regulatory assessments and $120,000 in data processing expense, partially offset by a $195,000 decrease in salaries and benefits expense. Data processing expense increased due to technology investments and variable costs associated with loan origination activity. Salaries and benefits expense decreased primarily due to an increase in deferred loan origination costs related to the PPP loans. Regulatory assessments increased to normal levels as the Bank utilized all of its remaining regulatory assessment credits last year.
Noninterest expense decreased $264,000, or 1.5%, to $16.9 million during the nine months ended September 30, 2020 as compared to $17.1 million during the nine months ended September 30, 2019, as reflected below (dollars in thousands):

	Nine Months Ended September 30,		Amount Change	Percent Change
	2020	2019
Salaries and benefits	$8,933	$9,369	$(436)	(4.7)%
Operations	4,109	4,481	(372)	(8.3)
Regulatory assessments	480	178	302	169.7
Occupancy	1,437	1,560	(123)	(7.9)
Data processing	1,923	1,547	376	24.3
Net loss on OREO and repossessed assets	—	11	(11)	(100.0)
Total noninterest expense	$16,882	$17,146	$(264)	(1.5)%

The decrease in noninterest expense during the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to decreases of $436,000 in salaries and benefits, $372,000 in operations and $123,000 in occupancy expense, partially offset by increases of $376,000 in data processing and $302,000 in regulatory assessments expense. Salaries and benefits expense decreased primarily due to an increase in deferred loan origination costs related to the PPP loans. Operations expense decreased due to decreases in professional and consulting fees, travel and conference and marketing and advertising expense. Data processing expense increased for the same reason set forth above. Regulatory assessments increased to normal levels as the Bank utilized all of its remaining regulatory assessment credits last year and due to costs for the DFI examination paid during the nine months ended September 30, 2020.

The efficiency ratio for the quarter ended September 30, 2020 was 63.36%, compared to 71.57% for the quarter ended September 30, 2019 and was 68.51% for the nine months ended September 30, 2020, compared to 74.46% for the nine months ended September 30, 2019. The improvement in the efficiency ratio primarily was due to higher interest income and noninterest income, and for the nine month period, lower noninterest expense.
Income Tax Expense.  We incurred income tax expense of $588,000 and $1.4 million for the three and nine months ended September 30, 2020, respectively, as compared $395,000 and $1.2 million for the same periods in 2019, respectively. The effective tax rates for the three and nine months ended September 30, 2020 were 20.1% and 20.3%, respectively. The effective tax rates for the three and nine months ended September 30, 2019 were 20.3% and 20.2%, respectively.

Liquidity
The Management Discussion and Analysis in Item 7 of the Company’s 2019 Form 10-K contains an overview of Sound Financial Bancorp’s and the Bank’s liquidity management, sources of liquidity and cash flows. This discussion updates that disclosure for the nine months ended September 30, 2020.

The Bank’s primary sources of funds are deposits, principal and interest payments on loans and borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank’s primary investing activity is loan originations. The Bank maintains liquidity levels it believes to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  At September 30, 2020, the Bank had $129.1 million in cash and investment securities available-for-sale and $16.1 million in loans held-for-sale generally available for its cash needs.  Also, at September 30, 2020, the Bank had the ability to borrow an additional $198.6 million in FHLB advances based on existing collateral pledged, and could access $29.4 million through the Federal Reserve’s Discount Window. Additionally, as of September 30, 2020, the Bank was approved to utilize the PPPLF. The Bank may utilize the PPPLF pursuant to which the Bank will pledge PPP loans at face value as collateral to obtain FRB non-recourse loans. During the quarter ended and as of September 30, 2020, the Bank did not utilize the PPPLF as it held a substantial cash and cash equivalent position as a result of PPP disbursed funds remaining unused in borrower deposit accounts and due to deposit customers increasing their balances due to COVID-19. At September 30, 2020, we also had available a total of $20.0 million in credit facilities with other financial institutions, with no balance outstanding. The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals and loan commitments. At September 30, 2020, outstanding loan commitments, including unused lines and letters of credit totaled $144.6 million, including $27.8 million of undisbursed construction and land loans. Certificates of deposit scheduled to mature in one year or less at September 30, 2020, totaled $186.6 million.

Cash and cash equivalents increased $60.0 million to $115.8 million as of September 30, 2020, from $55.8 million as of December 31, 2019. Net cash used in operating activities was $9.6 million for the nine months ended September 30, 2020. Net cash used in investing activities totaled $73.0 million during the nine months ended September 30, 2020 and consisted primarily of increases in net loans and available-for-sale securities. The $142.6 million of net cash provided by financing activities during the nine months ended September 30, 2020 primarily was the result of a $132.1 million net increase in deposits and the net proceeds received from the issuance and sale of the Notes as discussed above.

As a separate legal entity from the Bank, the Company must provide for its own liquidity. During the quarter ended September 30, 2020, the Company completed a private placement of $12.0 million in aggregate principal amount of the Notes resulting in net proceeds, after placement fees and offering expenses, of approximately $11.7 million. The Company contributed $5.5 million of the net proceeds from the sale of the Notes to the Bank and intends to use the remaining net proceeds from the sale of the notes for general corporate purposes, including stock repurchases and to pay dividends on Company common stock. At September 30, 2020, the Company, on an unconsolidated basis, had $7.6 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs. The Company’s principal source of liquidity is dividends and ESOP loan repayments from the Bank.
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
A summary of our off-balance sheet loan commitments at September 30, 2020, is as follows (in thousands):

September 30, 2020
Commitments to make loans	$73,484
Unfunded construction commitments	27,790
Unused lines of credit	42,058
Irrevocable letters of credit	1,241
Total loan commitments	$144,573
Capital
Sound Community Bank is subject to minimum capital requirements imposed by regulations of the FDIC.  Capital adequacy requirements are quantitative measures established by regulation that require Sound Community Bank to maintain minimum amounts and ratios of capital.

Prior to January 1, 2020, Sound Community Bank followed the FDIC’s prompt corrective actions standards. In order to be considered well-capitalized under the prompt corrective action standards, a bank must have a ratio of CET1 capital to risk-weighted assets of at least 6.5%, a ratio of Tier 1 capital to risk-weighted assets of at least 8%, a ratio of total capital to risk-weighted assets of at least 10%, and a leverage ratio of at least 5%, and the bank must not be subject to a regulatory capital requirement imposed on it as an individual bank. In order to be considered adequately capitalized, a bank must have the minimum capital ratios described above. Institutions with lower capital ratios are assigned to lower capital categories. Based on safety and soundness concerns, the FDIC may assign an institution to a lower capital category than would originally apply based on its capital ratios. The FDIC is also authorized to require Sound Community Bank to maintain additional amounts of capital in connection with concentrations of assets, interest rate risk, and certain other items. The FDIC has not imposed such a requirement on Sound Community Bank. Effective January 1, 2020, a bank that elects to use the Community Bank Leverage Ratio (“CBLR”) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0%. As required by the CARES Act, the FDIC has temporarily lowered the CBLR to 8% beginning in the second quarter of 2020 through the end of the year. Beginning in 2021, the CBLR will increase to 8.5% for that calendar year. The CBLR will return to 9% on January 1, 2022. To be eligible to utilize the CBLR, the Bank also must have total consolidated assets of less than $10 billion, off-balance sheet exposures of 25% or less of its total consolidated assets, and trading assets and trading liabilities of 5.0% or less of its total consolidated assets, all as of the end of the most recent quarter. Beginning January 2020, the Bank elected to use the CBLR framework. At September 30, 2020, the Bank’s CBLR was 10.42%. Management monitors the capital levels to provide for current and future business opportunities and to maintain Sound Community Bank’s “well-capitalized” status. As of September 30, 2020, Sound Community Bank had CBLR in excess of the Federal Reserve’s minimum and well capitalized definitions requirements.
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

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at September 30, 2020, Sound Financial Bancorp would have exceeded all regulatory capital requirements.  The estimated Community Bank Leverage Ratio calculated for Sound Financial Bancorp as of September 30, 2020 was 10.42%.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company provided information about market risk in Item 7A of its 2019 Form 10-K.  There have been no material changes in our market risk since our 2019 Form 10-K.
Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”)), as of September 30, 2020, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and several other members of the Company’s senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
(b)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2020, we held and serviced a portfolio of 909 PPP loans totaling $74.8 million. PPP loans are subject to the provisions of the CARES Act and to complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the vast majority of our PPP borrowers will seek full or partial forgiveness of their PPP loan obligations. We could face additional risks in our administrative capabilities to service our PPP loans and with respect to the determination of loan forgiveness depending on the final procedures for determining loan forgiveness. Further, since the commencement of the PPP, several larger banks have been subject to litigation regarding their processing of PPP loan applications. The Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank seeking PPP loans. PPP lenders, including the Bank, may also be subject to the risk of litigation in connection with other aspects of the PPP, including but not limited to borrowers seeking forgiveness of their loans and PPP agents seeking fees from PPP lenders for assisting borrowers in securing PPP loans. In June 2020, the Bank, along with ten other financial institutions, was sued by an agent on behalf of borrowers in connection with SBA loans under the PPP for fees payable out of the PPP loan processing fees lenders receive from the SBA. If the plaintiff in this litigation or any future litigation filed against the Bank is successful, it may result in significant financial or reputational harm to us. See, “Item 5. Other Information” in Part II of this report for additional information.
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

Item 2    Unregistered Sales of Equity Securities and use of Proceeds
(a)    Not applicable
(b)Not applicable
(c)The Company did not make any stock repurchases during the quarter ended September 30, 2020, and as of that date did not have any publicly announced stock repurchase programs.

Item 3    Defaults Upon Senior Securities
Nothing to report.

Item 4    Mine Safety Disclosures
Not Applicable

Item 5.    Other Information

In June 2020, the accounting firm Fruci & Associates, PS (“Plaintiff”) sued Sound Community Bank, along with ten other financial institutions, in United States District Court for the Western District of Washington. Plaintiff alleges that it served as an agent on behalf of borrowers in connection with Small Business Administration (“SBA”) loans under the Paycheck Protection Program (“PPP”), and that the federal CARES Act entitles it to fees, payable out of the PPP loan processing fees lenders receive from the SBA. Plaintiff seeks treble damages on behalf of a putative class of all agents who purportedly are entitled to an agent fee, and seeks unspecified compensatory damages and treble damages. Sound Community Bank believes the complaint lacks merit and moved to dismiss the complaint on July 2, 2020, challenging the Plaintiff’s claimed entitlement to agent fees. The motion has been fully briefed to the court and Sound Community Bank expects a ruling in the near future. At this time, it is not possible to predict the outcome of the lawsuit or the impact on the Bank.

Item 6.    Exhibits

Exhibits:
3.1	Articles of Incorporation of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on March 27, 2012 (File No. 333-180385))
3.2	Bylaws of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on February 3, 2015 (File No. 001-35633))
4.1	Form of Common Stock Certificate of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on March 27, 2012 (File No. 333-180385))
4.2	Description of capital stock (incorporated herein by reference to the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-35633))
4.3	Forms of 5.25% Fixed-to-Floating Rate Subordinated Note due October 1, 2030 (included as Exhibit A to the Subordinate Note Purchase Agreement included in Exhibit 10.16) (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on September 21, 2020 (File No. 001-35633)).
10.1	Amended and Restated Employment Agreement dated January 25, 2019, by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 30, 2019 (File No. 001-35633))

10.2	Amended and Restated Supplemental Executive Retirement Agreement by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 27, 2015 (File No. 001-35633))
10.3	Amended and Restated Long Term Compensation Agreement by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 27, 2015 (File No. 001-35633))
10.4	Amended and Restated Confidentiality, Non-Competition and Non-Solicitation Agreement by and between
Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on
Form 8-K filed with the SEC on December 16, 2019 (File No. 001-35633))

10.5	2008 Equity Incentive Plan (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 2009 (File No. 000-52889))
10.6
Forms of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock Agreements under the 2008 Equity Incentive Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 29, 2009 (File No. 000-52889))

10.7	Summary of Annual Bonus Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on February 3, 2020 (File No. 000-35633))
10.8	2013 Equity Inventive Plan (included as Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q
for the quarter ended September 30,2013 and incorporated herein by reference (File No. 001-35633))

10.9	Form of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock
Agreement under the 2013 Equity Incentive Plan (included as Exhibit 10.14 to the Registrant's Quarterly
Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference (File
No. 001-35633))

10.10	Change of Control Agreement dated June 21, 2016, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Elliott Pierce (incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-35633))
10.11	Adoption Agreement for the Sound Community Bank Nonqualified Deferred Compensation Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on March 24, 2017 (File No. (001-35633))
10.12	The Sound Community Bank Nonqualified Deferred Compensation Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on March 24, 2017 (File No. 001-35633))
10.13	Change of Control Agreement dated October 25, 2018, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Daphne Kelley (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on October 26, 2018 (File No. (001-35633))
10.14	Change of Control Agreement dated October 25, 2018, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Heidi Sexton (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on October 26, 2018 (File No. (001-35633))
10.15	Credit Union of the Pacific Incentive Compensation Achievement Plan, dated January 1, 1994 (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 14, 2019 (File No. (001-35633))
10.16	Form of Subordinated Note Purchase Agreement, dated September 18, 2020, by and among Sound Financial Bancorp, Inc. and the Purchasers (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on September 21, 2020 (File No. 001-35633)).
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification
101	The following financial statements from the Sound Financial Bancorp, Inc. Quarterly Report on Form 10-Q for the three months ended September 30, 2020, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of equity (v) condensed consolidated statements of cash flows and (vi) the notes to condensed consolidated financial statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: November 6, 2020	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President/Chief Executive Officer
(Principal Executive Officer)

Sound Financial Bancorp, Inc.

Date: November 6, 2020	By:	/s/ Daphne D. Kelley
Daphne D. Kelley
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)