Form 10-K
period 2020-12-31
Sound Financial Bancorp, Inc.
filed 2021-03-30
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $56.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of March 25, 2021, there were 2,600,954 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K – Portions of the Registrant's Proxy Statement for its 2021 Annual Meeting of Stockholders.

SOUND FINANCIAL BANCORP, INC.
FORM 10-K

PART I

Item 1.    Business
Special Note Regarding Forward-Looking Statements
Certain matters discussed in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact but are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions, or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:
•the effect of the novel coronavirus disease 2019 (“COVID-19”) pandemic, including on our credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the United States of America ("U.S.") and global economies, and consumer and corporate clients, including economic activity, employment levels and market liquidity;
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
•fluctuations in the demand for loans and the number of unsold homes, land and other properties;
•fluctuations in real estate values and residential, commercial and multifamily real estate market conditions in our market area;
•our ability to access cost-effective funding;
•uncertainty regarding the future of the London Interbank Offered Rate ("LIBOR"), and the potential transition away from LIBOR toward new interest-rate benchmarks;
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
•changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board ("FASB"), including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods, including as a result of the Coronavirus Aid,

Relief, and Economic Securities Act of 2020 ("CARES Act") and the Consolidated Appropriations Act, 2021 ("CAA, 2021");
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
•the possibility of other-than-temporary impairments of securities held in our securities portfolio; and
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, including as a result of the CAA, 2021 and recent COVID-19 vaccination efforts, and the other risks described from time to time in this Form 10-K and our other filings with the U.S. Securities and Exchange Commission (the "SEC").
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
General
References in this document to Sound Financial Bancorp or the "Company" refer to Sound Financial Bancorp, Inc. and references to the "Bank" refer to Sound Community Bank. References to "we," "us," and "our" means Sound Financial Bancorp and its wholly-owned subsidiary, Sound Community Bank, unless the context otherwise requires.
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
Sound Community Bank's deposits are insured up to applicable limits by the FDIC. At December 31, 2020, Sound Financial Bancorp had total consolidated assets of $861.4 million, including $613.4 million of loans held for portfolio, deposits of $748.0 million and stockholders' equity of $85.5 million. The shares of Sound Financial Bancorp are traded on The NASDAQ Capital Market under the symbol "SFBC." Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121 and our telephone number is 206-448-0884.
Our principal business consists of attracting retail and commercial deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one-to-four family residences (including home equity loans and lines of credit), commercial and multifamily real estate, construction and land, consumer and commercial business loans. Our commercial business loans include unsecured lines of credit and secured term loans and lines of credit secured by inventory, equipment and accounts receivable. We also offer a variety of secured and unsecured consumer loan products, including manufactured home loans, floating home loans, automobile loans, boat loans and recreational vehicle loans. As part of our business, we focus on residential mortgage loan originations, a significant portion of which we sell to the Federal National Mortgage Association ("Fannie Mae") and other correspondents and the remainder of which we retain for our loan portfolio consistent with our asset/liability objectives. We sell loans which conform to the underwriting standards of Fannie Mae ("conforming") in which we retain the servicing of the loan in order to maintain the direct customer relationship and to generate noninterest income. Residential loans which do not conform to the underwriting standards of Fannie Mae ("non-conforming"), are either held in our loan portfolio or sold with servicing released. We originate and retain a significant amount of commercial real estate loans, including those secured by owner-occupied and nonowner-occupied commercial real estate, multifamily property, mobile home parks and construction and land development loans.

Market Area
We serve the Seattle Metropolitan Statistical Area ("MSA"), which includes King County (which includes the city of Seattle), Pierce County and Snohomish County within the Puget Sound region, and also serve Clallam and Jefferson Counties, on the North Olympic Peninsula of Washington. We serve these markets through our headquarters in Seattle, eight branch offices, four of which are located in the Seattle MSA, three that are located in Clallam County and one that is located in Jefferson County. We also have a loan production office located in the Madison Park neighborhood of Seattle. Based on the most recent branch deposit data provided by the FDIC, our share of deposits was approximately 0.12% in King County, approximately 0.50% in Pierce County and in Snohomish County approximately 0.40%. In Clallam County and Jefferson County, we have approximately 17.0% and 7.6%, respectively, of the deposits in those markets. See "—Competition."
Our market area includes a diverse population of management, professional and sales personnel, office employees, health care workers, manufacturing and transportation workers, service industry workers and government employees, as well as retired and self-employed individuals. The population has a skilled work force with a wide range of education levels and ethnic backgrounds. Major employment sectors include information and communications technology, financial services, aerospace, military, manufacturing, maritime, biotechnology, education, health and social services, retail trades, transportation and professional services. Significant employers headquartered in our market area include U.S. Joint Base Lewis-McChord, Microsoft, University of Washington, Providence Health, Costco, Boeing, Nordstrom, Amazon.com, Starbucks, Alaska Air Group and Weyerhaeuser.
Economic conditions in our markets, and the U.S. as a whole, were negatively impacted by the restrictions imposed on businesses as a result of the COVID-19 pandemic. Recent trends in housing prices and unemployment rates in our market areas reflect the continuing impact of these restrictions. For the month of December 2020, the preliminary Seattle MSA reported an unemployment rate of 5.1%, compared to the national average of 6.4%, according to the latest available information from the Bureau of Labor Statistics. Home prices in our markets improved over the past year. Based on information from Case-Shiller, the average home price in the Seattle MSA increased 11.7% in 2020.
King County has the largest population of any county in the state of Washington with approximately 2.2 million residents and a median household income of approximately $95,000. Based on information from the Northwest Multiple Listing Service ("MLS"), the median home sales price in King County in December 2020 was $676,000, a 9.9% increase from December 2019's median home sales price of $615,000.
Pierce County has approximately 891,000 residents and a median household income of approximately $75,400. Based on information from the MLS, the median home sales price in Pierce County in December 2020 was $430,000, a 16.5% increase from December 2019's median home sales price of $369,000.
Snohomish County has approximately 819,000 residents and a median household income of approximately $87,000. Based on information from the MLS, the median home sales price in Snohomish County at December 2020 was $535,000, an 8.1% increase from December 2019's median home sales price of $495,000.
Clallam County, with a population of approximately 77,000, has a median household income of approximately $59,000. The economy of Clallam County is primarily manufacturing and shipping. The Sequim Dungeness Valley continues to be a growing retirement location. Based on information from the MLS, the median home sales price in Clallam County in December 2020 was $372,000, an 20.4% increase from December 2019's median home sales price of $309,000.
Jefferson County, with a population of approximately 32,000, has a median household income of approximately $54,000. Based on information from the MLS, the average home sales price in Jefferson County at December 2020 was $406,000, a 8.3% increase from December 2019's median home sales price of $375,000.

Lending Activities
The following table presents information concerning the composition of our loan portfolio, excluding loans held-for-sale, by the type of loan for the dates indicated (dollars in thousands):

	December 31,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family	$130,657	21.2%	$149,393	24.0%	$169,830	27.3%	$157,417	28.5%	$152,386	30.3%
Home equity	16,265	2.6	23,845	3.8	27,655	4.4	28,379	5.2	27,771	5.5
Commercial and multifamily	265,774	43.2	261,268	42.0	252,644	40.6	211,269	38.4	181,004	36.1
Construction and land	62,752	10.2	75,756	12.2	65,259	10.6	61,482	11.2	70,915	14.1
Total real estate loans	475,448	77.2	510,262	82.0	515,388	82.9	458,547	83.3	432,076	86.0
Consumer loans:
Manufactured homes	20,941	3.4	20,613	3.3	20,145	3.2	17,111	3.1	15,494	3.1
Floating homes	39,868	6.6	43,799	7.1	40,806	6.6	29,120	5.3	23,996	4.8
Other consumer	15,024	2.4	8,302	1.3	6,628	1.1	4,902	0.9	3,932	0.8
Total consumer loans	75,833	12.4	72,714	11.7	67,579	10.9	51,133	9.3	43,422	8.7
Commercial business loans	64,217	10.4	38,931	6.3	38,804	6.2	40,829	7.4	26,331	5.3
Total loans	615,498	100.0%	621,907	100.0%	621,771	100.0%	550,509	100.0%	501,829	100.0%
Less:
Deferred fees and discounts	(2,135)		(2,020)		(2,228)		(1,914)		(1,828)
Allowance for loan losses	(6,000)		(5,640)		(5,774)		(5,241)		(4,822)
Total loans, net	$607,363		$614,247		$613,769		$543,354		$495,179

The following table shows the composition of our loan portfolio in dollar amounts and in percentages by fixed and adjustable-rate loans for the dates indicated (dollars in thousands):

	December 31,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed-rate loans:
Real estate loans:
One-to-four family	$60,869	9.9%	$79,304	12.8%	$94,237	15.2%	$117,590	21.3%	$142,537	28.4%
Home equity	4,673	0.8	12,505	2.0	11,052	1.8	11,373	2.1	9,102	1.8
Commercial and multifamily	91,885	14.9	106,161	17.1	102,907	16.5	89,094	16.2	77,285	15.4
Construction and land	29,607	4.8	43,193	6.9	51,259	8.2	57,247	10.4	69,398	13.9
Total real estate loans	187,034	30.4	241,163	38.8	259,455	41.7	275,304	50.0	298,322	59.5
Consumer loans:
Manufactured homes	20,941	3.4	20,613	3.3	20,145	3.2	17,111	3.1	15,494	3.1
Floating homes	31,935	5.3	34,539	5.6	40,806	6.6	29,120	5.3	23,996	4.8
Other consumer	14,632	2.3	7,777	1.3	6,090	1.0	4,316	0.8	3,297	0.6
Total consumer loans	67,508	11.0	62,929	10.2	67,041	10.8	50,547	9.2	42,787	8.5
Commercial business loans	49,561	8.1	7,411	1.2	9,705	1.6	16,889	3.1	12,581	2.5
Total fixed-rate loans	304,103	49.5	311,503	50.2	336,201	54.1%	342,740	62.3	353,690	70.5
Adjustable-rate loans:
Real estate loans:
One-to-four family	69,788	11.3	70,089	11.3	75,593	12.2	39,827	7.2	9,849	2.0
Home equity	11,592	1.8	11,340	1.8	16,603	2.7	17,007	3.1	18,669	3.7
Commercial and multifamily	173,889	28.3	155,107	24.8	149,737	24.0	122,175	22.2	103,719	20.7
Construction and land	33,145	5.4	32,563	5.2	14,000	2.3	4,235	0.8	1,517	0.3
Total real estate loans	288,414	46.8	269,099	43.1	255,933	41.2	183,244	33.3	133,754	26.7
Consumer loans:
Floating homes	7,933	1.3	9,260	1.5	—	—	—	—	—	—
Other consumer	392	0.1	525	0.1	538	0.1	585	0.1	635	0.1
Total consumer loans	8,325	1.4	9,785	1.6	538	0.1	585	0.1	635	0.1
Commercial business loans	14,656	2.3	31,520	5.1	29,099	4.6	23,940	4.3	13,750	2.7
Total adjustable-rate loans	311,395	50.5	310,404	49.8	285,570	45.9	207,769	37.7	148,139	29.5
Total loans	615,498	100.0%	621,907	100.0%	621,771	100.0%	550,509	100.0%	501,829	100.0%
Less:
Deferred fees and discounts	(2,135)		(2,020)		(2,228)		(1,914)		(1,828)
Allowance for loan losses	(6,000)		(5,640)		(5,774)		(5,241)		(4,822)
Total loans, net	$607,363		$614,247		$613,769		$543,354		$495,179

At December 31, 2020 and 2019, we had floating or variable rate loans totaling $311.4 million and $310.4 million, respectively. At December 31, 2020, a total of $177.0 million have interest rate floors, of which $117.2 million are at their floors.

The following table illustrates the contractual maturity of our construction and land and commercial business loans at December 31, 2020 (dollars in thousands). Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The amount of loans due after December 31, 2021 with fixed interest rates totaled $54.7 million, while the amount of loans due after such date with floating or adjustable interest rates totaled $18.8 million. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Construction and Land		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2021 (1)	$46,674	4.85%	$6,580	4.61%	$53,254	4.82%
2022 to 2025	10,598	6.17	49,656	1.49	60,254	2.32
2026 and thereafter	5,480	4.93	7,981	5.43	13,461	5.23
Total (2)	$62,752	5.08%	$64,217	2.30%	$126,969	3.67%
(1)Includes demand loans, loans having no stated maturity and overdraft loans.
(2)Excludes deferred fees of $998,000.
Lending Authority. Our President and Chief Executive Officer ("CEO") may approve unsecured loans up to $1.0 million and all types of secured loans up to 30% of our legal lending limit, or approximately $5.5 million at December 31, 2020. Our Executive Vice President and Chief Credit Officer ("CCO") may approve unsecured loans up to $400,000 and secured loans up to 15% of our legal lending limit, or approximately $2.7 million at December 31, 2020. The Chief Banking Offer may approve unsecured loans up to $50,000 and all types of secured loans up to approximately $1.4 million at December 31, 2020. Any loans over the CEO's lending authority or loans significantly outside our general underwriting guidelines must be approved by the Loan Committee of the Board of Directors, consisting of four independent directors, the CEO and the CCO. Lending authority is also granted to certain other lending staff at lower amounts.
Largest Borrowing Relationships. At December 31, 2020, the maximum amount under federal law that we could lend to any one borrower and the borrower's related entities was approximately $15.5 million. Our five largest relationships totaled $58.8 million in the aggregate, or 9.5% of our $615.5 million total loan portfolio, at December 31, 2020. At December 31, 2020, the largest lending relationship totaled $13.3 million and consisted of one loan to a business, collateralized by a multifamily real estate property. The second largest relationship totaled $13.0 million and consisted of one $8.5 million loan to a business and separately a $4.5 million loan to an individual, both collateralized by a multifamily real estate property. The third largest relationship totaled $12.1 million and consisted of four loans to two businesses, all collateralized by multifamily real estate properties. The fourth largest relationship totaled $11.1 million and consisted of two loans totaling $8.2 million to an individual and two loans totaling $2.9 million to two businesses, all collateralized by multifamily real estate. The fifth top borrowing relationship totaled $9.3 million and consisted of four loans to three businesses secured by multifamily real estate. These top five borrowers had unused commitments totaling $7.6 million at December 31, 2020. At December 31, 2020, we had 15 additional lending relationships in excess of $5.0 million totaling $97.8 million. All of the foregoing loans were performing in accordance with their repayment terms at December 31, 2020.
One-to-Four Family Real Estate Lending. One of our primary lending activities is the origination of loans secured by first mortgages on one-to-four family residences, substantially all of which are secured by property located in our geographic lending area. We originate both fixed-rate and adjustable-rate loans. During 2020, our fixed-rate, one-to-four family loan originations increased $191.2 million, or 183.2%, to $295.5 million compared to $104.3 million in 2019, while one-to-four family adjustable-rate loan originations increased $1.2 million, or 4.6% to $25.8 million compared to $24.6 million in 2019. In 2019, we identified demand in the marketplace for one-to-four family, residential fixed-rate mortgage loans, especially jumbo loans (generally loans above the conforming Fannie Mae limits of $548,000 or $766,000, depending on location within our market area). In 2020, our average loan amount was $586,000 for adjustable-rate, one-to-four family mortgages.
Most of our loans are underwritten using generally-accepted secondary market underwriting guidelines. A portion of the one-to-four family loans we originate are retained in our portfolio and the remaining loans are sold into the secondary market to Fannie Mae or other private investors. Loans that are sold into the secondary market to Fannie Mae are sold with the servicing retained to maintain the client relationship and to generate noninterest income. We also originate a small portion of government guaranteed and jumbo loans for sale servicing released to certain correspondent purchasers. The sale of mortgage loans provides a source of non-interest income through the gain on sale, reduces our interest-rate risk, provides a stream of servicing income, enhances liquidity and enables us to originate more loans at our current capital level than if we held the loans in our loan portfolio. Our pricing strategy for mortgage loans includes establishing interest rates that are competitive with other financial institutions and consistent with our internal asset and liability management objectives. At December 31, 2020, one-to-

four family residential mortgage loans (excluding loans held-for-sale) totaled $130.7 million, or 21.2%, of our gross loan portfolio, of which $60.9 million were fixed-rate loans and $69.8 million were adjustable-rate loans, compared to $149.4 million (excluding loans held-for-sale), or 24.0% of our gross loan portfolio at December 31, 2019, of which $79.3 million were fixed-rate loans and $70.1 million were adjustable-rate loans.
Substantially all of the one-to-four family residential mortgage loans we retain in our portfolio consist of loans that do not satisfy acreage limits, income, credit, conforming loan limits (i.e., jumbo mortgages) or various other requirements imposed by Fannie Mae or private investors. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Fannie Mae credit requirements because of personal and financial reasons (i.e., bankruptcy, length of time employed, etc.), and other aspects, which do not conform to Fannie Mae's guidelines. Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy the needs of borrowers in our market area. As a result, subject to market conditions, we intend to continue to originate these types of loans. We also retain jumbo loans which exceed the conforming loan limits and therefore, are not eligible to be purchased by Fannie Mae. At December 31, 2020, $66.0 million or 50.5% of our one-to-four family loan portfolio consisted of jumbo loans.
We generally underwrite our one-to-four family loans based on the applicant's employment and credit history and the appraised value of the subject property. We generally lend up to 80% of the lesser of the appraised value or purchase price for one-to-four family first mortgage loans and nonowner-occupied first mortgage loans. For first mortgage loans with a loan-to-value ratio in excess of 80%, we may require private mortgage insurance or other credit enhancement to help mitigate credit risk. Properties securing our one-to-four family loans are typically appraised by independent fee appraisers who are selected in accordance with criteria approved by the Loan Committee. For loans that are less than $250,000, we may use an automated valuation model, in lieu of an appraisal. We require title insurance policies on all first mortgage real estate loans originated. Homeowners, liability, fire and, if required, flood insurance policies are also required for one-to-four family loans. Our real estate loans generally contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. The average balance of our one-to-four family residential loans was approximately $319,000 at December 31, 2020.
Fixed-rate loans secured by one-to-four family residences have contractual maturities of up to 30 years. All of these loans are fully amortizing, with payments due monthly. Our portfolio of fixed-rate loans also includes $1.8 million of loans with an initial seven-year term and a 30-year amortization period with a borrower refinancing option at a fixed rate at the end of the initial term as long as the loan has met certain performance criteria. In addition, we had $8.9 million one-to-four family loans with a five-year call option at December 31, 2020.
Adjustable-rate loans are offered with annual adjustments and lifetime rate caps that vary based on the product, generally with a maximum annual rate change of 2.0% and a maximum overall rate change of 6.0%. We generally use the rate on one-year LIBOR to re-price our adjustable-rate loans, however, $8.2 million of our adjustable-rate loans are to employees and directors that re-price annually based on a margin of 1%-1.50% over our average 12-month cost of funds. As a consequence of using annual adjustments and lifetime caps, the interest rates on adjustable-rate loans may not be as rate sensitive as our cost of funds. Furthermore, because loan indices may not respond perfectly to changes in market interest rates, upward adjustments on loans may occur more slowly than increases in our cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates. Because of these characteristics, future yields on adjustable-rate loans may not be sufficient to offset increases in our cost of funds.
We continue to offer our fully amortizing adjustable-rate loans with a fixed interest rate for the first one, three, five or seven years, followed by a periodic adjustable interest rate for the remaining term. Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically re-price, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by our maximum periodic and lifetime rate adjustments. Moreover, the interest rates on most of our adjustable-rate loans do not adjust within the next year and may not adjust for up to ten years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates.
At December 31, 2020, $19.6 million, or 15.0% of our one-to-four family residential portfolio consisted of nonowner-occupied loans, compared to $20.7 million, or 13.9% of our one-to-four family residential portfolio at December 31, 2019. At December 31, 2020, our average nonowner-occupied residential loan had a balance of $327,000. Loans secured by rental properties represent potentially higher risk. As a result, we adhere to more stringent underwriting guidelines which may include, but are not limited to, annual financial statements, a budget factoring in a rental income cash flow analysis of the borrower as well as the net operating income of the property, information concerning the borrower’s expertise, credit history and profitability, and the value of the underlying property. In addition, these loans are generally secured by a first mortgage on the underlying collateral property along with an assignment of rents and leases. Of primary concern in nonowner-occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties may depend primarily on the tenants’ continuing ability to pay rent to the property owner, the character of the borrower or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, successful operation and management of nonowner-occupied properties, including property maintenance standards, may affect repayment. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the borrower has multiple rental property loans with us, the loans are typically not cross collateralized.
In 2016, in order to enable individuals to secure the purchase of a new residence before selling their existing residence, we commenced a loan program designed to allow borrowers to access the equity in their current residence to apply towards the purchase of a new residence. The loan or loans to purchase the new residence are generally originated in an amount in excess of $1.0 million and secured by the borrower's existing and/or new residences, with a maximum combined loan-to-value ratio of up to 80%. These loans provide for repayment upon the earlier of the sale of the current residence or the loan maturity date, which is typically up to 12 months. Upon the sale of the borrower's current residence, we may refinance the new residence using our traditional jumbo mortgage loan underwriting guidelines. During 2020, we originated $7.9 million of loans under this program, compared to $14.6 million in 2019. At December 31, 2020, we had $3.3 million of these interest-only residential loans in our one-to-four family residential mortgage loan portfolio.
The primary focus of our underwriting guidelines for interest-only residential loans is on the value of the collateral rather than the ability of the borrower to repay the loan. As a result, this type of lending exposes us to an increased risk of loss due to the larger loan balance and our inability to sell them to Fannie Mae, similar to the risks associated with jumbo one-to-four family residential loans. In addition, a decline in residential real estate values resulting from a downturn in the Washington housing market may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans.
Home Equity Lending. We originate home equity loans that consist of fixed-rate, fully-amortizing loans and variable-rate lines of credit. We typically originate home equity loans in amounts of up to 90% of the value of the collateral, minus any senior liens on the property; however, prior to 2010 we originated home equity loans in amounts of up to 100% of the value of the collateral, minus any senior liens on the property. Home equity lines of credit are typically originated for up to $250,000 with an adjustable rate of interest, based on the one-year Treasury Bill rate or the Wall Street Journal Prime rate, plus a margin. Home equity lines of credit generally have a three-, five- or 12-year draw period, during which time the funds may be paid down and redrawn up to the committed amount. Once the draw period has lapsed, the payment is amortized over either a 12-, 19- or 21-year period based on the loan balance at that time. We charge a $50 annual fee on each home equity line of credit and require monthly interest-only payments on the entire amount drawn during the draw period. At December 31, 2020, home equity loans totaled $16.3 million, or 2.6% of our total loan portfolio, compared to $23.8 million, or 3.8% of our total loan portfolio at December 31, 2019. Adjustable-rate home equity lines of credit at December 31, 2020 totaled $11.6 million, or 1.8% of our total loan portfolio, compared to $11.3 million, or 1.8% of our total loan portfolio at December 31, 2019. At December 31, 2020, unfunded commitments on home equity lines of credit totaled $16.8 million.
Our fixed-rate home equity loans generally have terms of up to 15 years and are fully amortizing. At December 31, 2020, fixed-rate home equity loans totaled $4.7 million, or 0.8% of our gross loan portfolio, compared to $12.5 million, or 2.0% of our total loan portfolio at December 31, 2019.
Commercial and Multifamily Real Estate Lending. We offer a variety of commercial and multifamily real estate loans. Most of these loans are secured by owner-occupied and nonowner-occupied commercial income producing properties, multifamily apartment buildings, warehouses, office buildings, gas station/convenience stores and mobile home parks located in our market area. At December 31, 2020, commercial and multifamily real estate loans totaled $265.8 million, or 43.2% of our total loan portfolio, compared to $261.3 million, or 42.0% of our total loan portfolio at December 31, 2019.
Loans secured by commercial and multifamily real estate are generally originated with a variable interest rate, fixed for an initial three- to ten-year term and a 20- to 25-year amortization period. At the end of the initial term, the balance is due in full or the loan re-prices based on an independent index plus a margin over the applicable index of 1% to 4% for another five years. Loan-to-value ratios on our commercial and multifamily real estate loans typically do not exceed 80% of the lower of cost or appraised value of the property securing the loan at origination.
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
Historically, loans secured by commercial and multifamily properties generally present different credit risks than one-to-four family properties. These loans typically involve larger balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial and multifamily properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. Repayments of loans secured by nonowner-occupied properties depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired. Commercial and multifamily real estate loans also expose a lender to greater credit risk than loans secured by one-to-four family because the collateral securing these loans typically cannot be sold as easily as one-to-four family collateral. In addition, most of our commercial and multifamily real estate loans are not fully amortizing and include balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. The largest single commercial and multifamily real estate loan at December 31, 2020, totaled $13.3 million and was collateralized by a multifamily property. At December 31, 2020, this loan was performing in accordance with its repayment terms.
The following table provides information on commercial and multifamily real estate loans by type at December 31, 2020 and 2019 (dollars in thousands):

	December 31,
	2020		2019
	Amount	Percent	Amount	Percent
Multifamily residential	$89,364	33.6%	$73,891	28.3%
Owner-occupied commercial real estate retail	4,718	1.8	7,051	2.7
Owner-occupied commercial real estate office buildings	20,118	7.6	19,859	7.6
Owner-occupied commercial real estate other (1)	21,045	7.9	16,857	6.5
Non-owner occupied commercial real estate retail	7,629	2.9	11,324	4.3
Non-owner occupied commercial real estate office buildings	10,981	4.1	11,267	4.3
Non-owner occupied commercial real estate other (1)	78,896	29.7	82,488	31.6
Warehouses	14,683	5.5	15,524	5.9
Gas station/Convenience store	12,481	4.7	13,933	5.3
Mobile Home Parks	5,859	2.2	9,074	3.5
Total	$265,774	100.0%	$261,268	100.0%
(1)Other commercial real estate loans include schools, churches, storage facilities, restaurants, etc.
Construction and Land Lending. We originate construction loans secured by single-family residences and commercial and multifamily real estate. We also originate land acquisition and development loans, which are secured by raw land or developed lots on which the borrower intends to build a residence. At December 31, 2020, our construction and land loans totaled $62.8 million, or 10.2% of our total loan portfolio, compared to $75.8 million, or 12.2% of our total loan portfolio at December 31, 2019. At December 31, 2020, unfunded construction loan commitments totaled $19.0 million.

Construction loans to individuals and contractors for the construction of personal residences, including speculative residential construction, totaled $13.8 million, or 22.0%, of our construction and land portfolio at December 31, 2020. In addition to custom home construction loans to individuals, we originate loans that are termed "speculative" which are those loans where the builder does not have, at the time of loan origination, a signed contract with a buyer for the home or lot who has a commitment for permanent financing with either us or another lender. At December 31, 2020, construction loans to contractors for homes that were considered speculative totaled $9.8 million, or 15.6%, of our construction and land portfolio. The composition of, and location of underlying collateral securing, our construction and land loan portfolio, excluding loan commitments, at December 31, 2020 was as follows (in thousands):

	Puget Sound	Olympic Peninsula	Other	Total
Commercial and multifamily construction	$40,557	$—	$730	$41,287
Speculative residential construction	9,118	669	—	9,787
Land acquisition and development and lot loans	3,008	4,318	104	7,430
Residential lot loans	—	252	—	252
Residential construction	2,469	1,527	—	3,996
Total	$55,152	$6,766	$834	$62,752
Our residential construction loans generally provide for the payment of interest only during the construction phase, which is typically twelve to eighteen months. At the end of the construction phase, the construction loan generally either converts to a longer-term mortgage loan or is paid off with a permanent loan from another lender. Residential construction loans are made up to the lesser of a maximum loan-to-value ratio of 100% of cost or 80% of appraised value at completion; however, we generally do not originate construction loans which exceed these limits without some form of credit enhancement to mitigate the higher loan to value.
At December 31, 2020, our largest residential construction loan commitment was for $1.1 million, $742,000 of which had been disbursed. This loan was performing according to its repayment terms at December 31, 2020. The average outstanding residential construction loan balance was approximately $652,000 at December 31, 2020. Before making a commitment to fund a construction loan, we require an appraisal of the subject property by an independent approved appraiser. During the construction phase, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Loan proceeds are disbursed after inspection based on the percentage of completion method. We also require general liability, builder's risk hazard insurance, title insurance, and flood insurance, for properties located in or to be built in a designated flood hazard area, on all construction loans.
We also originate developed lot and raw land loans to individuals intending to construct a residence in the future on the property. We will generally originate these loans in an amount up to 75% of the lower of the purchase price or appraisal. These lot and land loans are secured by a first lien on the property and have a fixed rate of interest with a maximum amortization of 20 years.
We make land acquisition and development loans to experienced builders or residential lot developers in our market area. The maximum loan-to-value limit applicable to these loans is generally 75% of the appraised market value upon completion of the project. We may not require cash equity from the borrower if there is sufficient equity in the land being used as collateral. Development plans are required prior to making the loan. Our loan officers visit the proposed site of the development and the sites of competing developments. We require that developers maintain adequate insurance coverage. Land acquisition and development loans generally are originated with a loan term up to 24 months, have adjustable rates of interest based on the Wall Street Journal Prime Rate or the three- or five-year rate charged by the Federal Home Loan Bank ("FHLB") of Des Moines and require interest-only payment during the term of the loan. Land acquisition and development loan proceeds are disbursed periodically in increments as construction progresses and as an inspection by our approved inspector warrants. We also require these loans to be paid on an accelerated basis as the lots are sold, so that we are repaid before all the lots are sold. At December 31, 2020, land acquisition and development and lot loans totaled $7.4 million, or 11.8% of our construction and land portfolio all of which were lot loans.
We also offer commercial and multifamily construction loans. These loans are underwritten as interest only with financing typically up to 24 months under terms similar to our residential construction loans. Commercial and multifamily construction loans are made up to the lesser of a maximum loan-to-value ratio of 100% of cost or 80% of appraised value at completion. Most of our commercial and multifamily construction loans provide for disbursement of loan funds during the construction period and conversion to a permanent loan when the construction is complete and either tenant lease-up provisions or prescribed debt service coverage ratios are met. At December 31, 2020, commercial and multifamily construction loans totaled

$41.3 million or 65.8% of our construction and land portfolio, compared to $39.8 million, or 52.5% of our construction and land portfolio at December 31, 2019. The three largest commercial and multifamily construction loans at December 31, 2020 included a $7.3 million loan secured by a commercial self-storage building, a $5.8 million loan secured by a multifamily residential property and a $4.3 million loan secured by a multifamily residential property, all located in King County, Washington. At December 31, 2020, all of these loans were performing in accordance with their repayment terms.
Our construction and land development loans are based upon estimates of costs in relation to values associated with the completed project. Construction and land lending involves additional risks when compared with permanent residential lending because funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in the demand, such as for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of our builders have more than one loan outstanding with us and also have residential mortgage loans for rental properties with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.
In addition, during the term of most of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction may be difficult to sell and typically must be completed in order to be successfully sold, which also complicates the process of resolving problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. Land loans also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can also be significantly impacted by supply and demand conditions. A downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure.

Commercial Business Lending. At December 31, 2020, commercial business loans totaled $64.2 million, or 10.4% of our total loan portfolio, compared to $38.9 million, or 6.3% of our total loan portfolio at December 31, 2019. Substantially all of our commercial business loans have been to borrowers in our market area. Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance commercial vehicles and equipment and loans secured by accounts receivable and/or inventory. Our commercial business lending policy includes an analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis. We generally require personal guarantees on both our secured and unsecured commercial business loans. Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage and commercial real estate loans. At December 31, 2020, excluding our Paycheck Protection Program ("PPP") loans, approximately $782,000 of our commercial business loans were unsecured.
Commercial business loans also include loans originated under the PPP, a specialized low-interest loan program funded by the U.S. Treasury Department and administered by the Small Business Administration ("SBA"). The Bank, as a qualified SBA lender, was authorized to originate PPP loans. PPP loans have an interest rate of 1.0%, a two-year or five-year loan term to maturity, and principal and interest payments deferred until the lender receives the applicable forgiven amount or ten months after the end of the borrower’s loan forgiveness covered period. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and the loan proceeds are used for other qualifying expenses. We originated 909 PPP loans totaling $74.8 million during 2020. At December 31, 2020, 327 loans totaling $31.5 million had been submitted to and forgiven by the SBA, leaving a total of $43.3 million of PPP loans in our portfolio at December 31, 2020.

Our interest rates on commercial business loans, excluding PPP loans, are dependent on the type of loan. Our secured commercial business loans typically have a loan-to-value ratio of up to 80% and are term loans ranging from three to seven years. Secured commercial business term loans generally have a fixed interest rate based on the commensurate FHLB amortizing rate or prime rate as reported in the West Coast edition of the Wall Street Journal plus 1% to 3%. In addition, we typically charge loan fees of 1% to 2% of the principal amount at origination, depending on the credit quality and account relationships of the borrower. Business lines of credit are usually adjustable rate and are based on the prime rate plus 1% to 3%, and are generally originated with both a floor and ceiling to the interest rate. Our business lines of credit generally have terms ranging from 12 months to 24 months and provide for interest-only monthly payments during the term.
Our commercial business loans, excluding PPP loans, are primarily based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. This collateral may consist of accounts receivable, inventory, equipment or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the specific type of business and equipment. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself which, in turn, is often dependent in part upon general economic conditions.
Consumer Lending. We offer a variety of secured and unsecured consumer loans, including new and used manufactured homes, floating homes, automobiles, boats and recreational vehicle loans, and loans secured by deposit accounts. We also offer unsecured consumer loans. We originate our consumer loans primarily in our market area. All of our consumer loans are originated on a direct basis. At December 31, 2020, our consumer loans totaled $75.8 million, or 12.4% of our total loan portfolio, compared to $72.7 million, or 11.7% of our total loan portfolio at December 31, 2019.
We typically originate new and used manufactured home loans to borrowers who intend to use the home as a primary residence. The yields on these loans are higher than that on our other residential lending products and the portfolio has performed reasonably well with an acceptable level of risk and loss in exchange for the higher yield. Our weighted-average yield on manufactured home loans at December 31, 2020 was 8.52%, compared to 4.60% for one-to-four family mortgages, excluding loans held-for-sale. At December 31, 2020, these loans totaled $20.9 million, or 27.6% of our consumer loans and 3.4% of our total loan portfolio. For used manufactured homes, loans are generally made up to 90% of the lesser of the appraised value or purchase price up to $200,000, with terms typically up to 20 years. On new manufactured homes, loans are generally made up to 90% of the lesser of the appraised value or purchase price up to $200,000, with terms typically up to 20 years. We generally charge a 1% fee at origination. We underwrite these loans based on our review of creditworthiness of the borrower, including credit scores, and the value of the collateral, for which we hold a security interest under Washington law.
Manufactured home loans are higher risk than loans secured by residential real property, though this risk is reduced if the owner also owns the land on which the home is located. A small portion of our manufactured home loans involve properties on which we also have financed the land for the owner. The primary risk in manufactured home loans is the difficulty in obtaining adequate value for the collateral due to the cost and limited ability to move the collateral. These loans tend to be made to retired individuals and first-time homebuyers. First-time homebuyers of manufactured homes tend to be a higher credit risk than first-time homebuyers of single-family residences, due to more limited financial resources. As a result, these loans may have a higher probability of default and higher delinquency rates than single-family residential loans and other types of consumer loans. We take into account this additional risk as a component of our allowance for loan losses. We attempt to work out delinquent loans with the borrower and, if that is not successful, any past due manufactured homes are repossessed and sold. At December 31, 2020, there were four nonperforming manufactured home loans totaling $149,000.
We originate floating home, houseboat and house barge loans, typically located on cooperative or condominium moorages. Terms vary from five to 20 years and generally have a fixed rate of interest. We lend up to 90% of the lesser of the appraised value or purchase price. The primary risk in floating home loans is the unique nature of the collateral and the challenges of relocating such collateral to a location other than where such housing is permitted. The process for securing the deed and/or the condominium or cooperative dock is also unique compared to other types of lending we participate in. As a result, these loans may have higher collateral recovery costs than for one-to-four family mortgage loans and other types of consumer loans. We take into account these additional risks as a part of our underwriting criteria. At December 31, 2020, floating home loans totaled $39.9 million, or 52.6% of our consumer loan portfolio and 6.6% of our total loan portfolio. Houseboats and house barge loans, which are included in other consumer loans, totaled $12.8 million, or 16.8% of our consumer loan portfolio and 7.1% of our total loan portfolio.

The balance of our consumer loans includes loans secured by new and used automobiles, new and used boats, motorcycles and recreational vehicles, loans secured by deposits and unsecured consumer loans, all of which, at December 31, 2020, totaled $2.3 million, or 3.0% of our consumer loan portfolio and 0.4% of our total loan portfolio. Our automobile loan portfolio totaled $1.2 million at December 31, 2020, or 1.8% of our consumer loan portfolio and 0.2% of our total loan portfolio. Automobile loans may be written for a term up to 72 months and have fixed rates of interest. Loan-to-value ratios are up to 100% of the lesser of the purchase price or the National Automobile Dealers Association value for used automobiles, including tax, licenses, title and mechanical breakdown and gap insurance.
Loans secured by boats, motorcycles and recreational vehicles typically have terms from five to 20 years depending on the collateral and loan-to-value ratios up to 90%. These loans may be made with fixed or adjustable interest rates. Our unsecured consumer loans have either a fixed rate of interest generally for a maximum term of 48 months, or are revolving lines of credit of generally up to $25,000. At December 31, 2020, unsecured consumer loans totaled $701,000 and unfunded commitments on our unsecured consumer lines of credit totaled $1.4 million. At that date, the average outstanding balance on these lines was less than $1,000.
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
Consumer loans generally entail greater risk than do one-to-four family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as manufactured homes, automobiles, boats and recreational vehicles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower's continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.
Loan Originations, Purchases, Sales, Repayments and Servicing
We originate both fixed-rate and adjustable-rate loans. Our ability to originate loans, however, is dependent upon client demand for loans in our market area. Over the past several years, we have continued to originate residential and consumer loans, and increased our emphasis on commercial and multifamily real estate, construction and land, and commercial business lending. Demand is affected by competition and the interest-rate environment. During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the prevailing low interest-rate environment in the U.S. In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. If a proposed loan exceeds our internal lending limits, we may originate the loan on a participation basis with another financial institution. From time to time, we also participate with other financial institutions on loans they originate. We sold no commercial loan participations in 2020 or 2018 and $3.7 million in 2019. We underwrite loan purchases and participations to the same standards as internally originated loans. We had no purchases of commercial business loan participations from other financial institutions in 2020 and 2019.
We originate loans that may meet one or more of the credit characteristics commonly associated with subprime lending. The term ‘subprime’ refers to the credit characteristics of individual borrowers which may include payment delinquencies, judgements, foreclosures, bankruptcies, low credit scores and/or high debt-to-income ratios. In exchange for the additional risk we take with such borrowers, we may require borrowers to pay a higher interest rates, require a lower debt-to-income ratio or require other enhancements to manage the additional risk. While no single credit characteristic defines a subprime loan, one commonly used indicator is a loan originated to a borrower with a credit score of 660 or lower. At December 31, 2020, of the $321.3 million in one-to-four-family loans originated in 2020, $10.1 million or 3.3% were to borrowers with a credit score under 660. Additionally, of the $4.3 million in manufactured home loans originated in 2020, $845,000 or 19.8% were to borrowers with a credit score of 660 or lower. At December 31, 2020 and 2019, the total amount of residential and consumer loans held in our loan portfolio to borrowers with a credit score of 660 or lower were $15.6 million and $34.9 million, respectively. We do not engage in originating negative amortization or option adjustable-rate loans and have no established program to originate or purchase these loans.
In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services.
We also sell whole one-to-four family loans without recourse to Fannie Mae and other investors, subject to a provision for repurchase upon breach of representation, warranty or covenant. These loans are fixed-rate mortgages, which primarily are sold to reduce our interest-rate risk and generate noninterest income. These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer. These sales allow for a servicing fee on loans when the servicing is retained by us. Most one-to-four family loans are sold with servicing retained. In October 2015, we acquired a $45.9 million loans servicing portfolio from another bank, which loans are 100% owned by Fannie Mae. At December 31, 2020, we were servicing a $481.6 million portfolio of residential mortgage loans for Fannie Mae and $7.1 million for other investors. We did not repurchase any loans in 2020 or 2019. These mortgage servicing rights are carried at fair value and had a value at December 31, 2020 of $3.8 million. We earned mortgage servicing income of $1.0 million, $1.0 million and $1.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. See "Note 6 — Mortgage Servicing Rights" in the Notes to Consolidated Financial Statements contained in "Part II. Item 8. Financial Statements and Supplementary Data" of this report on Form 10-K.
Sales of whole real estate loans are beneficial to us since these sales may generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending, and increase liquidity. We sold $258.2 million of conforming one-to-four family loans during the year ended December 31, 2020, of which $5.9 million were sales to other investors. We sold $79.0 million and $50.0 million of conforming one-to-four family loans during the years ended 2019 and 2018, respectively. Gains, losses and transfer fees on sales of one-to-four family loans and participations are recognized at the time of the sale. Our net gain on sales of residential loans for the years ended December 31, 2020, 2019 and 2018 was $6.0 million, $1.4 million, and 1.0 million, respectively. In addition to loans sold to Fannie Mae and others on a servicing retained basis, we also sell nonconforming residential loans to correspondent banks on a servicing released basis. In 2020 and 2019, we sold $5.9 million and $13.2 million, respectively, of loans servicing released.

The following table shows our loan origination, sale and repayment activities, including loans held-for-sale, for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Originations by type:
Fixed-rate:
One-to-four family	$295,522	$104,343	$67,823
Home equity	1,141	7,587	4,459
Commercial and multifamily	23,288	38,458	94,725
Construction and land	24,559	35,573	24,303
Manufactured homes	4,267	5,603	7,313
Floating homes	5,792	1,807	20,660
Other consumer	11,088	3,021	3,402
Commercial business	78,469	1,553	2,277
Total fixed-rate	444,126	197,945	224,962
Adjustable rate:
One-to-four family	25,776	24,634	44,726
Home equity	9,187	3,060	9,705
Commercial and multifamily	44,067	53,885	55,945
Construction and land	49,735	15,093	—
Floating homes	1,439	11,966	—
Other consumer	297	160	48
Commercial business	535	2,360	17,202
Total adjustable-rate	131,036	111,158	127,626
Total loans originated	575,162	309,103	352,588
Sales, repayments and participations sold:
One-to-four family	258,182	78,906	49,966
Commercial and multifamily	—	3,706	—
Total loans sold and loan participations	258,182	82,612	49,966
Transfers to OREO	19
Total principal repayments	323,485	226,256	231,627
Total reductions	581,686	308,868	281,593
Net (decrease) increase	$(6,524)	$235	$70,995
The increase in total loan originations in 2020 compared to 2019 was primarily due to high levels of loan activity in the one-to-four family, commercial business and construction and land categories. Demand for one-to-four family loans grew in 2020 as homeowners, taking advantage of historically low interest rates, refinanced their homes. In addition, the pandemic increased demand for single-family homes outside downtown metropolitan areas. Demand for construction loans, including new homes and apartment buildings increased due to appreciation in market prices, declining supplies of homes for sale and continued strong rental demand in our market area. Commercial business loans increased due to PPP loan originations.
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
Delinquent Loans. The following table sets forth our loan delinquencies by type (excluding COVID-19 modified loans), by amount and by percentage of type at December 31, 2020 (dollars in thousands):

	Loans Delinquent For:
	30-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
One-to-four family	8	$860	0.7%	7	$1,407	1.1%	15	$2,267	1.8%
Home equity	4	102	0.6	4	112	0.7	8	214	1.3
Commercial and Multifamily	—	—	—	1	353	0.1	1	353	0.1
Construction and land	6	690	1.1	1	40	0.1	7	730	1.2
Manufactured homes	6	233	1.1	4	149	0.7	10	382	1.8
Floating homes	1	269	0.7	1	249	0.6	2	518	1.3
Other consumer	5	16	0.1	—	—	—	5	16	0.1
Commercial Business	1	583	0.9	—	—	—	1	583	0.9
Total	31	$2,753	0.5%	18	$2,310	0.4%	49	$5,063	0.9%

Nonperforming Assets. The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio (in thousands). Loans are placed on nonaccrual status when the collection of principal and/or interest become doubtful or when the loan is more than 90 days past due. Other real estate owned ("OREO") and repossessed assets include assets acquired in settlement of loans.

	December 31,
	2020	2019	2018	2017	2016
Nonaccrual loans (1):
One-to-four family	$1,668	$2,090	$1,120	$837	$2,216
Home equity	156	261	359	722	553
Commercial and multifamily	353	353	534	201	218
Construction and land	40	1,177	123	92	—
Manufactured homes	149	226	214	206	120
Floating homes	518	290	—	—	—
Other consumer	—	—	—	8	—
Commercial business	—	260	317	217	242
Total nonaccrual loans	2,884	4,657	2,667	2,283	3,349
OREO and repossessed assets:
One-to-four family	—	—	—	—	562
Commercial and multifamily	575	575	575	600	600
Manufactured homes	19	—	—	10	10
Total OREO and repossessed assets	594	575	575	610	1,172
Total nonperforming assets	$3,478	$5,232	$3,242	$2,893	$4,521
Nonperforming assets as a percentage of total assets	0.40%	0.73%	0.45%	0.45%	0.77%
Performing restructured loans:
One-to-four family	$1,965	$6,638	$1,511	$2,876	$1,977
Home equity	137	59	60	158	144
Commercial and multifamily	—	—	—	—	361
Construction and land	37	38	44	49	83
Manufactured homes	116	172	130	150	160
Other consumer	114	123	131	36	40
Commercial business	615	264	97	—	—
Total performing restructured loans	$2,984	$7,294	$1,973	$3,269	$2,765
(1)Nonaccrual loans include $262,000, $588,000, $817,000, $445,000, and $683,000 in nonperforming troubled debt restructurings at December 31, 2020, 2019, 2018, 2017, and 2016, respectively. We had no accruing loan 90 days or more delinquent for the periods reported.
Nonaccrual loans, including nonaccrual troubled debt restructurings ("TDRs"), decreased $1.8 million to $2.9 million at December 31, 2020 from $4.7 million at December 31, 2019. Our largest nonperforming loan at December 31, 2020 was a one-to-four family home totaling $945,000. Nonperforming one-to-four family loans at December 31, 2020 consisted of nine loans to different borrowers with an average loan balance of $185,000. In addition, there were four manufactured home loans, five home equity loans, one commercial and multifamily loan, one construction and land loan, and two floating home loans classified as nonperforming at December 31, 2020.
For the year ended December 31, 2020, gross interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms amounted to $168,000, all of which was excluded from interest income for the year ended December 31, 2020. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition at December 31, 2020 Compared to December 31, 2019—Delinquencies and Nonperforming Assets" contained in Item 7 of this report on Form 10-K for more information on troubled assets.

Troubled Debt Restructured Loans. TDRs, which are accounted for under ASC 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. All TDRs are initially classified as impaired regardless of whether the loan was performing at the time it was restructured. At December 31, 2020, we had $3.0 million of loans that were classified as performing TDRs and still on accrual, compared to $7.3 million at December 31, 2019. Included in nonaccrual loans at December 31, 2020 and 2019 were nonaccrual TDRs of $262,000 and $588,000, respectively.
OREO and Repossessed Assets. OREO and repossessed assets include assets acquired in settlement of loans. At December 31, 2020, OREO and repossessed assets totaled $594,000. Our OREO at December 31, 2020, consisted of two properties. The first is a former bank branch property located in Port Angeles, Washington which was acquired in 2015 as a part of three branches purchased from another financial institution. It is currently leased to a local not-for-profit organization at a below-market rate. The second OREO property is a manufactured home located in Everett, Washington.
Other Loans of Concern. In addition to the nonperforming assets set forth in the table above, at December 31, 2020, there were 13 loans totaling $15.1 million about which known information of possible credit or other problems caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories. At December 31, 2020, the three largest loans of concern a were a multifamily real estate loan for $3.5 million, a nonowner-occupied commercial real estate loan for $3.4 million and a commercial construction loan of $3.1 million, all located in King County, Washington. The first two borrowers had requested and were granted COVID-19 loan modifications for six months and have since returned to contractual payment terms and the third borrower completed a restructuring of ownership in 2020 and has successfully renewed its loan to mature in 2021. The balance of our loans of concern included $4.0 million in commercial and multifamily real estate loans, $834,000 in construction and land loans, and $310,000 in commercial business loans.
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
When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address specific impairments. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off those assets in the period in which they are deemed uncollectible. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC and, since our conversion to a Washington-chartered commercial bank, the WDFI, which can order the establishment of additional loss allowances. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. At December 31, 2020, special mention assets totaled $15.1 million.
We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at December 31, 2020, we had classified $10.1 million of our assets as substandard, of which $9.5 million represented a variety of outstanding loans and $594,000 represented the balance of our OREO and repossessed assets. At that date, we had no assets classified as doubtful or loss. This total amount of classified assets represented 11.9% of our equity capital and 1.2% of our assets at December 31, 2020. Classified assets totaled $15.3 million, or 19.7% of our equity capital and 2.1% of our assets at December 31, 2019.
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
At December 31, 2020, our allowance for loan losses was $6.0 million, or 0.98% of our total loan portfolio, compared to $5.6 million, or 0.91% of our total loan portfolio, at December 31, 2019. Specific valuation reserves totaled $378,000 and $724,000 at December 31, 2020 and 2019, respectively.
Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, properly reflects estimated probable loan losses inherent in our loan portfolio. See "Note 1—Organization and Significant Accounting Policies" and "Note 5—Loans" in the Notes to Consolidated Financial Statements contained in "Part II. Item 8. Financial Statements and Supplementary Data" of this report on Form 10-K.
The following table sets forth an analysis of our allowance for loan losses at the dates indicated (dollars in thousands):

	December 31,
	2020	2019	2018	2017	2016
Balance at beginning of period	$5,640	$5,774	$5,241	$4,822	$4,636
Charge-offs:
One-to-four family	(20)	—	—	—	(72)
Home equity	(2)	—	(7)	(89)	(15)
Commercial and multifamily	—	—	—	(24)	(314)
Construction and land	—	—	—	—	—
Manufactured homes	—	—	(12)	(12)	—
Other consumer	(48)	(52)	(31)	(18)	(42)
Commercial business	(620)	—	—	—	(29)
Total charge-offs	(690)	(52)	(50)	(143)	(472)
Recoveries:
One-to-four family	63	6	1	—	47
Home equity	46	10	44	33	78
Commercial and multifamily	—	—	—	1	—
Construction and land	—	—	—	—	18
Manufactured homes	2	—	—	8	8
Other consumer	14	24	12	20	53
Commercial business	—	3	1	—	—
Total recoveries	125	43	58	62	204
Net (charge-offs) recoveries	(565)	(9)	8	(81)	(268)
(Recapture from)/Provision charged to operations	925	(125)	525	500	454
Balance at end of period	$6,000	$5,640	$5,774	$5,241	$4,822
Net (charge-offs) recoveries during the period as a percentage of average loans outstanding during the period	(0.08)%	—%	—%	(0.02)%	(0.06)%
Net (charge-offs) recoveries during the period as a percentage of average nonperforming assets	(16.24)%	(0.17)%	0.30%	(2.12)%	(6.27)%
Allowance as a percentage of nonperforming loans	208.04%	121.11%	216.50%	229.57%	143.98%
Allowance as a percentage of total loans (end of period)	0.98%	0.91%	0.93%	0.96%	0.96%
Economic conditions in our markets, and the U.S. as a whole, were negatively impacted by the restrictions imposed on businesses as a result of the COVID-19 pandemic. Recent trends in housing prices and unemployment rates in our market areas reflect the continuing impact of these restrictions. Although unemployment in our market area was generally lower than the national average in 2020 and home prices increased in 2020 compared to 2019, we continue to carefully monitor our loan portfolio for possible deterioration due to the pandemic.
The allowance for loan losses as a percentage of nonperforming loans was 208.04% and 121.11% at December 31, 2020 and 2019, respectively. The provision for loan losses totaled $925,000 for the year ended December 31, 2020, compared to a recapture from the allowance for loan losses of $125,000 for the year ended December 31, 2019. Net charge-offs were $565,000 for the year ended December 31, 2020, compared to net charge-offs of $9,000 for the year ended December 31, 2019. The increase in 2020 charge-offs was primarily related to one commercial borrower who was forced into bankruptcy after a tragic vehicle accident. Our line of credit with this borrower was approved in July 2019 for $975,000, secured by business assets, including 19 vehicles, and fully advanced at the time of bankruptcy. Because the vehicles were specialized for offering land and sea tours, their value was depressed due to the pandemic. As a result, our liquidation of the collateral resulted in a loss of $514,000.
The distribution of our allowance for losses on loans at the dates indicated is summarized as follows (dollars in thousands):

	December 31,
	2020		2019		2018		2017		2016
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Allocated at end of period to:
One-to-four family	$1,063	21.2%	$1,120	24.0%	$1,314	27.3%	$1,436	28.5%	$1,542	30.3%
Home equity	147	2.6	178	3.8	202	4.4	293	5.2	378	5.5
Commercial and multifamily	2,370	43.2	1,696	42.0	1,638	40.6	1,250	38.4	1,144	36.1
Construction and land	578	10.2	492	12.2	431	10.6	378	11.2	459	14.1
Manufactured homes	529	3.4	480	3.3	427	3.2	355	3.1	168	3.1
Floating homes	328	6.6	283	7.1	265	6.6	169	5.3	132	4.8
Other consumer	288	2.4	112	1.3	112	1.1	80	0.9	112	0.8
Commercial business	291	10.4	331	6.3	356	6.2	372	7.4	175	5.3
Unallocated	406	—	948	—	1,029	—	908	—	712	—
Total	$6,000	100.0%	$5,640	100.0%	$5,774	100.0%	$5,241	100.0%	$4,822	100.0%
Investment Activities
State chartered commercial banks have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured commercial banks and savings banks, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, state commercial banks may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that the institution is otherwise authorized to make directly. See "—How We Are Regulated—Sound Community Bank" for a discussion of additional restrictions on our investment activities.
Our CEO and Chief Financial Officer ("CFO") have the responsibility for the management of our investment portfolio, subject to the direction and guidance of the Board of Directors. These officers consider various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.
The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest-rate risk. Our investment quality emphasizes safer investments with the yield on those investments secondary to not taking unnecessary risk with the available funds. See "Quantitative and Qualitative Disclosures About Market Risk" contained in Item 7A. of this report on Form 10-K for additional information about our interest-rate risk management.

At December 31, 2020, we owned $877,000 of stock issued by the FHLB of Des Moines. As a condition of membership in the FHLB of Des Moines, we are required to purchase and hold a certain amount of FHLB stock.
The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2020, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital. All of our investment securities, other than FHLB stock, are currently categorized as available for sale. See "Note 4—Investments" in the Notes to Consolidated Financial Statements contained in "Part II. Item 8. Financial Statements and Supplementary Data of this report on Form 10-K for additional information on our investments.

	December 31,
	2020		2019		2018
Investments	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Municipal bonds	$5,209	$5,413	$3,197	$3,370	$3,218	$3,317
Agency mortgage-backed securities	4,706	4,805	5,888	5,936	1,594	1,640
Total available-for-sale securities	9,915	10,218	9,085	9,306	4,812	4,957
FHLB stock	877	877	1,160	1,160	4,134	4,134
Total investments	$10,792	$11,095	$10,245	$10,466	$8,946	$9,091
We review investment securities on an ongoing basis for the presence of OTTI, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI loss. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected.
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
During the year ended December 31, 2020, we did not recognize any non-cash OTTI charges on our investment securities. At that date, there were six agency securities that had unrealized losses, although management determined the decline in value was not related to specific credit deterioration. We do not intend to sell these securities and it is more likely than not that we will not be required to sell any securities before anticipated recovery of the remaining amortized cost basis. We closely monitor our investment securities for changes in credit risk. The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them. If market conditions deteriorate and we determine our holdings of these or other investment securities have OTTI losses, our future earnings, stockholders' equity, regulatory capital and continuing operations could be materially adversely affected.
Sources of Funds
General.  Our sources of funds are primarily deposits (including deposits from public entities), borrowings, payments of principal and interest on loans and investments and funds provided from operations.
Deposits.  We offer a variety of deposit accounts to both consumers and businesses with a wide range of interest rates and terms. Our deposits consist of savings accounts, money market deposit accounts, NOW accounts, demand accounts and certificates of deposit. We solicit deposits primarily in our market area; however, at December 31, 2020, approximately 4.0% of our deposits were from persons outside the State of Washington. At December 31, 2020, core deposits, which we define as our non-time deposit accounts and time deposit accounts less than $250,000 (excluding brokered deposits and public funds), represented approximately 89.3% of total deposits, compared to 79.7% and 84.7% at December 31, 2019 and 2018, respectively. We primarily rely on competitive pricing policies, marketing and client service to attract and retain these deposits and we expect to continue these practices in the future.

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
The following table sets forth our deposit flows during the periods indicated (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Opening balance	$616,718	$553,601	$514,400
Net deposits	124,259	56,252	35,362
Interest credited	7,004	6,865	3,839
Ending balance	$747,981	$616,718	$553,601
Net increase	$131,263	$63,117	$39,201
Percent increase	21.3%	11.4%	7.6%
The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by us at the dates indicated (dollars in thousands):

	December 31,
	2020		2019		2018
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
Noninterest-bearing demand	$129,299	17.3%	$94,973	15.4%	$93,823	17.0%
Interest-bearing demand	230,492	30.8	159,774	25.8	164,919	29.8
Savings	83,778	11.2	57,936	9.4	54,102	9.8
Money market	65,748	8.8	50,337	8.2	46,689	8.4
Escrow	3,191	0.4	2,311	0.4	2,243	0.4
Total non-maturity deposits	512,508	68.5	365,331	59.2	361,776	65.4
Certificates of deposit:
1.99% or below	98,042	13.1	60,747	9.9	118,478	21.4
2.00 - 3.99%	137,431	18.4	190,640	30.9	73,347	13.2
Total certificates of deposit	235,473	31.5	251,387	40.8	191,825	34.6
Total deposits	$747,981	100.0%	$616,718	100.0%	$553,601	100.0%
Noninterest-bearing demand accounts increased $34.3 million, or 36.1%, in 2020 compared to 2019. Certificates of deposits decreased $15.9 million, or 6.3%, in 2020 compared to 2019. The increase in total deposits over the past year was the result of developing relationships with PPP borrowers who were not previously clients, adding new consumer clients, and expanding relationships with existing clients, as well as reduced withdrawals, reflecting changes in customer spending habits due to the COVID-19 pandemic.
We are a public funds depository and at December 31, 2020, we had $44.2 million in public funds compared to $39.1 million at December 31, 2019. These funds consisted of $44.0 million in certificates of deposit, $100,000 in money market accounts and $60,000 in checking accounts at December 31, 2020. These accounts must be 50% collateralized if the amount on deposit exceeds FDIC insurance of $250,000. We use letters of credit from the FHLB of Des Moines as collateral for these funds. The Company had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $21.6 million and $19.1 million at December 31, 2020 and 2019, respectively, to secure public deposits.

The following table shows rate and maturity information for our certificates of deposit at December 31, 2020 (dollars in thousands):

	0.00-1.99%	2.00-3.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:
March 31, 2021	$10,634	$49,795	$60,429	25.6%
June 30, 2021	18,801	36,304	55,105	23.4
September 30, 2021	25,506	22,208	47,714	20.3
December 31, 2021	14,274	2,830	17,104	7.3
March 31, 2022	6,787	216	7,003	3.0
June 30, 2022	4,189	551	4,740	2.0
September 30, 2022	3,608	46	3,654	1.6
December 31, 2022	9,590	3,150	12,740	5.4
March 31, 2023	748	6,554	7,302	3.1
June 30, 2023	129	8,726	8,855	3.8
September 30, 2023	30	3,954	3,984	1.7
December 31, 2023	82	262	344	0.1
Thereafter	3,664	2,835	6,499	2.7
Total	$98,042	$137,431	$235,473	100.0%
Percent of total	41.6%	58.4%	100.0%
The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity at December 31, 2020 (in thousands):

	Maturity
	3 months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
Certificates of deposit less than $100,000	$39,947	$39,148	$46,237	$33,528	$158,860
Certificates of deposit of $100,000 or more	20,482	15,957	18,581	21,593	76,613
Total certificates of deposit	$60,429	$55,105	$64,818	$55,121	$235,473
Borrowings.  Although deposits are our primary source of funds, we may utilize borrowings as a cost-effective source of funds when they can be invested at a positive interest-rate spread, for additional capacity to fund loan demand, or to meet our asset/liability management goals. See "Note 10—Borrowings, FHLB Stock and Subordinated Notes" in the Notes to Consolidated Financial Statements contained in "Part II. Item 8. Financial Statements and Supplementary Data" of this report on Form 10-K.
We are a member of and obtain advances from the FHLB of Des Moines, which is part of the Federal Home Loan Bank System. The eleven regional FHLBs provide a central credit facility for their member institutions. These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing. We have entered into a loan agreement with the FHLB of Des Moines pursuant to which Sound Community Bank may borrow up to approximately 45% of total assets, secured by a blanket pledge on a portion of our residential mortgage portfolio, including one-to-four family loans, commercial and multifamily real estate loans and home equity loans. Based on eligible collateral, the total amount available under this agreement at December 31, 2020 was $213.7 million. At the same date, we had no outstanding FHLB advances. We had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $21.6 million at December 31, 2020. We plan to rely in part on FHLB advances to fund asset and loan growth. We also use short-term advances to meet short term liquidity needs. We are required to own stock in the FHLB of Des Moines, the amount of which varies based on the amount of our advances activity.
From time to time, we also may borrow from the Federal Reserve Bank of San Francisco's "discount window" for overnight liquidity needs. The Company participates in the Federal Reserve's Borrower-in-Custody program, which gives the Company access to the discount window, and beginning in 2020, the Paycheck Protection Program Liquidity Facility (“PPPLF”). The

terms of both programs call for a pledge of specific assets. The Company pledges commercial and consumer loans as collateral for its Borrower-in-Custody line of credit and PPP loans for the PPPLF. The Company had unused borrowing capacity of $23.6 million and $41.7 million under the Borrower-in-Custody program at December 31, 2020 and 2019, respectively. The PPPLF had $43.3 million unused borrowing capacity at December 31, 2020. The Company had no outstanding borrowings with the Federal Reserve programs at December 31, 2020 and 2019.
The Company completed a private placement of $12.0 million in aggregate principal of 5.25% Fixed-to-Floating Rate Subordinated Notes (the "subordinated notes") due 2030 resulting in net proceeds, after placement fees and offering expenses, of approximately $11.6 million during the quarter ended September 30, 2020. The subordinated notes have a stated maturity of October 1, 2030 and bear interest at a fixed rate of 5.25% per year until October 1, 2025. From October 1, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term secured overnight financing rate (“SOFR”), plus 513 basis points. As provided in the subordinated notes, the interest rate on the subordinated notes during the applicable floating rate period may be determined based on a rate other than three-month term SOFR. Prior to October 1, 2025, the Company may redeem the subordinated notes, in whole but not in part, only under certain limited circumstances set forth in the subordinated notes. On or after October 1, 2025, the Company may redeem the subordinated notes, in whole or in part, at its option, on any interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the subordinated notes being redeemed, together with any accrued and unpaid interest on the subordinated notes being redeemed to but excluding the date of redemption.
The following table sets forth the maximum balance and average balance of borrowings and subordinated notes for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Maximum balance:
FHLB advances	$10,100	$72,750	$99,500
Federal Reserve borrowings	72,341	—	—
Subordinated notes	11,676	—	—
Average balance:
FHLB advances	$7,141	$24,406	$69,900
Federal Reserve borrowings	9,469	—	—
Subordinated notes	3,345	—	—
Weighted average interest rate:
FHLB advances	3.10%	3.05%	2.18%
Federal Reserve borrowings	0.36	—	—
Subordinated notes	5.70	—	—
The following table sets forth certain information about our borrowings at the dates indicated (dollars in thousands):

	December 31, 2020
	2020	2019	2018
Outstanding balance:
FHLB advances	$—	$7,500	$84,000
Federal Reserve borrowings	—	—	—
Subordinated notes	11,592	—	—
Interest rate:
FHLB advances	—%	3.10%	2.72%
Federal Reserve borrowings	—	—	—
Subordinated notes	5.70	—	—
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
We attract our deposits through our branch offices and web site. Competition for those deposits is principally from savings banks, commercial banks and credit unions, as well as mutual funds, FinTech companies and other alternative investments. We compete for these deposits by offering superior service, online and mobile access and a variety of deposit accounts at competitive rates. Based on the most recent data provided by the FDIC, there are approximately 49 other commercial banks and savings banks operating in the Seattle MSA, which includes King, Snohomish and Pierce Counties. Based on the most recent branch deposit data provided by the FDIC, our share of deposits in the Seattle MSA is approximately 0.19%. The five largest financial institutions in that area have 71.7% of those deposits. In Clallam County, there are ten other commercial banks and savings banks. Our share of deposits in Clallam County was the second highest in the county at approximately 17.0%, with the five largest institutions in that county having 76.1% of the deposits. In Jefferson County there are seven other commercial banks and savings banks. Our share of deposits in Jefferson County is approximately 7.6%, while the five largest institutions in that county have 82.5% of those deposits.
How We Are Regulated

General. Sound Community Bank is a Washington state-chartered commercial bank. The regulators of Sound Community Bank as a commercial bank are the WDFI and the FDIC. The Federal Reserve is the primary federal regulator for Sound Financial Bancorp. A brief description of certain laws and regulations that are applicable to Sound Financial Bancorp and Sound Community Bank is set forth below. This description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations. Legislation is introduced from time to time in the U.S. Congress or the Washington State Legislature that may affect the operations of Sound Financial Bancorp and Sound Community Bank. In addition, the regulations governing us may be amended from time to time. Any such legislation or regulatory changes in the future could adversely affect our operations and financial condition.
The WDFI and FDIC have extensive enforcement authority over Sound Community Bank. The Federal Reserve and the WDFI have the same type of authority over Sound Financial Bancorp. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist orders and removal orders and initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the regulators.
Regulation of Sound Community Bank
General. Sound Community Bank, as a state-chartered commercial bank, is subject to applicable provisions of Washington law and to regulations and examinations of the WDFI. As an insured institution, it also is subject to examination and regulation by the FDIC, which insures the deposits of Sound Community Bank to the maximum permitted by law. During state or federal regulatory examinations, the examiners may require Sound Community Bank to provide for higher general or specific loan loss reserves, which can impact our capital and earnings. This regulation of Sound Community Bank is intended for the protection of depositors and the Deposit Insurance Fund ("DIF") of the FDIC and not for the purpose of protecting stockholders of Sound Community Bank or Sound Financial Bancorp. Sound Community Bank is required to maintain minimum levels of regulatory capital and is subject to certain limitations on the payment of dividends to Sound Financial Bancorp. See “—Capital Rules” and “—Limitations on Dividends and Stock Repurchases.”

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
The FDIC has adopted regulatory guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and information systems, audit systems, interest-rate risk exposure and compensation and other benefits. If the FDIC determines that Sound Community Bank fails to meet any standard prescribed by these guidelines, it may require Sound Community Bank to submit an acceptable plan to achieve compliance with the standard. Among these safety and soundness standards are FDIC regulations that require Sound Community Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans. These standards, which must be consistent with safe and sound banking practices, establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. Sound Community Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions. Sound Community Bank’s Board of Directors is required to review and approve Sound Community Bank’s standards at least annually. The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans. Under the guidelines, the aggregate level of all loans in excess of the supervisory loan-to-value ratios should not exceed an aggregate limit of 100% of total capital, and within the aggregate limit, the total of all loans for commercial, agricultural, multifamily or other non-one-to-four family residential properties should not exceed 30% of total capital.
Loans in excess of the supervisory loan-to-value ratio limitations must be identified in Sound Community Bank’s records and reported at least quarterly to Sound Community Bank’s Board of Directors. Sound Community Bank is in compliance with the records and reporting requirements. At December 31, 2020, Sound Community Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were $11.8 million and were within the aggregate limits set forth in the preceding paragraph.
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
The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution applied to its deposit base, which is their average consolidated total assets minus its Tier 1 capital. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. For the fiscal year ended December 31, 2020, the Bank paid $59,000 in FDIC premiums. The FDIC has authority to increase insurance assessments, and any significant increases would have an adverse effect on the operating expenses and results of operations of the Company. Management cannot predict what assessment rates will be in the future. In a banking industry emergency, the FDIC may also impose a special assessment.

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

Stronger institutions pay lower rates, while riskier institutions pay higher rates. Assessments are applied to an institution's assessment base, which is its average consolidated total assets minus average tangible equity. The FDIC has authority to increase insurance assessments, and any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what assessment rates will be in the future.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to take enforcement actions against banks and savings associations. Management is not aware of any existing circumstances which would result in termination of the Bank's deposit insurance.
A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

Transactions with Related Parties. Transactions between Sound Community Bank and its affiliates are required to be on terms as favorable to Sound Community Bank as transactions with non-affiliates, and certain of these transactions, such as loans to an affiliate, are restricted to a percentage of Sound Community Bank’s capital and require eligible collateral in specified amounts. In addition, the Bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or purchase or invest in the securities of affiliates. Sound Financial Bancorp is an affiliate of Sound Community Bank.

Capital Rules. Sound Community Bank and Sound Financial Bancorp are required to maintain specified levels of regulatory capital under regulations of the FDIC and Federal Reserve, respectively. In September 2019, the regulatory agencies, including the FDIC and Federal Reserve adopted a final rule, effective January 1, 2020, creating a community bank leverage ratio ("CBLR") for institutions with total consolidated assets of less than $10 billion, and that meet other qualifying criteria related to off-balance sheet exposures and trading assets and liabilities. The CBLR provides for a simple measure of capital adequacy for qualifying institutions. Management has elected to use the CBLR framework for the Bank and Company.

The CBLR is calculated as Tier 1 Capital to average consolidated assets as reported on an institution's regulatory reports. Tier 1 Capital, for the Company and the Bank, generally consists of common stock plus related surplus and retained earnings, adjusted for goodwill and other intangible assets and accumulated other comprehensive amounts (“AOCI”) related amounts. Qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the "well-capitalized" ratio requirements. In April 2020, as directed by Section 4012 of the CARES Act, the regulatory agencies introduced temporary changes to the CBLR. These changes, which subsequently were adopted as a final rule, temporarily reduce the CBLR requirement to 8% through the end of 2020. Beginning in 2021, the CBLR requirement will increase to 8.5% for the calendar year, before returning to 9% in 2022. A qualifying institution utilizing the CBLR framework whose leverage ratio does not fall more than one percent below the required percentage is allowed a two-quarter grace period in which to increase its leverage ratio back above the required percentage. During the grace period, a qualifying institution will still be considered well capitalized so long as its leverage ratio does not fall more than one percent below the required percentage. If an institution either fails to meet all the qualifying criteria within the grace period or has a leverage ratio that falls more than one percent below the required percentage, it becomes ineligible to use the CBLR framework and must instead comply with generally applicable capital rules, sometimes referred to as Basel III rules.

At December 31, 2020, the Bank’s CBLR was 10.4%. Management monitors the Bank's capital levels to provide for current and future business opportunities and to maintain Sound Community Bank’s “well-capitalized” status. At December 31, 2020, Sound Community Bank was considered “well-capitalized” under applicable banking regulations.

See "Note 16—Capital" in Notes to Consolidated Financial Statements in "Part II. Item 8. Financial Statements and Supplementary Data" and "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for additional regulatory capital information.

The FASB has adopted a new accounting standard for accounting principles generally accepted in the U.S. ("U.S. GAAP") that are effective for the Company and Bank beginning January 1, 2023. This standard, referred to as Current Expected Credit Loss ("CECL"), requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital.

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
Community Reinvestment and Consumer Protection Laws. In connection with its lending and other activities, Sound Community Bank is subject to a number of federal and state laws designed to protect clients and promote lending to various sectors of the economy and population. These include, among others, the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Community Reinvestment Act (“CRA”). Among other things, these laws:
•require lenders to disclose credit terms in meaningful and consistent ways;
•prohibit discrimination against an applicant in a credit transaction;
•prohibit discrimination in housing-related lending activities;
•require certain lenders to collect and report applicant and borrower data regarding home loans;
•require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;
•prohibit certain lending practices and limit escrow account amounts with respect to real estate loan transactions;
•require financial institutions to implement identity theft prevention programs and measures to protect the confidentiality of consumer financial information; and
•prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

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
In addition, federal and state regulations limit the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.
The CRA requires the appropriate federal banking agency to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low- and moderate-income neighborhoods. The FDIC examines Sound Community Bank for compliance with its CRA obligations. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance” and the appropriate federal banking agency is to take this rating into account in the evaluation of certain applications of the institution, such as an application relating to a merger or the establishment of a branch. An unsatisfactory rating may be the basis for the denial of such an application. The CRA also requires that all institutions make public disclosures of their CRA ratings. Sound Community Bank received a “satisfactory” rating in its most recent CRA evaluation. Under the law of the state of Washington, Sound Community Bank has a similar obligation to meet the credit needs of the communities it serves, and is subject to examination by the WDFI for this purpose, including assignment of a rating. An unsatisfactory rating may be the basis for denial of certain applications by the WDFI. Sound Community Bank received a “satisfactory” rating from the WDFI in its most recent WDFI CRA evaluation.

Bank Secrecy Act / Anti-Money Laundering Laws. Sound Community Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. These laws and regulations require Sound Community Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their clients. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing mergers and acquisitions. Sound Community Bank has adopted policies, procedures and controls in order to comply with the USA PATRIOT Act.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. At December 31, 2020, Sound Community Bank was in compliance with the reserve requirements.

The Bank is authorized to borrow from the Federal Reserve Bank of San Francisco's "discount window." An eligible institution need not exhaust other sources of funds before going to the discount window, nor are there restrictions on the purposes for which the institution can use primary credit. Beginning in 2020 in response to the pandemic, the Federal Reserve instituted the

Paycheck Protection Program Liquidity Facility (“PPPLF”). At December 31, 2020, the Bank had no outstanding borrowings under either program from the Federal Reserve.

Federal Home Loan Bank System. Sound Community Bank is a member of one of the 11 regional FHLBs, each of which serves as a reserve, or central bank, for its members within its assigned region and is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. The FHLBs make loans to members in accordance with policies and procedures, established by the Boards of Directors of the FHLBs, which are subject to the oversight of the Federal Housing Finance Board. All borrowings from the FHLBs are required to be fully secured by sufficient collateral as determined by the FHLBs. In addition, all long-term borrowings are required to provide funds for residential home financing. Sound Community Bank had no outstanding borrowings with the FHLB of Des Moines and an available line of credit of $21.6 million at December 31, 2020. We plan to rely in part on FHLB advances to fund asset and loan growth. We also use short-term funding available on our line of credit with the FHLB of Des Moines.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines based on the Bank's asset size and level of borrowings from the FHLB of Des Moines. At December 31, 2020, the Bank owned $877,000 in FHLB of Des Moines stock, which was in compliance with this requirement. The FHLB of Des Moines pays dividends quarterly, and the Bank received $46,000 in dividends from the FHLB of Des Moines during the year ended December 31, 2020.

The FHLBs continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on borrowings targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of dividends paid by the FHLB of Des Moines and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank’s FHLB of Des Moines stock may result in a decrease in net income and possibly capital.
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
Permissible Activities. Under the Bank Holding Company Act, the Federal Reserve may approve the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. The Bank Holding Company Act prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. A bank holding company that meets certain supervisory and financial standards and elects to be designated as a financial holding company may also engage in certain securities, insurance and merchant banking activities and other activities determined to be financial in nature or incidental to financial activities. Sound Community Bank has not elected to be designated as a financial holding company.
The Federal Reserve must approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank, and may approve an acquisition located in a state other than the holding company's home state, without regard to whether the transaction is prohibited by the laws of any state, but may not approve the acquisition of a bank that has not been in existence for the minimum time period, not exceeding five years, specified by the law of the host state, or an application where the applicant controls or would control more than 10% of the insured deposits in the U.S. or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state that may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the federal law. The Federal

Reserve also takes into consideration the CRA performance of a bank when evaluating acquisition proposals involving the bank’s holding company.
Capital. Consolidated regulatory capital requirements identical to those applicable to subsidiary banks generally apply to bank holding companies. However, the Federal Reserve Board has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, and bank holding companies with less than $3.0 billion of consolidated assets are not subject to the consolidated holding company capital requirements unless otherwise directed by the Federal Reserve.
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
The amount of dividends actually paid during any one period will be strongly affected by Sound Community Bank’s policy of maintaining a strong capital position. Federal law further provides that without prior approval, no insured depository institution may pay a cash dividend if it would cause the institution to be less than adequately capitalized as defined in the prompt corrective action regulations. Moreover, the FDIC has the general authority to limit the dividends paid by insured banks if such payments are deemed to constitute an unsafe and unsound practice. In addition, dividends may not be declared or paid if Sound Community Bank is in default in payment of any assessment due the FDIC.
Recent Regulatory Reform
In response to the COVID-19 pandemic, the U.S. Congress, through the enactment of the CARES Act, and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to provide national emergency economic relief measures including, among others, the following:
•The CARES Act allows banks to elect to suspend requirements under U.S. GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due at December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. The suspension of U.S. GAAP is applicable for the entire term of the modification. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 by providing that short-term modifications made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification is implemented, is not a TDR. Sound Community Bank is applying this guidance to qualifying COVID-19 modifications. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Response” for further information about the COVID-19 modifications completed by the Bank.
•The CARES Act amended the SBA's lending program, the PPP, to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during COVID-19. The loans are provided through participating financial institutions, such as the Bank, that process loan applications and service the loans and are eligible for SBA repayment and loan forgiveness if the borrower meets the PPP conditions. The application period for a SBA PPP loan closed on August 8, 2020. The SBA began approving PPP forgiveness applications and remitting forgiveness payments to PPP lenders on October 2, 2020. The CAA, 2021 which was signed into law on December 27, 2020, renews and extends the PPP until March 31, 2021. As a result, as a participating lender, the Bank began originating PPP loans again in January 2021 and will continue to monitor legislative, regulatory, and supervisory developments related to the PPP.
•Pursuant to the CARES Act, the federal banking agencies authorities adopted an interim rule, effective until the earlier of the termination of the coronavirus emergency declaration by the President and December 31, 2020, to (i) reduce the minimum CBLR Ratio from 9% to 8% percent and (ii) give community banks a two-quarter grace period to satisfy such ratio if such ratio falls out of compliance by no more than 1%.

As the on-going COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, life cycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that the U.S. Congress will enact supplementary COVID-19 response legislation. The Company continues to assess the impact of the CARES Act and other statues, regulations and supervisory guidance related to the COVID-19 pandemic. For additional information regarding actions taken by regulatory agencies to provide relief to consumers who have been adversely impacted by the COVID-19 pandemic, see the discussion below under "Item 1A. Risk Factors—Risks Related to our Business."
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
Intercompany Dividends-Received Deduction. Sound Financial Bancorp has elected to file a consolidated return with Sound Community Bank. Therefore, any dividends Sound Financial Bancorp receives from Sound Community Bank will not be included as income to Sound Financial Bancorp.

State Taxation
We are subject to a business and occupation tax imposed under Washington state law at the rate of 1.5% of gross receipts, as well as personal property and sales tax. Interest received and servicing income both on loans secured by mortgages or deeds of trust on residential properties and certain investment securities are exempt from business and occupation tax.
Employees and Human Capital
At December 31, 2020, we had a total of 110 full-time employees and 10 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.
To facilitate talent attraction and retention, we strive to make Sound Community Bank an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by market-based compensation, benefits, health and welfare programs. At December 31, 2020, approximately 63% of our workforce was female and 37% male, and our average tenure was 4.92 years, an increase of 2.3% from an average tenure of 4.81 years at December 31, 2019. As part of our compensation philosophy, we offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. In addition to strong base wages, additional programs include quarterly or annual bonus opportunities, a Company-augmented Employee Stock Ownership Plan ("ESOP"), a Company-matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, and employee assistance programs including help with student loans and educational opportunities.
The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety, and wellness of our employees. In support of our commitment, we expanded our gym reimbursement to include all physical and mental wellness activities. We provide our employees and their families with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant operating environment changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having the vast majority of our back-office employees work from home, while implementing additional safety measures for employees continuing critical on-site work. In addition, we provided frontline staff with additional compensation for their role working with the public.
A core value of our talent management approach is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and commitment in our employee base which in turn grows our business, our products, and our customers, while adding new employees and external ideas supports a continuous improvement mindset. We believe that our average tenure of nearly five years reflects the engagement of our employees in this talent management philosophy.
Executive Officers of Sound Financial Bancorp and Sound Community Bank
Officers are elected annually to serve for a one year term. There are no arrangements or understandings between the officers and any other person pursuant to which he or she was or is to be selected as an officer.
Laura Lee Stewart.  Ms. Stewart, age 72, is currently President, Chief Executive Officer and Interim Chief Financial Officer of Sound Community Bank and Sound Financial Bancorp. Prior to joining Sound Community Bank as its President in 1989, when it was a credit union, Ms. Stewart was Senior Vice President/Retail Banking at Great Western Bank. Ms. Stewart was selected as an inaugural member of the FDIC Community Bank Advisory Board and completed her term in 2011. In 2011, Ms. Stewart was appointed to the inaugural Consumer Financial Protection Bureau board and completed her term in 2013. She also served as Chair of the American Bankers Association’s ("ABA") Government Relations Council and is the past Chair of the Washington Bankers Association. The American Banker magazine honored her as one of the top 25 Women to Watch in banking in 2011, 2015, 2016, 2017, 2018 and as one of the most powerful women in Banking in 2019 and 2020. In 2016, Ms. Stewart was recognized as a Women of Influence by the Puget Sound Business Journal. In 2018, she was named Community Banker of the year by American Banker. Ms. Stewart also served as Chair of the National Arthritis Foundation’s board of directors as well as serving as the Past Chair of the board of directors of Woodland Park Zoo. In October 2019, Ms. Stewart was elected Chair of the ABA. Her many years of service in all areas of the financial institution operations and duties as President and Chief Executive Officer of Sound Financial Bancorp and Sound Community Bank bring a special knowledge of the financial, economic and regulatory challenges we face, and she is well suited to educating the Board on these matters.
Charles Turner. Mr.Turner, age 60, was appointed Senior Vice President and Chief Credit Officer of Sound Community Bank in June 2020 and promoted to Executive Vice President and Chief Credit Officer in January 2021. Mr. Turner is responsible for management of the Bank’s Lending and Credit Administration functions, and is a member of the Bank’s Loan Committee. Mr. Turner, who has 40 years of community banking experience, began his career as a teller and first became a chief credit officer in 2002. Prior to joining Sound Community Bank, Mr. Turner was the Chief Credit Officer with Liberty Bay Bank in Poulsbo,

WA, from 2011 until June 2020. During his career, Mr. Turner has also managed special assets, assisted a bank through receivership, spent years as a loan officer, a branch manager, and an accounting clerk. Mr. Turner is a graduate of the University of Washington and holds many years of community service with Chambers of Commerce, Rotary and other organizations.
Heidi Sexton. Ms. Sexton, age 45, was appointed Executive Vice President and Chief Operating Officer of Sound Community Bank during 2018. Ms. Sexton is responsible for identification and mitigation of risk through oversight of the Enterprise Risk management and Compliance Management functions. In addition, Ms. Sexton is responsible for Information Technology, Systems Support and Operations, Project Management and Policies and Procedures. Ms. Sexton joined Sound Community Bank in 2007 and previously served as the Vice President of Operations managing deposit, electronic, and lending operations. Ms. Sexton received a Bachelor's of Arts in Accounting from the University of Wisconsin-Eau Claire.  She currently holds a number of professional certifications including Certified Internal Auditor, Certified Regulatory Compliance Manager and is a graduate of the Washington Bankers Association’s Executive Development Program. Ms. Sexton is also a member of the CFPB Community Bank Advisory Counsel and ABA Compliance Administrative Committee. She serves on the Board of Financial Beginnings, a non-profit that provides youth to adult financial education programs at no cost.
Wesley Ochs. Mr. Ochs, age 42, currently serves as Executive Vice President and Chief Strategy Officer at Sound Community Bank. Mr. Ochs is responsible for developing, communicating, executing, and sustaining corporate strategic initiatives, and in November 2020, became responsible for the Bank's economic forecasting, strategic planning and asset liability management functions. Mr. Ochs began his career at Sound Community Bank in April 2009 as a Commercial Loan Officer, was promoted to Senior Vice President Credit Administration Manager in 2015, and to his current position in January 2020. Mr. Ochs received his Bachelor of Arts degree in Economics, Finance and Education from Eastern Washington University, his Master of Business Administration degree in Accounting from the University of Phoenix and is a graduate of the Washington Bankers Association’s Executive Development Program.
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
Risks Related to Our Macroeconomic Conditions
The COVID-19 pandemic has impacted the way we conduct business which may adversely impact our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The worldwide COVID-19 pandemic has caused major economic disruption and volatility in the financial markets both in the U.S. and globally. In our market areas, stay-at-home orders, social distancing and travel restrictions, and similar orders imposed across the U.S. to restrict the spread of COVID-19, resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and significant layoffs and furloughs. While the stay-at-home orders have terminated or been phased-out along with reopening of businesses in certain markets, most localities in which we operate still apply capacity restrictions and health and safety recommendations that encourage continued social distancing and working remotely, limiting the ability of businesses to return to pre-pandemic levels of activity.
The COVID-19 pandemic resulted in changes to our business operations during the current year and could continue to result in changes to operations in future periods. Currently, a majority of our employees are working remotely to enable us to continue to provide banking services to our customers. Heightened cybersecurity, information security and operational risks may result from these work-from-home arrangements. Depending on the severity and length of the COVID-19 pandemic, which is impossible to predict, we could experience significant disruptions in our business operations if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions resulting from the COVID-19 pandemic, as well as decreased demand for our products and services.
The COVID-19 pandemic has resulted in declines in demand for certain types of loans and has negatively impacted some of our business and consumer borrowers' ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address the economic consequences are unknown, including a continued low targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will continue to be adversely affected in the near term, if not longer.
There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the COVID-19 pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values.
Asset quality may deteriorate and the amount of our allowance for loan losses may not be sufficient for future loan losses we may experience. This could require us to increase our reserves and recognize more expense in future periods. The changes in market rates of interest and the impact that has on our ability to price our products may reduce our net interest income in the future or negatively impact the demand for our products. There is some risk that operational costs could continue to increase as we maintain existing facilities in accordance with health guidelines, while potentially incurring incremental costs to support staff who continue to work remotely.
The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.
A worsening of economic conditions in our market area could reduce demand for our products and services and result in increases in our level of nonperforming loans, which could adversely affect our operations, financial condition and earnings.
Substantially all our loans are to businesses and individuals in the state of Washington. Accordingly, local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans. Further, as a result of a high concentration of our customer base in the Puget Sound area and eastern Washington state regions, the deterioration of businesses in these areas, or one or more businesses with a large employee base in these areas, could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how changes in tariffs being imposed on international trade may also affect these businesses.
A deterioration in economic conditions in the markets we serve, in particular the Puget Sound area of Washington State, could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:
•demand for our products and services may decline;
•loan delinquencies, problem assets and foreclosures may increase;
•we may increase our allowance for loan losses;
•collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
•the amount of our low-cost or noninterest-bearing deposits may decrease.

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
Risks Related to Our Lending
Our loan portfolio includes loans with a higher risk of loss.
Our origination of commercial and multifamily real estate, construction and land, consumer and commercial business loans, typically present different risks to us than our one-to-four family residential loans for a number of reasons, including as follows:
•Construction and Land Loans. This type of lending is subject to the inherent difficulties in estimating both a property’s value at completion of a project and the estimated cost (including interest) of the project. The uncertainties inherent in estimating construction costs, as well as the market value of a completed project and the effects of governmental regulation on real property, make it difficult to evaluate accurately the total funds required to complete a project and the completed project's loan-to-value ratio. We may be required to advance funds beyond the amount originally committed to ensure completion of the project if our estimate of the value of construction cost proves to be inaccurate. We may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss if our appraisal of the value of a completed project proves to be overstated. Disagreements between borrowers and builders and the failure of builders to pay subcontractors may also jeopardize projects. This type of lending also typically involves higher loan principal amounts and may be concentrated with a small number of builders. A downturn in housing or the real estate market could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. In addition, during the term of some of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchaser's borrowing costs, thereby possibly reducing the homeowner's ability to finance the home upon completion or the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of managing our problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Loans on land under development or held for future construction also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to independently repay principal and interest.
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
•Commercial and Multifamily Real Estate Loans. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan. Repayment of these loans is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. If we foreclose on a commercial or multifamily real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential loans because there are fewer potential purchasers of the collateral.
•Commercial Business Loans.  Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. A borrower's cash flow may prove to be unpredictable, and collateral securing these loans may fluctuate in value. Most often, this collateral includes accounts receivable, inventory, equipment or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business.
•Consumer Loans.  Generally, we consider these loans to involve a different degree of risk compared to first mortgage loans on one-to-four family residential properties. As a result of our large portfolio of these loans, it may become necessary to increase the level of our provision for loan losses, which could decrease our profits. Consumer loans generally entail greater risk than do one-to-four family residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as floating homes, manufactured homes, automobiles and recreational vehicles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Manufactured homes are a riskier form of collateral, though this risk is reduced if the owner also owns the land on which the home is located, because they are costly and difficult to relocate when repossessed, and difficult to sell due to the diminishing number of manufactured home parks in the Puget Sound area. Additionally, a good portion of our manufactured home loan borrowers are first-time home buyers, who tend to be a higher credit risk than first-time home buyers of single family residences, due to more limited financial resources. As a result, these loans tend to have a higher probability of default, higher delinquency rates and greater servicing costs than other types of consumer loans. Our floating home, houseboat and house barge loans are typically located on cooperative or condominium moorages. The primary risk in floating home loans is the unique nature of the collateral and the challenges of relocating such collateral to a location other than where such housing is permitted. The process for securing the deed and/or the condominium or cooperative dock is also unique compared to other types of lending we participate in. As a result, these loans may have higher collateral recovery costs than for one-to-four family mortgage loans and other types of consumer loans.
•Loans originated under the SBA's PPP subject us to credit, forgiveness and guarantee risk. PPP loans are subject to the provisions of the CARES Act and CAA, 2021 and to complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the great majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations. We have credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced the loans, including any issue with the eligibility of a borrower to receive a PPP loan. We could face additional risks in our administrative capabilities to service our PPP loans and risk with respect to the determination of loan forgiveness, depending on the final procedures for determining loan forgiveness. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced a PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.
Our business may be adversely affected by credit risk associated with residential property and declining property values.
Our first-lien one-to-four family real estate loans are primarily made based on the repayment ability of the borrower and the collateral securing these loans. Home equity lines of credit generally entail greater risk than do one-to-four family residential mortgage loans where we are in the first-lien position. For those home equity lines secured by a second mortgage, it is less likely that we will be successful in recovering all of our loan proceeds in the event of default. Our foreclosure on these loans requires that the value of the property be sufficient to cover the repayment of the first mortgage loan, as well as the costs associated with foreclosure.
This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A downturn in the economy or the housing market in our market areas or a rapid increase in interest rates may reduce the value of the real estate collateral securing these types of loans and increase the risk that we would incur losses if borrowers default on their loans. Residential loans with high combined loan-to-value ratios generally will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which will in turn adversely affect our financial condition and results of operations. A majority of our residential loans are “non-conforming” because they are adjustable-rate mortgages which contain interest rate floors or do not satisfy credit or other requirements due to personal and financial reasons (i.e., divorce, bankruptcy, length of time employed, etc.), conforming loan limits (i.e., jumbo mortgages), and other requirements imposed by secondary market purchasers. Some of these borrowers have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy a need in our local market areas. As a result, subject to market conditions, we intend to continue to originate these types of loans.
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
Risks Related to Market and Interest Rate Changes
Fluctuating interest rates can adversely affect our profitability.
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
Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect the value of our assets and liabilities and ultimately affect our earnings. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, and in particular the Federal Reserve. We principally manage interest-rate risk by managing our volume and mix of our earning assets and funding liabilities. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect our ability to originate and/or sell loans and obtain deposits, the fair value of our financial assets and liabilities, which could negatively impact shareholders’ equity, and our ability to realize gains from the sale of such assets, and the ability of our borrowers to repay adjustable or variable rate loans. If the interest rates paid on deposits and borrowings increase at a faster rate than the interest received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments decline more rapidly than the interest rates paid on deposits and other borrowings. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially affected.
After steadily increasing the target federal funds rate in 2018 and 2017, the Federal Reserve in 2019 decreased the target federal funds rate by 75 basis points, and in response to the COVID-19 pandemic in March 2020, an additional 150 basis point decrease to a range of 0.0% to 0.25%. The Federal Reserve could make additional changes in interest rates during 2021 subject to economic conditions. If the Federal Reserve increases the targeted federal funds rates, overall interest rates will likely rise, which may negatively impact both the housing market by reducing refinancing activity and new home purchases and the U.S. economy. In addition, deflationary pressures, while possibly lowering our operational costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans which could negatively affect our financial performance. For further discussion of how changes in interest rates could impact us, see "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk," for additional information about our interest-rate risk management.
Changes in the valuation of our securities portfolio could hurt our profits and reduce our capital levels.
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for OTTI on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. Declines in market value could result in OTTI losses on these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. At December 31, 2020, we have no securities that are deemed impaired.
An increase in interest rates, change in the programs offered by Fannie Mae or our ability to qualify for its programs may reduce our mortgage revenues, which would negatively impact our noninterest income.
The sale of residential mortgage loans to Fannie Mae provides a significant portion of our non-interest income. Any future changes in its program, our eligibility to participate in such program, the criteria for loans to be accepted or laws that significantly affect the activity of Fannie Mae could, in turn, materially adversely affect our results of operations if we could not find other purchasers. Mortgage banking is generally considered a volatile source of income because it depends largely on the level of loan volume which, in turn, depends largely on prevailing market interest rates. In a rising or higher interest-rate environment, the demand for mortgage loans, particularly refinancing of existing mortgage loans, tends to fall and our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold. This would result in a decrease in mortgage revenues and a corresponding decrease in noninterest income. In addition, our results of operations are affected by the amount of noninterest expense associated with our loan sale activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations. In addition, although we sell loans to Fannie Mae or into the secondary market without recourse, we are required to give customary representations and warranties about the loans we sell. If we breach those representations and warranties, we may be required to repurchase the loans and we may incur a loss on the repurchase.
We may incur losses in the fair value of our mortgage servicing rights due to changes in prepayment rates.
Our mortgage servicing rights carry interest-rate risk because the total amount of servicing fees earned, as well as changes in fair market value, fluctuate based on expected loan prepayments (affecting the expected average life of a portfolio of residential mortgage servicing rights). The rate of prepayment of residential mortgage loans may be influenced by changing national and regional economic trends, such as recessions or stagnating real estate markets, as well as the difference between interest rates on existing residential mortgage loans relative to prevailing residential mortgage rates. During periods of declining interest rates, many residential borrowers refinance their mortgage loans. Changes in prepayment rates are therefore difficult for us to predict. The loan administration fee income (related to the residential mortgage loan servicing rights corresponding to a mortgage loan) decreases as mortgage loans are prepaid. Consequently, in the event of an increase in prepayment rates, we would expect the fair value of portfolios of residential mortgage loan servicing rights to decrease along with the amount of loan administration income received.
Risks Related to Cybersecurity, Data and Fraud
A failure in or breach of our security systems or infrastructure, including breaches resulting from cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.
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
To date, we have not incurred any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not suffer such attacks, breaches and losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats and our plans to continue to evolve our internet banking and mobile banking channel. As a result, the continued development and enhancement of our information security controls, processes and practices designed to protect customer information, our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for our management. As cyber threats continue to evolve, we may be required to expend significant additional resources to insure, modify or enhance our protective measures or to investigate and remediate important information security vulnerabilities or exposures; however, our measures may be insufficient to prevent all physical and electronic break-ins, denial of service and other cyber-attacks or security breaches.
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
As a bank, we are susceptible to fraudulent activity that may be committed against us or our customers, which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customer’s information, misappropriation of assets, privacy breaches against our customers, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Nationally, reported incidents of fraud and other financial crimes have increased. We have also experienced losses due to apparent fraud and other financial crimes. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.
Regulatory- and Accounting-Related Risks
We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that could increase our costs of operations.
The banking industry is extensively regulated. Federal banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company's shareholders. These regulations may sometimes impose significant limitations on our operations. Certain significant federal and state banking regulations to which we are subject are described in this report under the heading "Item 1. Business—How We Are Regulated." These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulation or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and adversely affect our profitability. In this regard, the U.S. Department of the Treasury's Financial Crimes Enforcement Network ("FinCEN"), published guidelines in 2014 for financial institutions servicing cannabis businesses that are legal under state law. These guidelines generally allow us to work with cannabis-related businesses that are operating in accordance with state laws and regulations, so long as we comply with required regulatory oversight of their accounts with us. In addition, legislation is currently pending in Congress that would allow banks and financial institutions to serve cannabis businesses in states where it is legal without any risk of federal prosecution. At December 31, 2020, approximately 1.3% of our total deposits and a portion of our service charges from deposits are from legal cannabis-related businesses. Any adverse change in this FinCEN guidance, any new regulations or legislation, any change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a negative impact on our non-interest income, as well as the cost of our operations, increasing our cost of regulatory compliance and of doing business and/or otherwise affect us, which may materially affect our profitability. Our failure to comply with laws, regulations or policies could result in civil or criminal sanctions and money penalties by state and federal agencies, and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.

Our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and we use estimates in determining the fair value of certain of our assets, which estimates may prove to be imprecise and result in significant changes in valuation.
A portion of our assets are carried on the balance sheet at fair value, including investment securities available for sale, mortgage servicing rights related to single-family loans, and single-family loans held for sale. Generally, for assets that are reported at fair value, we use quoted market prices or valuation models that use observable market data inputs to estimate their fair value. In certain cases, observable market prices and data may not be readily available, or their availability may be diminished due to market conditions. We use financial models to value certain of these assets. These models are complex and use asset-specific collateral data and market inputs for interest rates. Although we have processes and procedures in place governing valuation models and their review, such assumptions are complex, as we must make judgments about the effect of matters that are inherently uncertain. Different assumptions could result in significant changes in valuation, which in turn could affect earnings or result in significant changes in the dollar amount of assets reported on the balance sheet.
Risks Related to our Business and Industry Generally
We rely on other companies to provide key components of our business infrastructure.
We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent a service agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us. Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of our vendors’ performance, including aspects which they delegate to third parties.
Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR may adversely affect our results of operations.
We have certain loans and investment securities indexed to LIBOR to calculate the interest rate. The continued availability of the LIBOR index is not guaranteed after 2021. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate ("SOFR) and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR remains uncertain at this time. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and, to a lesser extent, securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated notes and trust preferred securities. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.
Ineffective liquidity management could adversely affect our financial results and condition.
Effective liquidity management is essential to our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. An inability to raise funds through deposits, borrowings, the sale of loans or investment securities and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and at times, borrowings from the FHLB of Des Moines and the Federal Reserve and certain other wholesale funding sources to fund our operations. Deposit flows and the prepayment of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and the competition for deposits and loans in the markets we serve. Further, changes to the FHLB of Des Moines's underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity. Although we have historically been able to replace maturing deposits and borrowings if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB of Des Moines, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. Additional factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our deposits and loans are concentrated, negative operating results, or adverse regulatory action against us. Any decline in available funding in amounts adequate to finance our activities or on terms which are acceptable could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations.
Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.
Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations, as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset-value reductions and operating process changes. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.
If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.
We maintain an enterprise risk management program that is designed to identify, quantify, monitor, report, and control the risks that we face. These risks include interest-rate, credit, liquidity, operations, reputation, compliance and litigation. We also maintain a compliance program to identify, measure, assess, and report on our adherence to applicable laws, policies and procedures. While we assess and improve these programs on an ongoing basis, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate all risk and limit losses in our business. As with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business, financial condition and results of operations could be materially adversely affected.
We are subject to certain risks in connection with our data management or aggregation.
We are reliant on our ability to manage data and our ability to aggregate data in an accurate and timely manner to ensure effective risk reporting and management. Our ability to manage and aggregate data may be limited by the effectiveness of our policies, programs, processes and practices that govern how data is acquired, validated, stored, protected and processed. While we continuously update our policies, programs, processes and practices, many of our data management and aggregation processes are manual and subject to human error or system failure. Failure to manage data effectively and to aggregate data in an accurate and timely manner may limit our ability to manage current and emerging risks, as well as to manage changing business needs.

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
The Company may not attract and retain skilled employees.
The Company's success depends, in large part, on its ability to attract and retain key people. Competition for the best people can be intense, and the Company spends considerable time and resources attracting and hiring qualified people for its operations. The unexpected loss of the services of one or more of the Company's key personnel could have a material adverse impact on the Company's business because of their skills, knowledge of the Company's market, and years of industry experience, as well as the difficulty of promptly finding qualified replacement personnel.
Our ability to pay dividends is subject to the ability of the Bank to make capital distributions to the Company.
Our long-term ability to pay dividends to our stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company, and also on the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends. Under certain circumstances, capital distributions from the Bank to the Company may be subject to regulatory approvals. See "Part I. Item 1. Business—How We Are Regulated—Regulation of Sound Community Bank—Capital Rules” and “—Regulation of Sound Financial Bancorp—Limitations on Dividends and Stock Repurchases" for additional information.

Item 1B.    Unresolved Staff Comments
Not applicable.

Item 2.    Properties
Six of our nine offices are leased. The operating leases contain renewal options and require us to pay property taxes and operating expenses for the properties. Our total rental expense for each of the years ended December 31, 2020 and 2019 was $1.2 million. The aggregate net book value of our land, buildings, leasehold improvements, furniture and equipment was $6.3 million at December 31, 2020. See also "Note 7—Premises and Equipment" in the Notes to Consolidated Financial Statements contained in "Part II. Item 8. Financial Statements and Supplementary Data" of this report on Form 10-K. In the opinion of management, the facilities are adequate and suitable for our current needs. We may open additional banking offices to better serve current clients and to attract new clients in subsequent years.
We maintain depositor and borrower client data on in-house servers, in the cloud and within a service bureau environment, utilizing a telecommunications network, portions of which are leased. Management has a disaster recovery plan in place with respect to the data processing system, as well as our operations as a whole.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of Sound Financial Bancorp is listed on The NASDAQ Capital Market under the symbol "SFBC." There were approximately 262 stockholders of record of our common stock at March 25, 2021.
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
Equity Compensation Plan Information
The equity compensation plan information presented in "Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Form 10-K is incorporated herein by reference.
Issuer Purchases of Equity Securities
On October 27, 2020, the Company announced that its Board of Directors authorized a stock repurchase program. Under this repurchase program, the Company may repurchase its outstanding shares in the open market in an amount up to $2.0 million, based on prevailing market prices, or in privately negotiated transactions, over a period beginning on October 28, 2020, continuing until the earlier of the completion of the repurchase or the next six months, depending upon market conditions. The Company’s Board of Directors also authorized management to enter into a trading plan with a registered broker-dealer in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate repurchases of its common stock pursuant to the above-mentioned stock repurchase program.
The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended December 31, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2020 - October 31, 2020	—	$—	—	$2,000,000
November 1, 2020 - November 30, 2020	2,342	29.36	2,342	1,931,000
December 1, 2020 - December 31, 2020	135	30.50	135	1,927,000
Total	2,477	$29.42	2,477	$1,927,000
(1) The Company may repurchase shares of its common stock from time-to-time in open market transactions. The timing, volume and price of purchases are made at our discretion, and are contingent upon our overall financial condition, as well as general market conditions.

Item 6.    Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
The following table sets forth certain information concerning the Company's consolidated financial position and results of operations at and for the dates indicated and have been derived from the audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data." (In thousands)

	December 31, 2020
	2020	2019	2018
Selected Financial Condition Data:
Total assets	$861,402	$719,853	$716,735
Total loans held for portfolio, net	607,363	614,247	613,769
Loans held-for-sale	11,604	1,063	1,172
Available-for-sale securities, at fair value	10,218	9,306	4,957
Bank-owned life insurance ("BOLI"), net	14,588	14,183	13,365
OREO and repossessed assets, net	594	575	575
FHLB stock, at cost	877	1,160	4,134
Total deposits	747,981	616,718	553,601
Borrowings	—	7,500	84,000
Subordinated notes, net	11,592	—	—
Stockholders' equity	$85,484	$77,726	$71,627

	Year Ended December 31,
	2020	2019	2018
Selected Operations Data:
Total interest income	$34,936	$34,581	$33,167
Total interest expense	7,450	7,617	5,360
Net interest income	27,486	26,964	27,807
Provision (recapture) for loan losses	925	(125)	525
Net interest income after provision (recapture) for loan losses	26,561	27,089	27,282
Service charges and fee income	1,905	1,954	1,876
Earnings on cash surrender value of BOLI	348	381	320
Mortgage servicing income	1,027	1,002	1,075
Fair value adjustment on mortgage servicing rights ("MSRs")	(1,857)	(760)	(513)
Net gain on sale of loans	6,022	1,449	1,038
Other income	—	—	490
Total noninterest income	7,445	4,026	4,286
Salaries and benefits	12,083	12,402	12,775
Operations expense	5,461	5,905	5,472
Occupancy expense	1,881	2,060	2,139
Net losses and expenses on OREO and repossessed assets	5	35	86
Other noninterest expense	3,248	2,383	2,351
Total noninterest expense	22,678	22,785	22,823
Income before provision for income taxes	11,328	8,330	8,745
Provision for income taxes	2,391	1,651	1,706
Net income	$8,937	$6,679	$7,039

	Year Ended December 31,
	2020	2019	2018
Selected Financial Ratios and Other Data:
Performance ratios:
Return on assets (ratio of net income to average total assets)	1.10%	0.95%	1.03%
Return on equity (ratio of net income to average equity)	10.94	8.90	10.24
Dividend payout ratio	23.19	21.47	19.42
Interest rate spread information:
Average during period	3.26	3.74	4.06
End of period	3.21	3.83	4.11
Net interest margin (1)	3.57	4.06	4.28
Noninterest income to total net revenue (2)	21.31	12.99	13.35
Noninterest expense to average total assets	2.79	3.23	3.34
Average interest-earning assets to average interest-bearing liabilities	132.57	128.25	125.94
Efficiency ratio (3)	64.90	73.52	71.12
Asset quality ratios:
Nonperforming assets to total assets at end of period	0.40%	0.73%	0.45%
Nonperforming loans to total loans	0.47	0.75	0.43
Allowance for loan losses to nonperforming loans	208.04	121.11	216.50
Allowance for loan losses to total loans	0.98	0.91	0.93
Net charge-offs to average loans outstanding	(0.08)	—	—
Capital ratios:
Equity to total assets at end of period	9.92%	10.80%	9.99%
Average equity to average assets	10.06%	10.64%	10.08%
Other data:
Number of full-service offices	8	8	8
(1)Net interest income divided by average interest earning assets.
(2)Noninterest income divided by the sum of noninterest income and net interest income.
(3)Noninterest expense divided by total revenue (net interest income and noninterest income).

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis reviews our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the Consolidated Financial Statements and footnotes thereto that appear in "Part II. Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The information contained in this section should be read in conjunction with these Consolidated Financial Statements and footnotes and the business and financial information provided in this Form 10-K.

Overview
Our principal business consists of attracting retail and commercial deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one-to-four family residences (including home equity loans and lines of credit), commercial and multifamily real estate, construction and land, and consumer and commercial business loans. Our commercial business loans include unsecured lines of credit and secured term loans and lines of credit secured by inventory, equipment and accounts receivable. We also offer a variety of secured and unsecured consumer loan products, including manufactured home loans, floating home loans, automobile loans, boat loans and recreational vehicle loans. As part of our business, we focus on residential mortgage loan originations, a portion of which we sell to Fannie Mae and other investors and the remainder of which we retain for our loan portfolio consistent with our asset/liability objectives. We sell loans which conform to the underwriting standards of Fannie Mae (“conforming”) in which we retain the servicing of the loan in order to maintain the direct customer relationship and to generate noninterest income. Residential loans which do not conform to the underwriting standards of Fannie Mae (“non-conforming”), are either held in our loan portfolio or sold with servicing released. We originate and retain a significant amount of commercial real estate loans, including those secured by owner-occupied and nonowner-occupied commercial real estate, multifamily property, mobile home parks and construction and land development loans.
We originated $321.3 million, $129.0 million and $112.5 million of one-to-four family residential mortgage loans during the years ended December 31, 2020, 2019 and 2018, respectively. During these same periods, we sold $258.2 million, $78.9 million and $50.0 million, respectively, of one-to-four family residential mortgage loans.
Our operating revenues are derived principally from earnings on interest-earning assets, service charges and fees, and gains on the sale of loans. Our primary sources of funds are deposits (both retail and brokered), FHLB advances, borrowings through the Federal Reserve, and payments received on loans and securities. We offer a variety of deposit accounts that provide a wide range of interest rates and terms, including savings, money market, NOW, interest-bearing and noninterest-bearing demand accounts, and certificates of deposit.
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
Our strategic plan targets consumers, small- and medium-size businesses, and professionals in our market area for loans and deposits. In pursuit of these goals and by managing the size of our loan portfolio, we focus on including a significant amount of commercial business and commercial and multifamily real estate loans in our portfolio. A significant portion of these loans have adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. Our commercial loan portfolio (commercial and multifamily real estate and commercial business loans) increased to $330.0 million or 53.6% of our loan portfolio at December 31, 2020, from $300.2 million or 48.3% of our loan portfolio at December 31, 2019, and $291.4 million or 46.9% of our loan portfolio at December 31, 2018. In addition to higher balances in commercial lending, we also benefit from lending opportunities in our consumer loan portfolio. Our consumer loan portfolio, which includes manufactured and floating homes and other consumer loans, increased to $75.8 million or 12.4% of our loan portfolio at December 31, 2020, from $72.7 million or 11.7% of our loan portfolio at December 31, 2019, and $67.6 million or 10.9% of our loan portfolio at December 31, 2018. Additional commercial and multifamily real estate and consumer loans have improved our net interest income and helped diversify our loan portfolio mix.
Our provision for loan losses was $925,000 for the year ended December 31, 2020, compared to a recapture of loan loss expense of $125,000 for the year ended December 31, 2019 and a provision for loan losses of $525,000 for the year ended December 31, 2018.

Recent Accounting Standards
For a discussion of recent accounting standards, see "Note 2—Accounting Pronouncements Recently Issued or Adopted" in the Notes to Consolidated Financial Statements contained in "Part II. Item 8. Financial Statements and Supplementary Data" of this report on Form 10-K.

Critical Accounting Policies
Certain of our accounting policies are important to an understanding of our financial condition, since they require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for other-than-temporary impairment of securities, accounting for MSRs, accounting for other real estate owned, and accounting for deferred income taxes. For additional information on our accounting policies see "Note 1—Organization and Significant Accounting Policies" in the Notes to Consolidated Financial Statements contained in "Part II. Item 8. Financial Statements and Supplementary Data" of this report on Form 10-K.
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
The allowance consists of specific, general and unallocated components. The general component of the allowance for loan losses covers non-impaired loans and is determined using a formula-based approach. The formula first incorporates either the historical loss rates of the Company or the historical loss rates of their peer group if minimal loss history exists. This historical loss rate factor is then adjusted for qualitative factors. Qualitative factors are used to estimate losses related to factors that are not captured in the historical loss rates and are based on management’s evaluation of available internal and external data and involve significant management judgement. Qualitative factors include changes in lending standards, changes in economic conditions, changes in the nature and volume of loans, changes in lending management, changes in delinquencies, changes in the loan review system, changes in the value of collateral, the existence of concentrations, and the impact of other external factors. Finally, the general component of the allowance for loan losses is adjusted for changes in the assigned grades of loans, which include the following: pass, watch, special mention, substandard, doubtful, and loss. As loans are downgraded from watch to the lower categories, they are assigned an additional factor to account for the increased credit risk. Loan grades involve significant management judgment. For such loans that are also classified as impaired, a specific component within the allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
Management reviews the level of the allowance at least quarterly. To strengthen our loan review and classification process, we engage an independent consultant to review our classified loans and a significant sample of recently originated non-classified loans annually. We also enhanced our credit administration policies and procedures to improve our maintenance of updated financial data on commercial borrowers. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the adjustment of reserves based upon their judgment of information available to them at the time of their examination.

Other-Than-Temporary Impairment of Securities.  Management reviews investment securities on an ongoing basis for the presence of OTTI, taking into consideration current market conditions; fair value in relationship to cost; extent and nature of the change in fair value; issuer rating changes and trends; whether management intends to sell a security or if it is likely that we will be required to sell the security before recovery of the amortized cost basis of the investment, which may be upon maturity; and other factors. For debt securities, if management intends to sell the security or it is likely that we will be required to sell the security before recovering our cost basis, the entire impairment loss would be recognized in earnings as an OTTI loss. If management does not intend to sell the security and it is not more likely than not that we will be required to sell the security, but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, i.e., the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (loss). Impairment losses related to all other factors are presented as separate components within accumulated other comprehensive income (loss).
Mortgage Servicing Rights.  We record MSRs on loans sold to Fannie Mae with servicing retained as well as for acquired servicing rights. We stratify our capitalized MSRs based on the type, term and interest rates of the underlying loans. MSRs are carried at fair value. The value is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. If our assumptions prove to be incorrect, the value of our MSRs could be negatively impacted. We use a third party to assist us in the preparation of the analysis of the market value each quarter.
Other Real Estate Owned.  OREO represents real estate that we have taken control of in partial or full satisfaction of significantly delinquent loans. At the time of foreclosure, OREO is recorded at the fair value less costs to sell, which becomes the property's new basis. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Subsequent valuation adjustments are recognized within net (loss) gain on OREO. Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in other noninterest expense in the consolidated statements of income. In some instances, we may make loans to facilitate the sales of OREO. Management reviews all sales for which it is the lending institution for compliance with sales treatment under provisions established by Accounting Standards Codification ("ASC") Topic 360, "Accounting for Sales of Real Estate". Any gains related to sales of OREO are deferred until the buyer has a sufficient initial and continuing investment in the property.
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

Business and Operating Strategies and Goals
Our goal is to deliver returns to stockholders by increasing higher-yielding assets (including consumer, commercial and multifamily real estate and commercial business loans), increasing lower-cost core deposit balances, managing expenses, managing problem assets and exploring expansion opportunities. We seek to achieve these results by focusing on the following objectives:
Focusing on Asset Quality.  We believe that strong asset quality is a key to our long-term financial success. We are focused on monitoring existing performing loans, resolving nonperforming assets and selling foreclosed assets. Nonperforming assets were $3.5 million, or 0.40% of total assets, at December 31, 2020 compared to $5.2 million or 0.73% of total assets, at December 31, 2019. We continue to seek to reduce the level of nonperforming assets through collections, modifications and sales of OREO.

We also take proactive steps to resolve our non-performing loans, including negotiating payment plans, forbearances, loan modifications and loan extensions on delinquent loans when such actions have been deemed appropriate. Our goal is to maintain or improve upon our level of nonperforming assets by managing all segments of our loan portfolio in order to proactively identify and mitigate risk.
Improving Earnings by Expanding Product Offerings. We intend to prudently maintain the percentage of our assets consisting of higher-yielding commercial and multifamily real estate and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest-rate fluctuations than one-to-four family mortgage loans, while maintaining our focus on residential lending. In addition, we continue to focus on consumer products, such as floating and manufactured home loans. With our long experience and expertise in residential lending we believe we can be effective in capturing mortgage banking opportunities and grow consumer deposits. We continue to develop correspondent relationships to sell nonconforming mortgage loans servicing released. We also intend to selectively add additional products to further diversify revenue sources and to capture more of each client's banking relationship by offering additional services to our clients. We continue to refine our products and services for additional business and automate services, such as automating consumer loans originations this past year, in an effort to improve customer service. We intend to further build relationships with medium and small businesses through new and improving existing service offerings, including remote deposit.
Emphasizing Lower Cost Core Deposits to Manage the Funding Costs of Our Loan Growth.  Our strategic focus is to emphasize total relationship banking with our clients to internally fund our loan growth. We also emphasize reducing wholesale funding sources, including FHLB advances, through the continued growth of core deposits. We believe that a continued focus on client relationships will help increase the level of core deposits and retail certificates of deposit from consumers and businesses in our market area. We intend to increase demand deposits by growing retail and business banking relationships. New technology and services are generally reviewed for business development and cost saving opportunities. We continue to experience growth in client use of our online and mobile banking services, which allow clients to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying, while providing our clients greater flexibility and convenience in conducting their banking. In addition to our retail branches, we maintain state of the art technology-based products, such as business cash management, business remote deposit products, business and consumer mobile banking applications and consumer remote deposit products. Total deposits increased to $748.0 million at December 31, 2020, from $616.7 million at December 31, 2019, and $553.6 million at December 31, 2018. At December 31, 2020, core deposits, which we define as our non-time deposit accounts and time deposit accounts of less than $250,000, increased $129.7 million to $668.1 million, while FHLB advances decreased $7.5 million to zero from the balance at December 31, 2019.
Maintaining Our Client Service Focus.  Exceptional service, local involvement (including volunteering and contributing to the communities where we do business) and timely decision-making are integral parts of our business strategy. Our employees understand the importance of delivering exemplary customer service and seeking opportunities to build relationships with our clients to enhance our market position and add profitable growth opportunities. We compete with other financial service providers by relying on the strength of our customer service and relationship banking approach. We believe that one of our strengths is that our employees are also significant stockholders through our ESOP and 401(k) plans. We also offer incentives that are designed to reward employees for achieving high-quality client relationship growth.
Expanding Our Presence, Including Through Digital Channels and Streamlining Operations, Within Our Existing and Contiguous Market Areas and by Capturing Business Opportunities Resulting from Changes in the Competitive Environment.  We believe that opportunities currently exist within our market area to grow our franchise. We anticipate continued organic growth as the local economy and loan demand remains strong, through our marketing efforts and as a result of the opportunities created as a result of the consolidation of financial institutions that is occurring in our market area. In addition, by delivering high-quality, client-focused products and services, we expect to attract additional borrowers and depositors and thus increase our market share and revenue generation. We continue to be disciplined as it pertains to future expansion, acquisitions and de novo branching focusing on the markets in Western Washington, which we know and understand.
COVID 19 Response
In response to the COVID-19 pandemic, the Company is offering a variety of relief options designed to support our clients and communities we serve.
Paycheck Protection Program Participation. The CARES Act was signed into law on March 27, 2020, and authorized the SBA to temporarily guarantee loans under a loan program called the PPP. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020. The SBA guarantees 100% of the PPP loans made to eligible borrowers. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity;

and (c) principal and interest payments deferred for six months from the date of disbursement. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA.
Through the conclusion of the PPP on August 8, 2020, we funded $74.8 million in PPP loans, with an average loan amount of $82,000. Many of the PPP applications have been from our existing clients but we are also serving those in our communities who have not had a banking relationship with us in the past. In addition to the 1% interest earned on these loans, the SBA pays us fees for processing PPP loans in the following amounts: (i) 5% for loans of not more than $350,000; (ii) 3% for loans of more than $350,000 and less than $2,000,000; and (iii) 1% for loans of at least $2,000,000. We may not collect any fees from the loan applicants. The following table summarizes our PPP participation at December 31, 2020 (dollars in thousands):

	Funded			At December 31, 2020
	Total Outstanding	Number of Loans	Average Loan Amount	Outstanding	Number of Loans
Existing clients	$31,555	363	$87	$11,322	$170
New clients	43,221	546	79	31,947	412
Total PPP loans	$74,776	909	$82	$43,269	582

The SBA processing fees for the approved PPP loans totaled $2.9 million for the year ended December 31, 2020. These fees are deferred and recognized in interest income over the life of the PPP loans. For the year ended December 31, 2020, interest income included $467,000 in fees earned related to PPP loans.
Recent legislation reopened the PPP through March 31, 2021, by authorizing $284.5 billion in funding for eligible small businesses and non-profits. In January 2021, the Bank began accepting and processing loan applications under this second PPP program and will continue working with clients to assist them with accessing other borrowing options, including SBA and other government-sponsored lending programs, as appropriate.
Loan Modifications. We are providing payment relief for both consumer and business clients due to the COVID-19 pandemic. At December 31, 2020, we are continuing to provide payment relief for both consumer and business clients, most of which relief involves interest only or payment deferrals that range from 90 to 180 days. Deferred loans are re-evaluated at the end of the deferral period and will either return to the original loan terms or be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. At December 31, 2020, we have provided payment relief related to COVID-19 on 49 commercial loans totaling $37.2 million and 84 residential loans totaling $19.0 million, of which 40 commercial loans totaling $29.1 million and 55 residential loans totaling $14.6 have resumed their normal loan payments, matured, or have paid-off. The $4.4 million of residential loans that are still under payment relief at December 31, 2020, include eight residential loans totaling $907,000 that have entered into a second payment forbearance agreement with a weighted average loan-to-value of 66%, 10 residential loans totaling $2.0 million that have entered into a third payment forbearance agreement with a weighted average loan-to value of 57%, and three residential loans totaling $525,000 that have entered into a fourth forbearance agreement with a weighted average loan-to-value of 65%. The $8.1 million in commercial loans that are still under payment relief at December 31, 2020, include three commercial loans totaling $1.7 million that have entered into a second interest-only payment agreement with a weighted average loan-to-value of 65%, and one commercial loan totaling $2.4 million that has entered into a third interest-only payment agreement with a loan-to-value of 47%.
The COVID-19 loan modifications discussed above were not classified as TDRs in accordance with the guidance of the CARES Act and related regulatory banking guidance. The CARES Act provides that the short-term modification of loans as a result of the COVID-19 pandemic, made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (up to twelve months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act (as extended by the CAA, 2021) and related regulatory banking guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented and the relief is executed prior to December 31, 2020 or the earlier of 60 days after the national emergency termination date or January 1 2022, whichever is earlier. As of December 31, 2020, we had no new pending requests for payment relief.
We believe the steps we are taking are necessary to effectively manage our portfolio and assist our clients through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic.
Support for Clients, Employees and Community during Pandemic. Our retail locations continue to operate with full service, in compliance with various mandates and recommendations including masks, distancing and capacity management. The majority of back office and administrative employees have worked remotely throughout the pandemic. We monitor and conform our practices based on updates from the Center for Disease Control, World Health Organization, Financial Regulatory Agencies, and local and state health departments.
We continue to work closely with our borrowers to evaluate pandemic related challenges. We also continue to support our not-for-profit organizations, although most activity is virtual.
Comparison of Financial Condition at December 31, 2020 and December 31, 2019
General.  Total assets increased by $141.5 million, or 19.7%, to $861.4 million at December 31, 2020, from $719.9 million at December 31, 2019. The increase was primarily a result of a higher balances in cash and cash equivalents and loans held-for-sale.
Cash and Securities.  Cash, cash equivalents and our available-for-sale securities increased by $139.0 million, or 213.6%, to $204.0 million at December 31, 2020. Cash and cash equivalents increased $138.1 million, or 247.6%, to $193.8 million at December 31, 2020. The increase in total cash and cash equivalents was due to deposit growth and the proceeds from the issuance of $12 million in subordinated notes during the third quarter of 2020. Available-for-sale securities, which consist of agency mortgage-backed securities and municipal bonds, increased $912,000, or 9.8%, to $10.2 million at December 31, 2020, from $9.3 million at December 31, 2019, primarily due to the purchase of investment securities during the year.
At December 31, 2020, our securities portfolio consisted of 16 agency mortgage-backed securities and 10 municipal bonds with a fair value of $10.2 million. At December 31, 2019, our securities portfolio consisted of 13 agency mortgage-backed securities and eight municipal bonds with a fair value of $9.3 million.
During the year ended December 31, 2020 we did not recognize any non-cash OTTI losses on our investment securities. At December 31, 2020, six agency mortgage-backed securities had unrealized losses of $6,000, but management determined the decline in value was not related to specific credit deterioration. The unrealized losses were caused by changes in interest rates and the widening of market spreads subsequent to purchase of these securities. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before anticipated recovery of the remaining amortized cost basis.
Loans.  Loans held-for-portfolio, net, decreased $6.9 million, or 1.1%, to $607.4 million at December 31, 2020 from $614.2 million at December 31, 2019. Loans held-for-sale increased to $11.6 million at December 31, 2020 from $1.1 million at December 31, 2019.
The following table reflects the changes in the loan mix, excluding deferred fees, of our portfolio at December 31, 2020, as compared to December 31, 2019 (dollars in thousands):

	December 31,		Amount	Percent
	2020	2019	Change	Change
One-to-four family	$130,657	$149,393	$(18,736)	(12.5)%
Home equity	16,265	23,845	(7,580)	(31.8)
Commercial and multifamily	265,774	261,268	4,506	1.7
Construction and land	62,752	75,756	(13,004)	(17.2)
Manufactured homes	20,941	20,613	328	1.6
Floating homes	39,868	43,799	(3,931)	(9.0)
Other consumer	15,024	8,302	6,722	81.0
Commercial business	64,217	38,931	25,286	65.0
Total loans	$615,498	$621,907	$(6,409)	(1.0)%

The largest dollar increases in the loan portfolio were in commercial business loans, which increased $25.3 million or 65.0% to $64.2 million, driven by the origination of PPP loans, other consumer loans, which increased $6.7 million or 81.0%, to $15.0 million, and commercial and multifamily real estate loans, which increased $4.5 million or 1.7%, to $265.8 million. These increases were offset by decreases in the one-to-four family loans portfolio, which decreased $18.7 million, or 12.5%, to $130.7 million, primarily as a result of increased sales of conforming one-to-four family loans to Fannie Mae rather than retaining the loans for portfolio, construction and land loans, which decreased $13.0 million or 17.2%, to $62.8 million, home equity loans, which decreased $7.6 million, or 31.8%, to $16.3 million, and floating home loans which decreased $3.9 million, or 9.0%, to $39.9 million.

The loan portfolio remains well-diversified with commercial and multifamily real estate loans accounting for 43.2% of the portfolio, one-to-four family real estate loans, including home equity loans, accounting for approximately 23.8% of the portfolio and consumer loans, consisting of manufactured homes, floating homes, and other consumer loans accounting for 12.4% of the total loan portfolio at December 31, 2020. Construction and land loans accounted for 10.2% of the portfolio and commercial business loans accounted for the remaining 10.4% of the portfolio at December 31, 2020.
Mortgage Servicing Rights.  The fair value of mortgage servicing rights was $3.8 million at December 31, 2020, compared to $3.2 million at December 31, 2019. We record mortgage servicing rights on loans sold with servicing retained and upon acquisition of a servicing portfolio. We stratify our capitalized mortgage servicing rights based upon the type, term and interest rates of the underlying loans. Mortgage servicing rights are carried at fair value. If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.
Nonperforming Assets.  At December 31, 2020, our nonperforming assets totaled $3.5 million, or 0.40% of total assets, compared to $5.2 million, or 0.73% of total assets, at December 31, 2019.
The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio at the dates indicated (dollars in thousands):

	December 31,		Amount	Percent
	2020	2019	Change	Change
Nonaccrual loans	$2,884	$4,657	$(1,773)	(38.1)%
OREO and repossessed assets	594	575	19	3.3
Total nonperforming assets	$3,478	$5,232	$(1,754)	(33.5)%

Nonaccrual loans decreased $1.8 million or 38.1%, to $2.9 million at December 31, 2020, compared to the prior year. Nonaccrual loans were 0.47% of total loans at December 31, 2020, compared to 0.75% of total loans at December 31, 2019. We had no loans greater than 90 days delinquent and still accruing at December 31, 2020 and 2019.
OREO and repossessed assets were $594,000 and $575,000 at December 31, 2020 and 2019, respectively. OREO and repossessed assets at December 31, 2020 and 2019 primarily consisted of a former bank branch property located in Port Angeles, Washington which was acquired in 2015 as a part of three branches purchased from another financial institution. It is currently leased to a not-for-profit organization headquartered in our market area at a below market rate. The addition to OREO and repossessed assets in 2020 is a manufactured home located in Everett, Washington.
Allowance for Loan Losses.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of evaluation in accordance with generally accepted accounting principles in the U.S. It is our best estimate of probable incurred credit losses in our loan portfolio.
The following table reflects the adjustments in our allowance during 2020 and 2019 (dollars in thousands):

	Year Ended December 31,
	2020	2019
Balance at beginning of period	$5,640	$5,774
Charge-offs	(690)	(52)
Recoveries	125	43
Net (charge-offs) recoveries	(565)	(9)
Provision (recapture) charged to operations	925	(125)
Balance at end of period	$6,000	$5,640
Ratio of net (charge-offs) recoveries during the period to average loans outstanding during the period	(0.08)%	—%
Allowance as a percentage of nonperforming loans	208.04%	121.11%
Allowance as a percentage of total loans (end of period)	0.98%	0.91%
Our allowance for loan losses increased $360,000, or 6.4%, to $6.0 million at December 31, 2020, from $5.6 million at December 31, 2019. We recorded a provision for loan losses of $925,000 for the year ended December 31, 2020, compared to a recapture from the allowance for loan losses of $125,000 for the year ended December 31, 2019. Our allowance for loan losses at December 31, 2020 not only reflects probable credit losses based upon the conditions that existed at December 31, 2020, but also gives consideration to potential losses from impacts of the COVID-19 pandemic.
Specific loan loss reserves decreased to $378,000 at December 31, 2020 compared to $724,000 at December 31, 2019, while general loan loss reserves increased to $5.2 million at December 31, 2020 from $4.0 million at December 31, 2019, and the unallocated reserve decreased to $406,000 at December 31, 2020, compared to $948,000 at December 31, 2019.
Loans individually evaluated for impairment decreased by $6.5 million to $5.9 million at December 31, 2020, compared to $12.4 million at December 31, 2019. Net charge-offs were $565,000 for the year ended December 31, 2020, compared to net charge-offs of $9,000 for the year ended December 31, 2019. The increase in 2020 charge-offs is primarily related to one commercial borrower who was forced into bankruptcy after a tragic vehicle accident. Our line of credit to this borrower was approved in July, 2019 for $975,000, secured by business assets including 19 vehicles, and fully advanced at the time of bankruptcy. Because the vehicles were specialized for offering land and sea tours, their value was depressed due to the pandemic. As a result, our liquidation of the collateral resulted in a loss of $514,000.
At December 31, 2020, the allowance for loan losses as a percentage of total loans and nonperforming loans was 0.98% and 208.04%, respectively, compared to 0.91% and 121.11%, respectively, at December 31, 2019.
Deposits.  Total deposits increased $131.3 million, or 21.3%, to $748.0 million at December 31, 2020 from $616.7 million at December 31, 2019. The increase was due to growth in all deposit categories, except for certificates of deposit. Interest-bearing demand deposits increased $70.7 million, or 44.3%, to $230.5 million at December 31, 2020 from $159.8 million at December 31, 2019. Noninterest-bearing demand deposits increased $34.3 million, or 36.1%, to $129.3 million at December 31, 2020 from $95.0 million at December 31, 2019. Savings deposits increased $25.8 million or 44.6%, to $83.8 million at December 31, 2020 from $57.9 million at December 31, 2019, and money market deposits increased $15.4 million, or 30.6%, to $65.7 million at December 31, 2020, from $50.3 million at December 31, 2019. These increases were partially offset by a decrease of $15.9 million, or 6.3%, in certificates of deposit to $235.5 million at December 31, 2020 from $251.4 million at December 31, 2019. The increase in total deposits at December 31, 2020 compared to December 31, 2019 was the result of developing relationships with PPP borrowers who were not previously clients, adding new consumer clients, and expanding relationships with existing clients, as well as reduced withdrawals, reflecting changes in customer spending habits due to the COVID-19 pandemic.
A summary of deposit accounts with the corresponding weighted-average cost at December 31, 2020 and 2019 is presented below (dollars in thousands):

	December 31, 2020		December 31, 2019
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$129,299	—%	$94,973	—%
Interest-bearing demand	230,492	0.44	159,774	0.54
Savings	83,778	0.27	57,936	0.33
Money market	65,748	0.39	50,337	0.49
Certificates of deposit	235,473	2.43	251,387	2.23
Escrow	3,191	—	2,311	—
Total	$747,981	1.01%	$616,718	1.16%
(1)Escrow balances shown in noninterest-bearing deposits on the Consolidated Balance Sheets.

Borrowings.  FHLB advances decreased $7.5 million to zero at December 31, 2020, as we utilized our increase in deposits for funding needs. We rely on FHLB advances to fund interest-earning assets when deposits alone cannot fully fund interest-earning asset growth. In September 2020, we completed a private placement of $12.0 million in aggregate principal of subordinated notes, resulting in net proceeds, after placement fees and offering expenses, of approximately $11.6 million.
Stockholders' Equity.  Total stockholders' equity increased $7.8 million, or 10.0%, to $85.5 million at December 31, 2020, from $77.7 million December 31, 2019. This increase primarily reflects net income of $8.9 million, stock-based compensation of $338,000, ESOP share allocations of $324,000 and proceeds of $239,000 received in connection with stock option exercises, partially offset by cash dividends paid to stockholders of $2.1 million and repurchases of the Company's stock of $73,000.

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

	December 31,
	2020			2019			2018
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Loans (1)	$665,389	$34,439	5.18%	$599,944	$33,090	5.52%	$589,205	$31,881	5.41%
Investments and interest-bearing accounts	104,328	497	0.48	64,386	1,491	2.32	60,628	1,286	2.12
Total interest-earning assets (1)	769,717	34,936	4.54	664,330	34,581	5.21	649,833	33,167	5.10
Interest-bearing liabilities:
Savings and money market accounts	128,038	346	0.27	103,482	386	0.37	100,639	200	0.20
Demand and NOW accounts	189,643	909	0.48	154,738	924	0.60	170,518	874	0.51
Certificate accounts	242,963	5,749	2.37	235,363	5,555	2.36	174,922	2,765	1.58
Subordinated notes	3,365	191	5.67	—	—	—	—	—	—
Borrowings	16,610	255	1.54	24,406	752	3.08	69,900	1,521	2.18
Total interest-bearing liabilities	580,619	7,450	1.28%	517,989	7,617	1.47%	515,979	5,360	1.04%
Net interest income		$27,486			$26,964			$27,807
Net interest rate spread			3.26%			3.74%			4.06%
Net earning assets	$189,098			$146,341			$133,854
Net interest margin			3.57%			4.06%			4.28%
Average interest-earning assets to average interest-bearing liabilities		132.57%			128.25%			125.94%
(1)Calculated net of deferred loan fees, loan discounts and loans in process.

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

	Year Ended December 31, 2020 vs. 2019			Year Ended December 31, 2019 vs. 2018
	Increase (Decrease) due to		Total Increase (Decrease)	Increase (Decrease) due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans	$3,387	$(2,038)	$1,349	$592	$617	$1,209
Investments and interest-bearing accounts	190	(1,184)	(994)	87	118	205
Total interest-earning assets	3,577	(3,222)	355	679	735	1,414
Interest-bearing liabilities:
Savings and Money Market accounts	66	(106)	$(40)	11	175	186
Demand and NOW accounts	167	(182)	(15)	(94)	145	51
Certificate accounts	180	14	194	1,426	1,363	2,789
Subordinated debt	191	—	191
Borrowings	(120)	(377)	(497)	(1,401)	632	(769)
Total interest-bearing liabilities	$484	$(651)	$(167)	$(58)	$2,315	$2,257
Change in net interest income			$522			$(843)
Comparison of Results of Operation for the Years Ended December 31, 2020 and 2019
General. Net income increased $2.3 million to $8.9 million, or $3.42 per diluted common share, for the year ended December 31, 2020, from $6.7 million, or $2.57 per diluted common share, for the year ended December 31, 2019. The increase in net income in 2020 compared to 2019 was primarily due to higher noninterest income, particularly gain on sale of loans, and increased net interest income, partially offset by an increase in the provision for loan losses and an increase in income tax expense.
Interest Income.  Total interest income increased by $355,000, or 1.0%, to $34.9 million for the year ended December 31, 2020, from $34.6 million for the year ended December 31, 2019. Interest income on loans increased $1.3 million, or 4.1%, to $34.4 million for the year ended December 31, 2020, compared to $33.1 million for the year ended December 31, 2019, due to higher average loan balances, partially offset by a decrease in average yield. The average loans held-for-portfolio balance was $665.4 million for the year ended December 31, 2020, compared to $599.9 million for the year ended December 31, 2019. The average yield on loans held-for-portfolio was 5.18% for the year ended December 31, 2020, compared to 5.52% for the year ended December 31, 2020. The average yield on loans decreased compared to the same period in the prior year due primarily to decreases in interest rates on adjustable-rate instruments, following decreases to short-term rates over the last year, including the emergency 150-basis point reduction in the targeted federal funds rate in March 2020 due to the COVID-19 pandemic, and secondarily, due to the impact of PPP loans. For the year ended December 31, 2020, the average balance of PPP loans was $46.7 million and the average yield on PPP loans was 4.32%, including the recognition of the net deferred fees. Interest income included $467,000 in fees earned related to PPP loans during 2020 compared to none in the prior year. The impact of PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met but is expected to cease completely after the two- or five-year maturity of the loans. The change in interest income on investments and interest-bearing accounts was primarily due to the decline in short-term interest rates in 2020 discussed above.
Interest Expense.  Interest expense decreased $167,000, or 2.2%, to $7.5 million during the year ended December 31, 2020, compared to $7.6 million during the year ended December 31, 2019, primarily due to lower average balances and rates paid on borrowings and lower rates paid on interest-bearing deposits, partially offset by higher average interest-bearing deposit balances and the issuance of subordinated notes, with its commensurate interest expense.
Interest expense on deposits increased $139,000, or 2.0%, to $7.0 million for the year ended December 31, 2020, compared to the prior year, primarily driven by an increase of $67.1 million, or 13.6%, in the average balance of interest-bearing deposit accounts to $560.6 million. Average balances in all types of interest-bearing deposits increased in 2020. The resulting negative impact to interest expense was partially offset by 15-basis point decrease in the weighted-average rate paid on interest-bearing deposits, which decreased to 1.01% for the year ended December 31, 2020, from 1.16% for the year ended December 31, 2019. Although the average balance of certificate accounts accounted for 11.3% of the increase in the average balance in interest-bearing deposits year over year, due to the average rate paid on this type of account relative to other deposits, it contributed $194,000 to the increase in interest expense year over year.
In September 2020, we completed a private placement of $12.0 million in aggregate principal of subordinated notes, resulting in net proceeds after placement fees and offering expenses, of approximately $11.6 million. Interest expense on our subordinated notes totaled $191,000 for the year ended December 31, 2020.
Interest expense on borrowings, which include FHLB advances and Federal Reserve discount window and the PPPLF program, decreased $497,000, or 66.1%, to $255,000 for the year ended December 31, 2020 from $752,000 for the year ended December 31, 2019, due to a $7.8 million, or 31.9% decrease in the average balance of borrowings to $16.6 million for the year ended December 31, 2020, from $24.4 million for the year ended December 31, 2019. The weighted-average interest rate on borrowings was 1.54% in 2020 and 3.08% in 2019. The need for borrowings declined significantly in 2020 due to increased liquidity resulting from growth in customer deposits.
Our overall weighted-average cost of interest-bearing liabilities was 1.28% for the year ended December 31, 2020, compared to 1.47% for the year ended December 31, 2019.
Net Interest Income.  Net interest income increased $522,000, or 1.9%, to $27.5 million for the year ended December 31, 2020, from $27.0 million for the year ended December 31, 2019, primarily as a result of higher interest income on loans and lower overall interest expense. Our net interest margin was 3.57% for the year ended December 31, 2020, compared to 4.06% for the year ended December 31, 2019.  The low interest-rate environment putting downward pressure on income from adjustable-rate loans and investments and an increase in costs related to interest-bearing deposits adversely impacted net interest margin for the current year. The decreases were also due to yields earned on interest-earning assets declining at a faster rate than interest rates paid on interest-bearing liabilities as changes in the average rate paid on interest-bearing deposits tend to lag changes in market interest rate. The lower average yield on PPP loans, including recognition of deferred loan fees, also contributed to the decline in the net interest margin.
Provision (Recapture) for Loan Losses.  We establish our allowance for loan losses through provisions for loan losses, which are charged to earnings, at a level required to reflect management's best estimate of the probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers' ability to repay, estimated value of any underlying collateral, peer group data, prevailing economic conditions, and other qualitative factors. Large groups of smaller balance homogeneous loans, such as one-to four-family, commercial and multifamily real estate, home equity and consumer loans, including floating homes and manufactured homes, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data. Loans, for which management has concerns about the borrowers' ability to repay, are evaluated individually, and specific loss allocations are provided for these loans when necessary.
We recorded a provision for loan losses of $925,000 for the year ended December 31, 2020, compared to a recapture from the allowance for loan losses of $125,000 for the year ended December 31, 2019. The increase in the provision primarily reflects current economic conditions and gives consideration of probable loan losses due to the potential effects from higher forecasted unemployment rates and lower gross domestic product, as well as the impact on other economic conditions from COVID-19. The recapture in the prior year was due to changes in the composition of our loan portfolio during the year. Net loan charge-offs were $565,000 and $9,000 for the years ended December 31, 2020 and 2019.
Nonperforming loans decreased $1.8 million during the year to $2.9 million at December 31, 2020, compared to $4.7 million a year ago. Nonperforming loans to total loans decreased to 0.47% at December 31, 2020 from 0.75% at December 31, 2019. The allowance for loan losses increased to $6.0 million at December 31, 2020 compared to $5.6 million at December 31, 2019. See "—Comparison of Financial Condition at December 31, 2020 and December 31, 2019— Delinquencies and Nonperforming Assets" for more information on nonperforming loans.
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
Noninterest Income.  Noninterest income increased $3.4 million, or 84.9%, to $7.4 million for the year ended December 31, 2020, as compared to $4.0 million for the year ended December 31, 2019 as reflected below (dollars in thousands):

	Year Ended December 31,		Amount	Percent
	2020	2019	Change	Change
Service charges and fee income	$1,905	$1,954	$(49)	(2.5)%
Earnings on cash surrender value of bank owned life insurance	348	381	(33)	(8.7)
Mortgage servicing income	1,027	1,002	25	2.5
Fair value adjustment on MSRs	(1,857)	(760)	(1,097)	144.3
Net gain on sale of loans	6,022	1,449	4,573	315.6
Total noninterest income	$7,445	$4,026	$3,419	84.9%
The increase in noninterest income from one year ago was primarily due to a $4.6 million increase in gain on sale of loans, partially offset by a $1.1 million decrease in the mark-to-market adjustment on fair value of MSRs during the year ended December 31, 2020. Demand for one-to-four family loans grew significantly in 2020 as homeowners, taking advantage of historically low interest rates, refinanced their homes. In addition, the pandemic increased demand for single-family homes outside downtown metropolitan areas.
Noninterest Expense.  Noninterest expense decreased $107,000, or 0.5%, to $22.7 million for the year ended December 31, 2020, from the year ended December 31, 2019, as reflected below (dollars in thousands):

	Year Ended December 31,		Amount	Percent
	2020	2019	Change	Change
Salaries and benefits	$12,083	$12,402	$(319)	(2.6)%
Operations	5,461	5,905	(444)	(7.5)
Regulatory assessments	590	279	311	111.5
Occupancy	1,881	2,060	(179)	(8.7)
Data processing	2,658	2,104	554	26.3
Losses and expenses on OREO and repossessed assets	5	35	(30)	(85.7)
Total noninterest expense	$22,678	$22,785	$(107)	(0.5)%
Salaries and benefits decreased $319,000 due to an increase in deferred loan origination costs which had the effect of lowering up-front commission expense. Operations expense decreased due to decreases in professional and consulting fees, travel and conference and marketing and advertising expense. Data processing expense increased due to technology investments and variable costs associated with loan origination activity. Regulatory assessments increased $311,000 to its pre-2019 level, as the Bank utilized all of its remaining regulatory assessment credits in 2019.
The efficiency ratio, which is noninterest expense as a percentage of net interest income and noninterest income, for the year ended December 31, 2020 was 64.90%, compared to 73.52% for the year ended December 31, 2019. The improvement in the efficiency ratio compared to the prior year was primarily due to the increase in noninterest income earned during the current year.
Income Tax Expense. The provision for income taxes increased $740,000, or 44.8% to $2.4 million for the year ended December 31, 2020, compared to $1.7 million for the year ended December 31, 2019, due to an increase in taxable net income and higher effective tax rate. The effective tax rates for the years ended December 31, 2020 and 2019 were 21.1% and 19.8%, respectively.

Liquidity
Liquidity management is both a daily and longer-term function of management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, we maintain a strategy of investing in various loan products and investment securities, including mortgage-backed securities. We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.
We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet demands for client funds (particularly withdrawals of deposits). At December 31, 2020, we had $204.0 million in cash and available-for-sale investment securities and $11.6 million in loans held-for-sale. We can also obtain funds from borrowings, primarily FHLB advances. At December 31, 2020, we had the ability to borrow an additional $213.7 million in FHLB advances, subject to certain collateral requirements and we had access to additional borrowings of $23.6 million through the Federal Reserve's discount window and PPPLF program, subject to certain collateral requirements. We had no outstanding advances or borrowings with the Federal Reserve at December 31, 2020. In addition, we also had available $20.0 million of credit facilities with other financial institutions, with no balance outstanding at December 31, 2020 or 2019.
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
As disclosed in our "Consolidated Statements of Cash Flows" in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, cash and cash equivalents increased $138.1 million to $193.8 million at December 31, 2020, from $55.8 million at December 31, 2019. Net cash used in operating activities was $484,000 for the year ended December 31, 2020. Net cash of $4.5 million was provided by investing activities for the year ended December 31, 2020, primarily provided by loan maturities. Net cash provided by financing activities of $134.0 million for the year ended December 31, 2020, primarily consisted of a $131.3 million increase in deposits and $11.6 million in net proceeds from the issuance of subordinated notes, partially offset by $7.5 million decrease in FHLB advances.
Sound Financial Bancorp is a separate legal entity from Sound Community Bank and must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to Sound Community Bank), Sound Financial Bancorp is responsible for paying any dividends declared to its stockholders, and interest and principal on outstanding debt. Sound Financial Bancorp's primary source of funds is dividends from Sound Community Bank, which are subject to regulatory limits. During the third quarter of 2020, the Company completed a private placement of $12.0 million in aggregate principal of subordinated notes resulting in net proceeds, after placement fees and offering expenses, of approximately $11.6 million. The Company contributed $5.5 million of the net proceeds from the sale of the subordinated notes to the Bank and retained the remaining net proceeds to be used for general corporate purposes. At December 31, 2020 Sound Financial Bancorp, on an unconsolidated basis, had $6.8 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.
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
We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2020, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $56.5 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2020, totaled $180.4 million. It is management's policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us. See also the "Consolidated Statements of Cash Flows" included in Item 8. Financial Statements and Supplementary Data of this Form 10-K, for further information.

Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage clients' requests for funding and take the form of loan commitments and lines of credit. For the year ended December 31, 2020, we did not engage in any off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet loan commitments at December 31, 2020, is as follows (in thousands):

Off-balance sheet loan commitments:	Amount
Residential mortgage commitments	$3,312
Unfunded construction commitments	18,981
Unused lines of credit	34,075
Irrevocable letters of credit	151
Total loan commitments	$56,519

Capital
Sound Community Bank is subject to minimum capital requirements imposed by regulations of the FDIC. Capital adequacy requirements are quantitative measures established by regulation that require Sound Community Bank to maintain minimum amounts and ratios of capital. Based on its capital levels at December 31, 2020, Sound Community Bank exceeded these requirements at that date. Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC.
Beginning January 2020, the Bank elected to use the CBLR framework. A bank that elects to use the CBLR framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act will generally be considered "well-capitalized" and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0%. As required by the CARES Act, the FDIC has temporarily lowered the CBLR to 8.0% beginning in the second quarter of 2020 through the end of the year. Beginning in 2021, the CBLR will increase to 8.5% for that calendar year. The CBLR will return to 9.0% on January 1, 2022. To be eligible to utilize the CBLR, the Bank also must have total consolidated assets of less than $10 billion, off-balance sheet exposures of 25.0% or less of its total consolidated assets, and trading assets and trading liabilities of 5.0% or less of its total consolidated assets, all as of the end of the most recent quarter.At December 31, 2020, the Bank’s CBLR was 10.40%. For additional details, see “Note 16—Capital” in the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" and "Item 1. Business—How We Are Regulated—Regulation of Sound Community Bank—Capital Rules" of this Form 10-K.
Prior to January 1, 2020, Sound Community Bank followed the FDIC’s prompt corrective actions standards. In order to be considered well-capitalized under the prompt corrective action standards, a bank must have a ratio of CET1 capital to risk-weighted assets of at least 6.5%, a ratio of Tier 1 capital to risk-weighted assets of at least 8.0%, a ratio of total capital to risk-weighted assets of at least 10.0%, and a leverage ratio of at least 5.0%, and the bank must not be subject to a regulatory capital requirement imposed on it as an individual bank.

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
(1)Based on total adjusted assets of $724,527 at December 31, 2019.
(2)Based on risk-weighted assets of $613,354 at December 31, 2019.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank-only basis and the Federal Reserve expects the holding company's subsidiary banks to be "well-capitalized" under the prompt corrective action regulations. If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2020, Sound Financial Bancorp would have exceeded all regulatory capital requirements. The estimated CBLR calculated for Sound Financial Bancorp for Sound Financial Bancorp at December 31, 2020 was 10.40%.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Asset/Liability Management
Our Risk When Interest Rates Change. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market rates change over time. Like other financial institutions, our results of operations are impacted by changes in interest rates and the interest-rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest-rate risk and is our most significant market risk.
How We Measure Our Risk of Interest Rate Changes. As part of efforts to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest-rate risk. In doing so, we analyze and manage assets and liabilities based on their interest rates and payment streams, timing of maturities, re-pricing opportunities, and sensitivity to actual or potential changes in market interest rates.
We are subject to interest-rate risk to the extent that our interest-bearing liabilities, primarily deposits and FHLB advances, re-price more rapidly or at different rates than our interest-earning assets. In order to minimize the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, we have adopted an asset and liability management policy. Our Board of Directors approves the asset and liability policy, which is implemented by the asset/liability committee.
The purpose of the asset/liability committee is to communicate, coordinate, and control asset/liability management consistent with our business plan and board-approved policies. The committee establishes and monitors the volume and mix of assets and funding sources, taking into account relative costs and spreads, interest-rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals.
The committee generally meets monthly to, among other things, protect capital through earnings stability over the interest-rate cycle; maintain our well-capitalized status; and provide a reasonable return on investment. The committee recommends appropriate strategy changes based on this review. The committee is responsible for reviewing and reporting the effects of the policy implementations and strategies to the board of directors at least quarterly. Senior managers oversee the process on a daily basis.
A key element of our asset/liability management plan is to protect net earnings by managing the maturity or re-pricing mismatch between our interest-earning assets and our rate-sensitive liabilities. We seek to reduce exposure to earnings by extending funding maturities through the use of FHLB advances, through the use of adjustable-rate loans and through the sale of certain fixed-rate loans in the secondary market.
As part of our efforts to monitor and manage interest-rate risk, we maintain an interest-rate risk model and utilize software and resources provided by a third party. The model contains several assumptions that are based upon a combination of proprietary and market data that reflect historical results and current market conditions. These assumptions relate to interest rates, prepayments, deposit decay rates and the market value of certain assets under the various interest-rate scenarios. The model's capital at risk measure, also known as the Economic Value of Equity ("EVE"), evaluates the change in the projected EVE over a two-year period given an immediate increase or decrease in interest rates. The EVE presents a hypothetical valuation of equity and is defined as the present value of projected asset cash flows less the present value of projected liability cash flows. EVE values only the current position of the balance sheet at December 31, 2020, and therefore does not incorporate any new business assumptions that might be inherent in a simulation of net interest income. The following table projections assume instantaneous parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and downward of the yield curve 100, 200, 300, and 400 basis points (assuming the shift does not result in negative interest rates) occurring immediately. Given that the targeted Federal Funds Rate at December 31, 2020 was 0.09%, and the EVE model does not allow for negative interest rates, the downward shifts of 100- through 400-basis points are not reported. Management and the Board of Directors review these measurements on a quarterly basis to determine whether our interest-rate exposure is within the limits established by the Board of Directors.
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
As indicated in the following table (dollars in thousands), our EVE shows an asset sensitive position at December 31, 2020. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.

December 31, 2020
Change in Interest Rates in Basis Points (bps)	Economic Value of Equity			EVE Ratio %
	$ Amount	$ Change	% Change
+400	$140,541	$29,439	26.49%	17.2%
+300	135,754	24,642	22.18	16.4
+200	129,996	18,884	17.00	15.5
+100	122,123	11,011	10.00	14.4
0	111,112	—	—	12.9
In addition to monitoring selected measures of EVE, management also monitors effects on net interest income resulting from increases or decrease in rates. This process is used in conjunction with EVE measures to identify excessive interest rate risk. In managing our assets/liability mix, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, we may place somewhat greater emphasis on maximizing our net interest margin than on strictly matching the interest-rate sensitivity of assets and liabilities. Management also believes that the increased net income which may result from an acceptable mismatch in the actual maturity or re-pricing of its asset and liability portfolios can, during periods of declining or stable interest rates, provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch. Management believes that our level of interest-rate risk is acceptable under this approach.
In evaluating our exposure to interest-rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or re-pricing periods, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. Additionally, certain assets, such as adjustable-rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed above. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all of these factors in monitoring our exposure to interest rate risk.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Sound Financial Bancorp, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sound Financial Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the PCAOB. Accordingly, we express no such opinion.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Loan Losses
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for loan losses balance was $6.0 million at December 31, 2020. The allowance for loan losses is maintained to provide for probable inherent losses in the loan portfolio based on evaluating risks in the loan portfolio. The level of the allowance reflects the Company’s view of trends in loan loss activity, current loan portfolio quality and present economic, political and regulatory conditions. The allowance is provided based upon management's continuing analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include, but are not limited to, changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectability may not be assured.
We identified management’s internally assigned grades of loans and the estimation of qualitative factors, both of which are used in the allowance for loan losses calculation, as critical audit matters. The Company uses internally assigned loan grades to stratify loans into pools and to estimate inherent loss rates for each of the loan pools, which are used in the calculation of the allowance for loan losses. Determination of the assigned loan grades involves significant management judgment. The qualitative factors are used to estimate losses related to factors that are not captured in the historical loss rates and are based on management’s evaluation of available internal and external data and involves significant management judgment. Auditing management’s judgments relating to the determination of internally assigned grades and qualitative factors involved a high degree of subjective auditor judgment.
The primary procedures we performed to address this critical audit matter included:
•Obtain an understanding of the design and implementation of controls relating to management’s calculation of the allowance for loan losses, including controls over the accuracy of assigned loan grades and the determination of the qualitative factors used.
•Testing a risk-based, targeted selection of loans to gain substantive evidence that the Company is appropriately grading these loans in accordance with its policies, and that the assigned loan grades are reasonable.
•Obtaining management’s analysis and supporting documentation related to the qualitative factors and testing whether the qualitative factors used in the calculation of the allowance for loan losses are supported by the analysis provided by management.
•Testing the appropriateness of the methodology and assumptions used in the calculation of the allowance for loan losses, and testing the calculation itself, including completeness and accuracy of the data used in the calculation, application of the assigned loan grades determined by management and used in the calculation, application of the qualitative factors determined by management and used in the calculation, and recalculation of the allowance for loan losses balance.

/s/ Moss Adams LLP
Everett, Washington
March 29, 2021

We have served as the Company’s auditor since 2002.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$193,828	$55,770
Available-for-sale securities, at fair value	10,218	9,306
Loans held-for-sale	11,604	1,063
Loans held for portfolio	613,363	619,887
Allowance for loan losses	(6,000)	(5,640)
Total loans held for portfolio, net	607,363	614,247
Accrued interest receivable	2,254	2,206
Bank-owned life insurance ("BOLI"), net	14,588	14,183
Other real estate owned ("OREO") and repossessed assets, net	594	575
Mortgage servicing rights ("MSR"), at fair value	3,780	3,239
Federal Home Loan Bank ("FHLB") stock, at cost	877	1,160
Premises and equipment, net	6,270	6,767
Lease right of use assets, net	6,722	7,641
Other assets	3,304	3,696
Total assets	$861,402	$719,853
LIABILITIES
Deposits
Interest-bearing	$615,491	$519,434
Noninterest-bearing demand	132,490	97,284
Total deposits	747,981	616,718
Borrowings	—	7,500
Accrued interest payable	369	226
Lease liabilities	7,134	8,010
Other liabilities	7,674	8,368
Advance payments from borrowers for taxes and insurance	1,168	1,305
Subordinated notes, net	11,592	—
Total liabilities	775,918	642,127
COMMITMENTS AND CONTINGENCIES (Notes 12 and 18)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,592,587 and 2,567,389 issued and outstanding at December 31, 2020 and 2019, respectively	25	25
Additional paid-in capital	27,106	26,343
Unearned shares - Employee Stock Ownership Plan ("ESOP")	(113)	(227)
Retained earnings	58,226	51,410
Accumulated other comprehensive income, net of tax	240	175
Total stockholders' equity	85,484	77,726
Total liabilities and stockholders' equity	$861,402	$719,853
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
INTEREST INCOME
Loans, including fees	$34,439	$33,090
Interest and dividends on investments, cash and cash equivalents	497	1,491
Total interest income	34,936	34,581
INTEREST EXPENSE
Deposits	7,004	6,865
Borrowings	446	752
Total interest expense	7,450	7,617
Net interest income	27,486	26,964
PROVISION (RECAPTURE) FOR LOAN LOSSES	925	(125)
Net interest income after provision (recapture) for loan losses	26,561	27,089
NONINTEREST INCOME
Service charges and fee income	1,905	1,954
Earnings on cash surrender value of BOLI	348	381
Mortgage servicing income	1,027	1,002
Fair value adjustment on MSRs	(1,857)	(760)
Net gain on sale of loans	6,022	1,449
Total noninterest income	7,445	4,026
NONINTEREST EXPENSE
Salaries and benefits	12,083	12,402
Operations	5,461	5,905
Regulatory assessments	590	279
Occupancy	1,881	2,060
Data processing	2,658	2,104
Net loss and expenses on OREO and repossessed assets	5	35
Total noninterest expense	22,678	22,785
Income before provision for income taxes	11,328	8,330
Provision for income taxes	2,391	1,651
Net income	$8,937	$6,679
Earnings per common share:
Basic	$3.46	$2.63
Diluted	$3.42	$2.57
Weighted average number of common shares outstanding:
Basic	2,562,650	2,527,329
Diluted	2,592,532	2,583,312
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2020	2019
Net income	$8,937	$6,679
Available for sale securities:
Unrealized gains arising during the year	82	78
Income tax expense related to unrealized gains	(17)	(17)
Other comprehensive income, net of tax	65	61
Comprehensive income	$9,002	$6,740
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders' Equity
Balance at December 31, 2019	2,567,389	$25	$26,343	$(227)	$51,410	$175	$77,726
Net income					8,937		8,937
Other comprehensive income, net of tax						65	65
Share-based compensation			338				338
Restricted stock awards issued	13,600						—
Cash dividends on common stock ($0.80 per share)					(2,072)		(2,072)
Common stock surrendered	(3,423)						—
Common stock repurchased	(2,477)		(24)		(49)		(73)
Restricted shares forfeited	(1,915)						—
Common stock options exercised	19,413		239				239
Allocation of ESOP shares			210	114			324
Balance at December 31, 2020	2,592,587	$25	$27,106	$(113)	$58,226	$240	$85,484

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders' Equity
Balance at December 31, 2018	2,544,059	$25	$25,663	$(340)	$46,165	$114	$71,627
Net income					6,679		6,679
Other comprehensive income, net of tax						61	61
Share-based compensation			267				267
Restricted stock awards issued	15,925						—
Cash dividends on common stock ($0.56 per share)					(1,434)		(1,434)
Common stock surrendered	(3,487)						—
Restricted shares forfeited	(880)						—
Common stock options exercised	11,772		131				131
Allocation of ESOP shares			282	113			395
Balance at December 31, 2019	2,567,389	$25	$26,343	$(227)	$51,410	$175	$77,726
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,937	$6,679
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net premiums/discounts on investments	160	50
Provision (recapture) for loan losses	925	(125)
Depreciation and amortization	905	931
Compensation expense related to stock options and restricted stock	338	267
Fair value adjustment on MSRs	1,857	760
Right of use assets amortization	919	592
Change in lease liabilities	(876)	(480)
Earnings on cash surrender value of BOLI	(348)	(381)
Net change in advances from borrowers for taxes and insurance	(137)	616
Deferred income tax	355	(267)
Net gain on sale of loans	(6,022)	(1,449)
Proceeds from sale of loans held-for-sale	258,531	78,214
Originations of loans held-for-sale	(265,448)	(77,241)
Net loss on sale of OREO and repossessed assets	—	21
Change in operating assets and liabilities:
Accrued interest receivable	(48)	81
Other assets	19	762
Accrued interest payable	143	89
Other liabilities	(694)	1,944
Net cash (used in) provided by operating activities	(484)	11,063
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available for sale securities	7,909	845
Purchases of available for sale securities	(8,889)	(5,166)
Net decrease (increase) in loans held-for-portfolio	5,940	(847)
Purchase of BOLI/Company-owned life insurance	(57)	(437)
Proceeds from sale of OREO and other repossessed assets	—	473
Purchases of premises and equipment, net	(407)	(654)
Net cash provided by (used in) investing activities	4,496	(5,786)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	131,263	63,117
Proceeds from borrowings	174,291	166,800
Repayment of borrowings	(181,791)	(243,300)
FHLB stock redeemed	283	2,974
Net proceeds from issuance of subordinated notes	11,582	—
ESOP shares released	324	395
Repurchases of common stock	(73)	—
Proceeds from common stock option exercises	239	131
Dividends paid on common stock	(2,072)	(1,434)
Net cash provided by (used in) financing activities	134,046	(11,317)
Net increase (decrease) in cash and cash equivalents	138,058	(6,040)

Cash and cash equivalents, beginning of year	55,770	61,810
Cash and cash equivalents, end of year	$193,828	$55,770

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$1,960	$915
Interest paid on deposits and borrowings	7,307	7,528
Noncash net transfer from loans to OREO and repossessed assets	19	494
Noncash transfer from assets in process to premises and equipment	692	—
Leases right of use assets obtained in exchange for operating lease liabilities:
Right of use assets	—	8,490
Lease liabilities	$—	$8,233

See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1—Organization and Significant Accounting Policies
Sound Financial Bancorp, a Maryland corporation ("Sound Financial Bancorp" or the "Company"), is the parent holding company for its wholly owned subsidiary, Sound Community Bank (the "Bank") and the Bank's wholly-owned subsidiary, Sound Community Insurance Agency, Inc. Substantially all of Sound Financial Bancorp's business is conducted through Sound Community Bank, a Washington state-chartered commercial bank. As a Washington commercial bank, the Bank's regulators are the Washington State Department of Financial Institutions ("WDFI") and the Federal Deposit Insurance Corporation ("FDIC"). The Board of Governors of the Federal Reserve System ("Federal Reserve") is the primary federal regulator for Sound Financial Bancorp. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank.
Subsequent events – The Company has evaluated subsequent events for potential recognition and disclosure. See "Note 21—Subsequent Events" for further information.
Basis of Presentation and Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the fair value of MSRs, valuations of impaired loans and OREO, and the realization of deferred taxes.
The accompanying consolidated financial statements include the accounts of Sound Financial Bancorp and its wholly-owned subsidiaries Sound Community Bank and Sound Community Insurance Agency, Inc. All significant intercompany balances and transactions between Sound Financial Bancorp and its subsidiaries have been eliminated in consolidation.
Cash and cash equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in banks and interest-bearing deposits. All have original maturities of three months or less and may exceed federally insured limits.
Investment securities – Investment securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale or (3) trading. The Company had no held-to-maturity or trading securities at December 31, 2020 or 2019. Available-for-sale securities consist of debt securities that the Company has the intent and ability to hold for an indefinite period, but not necessarily to maturity. Such securities may be sold to implement the Company's asset/liability management strategies and/or in response to changes in interest rates and similar factors. Available-for-sale securities are reported at fair value. Dividend and interest income are recognized when earned.
Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in accumulated other comprehensive income (loss) on available-for-sale securities in the consolidated balance sheets. Realized gains and losses on available-for-sale securities, determined using the specific identification method, are included in earnings. Amortization of premiums and accretion of discounts are recognized as adjustments to interest income using the interest method over the period to the earlier of call date or maturity.
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
Loans held-for-sale – To mitigate interest-rate sensitivity, from time to time, certain fixed-rate mortgage loans are identified as held-for-sale in the secondary market. Accordingly, such loans are classified as held-for-sale in the consolidated balance sheets and are carried at the lower of cost or estimated fair market value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Mortgage loans held-for-sale are generally sold with the mortgage servicing rights retained by the Company. Gains or losses on sales of loans are recognized based on the difference between the selling price and the carrying value of the related loans sold based on the specific identification method.
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
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balance adjusted for any charge-offs, allowance for loan losses, and any deferred fees or costs on origination of loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method over the contractual life of the loan for term loans or the straight-line method for open-ended loans.
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
In March 2020, the Company began offering short-term loan modifications to assist borrowers during the novel coronavirus disease 2019 ("COVID-19") pandemic. The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") and related bank regulatory guidance provides that a short-term modification made in response to COVID-19 and which meets certain criteria does not need to be placed on nonaccrual status or accounted for as a TDR, pursuant to applicable accounting and regulatory guidance until the earlier of 60 days after the national emergency termination date or January 1, 2022. At December 31, 2020, we have provided payment relief related to COVID-19 on 49 commercial loans totaling $37.2 million and 84 residential loans totaling $19.0 million, of which 40 commercial loans totaling $29.1 million and 55 residential loans totaling $14.6 million have resumed their normal loan payments, matured, or have paid-off. We continue to monitor these loans through our normal credit risk processes.
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

The allowance for loan losses is maintained at a level sufficient to provide for probable credit losses based upon evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management's continuing analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectability may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general and unallocated components.
The general component of the allowance for loan losses covers non-impaired loans and is determined using a formula-based approach. The formula first incorporates either the historical loss rates of the Company or the historical loss rates of their peer group if minimal loss history exists. This historical loss rate factor is then adjusted for qualitative factors. Qualitative factors are used to estimate losses related to factors that are not captured in the historical loss rates and are based on management’s evaluation of available internal and external data and involve significant management judgement. Qualitative factors include changes in lending standards, changes in economic conditions, changes in the nature and volume of loans, changes in lending management, changes in delinquencies, changes in the loan review system, changes in the value of collateral, the existence of concentrations, and the impact of other external factors. Finally, the general component of the allowance for loan losses is adjusted for changes in the assigned grades of loans, which include the following: pass, watch, special mention, substandard, doubtful, and loss. As loans are downgraded from watch to the lower categories, they are assigned an additional factor to account for the increased credit risk. Loan grades involve significant management judgment.
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
Mortgage servicing rights – MSRs represent the value associated with servicing residential mortgage loans, when the mortgage loans have been sold into the secondary market and the related servicing has been retained by the Company. The Company may also purchase MSRs. The value is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. The Company measures its mortgage servicing assets at fair value and reports changes in fair value through earnings under the caption fair value adjustment on MSRs in other income in the period in which the change occurs.
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
Bank-owned life insurance, net – The carrying amount of BOLI approximates its fair value, and is estimated using the cash surrender value, net of any surrender charges.
Federal Home Loan Bank stock – The Company is a member of the FHLB of Des Moines. FHLB stock represents the Company's investment in the FHLB and is carried at par value, which reasonably approximates its fair value. As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2020 and 2019, the Company's minimum required investment in FHLB stock was $877,000 and $1.2 million, respectively. Typically, the Company may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.
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
Leases – We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets and operating lease liabilities in our consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease right-of-use asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Additionally, for equipment leases, we apply a portfolio approach to effectively account for the operating lease right-of-use assets and liabilities. The Company has not entered into leases that meet the definition of a financing lease.
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
Advertising costs – The Company expenses advertising costs as they are incurred. Advertising costs, including other marketing expenses were $249,000 and $376,000 for the years ended December 31, 2020 and 2019, respectively.
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

Intangible assets – At December 31, 2020 and 2019, the Company had $128,000 and $158,000, respectively, of identifiable intangible assets included in other assets as a result of the acquisition of deposits from other institutions. These assets are amortized using the straight-line method over a period of eight to ten years and have a remaining weighted average life of 4.2 years. Management reviews intangible assets for impairment on an annual basis. No impairment losses have been recognized in the periods presented.
Employee stock ownership plan – The Company sponsors a leveraged ESOP. As shares are committed to be released, compensation expense is recorded equal to the market price of the shares, and the shares become outstanding for purposes of earnings per share calculations. Cash dividends on allocated shares (those credited to ESOP participants' accounts) are recorded as a reduction of stockholders' equity and distributed directly to participants' accounts. Cash dividends on unallocated shares (those held by the ESOP not yet credited to participants' accounts) are used to pay administrative expenses and debt service requirements of the ESOP. See "Note 14—Employee Benefits" for further information. For the calendar year 2020, the ESOP was committed to release 11,340 shares of the Company's common stock to participants and held 11,340 unallocated shares remaining to be released in 2021. Shares released on December 31, 2020 totaled 11,340 and will be credited to plan participants' accounts in 2021.
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
Earnings Per Common Share – Earnings per share is computed using the two-class method. Basic earnings per share is computed by dividing net income available to common shares by the weighted average number of common shares outstanding during the period, excluding any participating securities. Participating securities include unvested restricted shares. Unvested restricted shares are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as the holders of the Company's common stock. Diluted earnings per share is computed by dividing net income available to common stockholders adjusted for reallocation of undistributed earnings of unvested restricted shares by the weighted average number of common shares determined for the basic earnings per share plus the dilutive effect of common stock equivalents using the treasury stock method based on the average market price for the period. Some stock options are anti-dilutive and therefore are not included in the calculation of diluted earnings per share.
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

Note 2—Accounting Pronouncements Recently Issued or Adopted
On March 27, 2020, President Trump signed into law the CARES Act, which provides relief from certain accounting and financial reporting requirements under U.S. GAAP. Section 4013 of the CARES Act provides temporary relief from the accounting and reporting requirements for TDRs under Accounting Standards Codification ("ASC") 310-40 for loan modifications related to the COVID-19 pandemic. In addition, on April 7, 2020, a group of banking agencies issued an interagency statement (“Interagency Statement”) for evaluating whether loan modifications that occur in response to the COVID-19 pandemic are TDRs. The Interagency Statement was originally issued on March 22, 2020, but the banking agencies revised it to address the relationship between their TDR accounting and disclosure guidance and the TDR guidance in Section 4013 of the CARES Act. Section 4013 of the CARES Act permits the suspension of ASC 310-40 for loan modifications that are made by financial institutions in response to the COVID-19 pandemic if (1) the borrower was not more than 30 days past due as of December 31, 2019, and (2) the modifications are related to arrangements that defer or delay the payment of principal or interest, or change the interest rate on the loan. The Interagency Statement indicates that a lender can conclude that a borrower is not experiencing financial difficulty if either (1) short-term (e.g., six months) modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented, or (2) the modification or deferral program is mandated by the federal government or a state government. Accordingly, any loan modification made in response to the COVID-19 pandemic that meets either of these practical expedients would not be considered a TDR. The Company adopted this guidance effective March 27, 2020.
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
On March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform" ("Topic 848"). This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update apply to contract modifications that replace a reference rate affected by reference rate reform (including rates referenced in fallback provisions) and contemporaneous modifications of other contract terms related to the replacement of the reference rate (including contract modifications to add or change fallback provisions). The following optional expedients for applying the requirements of certain Topics or Industry Subtopics in the Codification are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: 1) Modifications of contracts within the scope of Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; 2) Modifications of contracts within the scope of Topics 840, Leases, and 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate (for example, the incremental borrowing rate) or remeasurements of lease payments that otherwise would be required under those Topics for modifications not accounted for as separate contracts; and 3) Modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic 815-15, Derivatives and Hedging— Embedded Derivatives. The amendments in this update have differing effective dates, beginning with interim period including and subsequent to March 12, 2020 through December 31, 2022. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). This ASU simplifies the accounting for income taxes by removing the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items, removing the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, and removing the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU modifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Disclosure requirements removed from FASB Subtopic 715-20 include the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, the amount and timing of plan assets expected to be returned to the employer, related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan, and, for public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic benefit costs and benefit obligation for postretirement health care benefits. Disclosure requirements added to FASB Subtopic 715-20 include the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates, and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. This ASU is effective for fiscal years ending after December 15, 2020. The adoption of ASU No. 2018-14 did not have a material impact on the Company's consolidated financial statements.
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
In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20). ASU No. 2017-08 is intended to amend the amortization period for certain purchased callable debt securities held at a premium. Under ASU No. 2017-08, the FASB is shortening the amortization period for the premium to the earliest call date. ASU 2017-08 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The adoption of ASU No. 2017-08 on January 1, 2019 did not have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which eliminates Step 2 from the goodwill impairment test. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Adoption of ASU 2017-04 is required for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 did not have a material impact on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. The FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), delaying implementation of ASU No. 2016-13 for SEC smaller reporting company filers until fiscal year beginning after December 15, 2022. The Bank meets the requirements of a smaller reporting company and will delay implementation of ASUNo. 2016-13.
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
In March 2019, FASB issued ASU No. 2019-01, Leases (Topic 842), Codification Improvements. The amendments in this ASU include guidance on determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, requiring cash received from lessors from sales-type and direct financing leases to be presented in the cash flow statement within investing activities, and clarifying interim disclosure requirements. The adoption of ASU No. 2019-01 did not have a material impact on the Company's consolidated financial statements and have provided the required annual disclosures in this report. Refer to "Note 12—Leases" for further information.

Note 3—Restricted Cash
Federal Reserve System ("Federal Reserve") regulations require that the Company maintain certain minimum reserve balances either as cash on hand or on deposit with the Federal Reserve Bank, based on a percentage of deposits. In March 2020, the Federal Reserve announced that it would be reducing the reserve requirement for all depository institutions to zero percent effective March 26, 2020. The Company' reserve balances were zero and $12.4 million at December 31, 2020 and 2019, respectively.

Note 4—Investments
The amortized cost and fair value of available-for-sale securities and the corresponding amounts of gross unrealized gains and losses at December 31, 2020 and 2019 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2020
Municipal bonds	$5,209	$204	$—	$5,413
Agency mortgage-backed securities	4,706	105	(6)	4,805
Total available-for-sale securities	$9,915	$309	$(6)	$10,218

December 31, 2019
Municipal bonds	$3,197	$173	$—	$3,370
Agency mortgage-backed securities	5,888	56	(8)	5,936
Total available-for-sale securities	$9,085	$229	$(8)	$9,306
The following table details the amortized cost and fair value of available-for-sale securities at December 31, 2020, by contractual maturity (in thousands). Expected maturities of available-for-sale securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	December 31, 2020
	Amortized Cost	Fair Value	Weighted-Average Yield
Due within one year	$228	$231	1.46%
Due in one to five years	260	273	3.80
Due after five to ten years	1,419	1,467	3.34
Due after ten years	3,302	3,442	3.40
Mortgage-backed securities	4,706	4,805	2.31
Total	$9,915	$10,218	2.84%
There were no pledged securities at December 31, 2020 and 2019. There were no sales of available-for-sale securities during the years ended December 31, 2020 and 2019.
The following tables summarize the aggregate fair value and gross unrealized loss by length of time of those investments that have been in a continuous unrealized loss position at December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$1,618	$(6)	$—	$—	$1,618	$(6)
Total	$1,618	$(6)	$—	$—	$1,618	$(6)

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$3,387	$(8)	$—	$—	$3,387	$(8)
Total	$3,387	$(8)	$—	$—	$3,387	$(8)

There were no credit losses recognized in earnings during the years ended December 31, 2020 and 2019 relating to the Company's securities.
At December 31, 2020, the securities portfolio consisted of 16 agency mortgage-backed securities and 10 municipal securities with a fair value of $10.2 million. At December 31, 2019, the securities portfolio consisted of 13 agency mortgage-backed securities and eight municipal bonds with a fair value of $9.3 million. At December 31, 2020, there were six agency securities in an unrealized loss position for less than 12 months, and there were no securities in an unrealized loss position for more than 12 months. At December 31, 2019, there were five securities in an unrealized loss position for less than 12 months, and there were no municipal securities in an unrealized loss position for more than 12 months. For both the 2020 and 2019 periods, the unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. The unrealized losses on these investments are not considered OTTI losses during the years ended December 31, 2020 and 2019, because the decline in fair value is not attributable to credit quality and because we do not intend, and it is not likely that we will be required, to sell these securities before recovery of their amortized cost basis.

Note 5—Loans
The composition of the loan portfolio, excluding loans held-for-sale, at December 31, 2020 and 2019 is as follows (in thousands):

	December 31,
	2020	2019
Real estate loans:
One-to-four family	$130,657	$149,393
Home equity	16,265	23,845
Commercial and multifamily	265,774	261,268
Construction and land	62,752	75,756
Total real estate loans	475,448	510,262
Consumer loans:
Manufactured homes	20,941	20,613
Floating homes	39,868	43,799
Other consumer	15,024	8,302
Total consumer loans	75,833	72,714
Commercial business loans	64,217	38,931
Total loans	615,498	621,907
Deferred fees	(2,135)	(2,020)
Total loans, gross	613,363	619,887
Allowance for loan losses	(6,000)	(5,640)
Total loans, net	$607,363	$614,247
The Company was automatically authorized to participate in the Small Business Administration'ss Paycheck Protection Program ("PPP") as a qualified U.S. SBA lender. At December 31, 2020, the Bank had funded PPP loans totaling $74.8 million, $43.3 million of which remained outstanding and are included in commercial business loans above.
The following table presents the balance in the allowance for loan losses and the unpaid principal balance in loans, net of partial charge-offs by portfolio segment and based on impairment method at December 31, 2020 (in thousands):

	Allowance: Individually Evaluated for Impairment	Allowance: Collectively Evaluated for Impairment	Ending Balance	Loans Held for Investment: Individually Evaluated for Impairment	Loans Held for Investment: Collectively Evaluated for Impairment	Ending Balance
One-to-four family	$165	$898	$1,063	$3,705	$126,952	$130,657
Home equity	14	133	147	293	15,972	16,265
Commercial and multifamily	—	2,370	2,370	353	265,421	265,774
Construction and land	6	572	578	77	62,675	62,752
Manufactured homes	163	366	529	265	20,676	20,941
Floating homes	—	328	328	518	39,350	39,868
Other consumer	30	258	288	114	14,910	15,024
Commercial business	—	291	291	615	63,602	64,217
Unallocated	—	406	406	—	—	—
Total	$378	$5,622	$6,000	$5,940	$609,558	$615,498

The following table presents the balance in the allowance for loan losses and the unpaid principal balance in loans, net of partial charge-offs by portfolio segment and based on impairment method at December 31, 2019 (in thousands):

	Allowance: Individually Evaluated for Impairment	Allowance: Collectively Evaluated for Impairment	Ending Balance	Loans Held for Investment: Individually Evaluated for Impairment	Loans Held for Investment: Collectively Evaluated for Impairment	Ending Balance
One-to-four family	$205	$915	$1,120	$8,620	$140,773	$149,393
Home equity	25	153	178	335	23,510	23,845
Commercial and multifamily	—	1,696	1,696	353	260,915	261,268
Construction and land	7	485	492	1,215	74,541	75,756
Manufactured homes	349	131	480	440	20,173	20,613
Floating homes	—	283	283	290	43,509	43,799
Other consumer	54	58	112	143	8,159	8,302
Commercial business	84	247	331	997	37,934	38,931
Unallocated	—	948	948	—	—	—
Total	$724	$4,916	$5,640	$12,393	$609,514	$621,907
The following table summarizes the activity in the allowance for loan losses for the year ended December 31, 2020 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	(Recapture)/ Provision	Ending Allowance
One-to-four family	$1,120	$(20)	$63	$(100)	$1,063
Home equity	178	(2)	46	(75)	147
Commercial and multifamily	1,696	—	—	674	2,370
Construction and land	492	—	—	86	578
Manufactured homes	480	—	2	47	529
Floating homes	283	—	—	45	328
Other consumer	112	(48)	14	210	288
Commercial business	331	(620)	—	580	291
Unallocated	948	—	—	(542)	406
	$5,640	$(690)	$125	$925	$6,000
The following table summarizes the activity in the allowance for loan losses for the year ended December 31, 2019 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	(Recapture)/ Provision	Ending Allowance
One-to-four family	$1,314	$—	$6	$(200)	$1,120
Home equity	202	—	10	(34)	178
Commercial and multifamily	1,638	—	—	58	1,696
Construction and land	431	—	—	61	492
Manufactured homes	427	—	—	53	480
Floating homes	265	—	—	18	283
Other consumer	112	(52)	24	28	112
Commercial business	356	—	3	(28)	331
Unallocated	1,029	—	—	(81)	948
	$5,774	$(52)	$43	$(125)	$5,640

Credit Quality Indicators. Federal regulations provide for the classification of lower quality assets as substandard, doubtful or loss. An asset is considered substandard if it is inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in assets classified substandard with the added characteristic that the weaknesses make collection or liquidation of the assets in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without establishment of a specific loss reserve is not warranted.
When the Company classifies problem loans as either substandard or doubtful, it may establish a specific allowance in an amount we deem prudent to address the risk specifically (if the loan is impaired) or it may allow the loss to be addressed in the general allowance (if the loan is not impaired). General allowances represent loss reserves which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When the Company classifies problem loans as a loss, it charges-off such loans in the period in which they are deemed uncollectible. Assets that do not currently expose the Company to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are classified as either watch or special mention loans. Determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC, the Bank's federal regulator, and the WDFI, the Bank's state banking regulator, both of whom can order the establishment of additional loss allowances. Pass rated loans are loans that are not otherwise classified or criticized.
The following table represents the internally assigned grades at December 31, 2020, by type of loan (in thousands):

	One-to-four Family	Home Equity	Commercial and Multifamily	Construction and Land	Manufactured Homes	Floating Homes	Other Consumer	Commercial Business	Total
Grade:
Pass	$113,185	$15,556	$228,652	$44,360	$19,606	$38,746	$15,000	$56,743	$531,848
Watch	15,142	245	22,945	13,808	1,115	604	—	5,202	59,061
Special Mention	—	—	10,813	3,939	—	—	—	310	15,062
Substandard	2,330	464	3,364	645	220	518	24	1,962	9,527
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$130,657	$16,265	$265,774	$62,752	$20,941	$39,868	$15,024	$64,217	$615,498
The following table represents the internally assigned grades at December 31, 2019, by type of loan (in thousands):

	One-to-four Family	Home Equity	Commercial and Multifamily	Construction and Land	Manufactured Homes	Floating Homes	Other Consumer	Commercial Business	Total
Grade:
Pass	$138,900	$23,206	$256,139	$68,268	$20,204	$43,509	$8,250	$35,347	$593,823
Watch	—	—	217	2,634	124	—	—	378	3,353
Special Mention	2,484	—	2,178	3,677	—	—	—	1,649	9,988
Substandard	8,009	639	2,734	1,177	285	290	52	1,557	14,743
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$149,393	$23,845	$261,268	$75,756	$20,613	$43,799	$8,302	$38,931	$621,907
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

The following table presents the recorded investment in nonaccrual loans at December 31, 2020 and 2019, by type of loan (in thousands):

	December 31,
	2020	2019
One-to-four family	$1,668	$2,090
Home equity	156	261
Commercial and multifamily	353	353
Construction and land	40	1,177
Manufactured homes	149	226
Floating homes	518	290
Commercial business	—	260
Total	$2,884	$4,657
The following table represents the aging of the recorded investment in past due loans (excluding COVID-19 modified loans) at December 31, 2020, by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$498	$362	$1,407	$—	$2,267	$128,390	$130,657
Home equity	102	—	112	—	214	16,051	16,265
Commercial and multifamily	—	—	353	—	353	265,421	265,774
Construction and land	690	—	40	—	730	62,022	62,752
Manufactured homes	159	74	149	—	382	20,559	20,941
Floating homes	—	269	249	—	518	39,350	39,868
Other consumer	15	1	—	—	16	15,008	15,024
Commercial business	583	—	—	—	583	63,634	64,217
Total	$2,047	$706	$2,310	$—	$5,063	$610,435	$615,498
The following table represents the aging of the recorded investment in past due loans at December 31, 2019, by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$789	$105	$1,810	$—	$2,704	$146,689	$149,393
Home equity	81	161	197	—	439	23,406	23,845
Commercial and multifamily	1,742	—	353	—	2,095	259,173	261,268
Construction and land	3,340	1,100	50	—	4,490	71,266	75,756
Manufactured homes	324	43	125	—	492	20,121	20,613
Floating homes	297	250	290	—	837	42,962	43,799
Other consumer	19	2	—	—	21	8,281	8,302
Commercial business	226	—	162	—	388	38,543	38,931
Total	$6,818	$1,661	$2,987	$—	$11,466	$610,441	$621,907

Nonperforming Loans. Loans are considered nonperforming when they are placed on nonaccrual.
The following table represents the credit risk profile based on payment activity at December 31, 2020, by type of loan (in thousands):

	One-to-four Family	Home Equity	Commercial and Multifamily	Construction and Land	Manufactured Homes	Floating Homes	Other Consumer	Commercial Business	Total
Performing	$128,989	$16,109	$265,421	$62,712	$20,792	$39,350	$15,024	$64,217	$612,614
Nonperforming	1,668	156	353	40	149	518	—	—	2,884
Total	$130,657	$16,265	$265,774	$62,752	$20,941	$39,868	$15,024	$64,217	$615,498
The following table represents the credit risk profile based on payment activity at December 31, 2019, by type of loan (in thousands):

	One-to-four Family	Home Equity	Commercial and Multifamily	Construction and Land	Manufactured Homes	Floating Homes	Other Consumer	Commercial Business	Total
Performing	$147,303	$23,584	$260,915	$74,579	$20,387	$43,509	$8,302	$38,671	$617,250
Nonperforming	2,090	261	353	1,177	226	290	—	260	4,657
Total	$149,393	$23,845	$261,268	$75,756	$20,613	$43,799	$8,302	$38,931	$621,907
Impaired Loans. A loan is considered impaired when it is determined that the Company may not be able to collect payments of principal or interest when due under the terms of the loan. In the process of identifying loans as impaired, the Company takes into consideration factors which include payment history and status, collateral value, financial condition of the borrower, and the probability of collecting scheduled payments in the future. Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired. The significance of payment delays and shortfalls is considered on a case-by-case basis, after taking into consideration the totality of circumstances surrounding the loan and the borrower, including payment history. Impairment is measured on a loan-by-loan basis for all loans in the portfolio. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the allowance for loan losses.
Impaired loans at December 31, 2020 and 2019, by type of loan were as follows (in thousands):

	December 31, 2020
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$3,791	$2,392	$1,313	$3,705	$165
Home equity	293	156	137	293	14
Commercial and multifamily	353	353	—	353	—
Construction and land	77	40	37	77	6
Manufactured homes	268	47	218	265	163
Floating homes	518	518	—	518	—
Other consumer	114	—	114	114	30
Commercial business	615	615	—	615	—
Total	$6,029	$4,121	$1,819	$5,940	$378

	December 31, 2019
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$8,748	$7,236	$1,384	$8,620	$205
Home equity	335	256	79	335	25
Commercial and multifamily	353	353	—	353	—
Construction and land	1,215	1,177	38	1,215	7
Manufactured homes	445	46	394	440	349
Other consumer	143	—	143	143	54
Commercial business	997	714	283	997	84
Total	$12,526	$10,072	$2,321	$12,393	$724
The following table provides the average recorded investment and interest income on impaired loans for the year ended December 31, 2020 and 2019, by type of loan (in thousands):

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to-four family	$6,067	$175	$4,788	$280
Home equity	332	17	1,109	19
Commercial and multifamily	398	19	888	19
Construction and land	479	4	462	156
Manufactured homes	366	24	456	39
Floating homes	429	30	58	16
Other consumer	130	5	155	8
Commercial business	1,062	19	1,082	56
Total	$9,263	$293	$8,998	$593

Forgone interest on nonaccrual loans was $168,000 and $370,000 for the year ended December 31, 2020 and 2019, respectively.
Troubled debt restructurings. TDRs, accounted for under ASC 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. Once a TDR has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, we remove the TDR from nonperforming status. Loans classified as TDRs totaled $3.2 million and $7.9 million at December 31, 2020 and 2019, respectively, and are included in impaired loans. The Company has granted, in its TDRs, a variety of concessions to borrowers in the form of loan modifications. The modifications granted can generally be described in the following categories:
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
There were four loans totaling $795,000, that were modified as a TDR during the year ended December 31, 2020. The following TDR loans were paid off during the year ended December 31, 2020: five one-to-four family residential loans totaling $5,236,000 and one manufactured home loan totaling $40,000.

There was one TDR totaling $161,000 for which there was a payment default within the first 12 months of modification during the year ended December 31, 2020. There was one TDR totaling $49,000 for which there was a payment default within the first 12 months of modification during the year ended December 31, 2019.
There was one commercial business TDR loan totaling $97,000 that was charged off during the year ended December 31, 2020.
The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified into TDRs.
In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act and related bank regulatory guidance provides that a short-term modification made in response to COVID-19 and which meets certain criteria does not need to be placed on nonaccrual status or accounted for as a TDR, pursuant to applicable accounting and regulatory guidance until the earlier of 60 days after the national emergency termination date or January 1, 2022. At December 31, 2020, we have provided payment relief related to COVID-19 on 49 commercial loans totaling $37.2 million and 84 residential loans totaling $19.0 million, of which 40 commercial loans totaling $29.1 million and 55 residential loans totaling $14.6 million have resumed their normal loan payments, matured, or have paid-off. We continue to monitor these loans through our normal credit risk processes. See “Note 2—Accounting Pronouncements Recently Issued or Adopted.”
In the ordinary course of business, the Company makes loans to its employees, officers and directors. Certain loans to employees, officers and directors are offered at discounted rates as compared to other clients as permitted by federal regulations. Employees, officers, and directors are eligible for mortgage loans with an adjustable rate that resets annually to 1.0% - 1.5% over the Bank's rolling cost of funds. Employees, officers and directors are also eligible for consumer loans that are 1.00% below the market loan rate at the time of origination. Director and officer loans are summarized as follows (in thousands):

	December 31,
	2020	2019
Balance, beginning of period	$3,225	$3,370
Advances	196	88
New / (reclassified) loans, net	1,233	515
Repayments	(659)	(748)
Balance, end of period	$3,995	$3,225
At December 31, 2020 and 2019, loans totaling $11.8 million and $19.9 million, respectively, represented real estate secured loans that had current loan-to-value ratios above supervisory guidelines.

Note 6—Mortgage Servicing Rights
The Company’s MSR portfolio totaled $488.7 million at December 31, 2020, compared to $377.3 million at December 31, 2019. Of this total balance, the unpaid principal balance of loans serviced for Federal National Mortgage Association (“Fannie Mae”) at December 31, 2020 and 2019 was $481.6 million and $363.3 million, respectively. The unpaid principal balances of loans serviced for other financial institutions at December 31, 2020 and 2019, totaled $7.1 million and $14.0 million, respectively. Loans serviced for Fannie Mae and others are not included in the Company’s financial statements as they are not assets of the Company.

A summary of the change in the balance of mortgage servicing assets at December 31, 2020 and 2019 were as follows (in thousands):

	December 31,
	2020	2019
Beginning balance, at fair value	$3,239	$3,414
Servicing rights that result from transfers and sale of financial assets	2,398	585
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(1,857)	(760)
Ending balance, at fair value	$3,780	$3,239
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	December 31,
	2020	2019
Prepayment speed (Public Securities Association "PSA" model)	247%	187%
Weighted-average life	5.2 years	6.2 years
Yield to maturity discount rate	10.0%	12.5%
The amount of contractually specified servicing, late and ancillary fees earned on the mortgage servicing rights are included in mortgage servicing income on the Consolidated Statements of Income and totaled $1.0 million for each of the years ended December 31, 2020 and 2019.
See "Note 1—Organization and Significant Accounting Policies" and "Note 11— Fair Measurements" for additional information on MSRs.

Note 7—Premises and Equipment
Premises and equipment at December 31, 2020 and 2019 are summarized as follows (in thousands):

	December 31,
	2020	2019
Land	$920	$920
Buildings and improvements	6,944	7,067
Furniture and equipment	5,694	5,163
	13,558	13,150
Less: Accumulated depreciation and amortization	(7,288)	(6,383)
Premises and equipment, net	$6,270	$6,767
Depreciation and amortization expense was $905,000 and $931,000 for the years ended December 31, 2020 and 2019, respectively.
The Company leases office space in several buildings as well as certain equipment. See "Note 12—Leases" for additional information on our leased facilities and equipment.

Note 8—Other Real Estate Owned and Repossessed Assets
The following table presents activity related to OREO and other repossessed assets for the periods shown (in thousands):

	Year Ended December 31,
	2020	2019
Beginning balance, January 1	$575	$575
Additions to OREO and repossessed assets	19	494
Sales	—	(473)
Write-downs/Losses	—	(21)
Ending balance, December 31	$594	$575

Note 9—Deposits
A summary of deposit accounts with the corresponding weighted-average cost of funds at December 31, 2020 and 2019, are presented below (dollars in thousands):

	December 31, 2020		December 31, 2019
	Deposit Balance	Wtd. Avg Rate	Deposit Balance	Wtd. Avg Rate
Noninterest-bearing demand	$129,299	—%	$94,973	—%
Interest-bearing demand	230,492	0.44	159,774	0.54
Savings	83,778	0.27	57,936	0.33
Money market	65,748	0.39	50,337	0.49
Certificates	235,473	2.43	251,387	2.23
Escrow (1)	3,191	—	2,311	—
Total	$747,981	1.01%	$616,718	1.16%
(1)Escrow balances shown in noninterest-bearing deposits on the Consolidated Balance Sheets.
Scheduled maturities of time deposits at December 31, 2020, are as follows (in thousands):

Year Ending December 31,	Amount
2021	$180,352
2022	28,137
2023	20,485
2024	2,024
Thereafter	4,475
$235,473
Savings, demand, and money market accounts have no contractual maturity. Certificates of deposit have maturities of five years or less.
The aggregate amount of time deposits in denominations of more than $250,000 at December 31, 2020 and 2019, totaled $79.9 million and $78.3 million, respectively. Deposits in excess of $250,000 are not federally insured. There were zero and $8.0 million of brokered deposits outstanding at December 31, 2020 and 2019, respectively.
Deposits from related parties held by the Company were $6.4 million and $2.9 million at December 31, 2020 and 2019, respectively.

Note 10—Borrowings, FHLB Stock and Subordinated Notes
The Company utilizes a loan agreement with the FHLB of Des Moines, the terms of which call for a blanket pledge of a portion of the Company's mortgage and commercial and multifamily portfolios based on the outstanding balance. At December 31, 2020 and 2019, the maximum amount available to borrow under this credit facility was $390.5 million and $321.9 million, respectively, subject to eligible pledged collateral. At December 31, 2020, the credit facility was collateralized as follows: one-to-four family mortgage loans with an advance equivalent of $103.6 million, commercial and multifamily mortgage loans with an advance equivalent of $128.9 million and home equity loans with an advance equivalent of $2.8 million. At December 31, 2019, the credit facility was collateralized as follows: one-to-four family mortgage loans with an advance equivalent of $111.4 million, commercial and multifamily mortgage loans with an advance equivalent of $126.1 million and home equity loans with an advance equivalent of $6.9 million. The Company had no outstanding borrowings under this arrangement at December 31, 2020 and outstanding borrowings of $7.5 million at December 31, 2019. The weighted-average interest rate of the Company's borrowings under this agreement was 3.10% and 3.05% for the years ended December 31, 2020 and 2019, respectively. The maximum amount outstanding from FHLB advances during 2020 was $10.1 million and during 2019 was $72.8 million. The average balance outstanding was $7.1 million during 2020 and $24.4 million during 2019.
Additionally, the Company had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $21.6 million and $19.1 million at December 31, 2020 and 2019, respectively, to secure public deposits. At December 31, 2020 and 2019, the remaining amount available to borrow from the FHLB of Des Moines was $213.7 million and $217.8 million, respectively.
As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in the FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances. At December 31, 2020 and 2019, the Company had an investment of $877,000 and $1.2 million, respectively, in FHLB of Des Moines stock.
The Company participates in the Federal Reserve Bank Borrower-in-Custody program, which gives the Company access to the discount window and, beginning in 2020, the Paycheck Protection Program Liquidity Facility ("PPPLF"). The terms of both programs call for a pledge of specific assets. The Company pledges commercial and consumer loans as collateral for this borrower-in-custody line of credit and PPP loans for the PPPLF. The Company had unused borrowing capacity of $23.6 million and $41.7 million under the borrower-in-custody program at December 31, 2020 and 2019 and $43.3 million under the PPPLF at December 31, 2020. The Company had no outstanding borrowings under either program at December 31, 2020 and 2019.
The Company has access to an unsecured Fed Funds line of credit from the Pacific Coast Banker's Bank. The line has a one-year term maturing on June 30, 2021 and is renewable annually. At December 31, 2020, the amount available under this line of credit was $10.0 million. There was no balance on this line of credit at December 31, 2020 and 2019, respectively.
The Company has access to an unsecured Fed Funds line of credit from The Independent Bank. At December 31, 2020, the amount available under this line of credit was $10.0 million. The agreement may be terminated by either party. There was no balance on this line of credit at December 31, 2020 and 2019, respectively.
The Company completed a private placement of $12.0 million in aggregate principal of 5.25% Fixed-to-Floating Rate Subordinated Notes (the "subordinated notes") due 2030 resulting in net proceeds, after placement fees and offering expenses, of approximately $11.6 million during the quarter ended September 30, 2020. The subordinated notes have a stated maturity of October 1, 2030 and bear interest at a fixed rate of 5.25% per year until October 1, 2025. From October 1, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term secured overnight financing rate (“SOFR”), plus 513 basis points. As provided in the subordinated notes, the interest rate on the subordinated notes during the applicable floating rate period may be determined based on a rate other than three-month term SOFR. Prior to October 1, 2025, the Company may redeem the subordinated notes, in whole but not in part, only under certain limited circumstances set forth in the subordinated notes. On or after October 1, 2025, the Company may redeem the subordinated notes, in whole or in part, at its option, on any interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the subordinated notes being redeemed, together with any accrued and unpaid interest on the subordinated notes being redeemed to but excluding the date of redemption.

Note 11—Fair Value Measurements
The Company determines the fair values of its financial instruments based on the requirements established in ASC 820, Fair Value Measurements, which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. The Company’s fair values for financial instruments at December 31, 2020 were determined based on these requirements.
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
Loans Held-for-Sale - Residential mortgage loans held-for-sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government-sponsored enterprises. At December 31, 2020 and 2019, loans held-for-sale were carried at cost, as no impairment was required.
Loans Held for Portfolio - The estimated fair value of loans held for portfolio consists of a credit adjustment to reflect the estimated adjustment to the carrying value of the loans due to credit-related factors and a yield adjustment, to reflect the estimated adjustment to the carrying value of the loans due to a differential in yield between the portfolio loan yields and estimated current market rate yields on loans with similar characteristics. The estimate fair value of loans-held-for-portfolio reflect exit price assumptions. The liquidity premiums/discounts are part of the valuation for exit pricing.
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
Subordinated Notes- The fair value of subordinated notes t is estimated using discounted cash flows based on current lending rates for similar long-term debt instruments with similar terms and remaining time to maturity.
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
Off-Balance Sheet Financial Instruments - The fair value for the Company's off-balance sheet loan commitments is estimated based on fees charged to others to enter into similar agreements taking into account the remaining terms of the agreements and credit standing of the Company's clients. The estimated fair value of these commitments is not significant.

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether or not recognized or recorded at fair value as December 31, 2020 and 2019 (in thousands):

	December 31, 2020		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$193,828	$193,828	$193,828	$—	$—
Available for sale securities	10,218	10,218	—	10,218	—
Loans held-for-sale	11,604	11,604	—	11,604	—
Loans held for portfolio, net	607,363	608,575	—	—	608,575
Mortgage servicing rights	3,780	3,780	—	—	3,780
FHLB Stock	877	877	—	877	—
FINANCIAL LIABILITIES:
Non-maturity deposits	512,507	512,507	—	512,507	—
Time deposits	235,474	238,629	—	238,629	—
Subordinated notes	11,592	11,592	—	11,592	—

	December 31, 2019		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$55,770	$55,770	$55,770	$—	$—
Available for sale securities	9,306	9,306	—	9,306	—
Loans held-for-sale	1,063	1,063	—	1,063	—
Loans held for portfolio, net	614,247	622,147	—	—	622,147
Mortgage servicing rights	3,239	3,239	—	—	3,239
FHLB Stock	1,160	1,160	—	1,160	—
FINANCIAL LIABILITIES:
Non-maturity deposits	365,331	365,331	—	365,331	—
Time deposits	251,387	255,261	—	255,261	—
Borrowings	7,500	7,500	—	7,500	—

The following tables present the balance of assets measured at fair value on a recurring basis at December 31, 2020 and 2019 (in thousands):

	Fair Value at December 31, 2020
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$5,413	$—	$5,413	$—
Agency mortgage-backed securities	4,805	—	4,805	—
Mortgage servicing rights	3,780	—	—	3,780

	Fair Value at December 31, 2019
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$3,370	$—	$3,370	$—
Agency mortgage-backed securities	5,936	—	5,936	—
Mortgage servicing rights	3,239	—	—	3,239

For the years ended December 31, 2020 and 2019, there were no transfers between Level 1 and Level 2 or between Level 2 and Level 3.
The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2020:

Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	178%-276% (247%)
		Discount rate	10%-12% (10%)
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
There were no assets or liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2020 and 2019.

Mortgage servicing rights are measured at fair value using significant unobservable input (Level 3) on a recurring basis and a reconciliation of this asset can be found in "Note 6—Mortgage Servicing Rights."
The following table presents the balance of assets measured at fair value on a nonrecurring basis and the total losses resulting from these fair value adjustments (in thousands):

	Fair Value at December 31, 2020
Description	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$594	$—	$—	$594
Impaired loans	5,940	—	—	5,940

	Fair Value at December 31, 2019
Description	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$575	$—	$—	$575
Impaired loans	12,393	—	—	12,393
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at December 31, 2020 or December 31, 2019.

The following table provides a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at December 31, 2020:

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

Note 12—Leases
We have operating leases for branch locations, loan production offices, our corporate office and certain equipment. The lease term for our leases begins on the date we become legally obligated for the rent payments or we take possession of the building, whichever is earlier. Generally, our real estate leases have initial terms of three to 10 years and typically include one renewal option. Our leases have remaining lease terms of one to nine years. The operating leases require us to pay property taxes and operating expenses for the properties.
The following table represents the Consolidated Balance Sheet classification of the Company’s right of use assets and lease liabilities (in thousands):

	December 31,
	2020	2019
Operating lease right-of-use assets	$6,722	$7,641
Operating lease liabilities	7,134	8,010
The following table represents the components of lease expense (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease expense:
Office leases	$1,160	$1,223
Equipment leases	10	20
Sublease income	(12)	(12)
Net lease expense	$1,158	$1,231

The following table represents the maturity of lease liabilities:

	December 31, 2020		December 31, 2019
	Office Leases	Equipment Leases	Office Leases	Equipment Leases
Operating Lease Commitments
2020	$—	$—	$1,097	$8
2021	1,042	20	1,042	—
2022	1,016	9	1,016	—
2023	989	—	989	—
2024	968	—	968	—
Thereafter	3,897	—	3,897	—
Total lease payments	7,912	29	9,009	8
Less: Present value discount	807	—	1,007	—
Present value of lease liabilities	$7,105	$29	$8,002	$8
Lease term and discount rate by lease type consist of the following:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term:
Office leases	7.9 years	8.7 years
Equipment leases	1.4 years	0.4 years
Weighted-average discount rate (annualized):
Office leases	2.66%	2.64%
Equipment leases	1.62%	1.62%
Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows
Office leases	$1,097	$1,099
Equipment leases	20	20

Note 13—Earnings Per Share
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

Earnings per share are summarized for the periods presented in the following table (in thousands, except per share data):

	Year Ended December 31,
	2020	2019
Net income	$8,937	$6,679
Weighted average number of shares outstanding, basic	2,563	2,527
Effect of potentially dilutive common shares	30	56
Weighted average number of shares outstanding, diluted	2,593	2,583
Earnings per share, basic	$3.46	$2.63
Earnings per share, diluted	$3.42	$2.57
There were no anti-dilutive securities at December 31, 2020 or 2019.

Note 14—Employee Benefits
The Company has a 401(k) retirement plan that allows employees to defer a portion of their salary into the 401(k) plan. The Company matches a portion of employees' salary deferrals. 401(k) costs are accrued and funded on a current basis. The Company contributed $217,000 and $180,000 to the plan for the years ended December 31, 2020 and 2019, respectively.
The Bank maintains a deferred compensation account for the benefit of Ms. Stewart, established in 1994 in connection with an incentive plan which is no longer active. Ms. Stewart was fully vested in her benefits under this plan as of January 2005. Pursuant to the terms of the plan, payments in an amount equal to the fair market value of the assets in the deferred compensation account shall be made to Ms. Stewart (or to her designated beneficiary in the event of her death) in 120 equal monthly installments commencing on the last day of the month following the month in which her employment with the Bank is terminated. In the event of the death of Ms. Stewart and her designated beneficiary prior to the account being fully paid, the remaining value of the account shall be paid in a lump sum to the beneficiary’s estate. The assets in the deferred compensation account consist of cash which is held in a certificate of deposit at the Bank and earns interest at market rates. At December 31, 2020, the amounts held in the certificates of deposit at the Bank were $109,000, compared to $106,000 at December 31, 2019.
The Bank maintains a nonqualified deferred compensation plan (the “NQDC Plan”), which was effective on January 1, 2017. The purpose of the NQDC Plan is to provide a select group of management or highly-compensated employees of the Bank with an opportunity to defer the receipt of up to eighty percent (80%) of their annual base salary, bonus, performance-based compensation and any commission income and to assist the Company in attracting, retaining and motivating employees of high caliber and experience. In addition to elective deferrals, the Bank may make discretionary and other contributions to be credited to the account of any or all participants, subject to the vesting requirements set forth in the NQDC Plan. Discretionary contributions by the Bank become 100% vested upon the completion of three years of service from a participant’s effective date of participation in the NQDC Plan (with accelerated vesting upon death, disability or a change in control), while other Bank contributions (including matching contributions) vest at the rate of 20% per year, beginning with the participant’s two-year anniversary of his or her date of hire. During the years ended December 31, 2020, and 2019, the Bank made discretionary contributions to the NQDC Plan in the amount of $90,000 and $90,000, respectively.
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
Under the terms of SERP 2, as amended, upon Ms. Stewart's termination of employment with Sound Community Bank for any reason other than death, she will be entitled to receive additional retirement benefits of $96,390 per year for life commencing on the first day of the month following the later of age 70 or her separation from service (as defined in SERP 2) from Sound Community Bank. In the event of Ms. Stewart's death, her beneficiary will be entitled to a single lump sum payment within 90 days thereafter in an amount equal to the account value as of the death benefit valuation date, or approximately $1.1 million at December 31, 2020. If a change in control occurs (as defined in SERP 2), Ms. Stewart will receive her full retirement benefit under SERP 2 commencing upon the first day of the month following her separation from service from Sound Community Bank.
Confidentiality, Non-Competition, and Non-Solicitation Agreement.
On December 13, 2019, the Bank entered into an Amended and Restated Confidentiality, Non-competition, and Non-solicitation Agreement (the “Amended Non-Compete Agreement”) with Ms. Stewart.
The Amended Non-Compete Agreement provides that the term of the non-compete and non-solicitation periods applicable to Ms. Stewart is a fixed period of 18 months following the date of Ms. Stewart’s separation from service with the Company and the Bank (the “Restricted Period”). Under the terms of the Amended Non-compete Agreement, upon Ms. Stewart's termination of employment by the Bank for cause or voluntarily by Ms. Stewart (other than for good reason), Ms. Stewart will be entitled to receive a bi-monthly payment, in an amount equal to $3,542, which amount shall be paid in equal bi-monthly payments during the Restricted Period beginning on the fifth day of the month following her separation from service with the Bank. Upon Ms. Stewart’s termination of employment with the Bank for any reason other than set forth in the preceding sentence, she will be entitled to receive an amount equal to 150% of her then-base salary plus the average of her past three years short term bonus pay, or approximately $804,000 at December 31, 2020, payable in 12 monthly installments beginning on the first day of the month following her termination. If Ms. Stewart breaches any of the covenants contained in the Amended Non-compete Agreement, her right to any of the payments specified above after the date of the breach shall be forever forfeited. Notwithstanding the foregoing, under her Amended Non-compete Agreement, if Ms. Stewart’s employment with the Bank is involuntarily terminated or she terminates her employment with the Bank for good reason at any time within 24 months following a change in control, Ms. Stewart will be entitled to receive an amount equal to 150% of her then-base salary plus the average of her past three years short term bonus, payable in a lump sum.
Stock Options and Restricted Stock
The Company currently has one active stockholder approved equity incentive plan, the Amended and Restated 2013 Equity Incentive Plan (the "2013 Plan"). The 2013 Plan permits the grant of restricted stock, restricted stock units, stock options, and stock appreciation rights. The equity incentive plan approved by stockholders in 2008 (the "2008 Plan") expired in November 2018 and no further awards may be made under the 2008 Plan; provided, however, all awards outstanding under the 2008 Plan remain outstanding in accordance with their terms. Under the 2013 Plan, 181,750 shares of common stock were approved for awards for stock options and stock appreciation rights and 116,700 shares of common stock were approved for awards for restricted stock and restricted stock units.
At December 31, 2020, on an adjusted basis, awards for stock options totaling 260,864 shares and awards for restricted stock totaling 133,923 shares of Company common stock have been granted in the aggregate, net of any forfeitures, under the 2008 Plan and 2013 Plan to participants. During the years ended December 31, 2020 and 2019, share-based compensation expense totaled $338,000 and $267,000, respectively.

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
The following is a summary of the Company's stock option plan award activity during the period ended December 31, 2020:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at January 1, 2020	121,260	$20.80	5.33	$1,842,687
Granted	8,225	36.26
Exercised	(19,413)	17.22
Forfeited	(2,360)	29.62
Expired	(6,733)	28.96
Outstanding at December 31, 2020	100,979	22.00	4.71	1,045,041
Exercisable	87,513	20.01	4.12	1,045,041
Expected to vest, assuming a 0% forfeiture rate over the vesting term	13,466	$34.95	8.52	$—
At December 31, 2020, there was $73,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.6 years.
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The fair value of options granted in 2020 and 2019 were determined using the following weighted-average assumptions as of the grant date.

	2020	2019
Annual dividend yield	1.60%	1.72%
Expected volatility	21.67%	21.68%
Risk-free interest rate	1.38%	2.64%
Expected term	6.50 years	6.50 years
Weighted-average grant date fair value per option granted	$7.14	$7.24
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

The following is a summary of the Company's non-vested restricted stock awards for the year ended December 31, 2020:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-vested at January 1, 2020	12,290	$33.32
Granted	13,600	36.26
Vested	(6,861)	34.61
Forfeited	(1,915)	34.25
Expired	—	—
Non-vested at December 31, 2020	17,114	35.03	$31.75
Expected to vest assuming a 0% forfeiture rate over the vesting term	17,114	$35.03	$31.75
At December 31, 2020, there was $440,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plan. The cost is expected to be recognized over the weighted-average vesting period of 2.6 years. The total fair value of shares vested for the years ended December 31, 2020 and 2019 was $237,000 and $118,000, respectively.
Employee Stock Ownership Plan
In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company, which was paid in full in 2017. In August 2012, in conjunction with the Company's conversion to a full stock company from the mutual holding company structure, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company. The loan for $1.1 million is being repaid principally by the Bank through contributions to the ESOP over a period of 10 years. The interest rate on the loan is fixed at 2.25%, per annum. At December 31, 2020, the remaining balance of the ESOP loan was $126,000.
Neither the loan balance nor the related interest expense is reflected on the consolidated financial statements.
For the each of calendar years 2020 and 2019, the ESOP was committed to release 11,340 shares of the Company's common stock to participants. The ESOP held 11,340 unallocated shares remaining to be released in 2021. The funds to purchase shares in the ESOP come from contributions the Bank makes twice a year to the Plan. For the year ended December 31, 2020, the ESOP trustee purchased 10,483 shares of the Company's common stock for inclusion in the Plan. The number of allocated shares was 139,678 and 143,331 at December 31, 2020 and 2019, respectively. The fair value of the 145,554 restricted shares held by the ESOP trust was $4.6 million at December 31, 2020. ESOP compensation expense included in salaries and benefits was $606,000 and $627,000 for the years ended December 31, 2020 and 2019, respectively.

Note 15—Income Taxes
The provision for income taxes at December 31, 2020 and 2019 was as follows (in thousands):

	December 31,
	2020	2019
Current	$2,036	$1,918
Deferred	355	(267)
Total tax expense	$2,391	$1,651

A reconciliation of the provision for income taxes for the years ended December 31, 2020 and 2019, with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes, is as follows (dollars in thousands):

	Year Ended December 31,
	2020	2019
Provision at statutory rate	$2,380	$1,749
Tax-exempt income	(186)	(174)
Other	197	76
	$2,391	$1,651
Federal Tax Rate	21.0%	21.0%
Tax exempt rate	(1.6)	(2.1)
Other	1.7	0.9
Effective tax rate	21.1%	19.8%
The following table reflects the temporary differences that gave rise to the components of the Company's deferred tax assets at December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Deferred tax assets
Deferred compensation and supplemental retirement	$340	$508
Equity based compensation	68	110
Intangible assets	55	58
Lease liabilities	1,498	1,682
Other, net	29	107
Allowance for loan losses	1,260	1,184
Total deferred tax assets	3,250	3,649
Deferred tax liabilities
Prepaid expenses	(85)	(59)
FHLB stock dividends	(39)	(52)
Unrealized gain on securities	(64)	(47)
Depreciation	(251)	(198)
Mortgage servicing rights	(387)	(263)
Deferred loan costs	(698)	(739)
Right of use assets	(1,412)	(1,605)
Total deferred tax liabilities	(2,936)	(2,963)
Net deferred tax asset	$314	$686
At December 31, 2020 and 2019, the Company had no unrecognized tax benefits. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in "Provision for income taxes" in the Consolidated Statements of Income. During the years ended December 31, 2020 and 2019, the Company recognized no interest and penalties related to income taxes.
The Company or its subsidiary files an income tax return in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2017.

Note 16—Capital
The Company is a bank holding company under the supervision of the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve, except that, pursuant to the Economic Growth, Regulatory Relief and Consumer Protection Act, effective August 30, 2018, a bank holding company with consolidated assets of less than $3.0 billion is generally not subject to the Federal Reserve’s capital regulations, which parallel the FDIC’s capital regulations.The Bank is a state-chartered, federally insured institution and thereby is subject to the capital requirements established by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital regulations that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.
The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
At December 31, 2020, according to the most recent notification from the FDIC, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.
Prior to January 1, 2020, Sound Community Bank followed the FDIC’s prompt corrective actions standards. In order to be considered well-capitalized under the prompt corrective action standards, a bank must have a ratio of Common Equity Tier 1 ("CET1") capital to risk-weighted assets of at least 6.5%, a ratio of Tier 1 capital to risk-weighted assets of at least 8%, a ratio of total capital to risk-weighted assets of at least 10%, and a leverage ratio of at least 5%, and the bank must not be subject to a regulatory capital requirement imposed on it as an individual bank. In order to be considered adequately capitalized, a bank must have the minimum capital ratios described above. Institutions with lower capital ratios are assigned to lower capital categories. Based on safety and soundness concerns, the FDIC may assign an institution to a lower capital category than would originally apply based on its capital ratios. The FDIC is also authorized to require Sound Community Bank to maintain additional amounts of capital in connection with concentrations of assets, interest rate risk, and certain other items. The FDIC has not imposed such a requirement on Sound Community Bank. Effective January 1, 2020, a bank that elects to use the Community Bank Leverage Ratio (“CBLR”) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0%. As required by the CARES Act, the FDIC has temporarily lowered the CBLR to 8% beginning in the second quarter of 2020 through the end of the year. Beginning in 2021, the CBLR will increase to 8.5% for that calendar year. The CBLR will return to 9% on January 1, 2022. To be eligible to utilize the CBLR, the Bank also must have total consolidated assets of less than $10 billion, off-balance sheet exposures of 25% or less of its total consolidated assets, and trading assets and trading liabilities of 5.0% or less of its total consolidated assets, all as of the end of the most recent quarter. Beginning January 2020, the Bank elected to use the CBLR framework. At December 31, 2020, the Bank’s CBLR was 10.40%.
The following table shows the capital ratios of Sound Community Bank at December 31, 2019 (dollars in thousands):

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital to average total adjusted assets (1)	$74,031	10.22%	$28,981	4.00%	$36,226	5.00%
Common Equity Tier 1 to risk-weighted assets (2)	74,031	12.07%	27,601	4.50%	39,868	6.50%
Tier 1 Capital to risk-weighted assets (2)	74,031	12.07%	36,801	6.00%	49,068	8.00%
Total Capital to risk-weighted assets (2)	$79,974	13.04%	$49,067	8.00%	$61,335	10.00%
(1)Based on total adjusted assets of $724,527 at December 31, 2019.
(2)Based on risk-weighted assets of $613,354 at December 31, 2019.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank-only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations. If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2020, Sound Financial Bancorp would have exceeded all regulatory capital requirements. The estimated CBLR calculated for Sound Financial Bancorp at December 31, 2020 was 10.40%

During the quarter ended December 31, 2020, the Company repurchased a total of 2,477 shares of Company common stock at an average price of $29.42 per share pursuant to the Company’s stock repurchase program, leaving $1.9 million available for future repurchase under the existing program.

Note 17—Concentrations of Credit Risk
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

Note 18—Commitments and Contingencies
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments generally represent a commitment to extend credit in the form of loans. The instruments involve, to varying degrees, elements of credit- and interest-rate risk in excess of the amount recognized in the consolidated balance sheets.
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
Financial instruments whose contract amount represents credit risk were as follow (in thousands):

	At December 31,
	2020	2019
Residential mortgage commitments	$3,312	$4,384
Unfunded construction commitments	18,981	40,181
Unused lines of credit	34,075	39,605
Irrevocable letters of credit	151	1,240
Total loan commitments	$56,519	$85,410
At December 31, 2020, fixed-rate loan commitments totaled $3.3 million and had a weighted-average interest rate of 6.08%. At December 31, 2019, fixed-rate loan commitments totaled $4.4 million and had a weighted-average interest rate of 6.79%.
At December 31, 2020 and 2019, the Company had letters of credit issued by the FHLB with a notional amount of $21.6 million and $19.1 million, respectively, in order to secure Washington State Public Funds.
In the ordinary course of business, the Company sells loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, and fraud. When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no defects, the Company has no commitment to repurchase the loan. At December 31, 2020 and 2019, the maximum amount of these guarantees totaled $488.7 million and $377.3 million, respectively. These amounts represent the unpaid principal balances of the Company's loans serviced for others' portfolios. There were no loans repurchased during the years ended December 31, 2020 and 2019.
The Company pays certain medical, dental, prescription, and vision claims for its employees, on a self-insured basis. The Company has purchased stop-loss insurance to cover claims that exceed stated limits and has recorded estimated reserves for the ultimate costs for both reported claims and claims incurred but not reported, which were not considered significant at

December 31, 2020. At December 31, 2020, the Company recorded no stop loss medical insurance claims exceeding stated coverage limits.
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

Note 19—Parent Company Financial Information
The Balance Sheets, Statements of Income, and Statements of Cash Flows for Sound Financial Bancorp (Parent Only) are presented below (dollars in thousands):

Balance sheets	December 31,
	2020	2019
Assets
Cash and cash equivalents	$6,837	$2,740
Investment in Sound Community Bank	90,568	75,141
Other assets	65	41
Total assets	$97,470	$77,922
Liabilities and Stockholders' Equity
Subordinated notes, net	$11,592	$—
Other liabilities	394	196
Total liabilities	11,986	196
Stockholders' equity	85,484	77,726
Total liabilities and stockholders' equity	$97,470	$77,922

Statements of Income	Year Ended December 31,
	2020	2019
Interest expense on subordinated notes	$(190)	$—
Other expenses	(572)	(792)
Income before income tax benefit and equity in undistributed net
income of subsidiary	(762)	(792)
Income tax benefit	160	166
Equity in undistributed earnings of subsidiary	9,539	7,305
Net income	$8,937	$6,679

Statements of Cash Flows	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$8,937	$6,679
Adjustments to reconcile net income to net cash provided by operating activities
Other, net	70	(166)
Expense allocation to holding company	129	196
Change in undistributed equity of subsidiary	(9,539)	(7,305)
Net cash used in operating activities	(403)	(596)
Cash flows from investing activities:
ESOP shares released	324	716
Net cash provided by investing activities	324	716
Cash flows from financing activities:
Proceeds from issuance of subordinated notes, net	11,582	—
Transfer of proceeds from issuance of debt to subsidiary	(5,500)	—
Dividends paid	(2,072)	(1,434)
Dividends received from subsidiary	—	2,155
Stock repurchase funding from subsidiary	—	1,750
Repurchase of stock	(73)	—
Stock options exercised	239	131
Net cash provided by (used in) financing activities	4,176	2,602
Net increase (decrease) in cash	4,097	2,722
Cash and cash equivalents at beginning of year	2,740	18
Cash and cash equivalents at end of year	$6,837	$2,740
Note 20—Revenue from Contracts with Customers
All of the Company's revenue from contracts with customers in the scope of ASC 606—Revenue from Contracts with Customers ("ASC 606") is recognized in Noninterest Income with the exception of the net loss on OREO and repossessed assets, which is included in Noninterest Expense. The following table presents the Company's sources of Noninterest Income for the year ended December 31, 2020 and 2019 (in thousands). Items outside of the scope of ASC 606 are noted as such.

	Year Ended December 31,
	2020	2019
Noninterest income:
Service charges and fee income
Account maintenance fees	$274	$199
Transaction-based and overdraft service charges	327	447
Debit/ATM interchange fees	1,016	982
Credit card interchange fees	23	27
Loan fees (a)	205	239
Other fees (a)	60	60
Total service charges and fee income	1,905	1,954
Earnings on cash surrender value of bank-owned life insurance (a)	348	381
Mortgage servicing income (a)	1,027	1,002
Fair value adjustment on MSRs (a)	(1,857)	(760)
Net gain on sale of loans (a)	6,022	1,449
Total noninterest income	$7,445	$4,026

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
Net loss on OREO and repossessed assets
We record a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed of trust. When the Bank finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on sale, we adjust the transaction price and related gain or loss on sale if a significant financing component is present. The Company incurred expenses on our OREO properties of $5,000 and $35,000 for the years ended December 31, 2020 and 2019, respectively, included in noninterest expense on the Consolidated Statements of Income.

Note 21—Subsequent Events
On January 28, 2021, the Company declared on Company common stock a quarterly cash dividend of $0.17 per common share and a special cash dividend of $0.10 per share, payable on February 24, 2021 to stockholders of record at the close of business February 10, 2021.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”), was carried out under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, and several other members of the Company’s senior management as of December 31, 2020. Based on this evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020 in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and interim Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, we concluded that, as of December 31, 2020, the Company's internal control over financial reporting was effective based on those criteria.
(c) Changes in Internal Controls over Financial Reporting
As required by Rule 13a-15(d), our management, including our Chief Executive Officer and interim Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Directors
Information concerning the Company's directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2021, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
Executive Officers
Information concerning the executive officers of the Company and the Bank is contained under the heading "Executive Officers" in "Part I. Item 1. Business" of this Form 10-K and is incorporated herein by reference.
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
Audit Committee and Audit Committee Financial Expert. Sound Financial Bancorp has an Audit Committee that is appointed by the Board of Directors to provide assistance to the Board in fulfilling its oversight responsibility relating to the integrity of our consolidated financial statements and the financial reporting processes, the systems of internal accounting and financial controls, compliance with legal and regulatory requirements, the annual independent audit of our consolidated financial statements, the independent auditors' qualifications and independence, the performance of our internal audit function and independent auditors and any other areas of potential financial risk to Sound Financial Bancorp specified by its Board of Directors. The Audit Committee also is responsible for the appointment, retention and oversight of our independent auditors, including pre-approval of all audit and non-audit services to be performed by the independent auditors. During 2020, the Audit Committee was comprised of Directors Jones (chair), Carney, Cook (until May 2020), Riojas and Haddad, each of whom is "independent" as that term is defined for audit committee members in the Nasdaq Rules. The Board of Directors has determined that Director Jones is an "audit committee financial expert" as defined in Item 407(e) of Regulation S-K of the Securities and Exchange Commission and that all of the Audit Committee members meet the financial literacy requirements under the NASDAQ listing standards. Additional information concerning the Audit Committee is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2021, (except for information contained under the heading "Report of the Audit Committee"), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 11.    Executive Compensation
Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2021, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2021, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of Sound Financial Bancorp, Inc.
Equity Compensation Plan Information. The following table sets forth information at December 31, 2020 with respect to the Company’s equity compensation plans, all of which were approved by the Company’s shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (1)
Equity Incentive Plan approved by security holders	100,979	$22.00	80,771
Equity Incentive Plan not approved by security holders	—	—	—
Total	100,979	$22.00	80,771
(1) Includes 33,191 shares available for issuance for stock awards, other than awards of stock options and stock appreciation rights.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2021, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

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

Item 15.    Exhibits and Financial Statement Schedules
(a)(1) List of Financial Statements
The following are contained in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2020 and 2019
Consolidated Statements of Income for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Comprehensive Income for the Years December 31, 2020 and 2019
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019
Notes to Consolidated Financial Statements
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

10.7	Summary of Annual Bonus Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on February 3, 2020 (File No. 000-35633))
10.8	Amended and Restated 2013 Equity Incentive Plan (included as Annex A to the Company's proxy statement filed with the SEC on April 12, 2018 and incorporated herein by reference (File No. 001-35633))
10.9	Form of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock
Agreement under the 2013 Equity Incentive Plan (included as Exhibit 10.14 to the Registrant's Quarterly
Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference (File
No. 001-35633))
10.10	Form of Adoption Agreement for the Sound Community Bank Nonqualified Deferred Compensation Plan
10.11	The Sound Community Bank Nonqualified Deferred Compensation Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on March 24, 2017 (File No. 001-35633))
10.12	Change of Control Agreement dated October 25, 2018, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Heidi Sexton (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on October 26, 2018 (File No. (001-35633))
10.13	Credit Union of the Pacific Incentive Compensation Achievement Plan, dated January 1, 1994 (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 14, 2019 (File No. (001-35633))
10.14	Form of Subordinated Note Purchase Agreement, dated September 18, 2020, by and among Sound Financial
Bancorp, Inc. and the Purchasers (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on September 21, 2020 (File No. 001-35633)).

23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer and Interim Chief Financial Officer)
32	Section 1350 Certification
101	The following financial statements from the Sound Financial Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of equity (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(c) Financial Statements Schedules - None

Item 16. Form 10-K Summary - None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: March 29, 2021	By:	/s/ Laura Lee Stewart
Laura Lee Stewart, President, Chief Executive Officer and Interim Chief Financial Officer
(Duly Authorized Representative)

POWER OF ATTORNEY
We, the undersigned officers and directors of Sound Financial Bancorp, Inc., hereby severally and individually constitute and appoint Laura Lee Stewart and Tyler K. Myers, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Laura Lee Stewart	/s/ Tyler K. Myers
Laura Lee Stewart, President, Chief Executive Officer, Interim Chief Financial Officer and Director	Tyler K. Myers, Chairman of the Board
(Principal Executive, Financial and Accounting Officer)	Date: March 29, 2021
Date: March 29, 2021

/s/ David S. Haddad, Jr.	/s/ Robert F. Carney
David S. Haddad, Jr., Director	Robert F. Carney, Director
Date: March 29, 2021	Date: March 29, 2021

/s/ Debra Jones	/s/ Rogelio Riojas
Debra Jones, Director	Rogelio Riojas, Director
Date: March 29, 2021	Date: March 29, 2021

/s/ James E. Sweeney
James E. Sweeney, Director
Date: March 29, 2021