Form 10-Q
period 2021-03-31
Sound Financial Bancorp, Inc.
filed 2021-05-13
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
As of May 12, 2021, there were 2,614,219 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$269,593	$193,828
Available-for-sale securities, at fair value	9,078	10,218
Loans held-for-sale	10,713	11,604
Loans held-for-portfolio	614,377	613,363
Allowance for loan losses	(5,935)	(6,000)
Total loans held-for-portfolio, net	608,442	607,363
Accrued interest receivable	2,160	2,254
Bank-owned life insurance (“BOLI”), net	14,690	14,588
Other real estate owned (“OREO”) and repossessed assets, net	575	594
Mortgage servicing rights, at fair value	4,109	3,780
Federal Home Loan Bank (“FHLB”) stock, at cost	1,052	877
Premises and equipment, net	6,123	6,270
Right of use assets	6,475	6,722
Other assets	3,641	3,304
Total assets	$936,651	$861,402
LIABILITIES
Deposits
Interest-bearing	$628,009	$615,491
Noninterest-bearing demand	188,684	132,490
Total deposits	816,693	747,981
Accrued interest payable	133	369
Lease liabilities	6,894	7,134
Other liabilities	12,027	7,674
Advance payments from borrowers for taxes and insurance	1,746	1,168
Subordinated debt, net	11,602	11,592
Total liabilities	849,095	775,918
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,609,806 and 2,592,587 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	26	25
Additional paid-in capital	27,447	27,106
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(85)	(113)
Retained earnings	59,975	58,226
Accumulated other comprehensive income, net of tax	193	240
Total stockholders’ equity	87,556	85,484
Total liabilities and stockholders’ equity	$936,651	$861,402
See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
INTEREST INCOME
Loans, including fees	$7,886	$8,408
Interest and dividends on investments, cash and cash equivalents	113	238
Total interest income	7,999	8,646
INTEREST EXPENSE
Deposits	1,295	1,859
Borrowings	—	59
Subordinated notes	168	—
Total interest expense	1,463	1,918
Net interest income	6,536	6,728
PROVISION FOR LOAN LOSSES	—	250
Net interest income after provision for loan losses	6,536	6,478
NONINTEREST INCOME
Service charges and fee income	532	494
Earnings on cash surrender value of bank-owned life insurance	82	15
Mortgage servicing income	312	244
Fair value adjustment on mortgage servicing rights	(275)	(362)
Net gain on sale of loans	2,053	318
Total noninterest income	2,704	709
NONINTEREST EXPENSE
Salaries and benefits	3,644	3,235
Operations	1,206	1,394
Regulatory assessments	101	250
Occupancy	448	497
Data processing	779	570
Net gain on OREO and repossessed assets	(16)	—
Total noninterest expense	6,162	5,946
Income before provision for income taxes	3,078	1,241
Provision for income taxes	627	260
Net income	$2,451	$981

Earnings per common share:
Basic	$0.95	$0.38
Diluted	$0.93	$0.38
Weighted-average number of common shares outstanding:
Basic	2,571,726	2,542,514
Diluted	2,610,986	2,587,716

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$2,451	$981
Available for sale securities:
Unrealized holding losses arising during the period	(59)	(23)
Income tax expense related to unrealized gains/losses	12	4
Other comprehensive loss, net of tax	(47)	(19)
Comprehensive income	$2,404	$962

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2021 and 2020 (unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid -in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders’ Equity
Balance, at December 31, 2020	2,592,587	$25	$27,106	$(113)	$58,226	$240	$85,484
Net income					2,451		2,451
Other comprehensive loss, net of tax						(47)	(47)
Share-based compensation			166				166
Restricted stock awards issued	10,168						—
Cash dividends paid on common stock ($0.27 per share)					(702)		(702)
Common stock surrendered	(3,029)						—
Restricted shares forfeited	(1,470)						—
Common stock options exercised	11,550	1	103				104
Allocation of ESOP shares			72	28	—		100
Balance, at March 31, 2021	2,609,806	$26	$27,447	$(85)	$59,975	$193	$87,556

Balance, at December 31, 2019	2,567,389	$25	$26,343	$(227)	$51,410	$175	$77,726
Net income					981		981
Other comprehensive loss, net of tax						(19)	(19)
Share-based compensation			185				185
Restricted stock awards issued	13,600						—
Cash dividends paid on common stock ($0.35 per share)					(903)		(903)
Common stock surrendered							—
Restricted shares forfeited	(180)						—
Common stock options exercised	10,685		182				182
Allocation of ESOP shares			66	29	—		95
Balance, at March 31, 2020	2,591,494	$25	$26,776	$(198)	$51,488	$156	$78,247

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,451	$981
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net discounts on investments	56	22
Provision for loan losses	—	250
Depreciation and amortization	176	245
Compensation expense related to stock options and restricted stock	166	185
Fair value adjustment on mortgage servicing rights	275	362
Right of use assets amortization	247	257
Change in lease liabilities	(240)	(244)
Increase in cash surrender value of BOLI	(74)	(15)
Net change in advances from borrowers for taxes and insurance	578	546
Net gain on sale of loans	(2,053)	(318)
Proceeds from sale of loans held-for-sale	69,741	19,003
Originations of loans held-for-sale	(67,401)	(23,721)
Net gain on OREO and repossessed assets	(16)	—
Change in operating assets and liabilities:
Accrued interest receivable	94	1
Other assets	(337)	45
Accrued interest payable	(236)	(2)
Other liabilities	4,353	(878)
Net cash provided by (used in) operating activities	7,780	(3,281)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	—	(2,489)
Proceeds from principal payments, maturities and sales of available-for-sale securities	1,047	514
Net (increase) decrease in loans	(1,079)	(5,485)
Reduction in (purchase of) BOLI	(28)	113
Purchases of premises and equipment, net	(29)	(355)
Proceeds from sale of OREO and other repossessed assets	35	—
Net cash used in investing activities	(54)	(7,702)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	68,712	17,840
Proceeds from borrowings	—	15,650
Repayment of borrowings	—	(15,650)
FHLB stock purchased	(175)	(5)
Allocation of ESOP shares	100	95
Dividends paid on common stock	(702)	(903)
Proceeds from common stock option exercises	104	182
Net cash provided by financing activities	68,039	17,209
Net change in cash and cash equivalents	75,765	6,226
Cash and cash equivalents, beginning of period	193,828	55,770
Cash and cash equivalents, end of period	$269,593	$61,996

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid on deposits and borrowings	1,699	1,920
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
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 30, 2021 (“2020 Form 10-K”). The results for the interim periods are not necessarily indicative of results for a full year.
Certain amounts in the prior period’s consolidated financial statements have been reclassified to conform to the current presentation. These classifications do not have an impact on previously reported consolidated net income, stockholders’ equity or earnings per share.

Note 2 – Accounting Pronouncements Recently Issued or Adopted
The Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), signed into law on March 27, 2020, provides relief from certain accounting and financial reporting requirements under U.S. GAAP. Section 4013 of the CARES Act provides temporary relief from the accounting and reporting requirements for troubled debt restructurings (“TDRs”) under Accounting Standards Codification ("ASC") 310-40 for loan modifications related to the novel coronavirus disease 2019 ("COVID-19") pandemic. In addition, on April 7, 2020, a group of banking agencies issued an interagency statement (“Interagency Statement”) for evaluating whether loan modifications that occur in response to the COVID-19 pandemic are TDRs. The Interagency Statement was originally issued on March 22, 2020, but the banking agencies revised it to address the relationship between their TDR accounting and disclosure guidance and the TDR guidance in Section 4013 of the CARES Act. Section 4013 of the CARES Act permits the suspension of ASC 310-40 for loan modifications that are made by financial institutions in response to the COVID-19 pandemic if (1) the borrower was not more than 30 days past due as of December 31, 2019, and (2) the modifications are related to arrangements that defer or delay the payment of principal or interest, or change the interest rate on the loan. The Interagency Statement indicates that a lender can conclude that a borrower is not experiencing financial difficulty if either (1) short-term (e.g., six months) modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented, or (2) the modification or deferral program is mandated by the federal government or a state government. Accordingly, any loan modification made in response to the COVID-19 pandemic that meets either of these practical expedients would not be considered a TDR. The Company adopted this guidance effective March 27, 2020. On December 27, 2020, the Consolidated Appropriations Act 2021 (“CAA 2021”) was signed into law. Among other purposes, CAA 2021 provides coronavirus emergency response and relief, including extending relief offered under the CARES Act related to restructured loans as a result of COVID-19 through January 1, 2022 or 60 days after the end of the national emergency declared by the President, whichever is earlier.
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

On March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform" ("Topic 848"). This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update apply to contract modifications that replace a reference rate affected by reference rate reform (including rates referenced in fallback provisions) and contemporaneous modifications of other contract terms related to the replacement of the reference rate (including contract modifications to add or change fallback provisions). The following optional expedients for applying the requirements of certain Topics or Industry Subtopics in the Codification are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: 1) Modifications of contracts within the scope of Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; 2) Modifications of contracts within the scope of Topics 840, Leases, and 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate (for example, the incremental borrowing rate) or remeasurements of lease payments that otherwise would be required under those Topics for modifications not accounted for as separate contracts; and 3) Modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic 815-15, Derivatives and Hedging— Embedded Derivatives. In January 2021, ASU 2021-01 updated amendments in the new ASU to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification. The amendments in this ASU have differing effective dates, beginning with interim period including and subsequent to March 12, 2020 through December 31, 2022. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by removing the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items, removing the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, and removing the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of ASU 2019-12 did not have a material impact on the Company's consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. The new guidance may result in an increase in the allowance for loan losses; however, the Company is still in the process of determining the magnitude of the change and its impact on the Company's consolidated financial statements. The FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), delaying implementation of ASU No. 2016-13 for SEC smaller reporting company filers until fiscal year beginning after December 15, 2022. The Bank meets the requirements of a smaller reporting company and will delay implementation of ASU No. 2016-13.

Note 3 – Investments
The amortized cost and fair value of our available-for-sale (“AFS”) securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2021
Municipal bonds	$5,192	$187	$(20)	$5,359
Agency mortgage-backed securities	3,642	90	(13)	3,719
Total	$8,834	$277	$(33)	$9,078

December 31, 2020
Municipal bonds	$5,209	$204	$—	$5,413
Agency mortgage-backed securities	4,706	105	(6)	4,805
Total	$9,915	$309	$(6)	$10,218
The amortized cost and fair value of AFS securities at March 31, 2021, by contractual maturity, are shown below (in thousands). Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	March 31, 2021
	Amortized Cost	Fair Value
Due within one year	$1,182	$1,188
Due after one year through five years	260	271
Due after five years through ten years	458	499
Due after ten years	3,292	3,401
Mortgage-backed securities	3,642	3,719
Total	$8,834	$9,078
There were no pledged securities at March 31, 2021 or December 31, 2020.
There were no sales of AFS securities during the three months ended March 31, 2021 or 2020.

The following table summarizes the aggregate fair value and gross unrealized loss by length of time of those investments that have been in a continuous unrealized loss position at the dates indicated (in thousands):

	March 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$2,076	$(20)	$—	$—	$2,076	$(20)
Agency mortgage-backed securities	552	(13)	—	—	552	(13)
Total	$2,628	$(33)	$—	$—	$2,628	$(33)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$1,618	$(6)	$—	$—	$1,618	$(6)
Total	$1,618	$(6)	$—	$—	$1,618	$(6)
There were no credit losses recognized in earnings related to other than temporary impairments during the three months ended March 31, 2021 or 2020.
At March 31, 2021, the securities portfolio consisted of 12 agency mortgage-backed securities and ten municipal bonds with a total portfolio fair value of $9.1 million. At December 31, 2020, the securities portfolio consisted of 16 agency mortgage-backed securities and ten municipal bonds with a fair value of $10.2 million. At March 31, 2021, there were five securities in an unrealized loss position for less than 12 months, and there were no securities in an unrealized loss position for more than 12 months. At December 31, 2020, there were six securities in an unrealized loss position for less than 12 months, and there were no securities in an unrealized loss position for more than 12 months. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. The unrealized losses on these investments are not considered other-than-temporary impairment ("OTTI") as of March 31, 2021, because the decline in fair value is not attributable to credit quality and because we do not intend, and it is not likely that we will be required, to sell these securities before recovery of their amortized cost basis. Deterioration in market and economic conditions related to the COVID-19 pandemic may, however, have an adverse impact on credit quality in the future and result in OTTI charges.

Note 4 – Loans
The composition of the loans-held-for portfolio at the dates indicated, excluding loans held-for-sale, was as follows (in thousands):

	March 31, 2021	December 31, 2020
Real estate loans:
One-to-four family	$129,995	$130,657
Home equity	13,763	16,265
Commercial and multifamily	251,459	265,774
Construction and land	63,112	62,752
Total real estate loans	458,329	475,448
Consumer loans:
Manufactured homes	20,781	20,941
Floating homes	39,868	39,868
Other consumer	14,942	15,024
Total consumer loans	75,591	75,833
Commercial business loans	83,669	64,217
Total loans held-for-portfolio	617,589	615,498
Deferred fees, net	(3,212)	(2,135)
Total loans held-for-portfolio, gross	614,377	613,363
Allowance for loan losses	(5,935)	(6,000)
Total loans held-for-portfolio, net	$608,442	$607,363
The Company was automatically authorized to participate in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), as a qualified lender since the inception of the program. As of March 31, 2021, the Bank had funded PPP loans totaling $113.9 million, $61.2 million of which remained outstanding and are included in commercial business loans above. PPP loans are 100% guaranteed by the SBA
The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of the dates indicated (in thousands):

	March 31, 2021
	Allowance: Individually evaluated for impairment	Allowance: Collectively evaluated for impairment	Allowance: Ending balance	Loans held for investment: Individually evaluated for impairment	Loans held for investment: Collectively evaluated for impairment	Loans held for investment: Ending balance

One-to-four family	$126	$854	$980	$3,418	$126,577	$129,995
Home equity	14	97	111	286	13,477	13,763
Commercial and multifamily	—	2,109	2,109	353	251,106	251,459
Construction and land	5	590	595	76	63,036	63,112
Manufactured homes	160	211	371	257	20,524	20,781
Floating homes	—	291	291	514	39,354	39,868
Other consumer	29	158	187	113	14,829	14,942
Commercial business	—	720	720	613	83,056	83,669
Unallocated	—	571	571	—	—	—
Total	$334	$5,601	$5,935	$5,630	$611,959	$617,589

	December 31, 2020
	Allowance: Individually evaluated for impairment	Allowance: Collectively evaluated for impairment	Allowance: Ending balance	Loans held for investment: Individually evaluated for impairment	Loans held for investment: Collectively evaluated for impairment	Loans held for investment: Ending balance

One-to-four family	$165	$898	$1,063	$3,705	$126,952	$130,657
Home equity	14	133	147	293	15,972	16,265
Commercial and multifamily	—	2,370	2,370	353	265,421	265,774
Construction and land	6	572	578	77	62,675	62,752
Manufactured homes	163	366	529	265	20,676	20,941
Floating homes	—	328	328	518	39,350	39,868
Other consumer	30	258	288	114	14,910	15,024
Commercial business	—	291	291	615	63,602	64,217
Unallocated	—	406	406	—	—	—
Total	$378	$5,622	$6,000	$5,940	$609,558	$615,498
The following tables summarize the activity in the allowance for loan losses for the periods indicated (in thousands):

	Three Months Ended March 31, 2021
	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,063	$(62)	$—	$(21)	$980
Home equity	147	—	—	(36)	111
Commercial and multifamily	2,370	—	—	(261)	2,109
Construction and land	578	—	—	17	595
Manufactured homes	529	—	1	(159)	371
Floating homes	328	—	—	(37)	291
Other consumer	288	(9)	3	(95)	187
Commercial business	291	—	2	427	720
Unallocated	406	—	—	165	571
Total	$6,000	$(71)	$6	$—	$5,935

	Three Months Ended March 31, 2020
	Beginning Allowance	Charge-offs	Recoveries	(Recapture) Provision	Ending Allowance
One-to-four family	$1,120	$—	$4	$5	$1,129
Home equity	178	—	2	(14)	166
Commercial and multifamily	1,696	—	—	222	1,918
Construction and land	492	—	—	7	499
Manufactured homes	480	—	—	2	482
Floating homes	283	—	—	35	318
Other consumer	112	(6)	3	12	121
Commercial business	331	—	—	64	395
Unallocated	948	—	—	(83)	865
Total	$5,640	$(6)	$9	$250	$5,893

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
When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address specific impairments. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off those assets in the period in which they are deemed uncollectible. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Federal Deposit Insurance Corporation (“FDIC”), the Bank's federal regulator, and, since our conversion to a Washington-chartered commercial bank, the Washington Department of Financial Institutions, the Bank's state banking regulator, which can order the establishment of additional loss allowances. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention.
The following tables present the internally assigned grades as of the dates indicated, by type of loan (in thousands):

	March 31, 2021
	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$123,661	$13,152	$208,405	$45,293	$20,063	$38,750	$14,917	$77,199	$541,440
Watch	4,221	178	30,369	13,511	518	604	2	4,392	53,795
Special Mention	—	—	10,062	3,543	—	—	—	465	14,070
Substandard	2,113	433	2,623	765	200	514	23	1,613	8,284
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$129,995	$13,763	$251,459	$63,112	$20,781	$39,868	$14,942	$83,669	$617,589

	December 31, 2020
	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$113,185	$15,556	$228,652	$44,360	$19,606	$38,746	$15,000	$56,743	$531,848
Watch	15,142	245	22,945	13,808	1,115	604	—	5,202	59,061
Special Mention	—	—	10,813	3,939	—	—	—	310	15,062
Substandard	2,330	464	3,364	645	220	518	24	1,962	9,527
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$130,657	$16,265	$265,774	$62,752	$20,941	$39,868	$15,024	$64,217	$615,498
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
The following table presents the recorded investment in nonaccrual loans as of the dates indicated, by type of loan (in thousands):

	March 31, 2021	December 31, 2020
One-to-four family	$1,507	$1,668
Home equity	151	156
Commercial and multifamily	353	353
Construction and land	40	40
Manufactured homes	146	149
Floating homes	514	518
Total	$2,711	$2,884
The following tables present the aging of the recorded investment in past due loans as of the dates indicated, by type of loan (in thousands):

	March 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	> 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$2,120	$160	$1,353	$—	$3,633	$126,362	$129,995
Home equity	169	191	102	—	462	13,301	13,763
Commercial and multifamily	1,467	—	353	—	1,820	249,639	251,459
Construction and land	1,166	—	40	—	1,206	61,906	63,112
Manufactured homes	133	—	146	—	279	20,502	20,781
Floating homes	46	—	249	—	295	39,573	39,868
Other consumer	1	2	—	—	3	14,939	14,942
Commercial business	—	—	—	—	—	83,669	83,669
Total	$5,102	$353	$2,243	$—	$7,698	$609,891	$617,589

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	> 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$498	$362	$1,407	$—	$2,267	$128,390	$130,657
Home equity	102	—	112	—	214	16,051	16,265
Commercial and multifamily	—	—	353	—	353	265,421	265,774
Construction and land	690	—	40	—	730	62,022	62,752
Manufactured homes	159	74	149	—	382	20,559	20,941
Floating homes	—	269	249	—	518	39,350	39,868
Other consumer	15	1	—	—	16	15,008	15,024
Commercial business	583	—	—	—	583	63,634	64,217
Total	$2,047	$706	$2,310	$—	$5,063	$610,435	$615,498

Nonperforming Loans.  Loans are considered nonperforming when they are placed on nonaccrual.
The following tables present the credit risk profile of our loan portfolio based on payment activity as of the dates indicated, by type of loan (in thousands):

	March 31, 2021
	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Performing	$128,488	$13,612	$251,106	$63,072	$20,635	$39,354	$14,942	$83,669	$614,878
Nonperforming	1,507	151	353	40	146	514	—	—	2,711
Total	$129,995	$13,763	$251,459	$63,112	$20,781	$39,868	$14,942	$83,669	$617,589

	December 31, 2020
	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Performing	$128,989	$16,109	$265,421	$62,712	$20,792	$39,350	$15,024	$64,217	$612,614
Nonperforming	1,668	156	353	40	149	518	—	—	2,884
Total	$130,657	$16,265	$265,774	$62,752	$20,941	$39,868	$15,024	$64,217	$615,498
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

Impaired loans at the dates indicated, by type of loan were as follows (in thousands):

	March 31, 2021
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$3,565	$2,516	$902	$3,418	$126
Home equity	375	151	135	286	14
Commercial and multifamily	353	353	—	353	—
Construction and land	76	40	36	76	5
Manufactured homes	260	46	211	257	160
Floating homes	514	514	—	514	—
Other consumer	112	—	113	113	29
Commercial business	613	613	—	613	—
Total	$5,868	$4,233	$1,397	$5,630	$334

	December 31, 2020
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$3,791	$2,392	$1,313	$3,705	$165
Home equity	293	156	137	293	14
Commercial and multifamily	353	353	—	353	—
Construction and land	77	40	37	77	6
Manufactured homes	268	47	218	265	163
Floating homes	518	518	—	518	—
Other consumer	114	—	114	114	30
Commercial business	615	615	—	615	—
Total	$6,029	$4,121	$1,819	$5,940	$378

The following table presents the average recorded investment and interest income recognized on impaired loans for the periods indicated, by loan types (in thousands):

	Three Months Ended March 31,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to-four family	$3,575	$29	$7,274	$72
Home equity	290	5	347	5
Commercial and multifamily	353	—	353	5
Construction and land	76	—	844	14
Manufactured homes	262	5	434	9
Floating homes	516	3	407	8
Other consumer	114	1	141	2
Commercial business	614	5	1,273	23
Total	$5,800	$48	$11,073	$138
Forgone interest on nonaccrual loans was $40,000 and $62,000 for the three months ended March 31, 2021 and 2020, respectively. There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual or impaired at March 31, 2021 and December 31, 2020.
Troubled debt restructurings.  TDRs are accounted for under ASC 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. Once a TDR has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, we remove the TDR from nonperforming status. Loans classified as TDRs totaled $3.2 million at both March 31, 2021 and December 31, 2020, and are included in impaired loans. The Company has granted, in its TDRs, a variety of concessions to borrowers in the form of loan modifications. The modifications granted can generally be described in the following categories:
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
There were no loans modified as a TDR during the three months ended March 31, 2021 and two loans totaling $218,000 modified as TDRs during the three months ended March 31, 2020. No TDR loans totaling were paid off during the three months ended March 31, 2021 and one TDR loan totaling $2.8 million was paid off during the three months ended March 31, 2020.
There were no post-modification changes for the unpaid principal balance in loans, net of partial charge-offs, that were recorded as a result of the TDRs for the three months ended March 31, 2021 and 2020. There were no loans modified as a TDR for which there was a payment default within the first 12 months of modification and no charge-offs relating to TDRs during the three months ended March 31, 2021 and 2020.
The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified into TDRs.
In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act, and the Interagency Statement provides that a short-term modification made to a loan in response to COVID-19 which meets certain criteria does not need to be placed on nonaccrual status or accounted for as a TDR pursuant to applicable accounting and regulatory guidance until the earlier of 60 days after the national emergency termination date or January 1, 2022. The majority of these borrowers had resumed making payments as of March 31, 2021, and as of that date, only seven commercial loans totaling $9.1 million and 21 residential loans totaling $3.6 million, remained on deferral status under COVID-19 loan modification forbearance agreements. We continue to monitor these loans through our normal credit risk processes and any request for continuation of relief beyond the initial modification is reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate.

Note 5 – Fair Value Measurements
The Company determines the fair values of its financial instruments based on the requirements established in ASC 820, Fair Value Measurements (“ASC 820”), which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. The Company’s fair values for financial instruments at March 31, 2021 were determined based on these requirements.
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
Loans Held-for-Sale - Residential mortgage loans held-for-sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At March 31, 2021 and December 31, 2020, loans held-for-sale were carried at cost, as no impairment was required.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no transfers between levels during the three months ended March 31, 2021 and 2020.
The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether or not recognized or recorded at fair value as of the dates indicated (in thousands):

	March 31, 2021		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$269,593	$269,593	$269,593	$—	$—
Available-for-sale securities	9,078	9,078	—	9,078	—
Loans held-for-sale	10,713	10,713	—	10,713	—
Loans held-for-portfolio, net	608,442	609,134	—	—	609,134
Mortgage servicing rights	4,109	4,109	—	—	4,109
FHLB stock	1,052	1,052	—	1,052	—
FINANCIAL LIABILITIES:
Non-maturity deposits	624,941	624,941	—	624,941	—
Time deposits	191,752	194,056	—	194,056	—
Subordinated notes	$11,602	$11,602	$—	$11,602	$—

	December 31, 2020		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$193,828	$193,828	$193,828	$—	$—
Available-for-sale securities	10,218	10,218	—	10,218	—
Loans held-for-sale	11,604	11,604	—	11,604	—
Loans held-for-portfolio, net	607,363	608,575	—	—	608,575
Mortgage servicing rights	3,780	3,780	—	—	3,780
FHLB stock	877	877	—	877	—
FINANCIAL LIABILITIES:
Non-maturity deposits	512,507	512,507	—	512,507	—
Time deposits	235,474	238,629	—	238,629	—
Subordinated notes	11,592	11,592	—	11,592	—

The following tables present the balance of assets measured at fair value on a recurring basis as of the dates indicated (in thousands):

	Fair Value at March 31, 2021
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	5,359	—	5,359	—
Agency mortgage-backed securities	3,719	—	3,719	—
Mortgage servicing rights	4,109	—	—	4,109

	Fair Value at December 31, 2020
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$5,413	$—	$5,413	$—
Agency mortgage-backed securities	4,805	—	4,805	—
Mortgage servicing rights	3,780	—	—	3,780
The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis as of the dates indicated:

March 31, 2021
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	202%-392% (224%)
		Discount rate	12.5%-13.5% (12.5%)

December 31, 2020
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	178%-276% (247%)
		Discount rate	10.0%-12.0% (10.0%)
Generally, any significant increases in the constant prepayment rate and discount rate utilized in the fair value measurement of the mortgage servicing rights will result in a negative fair value adjustment (and decrease in the fair value measurement).  Conversely, a decrease in the constant prepayment rate and discount rate will result in a positive fair value adjustment (and increase in the fair value measurement).  An increase in the weighted-average life assumptions will result in a decrease in the constant prepayment rate and conversely, a decrease in the weighted-average life will result in an increase of the constant prepayment rate.
There were no assets or liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2021 and 2020.

Mortgage servicing rights are measured at fair value using a significant unobservable input (Level 3) on a recurring basis - additional information is included in “Note 6—Mortgage Servicing Rights.”

The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at March 31, 2021
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$575	$—	$—	$575
Impaired loans	5,630	—	—	5,630

	Fair Value at December 31, 2020
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$594	$—	$—	$594
Impaired loans	5,940	—	—	5,940
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at March 31, 2021 and December 31, 2020.
The following tables provide a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the dates indicated:

March 31, 2021
Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Market approach	Adjustment for differences between comparable sales	0-0% (0%)
Impaired loans	Market approach	Adjustment for differences between comparable sales	0-100% (6%)

December 31, 2020
Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Market approach	Adjusted for difference between comparable sales	0-0% (0%)
Impaired loans	Market approach	Adjusted for difference between comparable sales	0-100% (6%)

Note 6 – Mortgage Servicing Rights
The Company’s mortgage servicing rights portfolio totaled $509.8 million at March 31, 2021 compared to $488.7 million at December 31, 2020. Of this total balance, the unpaid principal balance of loans serviced for Federal National Mortgage Association (“Fannie Mae”) at March 31, 2021 and December 31, 2020 were $502.8 million and $481.6 million, respectively. The unpaid principal balance of loans serviced for other financial institutions at March 31, 2021 and December 31, 2020, totaled $7.0 million and $7.1 million, respectively. Loans serviced for others are not included in the Company’s financial statements as they are not assets of the Company.

A summary of the change in the balance of mortgage servicing assets during the periods indicated were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning balance, at fair value	$3,780	$3,239
Servicing rights that result from transfers and sale of financial assets	603	119
Changes in fair value:
Due to changes in model inputs or assumptions and other(1)	(274)	(362)
Ending balance, at fair value	$4,109	$2,996
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	March 31, 2021	December 31, 2020
Prepayment speed (Public Securities Association “PSA” model)	224%	247%
Weighted-average life	5.5 years	5.2 years
Discount rate	12.5%	10.0%

The amount of contractually specified servicing, late and ancillary fees earned on the mortgage servicing rights are included in mortgage servicing income on the Condensed Consolidated Statements of Income and totaled $312,000 and $244,000 for the three months ended March 31, 2021 and 2020 respectively.

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

Note 8 – Borrowings, FHLB Stock and Subordinated Debt
The Company utilizes a loan agreement with the FHLB of Des Moines. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial and multifamily loan portfolio based on the outstanding balance. At March 31, 2021 and December 31, 2020, the amount available to borrow under this credit facility was $387.7 million and $390.5 million, respectively, subject to eligible pledged collateral. At March 31, 2021, the credit facility was collateralized as follows:  one-to-four family mortgage loans with an advance equivalent of $97.9 million, commercial and multifamily mortgage loans with an advance equivalent of $126.2 million and home equity loans with an advance equivalent of $2.4 million. At December 31, 2020, the credit facility was collateralized as follows:  one-to-four family mortgage loans with an advance equivalent of $103.6 million, commercial and multifamily mortgage loans with an advance equivalent of $128.9 million and home equity loans with an advance equivalent of $2.8 million. The Company had no outstanding borrowings under this arrangement at both March 31, 2021 and December 31, 2020. The weighted-average interest rate of the Company’s borrowings under this agreement was zero at March 31, 2021 and 3.10% at December 31, 2020.
Additionally, the Company had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $21.6 million at both March 31, 2021 and December 31, 2020, to secure public deposits. The remaining amount available to borrow as of March 31, 2021 and December 31, 2020, was $204.8 million and $213.7 million, respectively.
As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances. At March 31, 2021 and December 31, 2020, the Company had an investment of $1.1 million and $877,000, respectively in FHLB of Des Moines stock.
The Company participates in the Federal Reserve Bank Borrower-in-Custody program, which gives the Company access to the discount window and the Paycheck Protection Program Liquidity Facility (“PPPLF”). The terms of both programs call for a pledge of specific assets. The Company pledges commercial and consumer loans as collateral for this borrower-in-custody line of credit and PPP loans for the PPPLF. The Company had unused borrowing capacity of $23.7 million and $23.6 million and no outstanding borrowings under these programs at both March 31, 2021 and December 31, 2020.
The Company has access to an unsecured Fed Funds line of credit from Pacific Coast Banker’s Bank. The line has a one year term maturing on June 30, 2021 and is renewable annually. As of March 31, 2021, the amount available under this line of credit was $10.0 million. There was no balance on this line of credit as of March 31, 2021 and December 31, 2020, respectively.
The Company has access to an unsecured Fed Funds line of credit from The Independent Bank. As of March 31, 2021, the amount available under this line of credit was $10.0 million. The agreement may be terminated by either party. There was no balance on this line of credit as of both March 31, 2021 and December 31, 2020.
In September 2020, the Company issued $12.0 million of fixed to floating rate subordinated notes that mature in 2030. The subordinated notes have an initial fixed interest rate of 5.25% to, but excluding, October 1, 2025, payable semi-annually in arrears. From, and including, October 1, 2025, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term Secured Overnight Financing Rate, or SOFR, plus 513 basis points, payable quarterly in arrears. The subordinated notes mature on May 15, Prior to October 1, 2025, the Company may redeem these notes, in whole but not in part, only under certain limited circumstances set forth in the notes and are redeemable by the Company in whole or in part beginning with the interest payment date of October 1, 2025. As of March 31, 2021, the balance of the subordinated notes was $11.6 million.

Note 9 – Earnings Per Common Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unvested restricted stock awards. Unvested share-based awards containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock (such as stock awards and options) were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the Company’s earnings. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options and unvested restricted stock awards. The dilutive effect of the unexercised stock options and unvested restricted stock awards is calculated under the treasury stock method utilizing the average market value of the Company's stock for the period.
The following table summarizes the calculation of earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Net income available to common shareholders	$2,451	$981
Weighted-average number of shares outstanding, basic	2,572	2,543
Effect of potentially dilutive common shares	39	45
Weighted-average number of shares outstanding, diluted	2,611	2,588
Earnings per share, basic	$0.95	$0.38
Earnings per share, diluted	$0.93	$0.38
There were 2,793 anti-dilutive securities at March 31, 2021 and 6,809 anti-dilutive securities at March 31, 2020.

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
As of March 31, 2021, on an adjusted basis, awards for stock options totaling 272,124 shares and awards for restricted stock totaling 142,621 shares of Company common stock have been granted, net of any forfeitures, to participants in the 2013 Plan and the 2008 Plan. Share-based compensation expense was $166,000 and $185,000 for the three months ended March 31, 2021 and March 31, 2020, respectively.
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
The following is a summary of the Company’s stock option award activity during the three months ended March 31, 2021:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2021	100,979	$22.00	4.71	$1,045,041
Granted	12,248	32.46
Exercised	(11,550)	18.28
Forfeited	(920)	35.30
Expired	(70)	34.29
Outstanding at March 31, 2021	100,687	23.57	5.21	1,818,387
Exercisable	81,944	21.26	4.33	1,669,256
Expected to vest, assuming a 0% forfeiture rate over the vesting term	18,743	$33.67	9.07	$149,131
As of March 31, 2021, there was $113,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 3.03 years.
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The fair value of options granted for the three months ended March 31, 2021 were determined using the following weighted-average assumptions as of the grant date.

March 31, 2021
Annual dividend yield	1.60%
Expected volatility	21.67%
Risk-free interest rate	0.60%
Expected term	6.50 years
Weighted-average grant date fair value per option granted	$5.64
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
The following is a summary of the Company’s non-vested restricted stock award activity during the period indicated:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-Vested at January 1, 2021	17,114	$35.03
Granted	10,168	32.46
Vested	(7,762)	33.99
Forfeited	(1,470)	35.36
Non-Vested at March 31, 2021	18,050	$34.00	$41.63
Expected to vest assuming a 0% forfeiture rate over the vesting term	18,050	$34.00	$41.63
As of March 31, 2021, there was $576,000 of unrecognized compensation cost related to non-vested restricted stock granted under the Plans. The cost is expected to be recognized over the weighted-average vesting period of 2.90 years. The total fair value of shares vested for the three months ended March 31, 2021 and 2020 was $264,000 and $236,000, respectively.
Employee Stock Ownership Plan
In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company which was paid in full in 2017.  In August 2012, in conjunction with the Company’s conversion to a full stock company from the mutual holding company structure, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company.  The loan is being repaid principally by the Bank through contributions to the ESOP over a period of ten years. The interest rate on the loan is fixed at 2.25% per annum. As of March 31, 2021, the remaining balance of the ESOP loan was $123,000.
Neither the loan balance nor the related interest expense is reflected on the condensed consolidated financial statements.
At March 31, 2021, the ESOP held and is committed to release 11,340 shares of the Company’s common stock to participants during 2021. The fair value of the 149,182 shares held by the ESOP trust was $6.2 million at March 31, 2021. ESOP compensation expense included in salaries and benefits was $170,000 and $174,000 for the three months ended March 31, 2021 and March 31, 2020, respectively.

Note 11 – Leases
We have operating leases for branch locations, a loan production office, our corporate office and in the past, for certain equipment. The lease term for our leases begins on the date we become legally obligated for the rent payments or we take possession of the building, whichever is earlier. Generally, our real estate leases have initial terms of three to ten years and typically include one renewal option. Our leases have remaining lease terms of one year to eight years. The operating leases generally contain renewal options and require us to pay property taxes and operating expenses for the properties.

The following table presents the lease right-of-use assets and lease liabilities recorded on the condensed consolidated balance sheet at the dates indicated (in thousands):

	March 31, 2021	December 31, 2020
Operating lease right-of-use assets	$6,475	$6,722
Operating lease liabilities	$6,894	$7,134
The following table presents the components of lease expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease expense
Office leases	$273	$307
Equipment leases	—	5
Sublease income	(3)	(3)
Net lease expense	$270	$309
The following table presents the maturity of lease liabilities at the date indicated:

March 31, 2021
Office Leases
Operating Lease Commitments
Remainder of 2021	$784
2022	1,016
2023	989
2024	968
2025	885
Thereafter	3,012
Total lease payments	7,654
Less: Present value discount	760
Present value of lease liabilities	$6,894
Lease term and discount rate by lease type consist of the following at the dates indicated:

	March 31, 2021	March 31, 2020
Weighted-average remaining lease term:
Office leases	7.67 years	8.53 years
Equipment leases	—	0.17 years
Weighted-average discount rate (annualized):
Office leases	2.66%	2.65%
Equipment leases	—%	1.62%

Supplemental cash flow information related to leases was as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows
Office leases	$258	$291
Equipment leases	$—	$5

Note 12 – Subsequent Events
On April 27, 2021, the Board of Directors of the Company declared a quarterly cash dividend of $0.17 per common share, payable on May 24, 2021 to stockholders of record at the close of business on May 10, 2021.
On April 28, 2021, the Board of Directors adopted a new stock repurchase program to be effective on April 29, 2021, immediately following the expiration of the Company’s current stock repurchase program. Under this new repurchase program, the Company may repurchase its outstanding shares in the open market in an amount up to $2.0 million, based on prevailing market prices, or in privately negotiated transactions, over a period beginning on April 29, 2021, continuing until the earlier of the completion of the repurchase or the next six months, depending upon market conditions.

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
•fluctuations in the demand for loans, the number of unsold homes, land and other properties;
•fluctuations in real estate values and both residential and commercial and multifamily real estate market conditions in our market area;
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
•changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods, including as a result of the Coronavirus Aid, Relief, and Economic Securities Act of 2020 ("CARES Act") and the Consolidated Appropriations Act, 2021 ("CAA 2021");
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
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, including the CARES Act, CAA 2021 and recent COVID 19 vaccination and stimulus efforts, and
•the other risks described from time to time in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”).
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
Sound Community Bank’s deposits are insured up to applicable limits by the FDIC. At March 31, 2021, Sound Financial Bancorp, on a consolidated basis, had assets of $936.7 million, net loans held-for-portfolio of $608.4 million, deposits of $816.7 million and stockholders’ equity of $87.6 million. The shares of Sound Financial Bancorp are traded on NASDAQ Capital Market under the symbol “SFBC.”  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121.
Our principal business consists of attracting retail and commercial deposits from the general public and investing those funds, in loans secured by first and second mortgages on one- to four- family residences (including home equity loans and lines of credit), commercial and multifamily real estate, construction and land, consumer and commercial business loans. Our commercial business loans include unsecured lines of credit and secured term loans and lines of credit secured by inventory, equipment and accounts receivable. We also offer a variety of secured and unsecured consumer loan products, including manufactured home loans, floating home loans, automobile loans, boat loans and recreational vehicle loans. As part of our business, we focus on residential mortgage loan originations, a significant portion of which we sell to Fannie Mae and other correspondents and the remainder of which we retain for our loan portfolio consistent with our asset/liability objectives. We sell loans which conform to the underwriting standards of Fannie Mae (“conforming”) in which we retain the servicing of the loan in order to maintain the direct customer relationship and to generate noninterest income. Residential loans which do not conform to the underwriting standards of Fannie Mae (“non-conforming”), are held in our loan portfolio. We originate and retain a significant amount of commercial real estate loans, including those secured by owner-occupied and nonowner-occupied commercial real estate, multifamily property, mobile home parks and construction and land development loans.
Critical Accounting Policies
Certain of our accounting policies require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for other-than-temporary impairment of securities, accounting for mortgage servicing rights, accounting for other real estate owned and accounting for deferred income taxes.  Our methodologies for analyzing the allowance for loan losses, other-than-temporary impairment, mortgage servicing rights, other real estate owned and deferred tax asset accounts are described in our 2020 Form 10-K.

COVID-19 Response
The Company continues to offer a variety of relief options designed to support our clients and communities we serve during the ongoing COVID-19 pandemic.
Paycheck Protection Program ("PPP") Participation. The CARES Act was signed into law on March 27, 2020, and authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a loan program called the Paycheck Protection Program, or PPP. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA. The first round of the program expired on August 8, 2020, and a second round reopened the program beginning January 1, 2021 through May 31, 2021.
During the first quarter of 2021, we continued our participation in the initial SBA PPP by processing applications for PPP loan forgiveness. As of March 31, 2021, we had received SBA forgiveness for 807 PPP loans totaling $52.7 million out of the $74.8 million in PPP loans funded during the first PPP program. During the first quarter of 2021, we began accepting and processing loan applications under the second PPP program enacted in December 2020. As of March 31, 2021, we have funded 471 PPP loans totaling $39.1 million under the second PPP program. As of March 31, 2021, there was a total of 573 PPP loans outstanding totaling $61.2 million.
The following table summarizes our PPP participation as of March 31, 2021 (dollars in thousands):

	Funded			At March 31, 2021
	Total	Number of Loans	Average Loan Amount	Outstanding	Number of Loans
First PPP	$74,776	909	$82	$22,093	102
Second PPP	39,108	471	83	39,108	471
Total PPP loans	$113,884	1,380	$83	$61,201	573
The SBA processing fees for the approved loans totaled $4.6 million at March 31, 2021.
Loan Modifications. We are continuing to provide payment relief for both consumer and business clients, most of which relief involves interest only or payment deferrals that range from 90 to 180 days. Deferred loans are re-evaluated at the end of the deferral period and will either return to the original loan terms or be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. As of March 31, 2021, we had $3.6 million of residential loans under payment relief related to COVID-19, which consisted of six residential loans totaling $926,000 that have entered into a second payment forbearance agreement with a weighted-average loan-to-value of 74%, four residential loans totaling $586,000 that have entered into a third payment forbearance agreement with a weighted-average loan-to value of 61%, and seven residential loans totaling $1.9 million that have entered into a fourth forbearance agreement with a weighted-average loan-to-value of 64%. We had $9.1 million in commercial loans still under payment relief related to COVID-19 at March 31, 2021, which consisted of one commercial loan totaling $1.5 million that is subject to a second interest-only payment agreement with a loan-to-value of 49%, and four commercial loans totaling $4.1 million that are subject to a third interest-only payment agreement with a weighted-average loan-to-value of 52%. The foregoing weighted-average loan-to-values are based on appraisals obtained at the time of loan origination and the current loan amount. All of these loan modifications have been made in response to the COVID-19 pandemic and are not classified as troubled debt restructurings pursuant to applicable accounting and regulatory guidance until the earlier of 60 days after the national emergency termination date or January 1, 2022. We believe the steps we are taking are necessary to effectively manage our portfolio and assist our clients through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic.
Support for Clients, Employees and Community during Pandemic. We remain focused on keeping our employees safe and the Bank running effectively to serve its clients. The Bank is managing branch access and occupancy levels in relation to cases and close contact scenarios, following governmental restrictions and public health authority guidelines, and encouraging remote work and supporting employees with paid time off. As of March 31, 2021, all of our branch lobbies were open.
We continue to work closely with our borrowers to evaluate pandemic related challenges. We also continue to support our not-for-profit organizations albeit most activity is virtual.

Comparison of Financial Condition at March 31, 2021 and December 31, 2020
General.   Total assets increased $75.2 million, or 8.7%, to $936.7 million at March 31, 2021 from $861.4 million at December 31, 2020. The increase was primarily a result of a higher balances in cash and cash equivalents, and the origination of PPP loans.
Cash and Securities.  Cash and cash equivalents increased $75.8 million, or 39.1%, to $269.6 million at March 31, 2021 from $193.8 million at December 31, 2020 primarily due to deposit growth. Available-for-sale securities, which consist of municipal bonds and agency mortgage-backed securities decreased $1.1 million, or 11.2%, to $9.1 million at March 31, 2021 from $10.2 million at December 31, 2020 as a result of normal pay downs in investment securities during the quarter.
Loans.  Loans held-for-portfolio, net, increased $1.1 million, or 0.2%, to $608.4 million at March 31, 2021 from $607.4 million at December 31, 2020, driven by our origination of PPP loans.
The following table reflects the changes in the loan mix of our loan portfolio at March 31, 2021, as compared to December 31, 2020 (dollars in thousands):

	March 31, 2021	December 31, 2020	Amount Change	Percent Change
One-to-four family	$129,995	$130,657	$(662)	(0.5)%
Home equity	13,763	16,265	(2,502)	(15.4)
Commercial and multifamily	251,459	265,774	(14,315)	(5.4)
Construction and land	63,112	62,752	360	0.6
Manufactured homes	20,781	20,941	(160)	(0.8)
Floating homes	39,868	39,868	—	—
Other consumer	14,942	15,024	(82)	(0.5)
Commercial business	83,669	64,217	19,452	30.3
Deferred loan fees	(3,212)	(2,135)	(1,077)	50.4
Total loans held-for-portfolio, gross	614,377	613,363	1,014	0.2
Allowance for loan losses	(5,935)	(6,000)	65	(1.1)
Total loans held-for-portfolio, net	$608,442	$607,363	$1,079	0.2%
The largest increase in the loan portfolio was in commercial business loans which increased $19.5 million, or 30.3%, to $83.7 million, at March 31, 2021, compared to $64.2 million at December 31, 2020, driven by our origination of 471 PPP loans totaling $39.1 million during the three months ended March 31, 2021. PPP loans are 100% guaranteed by the SBA. At March 31, 2021, our loan portfolio, net of deferred loan fees, remained well-diversified. Commercial and multifamily real estate loans accounted for 40.7% of total loans, one-to-four family loans, including home equity loans accounted for 23.3% of total loans, commercial business loans accounted for 13.6% of total loans, and consumer loans, consisting of manufactured homes, floating homes, and other consumer loans accounted for 12.2% of total loans at March 31, 2021. Construction and land loans accounted for 10.2% of total loans at March 31, 2021.

Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of evaluation in accordance with generally accepted accounting principles in the United States. It is our best estimate of probable credit losses inherent in our loan portfolio.

The following table reflects the adjustments in our allowance during the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$6,000	$5,640
Charge-offs	(71)	(6)
Recoveries	6	9
Net (charge-offs)/recoveries	(65)	3
Provision for loan losses during the period	—	250
Balance at end of period	$5,935	$5,893

Ratio of net (charge-offs)/recoveries during the period to average loans outstanding during the period	(0.01)%	—%

	March 31, 2021	December 31, 2020
Allowance as a percentage of nonperforming loans (end of period)	218.92%	208.04%
Allowance as a percentage of total loans (end of period)	0.97%	0.98%

Our allowance for loan losses decreased $65,000, or 1.1%, to $5.9 million at March 31, 2021, from $6.0 million at December 31, 2020.
Specific loan loss reserves decreased to $334,000 at March 31, 2021, compared to $378,000 at December 31, 2020, while general loan loss reserves decreased to $5.0 million at March 31, 2021, compared to $5.2 million at December 31, 2020 and the unallocated reserve increased to $570,000 at March 31, 2021, compared to $406,000 at December 31, 2020. The decrease in the general reserve was a result of declining loan balances as substantially all of the increase in loans held-for-portfolio during the quarter resulted from the origination of PPP loans. The $61.2 million balance of PPP loans was omitted from the calculation for the allowance for loan losses at March 31, 2021, as these loans are 100% guaranteed by the SBA and management expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reduce the Bank’s loan balance for the amount forgiven. Net charge-offs for the three months ended March 31, 2021 totaled $65,000, compared to net recoveries of $3,000 for the three months ended March 31, 2020. At March 31, 2021, the allowance for loan losses as a percentage of total loans and nonperforming loans was 0.97% and 218.92%, respectively, compared to 0.98% and 208.04%, respectively, at December 31, 2020.
Mortgage Servicing Rights.  The fair value of mortgage servicing rights was $4.1 million at March 31, 2021, an increase of $329,000 or 8.7% from $3.8 million at December 31, 2020. We record mortgage servicing rights on loans sold with servicing retained and upon acquisition of a servicing portfolio. Mortgage servicing rights are carried at fair value. If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.
Nonperforming Assets.  At March 31, 2021, nonperforming assets totaled $3.3 million, or 0.35% of total assets, compared to $3.5 million, or 0.40% of total assets at December 31, 2020.
The table below sets forth the amounts and categories of nonperforming assets at the dates indicated (dollars in thousands):

	Nonperforming Assets
	March 31, 2021	December 31, 2020	Amount Change	Percent Change
Nonaccrual loans	$2,711	$2,884	$(173)	(6.0)%
OREO and repossessed assets	575	594	(19)	(3.2)
Total nonperforming assets	$3,286	$3,478	$(192)	(5.5)%

Nonaccrual loans decreased $173,000, or 6.00%, to $2.7 million at March 31, 2021 from $2.9 million at December 31, 2020. The percentage of nonaccrual loans to total loans was 0.44% at March 31, 2021, compared to 0.47% of total loans at December 31, 2020.

OREO and repossessed assets were $575,000 at March 31, 2021 and $594,000 at December 31, 2020. At March 31, 2021, OREO and repossessed assets consisted solely of a former bank branch property located in Port Angeles, Washington which was acquired in 2015 as a part of three branches purchased from another financial institution. It is currently leased to a not-for-profit organization headquartered in our market area at a below market rate.
Deposits. Total deposits increased $68.7 million, or 9.2%, to $816.7 million at March 31, 2021 from $748.0 million at December 31, 2020. The increase was due primarily to disbursements of PPP loan proceeds into borrowers’ deposit accounts as well as stimulus funds deposited and reduced withdrawals reflecting changes in customer spending habits due to the COVID-19 pandemic. We continue our efforts to grow noninterest-bearing deposits, which increased $56.2 million, or 42.4%, to $188.7 million at March 31, 2021, compared to $132.5 million at December 31, 2020. Noninterest-bearing deposits represented 23.1% of total deposits at March 31, 2021, compared to 17.7% at December 31, 2020.
A summary of deposit accounts with the corresponding weighted-average cost of funds at the dates indicated is presented below (dollars in thousands):

	March 31, 2021		December 31, 2020
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$183,291	—%	$129,299	—%
Interest-bearing demand	269,514	0.28	230,492	0.44
Savings	93,207	0.14	83,778	0.27
Money market	73,536	0.30	65,748	0.39
Time deposits	191,752	2.21	235,473	2.43
Escrow (1)	5,393	—	3,191	—
Total deposits	$816,693	0.67%	$747,981	1.01%
(1) Escrow balances shown in noninterest-bearing deposits on the consolidated balance sheets.
Stockholders’ Equity.   Total stockholders’ equity increased $2.1 million, or 2.4%, to $87.6 million at March 31, 2021 from $85.5 million at December 31, 2020. This increase primarily reflects $2.5 million in net income for the three months ended March 31, 2021, partially offset by the payment of cash dividends of $702,000 to common stockholders during the three months ended March 31, 2021.

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

	March 31,
	2021			2020
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loan	$628,397	$7,886	5.09%	$621,306	$8,408	5.43%
Investments and interest-bearing accounts	228,752	113	0.20	61,607	238	1.58
Total interest-earning assets (1)	857,149	7,999	3.77	682,913	8,646	5.09
Interest-bearing liabilities:
Savings and money market accounts	155,854	64	0.17	110,594	93	0.34
Demand and NOW accounts	248,887	185	0.30	161,689	232	0.58
Certificate accounts	214,517	1,046	1.98	246,990	1,534	2.50
Subordinated notes	11,596	168	5.88	—	—	—
Borrowings	—	—	—	7,785	59	3.05
Total interest-bearing liabilities	630,854	1,463	0.94%	527,058	1,918	1.46%
Net interest income		$6,536			$6,728
Net interest rate spread			2.83%			3.63%
Net earning assets	$226,295			$155,855
Net interest margin			3.09%			3.96%
Average interest-earning assets to average interest-bearing liabilities		135.87%			129.57%
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

	Three Months Ended March 31, 2021 vs. 2020
	Increase (Decrease) due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:
Loans	$89	$(611)	$(522)
Investments and interest-bearing accounts	83	(208)	(125)
Total interest-earning assets	172	(819)	(647)
Interest-bearing liabilities:
Savings and Money Market accounts	19	(48)	$(29)
Demand and NOW accounts	65	(112)	(47)
Certificate accounts	(158)	(330)	(488)
Subordinated debt	168	—	168
Borrowings	—	(59)	(59)
Total interest-bearing liabilities	$94	$(549)	$(455)
Change in net interest income			$(192)

Comparison of Results of Operation for the Three Months Ended March 31, 2021 and 2020

General.  Net income increased $1.5 million, or 149.8%, to $2.5 million, or $0.93 per diluted common share, for the three months ended March 31, 2021, compared to $981,000, or $0.38 per diluted common share, for the three months ended March 31, 2020. The increase was primarily a result of an increase in noninterest income of $2.0 million for the three months ended March 31, 2021, driven by an increase of $1.7 million in gains on sale of loans.
Interest Income.  Interest income decreased $647,000, or 7.5%, to $8.0 million for the three months ended March 31, 2021, from $8.6 million for the three months ended March 31, 2020, primarily due to a 34 basis point decline in average loan yields. Interest income on loans decreased $522,000, or 6.2%, to $7.9 million for the three months ended March 31, 2020, despite higher average total loan balances resulting primarily from PPP loans made by the Bank. The average balance of total loans was $628.4 million for the three months ended March 31, 2021, compared to $621.3 million for the three months ended March 31, 2020. The average yield on total loans was 5.09% for three months ended March 31, 2021, compared to 5.43% for the three months ended March 31, 2020. The average yield on loans decreased primarily due to decreases in interest rates on resetting adjustable-rate instruments, following decreases to short-term rates over the last year, including the emergency 150 basis point reduction in the targeted federal funds rate in March 2020 due to the COVID-19 pandemic, the effects of which were partially offset by the impact of PPP loans. For the three months ended March 31, 2021, the average balance of PPP loans was $53.9 million and the average yield on PPP loans was 5.68%, including the recognition of the net deferred fees. Interest income included $755,000 in fees earned related to PPP loans in the three months ended March 31, 2021 compared to none in same period a year ago. At March 31, 2021, PPP deferred loan origination fees of $1.9 million remain to be accreted into interest income during the remaining life of the loans. The impact of PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met, but is expected to cease completely after the two- or five-year maturity of the loans.
Interest income on the investment portfolio and cash and cash equivalents decreased $125,000, or 52.5%, to $113,000 for the three months ended March 31, 2021, compared to $238,000 for the three months ended March 31, 2020. The decrease in the interest income on investment securities and cash and cash equivalents was due to lower average yields primarily due to downward adjustments for adjustable rate investment securities reflecting the decrease in market interest rates and secondarily due to lower yields on purchases of new investment securities compared to the existing portfolio. The average yield on investments and cash and cash equivalents was 0.20% for the three months ended March 31, 2021, compared to 1.58% for the three months ended March 31, 2020.
Interest Expense.  Interest expense decreased $455,000, or 23.7%, to $1.5 million for the three months ended March 31, 2021, from $1.9 million for the three months ended March 31, 2020, primarily as a result of declining deposit costs and a higher percentage of noninterest bearing deposits to total deposits.
Interest expense on deposits decreased $564,000, or 30.3%, to $1.3 million for the three months ended March 31, 2021, compared to $1.9 million for the same period a year ago. The decrease was primarily the result of a decline in the weighted-average cost of deposits reflecting reduce rates paid on deposits. In addition, deposit costs were favorably impacted by a $59.4 million increase in average noninterest bearing deposits to $161.1 million for the three months ended March 31, 2021, compared to $101.7 million for the same period last year. The weighted-average cost of total deposits decreased 53 basis points to 0.67% for the quarter ended March 31, 2021, from 1.20% for the quarter ended March 31, 2020.
In September 2020, we completed a private placement of $12.0 million in aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030, resulting in net proceeds after placement fees and offering expenses, of approximately $11.6 million.
Interest expense on borrowings, comprised solely of interest expense on our subordinated notes, increased $109,000, or 184.7%, to $168,000 for the three months ended March 31, 2021, compared to $59,000 for the three months ended March 31, 2020, which was related solely to FHLB advances. Average borrowings increased $3.8 million, to $11.6 million at March 31, 2021, consisting solely of subordinated notes, from $7.8 million at March 31, 2020, which consisted of solely FHLB advances. The weighted-average cost of the subordinated notes was 5.88% at March 31, 2021, while the weighted-average cost of the FHLB advances was 3.05% at March 31, 2020.
Net Interest Income.   Net interest income decreased $192,000, or 2.9%, to $6.5 million for the three months ended March 31, 2021, from $6.7 million for the three months ended March 31, 2020. Our net interest margin was 3.09% and 3.96% for the three months ended March 31, 2021 and 2020, respectively. The decreases in both net interest income and net interest margin were primarily due to yields earned on interest-earning assets declining at a faster rate than interest rates paid on interest-bearing liabilities as changes in the average rate paid on interest-bearing deposits tend to lag changes in market interest rate. During the quarter ended March 31, 2021, the average yield earned on PPP loans, including the recognition of the net deferred fees for PPP loans repaid and forgiven by the SBA, resulted in a positive impact in the net interest margin of six basis points, compared to no impact for the quarter ended March 31, 2020 as PPP loans were not being originated during that time.
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
No provision for loan losses was recorded for the three months ended March 31, 2021, compared to a provision for loan losses of $250,000 for the three months ended March 31, 2020. The decrease in the provision for loan losses was primarily due to decreases in the balance of loans held-for-portfolio and to a lesser extent a $961,000 decrease in non-performing loans. Our allowance for loan losses as of March 31, 2021, not only reflects probable and inherent credit losses based upon the economic conditions that existed as of March 31, 2021, but also gives consideration to the potential losses from impacts of the COVID-19 pandemic which have declined as the economy in our markets improve as initial COVID-19 restrictions have been lifted. Net charge-offs for the three months ended March 31, 2021 totaled $65,000, compared to net recoveries of $3,000 for the three months ended March 31, 2020.
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
Noninterest Income.  Noninterest income increased $2.0 million, or 281.4%, to $2.7 million for the three months ended March 31, 2021, as compared to $709,000 for the three months ended March 31, 2020, as reflected below (dollars in thousands):

	Three Months Ended March 31,		Amount Change	Percent Change
	2021	2020
Service charges and fee income	$532	$494	$38	7.7%
Earnings on cash surrender value of BOLI	82	15	67	446.7
Mortgage servicing income	312	244	68	27.9
Fair value adjustment on mortgage servicing rights	(275)	(362)	87	(24.0)
Net gain on sale of loans	2,053	318	1,735	nm
Total noninterest income	$2,704	$709	$1,995	281.4%
The increase in noninterest income during the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to increases in gain on sale of loans. As a result of reductions in market interest rates, refinance and home purchases have increased significantly over the last year, increasing our residential loans originated for sale. Loans sold during the three months ended March 31, 2021, totaled $68.1 million, compared to $14.1 million during the three months ended March 31, 2020.

Noninterest Expense.  Noninterest expense increased $216,000, or 3.6%, to $6.2 million during the three months ended March 31, 2021, compared to $5.9 million during the three months ended March 31, 2020, as reflected below (dollars in thousands):

	Three Months Ended March 31,		Amount Change	Percent Change
	2021	2020
Salaries and benefits	$3,644	$3,235	$409	12.6%
Operations	1,206	1,394	(188)	(13.5)
Regulatory assessments	101	250	(149)	(59.6)
Occupancy	448	497	(49)	(9.9)
Data processing	779	570	209	36.7
Net gain on OREO and repossessed assets	(16)	—	(16)	nm
Total noninterest expense	$6,162	$5,946	$216	3.6%

The increase in noninterest expense during the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to increases of $409,000 in salaries and benefits and $209,000 in data processing expense, partially offset by a $188,000 decrease in operation expense and a $149,000 decrease in regulatory assessments. Salaries and benefits increased primarily due to discretionary bonuses paid for added efforts associated with the Company's COVID-19 response and implementation and execution of the SBA's PPP, higher stock compensation expense related to the vesting of stock awards during the quarter ended March 31, 2021, and higher nonqualified deferred compensation. Data processing expense increased due to technology investments and variable costs associated with loan origination system activity. Operations expense decreased primarily due to lower loan expenses and office operations, and regulatory assessments decreased as the three months ended March 31, 2020 included regulatory examination costs.
The efficiency ratio for the quarter ended March 31, 2021 was 66.69%, compared to 79.95% for the quarter ended March 31, 2020. The improvement in the efficiency ratio was primarily due to higher noninterest income for the three months ended March 31, 2021.
Income Tax Expense.  We incurred income tax expense of $627,000 for the three months March 31, 2021, as compared $260,000 for the same period in 2020. The effective tax rates for the three months ended March 31, 2021 and March 31, 2020 were 20.37% and 20.95%, respectively.

Liquidity and Capital Resources
The Management Discussion and Analysis in Item 7 of the Company’s 2020 Form 10-K contains an overview of Sound Financial Bancorp’s and the Bank’s liquidity management, sources of liquidity and cash flows. This discussion updates that disclosure for the three months ended March 31, 2021.
The Bank’s primary sources of funds are deposits, principal and interest payments on loans and borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank’s primary investing activity is loan originations. The Bank maintains liquidity levels it believes to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  At March 31, 2021, the Bank had $278.7 million in cash and investment securities available-for-sale and $10.7 million in loans held-for-sale generally available for its cash needs.  Also, at March 31, 2021, the Bank had the ability to borrow an additional $204.8 million in FHLB advances based on existing collateral pledged, and could access $23.7 million through the Federal Reserve’s Discount Window. Additionally, as of March 31, 2021, the Bank was approved to utilize the PPPLF. The Bank may utilize the PPPLF pursuant to which the Bank will pledge PPP loans at face value as collateral to obtain FRB non-recourse loans. During the quarter ended and as of March 31, 2021, the Bank did not utilize the PPPLF as it held a substantial cash and cash equivalent position as a result of PPP disbursed funds remaining unused in borrower deposit accounts and due to deposit customers increasing their balances due to COVID-19. At March 31, 2021, we also had available a total of $20.0 million in credit facilities with other financial institutions, with no balance outstanding. The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals and loan commitments. At March 31, 2021, outstanding loan commitments, including unused lines and letters of credit totaled $83.0 million, including $27.8 million of undisbursed construction and land loans. Certificates of deposit scheduled to mature in one year or less at March 31, 2021, totaled $133.9 million.
Cash and cash equivalents increased $75.8 million to $269.6 million as of March 31, 2021, from $193.8 million as of December 31, 2020. Net cash provided by operating activities was $7.8 million for the three months ended March 31, 2021. Net cash used in investing activities totaled $54,000 during the three months ended March 31, 2021 and consisted primarily of increases in proceeds from principal payments. The $68.0 million of net cash provided by financing activities during the three months ended March 31, 2021 primarily was the result of a $68.7 million net increase in deposits.
At March 31, 2021, the Company, on an unconsolidated basis, had $5.8 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs. The Company’s principal source of liquidity is dividends and ESOP loan repayments from the Bank. The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company. So long as the Bank remains well capitalized after each capital distribution (as evidenced by maintaining a Community Bank Leverage Ratio ("CBLR") greater than the required percentage), as discussed below, and operates in a safe and sound manner, it is management's belief that its banking regulators will continue to allow the Bank to distribute its earnings to the Company, although no assurance can be given in this regard.
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
A summary of our off-balance sheet loan commitments at March 31, 2021, is as follows (in thousands):

March 31, 2021
Commitments to make loans	$30,312
Unfunded construction commitments	27,844
Unused lines of credit	24,733
Irrevocable letters of credit	80
Total loan commitments	$82,969
Regulatory Capital
Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action ("PCA"). Qualifying institutions that elect to use the CBLR framework, such as the Bank and the Company, that maintain the required minimum leverage ratio will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies’ PCA framework. As of March 31, 2021, both the Bank’s and Company’s CBLR was 10.32%, which exceeded the minimum requirements. See "Part I, Item 1. Business – Regulation of Sound Community Bank – Capital Rules " in the Company's 2020 Form 10-K for additional information related to regulatory capital.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company provided information about market risk in Item 7A of its 2020 Form 10-K.  There have been no material changes in our market risk since our 2020 Form 10-K.
Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”), as of March 31, 2021, was carried out under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, and several other members of the Company’s senior management. The Company’s principal executive officer and principal financial officer concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Company’s principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
(b)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1     Legal Proceedings
In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A    Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of our 2020 Form 10-K.

Item 2    Unregistered Sales of Equity Securities and use of Proceeds
(a)    Not applicable
(b)Not applicable
(c)On October 27, 2020, the Company announced that its Board of Directors authorized a stock repurchase program. Under this repurchase program, the Company may repurchase its outstanding shares in the open market in an amount up to $2.0 million, based on prevailing market prices, or in privately negotiated transactions, over a period beginning on October 28, 2020, continuing until the earlier of the completion of the repurchase or the next six months, depending upon market conditions. The Company’s Board of Directors also authorized management to enter into a trading plan with a registered broker-dealer in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate repurchases of its common stock pursuant to the above-mentioned stock repurchase program.

The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended March 31, 2021:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
January 1, 2021 - January 31, 2021	—	$—	—	$1,927,000
February 1, 2020 - February 28, 2021	2,303	$33.40	—	1,927,000
March 1, 2021 - March 31, 2021	—	$—	—	1,927,000
Total	2,303		—	$1,927,000

________________________
(1) Includes the surrender of shares of Company common stock that the participants already own as payment of the exercise price for stock options. Shares surrendered by participants in the equity incentive plans are repurchased pursuant to the terms of the plan and applicable award agreement and not pursuant to publicly announced share repurchase programs.

(2) The Company may repurchase shares of its common stock from time-to-time in open market transactions. The timing, volume and price of purchases are made at our discretion, and are contingent upon our overall financial condition, as well as general market conditions.

On April 28, 2021, the Board of Directors adopted a new stock repurchase program to be effective on April 29, 2021, immediately following the expiration of the Company’s current stock repurchase program. Under this new repurchase program, the Company may repurchase its outstanding shares in the open market in an amount up to $2.0 million, based on prevailing market prices, or in privately negotiated transactions, over a period beginning on April 29, 2021, continuing until the earlier of the completion of the repurchase or the next six months, depending upon market conditions.

Item 3    Defaults Upon Senior Securities
Nothing to report.

Item 4    Mine Safety Disclosures
Not Applicable.

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

10.7	Summary of Annual Bonus Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on February 3, 2020 (File No. 000-35633))
10.8	2013 Equity Inventive Plan (included as Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q
for the quarter ended September 30,2013 and incorporated herein by reference (File No. 001-35633))
10.9	Form of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock
Agreement under the 2013 Equity Incentive Plan (included as Exhibit 10.14 to the Registrant's Quarterly
Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference (File
No. 001-35633))
10.10	Form of Adoption Agreement for the Sound Community Bank Nonqualified Deferred Compensation Plan (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 30, 2021 (File No. (001-35633))
10.11	The Sound Community Bank Nonqualified Deferred Compensation Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on March 24, 2017 (File No. 001-35633))
10.12	Change of Control Agreement dated October 25, 2018, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Heidi Sexton (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on October 26, 2018 (File No. (001-35633))
10.13	Credit Union of the Pacific Incentive Compensation Achievement Plan, dated January 1, 1994 (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 14, 2019 (File No. (001-35633))
10.14	Form of Subordinated Note Purchase Agreement, dated September 18, 2020, by and among Sound Financial Bancorp, Inc. and the Purchasers (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on September 21, 2020 (File No. 001-35633)).
31	Rule 13(a)-14(a) Certification (Chief Executive Officer and Interim Chief Financial Officer)
32	Section 1350 Certification
101
The following financial statements from the Sound Financial Bancorp, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2021, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of equity (v) condensed consolidated statements of cash flows and (vi) the notes to condensed consolidated financial statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: May 13, 2021	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President/Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer)