Form 10-Q
period 2021-06-30
Sound Financial Bancorp, Inc.
filed 2021-08-13
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of August 11, 2021, there were 2,617,585 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$236,815	$193,828
Available-for-sale securities, at fair value	7,524	10,218
Loans held-for-sale	3,674	11,604
Loans held-for-portfolio	639,633	613,363
Allowance for loan losses	(6,157)	(6,000)
Total loans held-for-portfolio, net	633,476	607,363
Accrued interest receivable	2,078	2,254
Bank-owned life insurance (“BOLI”), net	17,823	14,588
Other real estate owned (“OREO”) and repossessed assets, net	659	594
Mortgage servicing rights, at fair value	4,151	3,780
Federal Home Loan Bank (“FHLB”) stock, at cost	1,052	877
Premises and equipment, net	6,043	6,270
Right of use assets	6,255	6,722
Other assets	3,628	3,304
Total assets	$923,178	$861,402
LIABILITIES
Deposits
Interest-bearing	$622,873	$615,491
Noninterest-bearing demand	181,847	132,490
Total deposits	804,720	747,981
Accrued interest payable	238	369
Lease liabilities	6,681	7,134
Other liabilities	9,453	7,674
Advance payments from borrowers for taxes and insurance	938	1,168
Subordinated notes, net	11,613	11,592
Total liabilities	833,643	775,918
COMMITMENTS AND CONTINGENCIES (NOTE 7)	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,614,329 and 2,592,587 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	26	25
Additional paid-in capital	27,613	27,106
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(57)	(113)
Retained earnings	61,758	58,226
Accumulated other comprehensive income, net of tax	195	240
Total stockholders’ equity	89,535	85,484
Total liabilities and stockholders’ equity	$923,178	$861,402
See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
INTEREST INCOME
Loans, including fees	$8,299	$8,631	$16,184	$17,040
Interest and dividends on investments, cash and cash equivalents	116	77	229	314
Total interest income	8,415	8,708	16,413	17,354
INTEREST EXPENSE
Deposits	896	1,749	2,190	3,607
Borrowings	—	63	—	123
Subordinated notes	168	—	336	—
Total interest expense	1,064	1,812	2,526	3,730
Net interest income	7,351	6,896	13,887	13,624
PROVISION FOR LOAN LOSSES	250	400	250	650
Net interest income after provision for loan losses	7,101	6,496	13,637	12,974
NONINTEREST INCOME
Service charges and fee income	526	429	1,059	923
Earnings on cash surrender value of bank-owned life insurance	96	90	178	105
Mortgage servicing income	321	235	633	479
Fair value adjustment on mortgage servicing rights	(294)	(437)	(569)	(800)
Net gain on sale of loans	1,063	1,262	3,116	1,581
Total noninterest income	1,712	1,579	4,417	2,288
NONINTEREST EXPENSE
Salaries and benefits	3,314	2,818	6,958	6,053
Operations	1,361	1,326	2,567	2,720
Regulatory assessments	91	120	192	369
Occupancy	409	497	857	995
Data processing	813	645	1,593	1,215
Net gain on OREO and repossessed assets	—	—	(16)	—
Total noninterest expense	5,988	5,406	12,151	11,352
Income before provision for income taxes	2,825	2,669	5,903	3,910
Provision for income taxes	574	541	1,201	802
Net income	$2,251	$2,128	$4,702	$3,108

Earnings per common share:
Basic	$0.87	$0.83	$1.81	$1.21
Diluted	$0.85	$0.82	$1.78	$1.20
Weighted-average number of common shares outstanding:
Basic	2,582,937	2,559,879	2,578,763	2,553,369
Diluted	2,627,621	2,579,869	2,619,736	2,584,796
 See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$2,251	$2,128	$4,702	$3,108
Available for sale securities:
Unrealized gains (losses) arising during the period	3	134	(57)	110
Income tax (expense) benefit related to unrealized gains/losses	(1)	(28)	12	(23)
Other comprehensive income (loss), net of tax	2	106	(45)	87
Comprehensive income	$2,253	$2,234	$4,657	$3,195

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2021 and 2020 (unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid -in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders’ Equity
Balance, at March 31, 2021	2,609,806	$26	$27,447	$(85)	$59,975	$193	$87,556
Net income	—	—	—	—	2,251	—	2,251
Other comprehensive income, net of tax	—	—	—	—	—	2	2
Share-based compensation	—	—	65	—	—	—	65
Cash dividends paid on common stock ($0.17 per share)	—	—	—	—	(447)	—	(447)
Common stock surrendered	(962)	—	(9)	—	(21)	—	(30)
Common stock options exercised	5,485	—	18	—	—	—	18
Allocation of ESOP shares	—	—	92	28	—	—	120
Balance, at June 30, 2021	2,614,329	$26	$27,613	$(57)	$61,758	$195	$89,535

Balance, at December 31, 2020	2,592,587	$25	$27,106	$(113)	$58,226	$240	$85,484
Net income	—	—	—	—	4,702	—	4,702
Other comprehensive loss, net of tax	—	—	—	—	—	(45)	(45)
Share-based compensation	—	—	231	—	—	—	231
Restricted stock awards issued	10,168	—	—	—	—	—
Cash dividends paid on common stock ($0.44 per share)	—	—	—	—	(1,149)	—	(1,149)
Common stock surrendered	(3,991)	—	(9)	—	(21)	—	(30)
Restricted shares forfeited	(1,470)	—	—	—	—	—	—
Common stock options exercised	17,035	1	121	—	—	—	122
Allocation of ESOP shares	—	—	164	56	—	—	220
Balance, at June 30, 2021	2,614,329	$26	$27,613	$(57)	$61,758	$195	$89,535

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid -in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders’ Equity
Balance, at March 31, 2020	2,591,494	$25	$26,776	$(198)	$51,488	$156	$78,247
Net income	—	—	—	—	2,128	—	2,128
Other comprehensive loss, net of tax	—	—	—	—	—	106	106
Share-based compensation	—	—	46	—	—	—	46
Restricted stock awards issued	—	—	—	—	(389)	—	(389)
Cash dividends paid on common stock ($0.15 per share)	(581)	—	—	—	—	—	—
Common stock surrendered	(1,510)	—	—	—	—	—	—
Common stock options exercised	3,749	—	34	—	—	—	34
Allocation of ESOP shares	—	—	38	28	(3)	—	63
Balance, at June 30, 2020	2,593,152	$25	$26,894	$(170)	$53,224	$262	$80,235

Balance, at December 31, 2019	2,567,389	$25	$26,343	$(227)	$51,410	$175	$77,726
Net income	—	—	—	—	3,108	—	3,108
Other comprehensive loss, net of tax	—	—	—	—	—	87	87
Share-based compensation	—	—	231	—	—	—	231
Restricted stock awards issued	—	—	—	—	(1,294)	—	(1,294)
Cash dividends paid on common stock ($0.50 per share)	(581)	—	—	—	—	—	—
Common stock surrendered	(1,690)	—	—	—	—	—	—
Restricted shares forfeited	13,600	—	—	—	—	—	—
Common stock options exercised	14,434	—	216	—	—	—	216
Allocation of ESOP shares	—	—	104	57	—	—	161
Balance, at June 30, 2020	2,593,152	$25	$26,894	$(170)	$53,224	$262	$80,235

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,702	$3,108
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net discounts on investments	81	58
Provision for loan losses	250	650
Depreciation and amortization	337	486
Compensation expense related to stock options and restricted stock	231	231
Fair value adjustment on mortgage servicing rights	569	800
Right of use assets amortization	467	475
Change in lease liabilities	(453)	(449)
Increase in cash surrender value of BOLI	(178)	(105)
Net change in advances from borrowers for taxes and insurance	(230)	(142)
Net gain on sale of loans	(3,116)	(1,581)
Proceeds from sale of loans held-for-sale	110,213	89,662
Originations of loans held-for-sale	(100,107)	(95,644)
Net gain on OREO and repossessed assets	(16)	—
Change in operating assets and liabilities:
Accrued interest receivable	176	(140)
Other assets	(312)	126
Accrued interest payable	(131)	(22)
Other liabilities	1,780	(33)
Net cash provided by (used in) operating activities	14,263	(2,520)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	—	(2,489)
Proceeds from principal payments, maturities and sales of available-for-sale securities	2,576	1,649
Net increase in loans	(26,447)	(70,557)
(Purchase of) reduction in BOLI	(3,057)	55
Purchases of premises and equipment, net	(110)	(395)
Proceeds from sale of OREO and other repossessed assets	35	—
Net cash used in investing activities	(27,003)	(71,737)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	56,739	77,604
Proceeds from borrowings	—	87,991
Repayment of borrowings	—	(15,650)
FHLB stock purchased	(175)	(4)
Common stock repurchases	(30)	—
Allocation of ESOP shares	220	161
Dividends paid on common stock	(1,149)	(1,294)
Proceeds from common stock option exercises	122	216
Net cash provided by financing activities	55,727	149,024
Net change in cash and cash equivalents	42,987	74,767
Cash and cash equivalents, beginning of period	193,828	55,770
Cash and cash equivalents, end of period	$236,815	$130,537
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$1,670	$—
Interest paid on deposits and borrowings	2,657	3,730
Loans transferred from loans held-for-portfolio to OREO and repossessed assets	84	—
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
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 30, 2021 (“2020 Form 10-K”). The results for the interim periods are not necessarily indicative of results for a full year or any other future period.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. The new guidance may result in an increase in the allowance for loan losses; however, the Company is still in the process of determining the magnitude of the change and its impact on the Company's consolidated financial statements. The FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), delaying implementation of ASU No. 2016-13 for SEC smaller reporting company filers until fiscal years beginning after December 15, 2022. The Bank meets the requirements of a smaller reporting company and will delay implementation of ASU No. 2016-13.

Note 3 – Investments
The amortized cost and fair value of our available-for-sale (“AFS”) securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2021
Municipal bonds	$4,226	$180	$(2)	$4,404
Agency mortgage-backed securities	3,053	79	(12)	3,120
Total	$7,279	$259	$(14)	$7,524

December 31, 2020
Municipal bonds	$5,209	$204	$—	$5,413
Agency mortgage-backed securities	4,706	105	(6)	4,805
Total	$9,915	$309	$(6)	$10,218
The amortized cost and fair value of AFS securities at June 30, 2021, by contractual maturity, are shown below (in thousands). Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	June 30, 2021
	Amortized Cost	Fair Value
Due within one year	$227	$228
Due after one year through five years	260	269
Due after five years through ten years	457	495
Due after ten years	3,282	3,412
Agency mortgage-backed securities	3,053	3,120
Total	$7,279	$7,524
There were no pledged securities at June 30, 2021 or December 31, 2020.
There were no sales of AFS securities during the three and six months ended June 30, 2021 or 2020.

The following table summarizes the aggregate fair value and gross unrealized loss by length of time of those investments that have been in a continuous unrealized loss position at the dates indicated (in thousands):

	June 30, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$667	$(2)	$—	$—	$667	$(2)
Agency mortgage-backed securities	489	(12)	—	—	489	(12)
Total	$1,156	$(14)	$—	$—	$1,156	$(14)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$1,618	$(6)	$—	$—	$1,618	$(6)
Total	$1,618	$(6)	$—	$—	$1,618	$(6)
There were no credit losses recognized in earnings related to other than temporary impairments during the three and six months ended June 30, 2021 or 2020.
At June 30, 2021, the securities portfolio consisted of 11 agency mortgage-backed securities and nine municipal bonds with a total portfolio fair value of $7.5 million. At December 31, 2020, the securities portfolio consisted of 16 agency mortgage-backed securities and ten municipal bonds with a fair value of $10.2 million. At June 30, 2021, there were three securities in an unrealized loss position for less than 12 months, and there were no securities in an unrealized loss position for more than 12 months. At December 31, 2020, there were three securities in an unrealized loss position for less than 12 months, and there were no securities in an unrealized loss position for more than 12 months. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. The unrealized losses on these investments are not considered other-than-temporary impairment ("OTTI") as of June 30, 2021, because the decline in fair value is not attributable to credit quality and because we do not intend, and it is not likely that we will be required, to sell these securities before recovery of their amortized cost basis. Deterioration in market and economic conditions related to the COVID-19 pandemic may, however, have an adverse impact on credit quality in the future and result in OTTI charges.

Note 4 – Loans
The composition of the loans-held-for portfolio at the dates indicated, excluding loans held-for-sale, was as follows (in thousands):

	June 30, 2021	December 31, 2020
Real estate loans:
One-to-four family	$170,351	$130,657
Home equity	15,378	16,265
Commercial and multifamily	244,047	265,774
Construction and land	71,881	62,752
Total real estate loans	501,657	475,448
Consumer loans:
Manufactured homes	21,032	20,941
Floating homes	43,741	39,868
Other consumer	15,557	15,024
Total consumer loans	80,330	75,833
Commercial business loans	59,969	64,217
Total loans held-for-portfolio	641,956	615,498
Deferred fees, net	(2,323)	(2,135)
Total loans held-for-portfolio, gross	639,633	613,363
Allowance for loan losses	(6,157)	(6,000)
Total loans held-for-portfolio, net	$633,476	$607,363
The Company was automatically authorized to participate in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), as a qualified lender since the inception of the program. As of June 30, 2021, the Bank had funded PPP loans totaling $119.2 million, $36.0 million of which remained outstanding and are included in commercial business loans above. PPP loans are 100% guaranteed by the SBA.
The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of the dates indicated (in thousands):

	June 30, 2021
	Allowance: Individually evaluated for impairment	Allowance: Collectively evaluated for impairment	Allowance: Ending balance	Loans held for investment: Individually evaluated for impairment	Loans held for investment: Collectively evaluated for impairment	Loans held for investment: Ending balance
One-to-four family	$140	$1,152	$1,292	$2,347	$168,004	$170,351
Home equity	7	104	111	234	15,144	15,378
Commercial and multifamily	—	1,987	1,987	—	244,047	244,047
Construction and land	5	695	700	75	71,806	71,881
Manufactured homes	157	210	367	251	20,781	21,032
Floating homes	—	318	318	510	43,231	43,741
Other consumer	28	173	201	110	15,447	15,557
Commercial business	—	693	693	186	59,783	59,969
Unallocated	—	488	488	—	—	—
Total	$337	$5,820	$6,157	$3,713	$638,243	$641,956

	December 31, 2020
	Allowance: Individually evaluated for impairment	Allowance: Collectively evaluated for impairment	Allowance: Ending balance	Loans held for investment: Individually evaluated for impairment	Loans held for investment: Collectively evaluated for impairment	Loans held for investment: Ending balance
One-to-four family	$165	$898	$1,063	$3,705	$126,952	$130,657
Home equity	14	133	147	293	15,972	16,265
Commercial and multifamily	—	2,370	2,370	353	265,421	265,774
Construction and land	6	572	578	77	62,675	62,752
Manufactured homes	163	366	529	265	20,676	20,941
Floating homes	—	328	328	518	39,350	39,868
Other consumer	30	258	288	114	14,910	15,024
Commercial business	—	291	291	615	63,602	64,217
Unallocated	—	406	406	—	—	—
Total	$378	$5,622	$6,000	$5,940	$609,558	$615,498
The following tables summarize the activity in the allowance for loan losses for the periods indicated (in thousands):

	Three Months Ended June 30, 2021
	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$980	$(15)	$—	$327	$1,292
Home equity	111	(8)	2	6	111
Commercial and multifamily	2,109	—	—	(122)	1,987
Construction and land	595	—	—	105	700
Manufactured homes	371	—	1	(5)	367
Floating homes	291	—	—	27	318
Other consumer	187	(10)	1	23	201
Commercial business	720	—	1	(28)	693
Unallocated	571	—	—	(83)	488
Total	$5,935	$(33)	$5	$250	$6,157

	Six Months Ended June 30, 2021
	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,063	(76)	—	305	$1,292
Home equity	147	(8)	2	(30)	111
Commercial and multifamily	2,370	—	—	(383)	1,987
Construction and land	578	—	—	122	700
Manufactured homes	529	(2)	2	(162)	367
Floating homes	328	—	—	(10)	318
Other consumer	288	(19)	6	(74)	201
Commercial business	291	—	2	400	693
Unallocated	406	—	—	82	488
Total	$6,000	$(105)	$12	$250	$6,157

	Three Months Ended June 30, 2020
	Beginning Allowance	Charge-offs		Recoveries	(Recapture) Provision	Ending Allowance
One-to-four family	$1,129	$—		$4	$16	$1,149
Home equity	166	—		37	(49)	154
Commercial and multifamily	1,918	—		—	73	1,991
Construction and land	499	—		—	124	623
Manufactured homes	482	—		—	(120)	362
Floating homes	318	—		—	6	324
Other consumer	121	(11)		8	9	127
Commercial business	395	(300)		—	406	501
Unallocated	865	—		—	(65)	800
Total	$5,893	$(311)	0	$49	$400	$6,031

	Six Months Ended June 30, 2020
	Beginning Allowance	Charge-offs	Recoveries	(Recapture) Provision	Ending Allowance
One-to-four family	$1,120	$—	$8	$21	$1,149
Home equity	178	—	39	(63)	154
Commercial and multifamily	1,696	—	—	295	1,991
Construction and land	492	—	—	131	623
Manufactured homes	480	—	—	(118)	362
Floating homes	283	—	—	41	324
Other consumer	112	(17)	11	21	127
Commercial business	331	(300)	—	470	501
Unallocated	948	—	—	(148)	800
Total	$5,640	$(317)	$58	$650	$6,031
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

The following tables present the internally assigned grades as of the dates indicated, by type of loan (in thousands):

	June 30, 2021
	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$165,743	$14,930	$198,052	$55,326	$20,323	$42,627	$15,534	$54,180	$566,715
Watch	3,391	104	28,590	11,475	483	604	1	4,446	49,094
Special Mention	—	—	10,013	3,543	—	—	—	444	14,000
Substandard	1,217	344	7,392	1,537	226	510	22	899	12,147
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$170,351	$15,378	$244,047	$71,881	$21,032	$43,741	$15,557	$59,969	$641,956

	December 31, 2020
	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$113,185	$15,556	$228,652	$44,360	$19,606	$38,746	$15,000	$56,743	$531,848
Watch	15,142	245	22,945	13,808	1,115	604	—	5,202	59,061
Special Mention	—	—	10,813	3,939	—	—	—	310	15,062
Substandard	2,330	464	3,364	645	220	518	24	1,962	9,527
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$130,657	$16,265	$265,774	$62,752	$20,941	$39,868	$15,024	$64,217	$615,498
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
The following table presents the recorded investment in nonaccrual loans as of the dates indicated, by type of loan (in thousands):

	June 30, 2021	December 31, 2020
One-to-four family	$457	$1,668
Home equity	157	156
Commercial and multifamily	—	353
Construction and land	39	40
Manufactured homes	143	149
Floating homes	510	518
Commercial business	186	—
Total	$1,492	$2,884

The following tables present the aging of the recorded investment in past due loans as of the dates indicated, by type of loan (in thousands):

	June 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	> 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$—	$801	$239	$—	$1,040	$169,311	$170,351
Home equity	17	—	137	—	154	15,224	15,378
Commercial and multifamily	744	—	—	—	744	243,303	244,047
Construction and land	150	13	39	—	202	71,679	71,881
Manufactured homes	9	26	93	—	128	20,904	21,032
Floating homes	—	—	249	—	249	43,492	43,741
Other consumer	10	1	—	—	11	15,546	15,557
Commercial business	—	—	186	—	186	59,783	59,969
Total	$930	$841	$943	$—	$2,714	$639,242	$641,956

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	> 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$498	$362	$1,407	$—	$2,267	$128,390	$130,657
Home equity	102	—	112	—	214	16,051	16,265
Commercial and multifamily	—	—	353	—	353	265,421	265,774
Construction and land	690	—	40	—	730	62,022	62,752
Manufactured homes	159	74	149	—	382	20,559	20,941
Floating homes	—	269	249	—	518	39,350	39,868
Other consumer	15	1	—	—	16	15,008	15,024
Commercial business	583	—	—	—	583	63,634	64,217
Total	$2,047	$706	$2,310	$—	$5,063	$610,435	$615,498

Nonperforming Loans.  Loans are considered nonperforming when they are placed on nonaccrual.
The following tables present the credit risk profile of our loan portfolio based on payment activity as of the dates indicated, by type of loan (in thousands):

	June 30, 2021
	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Performing	$169,894	$15,221	$244,047	$71,842	$20,889	$43,231	$15,557	$59,783	$640,464
Nonperforming	457	157	—	39	143	510	—	186	1,492
Total	$170,351	$15,378	$244,047	$71,881	$21,032	$43,741	$15,557	$59,969	$641,956

	December 31, 2020
	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Performing	$128,989	$16,109	$265,421	$62,712	$20,792	$39,350	$15,024	$64,217	$612,614
Nonperforming	1,668	156	353	40	149	518	—	—	2,884
Total	$130,657	$16,265	$265,774	$62,752	$20,941	$39,868	$15,024	$64,217	$615,498
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

Impaired loans at the dates indicated, by type of loan were as follows (in thousands):

	June 30, 2021
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$2,509	$1,294	$1,053	$2,347	$140
Home equity	323	157	77	234	7
Commercial and multifamily	—	—	—	—	—
Construction and land	75	39	36	75	5
Manufactured homes	251	46	205	251	157
Floating homes	510	510	—	510	—
Other consumer	110	—	110	110	28
Commercial business	186	186	—	186	—
Total	$3,964	$2,232	$1,481	$3,713	$337

	December 31, 2020
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$3,791	$2,392	$1,313	$3,705	$165
Home equity	293	156	137	293	14
Commercial and multifamily	353	353	—	353	—
Construction and land	77	40	37	77	6
Manufactured homes	268	47	218	265	163
Floating homes	518	518	—	518	—
Other consumer	114	—	114	114	30
Commercial business	615	615	—	615	—
Total	$6,029	$4,121	$1,819	$5,940	$378

The following table presents the average recorded investment and interest income recognized on impaired loans for the periods indicated, by loan types (in thousands):

	Three Months Ended June 30,
	2021		Three Months Ended	2020
	Average Recorded Investment	Interest Income Recognized		Average Recorded Investment	Interest Income Recognized
One-to-four family	$2,882	$29		$5,961	$74
Home equity	260	3		368	4
Commercial and multifamily	176	—		353	5
Construction and land	76	1		255	(13)
Manufactured homes	254	4		396	6
Floating homes	512	4		403	—
Other consumer	111	1		138	2
Commercial business	400	(5)		1,542	18
Total	$4,671	$37		$9,416	$96

	Six Months Ended June 30,
	2021		Three Months Ended	2020
	Average Recorded Investment	Interest Income Recognized		Average Recorded Investment	Interest Income Recognized
One-to-four family	$3,166	$58		$6,847	$147
Home equity	271	8		357	9
Commercial and multifamily	235	—		353	10
Construction and land	76	1		575	1
Manufactured homes	258	8		411	15
Floating homes	514	7		366	8
Other consumer	112	2		139	4
Commercial business	471	—		1,360	41
Total	$5,103	$84		$10,408	$235
Forgone interest on nonaccrual loans was $49 thousand and $109 thousand for the six months ended June 30, 2021 and 2020, respectively. There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual or impaired at June 30, 2021 and December 31, 2020.
Troubled debt restructurings.  TDRs are loans accounted for under ASC 310-40, which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. Once a TDR has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, we remove the TDR from nonperforming status. Loans classified as TDRs totaled $2.6 million and $3.2 million at June 30, 2021 and December 31, 2020, and are included in impaired loans. The Company has granted, in its TDRs, a variety of concessions to borrowers in the form of loan modifications. The modifications granted can generally be described in the following categories:
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

There were no loans modified as a TDR during the three and six months ended June 30, 2021. There were two TDR loans totaling $484 thousand that were paid off during the three and six months ended June 30, 2021.
There was one loan totaling $431 thousand modified as a TDR during the three months ended June 30, 2020 and three loans totaling $649 thousand were modified as TDRs during the six months ended June 30, 2020. There was one TDR loan totaling $2.8 million paid off during the six months ended June 30, 2020.
There were no post-modification changes for the unpaid principal balance in loans, net of partial charge-offs, that were recorded as a result of the TDRs for the three and six months ended June 30, 2021 and 2020. There were no loans modified as a TDR for which there was a payment default within the first 12 months of modification and no charge-offs relating to TDRs during the three and six months ended June 30, 2021. There was one loan totaling $161 thousand modified as a TDR for which there was a payment default within the first 12 months of modification during the six months ended June 30, 2020.
The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified into TDRs.
In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act, and the Interagency Statement provides that a short-term modification made to a loan in response to COVID-19 which meets certain criteria does not need to be placed on nonaccrual status or accounted for as a TDR pursuant to applicable accounting and regulatory guidance until the earlier of 60 days after the national emergency termination date or January 1, 2022. The majority of these borrowers had resumed making payments as of June 30, 2021, and as of that date, only three commercial loans totaling $1.7 million and nine residential loans totaling $1.3 million, remained on deferral status under COVID-19 loan modification forbearance agreements. We continue to monitor these loans through our normal credit risk processes and any request for continuation of relief beyond the initial modification is reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate.
As of June 30, 2021, there were two one-to-four family loans totaling $120 thousand that were in process of foreclosure.

Note 5 – Fair Value Measurements
The Company determines the fair values of its financial instruments based on the requirements established in ASC 820, Fair Value Measurements (“ASC 820”), which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. The Company’s fair values for financial instruments at June 30, 2021 were determined based on these requirements.
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
Loans Held-for-Sale - One-to-four family mortgage loans held-for-sale are recorded at the lower of cost or fair value. The fair value of fixed-rate one-to-four family loans is based on whole loan forward prices obtained from government sponsored enterprises. At June 30, 2021 and December 31, 2020, loans held-for-sale were carried at cost, as no impairment was required.
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
Off-balance sheet financial instruments - The fair value for the Company’s off-balance sheet loan commitments is estimated based on fees charged to others to enter into similar agreements taking into account the remaining terms of the agreements and credit standing of the Company’s clients. The estimated fair value of these commitments is not significant.
In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no transfers between levels during the three and six months ended June 30, 2021 and 2020.

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether or not recognized or recorded at fair value as of the dates indicated (in thousands):

	June 30, 2021		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$236,815	$236,815	$236,815	$—	$—
Available-for-sale securities	7,524	7,524	—	7,524	—
Loans held-for-sale	3,674	3,674	—	3,674	—
Loans held-for-portfolio, net	633,476	633,638	—	—	633,638
Mortgage servicing rights	4,151	4,151	—	—	4,151
FHLB stock	1,052	1,052	—	1,052	—
FINANCIAL LIABILITIES:
Non-maturity deposits	649,485	649,485	—	649,485	—
Time deposits	155,235	156,944	—	156,944	—
Subordinated notes	11,613	11,613	—	11,613	—

	December 31, 2020		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$193,828	$193,828	$193,828	$—	$—
Available-for-sale securities	10,218	10,218	—	10,218	—
Loans held-for-sale	11,604	11,604	—	11,604	—
Loans held-for-portfolio, net	607,363	608,575	—	—	608,575
Mortgage servicing rights	3,780	3,780	—	—	3,780
FHLB stock	877	877	—	877	—
FINANCIAL LIABILITIES:
Non-maturity deposits	512,508	512,508	—	512,508	—
Time deposits	235,473	238,629	—	238,629	—
Subordinated notes	11,592	11,592	—	11,592	—

The following tables present the balance of assets measured at fair value on a recurring basis as of the dates indicated (in thousands):

	Fair Value at June 30, 2021
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	4,404	—	4,404	—
Agency mortgage-backed securities	3,120	—	3,120	—
Mortgage servicing rights	4,151	—	—	4,151

	Fair Value at December 31, 2020
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$5,413	$—	$5,413	$—
Agency mortgage-backed securities	4,805	—	4,805	—
Mortgage servicing rights	3,780	—	—	3,780
The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis as of the dates indicated:

June 30, 2021
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	223%-257% (228%)
		Discount rate	12.5%-13.5% (12.5%)

December 31, 2020
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	178%-276% (247%)
		Discount rate	10%-12% (10%)
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
There were no assets or liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2021 and 2020.

Mortgage servicing rights are measured at fair value using a significant unobservable input (Level 3) on a recurring basis - additional information is included in “Note 6—Mortgage Servicing Rights.”

The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at June 30, 2021
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$659	$—	$—	$659
Impaired loans	3,713	—	—	3,713

	Fair Value at December 31, 2020
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$594	$—	$—	$594
Impaired loans	5,940	—	—	5,940
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at June 30, 2021 and December 31, 2020.
The following tables provide a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the dates indicated:

June 30, 2021
Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Third Party Appraisals	No discounts	N/A
Impaired loans(1)	Discounted Cash Flow	Discount Rate	0-10% (9%)
Impaired loans(2)	Third Party Appraisals	No discounts	N/A
(1) Represents troubled debt restructurings included within impaired loans.
(2) Excludes troubled debt restructurings.

December 31, 2020
Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Third Party Appraisals	No discounts	N/A
Impaired loans(1)	Discounted Cash Flow	Discount Rate	0-10% (6%)
Impaired loans(2)	Third Party Appraisals	No discounts	N/A
(1) Represents troubled debt restructurings included within impaired loans.
(2) Excludes troubled debt restructurings.

Note 6 – Mortgage Servicing Rights
The Company’s mortgage servicing rights portfolio totaled $518.7 million at June 30, 2021 compared to $488.7 million at December 31, 2020. Of this total balance, the unpaid principal balance of loans serviced for Federal National Mortgage Association (“Fannie Mae”) at June 30, 2021 and December 31, 2020 were $512.1 million and $481.6 million, respectively. The unpaid principal balance of loans serviced for other financial institutions at June 30, 2021 and December 31, 2020, totaled $6.6 million and $7.1 million, respectively. Loans serviced for others are not included in the Company’s financial statements as they are not assets of the Company.

A summary of the change in the balance of mortgage servicing assets during the periods indicated were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance, at fair value	$4,109	$2,996	$3,780	$3,239
Servicing rights that result from transfers and sale of financial assets	336	554	940	674
Changes in fair value:
Due to changes in model inputs or assumptions and other(1)	(294)	(437)	(569)	(800)
Ending balance, at fair value	$4,151	$3,113	$4,151	$3,113
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	June 30, 2021	December 31, 2020
Prepayment speed (Public Securities Association “PSA” model)	228%	247%
Weighted-average life	5.6 years	5.2 years
Discount rate	12.5%	10.0%

The amount of contractually specified servicing, late and ancillary fees earned on the mortgage servicing rights are included in mortgage servicing income on the Condensed Consolidated Statements of Income and totaled $321 thousand and $633 thousand for the three and six months ended June 30, 2021, respectively, and $235 thousand and $479 thousand for the three and six months ended June 30, 2020, respectively.

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

Note 8 – Borrowings, FHLB Stock and Subordinated Notes
The Company has a loan agreement with the FHLB of Des Moines. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial and multifamily loan portfolio based on the outstanding balance. At June 30, 2021 and December 31, 2020, the amount available to borrow under this credit facility was $402.0 million and $390.5 million, respectively, subject to eligible pledged collateral. At June 30, 2021, the credit facility was collateralized as follows:  one-to-four family mortgage loans with an advance equivalent of $71.3 million, commercial and multifamily mortgage loans with an advance equivalent of $79.6 million and home equity loans with an advance equivalent of $582 thousand. At December 31, 2020, the credit facility was collateralized as follows: one-to-four family mortgage loans with an advance equivalent of $103.6 million, commercial and multifamily mortgage loans with an advance equivalent of $128.9 million and home equity loans with an advance equivalent of $2.8 million. The Company had no outstanding borrowings under this arrangement at both June 30, 2021 and December 31, 2020. The weighted-average interest rate of the Company’s borrowings under this agreement at December 31, 2020 was 3.10%.
Additionally, the Company had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $19.6 million and $21.6 million at June 30, 2021 and December 31, 2020, respectively, to secure public deposits. The remaining amount available to borrow as of June 30, 2021 and December 31, 2020, was $131.9 million and $213.7 million, respectively.
As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances. At June 30, 2021 and December 31, 2020, the Company had an investment of $1.1 million and $877 thousand, respectively in FHLB of Des Moines stock.

The Company has access to an unsecured Fed Funds line of credit from Pacific Coast Banker’s Bank. The line has a one year term maturing on June 30, 2022 and is renewable annually. As of June 30, 2021, the amount available under this line of credit was $20.0 million. There was no balance on this line of credit as of June 30, 2021 and December 31, 2020, respectively.
In September 2020, the Company issued $12.0 million of fixed to floating rate subordinated notes that mature in 2030. The subordinated notes have an initial fixed interest rate of 5.25% to, but excluding, October 1, 2025, payable semi-annually in arrears. From, and including, October 1, 2025, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term Secured Overnight Financing Rate, or SOFR, plus 513 basis points, payable quarterly in arrears. The subordinated notes mature on May 15, 2030. Prior to October 1, 2025, the Company may redeem these notes, in whole but not in part, only under certain limited circumstances set forth in the notes and are redeemable by the Company in whole or in part beginning with the interest payment date of October 1, 2025. As of both June 30, 2021 and December 31, 2020, the balance of the subordinated notes was $11.6 million.

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
The following table summarizes the calculation of earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$2,251	$2,113	$4,702	$3,094
Weighted-average number of shares outstanding, basic	2,583	2,560	2,579	2,553
Effect of potentially dilutive common shares	45	20	41	32
Weighted-average number of shares outstanding, diluted	2,628	2,580	2,620	2,585
Earnings per share, basic	$0.87	$0.83	$1.81	$1.21
Earnings per share, diluted	$0.85	$0.82	$1.78	$1.20
(1) The basic and diluted earnings per share amounts for the three and six months ended June 30, 2021 and 2020 are the same under both the Treasury Stock Method and the Two-Class Method as prescribed in FASB ASC 260-10, Earnings Per Share.
There were no anti-dilutive securities at June 30, 2021 and 6,809 anti-dilutive securities at June 30, 2020.

Note 10 – Stock-based Compensation
Stock Options and Restricted Stock
The Company currently has one active shareholder approved stock-based compensation plan, the Amended and Restated 2013 Equity Incentive Plan (the "2013 Plan"). The 2013 Plan permits the grant of restricted stock, restricted stock units, stock options, and stock appreciation rights. The equity incentive plan approved by stockholders in 2008 (the"2008 Plan") expired in November 2018 and no further awards may be made under the 2008 Plan; provided, however, all awards outstanding under the 2008 Plan remain outstanding in accordance with their terms. Under the 2013 Plan, 181,750 shares of common stock were approved for awards for stock options and stock appreciation rights and 116,700 shares of common stock were approved for awards for restricted stock and restricted stock units.

As of June 30, 2021, on an adjusted basis, awards for stock options totaling 272,124 shares and awards for restricted stock totaling 142,621 shares of Company common stock have been granted, net of any forfeitures, to participants in the 2013 Plan and the 2008 Plan. Share-based compensation expense was $65 thousand and $231 thousand for the three and six months ended months ended June 30, 2021, respectively, and was $46 thousand and $231 thousand for the three and six months ended June 30, 2020, respectively.
Stock Option Awards
All stock option awards granted under the 2008 Plan vest in 20% annual increments commencing one year from the grant date in accordance with the requirements of the 2008 Plan. The stock option awards granted to date under the 2013 Plan provide for immediate vesting of a portion of the award with the balance of the award vesting on the anniversary date of each grant date in equal annual installments over periods of one-to-four years subject to the continued service of the participant with the
Company. All of the options granted under the 2008 Plan and the 2013 Plan are exercisable for a period of 10 years from the date of grant, subject to vesting.
The following is a summary of the Company’s stock option award activity during the three months ended June 30, 2021 (dollars in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at April 1, 2021	100,687	$23.57	5.21	$1,818
Granted	—	—
Exercised	(5,485)	10.11
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2021	95,202	24.35	5.19	2,061
Exercisable	76,459	22.06	4.30	1,830
Expected to vest, assuming a 0% forfeiture rate over the vesting term	95,202	$24.35	5.19	$2,061
The following is a summary of the Company’s stock option award activity during the six months ended June 30, 2021 (dollars in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2021	100,977	$22.00	4.71	$1,045
Granted	12,250	32.46
Exercised	(17,035)	15.65
Forfeited	(920)	35.30
Expired	(70)	34.29
Outstanding at June 30, 2021	95,202	24.35	5.19	2,061
Exercisable	76,459	22.06	4.30	1,830
Expected to vest, assuming a 0% forfeiture rate over the vesting term	95,202	$24.35	5.19	$2,061
As of June 30, 2021, there was $102 thousand of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 2.8 years.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The fair value of options granted for the six months ended June 30, 2021 and 2020 were determined using the following weighted-average assumptions as of the grant date.

	Six Months Ended June 30,
	2021	2020
Annual dividend yield	1.60%	1.60%
Expected volatility	21.67%	21.67%
Risk-free interest rate	0.60%	1.38%
Expected term	6.50 years	6.50 years
Weighted-average grant date fair value per option granted	$5.64	$7.14
There were no options granted during the three months ended June 30, 2021 or 2020.
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
The following is a summary of the Company’s non-vested restricted stock award activity during the three months ended June 30, 2021:

	Shares		Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-Vested at April 1, 2021	18,050		$34.01
Granted	—		—
Vested	—		—
Forfeited	—		—
Non-Vested at June 30, 2021	18,050	-0.0094814404432133	$34.01	$45.99
Expected to vest assuming a 0% forfeiture rate over the vesting term	18,050		$34.01	$45.99

The following is a summary of the Company’s non-vested restricted stock award activity during the six months ended June 30, 2021:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-Vested at January 1, 2021	17,114	$35.03
Granted	10,168	32.46
Vested	(7,762)	33.99
Forfeited	(1,470)	35.36
Non-Vested at June 30, 2021	18,050	$34.01	$45.99
Expected to vest assuming a 0% forfeiture rate over the vesting term	18,050	$34.01	$45.99
As of June 30, 2021, there was $521 thousand of unrecognized compensation cost related to non-vested restricted stock granted under the Plans. The cost is expected to be recognized over the weighted-average vesting period of 2.7 years. The total fair value of shares vested for the six months ended June 30, 2021 and 2020 was $264 thousand and $236 thousand, respectively.

Employee Stock Ownership Plan
In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company which was paid in full in 2017.  In August 2012, in conjunction with the Company’s conversion to a full stock company from the mutual holding company structure, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company.  The loan is being repaid principally by the Bank through contributions to the ESOP over a period of ten years. The interest rate on the loan is fixed at 2.25% per annum. As of June 30, 2021, the remaining balance of the ESOP loan was $126 thousand.
Neither the loan balance nor the related interest expense is reflected on the condensed consolidated financial statements.
At June 30, 2021, the ESOP held and is committed to release 11,340 shares of the Company’s common stock to participants during 2021. The fair value of the 148,266 shares held by the ESOP trust was $7.0 million at June 30, 2021. ESOP compensation expense included in salaries and benefits was $180 thousand and $350 thousand for the three and six months ended June 30, 2021, respectively, and $174 thousand and $348 thousand for the three and six months ended June 30, 2020, respectively.

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
The following table presents the lease right-of-use assets and lease liabilities recorded on the condensed consolidated balance sheet at the dates indicated (in thousands):

	June 30, 2021	December 31, 2020
Operating lease right-of-use assets	$6,255	$6,722
Operating lease liabilities	$6,681	$7,134
The following table presents the components of lease expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense
Office leases	$272	$307	$545	$614
Equipment leases	—	5	—	10
Sublease income	(3)	(3)	(6)	(6)
Net lease expense	$269	$309	$539	$618
The following table presents the maturity of lease liabilities at the date indicated:

June 30, 2021
Remainder of 2021	$526
2022	1,016
2023	989
2024	968
2025	885
Thereafter	3,012
Total lease payments	7,396
Less: Present value discount	715
Present value of lease liabilities	$6,681

Lease term and discount rate by lease type consist of the following at the dates indicated:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term:
Office leases	7.45 years	7.89 years
Equipment leases	0.00 years	1.42 years
Weighted-average discount rate (annualized):
Office leases	2.66%	2.66%
Equipment leases	—%	1.62%

Supplemental cash flow information related to leases was as follows for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows
Office leases	$258	$291	$516	$582
Equipment leases	$—	$5	$—	$10

Note 12 – Subsequent Events
On July 28, 2021, the Board of Directors of the Company declared a quarterly cash dividend of $0.17 per common share, payable on August 24, 2021 to stockholders of record at the close of business on August 10, 2021.

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
•the potential transition away from LIBOR toward new interest rate benchmarks;
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
Sound Community Bank’s deposits are insured up to applicable limits by the FDIC. At June 30, 2021, Sound Financial Bancorp, on a consolidated basis, had assets of $923.2 million, net loans held-for-portfolio of $633.5 million, deposits of $804.7 million and stockholders’ equity of $89.5 million. The shares of Sound Financial Bancorp are traded on NASDAQ Capital Market under the symbol “SFBC.”  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121.
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
During 2021, we continued our participation in the initial SBA PPP by processing applications for PPP loan forgiveness. As of June 30, 2021, we had received SBA forgiveness for 881 PPP loans totaling $71.3 million out of the $76.4 million in PPP loans funded during the first PPP. During the six months ended June 30, 2021, we began accepting and processing loan applications under the second PPP enacted in December 2020. As of June 30, 2021, we had funded 599 PPP loans totaling $42.8 million and had received SBA forgiveness for 224 PPP loans totaling $11.8 million under the second PPP. We had 410 PPP loans outstanding totaling $36.0 million as of June 30, 2021.
The following table summarizes our PPP participation as of June 30, 2021 (dollars in thousands):

	Funded			At June 30, 2021
	Total	Number of Loans	Average Loan Amount	Outstanding	Number of Loans
First PPP	$76,384	916	$83,389	$5,036	35
Second PPP	42,787	599	71,431	31,007	375
Total PPP loans	$119,171	1,515	$78,661	$36,043	410
During the three and six months ended June 30, 2021, we recorded in interest income SBA processing fees of $856 thousand and $1.5 million, respectively, and $240 thousand for both the three and six months ended June 30, 2020. In addition, interest income earned on PPP loans totaled $145 thousand and $276 thousand for the three and six months ended June 30, 2021 and $131 thousand for both the three and six months ended June 30, 2020.
Loan Modifications. We are continuing to provide payment relief for both consumer and business clients, most of which relief involves interest only or payment deferrals that range from 90 to 180 days. Deferred loans are re-evaluated at the end of the deferral period and will either return to the original loan terms or be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. As of June 30, 2021, we had residential and commercial loans under payment relief related to COVID-19 as summarized below (dollars in thousands):

	Second Request		Third Request		Fourth Request		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
Residential loans (1)	4	$175	3	$1,011	2	$86	9	$1,271
Commercial loans (2)	0	—	0	—	3	1,666	3	1,666
Total loans	4	$175	3	$1,011	5	$1,752	12	$2,938
(1)Entered into a forbearance agreement with a weighted-average loan-to-value of 72%, 68% and 72% for loans under their second, third or fourth request, respectively.
(2)Entered into an interest-only payment agreement with a weighted-average loan-to-value of 65% for loans under their fourth request.
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

Support for Clients, Employees and Community during Pandemic. We remain focused on keeping our employees safe and the Bank running effectively to serve its clients. The Bank is managing branch access and occupancy levels in relation to cases and close contact scenarios, following governmental restrictions and considering public health authority guidelines, and encouraging remote work and supporting employees with paid time off. As of June 30, 2021, all of our branch lobbies were open. The Company is aware of the recent surge in COVID-19 infections arising out of the so-called Delta variant and is prepared to restore other protocols, as may prove to be necessary.
We continue to work closely with our borrowers to evaluate pandemic related challenges. We also continue to support our not-for-profit organizations albeit most activity is virtual.
Comparison of Financial Condition at June 30, 2021 and December 31, 2020
General.   Total assets increased $61.8 million, or 7.2%, to $923.2 million at June 30, 2021 from $861.4 million at December 31, 2020. The increase was primarily a result of a higher balances in cash and cash equivalents and in loans held-for-portfolio.
Cash and Securities.  Cash and cash equivalents increased $43.0 million, or 22.2%, to $236.8 million at June 30, 2021 from $193.8 million at December 31, 2020 primarily due to deposit growth. Available-for-sale securities, which consist of municipal bonds and agency mortgage-backed securities decreased $2.7 million, or 26.4%, to $7.5 million at June 30, 2021 from $10.2 million at December 31, 2020 as a result of normal pay downs in investment securities during the six months ended June 30, 2021 and the call of a municipal bond for $950 thousand during the second quarter of 2021.
Loans.  Loans held-for-portfolio, net, increased $26.1 million, or 4.3%, to $633.5 million at June 30, 2021 from $607.4 million at December 31, 2020, driven by our origination of $42.8 million of PPP loans in the second round, a $9.1 million increase in construction and land loans, and the purchase of $24.1 million in jumbo one-to-four family loans during the second quarter of 2021, partially offset by loan repayments, including the forgiveness by the SBA of $11.8 million of commercial business PPP loans during the period.
The following table reflects the changes in the loan mix of our loan portfolio at June 30, 2021, as compared to December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020	Amount Change	Percent Change
One-to-four family	$170,351	$130,657	$39,694	30.4%
Home equity	15,378	16,265	(887)	(5.5)
Commercial and multifamily	244,047	265,774	(21,727)	(8.2)
Construction and land	71,881	62,752	9,129	14.5
Manufactured homes	21,032	20,941	91	0.4
Floating homes	43,741	39,868	3,873	9.7
Other consumer	15,557	15,024	533	3.5
Commercial business	59,969	64,217	(4,248)	(6.6)
Deferred loan fees	(2,323)	(2,135)	(188)	8.8
Total loans held-for-portfolio, gross	639,633	613,363	26,270	4.3
Allowance for loan losses	(6,157)	(6,000)	(157)	2.6
Total loans held-for-portfolio, net	$633,476	$607,363	$26,113	4.3%
The increase in the loan portfolio was primarily related to increases in one-to-four family loans and construction and land loans. One-to-four family loans increased $39.7 million, or 30.4%, to $170.4 million at June 30, 2021, compared to $130.7 million at December 31, 2020, driven primarily by the purchase of $24.1 million in jumbo loans during the second quarter of 2021 and the origination of $24.1 million of conforming and non-conforming jumbo loans in our portfolio. The increase in construction and land for the same period was primarily due to new originations and advances on previously approved loans. These increases were partially offset by decreases in commercial and multifamily loans of $21.7 million and commercial business loans of $4.2 million. The decrease in commercial and multifamily was primarily due to increased payoff activity. The decrease in our commercial business loan portfolio was primarily due to SBA loan forgiveness, partially offset by our origination of 599 PPP loans totaling $42.8 million during the six months ended June 30, 2021. At June 30, 2021, our loan portfolio, net of deferred loan fees, remained well-diversified. Commercial and multifamily real estate loans accounted for 38.0% of total loans, one-to-four family loans, including home equity loans accounted for 28.9% of total loans, commercial business loans accounted for 9.4% of total loans, and consumer loans, consisting of manufactured homes, floating homes, and other consumer loans accounted for 12.5% of total loans at June 30, 2021. Construction and land loans accounted for 11.2% of total loans at June 30, 2021.

Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of evaluation in accordance with generally accepted accounting principles in the United States. It is our best estimate of probable credit losses inherent in our loan portfolio.

The following table reflects the adjustments in our allowance during the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$5,935	$5,893	$6,000	$5,640
Charge-offs	(33)	(311)	(105)	(317)
Recoveries	5	49	12	58
Net charge-offs	(28)	(262)	(93)	(259)
Provision for loan losses during the period	250	400	250	650
Balance at end of period	$6,157	$6,031	$6,157	$6,031

Ratio of net charge-offs during the period to average loans outstanding during the period	(0.02)%	(0.15)%	(0.03)%	(0.08)%

	June 30, 2021	December 31, 2020
Allowance as a percentage of nonperforming loans (end of period)	412.67%	208.04%
Allowance as a percentage of total loans (end of period)	0.96%	0.98%

Our allowance for loan losses increased $157 thousand, or 2.6%, to $6.2 million at June 30, 2021, from $6.0 million at December 31, 2020.
Specific loan loss reserves decreased to $337 thousand at June 30, 2021, compared to $378 thousand at December 31, 2020, while general loan loss reserves increased to $5.3 million at June 30, 2021, compared to $5.2 million at December 31, 2020 and the unallocated reserve increased to $488 thousand at June 30, 2021, compared to $406 thousand at December 31, 2020. The increase in the general reserve was primarily a result of the increase in the loan portfolio at June 30, 2021. The $36.0 million balance of PPP loans was omitted from the calculation for the allowance for loan losses at June 30, 2021, as these loans are 100% guaranteed by the SBA and management expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reduce the Bank’s loan balance for the amount forgiven. Net charge-offs for the three and six months ended June 30, 2021 totaled $28 thousand and $93 thousand, respectively, compared to net charge-offs of $262 thousand and $259 thousand for the three and six months ended June 30, 2020, respectively. At June 30, 2021, the allowance for loan losses as a percentage of total loans and nonperforming loans was 0.96% and 412.67%, respectively, compared to 0.98% and 208.04%, respectively, at December 31, 2020. See “Comparison of Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020 — Provision for Loan Losses.”
Mortgage Servicing Rights.  The fair value of mortgage servicing rights was $4.2 million at June 30, 2021, an increase of $371 thousand, or 9.8%, from $3.8 million at December 31, 2020. We record mortgage servicing rights on loans sold with servicing retained and upon acquisition of a servicing portfolio. Mortgage servicing rights are carried at fair value. If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted. The increase in the fair value was primarily due to an increase in the underlying portfolio, as well as an increase in the market value of the portfolio due to slowing prepayment speeds.
Nonperforming Assets.  At June 30, 2021, nonperforming assets totaled $2.2 million, or 0.23% of total assets, compared to $3.5 million, or 0.40% of total assets at December 31, 2020.

The table below sets forth the amounts and categories of nonperforming assets at the dates indicated (dollars in thousands):

	Nonperforming Assets
	June 30, 2021	December 31, 2020	Amount Change	Percent Change
Nonaccrual loans	$1,068	$2,710	$(1,642)	(60.6)%
Nonperforming TDRs	424	174	250	143.7
Total nonperforming loans	1,492	2,884	(1,392)	(48.3)
OREO and repossessed assets	659	594	65	10.9
Total nonperforming assets	$2,151	$3,478	$(1,327)	(38.2)%

Nonperforming loans decreased $1.4 million, or 48.3%, to $1.5 million at June 30, 2021 from $2.9 million at December 31, 2020. The percentage of nonperforming loans to total loans was 0.23% at June 30, 2021, compared to 0.47% of total loans at December 31, 2020.
Deposits. Total deposits increased $56.7 million, or 7.6%, to $804.7 million at June 30, 2021 from $748.0 million at December 31, 2020. The increase was due primarily to disbursements of PPP loan proceeds into borrowers’ deposit accounts as well as stimulus funds deposited, and reduced withdrawals reflecting changes in customer spending habits due to the COVID-19 pandemic. We continue our efforts to grow noninterest-bearing deposits, which increased $49.4 million, or 37.3%, to $181.8 million at June 30, 2021, compared to $132.5 million at December 31, 2020. Noninterest-bearing deposits represented 22.6% of total deposits at June 30, 2021, compared to 17.7% at December 31, 2020.
A summary of deposit accounts with the corresponding weighted-average cost of funds at the dates indicated is presented below (dollars in thousands):

	June 30, 2021		December 31, 2020
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$178,824	—%	$129,299	—%
Interest-bearing demand	297,227	0.20	230,492	0.44
Savings	97,858	0.10	83,778	0.27
Money market	72,553	0.23	65,748	0.39
Time deposits	155,235	1.81	235,473	2.43
Escrow (1)	3,023	—	3,191	—
Total deposits	$804,720	0.56%	$747,981	1.11%
(1) Escrow balances shown in noninterest-bearing deposits on the consolidated balance sheets.
Stockholders’ Equity.   Total stockholders’ equity increased $4.1 million, or 4.7%, to $89.5 million at June 30, 2021, from $85.5 million at December 31, 2020. This increase primarily reflects $4.7 million in net income for the six months ended June 30, 2021, partially offset by the payment of cash dividends of $1.1 million to common stockholders during the six months ended June 30, 2021.

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

	Three Months Ended June 30,
	2021			2020
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$628,144	$8,299	5.30%	$683,140	$8,631	5.08%
Investments and interest-bearing accounts	249,863	116	0.19	67,994	77	0.46
Total interest-earning assets (1)	878,007	8,415	3.84	751,134	8,708	4.66
Interest-bearing liabilities:
Savings and money market accounts	166,484	38	0.09	124,664	73	0.24
Demand and NOW accounts	284,952	159	0.22	175,204	215	0.49
Certificate accounts	174,727	699	1.60	247,212	1,461	2.38
Subordinated notes	11,606	168	5.81	—	—	—
Borrowings	—	—	—	12,196	63	2.08
Total interest-bearing liabilities	637,769	1,064	0.67%	559,276	1,812	1.30%
Net interest income		$7,351			$6,896
Net interest rate spread			3.18%			3.36%
Net earning assets	$240,238			$191,858
Net interest margin			3.36%			3.69%
Average interest-earning assets to average interest-bearing liabilities		137.67%			134.30%
(1) Calculated net of deferred loan fees, loan discounts and loans in process.

	Six Months Ended June 30,
	2021			2020
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$628,270	$16,184	5.19%	$652,222	$17,040	5.24%
Investments and interest-bearing accounts	239,733	229	0.19	64,800	314	0.97
Total interest-earning assets (1)	868,003	16,413	3.81%	717,022	17,354	4.85
Interest-bearing liabilities:
Savings and money market accounts	161,198	102	0.13	117,629	166	0.28
Demand and NOW accounts	267,019	344	0.26	168,446	446	0.53
Certificate accounts	194,512	1,744	1.81	247,101	2,995	2.43
Subordinated notes	11,601	336	5.84	—	—	—
Borrowings	—	—	—	9,991	123	2.47
Total interest-bearing liabilities	634,330	2,526	0.80%	543,167	3,730	1.38%
Net interest income		$13,887			$13,624
Net interest rate spread			3.01%			3.48%
Net earning assets	$233,673			$173,855
Net interest margin			3.23%			3.81%
Average interest-earning assets to average interest-bearing liabilities		136.84%			132.01%
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

	Three Months Ended June 30, 2021 vs. 2020			Six Months Ended June 30, 2021 vs. 2020
	Increase (Decrease) due to		Total Increase (Decrease)	Increase (Decrease) due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans	$(727)	$395	$(332)	$(617)	$(239)	$(856)
Investments and interest-bearing accounts	84	(45)	39	167	(252)	(85)
Total interest-earning assets	(643)	350	(293)	(450)	(491)	(941)
Interest-bearing liabilities:
Savings and Money Market accounts	10	(45)	(35)	28	(92)	(64)
Demand and NOW accounts	61	(117)	(56)	127	(229)	(102)
Certificate accounts	(290)	(472)	(762)	(472)	(779)	(1,251)
Subordinated debt	168	—	168	336	—	336
Borrowings	—	(63)	(63)	—	(123)	(123)
Total interest-bearing liabilities	$(51)	$(697)	$(748)	$19	$(1,223)	$(1,204)
Change in net interest income			$455			$263

Comparison of Results of Operation for the Three and Six Months Ended June 30, 2021 and 2020

General.
Q2 2021 vs Q2 2020. Net income increased $123 thousand, or 5.8%, to $2.3 million, or $0.85 per diluted common share, for the three months ended June 30, 2021, compared to $2.1 million, or $0.82 per diluted common share, for the three months ended June 30, 2020. The increase in net income was primarily the result of lower interest expense paid on deposits and an increase in noninterest income, partially offset by lower interest income earned on loans, higher interest expense paid on borrowings, and an increase in noninterest expense.
YTD 2021 vs. YTD 2020. Net income increased $1.6 million, or 51.3%, to $4.7 million, or $1.78 per diluted common share, for the six months ended June 30, 2021, compared to $3.1 million, or $1.20 per diluted common share, for the six months ended June 30, 2020. The increase was primarily a result of an increase in noninterest income of $2.1 million for the six months ended June 30, 2021, driven by an increase of $1.5 million in gains on sale of loans, partially offset by an increase in noninterest expense.

Interest Income

Q2 2021 vs Q2 2020. Interest income decreased $293 thousand, or 3.4%, to $8.4 million for the three months ended June 30, 2021, from $8.7 million for the three months ended June 30, 2020, primarily due to lower average loan balances, partially offset by a 22 basis point increase in average loan yields. Interest income on loans decreased $332 thousand, or 3.8%, to $8.3 million for the three months ended June 30, 2021, compared to $8.6 million for the three months ended June 30, 2020, driven by lower average total loan balances resulting primarily from the decline in commercial and multifamily loans and commercial business loans. The average balance of total loans was $628.1 million for the three months ended June 30, 2021, compared to $683.1 million for the three months ended June 30, 2020. The average yield on total loans was 5.30% for three months ended June 30, 2021, compared to 5.08% for the three months ended June 30, 2020. The average yield on loans increased primarily due to the recognition of net deferred fees from SBA’s forgiveness of PPP loans during the period. For the three months ended June 30, 2021, the average balance of PPP loans was $60.0 million and the average yield on PPP loans was 6.68%, including the recognition of the net deferred fees, with a positive impact on loan yield of 15 basis points. For the three months ended June 30, 2020, the average balance of PPP loans was $52.7 million and the average yield on PPP loans was 2.84%, including the recognition of deferred fees, with a negative impact on loan yield of 19 basis points. Interest income included $1.0 million in fees earned related to PPP loans in the three months ended June 30, 2021, compared to $372 thousand in the same period a year ago. At June 30, 2021, PPP deferred loan origination fees of $1.3 million remain to be accreted into interest income during the remaining life of the loans. The impact of PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met, but is expected to cease completely after the two- or five-year maturity of the loans.
Interest income on the investment portfolio and cash and cash equivalents increased $39 thousand, or 50.6%, to $116 thousand for the three months ended June 30, 2021, compared to $77 thousand for the three months ended June 30, 2020. The increase in the interest income on investment securities and cash and cash equivalents was due to significantly higher average balances, partially offset by lower average yields. The average balance on investments and cash and cash equivalents was $249.9 million for the three months ended June 30, 2021, compared to $68.0 million for the three months ended June 30, 2020. The substantial increase was due to higher average cash balances primarily due to the increase in deposit balances related to SBA PPP loans originrated in the past year. This excess liquidity negatively impacted the average yield on investments and cash and cash equivalents, which decreased to 0.19% for the three months ended June 30, 2021, compared to 0.46% for the three months ended June 30, 2020.
YTD 2021 vs. YTD 2020. Interest income decreased $941 thousand, or 5.4%, to $16.4 million for the six months ended June 30, 2021, from $17.4 million for the six months ended June 30, 2020. The decrease was primarily due to a 104 basis point decline in average yield on interest-earning assets. Interest income on loans decreased $856 thousand, or 5.0%, to $16.2 million for the six months ended June 30, 2021, compared to $17.0 million for the six months ended June 30, 2020, driven by lower average total loans resulting primarily from the decline in commercial and multifamily loans and commercial business loans and a five basis points decline in the average yield on loans. The average balance of total loans was $628.3 million for the six months ended June 30, 2020, compared to $652.2 million for the six months ended June 30, 2020. The average yield on total loans was 5.19% for the six months ended June 30, 2021, compared to 5.24% for the six months ended June 30, 2020. The decline in the average yield on loans was muted by SBA’s forgiveness of PPP loans during the period. For the six months ended June 30, 2021, the average balance of PPP loans was $57.0 million and the average yield on PPP loans was 6.21%, including the recognition of the net deferred fees, with a positive impact on average loan yield of 10 basis points. For the six months ended June 30, 2020, the average balance of PPP loans was $26.3 million and the average yield on PPP loans was 2.83%, including the recognition of deferred fees, with a negative impact on average loan yield of 10 basis points. Interest income included $1.8 million in fees earned related to PPP loans in the six months ended June 30, 2021, compared to $372 thousand in the same period a year ago.
Interest income on the investment portfolio and cash and cash equivalents decreased $85 thousand, or 27.1%, to $229 thousand for the six months ended June 30, 2021, compared to $314 thousand for the six months ended June 30, 2020. The decrease in the interest income on investment securities and cash and cash equivalents was due to lower average yields, partially offset by higher average balances. The average yield on investments and cash and cash equivalents was 0.19% for the six months ended June 30, 2021, compared to 0.97% for the six months ended June 30, 2020, primarily due to the substantial increase in cash and cash equivalents earning a nominal yield.

Interest Expense
Q2 2021 vs Q2 2020. Interest expense decreased $748 thousand, or 41.3%, to $1.1 million for the three months ended June 30, 2021, from $1.8 million for the three months ended June 30, 2020, primarily as a result of declining deposit costs, a higher percentage of noninterest bearing deposits to total deposits and repayment of FHLB advances, partially offset by the interest expense on subordinated notes issued in the third quarter of 2020.
Interest expense on deposits decreased $853 thousand, or 48.8%, to $896 thousand for the three months ended June 30, 2021, compared to $1.7 million for the same period a year ago. The decrease was primarily the result of a decline in the weighted-average cost of deposits reflecting reduced rates paid on deposits. In addition, deposit costs were favorably impacted by a $44.2 million increase in average noninterest bearing deposits to $179.6 million for the three months ended June 30, 2021, compared to $135.4 million for the same period last year. The weighted-average cost of total deposits decreased 58 basis points to 0.45% for the quarter ended June 30, 2021, from 1.03% for the quarter ended June 30, 2020.
Interest expense on borrowings increased $105 thousand, or 166.7%, to $168 thousand for the three months ended June 30, 2021, comprised solely of interest expense on our subordinated notes, compared to $63 thousand for the three months ended June 30, 2020, comprised solely of interest expense on our FHLB advances. Average borrowings decreased $590 thousand, to $11.6 million at June 30, 2021, consisting solely of subordinated notes, from $12.2 million at June 30, 2020, which consisted solely of FHLB advances. The weighted-average cost of the subordinated notes was 5.81% for the three months ended June 30, 2021, while the weighted-average cost of the FHLB advances was 2.08% for the three months ended June 30, 2020.
YTD 2021 vs. YTD 2020. Interest expense decreased $1.2 million, or 32.3%, to $2.5 million for the six months ended June 30, 2021, from $3.7 million for the six months ended June 30, 2020, primarily as a result of declining deposit costs and a higher percentage of noninterest bearing deposits to total deposits.
Interest expense on deposits decreased $1.4 million, or 39.3%, to $2.2 million for the six months ended June 30, 2021, compared to $3.6 million for the same period a year ago. The decrease was primarily the result of a decline in the average cost of deposits reflecting reduced market rates paid on deposits. The average cost of total deposits decreased 55 basis points to 0.56% for the six months ended June 30, 2021, from 1.11% for the six months ended June 30, 2020.
Interest expense on borrowings increased $213 thousand, or 173.2%, to $336 thousand for the six months ended June 30, 2021, comprised solely of interest expense on our subordinated notes, compared to $123 thousand for the six months ended June 30, 2020, which was related solely to FHLB advances. Average borrowings increased $1.6 million, to $11.6 million at June 30, 2021, consisting solely of subordinated notes, from $10.0 million at June 30, 2020, which consisted of solely FHLB advances. The average cost of the subordinated notes was 5.84% for the six months ended June 30, 2021, while the average cost of the FHLB advances was 2.47% for the six months ended June 30, 2020.

Net Interest Income.
Q2 2021 vs Q2 2020. Net interest income increased $455 thousand, or 6.6%, to $7.4 million for the three months ended June 30, 2021, from $6.9 million for the three months ended June 30, 2020. Our net interest margin was 3.36% and 3.69% for the three months ended June 30, 2021 and 2020, respectively. The increase in net interest income primarily resulted from the decline in the average rate paid on deposits. The decrease in net interest margin was primarily due to yields earned on interest-earning assets declining at a faster rate than interest rates paid on interest-bearing liabilities as changes in the average rate paid on interest-bearing deposits tend to lag changes in market interest rate. During the second quarter of 2021, the average yield earned on PPP loans, including the recognition of the net deferred fees for PPP loans repaid and forgiven by the SBA, resulted in a positive impact to the net interest margin of 24 basis points, compared to a negative impact of 6 basis points during the quarter ended June 30, 2020.

YTD 2021 vs. YTD 2020. Net interest income increased $263 thousand, or 1.9%, to $13.9 million for the six months ended June 30, 2021, from $13.6 million for the six months ended June 30, 2020. Our net interest margin was 3.23% and 3.81% for the six months ended June 30, 2021, respectively. The increase in net interest income primarily resulted from the decline in the average rate paid on deposits being substantially offset by declines in both the average loan balance and yield. The decrease in net interest margin was primarily due to yields earned on interest-earning assets declining at a faster rate than interest rates paid on interest-bearing liabilities as changes in the average rate paid on interest-bearing deposits tend to lag changes in market interest rate.

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
A provision for loan losses of $250 thousand was recorded for both of the three and six months ended June 30, 2021, as compared to $400 thousand and $650 thousand for the three and six months ended June 30, 2020, respectively. The decrease in the provision for loan losses in the current quarter and six-month period compared to the comparable periods in 2020 was primarily due to a decrease in the balance of loans held-for-portfolio and in the current quarter, a $2.0 million decrease in non-performing loans from June 30, 2020. Our allowance for loan losses as of June 30, 2021, not only reflects probable and inherent credit losses based upon the economic conditions that existed as of June 30, 2021, but also reflects the inherent economic improvements in our markets as initial COVID-19 restrictions implemented in the second quarter of last year have been lifted. Net charge-offs for the three and six months ended June 30, 2021 totaled $28 thousand and $93 thousand, respectively, compared to net charge-offs of $262 thousand and $259 thousand for the three and six months ended June 30, 2020, respectively.
While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Recently, we have seen most of our market areas reporting a fairly significant increase in COVID transmissions, which we understand from our public health authorities is largely attributed to lagging vaccination rates and an increase in cases related to the Delta variant. To date, we are not seeing renewed business activity restrictions in our primary markets. To the extent business activity restrictions are renewed, due to COVID-19 or otherwise, this will likely affect our business operations which may, in turn, result in a material increase our provision for loan and lease losses which would adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the adjustment of reserves based upon their judgment of information available to them at the time of their examination.

Noninterest Income.  Noninterest income increased $133 thousand, or 8.4%, to $1.7 million for the three months ended June 30, 2021, as compared to $1.6 million for the three months ended June 30, 2020, as reflected below (dollars in thousands):

	Three Months Ended June 30,		Amount Change	Percent Change
	2021	2020
Service charges and fee income	$526	$429	$97	22.6%
Earnings on cash surrender value of BOLI	96	90	6	6.7
Mortgage servicing income	321	235	86	36.6
Fair value adjustment on mortgage servicing rights	(294)	(437)	143	(32.7)
Net gain on sale of loans	1,063	1,262	(199)	(15.8)
Total noninterest income	$1,712	$1,579	$133	8.4%
The increase in noninterest income during the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to $143 thousand improvement in the fair value adjustment on mortgage servicing rights and increases in both our mortgage servicing income of $86 thousand and service charges and fee income of $97 thousand, partially offset by the decrease in our net gain on sale of loans. The improvement in the fair value adjustment on mortgage servicing rights resulted from loan prepayment speeds slowing during the quarter as mortgage interest rates moved slightly higher during the quarter. The increase in the service charges and fee income primarily resulted from an increase in the number of checking accounts and an increase in debit card interchange fees. These increases were partially offset by the decrease in the net gain on sale of loans. As a result of refinance activity slowing over the past quarter, our residential loans originated for sale decreased. Loans sold during the quarter ended June 30, 2021, totaled $39.9 million, compared to $57.3 million during the quarter ended June 30, 2020.
Noninterest income increased $2.1 million, or 93.1%, to $4.4 million for the six months ended June 30, 2021, as compared to $2.3 million for the six months ended June 30, 2020, as reflected below (dollars in thousands):

	Six Months Ended June 30,		Amount Change	Percent Change
	2021	2020
Service charges and fee income	$1,059	$923	$136	14.7%
Earnings on cash surrender value of BOLI	178	105	73	69.5
Mortgage servicing income	633	479	154	32.2
Fair value adjustment on mortgage servicing rights	(569)	(800)	231	(28.9)
Net gain on sale of loans	3,116	1,581	1,535	97.1
Total noninterest income	$4,417	$2,288	$2,129	93.1%
The increase in noninterest income during the six months ended June 30, 2021, compared to the same period in 2020 was primarily due to an increase in gain on sale of loans. As a result of reductions in market interest rates, refinance and home purchases have increased significantly over the last year, increasing our residential loans originated for sale. Loans sold during the six months ended June 30, 2021, totaled $108.0 million, compared to $80.6 million during the six months ended June 30, 2020.

Noninterest Expense.  Noninterest expense increased $582 thousand, or 10.8%, to $6.0 million during the three months ended June 30, 2021, compared to $5.4 million during the three months ended June 30, 2020, as reflected below (dollars in thousands):

	Three Months Ended June 30,		Amount Change	Percent Change
	2021	2020
Salaries and benefits	$3,314	$2,818	$496	17.6%
Operations	1,361	1,326	35	2.6
Regulatory assessments	91	120	(29)	(24.2)
Occupancy	409	497	(88)	(17.7)
Data processing	813	645	168	26.0
Total noninterest expense	$5,988	$5,406	$582	10.8%

The increase in noninterest expense during the three months ended June 30, 2021 compared to the same period in 2020 was due to an increase in salaries and benefits of $496 thousand primarily due to higher deferred compensation during 2020 and an increase in data processing expense of $168 thousand due to technology investments and variable costs associated with increased loan originations. These increases were partially offset by a decrease of $88 thousand in occupancy expense.
Noninterest expense increased $799 thousand, or 7.0%, to $12.2 million during the six months ended June 30, 2021, compared to $11.4 million during the six months ended June 30, 2020, as reflected below (dollars in thousands):

	Six Months Ended June 30,		Amount Change	Percent Change
	2021	2020
Salaries and benefits	$6,958	$6,053	$905	15.0%
Operations	2,567	2,720	(153)	(5.6)
Regulatory assessments	192	369	(177)	(48.0)
Occupancy	857	995	(138)	(13.9)
Data processing	1,593	1,215	378	31.1
Net gain on OREO and repossessed assets	(16)	—	(16)	(100.0)
Total noninterest expense	$12,151	$11,352	$799	7.0%
The increase in noninterest expense during the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to increases of $905 thousand in salaries and benefits and $378 thousand in data processing expense, partially offset by a $153 thousand decrease in operations expense, a $177 thousand decrease in regulatory assessments and a $138 thousand decrease in occupancy expense. Salaries and benefits increased primarily due to discretionary bonuses paid for added efforts associated with the Company's COVID-19 response, implementation and execution of the SBA's PPP and higher medical expenses during 2021 as compared to 2020. Data processing expense increased due to technology investments and variable costs associated with increased loan originations. Operations expense decreased primarily due to lower loan expenses and office operations, and regulatory assessments decreased as the six months ended June 30, 2020 included regulatory examination costs. Occupancy expense decreased due to the closure of one branch location in June 2020.
The efficiency ratio for the quarter ended June 30, 2021 was 66.07%, compared to 63.79% for the quarter ended June 30, 2020, and was 66.38% for the six months ended June 30, 2021, compared to 71.34% for the six months ended June 30, 2020. The weakening in the efficiency ratio for the current quarter compared to the same period in the prior year is primarily due to higher noninterest expense, partially offset by higher interest income and noninterest income. The improvement in the efficiency ratio was primarily due to higher noninterest income for the six months ended June 30, 2021.

Income Tax Expense.  We incurred income tax expense of $574 thousand and $1.2 million for the three and six months ended June 30, 2021, respectively, as compared $541 thousand and $802 thousand for the same periods in 2020. The effective tax rates for the three and six months ended June 30, 2021 were 20.32% and 20.35%, respectively. The effective tax rates for the three and six months ended June 30, 2020 were 20.27% and 20.51%, respectively.

Liquidity and Capital Resources
The Management Discussion and Analysis in Item 7 of the Company’s 2020 Form 10-K contains an overview of Sound Financial Bancorp’s and the Bank’s liquidity management, sources of liquidity and cash flows. This discussion updates that disclosure for the six months ended June 30, 2021.
The Bank’s primary sources of funds are deposits, principal and interest payments on loans and borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank’s primary investing activity is loan originations. The Bank maintains liquidity levels it believes to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  At June 30, 2021, the Bank had $244.3 million in cash and investment securities available-for-sale and $3.7 million in loans held-for-sale generally available for its cash needs.  Also, at June 30, 2021, the Bank had the ability to borrow an additional $131.9 million in FHLB advances based on existing collateral pledged, and could access $24.8 million through the Federal Reserve’s Discount Window. Additionally, as of June 30, 2021, the Bank was approved to utilize the PPPLF. The Bank may utilize the PPPLF pursuant to which the Bank will pledge PPP loans at face value as collateral to obtain FRB non-recourse loans. During the quarter ended and as of June 30, 2021, the Bank did not utilize the PPPLF as it held a substantial cash and cash equivalent position as a result of PPP disbursed funds remaining unused in borrower deposit accounts and due to deposit customers increasing their balances due to COVID-19. The termination date for the PPPLF is July 30, 2021; as a result, no new extensions of credit will be made under the PPPLF after that date. At June 30, 2021, we also had available a total of $20.0 million in credit facilities with other financial institutions, with no balance outstanding. The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals and loan commitments. At June 30, 2021, outstanding loan commitments totaled $85.7 million, including unused lines and letters of credit of $25.3 million and undisbursed construction and land loans of $38.2 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2021, totaled $93.1 million.
Cash and cash equivalents increased $43.0 million to $236.8 million as of June 30, 2021, from $193.8 million as of December 31, 2020. Net cash provided by operating activities was $14.3 million for the six months ended June 30, 2021. Net cash used in investing activities totaled $27.0 million during the six months ended June 30, 2021 and consisted primarily of increases in loans and the purchase of BOLI, partially offset by principal payments on maturities of investment securities. The $55.7 million of net cash provided by financing activities during the six months ended June 30, 2021 primarily was the result of a $56.7 million net increase in deposits.
At June 30, 2021, the Company, on an unconsolidated basis, had $5.4 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs. The Company’s principal source of liquidity is dividends and ESOP loan repayments from the Bank. The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company. So long as the Bank remains well capitalized after each capital distribution (as evidenced by maintaining a Community Bank Leverage Ratio ("CBLR") greater than the required percentage), as discussed below, and operates in a safe and sound manner, it is management's belief that its banking regulators will continue to allow the Bank to distribute its earnings to the Company, although no assurance can be given in this regard.
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.
A summary of our off-balance sheet loan commitments at June 30, 2021, is as follows (in thousands):

June 30, 2021
Commitments to make loans	$22,065
Unfunded construction commitments	38,225
Unused lines of credit	25,308
Irrevocable letters of credit	80
Total loan commitments	$85,678
Regulatory Capital
Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action (“PCA”). Qualifying institutions that elect to use the CBLR framework, such as the Bank and the Company, that maintain the required minimum leverage ratio will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies’ PCA framework. As of June 30, 2021, the Bank and Company’s CBLR was 10.28% and 9.57%, respectively, which exceeded the minimum requirements. See "Part I, Item 1. Business – Regulation of Sound Community Bank – Capital Rules " in the Company's 2020 Form 10-K for additional information related to regulatory capital.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company provided information about market risk in Item 7A of its 2020 Form 10-K.  There have been no material changes in our market risk since our 2020 Form 10-K.
Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”), as of June 30, 2021, was carried out under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, and several other members of the Company’s senior management. The Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Company’s principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
(b)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2    Unregistered Sales of Equity Securities and use of Proceeds
(a)    Not applicable.
(b)Not applicable.
(c)On October 27, 2020, the Company announced that its Board of Directors authorized a stock repurchase program. Under this repurchase program, the Company could repurchase its outstanding shares in the open market in an amount up to $2.0 million, based on prevailing market prices, or in privately negotiated transactions, over a period beginning on October 28, 2020, and expiring on April 28, 2021. The Company purchased $73 thousand of its shares under this program. On April 28, 2021, the Company’s Board of Directors adopted a new stock repurchase program. Under this new repurchase program, the Company may repurchase its outstanding shares in the open market in an amount up to $2.0 million, based on prevailing market prices, or in privately negotiated transactions, over a period beginning on April 29, 2021, continuing until the earlier of the completion of the repurchase or the next six months, depending upon market conditions. The Company’s Board of Directors also authorized management to enter into a trading plan with a registered broker-dealer in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate repurchases of its common stock pursuant to the above-mentioned stock repurchase program.

The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended June 30, 2021:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
April 1, 2021 - April 30, 2021	—	$—	—	$1,927,000
May 1, 2021 - May 31, 2021	961	$39.00	—	2,000,000
June 1, 2021 - June 30, 2021	—	$—	—	2,000,000
Total	961		—	$2,000,000
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

10.7	Summary of Annual Bonus Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on February 3, 2020 (File No. 000-35633))
10.8	2013 Equity Incentive Plan (included as Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q/A
for the quarter ended September 30, 2013 and incorporated herein by reference (File No. 001-35633))
10.9	Form of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock
Agreement under the 2013 Equity Incentive Plan (included as Exhibit 10.14 to the Registrant's Quarterly
Report on Form 10-Q/A for the quarter ended September 30, 2013 and incorporated herein by reference (File
No. 001-35633))
10.10	Form of Adoption Agreement for the Sound Community Bank Nonqualified Deferred Compensation Plan (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 30, 2021 (File No. (001-35633))
10.11	The Sound Community Bank Nonqualified Deferred Compensation Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on March 24, 2017 (File No. 001-35633))
10.12	Change of Control Agreement dated October 25, 2018, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Heidi Sexton (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on October 26, 2018 (File No. (001-35633))
10.13	Credit Union of the Pacific Incentive Compensation Achievement Plan, dated January 1, 1994 (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 14, 2019 (File No. (001-35633))
10.14	Form of Subordinated Note Purchase Agreement, dated September 18, 2020, by and among Sound Financial Bancorp, Inc. and the Purchasers (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on September 21, 2020 (File No. 001-35633)).
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification
101
The following financial statements from the Sound Financial Bancorp, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 2021, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of equity (v) condensed consolidated statements of cash flows and (vi) the notes to condensed consolidated financial statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: August 12, 2021	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President/Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wes Ochs
Wes Ochs
Executive Vice President/Chief Strategy Officer and Chief Financial Officer
(Principal Financial Officer)