Form 10-Q
period 2021-09-30
Sound Financial Bancorp, Inc.
filed 2021-11-09
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of November 3, 2021, there were 2,617,425 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$206,702	$193,828
Available-for-sale securities, at fair value	7,060	10,218
Loans held-for-sale	3,884	11,604
Loans held-for-portfolio	667,551	613,363
Allowance for loan losses	(6,327)	(6,000)
Total loans held-for-portfolio, net	661,224	607,363
Accrued interest receivable	2,231	2,254
Bank-owned life insurance (“BOLI”), net	20,926	14,588
Other real estate owned (“OREO”) and repossessed assets, net	659	594
Mortgage servicing rights, at fair value	4,211	3,780
Federal Home Loan Bank (“FHLB”) stock, at cost	1,052	877
Premises and equipment, net	5,941	6,270
Right of use assets	6,033	6,722
Other assets	8,188	3,304
Total assets	$928,111	$861,402
LIABILITIES
Deposits
Interest-bearing	$612,805	$615,491
Noninterest-bearing demand	194,848	132,490
Total deposits	807,653	747,981
Accrued interest payable	48	369
Lease liabilities	6,462	7,134
Other liabilities	8,711	7,674
Advance payments from borrowers for taxes and insurance	1,708	1,168
Subordinated notes, net	11,623	11,592
Total liabilities	836,205	775,918
COMMITMENTS AND CONTINGENCIES (NOTE 7)	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,617,425 and 2,592,587 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	26	25
Additional paid-in capital	27,835	27,106
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(28)	(113)
Retained earnings	63,905	58,226
Accumulated other comprehensive income, net of tax	168	240
Total stockholders’ equity	91,906	85,484
Total liabilities and stockholders’ equity	$928,111	$861,402
See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
INTEREST INCOME
Loans, including fees	$8,967	$8,422	$25,152	$25,463
Interest and dividends on investments, cash and cash equivalents	135	86	365	400
Total interest income	9,102	8,508	25,517	25,863
INTEREST EXPENSE
Deposits	617	1,738	2,807	5,346
Borrowings	—	87	—	209
Subordinated notes	168	23	504	23
Total interest expense	785	1,848	3,311	5,578
Net interest income	8,317	6,660	22,206	20,285
PROVISION FOR LOAN LOSSES	175	275	425	925
Net interest income after provision for loan losses	8,142	6,385	21,781	19,360
NONINTEREST INCOME
Service charges and fee income	556	510	1,615	1,433
Earnings on cash surrender value of bank-owned life insurance	104	102	281	207
Mortgage servicing income	328	260	961	739
Fair value adjustment on mortgage servicing rights	(125)	(623)	(694)	(1,423)
Net gain on sale of loans	568	1,819	3,683	3,399
Total noninterest income	1,431	2,068	5,846	4,355
NONINTEREST EXPENSE
Salaries and benefits	3,512	2,880	10,470	8,933
Operations	1,466	1,390	4,033	4,109
Regulatory assessments	91	111	283	480
Occupancy	441	442	1,298	1,437
Data processing	808	707	2,400	1,923
Net gain on OREO and repossessed assets	—	—	(16)	—
Total noninterest expense	6,318	5,530	18,468	16,882
Income before provision for income taxes	3,255	2,923	9,159	6,833
Provision for income taxes	663	588	1,865	1,390
Net income	$2,592	$2,335	$7,294	$5,443

Earnings per common share:
Basic	$1.00	$0.90	$2.81	$2.11
Diluted	$0.98	$0.90	$2.76	$2.09
Weighted-average number of common shares outstanding:
Basic	2,586,966	2,563,018	2,581,517	2,558,475
Diluted	2,633,459	2,589,241	2,624,632	2,588,101
 See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$2,592	$2,335	$7,294	$5,443
Available for sale securities:
Unrealized (losses) gains arising during the period	(34)	(4)	(91)	106
Income tax benefit (expense) related to unrealized gains/losses	7	1	19	(22)
Other comprehensive (loss) income, net of tax	(27)	(3)	(72)	84
Comprehensive income	$2,565	$2,332	$7,222	$5,527

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid -in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders’ Equity
Balance, at June 30, 2021	2,614,329	$26	$27,613	$(57)	$61,758	$195	$89,535
Net income	—	—	—	—	2,592	—	2,592
Other comprehensive loss, net of tax	—	—	—	—	—	(27)	(27)
Share-based compensation	—	—	65	—	—	—	65
Cash dividends paid on common stock ($0.17 per share)	—	—	—	—	(445)	—	(445)
Common stock surrendered	(100)	—	—	—	—	—	—
Restricted shares forfeited	(420)	—	—	—	—	—	—
Common stock options exercised	3,616	—	59	—	—	—	59
Allocation of ESOP shares	—	—	98	29	—	—	127
Balance, at September 30, 2021	2,617,425	$26	$27,835	$(28)	$63,905	$168	$91,906

Balance, at December 31, 2020	2,592,587	$25	$27,106	$(113)	$58,226	$240	$85,484
Net income	—	—	—	—	7,294	—	7,294
Other comprehensive loss, net of tax	—	—	—	—	—	(72)	(72)
Share-based compensation	—	—	295	—	—	—	295
Restricted stock awards issued	10,168	—	—	—	—	—
Cash dividends paid on common stock ($0.61 per share)	—	—	—	—	(1,594)	—	(1,594)
Common stock repurchased	—	—	(9)	—	(21)	—	(30)
Common stock surrendered	(4,091)	—	—		—	—	—
Restricted shares forfeited	(1,890)	—	—	—	—	—	—
Common stock options exercised	20,651	1	181	—	—	—	182
Allocation of ESOP shares	—	—	262	85	—	—	347
Balance, at September 30, 2021	2,617,425	$26	$27,835	$(28)	$63,905	$168	$91,906

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid -in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders’ Equity
Balance, at June 30, 2020	2,593,152	$25	$26,894	$(170)	$53,224	$262	$80,235
Net income	—	—	—	—	2,335	—	2,335
Other comprehensive loss, net of tax	—	—	—	—	—	(3)	(3)
Share-based compensation	—	—	52	—	—	—	52
Common stock surrendered	(2,842)	—	—	—	—	—	—
Cash dividends paid on common stock ($0.15 per share)	—	—	—	—	(389)	—	(389)
Common stock options exercised	4,979	—	23	—	—	—	23
Allocation of ESOP shares	—	—	49	28	—	—	77
Balance, at September 30, 2020	2,595,289	$25	$27,018	$(142)	$55,170	$259	$82,330

Balance, at December 31, 2019	2,567,389	$25	$26,343	$(227)	$51,410	$175	$77,726
Net income	—	—	—	—	5,443	—	5,443
Other comprehensive loss, net of tax	—	—	—	—	—	84	84
Share-based compensation	—	—	283	—	—	—	283
Common stock surrendered	(3,423)	—	—	—	—	—	—
Cash dividends paid on common stock ($0.65 per share)	—	—	—	—	(1,683)	—	(1,683)
Restricted stock forfeited	(1,690)	—	—	—	—	—	—
Restricted stock awards issued	13,600	—	—	—	—	—	—
Common stock options exercised	19,413	—	239	—	—	—	239
Allocation of ESOP shares	—	—	153	85	—	—	238
Balance, at September 30, 2020	2,595,289	$25	$27,018	$(142)	$55,170	$259	$82,330

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,294	$5,443
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net discounts on investments	108	104
Provision for loan losses	425	925
Depreciation and amortization	502	696
Compensation expense related to stock options and restricted stock	295	283
Fair value adjustment on mortgage servicing rights	694	1,423
Right of use assets amortization	689	696
Change in lease liabilities	(672)	(662)
Increase in cash surrender value of BOLI	(281)	(207)
Net change in advances from borrowers for taxes and insurance	540	373
Net gain on sale of loans	(3,683)	(3,399)
Proceeds from sale of loans held-for-sale	130,890	179,244
Originations of loans held-for-sale	(120,612)	(193,892)
Net gain on OREO and repossessed assets	(16)	—
Change in operating assets and liabilities:
Accrued interest receivable	23	(330)
Other assets	(4,865)	314
Accrued interest payable	(321)	(13)
Other liabilities	1,037	(585)
Net cash provided by (used in) operating activities	12,047	(9,587)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	—	(7,177)
Proceeds from principal payments, maturities and sales of available-for-sale securities	2,990	3,190
Net increase in loans	(54,370)	(68,622)
Purchase of BOLI	(6,057)	(14)
Purchases of premises and equipment, net	(173)	(396)
Proceeds from sale of OREO and other repossessed assets	35	—
Net cash used in investing activities	(57,575)	(73,019)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	59,672	132,132
Proceeds from borrowings	—	87,991
Repayment of borrowings	—	(87,991)
Proceeds from subordinated debt, net	—	11,676
FHLB stock purchased	(175)	(4)
Common stock repurchases	(30)	—
Allocation of ESOP shares	347	238
Dividends paid on common stock	(1,594)	(1,683)
Proceeds from common stock option exercises	182	239
Net cash provided by financing activities	58,402	142,598
Net change in cash and cash equivalents	12,874	59,992
Cash and cash equivalents, beginning of period	193,828	55,770
Cash and cash equivalents, end of period	$206,702	$115,762
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$2,290	$1,270
Interest paid on deposits and borrowings	3,632	5,591
Loans transferred from loans held-for-portfolio to OREO and repossessed assets	84	—
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

Note 3 – Investments
The amortized cost and fair value of our available-for-sale (“AFS”) securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2021
Municipal bonds	$4,216	$160	$(6)	$4,370
Agency mortgage-backed securities	2,631	70	(11)	2,690
Total	$6,847	$230	$(17)	$7,060

December 31, 2020
Municipal bonds	$5,209	$204	$—	$5,413
Agency mortgage-backed securities	4,706	105	(6)	4,805
Total	$9,915	$309	$(6)	$10,218
The amortized cost and fair value of AFS securities at September 30, 2021, by contractual maturity, are shown below (in thousands). Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	September 30, 2021
	Amortized Cost	Fair Value
Due within one year	$226	$226
Due after one year through five years	260	268
Due after five years through ten years	457	492
Due after ten years	3,273	3,384
Agency mortgage-backed securities	2,631	2,690
Total	$6,847	$7,060
There were no pledged securities at September 30, 2021 or December 31, 2020.
There were no sales of AFS securities during the three and nine months ended September 30, 2021 or 2020.

The following table summarizes the aggregate fair value and gross unrealized loss by length of time of those investments that have been in a continuous unrealized loss position at the dates indicated (in thousands):

	September 30, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$660	$(6)	$—	$—	$660	$(6)
Agency mortgage-backed securities	434	(11)	—	—	434	(11)
Total	$1,094	$(17)	$—	$—	$1,094	$(17)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$1,618	$(6)	$—	$—	$1,618	$(6)
Total	$1,618	$(6)	$—	$—	$1,618	$(6)
There were no credit losses recognized in earnings related to other than temporary impairments during the three and nine months ended September 30, 2021 or 2020.
At September 30, 2021, the securities portfolio consisted of 11 agency mortgage-backed securities and nine municipal bonds with a total portfolio fair value of $7.1 million. At December 31, 2020, the securities portfolio consisted of 16 agency mortgage-backed securities and ten municipal bonds with a fair value of $10.2 million. At September 30, 2021, there were three securities in an unrealized loss position for less than 12 months, and there were no securities in an unrealized loss position for more than 12 months. At December 31, 2020, there were three securities in an unrealized loss position for less than 12 months, and there were no securities in an unrealized loss position for more than 12 months. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. The unrealized losses on these investments are not considered other-than-temporary impairment ("OTTI") as of September 30, 2021, because the decline in fair value is not attributable to credit quality and because we do not intend, and it is not likely that we will be required, to sell these securities before recovery of their amortized cost basis. Deterioration in market and economic conditions related to the COVID-19 pandemic may, however, have an adverse impact on credit quality in the future and result in OTTI charges.

Note 4 – Loans
The composition of the loans-held-for portfolio at the dates indicated, excluding loans held-for-sale, was as follows (in thousands):

	September 30, 2021	December 31, 2020
Real estate loans:
One-to-four family	$194,346	$130,657
Home equity	14,012	16,265
Commercial and multifamily	246,794	265,774
Construction and land	81,576	62,752
Total real estate loans	536,728	475,448
Consumer loans:
Manufactured homes	21,459	20,941
Floating homes	58,358	39,868
Other consumer	15,732	15,024
Total consumer loans	95,549	75,833
Commercial business loans	36,620	64,217
Total loans held-for-portfolio	668,897	615,498
Deferred fees, net	(1,346)	(2,135)
Total loans held-for-portfolio, gross	667,551	613,363
Allowance for loan losses	(6,327)	(6,000)
Total loans held-for-portfolio, net	$661,224	$607,363
The Company was automatically authorized to participate in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), as a qualified lender since the inception of the program. As of September 30, 2021, the Bank had funded PPP loans totaling $119.2 million, $11.8 million of which remained outstanding and are included in commercial business loans above. PPP loans are 100% guaranteed by the SBA.
The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of the dates indicated (in thousands):

	September 30, 2021
	Allowance: Individually evaluated for impairment	Allowance: Collectively evaluated for impairment	Allowance: Ending balance	Loans held for investment: Individually evaluated for impairment	Loans held for investment: Collectively evaluated for impairment	Loans held for investment: Ending balance
One-to-four family	$137	$1,183	$1,320	$3,791	$190,555	$194,346
Home equity	7	87	94	226	13,786	14,012
Commercial and multifamily	—	1,857	1,857	—	246,794	246,794
Construction and land	5	771	776	255	81,321	81,576
Manufactured homes	105	198	303	201	21,258	21,459
Floating homes	—	383	383	504	57,854	58,358
Other consumer	27	179	206	108	15,624	15,732
Commercial business	—	426	426	182	36,438	36,620
Unallocated	—	962	962	—	—	—
Total	$281	$6,046	$6,327	$5,267	$663,630	$668,897

	December 31, 2020
	Allowance: Individually evaluated for impairment	Allowance: Collectively evaluated for impairment	Allowance: Ending balance	Loans held for investment: Individually evaluated for impairment	Loans held for investment: Collectively evaluated for impairment	Loans held for investment: Ending balance
One-to-four family	$165	$898	$1,063	$3,705	$126,952	$130,657
Home equity	14	133	147	293	15,972	16,265
Commercial and multifamily	—	2,370	2,370	353	265,421	265,774
Construction and land	6	572	578	77	62,675	62,752
Manufactured homes	163	366	529	265	20,676	20,941
Floating homes	—	328	328	518	39,350	39,868
Other consumer	30	258	288	114	14,910	15,024
Commercial business	—	291	291	615	63,602	64,217
Unallocated	—	406	406	—	—	—
Total	$378	$5,622	$6,000	$5,940	$609,558	$615,498
The following tables summarize the activity in the allowance for loan losses for the periods indicated (in thousands):

	Three Months Ended September 30, 2021
	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,292	$—	$—	$28	$1,320
Home equity	111	—	2	(19)	94
Commercial and multifamily	1,987	—	—	(130)	1,857
Construction and land	700	—	—	76	776
Manufactured homes	367	—	1	(65)	303
Floating homes	318	—	—	65	383
Other consumer	201	(8)	—	13	206
Commercial business	693	—	—	(267)	426
Unallocated	488	—	—	474	962
Total	$6,157	$(8)	$3	$175	$6,327

	Nine Months Ended September 30, 2021
	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,063	$(76)	$—	$333	$1,320
Home equity	147	(8)	4	(49)	94
Commercial and multifamily	2,370	—	—	(513)	1,857
Construction and land	578	—	—	198	776
Manufactured homes	529	(2)	3	(227)	303
Floating homes	328	—	—	55	383
Other consumer	288	(27)	6	(61)	206
Commercial business	291	—	2	133	426
Unallocated	406	—	—	556	962
Total	$6,000	$(113)	$15	$425	$6,327

	Three Months Ended September 30, 2020
	Beginning Allowance	Charge-offs		Recoveries	(Recapture) Provision	Ending Allowance
One-to-four family	$1,149	$(20)		$4	$37	$1,170
Home equity	154	(2)		7	(17)	142
Commercial and multifamily	1,991	—		—	16	2,007
Construction and land	623	—		—	(43)	580
Manufactured homes	362	—		1	(33)	330
Floating homes	324	—		—	(31)	293
Other consumer	127	(4)		2	(10)	115
Commercial business	501	(306)		—	68	263
Unallocated	800	—		—	288	1,088
Total	$6,031	$(332)	0	$14	$275	$5,988

	Nine Months Ended September 30, 2020
	Beginning Allowance	Charge-offs	Recoveries	(Recapture) Provision	Ending Allowance
One-to-four family	$1,120	$(20)	$12	$58	$1,170
Home equity	178	(2)	46	(80)	142
Commercial and multifamily	1,696	—	—	311	2,007
Construction and land	492	—	—	88	580
Manufactured homes	480	—	1	(151)	330
Floating homes	283	—	—	10	293
Other consumer	112	(20)	13	10	115
Commercial business	331	(607)	—	539	263
Unallocated	948	—	—	140	1,088
Total	$5,640	$(649)	$72	$925	$5,988
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

The following tables present the internally assigned grades as of the dates indicated, by type of loan (in thousands):

	September 30, 2021
	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$190,857	$13,654	$200,617	$67,021	$21,025	$57,250	$15,711	$30,242	$596,377
Watch	299	23	29,061	11,962	243	604	—	4,059	46,251
Special Mention	—	—	9,958	837	—	—	—	1,746	12,541
Substandard	3,190	335	7,158	1,756	191	504	21	573	13,728
Total	$194,346	$14,012	$246,794	$81,576	$21,459	$58,358	$15,732	$36,620	$668,897

	December 31, 2020
	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$113,185	$15,556	$228,652	$44,360	$19,606	$38,746	$15,000	$56,743	$531,848
Watch	15,142	245	22,945	13,808	1,115	604	—	5,202	59,061
Special Mention	—	—	10,813	3,939	—	—	—	310	15,062
Substandard	2,330	464	3,364	645	220	518	24	1,962	9,527
Total	$130,657	$16,265	$265,774	$62,752	$20,941	$39,868	$15,024	$64,217	$615,498
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
The following table presents the recorded investment in nonaccrual loans as of the dates indicated, by type of loan (in thousands):

	September 30, 2021	December 31, 2020
One-to-four family	$1,915	$1,668
Home equity	150	156
Commercial and multifamily	—	353
Construction and land	220	40
Manufactured homes	98	149
Floating homes	504	518
Commercial business	182	—
Total	$3,069	$2,884
The following tables present the aging of the recorded investment in past due loans as of the dates indicated, by type of loan (in thousands):

	September 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	> 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$—	$604	$1,571	$—	$2,175	$192,171	$194,346
Home equity	16	—	134	—	150	13,862	14,012
Commercial and multifamily	2,429	—	—	—	2,429	244,365	246,794
Construction and land	—	—	—	—	—	81,576	81,576
Manufactured homes	33	79	97	—	210	21,249	21,459
Floating homes	—	—	247	—	247	58,111	58,358
Other consumer	20	2	—	—	22	15,710	15,732
Commercial business	—	—	182	—	182	36,438	36,620
Total	$2,498	$685	$2,231	$—	$5,413	$663,484	$668,897

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	> 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$498	$362	$1,407	$—	$2,267	$128,390	$130,657
Home equity	102	—	112	—	214	16,051	16,265
Commercial and multifamily	—	—	353	—	353	265,421	265,774
Construction and land	690	—	40	—	730	62,022	62,752
Manufactured homes	159	74	149	—	382	20,559	20,941
Floating homes	—	269	249	—	518	39,350	39,868
Other consumer	15	1	—	—	16	15,008	15,024
Commercial business	583	—	—	—	583	63,634	64,217
Total	$2,047	$706	$2,310	$—	$5,063	$610,435	$615,498

Nonperforming Loans.  Loans are considered nonperforming when they are placed on nonaccrual.
The following tables present the credit risk profile of our loan portfolio based on payment activity as of the dates indicated, by type of loan (in thousands):

	September 30, 2021
	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Performing	$192,431	$13,862	$246,794	$81,356	$21,361	$57,854	$15,732	$36,438	$665,828
Nonperforming	1,915	150	—	220	98	504	—	182	3,069
Total	$194,346	$14,012	$246,794	$81,576	$21,459	$58,358	$15,732	$36,620	$668,897

	December 31, 2020
	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Performing	$128,989	$16,109	$265,421	$62,712	$20,792	$39,350	$15,024	$64,217	$612,614
Nonperforming	1,668	156	353	40	149	518	—	—	2,884
Total	$130,657	$16,265	$265,774	$62,752	$20,941	$39,868	$15,024	$64,217	$615,498
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

Impaired loans at the dates indicated, by type of loan were as follows (in thousands):

	September 30, 2021
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$3,901	$2,749	$1,042	$3,791	$137
Home equity	226	150	76	226	7
Commercial and multifamily	—	—	—	—	—
Construction and land	256	220	35	255	5
Manufactured homes	201	45	156	201	105
Floating homes	504	504	—	504	—
Other consumer	108	—	108	108	27
Commercial business	182	182	—	182	—
Total	$5,378	$3,850	$1,417	$5,267	$281

	December 31, 2020
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$3,791	$2,392	$1,313	$3,705	$165
Home equity	293	156	137	293	14
Commercial and multifamily	353	353	—	353	—
Construction and land	77	40	37	77	6
Manufactured homes	268	47	218	265	163
Floating homes	518	518	—	518	—
Other consumer	114	—	114	114	30
Commercial business	615	615	—	615	—
Total	$6,029	$4,121	$1,819	$5,940	$378

The following table presents the average recorded investment and interest income recognized on impaired loans for the periods indicated, by loan types (in thousands):

	Three Months Ended September 30,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to-four family	$3,069	$60	$6,027	$69
Home equity	321	3	336	3
Commercial and multifamily	—	—	465	16
Construction and land	166	11	315	20
Manufactured homes	225	3	349	5
Floating homes	507	5	405	15
Other consumer	109	1	127	—
Commercial business	93	1	1,076	12
Total	$4,490	$84	$9,100	$140

	Nine Months Ended September 30,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to-four family	$3,322	$118	$6,650	$208
Home equity	305	11	341	12
Commercial and multifamily	176	—	409	26
Construction and land	121	12	579	21
Manufactured homes	244	12	391	19
Floating homes	511	12	406	23
Other consumer	111	4	134	4
Commercial business	353	1	1,174	12
Total	$5,143	$170	$10,084	$325
Forgone interest on nonaccrual loans was $89 thousand and $62 thousand for the three months ended September 30, 2021 and 2020, respectively, and $138 thousand and $126 thousand for the nine months ended September 30, 2021 and 2020, respectively. There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual or impaired at September 30, 2021 and December 31, 2020.
Troubled debt restructurings.  TDRs are loans accounted for under ASC 310-40, which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. Once a TDR has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, we remove the TDR from nonperforming status. Loans classified as TDRs totaled $2.6 million and $3.2 million at September 30, 2021 and December 31, 2020, respectively, and are included in impaired loans. The Company has granted, in its TDRs, a variety of concessions to borrowers in the form of loan modifications. The modifications granted can generally be described in the following categories:
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
There were no loans modified as a TDR during the three and nine months ended September 30, 2021. There were two TDRs totaling $484 thousand that were paid off during the nine months ended September 30, 2021.
There was one loan totaling $146 thousand modified as a TDR during the three months ended September 30, 2020 and four loans totaling $795 thousand modified as TDRs during the nine months ended September 30, 2020. There were two TDR loan totaling $2.9 million that were paid off during the nine months ended September 30, 2020.
There were no post-modification changes for the unpaid principal balance in loans, net of partial charge-offs, that were recorded as a result of the TDRs for the three and nine months ended September 30, 2021 and 2020. There were no loans modified as a TDR for which there was a payment default within the first 12 months of modification during the three and nine months ended September 30, 2021. There was one loan totaling $161 thousand modified as a TDR for which there was a payment default within the first 12 months of modification during the nine months ended September 30, 2020.
The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified into TDRs.
In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act, and the Interagency Statement provides that a short-term modification made to a loan in response to COVID-19 which meets certain criteria does not need to be placed on nonaccrual status or accounted for as a TDR pursuant to applicable accounting and regulatory guidance until the earlier of 60 days after the national emergency termination date or January 1, 2022. The majority of these borrowers had resumed making payments as of September 30, 2021, and as of that date, there were six residential loans totaling $933 thousand on deferral status under COVID-19 loan modification forbearance agreements. We continue to monitor these loans through our normal credit risk processes and any request for continuation of relief beyond the initial modification is reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate.
As of September 30, 2021, there was one one-to-four family loans totaling $39 thousand that was in process of foreclosure.

Note 5 – Fair Value Measurements
The Company determines the fair values of its financial instruments based on the requirements established in ASC 820, Fair Value Measurements (“ASC 820”), which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. The Company’s fair values for financial instruments at September 30, 2021 were determined based on these requirements.
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
Loans Held-for-Sale - One-to-four family mortgage loans held-for-sale are recorded at the lower of cost or fair value. The fair value of fixed-rate one-to-four family loans is based on whole loan forward prices obtained from government sponsored enterprises. At September 30, 2021 and December 31, 2020, loans held-for-sale were carried at cost, as no impairment was required.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no transfers between levels during the three and nine months ended September 30, 2021 and 2020.

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether or not recognized or recorded at fair value as of the dates indicated (in thousands):

	September 30, 2021		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$206,702	$206,702	$206,702	$—	$—
Available-for-sale securities	7,060	7,060	—	7,060	—
Loans held-for-sale	3,884	3,884	—	3,884	—
Loans held-for-portfolio, net	661,224	658,604	—	—	658,604
Mortgage servicing rights	4,211	4,211	—	—	4,211
FHLB stock	1,052	1,052	—	1,052	—
FINANCIAL LIABILITIES:
Non-maturity deposits	688,212	688,212	—	688,212	—
Time deposits	119,441	120,798	—	120,798	—
Subordinated notes	11,623	11,623	—	11,623	—

	December 31, 2020		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$193,828	$193,828	$193,828	$—	$—
Available-for-sale securities	10,218	10,218	—	10,218	—
Loans held-for-sale	11,604	11,604	—	11,604	—
Loans held-for-portfolio, net	607,363	608,575	—	—	608,575
Mortgage servicing rights	3,780	3,780	—	—	3,780
FHLB stock	877	877	—	877	—
FINANCIAL LIABILITIES:
Non-maturity deposits	512,508	512,508	—	512,508	—
Time deposits	235,473	238,629	—	238,629	—
Subordinated notes	11,592	11,592	—	11,592	—

The following tables present the balance of assets measured at fair value on a recurring basis as of the dates indicated (in thousands):

	Fair Value at September 30, 2021
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	4,370	—	4,370	—
Agency mortgage-backed securities	2,690	—	2,690	—
Mortgage servicing rights	4,211	—	—	4,211

	Fair Value at December 31, 2020
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$5,413	$—	$5,413	$—
Agency mortgage-backed securities	4,805	—	4,805	—
Mortgage servicing rights	3,780	—	—	3,780
The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis as of the dates indicated:

September 30, 2021
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	214%-503% (217%)
		Discount rate	10.5%-14.5% (12.5%)

December 31, 2020
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	178%-276% (247%)
		Discount rate	10%-12% (10%)
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
There were no assets or liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2021 and 2020.
Mortgage servicing rights are measured at fair value using a significant unobservable input (Level 3) on a recurring basis - additional information is included in “Note 6—Mortgage Servicing Rights.”

The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at September 30, 2021
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$659	$—	$—	$659
Impaired loans	5,267	—	—	5,267

	Fair Value at December 31, 2020
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$594	$—	$—	$594
Impaired loans	5,940	—	—	5,940
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at September 30, 2021 and December 31, 2020.
The following tables provide a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the dates indicated:

September 30, 2021
Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Third Party Appraisals	No discounts	N/A
Impaired loans(1)	Discounted Cash Flow	Discount Rate	0-10% (5%)
Impaired loans(2)	Third Party Appraisals	No discounts	N/A
(1) Represents troubled debt restructurings included within impaired loans.
(2) Excludes troubled debt restructurings.

December 31, 2020
Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Third Party Appraisals	No discounts	N/A
Impaired loans(1)	Discounted Cash Flow	Discount Rate	0-10% (6%)
Impaired loans(2)	Third Party Appraisals	No discounts	N/A
(1) Represents troubled debt restructurings included within impaired loans.
(2) Excludes troubled debt restructurings.

Note 6 – Mortgage Servicing Rights
The Company’s mortgage servicing rights portfolio totaled $514.0 million at September 30, 2021 compared to $488.7 million at December 31, 2020. Of this total balance, the unpaid principal balance of loans serviced for Federal National Mortgage Association (“Fannie Mae”) at September 30, 2021 and December 31, 2020 were $507.8 million and $481.6 million, respectively. The unpaid principal balance of loans serviced for other financial institutions at September 30, 2021 and December 31, 2020, totaled $6.2 million and $7.1 million, respectively. Loans serviced for others are not included in the Company’s financial statements as they are not assets of the Company.

A summary of the change in the balance of mortgage servicing assets during the periods indicated were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance, at fair value	$4,151	$3,113	$3,780	$3,239
Servicing rights that result from transfers and sale of financial assets	185	849	1,125	1,523
Changes in fair value:
Due to changes in model inputs or assumptions and other(1)	(125)	(623)	(694)	(1,423)
Ending balance, at fair value	$4,211	$3,339	$4,211	$3,339
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	September 30, 2021	December 31, 2020
Prepayment speed (Public Securities Association “PSA” model)	217%	247%
Weighted-average life	5.6 years	5.2 years
Discount rate	12.5%	10.0%

The amount of contractually specified servicing, late and ancillary fees earned on the mortgage servicing rights are included in mortgage servicing income on the Condensed Consolidated Statements of Income and totaled $328 thousand and $961 thousand for the three and nine months ended September 30, 2021, respectively, and $260 thousand and $739 thousand for the three and nine months ended September 30, 2020, respectively.

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

Note 8 – Borrowings, FHLB Stock and Subordinated Notes
The Company has a loan agreement with the FHLB of Des Moines. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial and multifamily loan portfolio based on the outstanding balance. At September 30, 2021 and December 31, 2020, the amount available to borrow under this credit facility was $397.9 million and $390.5 million, respectively, subject to eligible pledged collateral. At September 30, 2021, the credit facility was collateralized as follows:  one-to-four family mortgage loans with an advance equivalent of $77.2 million, commercial and multifamily mortgage loans with an advance equivalent of $61.4 million and home equity loans with an advance equivalent of $569 thousand. At December 31, 2020, the credit facility was collateralized as follows: one-to-four family mortgage loans with an advance equivalent of $103.6 million, commercial and multifamily mortgage loans with an advance equivalent of $128.9 million and home equity loans with an advance equivalent of $2.8 million. The Company had no outstanding borrowings under this arrangement at both September 30, 2021 and December 31, 2020. The weighted-average interest rate of the Company’s borrowings under this agreement at December 31, 2020 was 3.10%.
Additionally, the Company had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $17.6 million and $21.6 million at September 30, 2021 and December 31, 2020, respectively, to secure public deposits. The remaining amount available to borrow as of September 30, 2021 and December 31, 2020, was $121.6 million and $213.7 million, respectively.

As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances. At September 30, 2021 and December 31, 2020, the Company had an investment of $1.1 million and $877 thousand, respectively in FHLB of Des Moines stock.
The Company has access to an unsecured Fed Funds line of credit from Pacific Coast Banker’s Bank. The line has a one year term maturing on June 30, 2022 and is renewable annually. As of September 30, 2021, the amount available under this line of credit was $20.0 million. There was no balance on this line of credit as of September 30, 2021 and December 31, 2020, respectively.
In September 2020, the Company issued $12.0 million of fixed to floating rate subordinated notes that mature in 2030. The subordinated notes have an initial fixed interest rate of 5.25% to, but excluding, October 1, 2025, payable semi-annually in arrears. From, and including, October 1, 2025, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term Secured Overnight Financing Rate, or SOFR, plus 513 basis points, payable quarterly in arrears. The subordinated notes mature on May 15, 2030. Prior to October 1, 2025, the Company may redeem these notes, in whole but not in part, only under certain limited circumstances set forth in the notes and are redeemable by the Company in whole or in part beginning with the interest payment date of October 1, 2025. As of both September 30, 2021 and December 31, 2020, the balance of the subordinated notes was $11.6 million.

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
The following table summarizes the calculation of earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$2,592	$2,319	$7,294	$5,407
Weighted-average number of shares outstanding, basic	2,587	2,563	2,582	2,558
Effect of potentially dilutive common shares	46	26	43	30
Weighted-average number of shares outstanding, diluted	2,633	2,589	2,625	2,588
Earnings per share, basic(1)(2)	$1.00	$0.90	$2.81	$2.11
Earnings per share, diluted(1)(2)	$0.98	$0.90	$2.76	$2.09
(1)The basic and diluted earnings per share amounts for the three and nine months ended September 30, 2021 include the impact of income allocated to participating securities of $17 thousand and $50 thousand, respectively.
(2)The difference between the basic and diluted earnings per share amounts for the three and nine months ended September 30, 2021 and 2020 under the Treasury Stock Method and the Two-Class Method, as prescribed in FASB ASC 260-10, Earnings Per Share, is immaterial.
There were no anti-dilutive securities at September 30, 2021 and 19,281 anti-dilutive securities at September 30, 2020.

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
As of September 30, 2021, on an adjusted basis, awards for stock options totaling 271,874 shares and awards for restricted stock totaling 142,201 shares of Company common stock have been granted, net of any forfeitures, to participants in the 2013 Plan and the 2008 Plan. Share-based compensation expense was $65 thousand and $295 thousand for the three and nine months ended months ended September 30, 2021, respectively, and was $52 thousand and $283 thousand for the three and nine months ended September 30, 2020, respectively.
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
The following is a summary of the Company’s stock option award activity during the three months ended September 30, 2021 (dollars in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at July 1, 2021	95,202	$24.35	5.21	$1,818
Granted	—	—
Exercised	(3,616)	17.55
Forfeited	(250)	33.58
Expired	—	—
Outstanding at September 30, 2021	91,336	24.59	5.02	1,858
Exercisable	72,843	22.28	4.12	1,650
Expected to vest, assuming a 0% forfeiture rate over the vesting term	91,336	$24.59	5.02	$1,858

The following is a summary of the Company’s stock option award activity during the nine months ended September 30, 2021 (dollars in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2021	100,977	$22.00	4.71	$1,045
Granted	12,250	32.46
Exercised	(20,651)	15.99
Forfeited	(1,170)	34.93
Expired	(70)	34.29
Outstanding at September 30, 2021	91,336	24.59	5.02	1,858
Exercisable	72,843	22.28	4.12	1,650
Expected to vest, assuming a 0% forfeiture rate over the vesting term	91,336	$24.59	5.02	$1,858
As of September 30, 2021, there was $91 thousand of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 2.6 years.
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The fair value of options granted for the nine months ended September 30, 2021 and 2020 were determined using the following weighted-average assumptions as of the grant date.

	Nine Months Ended September 30,
	2021	2020
Annual dividend yield	1.60%	1.60%
Expected volatility	21.67%	21.67%
Risk-free interest rate	0.60%	1.38%
Expected term	6.50 years	6.50 years
Weighted-average grant date fair value per option granted	$5.64	$7.14
There were no options granted during the three months ended September 30, 2021 or 2020.
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

The following is a summary of the Company’s non-vested restricted stock award activity during the three months ended September 30, 2021:

	Shares		Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-Vested at July 1, 2021	18,050		$34.01
Granted	—		—
Vested	—		—
Forfeited	(420)		33.45
Non-Vested at September 30, 2021	17,630	-0.0094814404432133	$34.02	$44.94
Expected to vest assuming a 0% forfeiture rate over the vesting term	17,630		$34.02	$44.94

The following is a summary of the Company’s non-vested restricted stock award activity during the nine months ended September 30, 2021:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-Vested at January 1, 2021	17,114	$35.03
Granted	10,168	32.46
Vested	(7,762)	33.99
Forfeited	(1,890)	34.93
Non-Vested at September 30, 2021	17,630	$34.02	$44.94
Expected to vest assuming a 0% forfeiture rate over the vesting term	17,630	$34.02	$44.94
As of September 30, 2021, there was $455 thousand of unrecognized compensation cost related to non-vested restricted stock granted under the Plans. The cost is expected to be recognized over the weighted-average vesting period of 2.5 years. The total fair value of shares vested for the nine months ended September 30, 2021 and 2020 was $264 thousand and $236 thousand, respectively.
Employee Stock Ownership Plan
In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company which was paid in full in 2017.  In August 2012, in conjunction with the Company’s conversion to a full stock company from the mutual holding company structure, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company.  The loan is being repaid principally by the Bank through contributions to the ESOP over a period of ten years. The interest rate on the loan is fixed at 2.25% per annum. As of September 30, 2021, the remaining balance of the ESOP loan was $126 thousand.
Neither the loan balance nor the related interest expense is reflected on the condensed consolidated financial statements.
At September 30, 2021, the ESOP held and is committed to release 11,340 shares of the Company’s common stock to participants during 2021. The fair value of the 147,766 shares held by the ESOP trust was $6.8 million at September 30, 2021. ESOP compensation expense included in salaries and benefits was $180 thousand and $530 thousand for the three and nine months ended September 30, 2021, respectively, and $126 thousand and $474 thousand for the three and nine months ended September 30, 2020, respectively.

Note 11 – Leases
We have operating leases for branch locations, a loan production office, our corporate office and in the past, for certain equipment. The lease term for our leases begins on the date we become legally obligated for the rent payments or we take possession of the building, whichever is earlier. Generally, our real estate leases have initial terms of three to ten years and typically include one renewal option. Our leases have remaining lease terms of less than one year to eight years. The operating leases generally contain renewal options and require us to pay property taxes and operating expenses for the properties.
The following table presents the lease right-of-use assets and lease liabilities recorded on the condensed consolidated balance sheet at the dates indicated (in thousands):

	September 30, 2021	December 31, 2020
Operating lease right-of-use assets	$6,033	$6,722
Operating lease liabilities	$6,462	$7,134
The following table presents the components of lease expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense
Office leases	$272	$268	$817	$882
Equipment leases	—	5	—	15
Sublease income	(3)	(3)	(9)	(9)
Net lease expense	$269	$270	$808	$888
The following table presents the maturity of lease liabilities at the date indicated:

September 30, 2021
Remainder of 2021	$263
2022	1,016
2023	989
2024	968
2025	885
Thereafter	3,012
Total lease payments	7,133
Less: Present value discount	671
Present value of lease liabilities	$6,462
Lease term and discount rate by lease type consist of the following at the dates indicated:

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term:
Office leases	7.24 years	7.89 years
Equipment leases	0.00 years	1.42 years
Weighted-average discount rate (annualized):
Office leases	2.66%	2.66%
Equipment leases	—%	1.62%

Supplemental cash flow information related to leases was as follows for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows
Office leases	$263	$257	$779	$839
Equipment leases	$—	$5	$—	$15

Note 12 – Subsequent Events
On October 26, 2021, the Board of Directors of the Company declared a quarterly cash dividend of $0.17 per common share, payable on November 24, 2021 to stockholders of record at the close of business on November 10, 2021.
On October 26, 2021, the Company’s Board of Directors adopted a new stock repurchase program. Under this new repurchase program, the Company may repurchase its outstanding shares in the open market in an amount up to $2.0 million, based on prevailing market prices, or in privately negotiated transactions, over a period beginning on October 29, 2021, continuing until the earlier of the completion of the repurchase or the next six months, depending upon market conditions.

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
Sound Community Bank’s deposits are insured up to applicable limits by the FDIC. At September 30, 2021, Sound Financial Bancorp, on a consolidated basis, had assets of $928.1 million, net loans held-for-portfolio of $661.2 million, deposits of $807.7 million and stockholders’ equity of $91.9 million. The shares of Sound Financial Bancorp are traded on NASDAQ Capital Market under the symbol “SFBC.”  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121.
Our principal business consists of attracting retail and commercial deposits from the general public and investing those funds, in loans secured by first and second mortgages on one-to-four family residences (including home equity loans and lines of credit), commercial and multifamily real estate, construction and land, consumer and commercial business loans. Our commercial business loans include unsecured lines of credit and secured term loans and lines of credit secured by inventory, equipment and accounts receivable. We also offer a variety of secured and unsecured consumer loan products, including manufactured home loans, floating home loans, automobile loans, boat loans and recreational vehicle loans. As part of our business, we focus on residential mortgage loan originations, a significant portion of which we sell to Fannie Mae and other correspondents and the remainder of which we retain for our loan portfolio consistent with our asset/liability objectives. We sell loans which conform to the underwriting standards of Fannie Mae (“conforming”) in which we retain the servicing of the loan in order to maintain the direct customer relationship and to generate noninterest income. Residential loans which do not conform to the underwriting standards of Fannie Mae (“non-conforming”), are held in our loan portfolio. We originate and retain a significant amount of commercial real estate loans, including those secured by owner-occupied and nonowner-occupied commercial real estate, multifamily property, mobile home parks and construction and land development loans.
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
As of September 30, 2021, we had received SBA forgiveness for 899 PPP loans totaling $74.7 million out of the $76.4 million in PPP loans funded during the first PPP. During the nine months ended September 30, 2021, we began accepting and processing loan applications under the second PPP enacted in December 2020. As of September 30, 2021, we had funded 599 PPP loans totaling $42.8 million and had received SBA forgiveness for 550 PPP loans totaling $32.7 million under the second PPP. We had 66 PPP loans outstanding totaling $11.8 million as of September 30, 2021.
The following table summarizes our PPP participation as of September 30, 2021 (dollars in thousands):

	Funded			At September 30, 2021
	Total	Number of Loans	Average Loan Amount	Outstanding	Number of Loans
First PPP	$76,384	916	$83,389	$1,674	17
Second PPP	42,787	599	71,431	10,115	49
Total PPP loans	$119,171	1,515	$78,661	$11,789	66
During the three and nine months ended September 30, 2021, we recorded in interest income SBA processing fees of $1.0 million and $2.5 million, respectively, and $473 thousand and $521 thousand for the three and nine months ended September 30, 2020. In addition, interest income earned on PPP loans totaled $46 thousand and $323 thousand for the three and nine months ended September 30, 2021 and $49 thousand and $318 thousand for the three and nine months ended September 30, 2020.
Loan Modifications. We are continuing to provide payment relief for both consumer and business clients, most of which relief involves interest only or payment deferrals that range from 90 to 180 days. Deferred loans are re-evaluated at the end of the deferral period and will either return to the original loan terms or be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. All of these loan modifications have been made in response to the COVID-19 pandemic.
The following table summarizes our loans under payment relief related to COVID-19 as of September 30, 2021 (dollars in thousands):

	Second Request		Third Request		Fourth Request		Total
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
Residential loans (1)	1	$67	2	$189	3	$677	6	$933
(1)Entered into a forbearance agreement with a weighted-average loan-to-value of 75%, 37% and 72% for loans under their second, third or fourth request, respectively. The weighted-average loan-to-values are based on appraisals obtained at the time of loan origination and the current loan amount.
Of the six total loans presented above, five of these loans, or $777 thousand of the $933 thousand, are not classified as troubled debt restructurings (“TDRs”) pursuant to applicable accounting and regulatory guidance until the earlier of 60 days after the national emergency termination date or January 1, 2022. We believe the steps we are taking are necessary to effectively manage our portfolio and assist our clients through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic.

Support for Clients, Employees and Community during Pandemic. We remain focused on keeping our employees safe and the Bank running effectively to serve its clients. The Bank is managing branch access and occupancy levels in relation to cases and close contact scenarios, following governmental restrictions and considering public health authority guidelines, and encouraging remote work and supporting employees with paid time off. As of September 30, 2021, all of our branch lobbies were open. The Company is aware of the surge in COVID-19 infections arising out of the so-called Delta variant and is prepared to restore other protocols, as may prove to be necessary.
We continue to work closely with our borrowers to evaluate pandemic related challenges. We also continue to support our not-for-profit organizations with volunteering, donations and support of both virtual and live fund raising activities.
Comparison of Financial Condition at September 30, 2021 and December 31, 2020
General.   Total assets increased $66.7 million, or 7.7%, to $928.1 million at September 30, 2021 from $861.4 million at December 31, 2020. The increase was primarily a result of higher balances in loans held-for-portfolio and cash and cash equivalents, partially offset by a decrease in loans held-for-sale.
Cash and Securities.  Cash and cash equivalents increased $12.9 million, or 6.6%, to $206.7 million at September 30, 2021 from $193.8 million at December 31, 2020 primarily due to significant deposit growth due to new PPP relationships and growth of existing client balances. Available-for-sale securities, which consist of municipal bonds and agency mortgage-backed securities decreased $3.2 million, or 30.9%, to $7.1 million at September 30, 2021 from $10.2 million at December 31, 2020 as a result of normal pay downs in investment securities during the nine months ended September 30, 2021 and the call of a municipal bond for $950 thousand during the second quarter of 2021.
Loans.  Loans held-for-portfolio, net, increased $53.9 million, or 8.9%, to $661.2 million at September 30, 2021 from $607.4 million at December 31, 2020, driven by a $63.7 million, or 48.7%, increase in one-to-four family loans, an $18.8 million increase in construction and land loans and an $18.5 million increase in loans for floating homes during 2021, partially offset by a $27.6 million decrease in commercial business loans, resulting from the forgiveness by the SBA of $75.9 million of PPP loans, and a $19.0 million decrease in commercial and multifamily loans during the period.
The following table reflects the changes in the loan mix of our loan portfolio at September 30, 2021, as compared to December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020	Amount Change	Percent Change
One-to-four family	$194,346	$130,657	$63,689	48.7%
Home equity	14,012	16,265	(2,253)	(13.9)
Commercial and multifamily	246,794	265,774	(18,980)	(7.1)
Construction and land	81,576	62,752	18,824	30.0
Manufactured homes	21,459	20,941	518	2.5
Floating homes	58,358	39,868	18,490	46.4
Other consumer	15,732	15,024	708	4.7
Commercial business	36,620	64,217	(27,597)	(43.0)
Deferred loan fees	(1,346)	(2,135)	789	(37.0)
Total loans held-for-portfolio, gross	667,551	613,363	54,188	8.8
Allowance for loan losses	(6,327)	(6,000)	(327)	5.5
Total loans held-for-portfolio, net	$661,224	$607,363	$53,861	8.9%
The increase in one-to-four family loans was driven primarily by the purchase of $24.1 million in jumbo loans during the second quarter of 2021 and the origination of $48.6 million of conforming and non-conforming jumbo loans in our portfolio. The increase in construction and land loans during the period was primarily due to new originations and disbursement of advances on previously originated loans and the increase in loans on floating homes was primarily a result of larger loan sizes, seasonal activity and a small competitive market for these types of loans. The decrease in commercial and multifamily loans was primarily due to increased payoff activity. The decrease in our commercial business loan portfolio was primarily due to SBA loan forgiveness, partially offset by our origination of 599 PPP loans totaling $42.8 million during the nine months ended September 30, 2021. At September 30, 2021, our loan portfolio, net of deferred loan fees, remained well-diversified. Commercial and multifamily real estate loans accounted for 36.9% of total loans, one-to-four family loans, including home equity loans accounted for 31.2% of total loans, commercial business loans accounted for 5.6% of total loans, and consumer loans, consisting of manufactured homes, floating homes, and other consumer loans accounted for 14.3% of total loans at

September 30, 2021. Construction and land loans accounted for 12.2% of total loans at September 30, 2021.

Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of evaluation in accordance with generally accepted accounting principles in the United States. It is our best estimate of probable credit losses inherent in our loan portfolio.

The following table reflects the adjustments in our allowance during the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$6,157	$6,031	$6,000	$5,640
Charge-offs	(8)	(332)	(113)	(649)
Recoveries	3	14	15	72
Net charge-offs	(5)	(318)	(98)	(577)
Provision for loan losses during the period	175	275	425	925
Balance at end of period	$6,327	$5,988	$6,327	$5,988

Ratio of net charge-offs during the period to average loans outstanding during the period	—%	(0.18)%	(0.02)%	(0.12)%

	September 30, 2021	December 31, 2020
Allowance as a percentage of nonperforming loans (end of period)	206.16%	208.04%
Allowance as a percentage of total loans (end of period)	0.95%	0.98%

Our allowance for loan losses increased $327 thousand, or 5.5%, to $6.3 million at September 30, 2021, from $6.0 million at December 31, 2020.
Specific loan loss reserves decreased to $281 thousand at September 30, 2021, compared to $378 thousand at December 31, 2020, while general loan loss reserves decreased to $5.1 million at September 30, 2021, compared to $5.2 million at December 31, 2020 and the unallocated reserve increased to $962 thousand at September 30, 2021, compared to $406 thousand at December 31, 2020. The increase in the unallocated reserve was primarily a result of the increase in the loan portfolio at September 30, 2021, partially offset by a positive adjustment in the qualitative factors applied to real estate related loans as a result of the improvement in economic conditions related to the strong housing market. The $11.8 million balance of PPP loans was omitted from the calculation for the allowance for loan losses at September 30, 2021, as these loans are 100% guaranteed by the SBA and management expects that the majority of the remaining PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reduce the Bank’s loan balance for the amount forgiven. Net charge-offs for the three and nine months ended September 30, 2021 totaled $5 thousand and $98 thousand, respectively, compared to net charge-offs of $318 thousand and $577 thousand for the three and nine months ended September 30, 2020, respectively. At September 30, 2021, the allowance for loan losses as a percentage of total loans and nonperforming loans was 0.95% and 206.16%, respectively, compared to 0.98% and 208.04%, respectively, at December 31, 2020. See “Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020 — Provision for Loan Losses.”
Mortgage Servicing Rights.  The fair value of mortgage servicing rights was $4.2 million at September 30, 2021, an increase of $431 thousand, or 11.4%, from $3.8 million at December 31, 2020. We record mortgage servicing rights on loans sold with servicing retained and upon acquisition of a servicing portfolio. Mortgage servicing rights are carried at fair value. If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.
Nonperforming Assets.  At September 30, 2021, nonperforming assets totaled $3.7 million, or 0.40% of total assets, compared to $3.5 million, or 0.40% of total assets at December 31, 2020.

The table below sets forth the amounts and categories of nonperforming assets at the dates indicated (dollars in thousands):

	Nonperforming Assets
	September 30, 2021	December 31, 2020	Amount Change	Percent Change
Nonaccrual loans	$2,658	$2,710	$(52)	(1.9)%
Nonperforming TDRs	411	174	237	135.9
Total nonperforming loans	3,069	2,884	185	6.4
OREO and repossessed assets	659	594	65	10.9
Total nonperforming assets	$3,728	$3,478	$250	7.2%

Nonperforming loans increased $185 thousand, or 6.4%, to $3.1 million at September 30, 2021 from $2.9 million at December 31, 2020. The percentage of nonperforming loans to total loans was 0.46% at September 30, 2021, compared to 0.47% of total loans at December 31, 2020.
Deposits. Total deposits increased $59.7 million, or 8.0%, to $807.7 million at September 30, 2021 from $748.0 million at December 31, 2020. The increase was due primarily to stimulus funds deposited, developing further relationships with PPP borrowers who were not previously clients, as well as reduced withdrawals reflecting changes in customer spending habits due to the COVID-19 pandemic. We continue our efforts to grow noninterest-bearing deposits, which increased $62.4 million, or 47.1%, to $194.8 million at September 30, 2021, compared to $132.5 million at December 31, 2020. Noninterest-bearing deposits represented 24.1% of total deposits at September 30, 2021, compared to 17.7% at December 31, 2020.
A summary of deposit accounts with the corresponding weighted-average cost of funds at the dates indicated is presented below (dollars in thousands):

	September 30, 2021		December 31, 2020
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$190,284	—%	$129,299	—%
Interest-bearing demand	311,303	0.21	230,492	0.44
Savings	99,747	0.09	83,778	0.27
Money market	82,314	0.22	65,748	0.39
Time deposits	119,441	1.67	235,473	2.40
Escrow (1)	4,564	—	3,191	—
Total deposits	$807,653	0.47%	$747,981	1.06%
(1) Escrow balances shown in noninterest-bearing deposits on the consolidated balance sheets.
Scheduled maturities of time deposits at September 30, 2021, are as follows (in thousands):

Year Ending December 31,	Amount
2021	$21,405
2022	49,085
2023	38,421
2024	3,940
2025	4,800
Thereafter	1,790
$119,441
Savings, demand, and money market accounts have no contractual maturity. Certificates of deposit have maturities of five years or less.
The aggregate amount of time deposits in denominations of more than $250,000 at September 30, 2021 and December 31, 2020, totaled $25.5 million and $79.9 million, respectively. Deposits in excess of $250,000 are not federally insured.

Stockholders’ Equity.   Total stockholders’ equity increased $6.4 million, or 7.5%, to $91.9 million at September 30, 2021, from $85.5 million at December 31, 2020. This increase primarily reflects $7.3 million in net income for the nine months ended September 30, 2021, partially offset by the payment of cash dividends of $1.6 million to common stockholders during the nine months ended September 30, 2021.

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

	Three Months Ended September 30,
	2021			2020
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$652,251	$8,967	5.45%	$693,524	$8,422	4.83%
Investments, cash and cash equivalents	229,802	135	0.23	117,660	86	0.29
Total interest-earning assets (1)	882,053	9,102	4.09	811,184	8,508	4.17
Interest-bearing liabilities:
Savings and money market accounts	179,164	42	0.09	132,271	85	0.26
Demand and NOW accounts	311,273	141	0.18	199,021	242	0.48
Certificate accounts	135,757	434	1.27	239,296	1,411	2.35
Subordinated notes	11,616	168	5.74	1,692	23	5.41
Borrowings	2	—	—	40,527	87	0.85
Total interest-bearing liabilities	637,812	785	0.49%	612,807	1,848	1.20%
Net interest income		$8,317			$6,660
Net interest rate spread			3.61%			2.97%
Net earning assets	$244,241			$198,377
Net interest margin			3.74%			3.27%
Average interest-earning assets to average interest-bearing liabilities		138.29%			132.37%
Total deposits	808,697	617	0.30%	715,231	1,738	0.97%
Total funding(2)	820,315	785	0.38%	757,450	1,848	0.97%
(1) Calculated net of deferred loan fees, loan discounts and loans in process.
(2) Total funding is the sum of average interest-bearing liabilities and average noninterest-bearing deposits. The cost of total funding is calculated as annualized total interest expense divided by average total funding.

	Nine Months Ended September 30,
	2021			2020
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$636,352	$25,152	5.28%	$666,090	$25,463	5.09%
Investments, cash and cash equivalents	236,495	365	0.21	82,799	400	0.64
Total interest-earning assets (1)	872,847	25,517	3.91%	748,889	25,863	4.60
Interest-bearing liabilities:
Savings and money market accounts	167,253	144	0.12	122,545	252	0.27
Demand and NOW accounts	281,933	485	0.23	178,712	688	0.51
Certificate accounts	174,712	2,178	1.67	244,480	4,406	2.40
Subordinated notes	11,606	504	5.81	568	23	5.39
Borrowings	1	—	—	20,244	209	1.38
Total interest-bearing liabilities	635,505	3,311	0.70%	566,549	5,578	1.31%
Net interest income		$22,206			$20,285
Net interest rate spread			3.21%			3.29%
Net earning assets	$237,342			$182,340
Net interest margin			3.40%			3.61%
Average interest-earning assets to average interest-bearing liabilities		137.35%			132.18%
Total deposits	798,384	2,807	0.47%	673,042	5,346	1.06%
Total funding(2)	809,991	3,311	0.55%	693,854	5,578	1.07%
(1) Calculated net of deferred loan fees, loan discounts and loans in process.
(2) Total funding is the sum of average interest-bearing liabilities and average noninterest-bearing deposits. The cost of total funding is calculated as annualized total interest expense divided by average total funding.
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

	Three Months Ended September 30, 2021 vs. 2020			Nine Months Ended September 30, 2021 vs. 2020
	Increase (Decrease) due to		Total Increase (Decrease)	Increase (Decrease) due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans receivable	$(567)	$1,112	$545	$(1,175)	$864	$(311)
Investments, cash and cash equivalents	66	(17)	49	237	(272)	(35)
Total interest-earning assets	(501)	1,095	594	(938)	592	(346)
Interest-bearing liabilities:
Savings and Money Market accounts	11	(54)	(43)	38	(146)	(108)
Demand and NOW accounts	51	(152)	(101)	178	(381)	(203)
Certificate accounts	(331)	(646)	(977)	(870)	(1,358)	(2,228)
Subordinated notes	144	1	145	479	2	481
Borrowings	—	(87)	(87)	—	(209)	(209)
Total interest-bearing liabilities	$(125)	$(938)	$(1,063)	$(175)	$(2,092)	$(2,267)
Change in net interest income			$1,657			$1,921

Comparison of Results of Operation for the Three and Nine Months Ended September 30, 2021 and 2020

General.
Q3 2021 vs Q3 2020. Net income increased $257 thousand, or 11.0%, to $2.6 million, or $0.98 per diluted common share, for the three months ended September 30, 2021, compared to $2.3 million, or $0.90 per diluted common share, for the three months ended September 30, 2020. The increase in net income was primarily the result of higher interest income, lower interest expense paid on deposits and a lower provision for loan losses, partially offset by a decrease in noninterest income, higher interest expense paid on subordinated notes, and an increase in noninterest expense.
YTD 2021 vs. YTD 2020. Net income increased $1.9 million, or 34.0%, to $7.3 million, or $2.76 per diluted common share, for the nine months ended September 30, 2021, compared to $5.4 million, or $2.09 per diluted common share, for the nine months ended September 30, 2020. The increase was primarily a result of a $2.3 million decrease in interest expense, an increase in noninterest income of $1.5 million and a $500 thousand decrease in the provision for loan losses for the nine months ended September 30, 2021, partially offset by a $1.6 million increase in noninterest expense.

Interest Income

Q3 2021 vs Q3 2020. Interest income increased $594 thousand, or 7.0%, to $9.1 million for the three months ended September 30, 2021, from $8.5 million for the three months ended September 30, 2020, primarily due to a 62 basis point increase in the average loan yield, partially offset by lower average loan balances. Interest income on loans increased $545 thousand, or 6.5%, to $9.0 million for the three months ended September 30, 2021, compared to $8.4 million for the three months ended September 30, 2020. The average balance of total loans was $652.3 million for the three months ended September 30, 2021, compared to $693.5 million for the three months ended September 30, 2020 resulting primarily from the decline in commercial and multifamily loans and commercial business loans. The average yield on total loans was 5.45% for three months ended September 30, 2021, compared to 4.83% for the three months ended September 30, 2020. The average yield on loans increased primarily due to the recognition of net deferred fees from SBA’s forgiveness of PPP loans during the period, partially offset by adjustable rate loans resetting downward. For the three months ended September 30, 2021, the average balance of PPP loans was $19.0 million and the average yield on PPP loans was 22.37%, including the recognition of the net deferred fees, with a positive impact on loan yield of 51 basis points. For the three months ended September 30, 2020, the average balance of PPP loans was $74.3 million and the average yield on PPP loans was 2.80%, including the recognition of deferred fees, with a negative impact on loan yield of 24 basis points. Interest income included $1.1 million in fees earned related to PPP loans in the three months ended September 30, 2021, compared to $522 thousand in the same period a year ago. At September 30, 2021, PPP deferred loan origination fees of $300 thousand remain to be accreted into interest income during the remaining life of the loans. The impact of PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met, but is expected to cease completely after the two- or five-year maturity of the loans.
Interest income on the investment portfolio and cash and cash equivalents increased $49 thousand, or 57.0%, to $135 thousand for the three months ended September 30, 2021, compared to $86 thousand for the three months ended September 30, 2020. The increase in the interest income on investment securities and cash and cash equivalents was due to significantly higher average balances, partially offset by lower average yields. The average balance on investments and cash and cash equivalents was $229.8 million for the three months ended September 30, 2021, compared to $117.7 million for the three months ended September 30, 2020. The substantial increase was due to higher average cash balances primarily due to the increase in deposit balances related to new and existing clients increasing their deposit balances. This excess liquidity negatively impacted the average yield on investments and cash and cash equivalents, which decreased to 0.23% for the three months ended September 30, 2021, compared to 0.29% for the three months ended September 30, 2020.
YTD 2021 vs. YTD 2020. Interest income decreased $346 thousand, or 1.3%, to $25.5 million for the nine months ended September 30, 2021, from $25.9 million for the nine months ended September 30, 2020. The decrease was primarily due to a 69 basis point decline in average yield on interest-earning assets. Interest income on loans decreased $311 thousand, or 1.2%, to $25.2 million for the nine months ended September 30, 2021, compared to $25.5 million for the nine months ended September 30, 2020, driven by lower average total loans resulting primarily from the decline in commercial and multifamily loans and commercial business loans, partially offset a 19 basis points increase in the average yield on loans. The average balance of total loans was $636.4 million for the nine months ended September 30, 2021, compared to $666.1 million for the nine months ended September 30, 2020. The average yield on total loans was 5.28% for the nine months ended September 30, 2021, compared to 5.09% for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, the average balance of PPP loans was $44.2 million and the average yield on PPP loans was 8.55%, including the recognition of the net deferred fees, with a positive impact on average loan yield of 24 basis points. For the nine months ended September 30, 2020, the average balance of PPP loans was $42.4 million and the average yield on PPP loans was 2.64%, including the recognition of deferred fees, with a negative impact on average loan yield of 17 basis points. Interest income included $2.8 million in fees earned related to PPP loans in the nine months ended September 30, 2021, compared to $840 thousand in the same period a year ago.
Interest income on the investment portfolio and cash and cash equivalents decreased $35 thousand, or 8.8%, to $365 thousand for the nine months ended September 30, 2021, compared to $400 thousand for the nine months ended September 30, 2020. The decrease in the interest income on investment securities and cash and cash equivalents was due to lower average yields, partially offset by higher average balances. The average yield on investments and cash and cash equivalents was 0.21% for the nine months ended September 30, 2021, compared to 0.64% for the nine months ended September 30, 2020, primarily due to the substantial increase in cash and cash equivalents earning a nominal yield.

Interest Expense
Q3 2021 vs Q3 2020. Interest expense decreased $1.1 million, or 57.5%, to $785 thousand for the three months ended September 30, 2021, from $1.8 million for the three months ended September 30, 2020, primarily as a result of declining deposit costs, a higher percentage of noninterest bearing deposits to total deposits and repayment of FHLB advances, partially offset by the interest expense on subordinated notes issued in the third quarter of 2020.
Interest expense on deposits decreased $1.1 million, or 64.5%, to $617 thousand for the three months ended September 30, 2021, compared to $1.7 million for the same period a year ago. The decrease was primarily the result of a decline in the average cost of deposits reflecting reduced rates paid on all deposits and a $103.5 million or 43.3% decline in the average balance of higher cost certificate accounts. In addition, deposit costs were favorably impacted by a $37.9 million increase in average noninterest bearing deposits to $182.5 million for the three months ended September 30, 2021, compared to $144.6 million for the same period last year. The average cost of total deposits decreased 67 basis points to 0.30% for the quarter ended September 30, 2021, from 0.97% for the quarter ended September 30, 2020.
Interest expense on borrowings and subordinated notes increased $58 thousand, or 52.7%, to $168 thousand for the three months ended September 30, 2021, comprised solely of interest expense on our subordinated notes, compared to $110 thousand for the three months ended September 30, 2020, comprised primarily of interest expense on our FHLB advances. Average borrowings and subordinated notes decreased $30.6 million, to $11.6 million at September 30, 2021, consisting solely of subordinated notes, from $42.2 million at September 30, 2020, which consisted primarily of FHLB advances. The average cost of subordinated notes was 5.74% for the three months ended September 30, 2021, and the average cost of the subordinated notes and FHLB advances was 1.04% for the three months ended September 30, 2020.

YTD 2021 vs. YTD 2020. Interest expense decreased $2.3 million, or 40.6%, to $3.3 million for the nine months ended September 30, 2021, from $5.6 million for the nine months ended September 30, 2020, primarily as a result of declining deposit costs and a higher percentage of noninterest bearing deposits to total deposits.
Interest expense on deposits decreased $2.5 million, or 47.5%, to $2.8 million for the nine months ended September 30, 2021, compared to $5.3 million for the same period a year ago. The decrease was primarily the result of a decline in the average cost of deposits reflecting reduced market rates paid on deposits. The average cost of total deposits decreased 59 basis points to 0.47% for the nine months ended September 30, 2021, from 1.06% for the nine months ended September 30, 2020.
Interest expense on borrowings and subordinated notes increased $272 thousand, or 117.2%, to $504 thousand for the nine months ended September 30, 2021, comprised solely of interest expense on our subordinated notes, compared to $232 thousand for the nine months ended September 30, 2020, which was related primarily to FHLB advances. Average borrowings and subordinated notes decreased $9.2 million, to $11.6 million at September 30, 2021, consisting solely of subordinated notes, from $20.8 million at September 30, 2020, which consisted primarily of FHLB advances. The average cost of the subordinated notes and FHLB advances was 5.81% for the nine months ended September 30, 2021, compared to 1.48% for the nine months ended September 30, 2020.

Net Interest Income.
Q3 2021 vs Q3 2020. Net interest income increased $1.7 million, or 24.9%, to $8.3 million for the three months ended September 30, 2021, from $6.7 million for the three months ended September 30, 2020. Our net interest margin was 3.74% and 3.27% for the three months ended September 30, 2021 and 2020, respectively. The increase in net interest income primarily resulted from the decline in the average rate paid on deposits and higher interest income. The increase in net interest margin was primarily due to decline in rates paid on interest-bearing liabilities following decreases in the short-term market rates in the second quarter of 2020 exceeding the decline in yields earned on interest-earning assets. During the third quarter of 2021, the average yield earned on PPP loans, including the recognition of the net deferred fees for PPP loans repaid and forgiven by the SBA, resulted in a positive impact to the net interest margin of 41 basis points, compared to a negative impact of five basis points from our origination of low yielding PPP loans during the quarter ended September 30, 2020.

YTD 2021 vs. YTD 2020. Net interest income increased $1.9 million, or 9.5%, to $22.2 million for the nine months ended September 30, 2021, from $20.3 million for the nine months ended September 30, 2020. Our net interest margin was 3.40% and 3.61% for the nine months ended September 30, 2021, respectively. The increase in net interest income primarily resulted from the decline in the average rate paid on deposits, partially offset by a decline in the average loan balance. The decrease in net interest margin was primarily due to yields earned on interest-earning assets declining at a faster rate than interest rates paid on interest-bearing liabilities as changes in the average rate paid on interest-bearing deposits tend to lag changes in market interest rate. During the nine months ended September 30, 2021, the average yield earned on PPP loans, including the recognition of the net deferred fees for PPP loans repaid and forgiven by the SBA, resulted in a positive impact to the net interest margin of 27 basis points, compared to a negative impact of six basis points from our origination of low yielding PPP loans during the same period in 2020.

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
A provision for loan losses of $175 thousand and $425 thousand was recorded for the three and nine months ended September 30, 2021, as compared to $275 thousand and $925 thousand for the three and nine months ended September 30, 2020, respectively. The decrease in the provision for loan losses in the current quarter and nine-month period compared to the comparable periods in 2020 was primarily due to a decrease in the average balance of loans held-for-portfolio between the periods, a positive adjustment to the qualitative factors applied to real estate related loans as a result of improvement in economic conditions related to the strong housing market, and to a lesser extent a $247 thousand decrease in non-performing loans from September 30, 2020. Our allowance for loan losses as of September 30, 2021, not only reflects probable and inherent credit losses based upon the economic conditions that existed as of September 30, 2021, but also reflects the inherent economic improvements in our markets as initial COVID-19 restrictions implemented in the second quarter of last year have been lifted. Net charge-offs for the three and nine months ended September 30, 2021 totaled $5 thousand and $98 thousand, respectively, compared to net charge-offs of $318 thousand and $577 thousand for the three and nine months ended September 30, 2020, respectively.
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
Noninterest Income.  Noninterest income decreased $637 thousand, or 30.8%, to $1.4 million for the three months ended September 30, 2021, as compared to $2.1 million for the three months ended September 30, 2020, as reflected below (dollars in thousands):

	Three Months Ended September 30,		Amount Change	Percent Change
	2021	2020
Service charges and fee income	$556	$510	$46	9.0%
Earnings on cash surrender value of BOLI	104	102	2	2.0
Mortgage servicing income	328	260	68	26.2
Fair value adjustment on mortgage servicing rights	(125)	(623)	498	(79.9)
Net gain on sale of loans	568	1,819	(1,251)	(68.8)
Total noninterest income	$1,431	$2,068	$(637)	(30.8)%
The decrease in noninterest income during the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to the decrease in our net gain on sale of loans, partially offset by a $498 thousand improvement in the fair value adjustment on mortgage servicing rights and increases in both our mortgage servicing income of $68 thousand and service charges and fee income of $46 thousand. As a result of refinance activity slowing over the past six months, our residential loans originated for sale decreased. Loans sold during the quarter ended September 30, 2021, totaled $20.3 million, compared to $89.5 million during the quarter ended September 30, 2020. The improvement in the fair value adjustment on mortgage servicing rights resulted from loan prepayment speeds slowing during the quarter as mortgage interest rates moved slightly higher. The increase in the service charges and fee income primarily resulted from an increase in the number of checking accounts and an increase in debit card interchange fees.
Noninterest income increased $1.5 million, or 34.2%, to $5.8 million for the nine months ended September 30, 2021, as compared to $4.4 million for the nine months ended September 30, 2020, as reflected below (dollars in thousands):

	Nine Months Ended September 30,		Amount Change	Percent Change
	2021	2020
Service charges and fee income	$1,615	$1,433	$182	12.7%
Earnings on cash surrender value of BOLI	281	207	74	35.7
Mortgage servicing income	961	739	222	30.0
Fair value adjustment on mortgage servicing rights	(694)	(1,423)	729	(51.2)
Net gain on sale of loans	3,683	3,399	284	8.4
Total noninterest income	$5,846	$4,355	$1,491	34.2%
The increase in noninterest income during the nine months ended September 30, 2021, compared to the same period in 2020 was primarily due to improvement in the fair value adjustment on mortgage servicing rights, and increases in both gain on sale of loans and in mortgage servicing income. Net gain on sale of loans increased due to higher margins on our sales offsetting the decrease in sales volume. Loans sold during the nine months ended September 30, 2021, totaled $128.3 million, compared to $176.0 million during the nine months ended September 30, 2020. Mortgage servicing income was higher as a result of our mortgage servicing portfolio increasing to $514.0 million at September 30, 2021 compared to $444.3 million at September 30, 2020.

Noninterest Expense.  Noninterest expense increased $788 thousand, or 14.2%, to $6.3 million during the three months ended September 30, 2021, compared to $5.5 million during the three months ended September 30, 2020, as reflected below (dollars in thousands):

	Three Months Ended September 30,		Amount Change	Percent Change
	2021	2020
Salaries and benefits	$3,512	$2,880	$632	21.9%
Operations	1,466	1,390	76	5.5
Regulatory assessments	91	111	(20)	(18.0)
Occupancy	441	442	(1)	(0.2)
Data processing	808	707	101	14.3
Total noninterest expense	$6,318	$5,530	$788	14.2%

The increase in noninterest expense during the three months ended September 30, 2021 compared to the same period in 2020 was due to an increase in salaries and benefits of $632 thousand primarily due to higher wages and incentive compensation and lower deferred compensation, partially offset by a decrease in commission expense related to a decline in mortgage activity in third quarter of 2021 as compared to the same period in 2020. Data processing expense also increased $101 thousand due to technology investments.
Noninterest expense increased $1.6 million, or 9.4%, to $18.5 million during the nine months ended September 30, 2021, compared to $16.9 million during the nine months ended September 30, 2020, as reflected below (dollars in thousands):

	Nine Months Ended September 30,		Amount Change	Percent Change
	2021	2020
Salaries and benefits	$10,470	$8,933	$1,537	17.2%
Operations	4,033	4,109	(76)	(1.8)
Regulatory assessments	283	480	(197)	(41.0)
Occupancy	1,298	1,437	(139)	(9.7)
Data processing	2,400	1,923	477	24.8
Net gain on OREO and repossessed assets	(16)	—	(16)	(100.0)
Total noninterest expense	$18,468	$16,882	$1,586	9.4%
The increase in noninterest expense during the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to increases of $1.5 million in salaries and benefits and $477 thousand in data processing expense, partially offset by a $76 thousand decrease in operations expense, a $197 thousand decrease in regulatory assessments and a $139 thousand decrease in occupancy expense. Salaries and benefits increased primarily due to discretionary bonuses paid for added efforts associated with the Company's COVID-19 response, higher wages, lower deferred compensation and higher medical expenses during 2021 as compared to 2020. Data processing expense increased due to technology investments and variable costs associated with increased loan originations. Operations expense decreased primarily due to lower loan expenses and office operations, and regulatory assessments decreased as the nine months ended September 30, 2020 included regulatory examination costs. Occupancy expense decreased due to the closure of one branch location in June 2020.
The efficiency ratio for the quarter ended September 30, 2021 was 64.81%, compared to 63.36% for the quarter ended September 30, 2020, and was 65.83% for the nine months ended September 30, 2021, compared to 68.51% for the nine months ended September 30, 2020. The weakening in the efficiency ratio for the current quarter compared to the same period in the prior year is primarily due to higher noninterest expense, partially offset by slightly higher revenues. The improvement in the efficiency ratio for the nine months ended September 30, 2021 was primarily due to higher revenues, partially offset by higher noninterest expense.

Income Tax Expense.  We incurred income tax expense of $663 thousand and $1.9 million for the three and nine months ended September 30, 2021, respectively, as compared $588 thousand and $1.4 million for the same periods in 2020. The effective tax rates for the three and nine months ended September 30, 2021 were 20.37% and 20.36%, respectively. The effective tax rates for the three and nine months ended September 30, 2020 were 20.12% and 20.34%, respectively.

Liquidity and Capital Resources
The Management Discussion and Analysis in Item 7 of the Company’s 2020 Form 10-K contains an overview of Sound Financial Bancorp’s and the Bank’s liquidity management, sources of liquidity and cash flows. This discussion updates that disclosure for the nine months ended September 30, 2021.
The Bank’s primary sources of funds are deposits, principal and interest payments on loans and borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank’s primary investing activity is loan originations. The Bank maintains liquidity levels it believes to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  At September 30, 2021, the Bank had $213.8 million in cash and investment securities available-for-sale and $3.9 million in loans held-for-sale generally available for its cash needs.  Also, at September 30, 2021, the Bank had the ability to borrow an additional $121.6 million in FHLB advances based on existing collateral pledged, and could access $22.6 million through the Federal Reserve’s Discount Window. At September 30, 2021, we also had available a total of $20.0 million in credit facilities with other financial institutions, with no balance outstanding. The Bank uses these sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals and loan commitments. At September 30, 2021, outstanding loan commitments totaled $84.5 million, including unused lines and letters of credit of $34.5 million and undisbursed construction and land loans of $43.1 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2021, totaled $57.8 million.
Cash and cash equivalents increased $12.9 million to $206.7 million as of September 30, 2021, from $193.8 million as of December 31, 2020. Net cash provided by operating activities was $12.0 million for the nine months ended September 30, 2021. Net cash used in investing activities totaled $57.6 million during the nine months ended September 30, 2021 and consisted primarily of increases in loans and the purchase of BOLI, partially offset by principal payments on and maturities of investment securities. The $58.4 million of net cash provided by financing activities during the nine months ended September 30, 2021 primarily was the result of a $59.7 million net increase in deposits, partially offset by the payment of $1.6 million of dividends on our common stock.
At September 30, 2021, the Company, on an unconsolidated basis, had $4.6 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs. The Company’s principal source of liquidity is dividends and ESOP loan repayments from the Bank. The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company. As long as the Bank remains well capitalized after each capital distribution (as evidenced by maintaining a Community Bank Leverage Ratio ("CBLR") greater than the required percentage), as discussed below, and operates in a safe and sound manner, it is management's belief that its banking regulators will continue to allow the Bank to distribute its earnings to the Company, although no assurance can be given in this regard.
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.
A summary of our off-balance sheet loan commitments at September 30, 2021, is as follows (in thousands):

September 30, 2021
Commitments to make loans	$6,774
Unfunded construction commitments	43,081
Unused lines of credit	34,467
Irrevocable letters of credit	150
Total loan commitments	$84,472

Regulatory Capital
Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action (“PCA”). Qualifying institutions that elect to use the CBLR framework, such as the Bank and the Company, that maintain the required minimum leverage ratio will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies’ PCA framework. As of September 30, 2021, the Bank and Company’s CBLR was 10.56% and 9.80%, respectively, which exceeded the minimum requirements. See "Part I, Item 1. Business – Regulation of Sound Community Bank – Capital Rules " in the Company's 2020 Form 10-K for additional information related to regulatory capital.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company provided information about market risk in Item 7A of its 2020 Form 10-K.  There have been no material changes in our market risk since our 2020 Form 10-K.
Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”), as of September 30, 2021, was carried out under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, and several other members of the Company’s senior management. The Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Company’s principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
(b)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2    Unregistered Sales of Equity Securities and use of Proceeds
(a)    Not applicable.
(b)Not applicable.
(c)On April 28, 2021, the Company announced that its Board of Directors authorized a stock repurchase program. Under this repurchase program, the Company could repurchase its outstanding shares in the open market in an amount up to $2.0 million, based on prevailing market prices, or in privately negotiated transactions, over a period beginning on April 29, 2021, and expiring on October 28, 2021. The Company purchased $30 thousand of its shares under this program. On October 26, 2021, the Company’s Board of Directors adopted a new stock repurchase program. Under this new repurchase program, the Company may repurchase its outstanding shares in the open market in an amount up to $2.0 million, based on prevailing market prices, or in privately negotiated transactions, over a period beginning on October 29, 2021, continuing until the earlier of the completion of the repurchase or the next six months, depending upon market conditions. The Company’s Board of Directors also authorized management to enter into a trading plan with a registered broker-dealer in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate repurchases of its common stock pursuant to the above-mentioned stock repurchase program.

The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended September 30, 2021:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
July 1, 2021 - July 31, 2021	—	$—	—	$1,970,289
August 1, 2021 - August 31, 2021	100	$45.25	—	1,970,289
September 1, 2021 - September 30, 2021	—	$—	—	1,970,289
Total	100	$45.25	—	$1,970,289
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

Item 3    Defaults Upon Senior Securities
Nothing to report.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information
Nothing to report.

Item 6.    Exhibits

Exhibits:
3.1	Articles of Incorporation of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on March 27, 2012 (File No. 333-180385))
3.2	Amended and Restated Bylaws of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on October 26, 2021 (File No. 001-35633))
4.1	Form of Common Stock Certificate of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on March 27, 2012 (File No. 333-180385))
4.2	Description of capital stock (incorporated herein by reference to the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-35633))
4.3	Forms of 5.25% Fixed-to-Floating Rate Subordinated Note due October 1, 2030 (included as Exhibit A to the Subordinate Note Purchase Agreement included in Exhibit 10.16) (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on September 21, 2020 (File No. 001-35633)).
10.1	Amended and Restated Employment Agreement dated January 25, 2019, by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 30, 2019 (File No. 001-35633))
10.2	Amended and Restated Supplemental Executive Retirement Agreement by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 27, 2015 (File No. 001-35633))
10.3	Amended and Restated Long Term Compensation Agreement by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 27, 2015 (File No. 001-35633))
10.4	Amended and Restated Confidentiality, Non-Competition and Non-Solicitation Agreement by and between
Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on
Form 8-K filed with the SEC on December 16, 2019 (File No. 001-35633))
10.5	2008 Equity Incentive Plan (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 2009 (File No. 000-52889))
10.6
Forms of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock Agreements under the 2008 Equity Incentive Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 29, 2009 (File No. 000-52889))

10.7	Summary of Annual Bonus Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on February 3, 2020 (File No. 000-35633))
10.8	2013 Equity Incentive Plan (included as Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q/A
for the quarter ended September 30, 2013 and incorporated herein by reference (File No. 001-35633))
10.9	Form of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock
Agreement under the 2013 Equity Incentive Plan (included as Exhibit 10.14 to the Registrant's Quarterly
Report on Form 10-Q/A for the quarter ended September 30, 2013 and incorporated herein by reference (File
No. 001-35633))
10.10	Form of Adoption Agreement for the Sound Community Bank Nonqualified Deferred Compensation Plan (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 30, 2021 (File No. (001-35633))
10.11	The Sound Community Bank Nonqualified Deferred Compensation Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on March 24, 2017 (File No. 001-35633))
10.12	Change of Control Agreement dated October 25, 2018, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Heidi Sexton (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on October 26, 2018 (File No. (001-35633))
10.13	Credit Union of the Pacific Incentive Compensation Achievement Plan, dated January 1, 1994 (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 14, 2019 (File No. (001-35633))
10.14	Form of Subordinated Note Purchase Agreement, dated September 18, 2020, by and among Sound Financial Bancorp, Inc. and the Purchasers (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on September 21, 2020 (File No. 001-35633)).
10.15	Change in Control Agreement dated August 25, 2021 by and among Sound Financial Bancorp, Inc., Sound Community Bank and Wes Ochs (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on August 31, 2021 (File No. 001-35633)).
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification
101
The following financial statements from the Sound Financial Bancorp, Inc. Quarterly Report on Form 10-Q for the three months ended September 30, 2021, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of equity (v) condensed consolidated statements of cash flows and (vi) the notes to condensed consolidated financial statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: November 8, 2021	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President/Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wes Ochs
Wes Ochs
Executive Vice President/Chief Strategy Officer and Chief Financial Officer
(Principal Financial Officer)