Form 10-K
period 2021-12-31
Sound Financial Bancorp, Inc.
filed 2022-03-15
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $72.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of March 10, 2022, there were 2,623,466 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K – Portions of the Registrant's Proxy Statement for its 2022 Annual Meeting of Stockholders. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SOUND FINANCIAL BANCORP, INC.
FORM 10-K

PART I

Item 1.    Business
Special Note Regarding Forward-Looking Statements
Certain matters discussed in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact but are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions, or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:
•potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company's business operations or financial markets, generally, resulting from the ongoing novel coronavirus disease 2019 (“COVID-19”) and any governmental or societal responses thereto;
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
•the future of the London Interbank Offered Rate (“LIBOR”), and the transition away from LIBOR toward new interest-rate benchmarks;
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
•the possibility of other-than-temporary impairments of securities held in our securities portfolio; and
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, and the other risks described from time to time in this Form 10-K and our other filings with the U.S. Securities and Exchange Commission (the "SEC").
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
Sound Community Bank's deposits are insured up to applicable limits by the FDIC. At December 31, 2021, Sound Financial Bancorp had total consolidated assets of $919.7 million, including $686.4 million of loans held for portfolio, deposits of $798.3 million and stockholders' equity of $93.4 million. The shares of Sound Financial Bancorp are traded on The NASDAQ Capital Market under the symbol "SFBC." Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121 and our telephone number is 206-448-0884.
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

Market Area
We serve the Seattle Metropolitan Statistical Area ("MSA"), which includes King County (which includes the city of Seattle), Pierce County and Snohomish County within the Puget Sound region, and also serve Clallam and Jefferson Counties, on the North Olympic Peninsula of Washington. We serve these markets through our headquarters in Seattle, eight branch offices, four of which are located in the Seattle MSA, three that are located in Clallam County and one that is located in Jefferson County. We also have a loan production office located in the Madison Park neighborhood of Seattle. Based on the most recent branch deposit data provided by the FDIC, our share of deposits was approximately 0.14% in King County, approximately 0.45% in Pierce County and in Snohomish County approximately 0.41%. In Clallam County and Jefferson County, we have approximately 16.72% and 7.45%, respectively, of the deposits in those markets. See "—Competition."
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
Economic conditions in our markets, and the U.S. as a whole, were negatively impacted by the restrictions imposed on businesses as a result of the COVID-19 pandemic. Recent trends in housing prices and unemployment rates in our market areas reflect the continuing impact of these restrictions. For the month of December 2021, the preliminary Seattle MSA reported an unemployment rate of 3.5%, compared to the national average of 3.7%, according to the latest available information from the Bureau of Labor Statistics. Home prices in our markets improved over the past year. Based on information from Case-Shiller, the average home price in the Seattle MSA increased 23.9% in 2021.
King County has the largest population of any county in the state of Washington with approximately 2.3 million residents and a median household income of approximately $97 thousand. Based on information from the Northwest Multiple Listing Service ("MLS"), the median home sales price in King County in December 2021 was $750 thousand, a 10.9% increase from December 2020's median home sales price of $676 thousand.
Pierce County has approximately 921,000 residents and a median household income of approximately $80 thousand. Based on information from the MLS, the median home sales price in Pierce County in December 2021 was $500 thousand, a 16% increase from December 2020's median home sales price of $430 thousand.
Snohomish County has approximately 828,000 residents and a median household income of approximately $94 thousand. Based on information from the MLS, the median home sales price in Snohomish County at December 2021 was $650 thousand, an 21% increase from December 2020's median home sales price of $535 thousand.
Clallam County, with a population of approximately 77,000, has a median household income of approximately $55 thousand. The economy of Clallam County is primarily manufacturing and shipping. The Sequim Dungeness Valley continues to be a growing retirement location. Based on information from the MLS, the median home sales price in Clallam County in December 2021 was $413 thousand, an 11% increase from December 2020's median home sales price of $372 thousand.
Jefferson County, with a population of approximately 33,000, has a median household income of approximately $66 thousand. Based on information from the MLS, the average home sales price in Jefferson County in December 2021 was $538 thousand, a 32% increase from December 2020's median home sales price of $406 thousand.

Lending Activities
The following table presents information concerning the composition of our loan portfolio, excluding loans held-for-sale, by the type of loan for the dates indicated (dollars in thousands):

	December 31,
	2021		2020
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family	$207,660	30.2%	$130,657	21.2%
Home equity	13,250	1.9	16,265	2.6
Commercial and multifamily	278,175	40.4	265,774	43.2
Construction and land	63,105	9.2	62,752	10.2
Total real estate loans	562,190	81.7	475,448	77.2
Consumer loans:
Manufactured homes	21,636	3.1	20,941	3.4
Floating homes	59,268	8.7	39,868	6.6
Other consumer	16,748	2.4	15,024	2.4
Total consumer loans	97,652	14.2	75,833	12.4
Commercial business loans	28,026	4.1	64,217	10.4
Total loans	687,868	100.0%	615,498	100.0%
Less:
Premiums	897		—
Deferred fees and discounts	(2,367)		(2,135)
Allowance for loan losses	(6,306)		(6,000)
Total loans, net	$680,092		$607,363

The following table shows the composition of our loan portfolio in dollar amounts and in percentages by fixed and adjustable-rate loans for the dates indicated (dollars in thousands):

	December 31,
	2021		2020
	Amount	Percent	Amount	Percent
Fixed-rate loans:
Real estate loans:
One-to-four family	$140,943	20.5%	$60,869	9.9%
Home equity	4,460	0.6	4,673	0.8
Commercial and multifamily	91,553	13.3	91,885	14.9
Construction and land	18,074	2.6	29,607	4.8
Total real estate loans	255,030	37.1	187,034	30.4
Consumer loans:
Manufactured homes	21,636	3.1	20,941	3.4
Floating homes	53,953	7.8	31,935	5.2
Other consumer	16,444	2.4	14,632	2.4
Total consumer loans	92,033	13.4	67,508	11.0
Commercial business loans	11,891	1.7	49,561	8.1
Total fixed-rate loans	358,954	52.2	304,103	49.4
Adjustable-rate loans:
Real estate loans:
One-to-four family	$66,717	9.7	$69,788	11.3
Home equity	8,790	1.3	11,592	1.9
Commercial and multifamily	186,622	27.1	173,889	28.3
Construction and land	45,031	6.5	33,145	5.4
Total real estate loans	307,160	44.7	288,414	46.9
Consumer loans:
Floating homes	5,315	0.8	7,933	1.3
Other consumer	304	—	392	0.1
Total consumer loans	5,619	0.8	8,325	1.4
Commercial business loans	16,135	2.3	14,656	2.4
Total adjustable-rate loans	328,914	47.8	311,395	50.6
Total loans	687,868	100.0%	615,498	100.0%
Less:
Premiums	897
Deferred fees and discounts	(2,367)		(2,135)
Allowance for loan losses	(6,306)		(6,000)
Total loans, net	680,092		607,363

At December 31, 2021 and 2020, we had floating or variable rate loans totaling $328.9 million and $311.4 million, respectively. At December 31, 2021, a total of $206.5 million have interest rate floors, of which $155.7 million are at their floors.

Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2021, regarding the amount of total loans in our portfolio based on their contractual terms to maturity. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Within One Year	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
	(in thousands)
Real estate loans:
One-to-four family	$4,919	$13,760	$17,744	$171,237	$207,660
Home equity	166	461	4,347	8,276	13,250
Commercial and multifamily	30,523	62,304	164,466	20,882	278,175
Construction and land	25,407	30,215	7,483	—	63,105
Total real estate loans	61,015	106,740	194,040	200,395	562,190
Consumer loans:
Manufactured homes	40	737	14,463	6,396	21,636
Floating homes	—	3,603	16,691	38,974	59,268
Other consumer	211	8,723	2,913	4,901	16,748
Total consumer loans	251	13,063	34,067	50,271	97,652
Commercial business loans	6,821	10,170	11,035	—	28,026
Total	$68,087	$129,973	$239,142	$250,666	$687,868
The following table sets forth the amount of total loans due after at December 31, 2022, with fixed or adjustable interest rates.

	Fixed-Rate	Adjustable-Rate	Total
	(in thousands)
Real estate loans:
One-to-four family	$136,024	$66,717	$202,741
Home equity	4,297	8,787	13,084
Commercial and multifamily	68,285	179,367	247,652
Construction and land	10,210	27,488	37,698
Total real estate loans	218,816	282,359	501,175
Consumer loans:
Manufactured homes	21,596	—	21,596
Floating homes	53,953	5,315	59,268
Other consumer	16,280	257	16,537
Total consumer loans	91,829	5,572	97,401
Commercial business loans	11,792	9,413	21,205
Total	$322,437	$297,344	$619,781

Lending Authority. Our President and Chief Executive Officer ("CEO") may approve unsecured loans up to $1.0 million and all types of secured loans up to 30% of our legal lending limit, or approximately $6.4 million at December 31, 2021. Our Executive Vice President and Chief Credit Officer ("CCO") may approve unsecured loans up to $400,000 and secured loans up to 15% of our legal lending limit, or approximately $3.2 million at December 31, 2021. The Chief Banking Offer may approve unsecured loans up to $50,000 and all types of secured loans up to approximately $1.5 million at December 31, 2021. The Chief Financial/Strategy Officer may approve unsecured loans up to $50,000 and all types of secured loans up to approximately $2.5 million at December 31, 2021. Any loans over the CEO's lending authority or loans significantly outside our general underwriting guidelines must be approved by the Loan Committee of the Board of Directors, consisting of four independent directors, the CEO and the CCO. Lending authority is also granted to certain other lending staff at lower amounts.
Largest Borrowing Relationships. At December 31, 2021, the maximum amount under federal law that we could lend to any one borrower and the borrower's related entities was approximately $21.3 million. Our five largest relationships (including unused commitments) totaled $86.1 million in the aggregate, or 12.5% of our $687.9 million total loan portfolio, at December 31, 2021. At December 31, 2021, the largest lending relationship totaled $19.5 million and consisted of two loans to a business, collateralized by construction and commercial real estate. The second largest relationship totaled $18.0 million and consisted of one $6.0 million loan to a business, collateralized by commercial real estate, three loans totaling $11.8 million to two businesses and one business line of credit for $200 thousand, all collateralized by multifamily real estate property. The third largest relationship totaled $16.3 million and consisted of one construction loan to a business. The fourth largest relationship totaled $16.3 million and consisted of six loans totaling $16.2 million to five businesses, collateralized by a one-to-four family home and construction, and two loans totaling $122 thousand to one business. The fifth top borrowing relationship totaled $16.1 million and consisted of six loans to four businesses and an individual, secured by multifamily real estate and construction. These top five borrowers had unused commitments totaling $42.6 million at December 31, 2021. At December 31, 2021, we had 15 additional lending relationships in excess of $5.0 million totaling $145.3 million. All of the foregoing loans were performing in accordance with their repayment terms at December 31, 2021.
One-to-Four Family Real Estate Lending. One of our primary lending activities is the origination of loans secured by first mortgages on one-to-four family residences, substantially all of which are secured by property located in our geographic lending area. We originate both fixed-rate and adjustable-rate loans. During 2021, our fixed-rate, one-to-four family loan originations decreased $69.4 million, or 23.5%, to $226.1 million compared to $295.5 million in 2020, while one-to-four family adjustable-rate loan originations decreased $8.0 million, or 31.1% to $17.8 million compared to $25.8 million in 2020. Since 2019, we identified demand in the marketplace for one-to-four family, residential fixed-rate mortgage loans, especially jumbo loans (generally loans above the conforming Fannie Mae limits of $548,250 or $776,250, depending on location within our market area). At December 31, 2021, our average loan amount was $702 thousand for adjustable-rate, one-to-four family mortgages.
Most of our loans are underwritten using generally-accepted secondary market underwriting guidelines. A portion of the one-to-four family loans we originate are retained in our portfolio and the remaining loans are sold into the secondary market to Fannie Mae or other private investors. Loans that are sold into the secondary market to Fannie Mae are sold with the servicing retained to maintain the client relationship and to generate noninterest income. We also originate a small portion of government guaranteed and jumbo loans for sale servicing released to certain correspondent purchasers. The sale of mortgage loans provides a source of non-interest income through the gain on sale, reduces our interest-rate risk, provides a stream of servicing income, enhances liquidity and enables us to originate more loans at our current capital level than if we held the loans in our loan portfolio. At December 31, 2021, one-to-four family residential mortgage loans (excluding loans held-for-sale) totaled $207.7 million, or 30.2%, of our gross loan portfolio, of which $140.9 million were fixed-rate loans and $66.7 million were adjustable-rate loans, compared to $130.7 million (excluding loans held-for-sale), or 21.2% of our gross loan portfolio at December 31, 2020, of which $60.9 million were fixed-rate loans and $69.8 million were adjustable-rate loans.
Substantially all of the one-to-four family residential mortgage loans we retain in our portfolio consist of loans that do not satisfy acreage limits, income, credit, conforming loan limits (i.e., jumbo mortgages) or various other requirements imposed by Fannie Mae or private investors. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Fannie Mae credit requirements because of personal and financial reasons (i.e., bankruptcy, length of time employed, etc.), and other aspects, which do not conform to Fannie Mae's guidelines. Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy the needs of borrowers in our market area. As a result, subject to market conditions, we intend to continue to originate these types of loans. We also retain jumbo loans which exceed the conforming loan limits and therefore, are not eligible to be purchased by Fannie Mae. At December 31, 2021, $136.0 million or 65.5% of our one-to-four family loan portfolio consisted of jumbo loans.
We generally underwrite our one-to-four family loans based on the applicant's employment and credit history and the appraised value of the subject property. We generally lend up to 80% of the lesser of the appraised value or purchase price for one-to-four family first mortgage loans and nonowner-occupied first mortgage loans. For first mortgage loans with a loan-to-value ratio in excess of 80%, we may require private mortgage insurance or other credit enhancement to help mitigate credit risk. Properties securing our one-to-four family loans are typically appraised by independent fee appraisers who are selected in accordance with criteria approved by the Loan Committee. For loans that are less than $250 thousand, we may use an automated valuation model, in lieu of an appraisal. We require title insurance policies on all first mortgage real estate loans originated. Homeowners, liability, fire and, if required, flood insurance policies are also required for one-to-four family loans. Our real estate loans generally contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. The average balance of our one-to-four family residential loans was approximately $456 thousand at December 31, 2021.
Fixed-rate loans secured by one-to-four family residences have contractual maturities of up to 30 years. All of these loans are fully amortizing, with payments due monthly. Our portfolio of fixed-rate loans also includes $4.0 million one-to-four family loans with a five-year call option at December 31, 2021.
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
At December 31, 2021, $25.8 million, or 12.4% of our one-to-four family residential portfolio consisted of nonowner-occupied loans, compared to $19.6 million, or 15.0% of our one-to-four family residential portfolio at December 31, 2020. At December 31, 2021, our average nonowner-occupied residential loan had a balance of $460 thousand. Loans secured by rental properties represent potentially higher risk. As a result, we adhere to more stringent underwriting guidelines which may include, but are not limited to, annual financial statements, a budget factoring in a rental income cash flow analysis of the borrower as well as the net operating income of the property, information concerning the borrower’s expertise, credit history and profitability, and the value of the underlying property. In addition, these loans are generally secured by a first mortgage on the underlying collateral property along with an assignment of rents and leases. Of primary concern in nonowner-occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties may depend primarily on the tenants’ continuing ability to pay rent to the property owner, the character of the borrower or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, successful operation and management of nonowner-occupied properties, including property maintenance standards, may affect repayment. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the borrower has multiple rental property loans with us, the loans are typically not cross collateralized.
In 2016, in order to enable individuals to secure the purchase of a new residence before selling their existing residence, we commenced a loan program designed to allow borrowers to access the equity in their current residence to apply towards the purchase of a new residence. The loan or loans to purchase the new residence are generally originated in an amount in excess of $1.0 million and secured by the borrower's existing and/or new residences, with a maximum combined loan-to-value ratio of up to 80%. These loans provide for repayment upon the earlier of the sale of the current residence or the loan maturity date, which is typically up to 12 months. Upon the sale of the borrower's current residence, we may refinance the new residence using our traditional jumbo mortgage loan underwriting guidelines. During 2021, we originated $3.4 million of loans under this program, compared to $7.9 million in 2020. At December 31, 2021, we had $1.5 million of these interest-only residential loans in our one-to-four family residential mortgage loan portfolio.
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

Home Equity Lending. We originate home equity loans that consist of fixed-rate, fully-amortizing loans and variable-rate lines of credit. We typically originate home equity loans in amounts of up to 90% of the value of the collateral, minus any senior liens on the property; however, prior to 2010 we originated home equity loans in amounts of up to 100% of the value of the collateral, minus any senior liens on the property. Home equity lines of credit are typically originated for up to $250,000 with an adjustable rate of interest, based on the one-year Treasury Bill rate or the Wall Street Journal Prime rate, plus a margin. Home equity lines of credit generally have a three-, five- or 12-year draw period, during which time the funds may be paid down and redrawn up to the committed amount. Once the draw period has lapsed, the payment is amortized over either a 12-, 19- or 21-year period based on the loan balance at that time. We charge a $50 annual fee on each home equity line of credit and require monthly interest-only payments on the entire amount drawn during the draw period. At December 31, 2021, home equity loans totaled $13.3 million, or 1.9% of our total loan portfolio, compared to $16.3 million, or 2.6% of our total loan portfolio at December 31, 2020. Adjustable-rate home equity lines of credit at December 31, 2021 totaled $8.8 million, or 1.3% of our total loan portfolio, compared to $11.6 million, or 1.9% of our total loan portfolio at December 31, 2020. At December 31, 2021, unfunded commitments on home equity lines of credit totaled $17.5 million.
Our fixed-rate home equity loans generally have terms of up to 15 years and are fully amortizing. At December 31, 2021, fixed-rate home equity loans totaled $4.5 million, or 0.6% of our gross loan portfolio, compared to $4.7 million, or 0.8% of our total loan portfolio at December 31, 2020.
Commercial and Multifamily Real Estate Lending. We offer a variety of commercial and multifamily real estate loans. Most of these loans are secured by owner-occupied and nonowner-occupied commercial income producing properties, multifamily apartment buildings, warehouses, office buildings, gas station/convenience stores and mobile home parks located in our market area. At December 31, 2021, commercial and multifamily real estate loans totaled $278.2 million, or 40.4% of our total loan portfolio, compared to $265.8 million, or 43.2% of our total loan portfolio at December 31, 2020.
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
Loans secured by commercial and multifamily real estate are generally underwritten based on the net operating income of the property, quality and location of the real estate, the credit history and financial strength of the borrower and the quality of management involved with the property. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt plus an additional coverage requirement. We generally impose a minimum debt service coverage ratio of 1.20 for originated loans secured by income producing commercial properties. If the borrower is other than an individual, we typically require the personal guaranty of the principal owners of the borrowing entity. We also generally require an assignment of rents in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing commercial and multifamily real estate loans are performed by independent state certified licensed fee appraisers. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is required to provide annual financial information. We also from time to time acquire participation interests in commercial and multifamily real estate loans originated by other financial institutions secured by properties located in our market area.
Historically, loans secured by commercial and multifamily properties generally present different credit risks than one-to-four family properties. These loans typically involve larger balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial and multifamily properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. Repayments of loans secured by nonowner-occupied properties depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired. Commercial and multifamily real estate loans also expose a lender to greater credit risk than loans secured by one-to-four family because the collateral securing these loans typically cannot be sold as easily as one-to-four family collateral. In addition, most of our commercial and multifamily real estate loans are not fully amortizing and include balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. The largest single commercial and multifamily real estate loan at December 31, 2021, totaled $12.0 million and was collateralized by a storage facility. At December 31, 2021, this loan was performing in accordance with its repayment terms.

The following table provides information on commercial and multifamily real estate loans by type at December 31, 2021 and 2020 (dollars in thousands):

	December 31,
	2021		2020
	Amount	Percent	Amount	Percent
Multifamily residential	$71,834	25.8%	$89,364	33.6%
Owner-occupied commercial real estate retail	9,636	3.5	4,718	1.8
Owner-occupied commercial real estate office buildings	25,463	9.2	20,118	7.6
Owner-occupied commercial real estate other (1)	16,857	6.1	21,045	7.9
Non-owner occupied commercial real estate retail	8,000	2.9	7,629	2.9
Non-owner occupied commercial real estate office buildings	14,898	5.4	10,981	4.1
Non-owner occupied commercial real estate other (1)	104,606	37.6	78,896	29.7
Warehouses	9,489	3.4	14,683	5.5
Gas station/Convenience store	11,864	4.3	12,481	4.7
Mobile Home Parks	5,528	2.0	5,859	2.2
Total	$278,175	100.0%	$265,774	100.0%
(1)Other commercial real estate loans include schools, churches, storage facilities, restaurants, etc.
Construction and Land Lending. We originate construction loans secured by single-family residences and commercial and multifamily real estate. We also originate land acquisition and development loans, which are secured by raw land or developed lots on which the borrower intends to build a residence. At December 31, 2021, our construction and land loans totaled $63.1 million, or 9.2% of our total loan portfolio, compared to $62.8 million, or 10.2% of our total loan portfolio at December 31, 2020. At December 31, 2021, unfunded construction loan commitments totaled $89.8 million.
Construction loans to individuals and contractors for the construction of personal residences, including speculative residential construction, totaled $11.8 million, or 18.7%, of our construction and land portfolio at December 31, 2021. In addition to custom home construction loans to individuals, we originate loans that are termed "speculative" which are those loans where the builder does not have, at the time of loan origination, a signed contract with a buyer for the home or lot who has a commitment for permanent financing with either us or another lender. At December 31, 2021, construction loans to contractors for homes that were considered speculative totaled $6.4 million, or 10.1%, of our construction and land portfolio. The composition of, and location of underlying collateral securing, our construction and land loan portfolio, excluding loan commitments, at December 31, 2021 was as follows (in thousands):

Total
Commercial and multifamily construction	$40,634
Speculative residential construction	6,377
Land acquisition and development and lot loans	4,011
Residential lot loans	6,673
Residential construction	5,410
Total	$63,105
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
At December 31, 2021, our largest residential construction loan commitment was for $3.3 million, $1.3 million of which had been disbursed. This loan was performing according to its repayment terms at December 31, 2021. The average outstanding residential construction loan balance was approximately $775 thousand at December 31, 2021. Before making a commitment to fund a construction loan, we require an appraisal of the subject property by an independent approved appraiser. During the construction phase, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Loan proceeds are disbursed after inspection based on the percentage of completion method. We also require general liability, builder's risk hazard insurance, title insurance, and flood insurance, for properties located in or to be built in a designated flood hazard area, on all construction loans.
We also originate developed lot and raw land loans to individuals intending to construct a residence in the future on the property. We will generally originate these loans in an amount up to 75% of the lower of the purchase price or appraisal. These lot and land loans are secured by a first lien on the property and have a fixed rate of interest with a maximum amortization of 20 years.
We make land acquisition and development loans to experienced builders or residential lot developers in our market area. The maximum loan-to-value limit applicable to these loans is generally 75% of the appraised market value upon completion of the project. We may not require cash equity from the borrower if there is sufficient equity in the land being used as collateral. Development plans are required prior to making the loan. Our loan officers visit the proposed site of the development and the sites of competing developments. We require that developers maintain adequate insurance coverage. Land acquisition and development loans generally are originated with a loan term up to 24 months, have adjustable rates of interest based on the Wall Street Journal Prime Rate or the three- or five-year rate charged by the Federal Home Loan Bank ("FHLB") of Des Moines and require interest-only payment during the term of the loan. Land acquisition and development loan proceeds are disbursed periodically in increments as construction progresses and as an inspection by our approved inspector warrants. We also require these loans to be paid on an accelerated basis as the lots are sold, so that we are repaid before all the lots are sold. At December 31, 2021, land acquisition and development and lot loans totaled $4.0 million, or 6.4% of our construction and land portfolio.
We also offer commercial and multifamily construction loans. These loans are underwritten as interest only with financing typically up to 24 months under terms similar to our residential construction loans. Commercial and multifamily construction loans are made up to the lesser of a maximum loan-to-value ratio of 100% of cost or 80% of appraised value at completion. Most of our commercial and multifamily construction loans provide for disbursement of loan funds during the construction period and conversion to a permanent loan when the construction is complete and either tenant lease-up provisions or prescribed debt service coverage ratios are met. At December 31, 2021, commercial and multifamily construction loans totaled $40.6 million or 64.4% of our construction and land portfolio, compared to $41.3 million, or 65.8% of our construction and land portfolio at December 31, 2020. The three largest commercial and multifamily construction loans at December 31, 2021 included a $17.5 million loan secured by a commercial self-storage building, a $16.3 million loan secured by a multifamily residential property and a $13.5 million loan secured by a multifamily residential property, all located in King County, Washington. At December 31, 2021, all of these loans were performing in accordance with their repayment terms.
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

Commercial Business Lending. At December 31, 2021, commercial business loans totaled $28.0 million, or 4.1% of our total loan portfolio, compared to $64.2 million, or 10.4% of our total loan portfolio at December 31, 2020. Substantially all of our commercial business loans have been to borrowers in our market area. Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance commercial vehicles and equipment and loans secured by accounts receivable and/or inventory. Our commercial business lending policy includes an analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis. We generally require personal guarantees on both our secured and unsecured commercial business loans. Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage and commercial real estate loans. At December 31, 2021, excluding our Paycheck Protection Program ("PPP") loans, approximately $1.8 million of our commercial business loans were unsecured.
Commercial business loans also include loans originated under the PPP, a specialized low-interest loan program funded by the U.S. Treasury Department and administered by the Small Business Administration ("SBA"). The Bank, as a qualified SBA lender, was authorized to originate PPP loans. PPP loans have an interest rate of 1.0%, a two-year or five-year loan term to maturity, and principal and interest payments deferred until the lender receives the applicable forgiven amount or ten months after the end of the borrower’s loan forgiveness covered period. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and the loan proceeds are used for other qualifying expenses. We originated 1,515 PPP loans totaling $119.2 million during 2021 and 2020. At December 31, 2021, there were 32 PPP loans totaling $4.2 million remaining in our portfolio.
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
Consumer Lending. We offer a variety of secured and unsecured consumer loans, including new and used manufactured homes, floating homes, automobiles, boats and recreational vehicle loans, and loans secured by deposit accounts. We also offer unsecured consumer loans. We originate our consumer loans primarily in our market area. All of our consumer loans are originated on a direct basis. At December 31, 2021, our consumer loans totaled $97.7 million, or 14.2% of our total loan portfolio, compared to $75.8 million, or 12.4% of our total loan portfolio at December 31, 2020.
We typically originate new and used manufactured home loans to borrowers who intend to use the home as a primary residence. The yields on these loans are higher than that on our other residential lending products and the portfolio has performed reasonably well with an acceptable level of risk and loss in exchange for the higher yield. Our weighted-average yield on manufactured home loans at December 31, 2021 was 8.37%, compared to 3.94% for one-to-four family mortgages, excluding loans held-for-sale. At December 31, 2021, these loans totaled $21.6 million, or 22.2% of our consumer loans and 3.1% of our total loan portfolio. For used manufactured homes, loans are generally made up to 90% of the lesser of the appraised value or purchase price up to $150 thousand, with terms typically up to 20 years. On new manufactured homes, loans are generally made up to 90% of the lesser of the appraised value or purchase price up to $150 thousand, with terms typically up to 20 years. We generally charge a 1% fee at origination. We underwrite these loans based on our review of creditworthiness of the borrower, including credit scores, and the value of the collateral, for which we hold a security interest under Washington law.
Manufactured home loans are higher risk than loans secured by residential real property, though this risk is reduced if the owner also owns the land on which the home is located. A small portion of our manufactured home loans involve properties on which we also have financed the land for the owner. The primary risk in manufactured home loans is the difficulty in obtaining adequate value for the collateral due to the cost and limited ability to move the collateral. These loans tend to be made to retired individuals and first-time homebuyers. First-time homebuyers of manufactured homes tend to be a higher credit risk than first-time homebuyers of single-family residences, due to more limited financial resources. As a result, these loans may have a higher probability of default and higher delinquency rates than single-family residential loans and other types of consumer loans. We take into account this additional risk as a component of our allowance for loan losses. We attempt to work out delinquent loans with the borrower and, if that is not successful, any past due manufactured homes are repossessed and sold. At December 31, 2021, there were four nonperforming manufactured home loans totaling $122 thousand.
We originate floating home, houseboat and house barge loans, typically located on cooperative or condominium moorages. Terms vary from five to 20 years and generally have a fixed rate of interest. We lend up to 90% of the lesser of the appraised value or purchase price. The primary risk in floating home loans is the unique nature of the collateral and the challenges of relocating such collateral to a location other than where such housing is permitted. The process for securing the deed and/or the condominium or cooperative dock is also unique compared to other types of lending we participate in. As a result, these loans may have higher collateral recovery costs than for one-to-four family mortgage loans and other types of consumer loans. We take into account these additional risks as a part of our underwriting criteria. At December 31, 2021, floating home loans totaled $59.3 million, or 60.7% of our consumer loan portfolio and 8.7% of our total loan portfolio.
The balance of our consumer loans includes loans secured by new and used automobiles, new and used boats, motorcycles and recreational vehicles, loans secured by deposits and unsecured consumer loans, all of which, at December 31, 2021, totaled $3.9 million, or 4.0% of our consumer loan portfolio and 0.6% of our total loan portfolio.
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
Loan Originations, Purchases, Sales, Repayments and Servicing
We originate both fixed-rate and adjustable-rate loans. Our ability to originate loans, however, is dependent upon client demand for loans in our market area. Over the past several years, we have continued to originate residential and consumer loans, and increased our emphasis on commercial and multifamily real estate, construction and land, and commercial business lending. Demand is affected by competition and the interest-rate environment. During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the prevailing low interest-rate environment in the U.S. In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. If a proposed loan exceeds our internal lending limits, we may originate the loan on a participation basis with another financial institution. We also from time to time, purchase loans from or participate with other financial institutions on loans they originate. We underwrite loan purchases and participations to the same standards as internally originated loans. We did not sell any commercial loan participations in 2021 or 2020. We had $4.3 million purchases of commercial business loan participations from other financial institutions in 2021 and none in 2020.
We originate loans that may meet one or more of the credit characteristics commonly associated with subprime lending. The term ‘subprime’ refers to the credit characteristics of individual borrowers which may include payment delinquencies, judgements, foreclosures, bankruptcies, low credit scores and/or high debt-to-income ratios. In exchange for the additional risk we take with such borrowers, we may require borrowers to pay a higher interest rates, require a lower debt-to-income ratio or require other enhancements to manage the additional risk. While no single credit characteristic defines a subprime loan, one commonly used indicator is a loan originated to a borrower with a credit score of 660 or lower. Of the $243.9 million in one-to-four-family loans originated in 2021, $4.2 million or 1.7% were to borrowers with a credit score under 660. Additionally, of the $6.3 million in manufactured home loans originated in 2021, $244 thousand or 3.9% were to borrowers with a credit score of 660 or lower. At December 31, 2021, the total amount of residential and consumer loans held in our loan portfolio to borrowers with a credit score of 660 or lower were $18.3 million. We do not engage in originating negative amortization or option adjustable-rate loans and have no established program to originate or purchase these loans.
In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services.
We also sell whole one-to-four family loans without recourse to Fannie Mae and other investors, subject to a provision for repurchase upon breach of representation, warranty or covenant. These loans are fixed-rate mortgages, which primarily are sold to reduce our interest-rate risk and generate noninterest income. These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer. These sales allow for a servicing fee on loans when the servicing is retained by us. Most one-to-four family loans are sold with servicing retained. At December 31, 2021, we were servicing a $504.1 million portfolio of residential mortgage loans for Fannie Mae and $4.0 million for other investors. We repurchased one loan for $284 thousand in 2021 and no loans in 2020. These mortgage servicing rights are carried at fair value and had a value at December 31, 2021 of $4.3 million. We earned mortgage servicing income of $1.3 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively. See "Note 6 — Mortgage Servicing Rights" in the Notes to Consolidated Financial Statements contained in "Part II. Item 8. Financial Statements and Supplementary Data" of this report on Form 10-K.
Sales of whole real estate loans are beneficial to us since these sales may generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending, and increase liquidity. We sold $147.4 million and $258.2 million of conforming one-to-four family loans during the year ended December 31, 2021 and 2020, respectively. Gains, losses and transfer fees on sales of one-to-four family loans and participations are recognized at the time of the sale. Our net gain on sales of residential loans for the years ended December 31, 2021 and 2020 was $4.2 million and $6.0 million, respectively. In addition to loans sold to Fannie Mae and others on a servicing retained basis, we also sell nonconforming residential loans to correspondent banks on a servicing released basis. In 2020, we sold $5.9 million of loans servicing released.

The following table shows our loan origination, sale and repayment activities, including loans held-for-sale, for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020
Originations by type:
Fixed-rate:
One-to-four family	$226,125	$295,522
Home equity	1,785	1,141
Commercial and multifamily	24,338	23,288
Construction and land	28,313	24,559
Manufactured homes	6,302	4,267
Floating homes	29,226	5,792
Other consumer	5,668	11,088
Commercial business	27,129	78,469
Total fixed-rate	348,886	444,126
Adjustable rate:
One-to-four family	17,760	25,776
Home equity	8,021	9,187
Commercial and multifamily	58,371	44,067
Construction and land	65,623	49,735
Floating homes	2,879	1,439
Other consumer	105	297
Commercial business	36,812	535
Total adjustable-rate	189,571	131,036
Total loans originated	538,457	575,162
Purchases by type:
One-to-four family	24,067	—
Commercial business participations	4,298	—
Total loan participations purchased	28,365	—
Sales, repayments and participations sold:
One-to-four family	147,436	258,182
Commercial and multifamily	1,975	—
Total loans sold and loan participations	149,411	258,182
Transfers to OREO	84	19
Total principal repayments	344,932	323,485
Total reductions	494,427	581,686
Net (decrease) increase	$72,395	$(6,524)
The decrease in total loan originations in 2021 compared to 2020 was primarily due to slowing levels of loan activity in the one-to-four family and commercial business categories, partially offset by increased demand for floating homes, commercial and multifamily, and construction and land categories. Demand for one-to-four family loans slowed in 2021 as homeowners, taking advantage of historically low interest rates, refinanced their homes in the prior year. While the pandemic increased demand for single-family homes outside downtown metropolitan areas, supply of homes available for sale in these areas slowed the ability to purchase. Demand for construction loans, including new homes and apartment buildings continued to increase due to appreciation in market prices, declining supplies of homes for sale and continued strong rental demand in our market area. Commercial business loans decreased due to PPP loan originations.

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
Delinquent Loans. The following table sets forth our loan delinquencies by type (excluding COVID-19 modified loans), by amount and by percentage of type at December 31, 2021 (dollars in thousands):

	Loans Delinquent For:
	30-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
One-to-four family	7	$1,863	0.9%	2	$87	—%	9	$1,950	0.9%
Home equity	—	—	—	3	140	1.1	3	140	1.1
Construction and land	2	837	1.3	—	—	—	2	837	1.3
Manufactured homes	4	123	0.6	2	59	0.3	6	182	0.8
Floating homes	—	—	—	1	244	0.4	1	244	0.4
Other consumer	9	78	0.5	—	—	—	9	78	0.5
Commercial Business	1	6	—	1	176	0.6	2	182	0.6
Total	23	$2,907	0.4%	9	$706	0.1%	32	$3,613	0.5%

Nonperforming Assets. The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio (in thousands). Loans are placed on nonaccrual status when the collection of principal and/or interest become doubtful or when the loan is more than 90 days past due. Other real estate owned ("OREO") and repossessed assets include assets acquired in settlement of loans.

	December 31,
	2021	2020
Nonaccrual loans (1):
One-to-four family	$2,207	$1,668
Home equity	140	156
Commercial and multifamily	2,380	353
Construction and land	33	40
Manufactured homes	122	149
Floating homes	493	518
Commercial business	176	—
Total nonaccrual loans	5,552	2,884
OREO and repossessed assets:
One-to-four family	84	—
Commercial and multifamily	575	575
Manufactured homes	—	19
Total OREO and repossessed assets	659	594
Total nonperforming assets	$6,211	$3,478
Nonperforming assets as a percentage of total assets	0.68%	0.40%
Performing restructured loans:
One-to-four family	$1,859	$1,965
Home equity	75	137
Construction and land	35	37
Manufactured homes	99	116
Other consumer	106	114
Commercial business	—	615
Total performing restructured loans	$2,174	$2,984
(1)Nonaccrual loans include $422 thousand and $174 thousand in nonperforming troubled debt restructurings at December 31, 2021 and 2020, respectively. We had no accruing loan 90 days or more delinquent for the periods reported.
Nonaccrual loans, including nonaccrual troubled debt restructurings ("TDRs"), increased $2.7 million to $5.6 million at December 31, 2021 from $2.9 million at December 31, 2020. Our largest nonperforming loan at December 31, 2021 was a multi-family loan totaling $2.4 million. Nonperforming one-to-four family loans at December 31, 2021 consisted of nine loans to different borrowers with an average loan balance of $245 thousand. In addition, there were four manufactured home loans, three home equity loans, one construction and land loan, two floating home loans, and one commercial business loan classified as nonperforming at December 31, 2021.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition at December 31, 2021 Compared to December 31, 2020—Delinquencies and Nonperforming Assets" contained in Item 7 of this report on Form 10-K for more information on troubled assets.
Troubled Debt Restructured Loans. TDRs, which are accounted for under ASC 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. All TDRs are initially classified as impaired regardless of whether the loan was performing at the time it was restructured. At December 31, 2021, we had $2.2 million of loans that were classified as performing TDRs and still on accrual, compared to $3.0 million at December 31, 2020. Included in nonaccrual loans at December 31, 2021 and 2020 were nonaccrual TDRs of $422 thousand and $174 thousand, respectively.

OREO and Repossessed Assets. OREO and repossessed assets include assets acquired in settlement of loans. At December 31, 2021, OREO and repossessed assets totaled $659 thousand. Our OREO at December 31, 2021, consisted of two properties. The first is a former bank branch property located in Port Angeles, Washington which was acquired in 2015 as a part of three branches purchased from another financial institution. It is currently leased to a local not-for-profit organization at a below-market rate. The second OREO property is a one-to-four family home located in Michigan.
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
When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address specific impairments. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off those assets in the period in which they are deemed uncollectible. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC and, since our conversion to a Washington-chartered commercial bank, the WDFI, which can order the establishment of additional loss allowances. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. At December 31, 2021, special mention assets totaled $6.2 million.
We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at December 31, 2021, we had classified $14.8 million of our assets as substandard, of which $14.2 million represented a variety of outstanding loans and $659 thousand represented the balance of our OREO and repossessed assets. At that date, we had no assets classified as doubtful or loss. This total amount of classified assets represented 15.9% of our equity capital and 1.6% of our assets at December 31, 2021. Classified assets totaled $10.1 million, or 11.8% of our equity capital and 1.2% of our assets at December 31, 2020.
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
At December 31, 2021, our allowance for loan losses was $6.3 million, or 0.92% of our total loan portfolio, compared to $6.0 million, or 0.98% of our total loan portfolio, at December 31, 2020. Specific valuation reserves totaled $293 thousand and $378 thousand at December 31, 2021 and 2020, respectively.
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

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio's calculations.

	December 31, 2021	December 31, 2020
	($ in thousands)
Allowance for loan losses as a percentage of total loans outstanding at period end	0.92%	0.97%
Allowance for loan losses	6,306	6,000
Total loans outstanding	687,868	615,498

Non-accrual loans as a percentage of total loans outstanding at period end	0.81%	0.47%
Total nonaccrual loans	5,552	2,884
Total loans outstanding	687,868	615,498

Allowance for loan losses as a percentage of non-accrual loans at period end	113.59%	208.04%
Allowance for loan losses	6,306	6,000
Total nonaccrual loans	5,552	2,884

Net charge-offs during period to average loans outstanding:
One-to-four family:	0.05%	(0.03)%
Net charge-offs/(recoveries)	76	(43)
Average loans outstanding	162,816	138,539

Home equity:	0.01%	(0.22)%
Net charge-offs/(recoveries)	2	(44)
Average loans outstanding	14,343	19,710

Commercial and multifamily real estate:	—%	—%
Net charge-offs	—	—
Average loans outstanding	253,122	271,225

Construction and land:	—%	—%
Net charge-offs	—	—
Average loans outstanding	72,575	74,074

Manufactured homes:	—%	(0.01)%
Net (recoveries)	(1)	(2)
Average loans outstanding	21,067	20,945

Floating homes:	—%	—%
Net charge-offs	—	—
Average loans outstanding	46,784	44,333

Other consumer:	0.29%	0.31%
Net charge-offs	44	34
Average loans outstanding	15,500	10,824

Commercial business:	—%	0.76%
Net (recoveries)/charge-offs	(2)	620
Average loans outstanding	58,267	82,089

Total loans:	0.02%	0.09%
Net charge-offs	119	565
Average loans outstanding	644,473	661,740
Economic conditions in our markets, and the U.S. as a whole, were negatively impacted by the restrictions imposed on businesses as a result of the COVID-19 pandemic. Recent trends in housing prices and unemployment rates in our market areas reflect the continuing impact of these restrictions. Although unemployment in our market area was generally lower than the national average in 2020 and home prices increased in 2021 compared to 2020, we continue to carefully monitor our loan portfolio for possible deterioration due to the pandemic.
The allowance for loan losses as a percentage of nonperforming loans was 113.58% and 208.04% at December 31, 2021 and 2020, respectively. The provision for loan losses totaled $425 thousand for the year ended December 31, 2021, compared to $925 thousand for the year ended December 31, 2020. Net charge-offs were $119 thousand for the year ended December 31, 2021, compared to net charge-offs of $565 thousand for the year ended December 31, 2020.
The distribution of our allowance for losses on loans at the dates indicated is summarized as follows (dollars in thousands):

	December 31,
	2021		2020
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Allocated at end of period to:
One-to-four family	$1,402	30.2%	$1,063	21.2%
Home equity	93	1.9	147	2.6
Commercial and multifamily	2,340	40.4	2,370	43.2
Construction and land	650	9.2	578	10.2
Manufactured homes	475	3.1	529	3.4
Floating homes	372	8.7	328	6.6
Other consumer	310	2.4	288	2.4
Commercial business	269	4.1	291	10.4
Unallocated	395	—	406	—
Total	$6,306	100.0%	$6,000	100.0%
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
At December 31, 2021, we owned $1.0 million of stock issued by the FHLB of Des Moines. As a condition of membership in the FHLB of Des Moines, we are required to purchase and hold a certain amount of FHLB stock.

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
During the year ended December 31, 2021, we did not recognize any non-cash OTTI charges on our investment securities. At that date, there were six agency securities that had unrealized losses, although management determined the decline in value was not related to specific credit deterioration. We do not intend to sell these securities and it is more likely than not that we will not be required to sell any securities before anticipated recovery of the remaining amortized cost basis. We closely monitor our investment securities for changes in credit risk. The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them. If market conditions deteriorate and we determine our holdings of these or other investment securities have OTTI losses, our future earnings, stockholders' equity, regulatory capital and continuing operations could be materially adversely affected.
See "Note 4—Investments" in the Notes to Consolidated Financial Statements contained in "Part II. Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K for additional information on our investments.
Sources of Funds
General.  Our sources of funds are primarily deposits (including deposits from public entities), borrowings, payments of principal and interest on loans and investments and funds provided from operations.
Deposits.  We offer a variety of deposit accounts to both consumers and businesses with a wide range of interest rates and terms. Our deposits consist of savings accounts, money market deposit accounts, NOW accounts, demand accounts and certificates of deposit. We solicit deposits primarily in our market area; however, at December 31, 2021, approximately 5.9% of our deposits were from persons outside the State of Washington. At December 31, 2021, core deposits, which we define as our non-time deposit accounts and time deposit accounts less than $250 thousand (excluding brokered deposits and public funds), represented approximately 94.6% of total deposits, compared to 83.4% at December 31, 2020. We primarily rely on competitive pricing policies, marketing and client service to attract and retain these deposits and we expect to continue these practices in the future.
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

The following table sets forth our deposit flows during the periods indicated (dollars in thousands):

	Year Ended December 31,
	2021	2020
Opening balance	$747,981	$616,718
Net deposits	47,057	124,259
Interest credited	3,282	7,004
Ending balance	$798,320	$747,981
Net increase	$50,339	$131,263
Percent increase	6.7%	21.3%
The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by us at the dates indicated (dollars in thousands):

	December 31,
	2021		2020
	Amount	Percent of total	Amount	Percent of total
Noninterest-bearing demand	$187,684	23.5%	$129,299	17.3%
Interest-bearing demand	307,061	38.5	230,492	30.8
Savings	103,401	13.0	83,778	11.2
Money market	91,670	11.5	65,748	8.8
Escrow	2,782	0.3	3,191	0.4
Total non-maturity deposits	692,598	86.8	512,508	68.5
Certificates of deposit:
1.99% or below	79,763	10.0	98,042	13.1
2.00 - 3.99%	25,959	3.3	137,431	18.4
Total certificates of deposit	105,722	13.2	235,473	31.5
Total deposits	$798,320	100.0%	$747,981	100.0%
The following table sets forth, for the periods indicated, the average amount of and the average rate paid on deposit categories that are in excess of 10 percent of average total deposits.

	At December 31,
	2021		2020
	Average Balance Outstanding	Weighted Average Rate	Average Balance Outstanding	Weighted Average Rate
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$178,535	—%	$130,715	—%
Interest bearing	289,096	0.21	189,643	0.48
Savings	96,050	0.08	71,990	0.27
Money Market	75,356	0.14	56,048	0.27
Certificate accounts	158,649	1.57	242,963	2.36
Total deposits	$797,686	0.41%	$691,359	1.01%
Noninterest-bearing demand accounts increased $58.4 million, or 45.2%, in 2021 compared to 2020. We also experienced significant increases in our interest-bearing demand, savings, and money market accounts in 2021 compared to 2020. Certificates of deposits decreased $129.8 million, or 55.1%, in 2021 compared to 2020. The increase in total deposits over the past year was the result of developing relationships with PPP borrowers who were not previously clients, adding new consumer clients, and expanding relationships with existing clients, as well as reduced withdrawals, reflecting changes in customer spending habits due to the COVID-19 pandemic.
We are a public funds depository and at December 31, 2021, we had $24.0 million in public funds compared to $44.2 million at December 31, 2020. These funds consisted of $20.6 million in certificates of deposit, $3.4 million in money market accounts and $3 thousand in checking accounts at December 31, 2021. These accounts must be 50% collateralized if the amount on deposit exceeds FDIC insurance of $250 thousand. We use letters of credit from the FHLB of Des Moines as collateral for these funds. The Company had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $11.5 million and $21.6 million at December 31, 2021 and 2020, respectively, to secure public deposits.
The following table shows rate and maturity information for our certificates of deposit at December 31, 2021 (dollars in thousands):

	0.00-1.99%	2.00-3.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:
March 31, 2022	$13,689	$221	$13,909	13.2%
June 30, 2022	13,136	556	13,692	13.0
September 30, 2022	11,364	47	11,411	10.8
December 31, 2022	13,562	2,977	16,539	15.6
March 31, 2023	8,422	6,296	14,718	13.9
June 30, 2023	5,744	8,826	14,570	13.8
September 30, 2023	4,185	4,082	8,267	7.8
December 31, 2023	1,238	268	1,506	1.4
March 31, 2024	368	80	448	0.4
June 30, 2024	114	23	137	0.1
September 30, 2024	1,932	242	2,174	2.1
December 31, 2024	440	1,017	1,457	1.4
Thereafter	5,570	1,323	6,893	6.5
Total	$79,763	$25,959	$105,722	100.0%
Percent of total	75.4%	24.6%	100.0%
As of December 31, 2021 and 2020, approximately $190.0 million and $151.0 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for Sound Community Bank’s regulatory reporting requirements. The following table sets forth the portion of our time deposits that are in excess of the FDIC insurance limit, by remaining time until maturity, as of December 31, 2021 (dollars in thousands).

3 months or less	$71
Over 3 through 6 months	1,163
Over 6 months through 12 months	1,489
Over 12 months	5,108
$7,831
For additional information regarding our deposits, see “Note 9 - Deposits” in the Notes to Consolidated Financial Statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K.
Borrowings.  Although deposits are our primary source of funds, we may utilize borrowings as a cost-effective source of funds when they can be invested at a positive interest-rate spread, for additional capacity to fund loan demand, or to meet our asset/liability management goals.
We are a member of and obtain advances from the FHLB of Des Moines, which is part of the Federal Home Loan Bank System. The eleven regional FHLBs provide a central credit facility for their member institutions. These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing. We have entered into a loan agreement with the FHLB of Des Moines pursuant to which Sound Community Bank may borrow up to approximately 45% of total assets, secured by a blanket pledge on a portion of our residential mortgage portfolio, including one-to-four family loans, commercial and multifamily real estate loans and home equity loans. Based on eligible collateral, the total amount available under this agreement at December 31, 2021 was $101.5 million. At the same date, we had no outstanding FHLB advances. We had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $11.5 million at December 31, 2021. We plan to rely in part on FHLB advances to fund asset and loan growth. We also use short-term advances to meet short term liquidity needs. We are required to own stock in the FHLB of Des Moines, the amount of which varies based on the amount of our advance activity.
From time to time, we also may borrow from the Federal Reserve Bank of San Francisco's "discount window" for overnight liquidity needs. The Company participates in the Federal Reserve's Borrower-in-Custody program, which gives the Company access to the discount window. The Company pledges commercial and consumer loans as collateral for its Borrower-in-Custody line of credit. At December 31, 2021 and 2020, the Company had no outstanding borrowings and unused borrowing capacity of $22.4 million and $23.6 million, respectively, under the Borrower-in-Custody program.
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
For additional information regarding our borrowings, see "Note 10—Borrowings, FHLB Stock and Subordinated Notes" in the Notes to Consolidated Financial Statements contained in "Part II. Item 8. Financial Statements and Supplementary Data" of this report on Form 10-K.
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
We attract our deposits through our branch offices and web site. Competition for those deposits is principally from savings banks, commercial banks and credit unions, as well as mutual funds, FinTech companies and other alternative investments. We compete for these deposits by offering superior service, online and mobile access and a variety of deposit accounts at competitive rates. Based on the most recent data provided by the FDIC, there are approximately 49 other commercial banks and savings banks operating in the Seattle MSA, which includes King, Snohomish and Pierce Counties. Based on the most recent branch deposit data provided by the FDIC, our share of deposits in the Seattle MSA is approximately 0.20%. The five largest financial institutions in that area have 72.5% of those deposits. In Clallam County, there are nine other commercial banks and savings banks. Our share of deposits in Clallam County was the second highest in the county at approximately 16.72%, with the five largest institutions in that county having 78.1% of the deposits. In Jefferson County there are six other commercial banks and savings banks. Our share of deposits in Jefferson County is approximately 7.45%, while the five largest institutions in that county have 84.5% of those deposits.
How We Are Regulated

The following is a brief description of certain laws and regulations which are applicable to the Company and Sound Community Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.
Legislation is introduced from time to time in the United States Congress (“Congress”) or the Washington State Legislature that may affect the Company and Sound Community Bank’s operations. In addition, the regulations governing the Company and Sound Community Bank may be amended from time to time by the WDFI , the FDIC, the Federal Reserve or the SEC, as appropriate. Any such legislation or regulatory changes in the future could have an adverse effect on our operations and financial condition. We cannot predict whether any such changes may occur.
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
Regulation of Sound Community Bank
General. Sound Community Bank, as a state-chartered commercial bank, is subject to applicable provisions of Washington law and to regulations and examinations of the WDFI. As an insured institution, it also is subject to examination and regulation by the FDIC, which insures the deposits of Sound Community Bank to the maximum permitted by law. During state or federal regulatory examinations, the examiners may require Sound Community Bank to provide for higher general or specific loan loss reserves, which can impact our capital and earnings. This regulation of Sound Community Bank is intended for the protection of depositors and the Deposit Insurance Fund ("DIF") of the FDIC and not for the purpose of protecting stockholders of Sound Community Bank or Sound Financial Bancorp. Sound Community Bank is required to maintain minimum levels of regulatory capital and is subject to certain limitations on the payment of dividends to Sound Financial Bancorp. See “—Capital Rules” and “—Limitations on Dividends and Other Capital Distributions.”
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
Loans in excess of the supervisory loan-to-value ratio limitations must be identified in Sound Community Bank’s records and reported at least quarterly to Sound Community Bank’s Board of Directors. Sound Community Bank is in compliance with the records and reporting requirements. At December 31, 2021, Sound Community Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were $7.3 million and were within the aggregate limits set forth in the preceding paragraph.
The FDIC and the WDFI must approve any merger transaction involving Sound Community Bank as the acquirer, including an assumption of deposits from another depository institution. The FDIC generally is authorized to approve interstate merger transactions without regard to whether the transaction is prohibited by the law of any state. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration amounts described below. The Dodd-Frank Act permits de novo interstate branching for banks.
Insurance of Accounts. Sound Community Bank’s deposits are insured up to $250 thousand per separately insured deposit ownership right or category by the Deposit Insurance Fund (‘DIF”) of the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions.
The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution applied to its deposit base, which is its average consolidated total assets minus its Tier 1 capital. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. Total base assessment rates currently range from 3 to 30 basis points subject to certain adjustments. The FDIC has authority to increase insurance assessments, and any significant increases may have an adverse effect on the operating expenses and results of operations of the Company. Management cannot predict what assessment rates will be in the future. In a banking industry emergency, the FDIC may also impose a special assessment.
The FDIC conducts examinations of and requires reporting by state non-member banks, such as Sound Community Bank. The FDIC also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. Management is not aware of any existing circumstances which would result in termination of the Bank's deposit insurance.
Transactions with Related Parties. Sound Community Bancorp and Sound Community Bank are separate and distinct legal entities. Sound Community Bank is an affiliate of Sound Community Bancorp and any non-bank subsidiary of Sound Community Bancorp. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates. Transactions deemed to be a “covered transaction” under Section 23A of the Federal Reserve Act between a bank and an affiliate are limited to 10% of the bank's capital and surplus and, with respect to all affiliates, to an aggregate of 20% of the bank's capital and surplus. Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

Capital Rules. Sound Community Bank and Sound Financial Bancorp are required to maintain specified levels of regulatory capital under regulations of the FDIC and FRB, respectively. In September 2019, the regulatory agencies, including the FDIC and FRB adopted a final rule, effective January 1, 2020, creating a community bank leverage ratio ("CBLR") for institutions with total consolidated assets of less than $10 billion, and that meet other qualifying criteria related to off-balance sheet exposures and trading assets and liabilities. The CBLR provides for a simple measure of capital adequacy for qualifying institutions. Management has elected to use the CBLR framework for the Bank and Company.

The CBLR is calculated as Tier 1 Capital to average consolidated assets as reported on an institution's regulatory reports. Tier 1 Capital, for the Company and the Bank, generally consists of common stock plus related surplus and retained earnings, adjusted for goodwill and other intangible assets and accumulated other comprehensive amounts (“AOCI”) related amounts. Qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the "well-capitalized" ratio requirements. As required by the CARES Act, the FDIC temporarily lowered the CBLR to 8% beginning in the second quarter of 2020 through the end of that year. Beginning in 2021, the CBLR was increased to 8.5% for that calendar year. The CBLR returned to 9% on January 1, 2022. A qualifying institution utilizing the CBLR framework whose leverage ratio does not fall more than one percent below the required percentage is allowed a two-quarter grace period in which to increase its leverage ratio back above the required percentage. During the grace period, a qualifying institution will still be considered well capitalized so long as its leverage ratio does not fall more than one percent below the required percentage. If an institution either fails to meet all the qualifying criteria within the grace period or has a leverage ratio that falls more than one percent below the required percentage, it becomes ineligible to use the CBLR framework and must instead comply with generally applicable capital rules, sometimes referred to as Basel III rules.

At December 31, 2021, the Bank’s CBLR was 10.9%. Management monitors the Bank's capital levels to provide for current and future business opportunities and to maintain Sound Community Bank’s “well-capitalized” status. At December 31, 2021, Sound Community Bank was considered “well-capitalized” under applicable banking regulations.

See "Note 16—Capital" in Notes to Consolidated Financial Statements in "Part II. Item 8. Financial Statements and Supplementary Data" and "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for additional regulatory capital information.

The FASB has adopted a new accounting standard for accounting principles generally accepted in the U.S. ("U.S. GAAP") that will be effective for the Company and Bank beginning January 1, 2023. This standard, referred to as Current Expected Credit Loss or CECL, requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital.
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

Privacy Standards and Cybersecurity. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Federal banking agencies, including the FDIC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. These regulations require Sound Community Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices. In addition, Washington and other federal and state cybersecurity and data privacy laws and regulations may expose the Sound Community Bank to risk and result in certain risk management costs. In addition, on November 18, 2021, the federal banking agencies announced the adoption of a final rule providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rule requires a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours. Compliance with the new rule is required by May 1, 2022. Non-compliance with federal or similar state privacy and cybersecurity laws and regulations could lead to substantial regulatory imposed fines and penalties, damages from private causes of action and/or reputational harm.

Anti-Money Laundering and Customer Identification. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) was signed into law on October 26, 2001. The USA PATRIOT Act and the Bank Secrecy Act requires financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts, and, effective in 2018, the beneficial owners of accounts. Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications.

Standards for Safety and Soundness. Each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. If the FDIC determines that an institution fails to meet any of these guidelines, it may require an institution to submit to the FDIC an acceptable plan to achieve compliance.

Federal Reserve System. The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the FRB reduced reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. At December 31, 2021, Sound Community Bank was in compliance with the reserve requirements.

The Bank is authorized to borrow from the Federal Reserve Bank "discount window." An eligible institution need not exhaust other sources of funds before going to the discount window, nor are there restrictions on the purposes for which the institution can use primary credit. At December 31, 2021, the Bank had no outstanding borrowings from the discount window.

Federal Home Loan Bank System. Sound Community Bank is a member of one of the 11 regional FHLBs, each of which serves as a reserve, or central bank, for its members within its assigned region and is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. The FHLBs make loans to members in accordance with policies and procedures, established by the Boards of Directors of the FHLBs, which are subject to the oversight of the Federal Housing Finance Agency. All borrowings from the FHLBs are required to be fully secured by sufficient collateral as determined by the FHLBs. In addition, all long-term borrowings are required to provide funds for residential home financing. Sound Community Bank had no outstanding borrowings with the FHLB of Des Moines and an available line of credit of $11.5 million at December 31, 2021. We plan to rely in part on FHLB advances to fund asset and loan growth. We also use short-term funding available on our line of credit with the FHLB of Des Moines.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines based on the Bank's asset size and level of borrowings from the FHLB of Des Moines. At December 31, 2021, the Bank owned $1.0 million in FHLB of Des Moines stock, which was in compliance with this requirement. The FHLB of Des Moines pays dividends quarterly, and the Bank received $30 thousand in dividends from the FHLB of Des Moines during the year ended December 31, 2021.

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
COVID-19 Legislation. In response to the COVID-19 pandemic, Congress, through the enactment of the CARES Act and CAA 2021, and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to provide national emergency economic relief measures including, among others, the CARES Act and CAA 2021. As the on-going COVID-19 pandemic evolves, federal and state regulatory authorities continue to issue additional guidance with respect to COVID-19. In addition, it is possible that Congress will enact additional COVID-19 response legislation. We will continue to assess the impact of the CARES Act, CAA 2021 and other statues, regulations and supervisory guidance related to the COVID-19 pandemic.

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
Employees and Human Capital
At December 31, 2021, we had a total of 125 full-time employees and 11 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.
To facilitate talent attraction and retention, we strive to make Sound Community Bank an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by market-based compensation, benefits, health and welfare programs. At December 31, 2021, approximately 61% of our workforce was female and 39% male, and women held 64% of the Bank's management roles. The average tenure of employees was 4.82 years.
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
Laura Lee Stewart.  Ms. Stewart, age 73, is currently President, Chief Executive Officer and Interim Chief Financial Officer of Sound Community Bank and Sound Financial Bancorp. Prior to joining Sound Community Bank as its President in 1989, when it was a credit union, Ms. Stewart was Senior Vice President/Retail Banking at Great Western Bank. Ms. Stewart was selected as an inaugural member of the FDIC Community Bank Advisory Board and completed her term in 2011. In 2011, Ms. Stewart was appointed to the inaugural Consumer Financial Protection Bureau board and completed her term in 2013. She also served as Chair of the American Bankers Association’s ("ABA") Government Relations Council and is the past Chair of the

Washington Bankers Association. The American Banker magazine honored her as one of the top 25 Women to Watch in banking in 2011, 2015, 2016, 2017, 2018 and as one of the most powerful women in Banking in 2019, 2020 and 2021. In 2016, Ms. Stewart was recognized as a Women of Influence by the Puget Sound Business Journal. In 2018, she was named Community Banker of the year by American Banker. Ms. Stewart also served as Chair of the National Arthritis Foundation’s board of directors as well as serving as the Past Chair of the board of directors of Woodland Park Zoo. In October 2019, Ms. Stewart was elected Chair of the ABA. Her many years of service in all areas of the financial institution operations and duties as President and Chief Executive Officer of Sound Financial Bancorp and Sound Community Bank bring a special knowledge of the financial, economic and regulatory challenges we face, and she is well suited to educating the Board on these matters.
Heidi Sexton. Ms. Sexton, age 46, was appointed Executive Vice President and Chief Operating Officer of Sound Community Bank during 2018. Ms. Sexton is responsible for identification and mitigation of risk through oversight of the Enterprise Risk management and Compliance Management functions. In addition, Ms. Sexton is responsible for Information Technology, Systems Support and Operations, Project Management and Policies and Procedures. Ms. Sexton joined Sound Community Bank in 2007 and previously served as the Vice President of Operations managing deposit, electronic, and lending operations. Ms. Sexton received a Bachelor's of Arts in Accounting from the University of Wisconsin-Eau Claire.  She currently holds a number of professional certifications including Certified Internal Auditor, Certified Regulatory Compliance Manager and is a graduate of the Washington Bankers Association’s Executive Development Program. Ms. Sexton is also a member of the CFPB Community Bank Advisory Counsel and ABA Compliance Administrative Committee. She serves on the Board of Financial Beginnings, a non-profit that provides youth to adult financial education programs at no cost.
Wesley Ochs. Mr. Ochs, age 43, currently serves as Executive Vice President and Chief Strategy/Financial Officer at Sound Community Bank. Mr. Ochs is responsible for developing, communicating, executing, and sustaining corporate strategic initiatives, and in November 2020, became responsible for the Bank's economic forecasting, strategic planning and asset liability management functions. Mr. Ochs began his career at Sound Community Bank in April 2009 as a Commercial Loan Officer, was promoted to Senior Vice President Credit Administration Manager in 2015, and to Chief Strategy Officer in January 2020. In August 2021, Mr. Ochs was promoted to Chief Financial Officer, in addition to his current title of Chief Strategy Officer. Mr. Ochs received his Bachelor of Arts degree in Economics, Finance and Education from Eastern Washington University, his Master of Business Administration degree in Accounting from the University of Phoenix and is a graduate of the Washington Bankers Association’s Executive Development Program.
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
The COVID-19 pandemic continues to negatively impact economic and commercial activity and financial markets, both globally and in the United States. In our market areas, stay-at-home orders, travel restrictions, and closure of non-essential businesses and similar orders imposed across the United States to restrict the spread of COVID-19 in 2020 resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and significant layoffs and furloughs. Although local jurisdictions have subsequently lifted stay-at-home orders and moved to the opening of businesses, worker shortages, vaccine and testing requirements, new variants of COVID-19 and other health and safety recommendations have impacted the ability of businesses to return to pre-pandemic levels of activity and employment. While the overall economy has improved, disruptions to supply chains continue and significant inflation has been seen in the market. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated, including the following risks of COVID-19, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations of the Company:
•effects on key employees, including operational management personnel and those charged with preparing, monitoring, and evaluating our financial reporting and internal controls;
•declines in demand for loans and other banking services and products, as well as a decline in the credit quality of our loan portfolio, owing to the effects of COVID-19 in the markets we serve;
•if the economy is unable to remain open in an efficient manner, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect net income;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments;
•as long as the Federal Reserve Board’s target federal funds rate remains near 0%, the yield on assets may decline to a greater extent than the decline in cost of interest-bearing liabilities, reducing net interest margin and spread and reducing net income;
•higher operating costs, increased cybersecurity risks and potential loss of productivity as the result of an increase in the number of employees working remotely;
•increasing or protracted volatility in the price of the Company’s common stock, which aremay also impair our goodwill; and
•risks to capital markets that may impact the performance of our investment securities portfolio, as well as limit our access to capital markets and other funding sources.
Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, possible future virus variants, the effectiveness of our work-from-home arrangements, third party providers’ ability to support our operations, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.
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
In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. Furthermore, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. The COVID-19 pandemic has also been a catalyst for the evolution of various remote work options which could impact the long-term performance of some types of properties within our commercial real estate portfolio. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition and results of operations.
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
Net income is the amount by which net interest income and noninterest income exceed noninterest expense, the provision for loan losses and taxes. Net interest income makes up a majority of our net income and is based on the difference between the interest income we earn on interest-earning assets, such as loans and securities, and the interest expense we pay on interest-bearing liabilities, such as deposits and borrowings.
The yields we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many financial institutions, our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility because market interest rates change over time. In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. In a period of rising interest rates, the interest income we earn on our assets may not increase as rapidly as the interest we pay on our liabilities. A decline in interest rates results in increased prepayments of loans and mortgage-backed and related securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Furthermore, an inverted interest rate yield curve, where short-term interest rates (which are usually the rates at which financial institutions borrow funds) are higher than long-term interest rates (which are usually the rates at which financial institutions lend funds for fixed-rate loans) can reduce a financial institution’s net interest margin and create financial risk for financial institutions that originate longer-term, fixed-rate mortgage loans. At December 31, 2021, 52.2% of our loan portfolio consisted of fixed-rate loans.
Any substantial prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations.
In March 2020, in response to the COVID-19 pandemic, the Federal Open Market Committee (“FOMC”) of the Federal Reserve System, lowered the target range for the federal funds rate 150 basis points to a range of 0.00% to 0.25%. However, the FOMC has recently indicated it expects to increase rates starting in 2022, by implementing three one quarter point increases. Future increases in the targeted federal funds rate, may negatively impact both the housing markets by reducing refinancing activity and new home purchases and the U.S. economy. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance. Changes in the level of interest rates also may negatively affect the value of our assets and liabilities and ultimately affect our earnings.
Changes in the valuation of our securities portfolio could hurt our profits and reduce our capital levels.
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for OTTI on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. Declines in market value could result in OTTI losses on these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. At December 31, 2021, we have no securities that are deemed impaired.
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
Our operations rely on certain external vendors.
We rely on certain external vendors to provide products and services necessary to maintain our day-to-day operations. These third-party vendors are sources of operational and informational security risks to us, including risks associated with operational errors, information system failures, interruptions or breaches and unauthorized disclosures of sensitive or confidential client or customer information. If these vendors encounter any of these issues, or if we have difficulty communicating with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our business and, in turn, our financial condition and results of operations.
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
Regulatory and Accounting-Related Risks
We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that could increase our costs of operations.
The banking industry is extensively regulated. Federal banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company's shareholders. These regulations may sometimes impose significant limitations on our operations. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulation or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and adversely affect our profitability. In this regard, the U.S. Department of the Treasury's Financial Crimes Enforcement Network ("FinCEN"), published guidelines in 2014 for financial institutions servicing cannabis businesses that are legal under state law. These guidelines generally allow us to work with cannabis-related businesses that are operating in accordance with state laws and regulations, so long as we comply with required regulatory oversight of their accounts with us. In addition, legislation is currently pending in Congress that would allow banks and financial institutions to serve cannabis businesses in states where it is legal without any risk of federal prosecution. At December 31, 2021, approximately 2.9% of our total deposits and a portion of our service charges from deposits are from legal cannabis-related businesses. Similarly, accounting changes which have been approved for future implementation include requirements that we calculate the allowance for loan and lease losses on the basis of the current expected credit losses over the lifetime of our loans, referred to as the CECL model, which is expected to be applicable to us, as a smaller reporting company, beginning in 2023. CECL adoption will have broad impact on our financial statements, which will affect key profitability and solvency measures, including, but not limited to higher loan loss reserve levels and related deferred tax assets. Increased reserve levels also may lead to a reduction in capital levels. Any such changes could have a material adverse effect on our business, financial condition and results of operations.
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

See “Part I, Item 1. Business - How We Are Regulated” in this Form 10-K for more information about the regulations to which we are subject.
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
Risks Related to our Business and Industry Generally
We will be required to transition from the use of the London Interbank Offered Rate (“LIBOR”) in the future.
We have certain FHLB advances, brokered deposits, loans and investment securities indexed to LIBOR to calculate the loan interest rate. The continued availability of the LIBOR index is not guaranteed after 2023. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or SOFR). The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may result in our incurring significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.
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
The Company's ability to pay dividends and make subordinated debt payments is subject to the ability of the Bank to make capital distributions to the Company.
The Company is a separate legal entity from its subsidiary and does not have significant operations of its own. The long-term ability of the Company to pay dividends to its stockholders and debt payments is based primarily upon the ability of the Bank to make capital distributions to the Company, and also on the availability of cash at the holding company level. The availability of dividends from the Bank is limited by the Bank's earnings and capital, as well as various statutes and regulations. Under certain circumstances, capital distributions from the Bank to the Company may be subject to regulatory approvals. In the event, the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock or make payments on its outstanding debt. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations, and future prospects. At December 31, 2021, Sound Financial Bancorp had $4.2 million in unrestricted cash to support dividend and debt payments. See "Part I. Item 1. Business—How We Are Regulated—Regulation of Sound Community Bank—Capital Rules” and “—Regulation of Sound Financial Bancorp—Limitations on Dividends and Stock Repurchases" for additional information.

Item 1B.    Unresolved Staff Comments
Not applicable.

Item 2.    Properties
Six of our nine offices are leased. The operating leases contain renewal options and require us to pay property taxes and operating expenses for the properties. Our total rental expense for each of the years ended December 31, 2021 and 2020 was $1.1 million and $1.2 million, respectively. The aggregate net book value of our land, buildings, leasehold improvements, furniture and equipment was $5.8 million at December 31, 2021. See also "Note 7—Premises and Equipment" in the Notes to Consolidated Financial Statements contained in "Part II. Item 8. Financial Statements and Supplementary Data" of this report on Form 10-K. In the opinion of management, the facilities are adequate and suitable for our current needs. We may open additional banking offices to better serve current clients and to attract new clients in subsequent years.
We maintain depositor and borrower client data on in-house servers, in the cloud and within a service bureau environment, utilizing a telecommunications network, portions of which are leased. Management has a disaster recovery plan in place with respect to the data processing system, as well as our operations as a whole.

Item 3.    Legal Proceedings
We are involved as plaintiff or defendant, from time to time, in various legal actions arising in the normal course of business. We do not anticipate incurring any material legal fees or other material liability as a result of such litigation.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of Sound Financial Bancorp is listed on The NASDAQ Capital Market under the symbol "SFBC." There were approximately 267 stockholders of record of our common stock at March 10, 2022.
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
Issuer Purchases of Equity Securities
On October 27, 2021, the Company announced that its Board of Directors authorized a new stock repurchase program effective on October 29, 2021, immediately following the expiration of the Company's prior stock repurchase program on October 28, 2021. Under the new repurchase program, the Company may repurchase its outstanding shares in the open market in an amount up to $2.0 million, based on prevailing market prices, or in privately negotiated transactions, over a period beginning on October 29, 2021, continuing until the earlier of the completion of the repurchase or the next six months, depending upon market conditions. The Company’s Board of Directors also authorized management to enter into a trading plan with a registered broker-dealer in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate repurchases of its common stock pursuant to the above-mentioned stock repurchase program.
The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended December 31, 2021:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2021 - October 31, 2021	—	$—	—	$2,000,000
November 1, 2021 - November 30, 2021	1,969	42.45	1,969	1,916,291
December 1, 2021 - December 31, 2021	932	41.96	932	1,877,133
Total	2,901	$42.29	2,901	$1,877,133
(1)The Company may repurchase shares of its common stock from time-to-time in open market transactions. The timing, volume and price of purchases are made at our discretion, and are contingent upon our overall financial condition, as well as general market conditions.

Item 6.    [Reserved]

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
We originated $243.9 million and $321.3 million of one-to-four family residential mortgage loans during the years ended December 31, 2021 and 2020, respectively. We also purchased $24.1 million of one-to-four family residential mortgage loans during the year ended December 31, 2021. During these same periods, we sold $147.4 million and $258.2 million, respectively, of one-to-four family residential mortgage loans.
Our strategic plan targets consumers, small- and medium-size businesses, and professionals in our market area for loans and deposits. In pursuit of these goals and by managing the size of our loan portfolio, we focus on including a significant amount of commercial business and commercial and multifamily real estate loans in our portfolio. A significant portion of these loans have adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. Our commercial loan portfolio (commercial and multifamily real estate and commercial business loans) decreased to $306.2 million or 44.5% of our loan portfolio at December 31, 2021, from $330.0 million or 53.6% of our loan portfolio at December 31, 2020, as most of the PPP loans held in our commercial business loan portfolio have been repaid to us by the SBA. Our consumer loan portfolio, which includes manufactured and floating homes and other consumer loans, increased to $97.7 million or 14.2% of our loan portfolio at December 31, 2021, from $75.8 million or 12.4% of our loan portfolio at December 31, 2020.
Our operating revenues are derived principally from earnings on interest-earning assets, service charges and fees, and gains on the sale of loans. The continuing low interest rate environment is expected to continue to put downward pressure on loan yields and the yields on other floating rate interest earning assets as well, which may adversely affect our net interest income and net interest margin in 2021. Our primary sources of funds are deposits (both retail and brokered), FHLB advances, borrowings through the Federal Reserve, and payments received on loans and securities. We offer a variety of deposit accounts that provide a wide range of interest rates and terms, including savings, money market, NOW, interest-bearing and noninterest-bearing demand accounts, and certificates of deposit.

An offset to net interest income is the provision for loan losses, or the recapture of the provision for loan losses, that is required to establish the allowance for loan losses at a level that adequately provides for probable losses inherent in our loan portfolio. As our loan portfolio increases, or due to an increase for probable losses inherent in our loan portfolio, our allowance for loan losses may increase, resulting in a decrease to net interest income after the provision. Improvements in loan risk ratings, increases in property values, or receipt of recoveries of amounts previously charged off may partially or fully offset any required increase to allowance for loan losses due to loan growth or an increase in probable loan losses. Our provision for loan losses was $425 thousand for the year ended December 31, 2021, compared to $925 thousand for the year ended December 31, 2020, primarily due to economic improvements in our markets as initial COVID-19 restrictions implemented in the second quarter of last year have been lifted.

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

Summary of Critical Accounting Policies and Estimates
Certain of our accounting policies are important to an understanding of our financial condition, since they require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for other-than-temporary impairment of securities, accounting for MSRs, accounting for other real estate owned, and accounting for deferred income taxes. For additional information on our accounting policies see "Note 1—Organization and Significant Accounting Policies" in the Notes to Consolidated Financial Statements contained in "Part II. Item 8. Financial Statements and Supplementary Data" of this report on Form 10-K.
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
Management reviews the level of the allowance at least quarterly and performs a sensitivity analysis on the assumptions utilized in the estimate. To strengthen our loan review and classification process, we engage an independent consultant to review our classified loans and a significant sample of recently originated non-classified loans annually. We also enhanced our credit administration policies and procedures to improve our maintenance of updated financial data on commercial borrowers. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the future provisions will not exceed past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the adjustment of reserves based upon their judgment of information available to them at the time of their examination.
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
Focusing on Asset Quality.  We believe that strong asset quality is a key to our long-term financial success. We are focused on monitoring existing performing loans, resolving nonperforming assets and selling foreclosed assets. Nonperforming assets were

$6.2 million, or 0.68% of total assets, at December 31, 2021 compared to $3.5 million or 0.40% of total assets, at December 31, 2020. We continue to seek to reduce the level of nonperforming assets through collections, modifications and sales of OREO. We also take proactive steps to resolve our non-performing loans, including negotiating payment plans, forbearances, loan modifications and loan extensions on delinquent loans when such actions have been deemed appropriate. Our goal is to maintain or improve upon our level of nonperforming assets by managing all segments of our loan portfolio in order to proactively identify and mitigate risk.
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
Emphasizing Lower Cost Core Deposits to Manage the Funding Costs of Our Loan Growth.  Our strategic focus is to emphasize total relationship banking with our clients to internally fund our loan growth. We also emphasize reducing wholesale funding sources, including FHLB advances, through the continued growth of core deposits. We believe that a continued focus on client relationships will help increase the level of core deposits and retail certificates of deposit from consumers and businesses in our market area. We intend to increase demand deposits by growing retail and business banking relationships. New technology and services are generally reviewed for business development and cost saving opportunities. We continue to experience growth in client use of our online and mobile banking services, which allow clients to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying, while providing our clients greater flexibility and convenience in conducting their banking. In addition to our retail branches, we maintain state of the art technology-based products, such as business cash management, business remote deposit products, business and consumer mobile banking applications and consumer remote deposit products. Total deposits increased to $798.3 million at December 31, 2021, from $748.0 million at December 31, 2020. At December 31, 2021, core deposits, which we define as our non-time deposit accounts and time deposit accounts of less than $250 thousand, increased $131.3 million to $755.2 million from $623.9 million at December 31, 2020. As a result of the increased liquidity from core deposits, we did not borrow against our lines of credit.
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

Comparison of Financial Condition at December 31, 2021 and December 31, 2020

	As of December 31,
	2021	2020
Selected Financial Condition Data:
Total assets	$919,691	$861,402
Total loans held for portfolio, net	680,092	607,363
Loans held-for-sale	3,094	11,604
Available-for-sale securities, at fair value	8,419	10,218
Bank-owned life insurance ("BOLI"), net	21,095	14,588
OREO and repossessed assets, net	659	594
FHLB stock, at cost	1,046	877
Total deposits	798,320	747,981
Subordinated notes, net	11,634	11,592
Stockholders' equity	$93,358	$85,484
General.  Total assets increased by $58.3 million, or 6.8%, to $919.7 million at December 31, 2021, from $861.4 million at December 31, 2020. The increase was primarily a result of an increase in loans held-for-portfolio and BOLI, partially offset by lower balances in cash and cash equivalents and decreases in loans held-for-sale.
Cash and Securities.  Cash, cash equivalents and our available-for-sale securities decreased by $12.0 million, or 5.9%, to $192.0 million at December 31, 2021 compared to the prior year. Cash and cash equivalents decreased $10.2 million, or 5.3%, to $183.6 million due to deploying cash earning a nominal yield into higher earning loans and investments. Available-for-sale securities, which consist of agency mortgage-backed securities and municipal bonds, decreased $1.8 million, or 17.6%, to $8.4 million at December 31, 2021, primarily due to calls of securities, regularly scheduled payments and maturities outpacing purchases of securities during the year.
Loans.  Loans held-for-portfolio, net, increased $72.7 million, or 12.0%, to $680.1 million at December 31, 2021 from $607.4 million at December 31, 2020. Loans held-for-sale decreased to $3.1 million at December 31, 2021 from $11.6 million at December 31, 2020 primarily due to a decline in mortgage originations reflecting reduced refinance activity.
The following table reflects the changes in the loan mix, excluding premiums and deferred fees, of our portfolio at December 31, 2021, as compared to December 31, 2020 (dollars in thousands):

	December 31,		Amount	Percent
	2021	2020	Change	Change
One-to-four family	$207,660	$130,657	$77,003	58.9%
Home equity	13,250	16,265	(3,015)	(18.5)
Commercial and multifamily	278,175	265,774	12,401	4.7
Construction and land	63,105	62,752	353	0.6
Manufactured homes	21,636	20,941	695	3.3
Floating homes	59,268	39,868	19,400	48.7
Other consumer	16,748	15,024	1,724	11.5
Commercial business	28,026	64,217	(36,191)	(56.4)
Total loans	$687,868	$615,498	$72,370	11.8

The largest dollar increases in the loan portfolio were in one-to-four family loans portfolio, which increased $77.0 million, or 58.9%, to $207.7 million driven largely by jumbo residential mortgages, floating home loans which increased $19.4 million, or 48.7%, to $59.3 million, and commercial and multifamily real estate loans, which increased $12.4 million or 4.7%, to $278.2 million. These increases were partially offset by decreases in commercial business loans, which decreased $36.2 million or 56.4% to $28.0 million, resulting from the forgiveness by the SBA of $82.8 million of PPP loans, and a decrease in home equity loans of $3.0 million, or 18.5%, to $13.3 million. We had 32 PPP loans outstanding totaling $4.2 million as of December 31, 2021.
The loan portfolio remains well-diversified with commercial and multifamily real estate loans accounting for 40.4% of the portfolio, one-to-four family real estate loans, including home equity loans, accounting for approximately 32.1% of the portfolio and consumer loans, consisting of manufactured homes, floating homes, and other consumer loans accounting for 14.2% of the total loan portfolio at December 31, 2021. Construction and land loans accounted for 9.2% of the portfolio and commercial business loans accounted for the remaining 4.1% of the portfolio at December 31, 2021.
We are continuing to provide payment relief for both consumer and business clients, most of which relief involves interest only or payment deferrals that range from 90 to 180 days. Deferred loans are re-evaluated at the end of the deferral period and will either return to the original loan terms or be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. All of these loan modifications have been made in response to the COVID-19 pandemic. At December 31, 2021, there were two one-to-four family residential loans totaling $64 thousand operating under forbearance agreements due to COVID-19. Since these loans were performing loans that were current on their payments prior to the COVID-19 pandemic, these modifications are not considered TDRs pursuant to applicable accounting and regulatory guidance until January 1, 2022. We believe the steps we are taking are necessary to effectively manage our portfolio and assist our clients through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic.
Nonperforming Assets.  At December 31, 2021, our nonperforming assets totaled $6.2 million, or 0.68% of total assets, compared to $3.5 million, or 0.40% of total assets, at December 31, 2020.
The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio at the dates indicated (dollars in thousands):

	December 31,
	2021	2020	Amount Change	Percent Change
Nonaccrual loans	$5,130	$2,710	$2,420	89.3%
Nonperforming TDRs	422	174	248	142.5
Total nonperforming loans	5,552	2,884	2,668	92.5
OREO and repossessed assets	659	594	65	10.9
Total nonperforming assets	$6,211	$3,478	$2,733	78.6%

Nonperforming loans increased $2.7 million or 92.5%, to $5.6 million at December 31, 2021, compared to the prior year primarily due to a $2.4 million commercial and multifamily loan. Nonperforming loans were 0.81% of total loans at December 31, 2021, compared to 0.47% of total loans at December 31, 2020. We had no loans greater than 90 days delinquent and still accruing at December 31, 2021 and 2020.
Allowance for Loan Losses.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of evaluation in accordance with generally accepted accounting principles in the U.S. It is our best estimate of probable incurred credit losses in our loan portfolio.

The following table reflects the adjustments in our allowance during 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
	2021	2020
Balance at beginning of period	$6,000	$5,640
Charge-offs	(136)	(690)
Recoveries	17	125
Net (charge-offs) recoveries	(119)	(565)
Provision charged to operations	425	925
Balance at end of period	$6,306	$6,000
Ratio of net (charge-offs) recoveries during the period to average loans outstanding during the period	(0.02)%	(0.08)%
Allowance as a percentage of nonperforming loans	113.58%	208.04%
Allowance as a percentage of total loans (end of period)	0.92%	0.98%
Our allowance for loan losses increased $306 thousand, or 5.1%, to $6.3 million at December 31, 2021, from $6.0 million at December 31, 2020.
Specific loan loss reserves decreased to $293 thousand at December 31, 2021, compared to $378 thousand at December 31, 2020, while general loan loss reserves increased to $5.6 million at December 31, 2021, compared to $5.2 million at December 31, 2020 and the unallocated reserve decreased to $395 thousand at December 31, 2021, compared to $406 thousand at December 31, 2020. The decrease in the unallocated reserve was primarily a result of the increase in the loan portfolio at December 31, 2021, partially offset by a positive adjustment in the qualitative factors applied to real estate related loans as a result of the improvement in economic conditions related to the strong housing market. The $4.2 million balance of PPP loans was omitted from the calculation for the allowance for loan losses at December 31, 2021, as these loans are 100% guaranteed by the SBA and management expects that the majority of the remaining PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reduce the Bank’s loan balance for the amount forgiven. Net charge-offs for the year ended December 31, 2021 totaled $119 thousand, compared to $565 thousand for the year ended December 31, 2020.
At December 31, 2021, the allowance for loan losses as a percentage of total loans and nonperforming loans was 0.92% and 113.59%, respectively, compared to 0.98% and 208.04%, respectively, at December 31, 2020.
Deposits.  Total deposits increased $50.3 million, or 6.7%, to $798.3 million at December 31, 2021 from $748.0 million at December 31, 2020. The increase was due primarily due to higher balances in existing client accounts, developing further relationships with PPP borrowers who were not previously clients, as well as reduced withdrawals reflecting changes in customer spending habits due to the COVID-19 pandemic. We continue our efforts to grow noninterest-bearing deposits, which increased $58.0 million, or 43.8%, to $190.5 million at December 31, 2021, compared to $132.5 million at December 31, 2020. Noninterest-bearing deposits represented 23.9% of total deposits at December 31, 2021, compared to 17.7% at December 31, 2020.
A summary of deposit accounts with the corresponding weighted-average cost at December 31, 2021 and 2020 is presented below (dollars in thousands):

	December 31, 2021		December 31, 2020
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$187,684	—%	$129,299	—%
Interest-bearing demand	307,061	0.19	230,492	0.44
Savings	103,401	0.08	83,778	0.27
Money market	91,670	0.21	65,748	0.39
Certificates of deposit	105,722	1.57	235,473	2.36
Escrow	2,782	—	3,191	—
Total	$798,320	0.41%	$747,981	1.01%
(1)Escrow balances shown in noninterest-bearing deposits on the Consolidated Balance Sheets.

Borrowings.  FHLB advances remained at zero throughout 2021, as we utilized our increase in deposits for funding needs. We rely on FHLB advances to fund interest-earning assets when deposits alone cannot fully fund interest-earning asset growth. Subordinated notes, net totaled $11.6 million at each of December 31, 2021 and 2020. For additional information regarding our borrowings, see "Note 10—Borrowings, FHLB Stock and Subordinated Notes" in the Notes to Consolidated Financial Statements contained in "Part II. Item 8. Financial Statements and Supplementary Data" of this report on Form 10-K.
Stockholders' Equity.  Total stockholders’ equity increased $7.9 million, or 9.2%, to $93.4 million at December 31, 2021, from $85.5 million at December 31, 2020. This increase primarily reflects $9.2 million in net income for the year ended December 31, 2021, partially offset by the payment of cash dividends of $2.0 million to common stockholders during the year ended December 31, 2021.
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

	Year Ended December 31,
	2021			2020
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$650,045	$33,389	5.14%	$665,389	$34,439	5.16%
Investments, cash and cash equivalents	221,577	485	0.22	102,539	497	0.48
Total interest-earning assets (1)	871,622	33,874	3.89%	767,928	34,936	4.54
Interest-bearing liabilities:
Savings and money market accounts	171,406	180	0.11	128,038	346	0.27
Demand and NOW accounts	289,096	611	0.21	189,643	909	0.48
Certificate accounts	158,649	2,491	1.57	242,963	5,749	2.36
Subordinated notes	11,611	672	5.79	3,345	191	5.69
Borrowings	1	—	—	16,610	255	1.53
Total interest-bearing liabilities	630,763	3,954	0.63%	580,599	7,450	1.28%
Net interest income		$29,920			$27,486
Net interest rate spread			3.26%			3.26%
Net earning assets	$240,859			$187,329
Net interest margin			3.43%			3.57%
Average interest-earning assets to average interest-bearing liabilities		138.19%			132.26%
Total deposits	797,686	3,282	0.41%	691,359	7,004	1.01%
Total funding(2)	809,298	3,954	0.49%	711,314	7,450	1.04%
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

	Year Ended December 31, 2021 vs. 2020
	Increase (Decrease) due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:
Loans	$(788)	$(262)	$(1,050)
Investments and interest-bearing accounts	261	(273)	(12)
Total interest-earning assets	(527)	(535)	(1,062)
Interest-bearing liabilities:
Savings and Money Market accounts	46	(212)	$(166)
Demand and NOW accounts	210	(508)	(298)
Certificate accounts	(1,324)	(1,934)	(3,258)
Subordinated notes	478	3	481
Borrowings	—	(255)	(255)
Total interest-bearing liabilities	$(590)	$(2,906)	$(3,496)
Change in net interest income			$2,434

Comparison of Results of Operation for the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020
Selected Operations Data:
Total interest income	$33,874	$34,936
Total interest expense	3,954	7,450
Net interest income	29,920	27,486
Provision for loan losses	425	925
Net interest income after provision for loan losses	29,495	26,561
Service charges and fee income	2,247	1,905
Earnings on cash surrender value of BOLI	416	348
Mortgage servicing income	1,284	1,027
Fair value adjustment on mortgage servicing rights ("MSRs")	(808)	(1,857)
Net gain on sale of loans	4,190	6,022
Other income	—	—
Total noninterest income	7,329	7,445
Salaries and benefits	14,257	12,083
Operations expense	5,765	5,461
Occupancy expense	1,748	1,881
Net losses and expenses on OREO and repossessed assets	(16)	5
Other noninterest expense	3,642	3,248
Total noninterest expense	25,396	22,678
Income before provision for income taxes	11,428	11,328
Provision for income taxes	2,272	2,391
Net income	$9,156	$8,937
General. Net income increased $219 thousand, or 2.5%, to $9.2 million, or $3.46 per diluted common share, for the year ended December 31, 2021, compared to $8.9 million, or $3.42 per diluted common share, for the year ended December 31, 2020. The increase was primarily a result of a $3.5 million decrease in interest expense and a $500 thousand decrease in the provision for loan losses for the year ended December 31, 2021, partially offset by a $1.1 million decrease in interest income and a $2.7 million increase in noninterest expense.
Interest Income.  Interest income decreased $1.1 million, or 3.0%, to $33.9 million for the year ended December 31, 2021, from $34.9 million for the year ended December 31, 2020. The decrease was primarily due to a 65 basis point decline in average yield on interest-earning assets and a $15.3 million decline in the average balance of outstanding loans. Interest income on loans decreased $1.1 million, or 3.0%, to $33.4 million for the year ended December 31, 2021, compared to $34.4 million for the year ended December 31, 2020, driven by lower average total loans resulting primarily from the decline in commercial and multifamily loans and commercial business loans, partially offset a two basis points decline in the average yield on loans. The average balance of total loans was $650.0 million for the year ended December 31, 2021, compared to $665.4 million for the year ended December 31, 2020. The average yield on total loans was 5.14% for the year ended December 31, 2021, compared to 5.16% for the year ended December 31, 2020. For the year ended December 31, 2021, the average balance of PPP loans was $35.3 million and the average yield on PPP loans was 8.55%, including the recognition of the net deferred fees, with a positive impact on average loan yield of 20 basis points. For the year ended December 31, 2020, the average balance of PPP loans was $46.7 million and the average yield on PPP loans was 4.30%, including the recognition of deferred fees, with a negative impact on average loan yield of six basis points. Interest income included $3.0 million in fees earned related to PPP loans in the year ended December 31, 2021, compared to $2.0 million in the same period a year ago.
Interest income on the investment portfolio and cash and cash equivalents decreased $12 thousand, or 2.4%, to $485 thousand for the year ended December 31, 2021, compared to $497 thousand for the year ended December 31, 2020. The decrease in the interest income on investment securities and cash and cash equivalents was due to lower average yields, partially offset by higher average balances. The average yield on investments and cash and cash equivalents was 0.22% for the year ended December 31, 2021, compared to 0.48% for the year ended December 31, 2020, primarily due to the substantial increase in cash and cash equivalents earning a nominal yield.

Interest Expense.  Interest expense decreased $3.5 million, or 46.9%, to $4.0 million for the year ended December 31, 2021, from $7.5 million for the year ended December 31, 2020, primarily as a result of declining deposit costs and a higher percentage of noninterest bearing deposits to total deposits.
Interest expense on deposits decreased $3.7 million, or 53.1%, to $3.3 million for the year ended December 31, 2021, compared to $7.0 million for the same period a year ago. The decrease was primarily the result of a decline in the average cost of deposits reflecting reduced market rates paid on deposits and the change in the mix of deposits reflecting the managed runoff of higher cost certificates of deposit. The average cost of total deposits decreased 60 basis points to 0.41% for the year ended December 31, 2021, from 1.01% for the year ended December 31, 2020.
Interest expense on borrowings and subordinated notes increased $226 thousand, or 50.7%, to $672 thousand for the year ended December 31, 2021, which was comprised solely of interest expense on our subordinated notes, compared to $446 thousand for the year ended December 31, 2020, which was comprised of interest expense on subordinated notes for one quarter in 2020 and FHLB advances. Average borrowings and subordinated notes decreased $8.3 million, to $11.6 million for the year ended December 31, 2021, which consisted solely of subordinated notes, from $20.0 million for the year ended December 31, 2020, which consisted of both FHLB advances and subordinated notes. The average cost of the subordinated notes and FHLB advances was 5.79% for the year ended December 31, 2021, compared to 2.23% for the year ended December 31, 2020.
Net Interest Income.  Net interest income increased $2.4 million, or 8.9%, to $29.9 million for the year ended December 31, 2021, from $27.5 million for the year ended December 31, 2020. Our net interest margin was 3.43% and 3.57% for the years ended December 31, 2021 and 2020, respectively. The increase in net interest income primarily resulted from the decline in the average rate paid on deposits and a decline in the average balance of certificates of deposit accounts, partially offset by a decline in the average loan balance. The decrease in net interest margin was primarily due to a decline in rates paid on interest-bearing liabilities exceeding the decline in yields earned on interest-earning assets. During the year ended December 31, 2021, the average yield earned on PPP loans, including the recognition of the net deferred fees for PPP loans repaid and forgiven by the SBA, resulted in a positive impact to the net interest margin of 22 basis points, compared to a positive impact of five basis points from our origination of low yielding PPP loans during the same period in 2020.
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
A provision for loan losses of $425 thousand was recorded for the year ended December 31, 2021, compared to $925 thousand provision for loan losses for the year ended December 31, 2020. The $500 thousand decrease in the provision for loan losses during the year was primarily due to a decrease in the average balance of loans held-for-portfolio between the periods, a positive adjustment to the qualitative factors applied to real estate related loans as a result of improvement in economic conditions related to the strong housing market, partially offset by a $2.7 million increase in non-performing loans from December 31, 2020. Our allowance for loan losses as of December 31, 2021, not only reflects probable and inherent credit losses based upon the economic conditions that existed as of December 31, 2021, but also reflects the inherent economic improvements in our markets as initial COVID-19 restrictions implemented in the second quarter of last year have been lifted. Net charge-offs for the year ended December 31, 2021 totaled $119 thousand, compared to $565 thousand for the year ended December 31, 2020.
While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, that future provisions will not exceed past provisions, or that any increased provisions which may be required in the future will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the adjustment of reserves based upon their judgment of information available to them at the time of their examination.

Noninterest Income.  Noninterest income decreased $116 thousand, or 1.6%, to $7.3 million for the year ended December 31, 2021, as compared to $7.4 million for the year ended December 31, 2020, as reflected below (dollars in thousands):

	Year Ended December 31,		Amount Change	Percent Change
	2021	2020
Service charges and fee income	$2,247	$1,905	$342	18.0%
Earnings on cash surrender value of BOLI	416	348	68	19.5
Mortgage servicing income	1,284	1,027	257	25.0
Fair value adjustment on mortgage servicing rights	(808)	(1,857)	1,049	(56.5)
Net gain on sale of loans	4,190	6,022	(1,832)	(30.4)
Total noninterest income	$7,329	$7,445	$(116)	(1.6)%
The decrease in noninterest income during the year ended December 31, 2021, compared to the same period in 2020 primarily was due to the decrease in net gain on sale of loans, partially offset by improvement in the fair value adjustment on mortgage servicing rights, and increases in service charges and fees, and mortgage servicing income. Net gain on sale of loans decreased due to the decrease in sales volume, primarily due to lower originations due to reduced refinance activity, partially offset by higher margins on sale. Loans sold during the year ended December 31, 2021, totaled $147.4 million, compared to $176.0 million during the year ended December 31, 2020. Service charges and fee income increased primarily due to higher debit/ATM interchange fees. Mortgage servicing income was higher as a result of our mortgage servicing portfolio increasing to $508.1 million at December 31, 2021 compared to $488.7 million at December 31, 2020.
Noninterest Expense.  Noninterest expense increased $2.7 million, or 12.0%, to $25.4 million during the year ended December 31, 2021, compared to $22.7 million during the year ended December 31, 2020, as reflected below (dollars in thousands):

	Year Ended December 31,		Amount Change	Percent Change
	2021	2020
Salaries and benefits	$14,257	$12,083	$2,174	18.0%
Operations	5,765	5,461	304	5.6
Regulatory assessments	379	590	(211)	(35.8)
Occupancy	1,748	1,881	(133)	(7.1)
Data processing	3,263	2,658	605	22.8
Net gain on OREO and repossessed assets	(16)	5	(21)	(420.0)
Total noninterest expense	$25,396	$22,678	$2,718	12.0%
Salaries and benefits, the largest driver of noninterest expense, increased primarily due to discretionary bonuses paid for added efforts associated with the Company's COVID-19 response, higher wages, lower deferred compensation and higher medical expenses, partially offset by a decrease in commission expense related to a decline in mortgage originations during 2021 as compared to 2020. Data processing expense increased due to technology investments and variable costs associated with increased loan originations. Operations expense increased primarily due to increases in marketing expenses, reserve for unfunded commitments, and professional fees. The increase in the reserve for unfunded commitments primarily resulted from an increase in construction loan commitments. Regulatory assessments decreased due to lower FDIC assessments in 2021 and regulatory exam costs included in the 2020 balance. Occupancy expense decreased due to the closure of one branch location in June 2020.
The efficiency ratio for the year ended December 31, 2021 was 68.18%, compared to 64.92% for the year ended December 31, 2020. The weakening in the efficiency ratio for the year ended December 31, 2021 was primarily due to higher noninterest expense and lower revenues.
Income Tax Expense. The provision for income taxes decreased $119 thousand, or 5.0% to $2.3 million for the year ended December 31, 2021, compared to $2.4 million for the year ended December 31, 2020, due to a lower effective tax rate, partially offset by an increase in taxable net income. The effective tax rates for the years ended December 31, 2021 and 2020 were 19.9% and 21.1%, respectively.

Capital and Liquidity
Capital. Shareholders’ equity totaled $93.4 million at December 31, 2021 and $85.5 million at December 31, 2020. In addition to net income of $9.2 million, other sources of capital during 2021 included $182 thousand in proceeds from stock option exercises, $468 thousand related to the allocation of ESOP shares during the year and $360 thousand related to stock-based compensation. Uses of capital during 2021 included $2.0 million of dividends paid on common stock, other comprehensive loss, net of tax, of $101 thousand and $152 thousand of stock repurchases.
We paid regular quarterly dividends of $0.17 per common share and a special dividend of $0.10 per common share during 2021, and regularly quarterly dividends per share of $0.15 per share during 2020 and a special dividend of $0.20 per common share during 2020. This equates to a dividend payout ratio of 22.3% in 2021 and 23.2% in 2020. The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment during 2022 at this rate of $0.17 per share, our average total dividend paid each quarter would be approximately $446 thousand based on the number of our current outstanding shares (which assumes no increases or decreases in the number of shares, except in connection with the anticipated vesting of currently outstanding equity awards).
The dividends, if any, we may pay may be limited as more fully discussed under “Business—How We Are Regulated—Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of this Form 10-K.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans may also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On April 28, 2021, the Company’s board of directors authorized a stock repurchase program to allow the Company to repurchase, over a six-month period, up to $2.0 million of the Company’s outstanding shares in the open market or in privately negotiated transactions. On October 27, 2021, the Company’s board of directors authorized a new stock repurchase, effective upon the expiration of the prior stock repurchase program on October 28, 2021, with the same parameters as the prior stock repurchase program. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” contained in Item 5, Part II of this Form 10-K for additional information relating to stock repurchases.
Liquidity. Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The objective of our liquidity management is to manage cash flow and liquidity reserves so that they are adequate to fund our operations and to meet obligations and other commitments on a timely basis and at a reasonable cost. We seek to achieve this objective and ensure that funding needs are met by maintaining an appropriate level of liquid funds through asset/liability management, which includes managing the mix and time to maturity of financial assets and financial liabilities on our balance sheet. Our liquidity position is enhanced by our ability to raise additional funds as needed in the wholesale markets.
Asset liquidity is provided by liquid assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets generally include cash, interest-bearing deposits in banks, securities available for sale, maturities and cash flow from securities, sales of fixed rate residential mortgage loans in the secondary market and federal funds sold. Liability liquidity generally is provided by access to funding sources which include core deposits and advances from the FHLB and other borrowing relationships with third party financial institutions.
Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs.

As of December 31, 2021, we had $192.0 million in cash and available-for-sale investment securities and $3.1 million in loans held-for-sale. At December 31, 2021, we had the ability to borrow an additional $101.5 million in FHLB advances and access to additional borrowings of $22.4 million through the Federal Reserve's discount window, in each case subject to certain collateral requirements. We had no outstanding advances or borrowings with the FHLB or Federal Reserve at December 31, 2021. In addition, we also had available $20.0 million of credit facilities with other financial institutions, with no balance outstanding at December 31, 2021. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible. As of December 31, 2021, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us. For additional details, see “Note 10—Borrowings, FHLB Stock and Subordinated Notes” in the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.
In the ordinary course of business, we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such payments as of December 31, 2021. These include payments related to (i) long-term borrowings (Note 10—Borrowings, FHLB Stock and Subordinated Notes), (ii) time deposits with stated maturity dates (Note 9—Deposits) (iii) operating leases (Note 12—Leases) and (iv) commitments to extend credit and standby letters of credit (Note 18—Commitments and Contingencies).
Sound Financial Bancorp is a separate legal entity from Sound Community Bank and must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to Sound Community Bank), Sound Financial Bancorp is responsible for paying for any stock repurchases, dividends declared to its stockholders, interest and principal on outstanding debt, and other general corporate expenses.
Sound Financial Bancorp is a holding company and does not conduct operations; its sources of liquidity are generally dividends up-streamed from Sound Community Bank, interest on investment securities, if any, and borrowings from outside sources. Banking regulations may limit the dividends that may be paid to us by Sound Community Bank. See, “Business — How We Are Regulated — Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of this Form 10-K. During the third quarter of 2020, the Company completed a private placement of $12.0 million in aggregate principal of subordinated notes resulting in net proceeds, after placement fees and offering expenses, of approximately $11.6 million. The Company contributed $5.5 million of the net proceeds from the sale of the subordinated notes to the Bank and retained the remaining net proceeds to be used for general corporate purposes. At December 31, 2021 Sound Financial Bancorp, on an unconsolidated basis, had $4.2 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.
See also the "Consolidated Statements of Cash Flows" included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K, for further information.

Regulatory Capital. Sound Community Bank is subject to minimum capital requirements imposed by regulations of the FDIC. Capital adequacy requirements are quantitative measures established by regulation that require Sound Community Bank to maintain minimum amounts and ratios of capital. Based on its capital levels at December 31, 2021, Sound Community Bank exceeded these requirements at that date. Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC.
Beginning January 2020, the Bank elected to use the CBLR framework. A bank that elects to use the CBLR framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act will generally be considered "well-capitalized" and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0%. At December 31, 2021, the Bank’s CBLR was 10.92%, which exceeded the minimum requirements. For additional details, see “Note 16—Capital” in the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" and "Item 1. Business—How We Are Regulated—Regulation of Sound Community Bank—Capital Rules" of this Form 10-K.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank-only basis and the Federal Reserve expects the holding company's subsidiary banks to be "well-capitalized" under the prompt corrective action regulations. If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2021, Sound Financial Bancorp would have exceeded all regulatory capital requirements. The estimated CBLR calculated for Sound Financial Bancorp at December 31, 2021 was 10.09%.

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
As part of our efforts to monitor and manage interest-rate risk, we maintain an interest-rate risk model and utilize software and resources provided by a third party. The model contains several assumptions that are based upon a combination of proprietary and market data that reflect historical results and current market conditions. These assumptions relate to interest rates, prepayments, deposit decay rates and the market value of certain assets under the various interest-rate scenarios. The model's capital at risk measure, also known as the Economic Value of Equity ("EVE"), evaluates the change in the projected EVE over a two-year period given an immediate increase or decrease in interest rates. The EVE presents a hypothetical valuation of equity and is defined as the present value of projected asset cash flows less the present value of projected liability cash flows. EVE values only the current position of the balance sheet at December 31, 2021, and therefore does not incorporate any new business assumptions that might be inherent in a simulation of net interest income. Our projections generally assume instantaneous parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and downward of the yield curve 100, 200, 300, and 400 basis points (assuming the shift does not result in negative interest rates) occurring immediately. Given that the targeted Federal Funds Rate at December 31, 2021 was 0.07%, and the EVE model does not allow for negative interest rates, the downward shifts of 100- through 400-basis points are not reported in the table below. Management and the Board of Directors review these measurements on a quarterly basis to determine whether our interest-rate exposure is within the limits established by the Board of Directors.
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

As indicated in the following table (dollars in thousands), our EVE shows an asset sensitive position at December 31, 2021. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.

December 31, 2021
Change in Interest Rates in Basis Points (bps)	Economic Value of Equity			EVE Ratio %
	$ Amount	$ Change	% Change
+400	$174,807	$15,753	9.90%	21.2%
+300	173,921	14,867	9.35	20.6
+200	171,695	12,641	7.95	19.8
+100	167,654	8,600	5.41	18.9
0	159,054	—	—	17.5
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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Sound Financial Bancorp, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sound Financial Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.
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
Allowance for Loan Losses
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for loan losses balance was $6.3 million at December 31, 2021. The allowance for loan losses is maintained to provide for probable incurred losses in the loan portfolio based upon evaluating known and inherent risks in the loan portfolio. The level of the allowance reflects the Company’s view of trends in loan loss activity, current loan portfolio quality and present economic, political and regulatory conditions. The allowance is provided based upon management's ongoing assessments of the pertinent factors underlying the quality of the loan portfolio. These factors include, but are not limited to, changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectability may not be assured. The Company uses internally assigned loan grades to stratify loans into pools and to estimate inherent loss rates for each of the loan pools, which are used in the calculation of the allowance for loan losses. The Company includes an additional factor to the allowance to account for loans with certain assigned grades that represent a higher credit risk.
We identified management’s internally assigned grades of loans and the estimation of qualitative factors, both of which are used in the allowance for loan losses calculation, as critical audit matters. Determination of the assigned loan grades involves significant management judgement. The qualitative factors are used to estimate losses related to factors that are not captured in the historical loss rates and are based on management’s evaluation of available internal and external data and involves significant management judgement. Auditing management’s judgments relating to the determination of internally assigned grades and qualitative factors involved a high degree of subjective auditor judgment.
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
March 14, 2022

We have served as the Company’s auditor since 2002.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$183,590	$193,828
Available-for-sale securities, at fair value	8,419	10,218
Loans held-for-sale	3,094	11,604
Loans held for portfolio	686,398	613,363
Allowance for loan losses	(6,306)	(6,000)
Total loans held for portfolio, net	680,092	607,363
Accrued interest receivable	2,217	2,254
Bank-owned life insurance ("BOLI"), net	21,095	14,588
Other real estate owned ("OREO") and repossessed assets, net	659	594
Mortgage servicing rights ("MSR"), at fair value	4,273	3,780
Federal Home Loan Bank ("FHLB") stock, at cost	1,046	877
Premises and equipment, net	5,819	6,270
Lease right of use assets, net	5,811	6,722
Other assets	3,576	3,304
Total assets	$919,691	$861,402
LIABILITIES
Deposits
Interest-bearing	$607,854	$615,491
Noninterest-bearing demand	190,466	132,490
Total deposits	798,320	747,981
Borrowings	—	—
Accrued interest payable	200	369
Lease liabilities	6,242	7,134
Other liabilities	8,571	7,674
Advance payments from borrowers for taxes and insurance	1,366	1,168
Subordinated notes, net	11,634	11,592
Total liabilities	826,333	775,918
COMMITMENTS AND CONTINGENCIES (Notes 12 and 18)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,613,768 and 2,592,587 issued and outstanding at December 31, 2021 and 2020, respectively	26	25
Additional paid-in capital	27,956	27,106
Unearned shares - Employee Stock Ownership Plan ("ESOP")	—	(113)
Retained earnings	65,237	58,226
Accumulated other comprehensive income, net of tax	139	240
Total stockholders' equity	93,358	85,484
Total liabilities and stockholders' equity	$919,691	$861,402
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
INTEREST INCOME
Loans, including fees	$33,389	$34,439
Interest and dividends on investments, cash and cash equivalents	485	497
Total interest income	33,874	34,936
INTEREST EXPENSE
Deposits	3,282	7,004
Borrowings	—	255
Subordinated notes	672	191
Total interest expense	3,954	7,450
Net interest income	29,920	27,486
PROVISION FOR LOAN LOSSES	425	925
Net interest income after provision for loan losses	29,495	26,561
NONINTEREST INCOME
Service charges and fee income	2,247	1,905
Earnings on cash surrender value of BOLI	416	348
Mortgage servicing income	1,284	1,027
Fair value adjustment on MSRs	(808)	(1,857)
Net gain on sale of loans	4,190	6,022
Total noninterest income	7,329	7,445
NONINTEREST EXPENSE
Salaries and benefits	14,257	12,083
Operations	5,765	5,461
Regulatory assessments	379	590
Occupancy	1,748	1,881
Data processing	3,263	2,658
Net (gain)/loss and expenses on OREO and repossessed assets	(16)	5
Total noninterest expense	25,396	22,678
Income before provision for income taxes	11,428	11,328
Provision for income taxes	2,272	2,391
Net income	$9,156	$8,937
Earnings per common share:
Basic	$3.52	$3.46
Diluted	$3.46	$3.42
Weighted average number of common shares outstanding:
Basic	2,582,775	2,562,650
Diluted	2,626,516	2,592,532
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2021	2020
Net income	$9,156	$8,937
Available for sale securities:
Unrealized (losses)/gains arising during the year	(128)	82
Income tax benefit/(expense) related to unrealized losses/gains	27	(17)
Other comprehensive (loss)/income, net of tax	(101)	65
Comprehensive income	$9,055	$9,002
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders' Equity
Balance at December 31, 2020	2,592,587	$25	$27,106	$(113)	$58,226	$240	$85,484
Net income					9,156		9,156
Other comprehensive loss, net of tax benefit						(101)	(101)
Share-based compensation			360				360
Restricted stock awards issued	10,168						—
Cash dividends on common stock ($0.78 per share)					(2,039)		(2,039)
Common stock repurchased	(3,657)	—	(46)	—	(106)	0	(152)
Common stock surrendered	(4,091)		—		—		—
Restricted shares forfeited	(1,890)						—
Common stock options exercised	20,651	1	181				182
Allocation of ESOP shares			355	113			468
Balance at December 31, 2021	2,613,768	$26	$27,956	$—	$65,237	$139	$93,358

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders' Equity
Balance at December 31, 2019	2,567,389	$25	$26,343	$(227)	$51,410	$175	$77,726
Net income					8,937		8,937
Other comprehensive income, net of tax						65	65
Share-based compensation			338				338
Restricted stock awards issued	13,600						—
Cash dividends on common stock ($0.80 per share)					(2,072)		(2,072)
Common stock surrendered	(3,423)						—
Common stock repurchased	(2,477)		(24)		(49)		(73)
Restricted shares forfeited	(1,915)						—
Common stock options exercised	19,413		239				239
Allocation of ESOP shares			210	114			324
Balance at December 31, 2020	2,592,587	$25	$27,106	$(113)	$58,226	$240	$85,484
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,156	$8,937
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net discounts on investments	134	160
Provision for loan losses	425	925
Depreciation and amortization	676	905
Compensation expense related to stock options and restricted stock	360	338
Fair value adjustment on mortgage servicing rights	808	1,857
Right of use assets amortization	911	919
Change in lease liabilities	(892)	(876)
Increase in cash surrender value of BOLI	(416)	(348)
Net change in advances from borrowers for taxes and insurance	198	(137)
Deferred income tax	(43)	355
Net gain on sale of loans	(4,190)	(6,022)
Proceeds from sale of loans held-for-sale	150,325	258,531
Originations of loans held-for-sale	(138,926)	(265,448)
Net gain on OREO and repossessed assets	(16)	—
Change in operating assets and liabilities:
Accrued interest receivable	37	(48)
Other assets	(202)	19
Accrued interest payable	(169)	143
Other liabilities	897	(694)
Net cash provided by (used in) operating activities	19,073	(484)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(1,950)	(8,889)
Proceeds from principal payments, maturities and sales of available-for-sale securities	3,529	7,909
Net increase in loans	(73,238)	5,940
Purchase of BOLI	(6,091)	(57)
Purchases of premises and equipment, net	(225)	(407)
Proceeds from sale of OREO and other repossessed assets	35	—
Net cash (used in) provided by investing activities	(77,940)	4,496
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	50,339	131,263
Proceeds from borrowings	—	174,291
Repayment of borrowings	—	(181,791)
Proceeds from subordinated notes, net	—	11,582
FHLB stock purchased	(169)	283
Common stock repurchases	(152)	(73)
Allocation of ESOP shares	468	324
Dividends paid on common stock	(2,039)	(2,072)
Proceeds from common stock option exercises	182	239
Net cash provided by financing activities	48,629	134,046
Net change in cash and cash equivalents	(10,238)	138,058

Cash and cash equivalents, beginning of period	193,828	55,770
Cash and cash equivalents, end of period	$183,590	$193,828
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$2,895	$1,960
Interest paid on deposits, borrowings and subordinated debt	4,123	7,307
Loans transferred from loans held-for-portfolio to OREO and repossessed assets	84	19
Noncash transfer from assets in process to premises and equipment	144	692

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
The accompanying consolidated financial statements include the accounts of Sound Financial Bancorp and its wholly-owned subsidiaries, Sound Community Bank and Sound Community Insurance Agency, Inc. All significant intercompany balances and transactions between Sound Financial Bancorp and its subsidiaries have been eliminated in consolidation.
Cash and cash equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in banks and interest-bearing deposits. All have original maturities of three months or less and may exceed federally insured limits.
Investment securities – Investment securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale or (3) trading. The Company had no held-to-maturity or trading securities at December 31, 2021 or 2020. Available-for-sale securities consist of debt securities that the Company has the intent and ability to hold for an indefinite period, but not necessarily to maturity. Such securities may be sold to implement the Company's asset/liability management strategies and/or in response to changes in interest rates and similar factors. Available-for-sale securities are reported at fair value. Dividend and interest income are recognized when earned.
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
A loan is considered impaired when it is probable that the Company will be unable to collect all amounts (principal and interest) due according to the contractual terms of the original loan agreement. When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when, as a practical expedient, the current fair value of the collateral, reduced by costs to sell, is used. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest), impairment is recognized by charging off the impaired portion or creating or adjusting a specific allocation of the allowance for loan losses. The Company recognizes interest income on impaired loans, including cash receipts, based on its existing methods of recognizing interest income on nonaccrual loans.
A loan is classified as a troubled debt restructuring ("TDR") when certain concessions have been made to the contractual terms, such as reductions of interest rates or deferrals of interest or principal payments due to the borrower's deteriorated financial condition. All TDRs are reported and accounted for as impaired loans.
In March 2020, the Company began offering short-term loan modifications to assist borrowers during the novel coronavirus disease 2019 ("COVID-19") pandemic. The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") and related bank regulatory guidance provides that a short-term modification made in response to COVID-19 and which meets certain criteria does not need to be placed on nonaccrual status or accounted for as a TDR, pursuant to applicable accounting and regulatory guidance until the earlier of 60 days after the national emergency termination date or January 1, 2022. At December 31, 2021, there were two one-to-four family residential loans totaling $64 thousand operating under forbearance agreements due to COVID-19. Since these loans were performing loans that were current on their payments prior to the COVID-19 pandemic, these modifications are not considered TDRs pursuant to applicable accounting and regulatory guidance until January 1, 2022. The Company continues to monitor these loans through its normal credit risk processes.
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
The general component of the allowance for loan losses covers non-impaired loans and is determined using a formula-based approach. The formula first incorporates either the historical loss rates of the Company or the historical loss rates of its peer group if minimal loss history exists. This historical loss rate factor is then adjusted for qualitative factors. Qualitative factors are used to estimate losses related to factors that are not captured in the historical loss rates and are based on management’s evaluation of available internal and external data and involve significant management judgement. Qualitative factors include changes in lending standards, changes in economic conditions, changes in the nature and volume of loans, changes in lending management, changes in delinquencies, changes in the loan review system, changes in the value of collateral, the existence of concentrations, and the impact of other external factors. Finally, the general component of the allowance for loan losses is adjusted for changes in the assigned grades of loans, which include the following: pass, watch, special mention, substandard, doubtful, and loss. As loans are downgraded from watch to the lower categories, they are assigned an additional factor to account for the increased credit risk. Loan grades involve significant management judgment.
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
Mortgage servicing rights – MSRs represent the value associated with servicing residential mortgage loans, when the mortgage loans have been sold into the secondary market and the related servicing has been retained by the Company. The Company may also purchase MSRs. The value is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. The Company measures its mortgage servicing assets at fair value and reports changes in fair value through earnings under the caption fair value adjustment on MSRs in other income in the period in which the change occurs. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimates and actual prepayment speeds and default rates and losses. Currently, we do not hedge the effects of changes in fair value of our servicing assets.

Premises and equipment – Premises, leasehold improvements and furniture and equipment are carried at cost, less accumulated depreciation and amortization. Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from 1 to 10 years. The cost of leasehold improvements is amortized using the straight-line method over the terms of the related leases. The cost of premises is amortized using the straight-line method over the estimated useful life of the building, up to 39 years. Management reviews premises, leasehold improvements and furniture and equipment for impairment when factors exist indicating potential impairment.
Bank-owned life insurance, net – The carrying amount of BOLI approximates its fair value, and is estimated using the cash surrender value, net of any surrender charges.
Federal Home Loan Bank stock – The Company is a member of the FHLB of Des Moines. FHLB stock represents the Company's investment in the FHLB and is carried at par value, which reasonably approximates its fair value. As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2021 and 2020, the Company's minimum required investment in FHLB stock was $1.0 million and $877 thousand, respectively. Typically, the Company may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.
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
Off-balance-sheet credit-related financial instruments – In the normal course of operations, the Company engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments, letters of credit and lines of credit. Such financial instruments are recorded when they are funded. The Company also maintains a separate allowance for off-balance sheet credit commitments. Management estimates anticipated losses using historical data and utilization assumptions. The allowance for off-balance sheet credit commitments totaled $405 thousand and $256 thousand at December 31, 2021 and 2020 and is included in other liabilities on the consolidated balance sheets.

Advertising costs – The Company expenses advertising costs as they are incurred. Advertising costs, including other marketing expenses were $415 thousand and $249 thousand for the years ended December 31, 2021 and 2020, respectively.
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
Intangible assets – At December 31, 2021 and 2020, the Company had $97 thousand and $128 thousand, respectively, of identifiable intangible assets included in other assets as a result of the acquisition of deposits from other institutions. These assets are amortized using the straight-line method over a period of eight to ten years and have a remaining weighted average life of 3.3 years. Management reviews intangible assets for impairment on an annual basis. No impairment losses have been recognized in the periods presented.
Employee stock ownership plan – The Company sponsors a internally-leveraged ESOP. As shares are committed to be released, compensation expense is recorded equal to the market price of the shares, and the shares become outstanding for purposes of earnings per share calculations. Cash dividends on allocated shares (those credited to ESOP participants' accounts) are recorded as a reduction of stockholders' equity and distributed directly to participants' accounts. Cash dividends on unallocated shares (those held by the ESOP not yet credited to participants' accounts) are used to pay administrative expenses and debt service requirements of the ESOP. See "Note 14—Employee Benefits" for further information.
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
Share-Based Compensation – The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. These costs are recognized on a straight-line basis over the vesting period during which an employee is required to provide services in exchange for the award, also known as the requisite service period. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. When determining the estimated fair value of stock options granted, the Company utilizes various assumptions regarding the expected volatility of the stock price, the risk-free interest rate for periods within the contractual life of the stock option, and the expected dividend yield that the Company expects over the expected life of the options granted. Reductions in compensation expense associated with forfeited options are expensed based on actual forfeiture experience. The Company measures the fair value of the restricted stock using the closing market price of the Company's common stock on the date of grant. The Company expenses the grant date fair value of the Company's stock options and restricted stock with a corresponding increase in equity. When shares are required to be issued under share-based awards, it is typically the Company’s policy to issue new shares of stock.
Reclassifications – Certain amounts reported in prior years' consolidated financial statements may be reclassified to conform to the current presentation. The results of the reclassifications are typically not considered material and have no effect on previously reported net income, earnings per share or stockholders' equity. There were no reclassifications to prior year amounts in the current year.

Note 2—Accounting Pronouncements Recently Issued or Adopted
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
In October 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-08, “Receivables – Nonrefundable Fees and Other Costs” (“ASU 2020-08”). ASU 2020-08 clarifies that the Company should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. ASU 2020-08 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this ASU effective January 1, 2021. The adoption of ASU 2018-13 did not have a material impact on the Company's consolidated financial statements.
On March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform" ("Topic 848"). This ASU applies to contracts, hedging relationships, and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract re-measurement or reassessment of a previous accounting determination. In January 2021, ASU 2021-01 clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. A portion of the Bank’s commercial real estate loans and its interest rate swap-related transactions are the majority of the Company's LIBOR exposure. Effective January 25, 2021, the Company adhered to the Interbank Offered Rate Fallbacks Protocol as published by the International Swaps and Derivatives Association, Inc. and recommended by the Alternative Reference Rates Committee.This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by removing the exception to the incremental approach for intra-

period tax allocation when there is a loss from continuing operations and income or a gain from other items, removing the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, and removing the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of ASU 2019-12 did not have a material impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU modifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Disclosure requirements removed from FASB Subtopic 715-20 include the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, the amount and timing of plan assets expected to be returned to the employer, related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan, and, for public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic benefit costs and benefit obligation for postretirement health care benefits. Disclosure requirements added to FASB Subtopic 715-20 include the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates, and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. This ASU is effective for fiscal years ending after December 15, 2020. The Company adopted this ASU effective January 1, 2021. The adoption of ASU No. 2018-14 did not have a material impact on the Company's consolidated financial statements.
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

Note 3—Restricted Cash
Federal Reserve System ("Federal Reserve") regulations require that the Company maintain certain minimum reserve balances either as cash on hand or on deposit with the Federal Reserve Bank, based on a percentage of deposits. In March 2020, the Federal Reserve announced that it would be reducing the reserve requirement for all depository institutions to zero percent effective March 26, 2020. The Company' reserve balances were zero at December 31, 2021 and 2020, respectively.

Note 4—Investments
The amortized cost and fair value of available-for-sale securities and the corresponding amounts of gross unrealized gains and losses at December 31, 2021 and 2020 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2021
Municipal bonds	$5,931	$148	$(13)	$6,066
Agency mortgage-backed securities	2,312	53	(12)	2,353
Total available-for-sale securities	$8,243	$201	$(25)	$8,419

December 31, 2020
Municipal bonds	$5,209	$204	$—	$5,413
Agency mortgage-backed securities	4,706	105	(6)	4,805
Total available-for-sale securities	$9,915	$309	$(6)	$10,218
The following table details the amortized cost and fair value of available-for-sale securities at December 31, 2021, by contractual maturity (in thousands). Expected maturities of available-for-sale securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	December 31, 2021
	Amortized Cost	Fair Value	Weighted-Average Yield
Due within one year	$260	$266	3.80%
Due in one to five years	151	160	2.58
Due after five to ten years	1,226	1,319	5.27
Due after ten years	4,294	4,321	2.68
Mortgage-backed securities	2,312	2,353	1.81
Total	$8,243	$8,419	3.12%
There were no pledged securities at December 31, 2021 and 2020. There were no sales of available-for-sale securities during the years ended December 31, 2021 and 2020.
The following tables summarize the aggregate fair value and gross unrealized loss by length of time of those investments that have been in a continuous unrealized loss position at December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$1,632	$(13)	$—	$—	$1,632	$(13)
Agency mortgage-backed securities	$—	$—	$402	$(12)	$402	$(12)
Total	$1,632	$(13)	$402	$(12)	$2,034	$(25)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$1,618	$(6)	$—	$—	$1,618	$(6)
Total	$1,618	$(6)	$—	$—	$1,618	$(6)

There were no credit losses recognized in earnings during the years ended December 31, 2021 and 2020 relating to the Company's securities.
At December 31, 2021, the securities portfolio consisted of 10 agency mortgage-backed securities and 10 municipal securities with a fair value of $8.4 million. At December 31, 2020, the securities portfolio consisted of 16 agency mortgage-backed securities and 10 municipal bonds with a fair value of $10.2 million. At December 31, 2021, there were two securities in an unrealized loss position for less than 12 months, and there was one security in an unrealized loss position for more than 12 months. At December 31, 2020, there were six securities in an unrealized loss position for less than 12 months, and there were no securities in an unrealized loss position for more than 12 months. For both the 2021 and 2020 periods, the unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. The unrealized losses on these investments are not considered OTTI losses during the years ended December 31, 2021 and 2020, because the decline in fair value is not attributable to credit quality and because we do not intend, and it is not likely that we will be required, to sell these securities before recovery of their amortized cost basis.

Note 5—Loans
The composition of the loan portfolio, excluding loans held-for-sale, at December 31, 2021 and 2020 is as follows (in thousands):

	December 31,
	2021	2020
Real estate loans:
One-to-four family	$207,660	$130,657
Home equity	13,250	16,265
Commercial and multifamily	278,175	265,774
Construction and land	63,105	62,752
Total real estate loans	562,190	475,448
Consumer loans:
Manufactured homes	21,636	20,941
Floating homes	59,268	39,868
Other consumer	16,748	15,024
Total consumer loans	97,652	75,833
Commercial business loans	28,026	64,217
Total loans	687,868	615,498
Premiums for purchased loans(1)	897	—
Deferred fees	(2,367)	(2,135)
Total loans, gross	686,398	613,363
Allowance for loan losses	(6,306)	(6,000)
Total loans, net	$680,092	$607,363
(1)Includes premiums of $556 thousand related to one-to-four family loans, $181 thousand related to commercial and multifamily loans, and $160 thousand related to commercial business loans as of December 31, 2021.

The Company was automatically authorized to participate in the Small Business Administration's (“SBA”) Paycheck Protection Program (“PPP”) as a qualified U.S. SBA lender. The Bank began originating PPP loans following the enactment of the CARES Act in April 2020. PPP loans are fully guaranteed by the SBA, intended for businesses impacted by the COVID-19 pandemic and designed to provide near term relief to help small businesses sustain operations. These loans have either a two-year or five-year maturity date and earn interest at 1%. The Bank also earns a fee based on the size of the loan, which is recognized over the life of the loan. Through December 31, 2021, the Bank had funded PPP loans totaling $119.2 million, $4.2 million of which remained outstanding at December 31, 2021. PPP loans are included in commercial business loans above.
During the year ended December 31, 2021, the Company purchased $24.1 million of one-to-four family real estate loans and $4.3 million of commercial business participations with the United States Department of Agriculture. The Company purchased no loans during the year ended December 31, 2020.
The following table presents the balance in the allowance for loan losses and the unpaid principal balance in loans, net of partial charge-offs by portfolio segment and based on impairment method at December 31, 2021 (in thousands):

	Allowance: Individually Evaluated for Impairment	Allowance: Collectively Evaluated for Impairment	Ending Balance	Loans Held for Investment: Individually Evaluated for Impairment	Loans Held for Investment: Collectively Evaluated for Impairment	Ending Balance
One-to-four family	$112	$1,290	$1,402	$4,066	$203,594	$207,660
Home equity	7	86	93	215	13,035	13,250
Commercial and multifamily	—	2,340	2,340	2,380	275,795	278,175
Construction and land	4	646	650	68	63,037	63,105
Manufactured homes	144	331	475	221	21,415	21,636
Floating homes	—	372	372	493	58,775	59,268
Other consumer	26	284	310	106	16,642	16,748
Commercial business	—	269	269	176	27,850	28,026
Unallocated	—	395	395	—	—	—
Total	$293	$6,013	$6,306	$7,725	$680,143	$687,868
The following table presents the balance in the allowance for loan losses and the unpaid principal balance in loans, net of partial charge-offs by portfolio segment and based on impairment method at December 31, 2020 (in thousands):

	Allowance: Individually Evaluated for Impairment	Allowance: Collectively Evaluated for Impairment	Ending Balance	Loans Held for Investment: Individually Evaluated for Impairment	Loans Held for Investment: Collectively Evaluated for Impairment	Ending Balance
One-to-four family	$165	$898	$1,063	$3,705	$126,952	$130,657
Home equity	14	133	147	293	15,972	16,265
Commercial and multifamily	—	2,370	2,370	353	265,421	265,774
Construction and land	6	572	578	77	62,675	62,752
Manufactured homes	163	366	529	265	20,676	20,941
Floating homes	—	328	328	518	39,350	39,868
Other consumer	30	258	288	114	14,910	15,024
Commercial business	—	291	291	615	63,602	64,217
Unallocated	—	406	406	—	—	—
Total	$378	$5,622	$6,000	$5,940	$609,558	$615,498

The following table summarizes the activity in the allowance for loan losses for the year ended December 31, 2021 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	(Recapture)/ Provision	Ending Allowance
One-to-four family	$1,063	$(76)	$—	$415	$1,402
Home equity	147	(8)	6	(52)	93
Commercial and multifamily	2,370	—	—	(30)	2,340
Construction and land	578	—	—	72	650
Manufactured homes	529	(2)	3	(55)	475
Floating homes	328	—	—	44	372
Other consumer	288	(50)	6	66	310
Commercial business	291	—	2	(24)	269
Unallocated	406	—	—	(11)	395
	$6,000	$(136)	$17	$425	$6,306
The following table summarizes the activity in the allowance for loan losses for the year ended December 31, 2020 (in thousands):

	Beginning Allowance	Charge-offs	Recoveries	(Recapture)/ Provision	Ending Allowance
One-to-four family	$1,120	$(20)	$63	$(100)	$1,063
Home equity	178	(2)	46	(75)	147
Commercial and multifamily	1,696	—	—	674	2,370
Construction and land	492	—	—	86	578
Manufactured homes	480	—	2	47	529
Floating homes	283	—	—	45	328
Other consumer	112	(48)	14	210	288
Commercial business	331	(620)	—	580	291
Unallocated	948	—	—	(542)	406
	$5,640	$(690)	$125	$925	$6,000
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

The following table represents the internally assigned grades at December 31, 2021, by type of loan (in thousands):

	One-to-four Family	Home Equity	Commercial and Multifamily	Construction and Land	Manufactured Homes	Floating Homes	Other Consumer	Commercial Business	Total
Grade:
Pass	$203,883	$12,904	$233,300	$56,310	$21,137	$58,171	$16,728	$23,713	$626,146
Watch	363	23	32,770	4,347	305	—	—	3,561	41,369
Special Mention	—	—	4,553	830	—	604	—	211	6,198
Substandard	3,414	323	7,552	1,618	194	493	20	541	14,155
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$207,660	$13,250	$278,175	$63,105	$21,636	$59,268	$16,748	$28,026	$687,868
The following table represents the internally assigned grades at December 31, 2020, by type of loan (in thousands):

	One-to-four Family	Home Equity	Commercial and Multifamily	Construction and Land	Manufactured Homes	Floating Homes	Other Consumer	Commercial Business	Total
Grade:
Pass	$113,185	$15,556	$228,652	$44,360	$19,606	$38,746	$15,000	$56,743	$531,848
Watch	15,142	245	22,945	13,808	1,115	604	—	5,202	59,061
Special Mention	—	—	10,813	3,939	—	—	—	310	15,062
Substandard	2,330	464	3,364	645	220	518	24	1,962	9,527
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$130,657	$16,265	$265,774	$62,752	$20,941	$39,868	$15,024	$64,217	$615,498
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

The following table presents the recorded investment in nonaccrual loans at December 31, 2021 and 2020, by type of loan (in thousands):

	December 31,
	2021	2020
One-to-four family	$2,207	$1,668
Home equity	140	156
Commercial and multifamily	2,380	353
Construction and land	33	40
Manufactured homes	122	149
Floating homes	493	518
Commercial business	176	—
Total	$5,552	$2,884
The following table represents the aging of the recorded investment in past due loans (excluding COVID-19 modified loans) at December 31, 2021, by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$1,805	$58	$87	$—	$1,950	$205,710	$207,660
Home equity	—	—	140	—	140	13,110	13,250
Commercial and multifamily	—	—	—	—	—	278,175	278,175
Construction and land	837	—	—	—	837	62,268	63,105
Manufactured homes	123	—	59	—	182	21,454	21,636
Floating homes	—	—	244	—	244	59,024	59,268
Other consumer	2	76	—	—	78	16,670	16,748
Commercial business	6	—	176	—	182	27,844	28,026
Total	$2,773	$134	$706	$—	$3,613	$684,255	$687,868
The following table represents the aging of the recorded investment in past due loans (excluding COVID-19 modified loans) at December 31, 2020, by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$498	$362	$1,407	$—	$2,267	$128,390	$130,657
Home equity	102	—	112	—	214	16,051	16,265
Commercial and multifamily	—	—	353	—	353	265,421	265,774
Construction and land	690	—	40	—	730	62,022	62,752
Manufactured homes	159	74	149	—	382	20,559	20,941
Floating homes	—	269	249	—	518	39,350	39,868
Other consumer	15	1	—	—	16	15,008	15,024
Commercial business	583	—	—	—	583	63,634	64,217
Total	$2,047	$706	$2,310	$—	$5,063	$610,435	$615,498

Nonperforming Loans. Loans are considered nonperforming when they are placed on nonaccrual.
The following table represents the credit risk profile based on payment activity at December 31, 2021, by type of loan (in thousands):

	One-to-four Family	Home Equity	Commercial and Multifamily	Construction and Land	Manufactured Homes	Floating Homes	Other Consumer	Commercial Business	Total
Performing	$205,453	$13,110	$275,795	$63,072	$21,514	$58,775	$16,748	$27,850	$682,316
Nonperforming	2,207	140	2,380	33	122	493	—	176	5,552
Total	$207,660	$13,250	$278,175	$63,105	$21,636	$59,268	$16,748	$28,026	$687,868
The following table represents the credit risk profile based on payment activity at December 31, 2020, by type of loan (in thousands):

	One-to-four Family	Home Equity	Commercial and Multifamily	Construction and Land	Manufactured Homes	Floating Homes	Other Consumer	Commercial Business	Total
Performing	$128,989	$16,109	$265,421	$62,712	$20,792	$39,350	$15,024	$64,217	$612,614
Nonperforming	1,668	156	353	40	149	518	—	—	2,884
Total	$130,657	$16,265	$265,774	$62,752	$20,941	$39,868	$15,024	$64,217	$615,498
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
Impaired loans at December 31, 2021 and 2020, by type of loan were as follows (in thousands):

	December 31, 2021
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$4,177	$3,109	$957	$4,066	$112
Home equity	215	140	75	215	7
Commercial and multifamily	2,380	2,380	—	2,380	—
Construction and land	68	33	35	68	4
Manufactured homes	221	44	177	221	144
Floating homes	493	493	—	493	—
Other consumer	106	—	106	106	26
Commercial business	176	176	—	176	—
Total	$7,836	$6,375	$1,350	$7,725	$293

	December 31, 2020
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$3,791	$2,392	$1,313	$3,705	$165
Home equity	293	156	137	293	14
Commercial and multifamily	353	353	—	353	—
Construction and land	77	40	37	77	6
Manufactured homes	268	47	218	265	163
Floating homes	518	518	—	518	—
Other consumer	114	—	114	114	30
Commercial business	615	615	—	615	—
Total	$6,029	$4,121	$1,819	$5,940	$378
The following table provides the average recorded investment and interest income on impaired loans for the year ended December 31, 2021 and 2020, by type of loan (in thousands):

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to-four family	$3,471	$198	$6,067	$175
Home equity	287	16	332	17
Commercial and multifamily	617	138	398	19
Construction and land	111	4	479	4
Manufactured homes	239	17	366	24
Floating homes	508	18	429	30
Other consumer	110	5	130	5
Commercial business	318	2	1,062	19
Total	$5,661	$398	$9,263	$293

Forgone interest on nonaccrual loans was $312 thousand and $168 thousand for the year ended December 31, 2021 and 2020, respectively.
Troubled debt restructurings. TDRs, accounted for under ASC 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. Once a TDR has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, we remove the TDR from nonperforming status. Loans classified as TDRs totaled $2.6 million and $3.2 million at December 31, 2021 and 2020, respectively, and are included in impaired loans. The Company has granted, in its TDRs, a variety of concessions to borrowers in the form of loan modifications. The modifications granted can generally be described in the following categories:
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

There was one loan totaling $25 thousand that was modified as a TDR during the year ended December 31, 2021. The following TDR loans were paid off during the year ended December 31, 2021: one commercial loans totaling $429 thousand and one home equity loan totaling $57 thousand.
There were no TDRs for which there was a payment default within the first 12 months of modification during the year ended December 31, 2021. There was one TDR totaling $161 thousand for which there was a payment default within the first 12 months of modification during the year ended December 31, 2020.
There was one commercial business TDR loan totaling $45 thousand that was charged off during the year ended December 31, 2021 and one commercial business TDR loan totaling $97 thousand that was charged off during the year ended December 31, 2020.
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

	December 31,
	2021	2020
Balance, beginning of period	$3,995	$3,225
Advances	—	196
New / (reclassified) loans, net	551	1,233
Repayments	(181)	(659)
Balance, end of period	$4,365	$3,995
At December 31, 2021 and 2020, loans totaling $7.3 million and $11.8 million, respectively, represented real estate secured loans that had current loan-to-value ratios above supervisory guidelines.

Note 6—Mortgage Servicing Rights
The Company’s MSR portfolio totaled $508.1 million at December 31, 2021, compared to $488.7 million at December 31, 2020. Of this total balance, the unpaid principal balance of loans serviced for Federal National Mortgage Association (“Fannie Mae”) at December 31, 2021 and 2020 was $504.1 million and $481.6 million, respectively. The unpaid principal balances of loans serviced for other financial institutions at December 31, 2021 and 2020, totaled $4.0 million and $7.1 million, respectively. Loans serviced for Fannie Mae and others are not included in the Company’s financial statements as they are not assets of the Company.

A summary of the change in the balance of mortgage servicing assets at December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
	2021	2020
Beginning balance, at fair value	$3,780	$3,239
Servicing rights that result from transfers and sale of financial assets	1,301	2,398
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(808)	(1,857)
Ending balance, at fair value	$4,273	$3,780
(1) Includes changes due to collection/realization of expected cash flows and curtailments.
The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	December 31,
	2021	2020
Prepayment speed (Public Securities Association "PSA" model)	205%	247%
Weighted-average life	5.8 years	5.2 years
Yield to maturity discount rate	12.5%	10.0%
The amount of contractually specified servicing, late and ancillary fees earned on the mortgage servicing rights are included in mortgage servicing income on the Consolidated Statements of Income and totaled $1.3 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively.
See "Note 1—Organization and Significant Accounting Policies" and "Note 11— Fair Measurements" for additional information on MSRs.

Note 7—Premises and Equipment
Premises and equipment at December 31, 2021 and 2020 are summarized as follows (in thousands):

	December 31,
	2021	2020
Land	$920	$920
Buildings and improvements	7,059	6,944
Furniture and equipment	5,804	5,694
	13,783	13,558
Less: Accumulated depreciation and amortization	(7,964)	(7,288)
Premises and equipment, net	$5,819	$6,270
Depreciation and amortization expense was $676 thousand and $905 thousand for the years ended December 31, 2021 and 2020, respectively.
The Company leases office space in several buildings as well as certain equipment. See "Note 12—Leases" for additional information on our leased facilities and equipment.

Note 8—Other Real Estate Owned and Repossessed Assets
The following table presents activity related to OREO and other repossessed assets for the periods shown (in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance, January 1	$594	$575
Additions to OREO and repossessed assets	84	19
Sales	(19)	—
Write-downs/Losses	—	—
Ending balance, December 31	$659	$594
As of December 31, 2021, there was one one-to-four family loans totaling $39 thousand that was in process of foreclosure.

Note 9—Deposits
A summary of deposit accounts with the corresponding weighted-average cost of funds at December 31, 2021 and 2020, are presented below (dollars in thousands):

	December 31, 2021		December 31, 2020
	Deposit Balance	Wtd. Avg Rate	Deposit Balance	Wtd. Avg Rate
Noninterest-bearing demand	$187,684	—%	$129,299	—%
Interest-bearing demand	307,061	0.19	230,492	0.44
Savings	103,401	0.08	83,778	0.27
Money market	91,670	0.21	65,748	0.39
Certificates	105,722	1.57	235,473	2.36
Escrow (1)	2,782	—	3,191	—
Total	$798,320	0.41%	$747,981	1.01%
(1)Escrow balances shown in noninterest-bearing deposits on the Consolidated Balance Sheets.
Scheduled maturities of time deposits at December 31, 2021, are as follows (in thousands):

Year Ending December 31,	Amount
2022	$55,552
2023	39,061
2024	4,217
2025	4,558
2026	2,225
Thereafter	109
$105,722
Savings, demand, and money market accounts have no contractual maturity. Certificates of deposit have maturities of five years or less.
The aggregate amount of time deposits in denominations of more than $250 thousand at December 31, 2021 and 2020, totaled $19.1 million and $79.9 million, respectively. Deposits in excess of $250 thousand are not federally insured. There were no brokered deposits outstanding at December 31, 2021 and 2020, respectively.
Deposits from related parties held by the Company were $4.9 million and $6.4 million at December 31, 2021 and 2020, respectively.

Note 10—Borrowings, FHLB Stock and Subordinated Notes
The Company utilizes a loan agreement with the FHLB of Des Moines, the terms of which call for a blanket pledge of a portion of the Company's mortgage and commercial and multifamily portfolios based on the outstanding balance. At December 31, 2021 and 2020, the maximum amount available to borrow under this credit facility was $417.7 million and $390.5 million, respectively, subject to eligible pledged collateral. At December 31, 2021, the credit facility was collateralized as follows: one-to-four family mortgage loans with an advance equivalent of $59.7 million, commercial and multifamily mortgage loans with an advance equivalent of $52.9 million and home equity loans with an advance equivalent of $482 thousand. At December 31, 2020, the credit facility was collateralized as follows: one-to-four family mortgage loans with an advance equivalent of $103.6 million, commercial and multifamily mortgage loans with an advance equivalent of $128.9 million and home equity loans with an advance equivalent of $2.8 million. The Company had no outstanding borrowings under this arrangement at December 31, 2021 and 2020. The weighted-average interest rate of the Company's borrowings under this agreement was —% and 3.10% for the years ended December 31, 2021 and 2020, respectively. The maximum amount outstanding from FHLB advances during 2021 was $— and during 2020 was $10.1 million. The average balance outstanding was $0.0 million during 2021 and $7.1 million during 2020.
Additionally, the Company had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $11.5 million and $21.6 million at December 31, 2021 and 2020, respectively, to secure public deposits. At December 31, 2021 and 2020, the remaining amount available to borrow from the FHLB of Des Moines was $101.5 million and $213.7 million, respectively.
As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in the FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances. At December 31, 2021 and 2020, the Company had an investment of $1.0 million and $877 thousand, respectively, in FHLB of Des Moines stock.
The Company participates in the Federal Reserve Bank Borrower-in-Custody program, which gives the Company access to the discount window and, beginning in 2020, the Paycheck Protection Program Liquidity Facility ("PPPLF"). Extensions of credit under the PPPLF concluded on July 30, 2021. The terms of both programs call for a pledge of specific assets. The Company pledges commercial and consumer loans as collateral for this borrower-in-custody line of credit and PPP loans for the PPPLF. The Company had unused borrowing capacity of $22.4 million and $23.6 million under the borrower-in-custody program at December 31, 2021 and 2020 and $— and $43.3 million under the PPPLF at December 31, 2021 and 2020. The Company had no outstanding borrowings under either program at December 31, 2021 and 2020.
The Company has access to an unsecured Fed Funds line of credit from the Pacific Coast Banker's Bank. The line has a one-year term maturing on June 30, 2022 and is renewable annually. At December 31, 2021, the amount available under this line of credit was $20.0 million. There was no balance on this line of credit at December 31, 2021 and 2020, respectively.
Sound Financial Bancorp completed a private placement of $12.0 million in aggregate principal of 5.25% Fixed-to-Floating Rate Subordinated Notes (the "subordinated notes") due 2030 resulting in net proceeds, after placement fees and offering expenses, of approximately $11.6 million during the quarter ended September 30, 2020. The subordinated notes have a stated maturity of October 1, 2030 and bear interest at a fixed rate of 5.25% per year until October 1, 2025. From October 1, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term secured overnight financing rate (“SOFR”), plus 513 basis points. As provided in the subordinated notes, the interest rate on the subordinated notes during the applicable floating rate period may be determined based on a rate other than three-month term SOFR. Prior to October 1, 2025, Sound Financial Bancorp may redeem the subordinated notes, in whole but not in part, only under certain limited circumstances set forth in the subordinated notes. On or after October 1, 2025, Sound Financial Bancorp may redeem the subordinated notes, in whole or in part, at its option, on any interest payment date. Any redemption by Sound Financial Bancorp would be at a redemption price equal to 100% of the principal amount of the subordinated notes being redeemed, together with any accrued and unpaid interest on the subordinated notes being redeemed to but excluding the date of redemption. The Notes are unsecured obligations and are subordinated in right of payment to all existing and future indebtedness, deposits and other liabilities of Sound Financial Bancorp 's current and future subsidiaries, including the Bank’s deposits as well as Sound Financial Bancorp 's subsidiaries' liabilities to general creditors and liabilities arising during the ordinary course of business. The Notes may be included in Tier 2 capital for Sound Financial Bancorp under current regulatory guidelines and interpretations. At December 31, 2021 and 2020, subordinated notes included $366 thousand and $408 thousand of unamortized debt issuance costs.

Note 11—Fair Value Measurements
The Company determines the fair values of its financial instruments based on the requirements established in ASC 820, Fair Value Measurements, which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. The Company’s fair values for financial instruments at December 31, 2021 were determined based on these requirements.
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
Loans Held-for-Sale - Residential mortgage loans held-for-sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government-sponsored enterprises. At December 31, 2021 and 2020, loans held-for-sale were carried at cost, as no impairment was required.
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

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether or not recognized or recorded at fair value as December 31, 2021 and 2020 (in thousands):

	December 31, 2021		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$183,590	$183,590	$183,590	$—	$—
Available for sale securities	8,419	8,419	—	8,419	—
Loans held-for-sale	3,094	3,094	—	3,094	—
Loans held for portfolio, net	680,092	675,154	—	—	675,154
Accrued interest receivable	2,217	2,217	2,217	—	—
Mortgage servicing rights	4,273	4,273	—	—	4,273
FHLB Stock	1,046	1,046	—	1,046	—
FINANCIAL LIABILITIES:
Non-maturity deposits	692,598	692,598	—	692,598	—
Time deposits	105,722	106,834	—	106,834	—
Subordinated notes	11,634	11,634	—	11,634	—
Accrued interest payable	200	200	200	—	—

	December 31, 2020		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$193,828	$193,828	$193,828	$—	$—
Available for sale securities	10,218	10,218	—	10,218	—
Loans held-for-sale	11,604	11,604	—	11,604	—
Loans held for portfolio, net	607,363	608,575	—	—	608,575
Accrued interest receivable	2,254	2,254	2,254	—	—
Mortgage servicing rights	3,780	3,780	—	—	3,780
FHLB Stock	877	877	—	877	—
FINANCIAL LIABILITIES:
Non-maturity deposits	512,508	512,508	—	512,508	—
Time deposits	235,473	238,629	—	238,629	—
Borrowings	11,592	11,592	—	11,592	—
Accrued interest payable	369	369	369	—	—

The following tables present the balance of assets measured at fair value on a recurring basis at December 31, 2021 and 2020 (in thousands):

	Fair Value at December 31, 2021
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$6,066	$—	$6,066	$—
Agency mortgage-backed securities	2,353	—	2,353	—
Mortgage servicing rights	4,273	—	—	4,273

	Fair Value at December 31, 2020
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$5,413	$—	$5,413	$—
Agency mortgage-backed securities	4,805	—	4,805	—
Mortgage servicing rights	3,780	—	—	3,780
For the years ended December 31, 2021 and 2020, there were no transfers between Level 1 and Level 2 or between Level 2 and Level 3.
The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2021:

Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	204%-344% (205%)
		Discount rate	10.5%-14.5% (12.5%)
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
Generally, any significant increases in the constant prepayment rate and discount rate utilized in the fair value measurement of the mortgage servicing rights will result in a negative fair value adjustment (and decrease in the fair value measurement). Conversely, a decrease in the constant prepayment rate and discount rate will result in a positive fair value adjustment (and increase in the fair value measurement). An increase in the weighted average life assumptions will result in a decrease in the constant prepayment rate and conversely, a decrease in the weighted average life will result in an increase of the constant prepayment rate. As a result of the difficulty in observing certain significant valuation inputs affecting our “Level 3” fair value assets, we are required to make judgments regarding these items’ fair values. Different persons in possession of the same facts may reasonably arrive at different conclusions as to the inputs to be applied in valuing these assets and their fair values. Such differences may result in significantly different fair value measurements.
There were no assets or liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2021 and 2020.

Mortgage servicing rights are measured at fair value using significant unobservable input (Level 3) on a recurring basis and a reconciliation of this asset can be found in "Note 6—Mortgage Servicing Rights."

The following table presents the balance of assets measured at fair value on a nonrecurring basis and the total losses resulting from these fair value adjustments (in thousands):

	Fair Value at December 31, 2021
Description	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$659	$—	$—	$659
Impaired loans	7,725	—	—	7,725

	Fair Value at December 31, 2020
Description	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$594	$—	$—	$594
Impaired loans	5,940	—	—	5,940
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at December 31, 2021 and 2020.
The following table provides a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at December 31, 2021:

December 31, 2021
Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Third Party Appraisals	No discounts	N/A
Impaired loans(1)	Discounted Cash Flow	Discount Rate	0-10% (4%)
Impaired loans(2)	Third Party Appraisals	No discounts	N/A
(1) Represents troubled debt restructurings included within impaired loans.
(2) Excludes troubled debt restructurings.

December 31, 2020
Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Third Party Appraisals	No discounts	N/A
Impaired loans(1)	Discounted Cash Flow	Discount Rate	0-10% (6%)
Impaired loans(2)	Third Party Appraisals	No discounts	N/A
(1) Represents troubled debt restructurings included within impaired loans.
(2) Excludes troubled debt restructurings.

Note 12—Leases
We have operating leases for branch locations, loan production offices, our corporate office and certain equipment. The lease term for our leases begins on the date we become legally obligated for the rent payments or we take possession of the building, whichever is earlier. Generally, our real estate leases have initial terms of three to 10 years and typically include one renewal option. Our leases have remaining lease terms of two months to 7.5 years. The operating leases require us to pay property taxes and operating expenses for the properties.
The following table represents the Consolidated Balance Sheet classification of the Company’s right of use assets and lease liabilities (in thousands):

	December 31,
	2021	2020
Operating lease right-of-use assets	$5,811	$6,722
Operating lease liabilities	6,242	7,134

The following table represents the components of lease expense (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease expense:
Office leases	$1,134	$1,160
Equipment leases	—	10
Sublease income	(11)	(12)
Net lease expense	$1,123	$1,158
The following table represents the maturity of lease liabilities:

	December 31, 2021
	Office Leases	Equipment Leases
Operating Lease Commitments
2022	$1,016	$—
2023	989	—
2024	968	—
2025	885	—
2026	862	—
Thereafter	2,150	—
Total lease payments	6,870	—
Less: Present value discount	628	—
Present value of lease liabilities	$6,242	$—
Lease term and discount rate by lease type consist of the following:

	December 31,
	2021	2020
Weighted-average remaining lease term:
Office leases	7.0 years	7.9 years
Equipment leases	0.0 years	1.4 years
Weighted-average discount rate (annualized):
Office leases	2.67%	2.66%
Equipment leases	—%	1.62%
Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows
Office leases	$1,042	$1,097
Equipment leases	—	20

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

Earnings per share are summarized for the periods presented in the following table (in thousands, except per share data):

	Year Ended December 31,
	2021	2020
Net income	$9,156	$8,937
Weighted average number of shares outstanding, basic	2,583	2,563
Effect of potentially dilutive common shares	44	30
Weighted average number of shares outstanding, diluted	2,627	2,593
Earnings per share, basic	$3.52	$3.46
Earnings per share, diluted	$3.46	$3.42
There were no anti-dilutive securities for the year ended December 31, 2021 or 2020.

Note 14—Employee Benefits
The Company has a 401(k) retirement plan that allows employees to defer a portion of their salary into the 401(k) plan. The Company matches a portion of employees' salary deferrals. 401(k) costs are accrued and funded on a current basis. The Company contributed $230 thousand and $217 thousand to the plan for the years ended December 31, 2021 and 2020, respectively.
The Bank maintains a deferred compensation account for the benefit of Ms. Stewart, established in 1994 in connection with an incentive plan which is no longer active. Ms. Stewart was fully vested in her benefits under this plan as of January 2005. Pursuant to the terms of the plan, payments in an amount equal to the fair market value of the assets in the deferred compensation account shall be made to Ms. Stewart (or to her designated beneficiary in the event of her death) in 120 equal monthly installments commencing on the last day of the month following the month in which her employment with the Bank is terminated. In the event of the death of Ms. Stewart and her designated beneficiary prior to the account being fully paid, the remaining value of the account shall be paid in a lump sum to the beneficiary’s estate. The assets in the deferred compensation account consist of cash which is held in a certificate of deposit at the Bank and earns interest at market rates. At December 31, 2021, the amounts held in the certificates of deposit at the Bank were $111 thousand, compared to $109 thousand at December 31, 2020.
The Bank maintains a nonqualified deferred compensation plan (the “NQDC Plan”), which was effective on January 1, 2017. The purpose of the NQDC Plan is to provide a select group of management or highly-compensated employees of the Bank with an opportunity to defer the receipt of up to eighty percent (80%) of their annual base salary, bonus, performance-based compensation and any commission income and to assist the Company in attracting, retaining and motivating employees of high caliber and experience. In addition to elective deferrals, the Bank may make discretionary and other contributions to be credited to the account of any or all participants, subject to the vesting requirements set forth in the NQDC Plan. Discretionary contributions by the Bank become 100% vested upon the completion of three years of service from a participant’s effective date of participation in the NQDC Plan (with accelerated vesting upon death, disability or a change in control), while other Bank contributions (including matching contributions) vest at the rate of 20% per year, beginning with the participant’s two-year anniversary of his or her date of hire. During the years ended December 31, 2021, and 2020, the Bank made discretionary contributions to the NQDC Plan in the amount of $93 thousand and $90 thousand, respectively.

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
Supplemental Executive Retirement Plans.
The Company maintains two supplemental executive retirement plans for the benefit of Ms. Stewart, which are intended to be unfunded, non-contributory defined benefit plans maintained primarily to provide her with supplemental retirement income. The first supplemental executive retirement plan ("SERP 1") was effective as of August 14, 2007. The second supplemental executive retirement plan ("SERP 2") was effective as of December 30, 2011, at which time the benefits under SERP 1 were frozen.
Under the terms of SERP 1, as amended, Ms. Stewart is entitled to receive $53,320 per year for life commencing on the first day of the month following her separation from service (as defined in SERP 1) for any reason from Sound Community Bank, subject to a six-month delay if required by Section 409A of the Internal Revenue Code. No payments will be made under SERP 1 in the event of Ms. Stewart's death and any payments that have commenced will cease upon death. In the event Ms. Stewart is involuntarily terminated in connection with a change in control (as defined in SERP 1), she will be entitled to receive the annual benefit described in the first sentence of this paragraph commencing upon such termination.
Under the terms of SERP 2, as amended, upon Ms. Stewart's termination of employment with Sound Community Bank for any reason other than death, she will be entitled to receive additional retirement benefits of $96,390 per year for life commencing on the first day of the month following her separation from service (as defined in SERP 2) from Sound Community Bank, subject to a six-month delay if required by Section 409A of the Internal Revenue Code. In the event of Ms. Stewart's death, her beneficiary will be entitled to a single lump sum payment within 90 days thereafter in an amount equal to the Bank's accrual for her retirement benefit under SERP 2 as of the date of death, or approximately $1.1 million at December 31, 2021. If a change in control occurs (as defined in SERP 2), Ms. Stewart will receive her full retirement benefit under SERP 2 commencing upon the first day of the month following her separation from service from Sound Community Bank.
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
At December 31, 2021, on an adjusted basis, awards for stock options totaling 271,854 shares and awards for restricted stock totaling 142,201 shares of Company common stock have been granted in the aggregate, net of any forfeitures, under the 2008 Plan and 2013 Plan to participants. During the years ended December 31, 2021 and 2020, share-based compensation expense totaled $360 thousand and $338 thousand, respectively.
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
The following is a summary of the Company's stock option plan award activity during the period ended December 31, 2021:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at January 1, 2021	100,977	$22.00	4.71	$1,045,041
Granted	12,250	32.46
Exercised	(20,651)	15.99
Forfeited	(1,170)	34.93
Expired	(90)	33.88
Outstanding at December 31, 2021	91,316	24.59	4.77	1,772,667
Exercisable	73,393	22.38	3.89	1,586,949
Expected to vest, assuming a 0% forfeiture rate over the vesting term	91,316	$24.59	4.77	$1,772,667
At December 31, 2021, there was $81 thousand of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.4 years.
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The fair value of options granted in 2021 and 2020 were determined using the following weighted-average assumptions as of the grant date.

	Year Ended December 31,
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

The following is a summary of the Company's non-vested restricted stock awards for the year ended December 31, 2021:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-vested at January 1, 2021	17,114	$35.03
Granted	10,168	32.46
Vested	(7,806)	33.99
Forfeited	(1,890)	34.93
Expired	—	—
Non-vested at December 31, 2021	17,586	34.02	$44.00
Expected to vest assuming a 0% forfeiture rate over the vesting term	17,586	$34.02	$44.00
At December 31, 2021, there was $401 thousand of unrecognized compensation cost related to non-vested restricted stock granted under the Plan. The cost is expected to be recognized over the weighted-average vesting period of 2.2 years. The total fair value of shares vested for the years ended December 31, 2021 and 2020 was $265 thousand and $237 thousand, respectively.
Employee Stock Ownership Plan
In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company, which was paid in full in 2017. In August 2012, in conjunction with the Company's conversion to a full stock company from the mutual holding company structure, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company. The loan for $1.1 million is being repaid principally by the Bank through contributions to the ESOP over a period of 10 years. The interest rate on the loan is fixed at 2.25%, per annum. At December 31, 2021, the remaining balance of the ESOP loan was zero.
Neither the loan balance nor the related interest expense is reflected on the consolidated financial statements.
For the years ended December 31, 2021 and 2020, the ESOP was committed to release 11,340 shares of the Company's common stock to participants. There are no unallocated ESOP shares remaining to be released in 2022. The funds to purchase shares in the ESOP come from contributions the Bank makes twice a year to the Plan. For the years ended December 31, 2021 and 2020, the ESOP trustee purchased 7,343 shares and 10,483 shares of the Company's common stock for inclusion in the Plan. The number of allocated shares was 131,805 and 139,678 at December 31, 2021 and 2020, respectively. The fair value of the 150,497 restricted shares held by the ESOP trust was $6.6 million at December 31, 2021. ESOP compensation expense included in salaries and benefits was $781 thousand and $606 thousand for the years ended December 31, 2021 and 2020, respectively.

Note 15—Income Taxes
The provision for income taxes at December 31, 2021 and 2020 was as follows (in thousands):

	December 31,
	2021	2020
Current	$2,315	$2,036
Deferred	(43)	355
Total tax expense	$2,272	$2,391

A reconciliation of the provision for income taxes for the years ended December 31, 2021 and 2020, with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes, is as follows (dollars in thousands):

	Year Ended December 31,
	2021	2020
Provision at statutory rate	$2,400	$2,380
Tax-exempt income	(203)	(186)
Other	75	197
	$2,272	$2,391
Federal Tax Rate	21.0%	21.0%
Tax exempt rate	(1.8)	(1.6)
Other	0.7	1.7
Effective tax rate	19.9%	21.1%
The following table reflects the temporary differences that gave rise to the components of the Company's deferred tax assets at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Deferred tax assets
Deferred compensation and supplemental retirement	$381	$340
Equity based compensation	120	68
Intangible assets	46	55
Lease liabilities	1,311	1,498
Other, net	71	29
Allowance for loan losses	1,324	1,260
Total deferred tax assets	3,253	3,250
Deferred tax liabilities
Prepaid expenses	(100)	(85)
FHLB stock dividends	(40)	(39)
Unrealized gain on securities	(37)	(64)
Depreciation	(165)	(251)
Mortgage servicing rights	(568)	(387)
Deferred loan costs	(739)	(698)
Right of use assets	(1,220)	(1,412)
Total deferred tax liabilities	(2,869)	(2,936)
Net deferred tax asset	$384	$314
At December 31, 2021 and 2020, the Company had no unrecognized tax benefits. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in "Provision for income taxes" in the Consolidated Statements of Income. During the years ended December 31, 2021 and 2020, the Company recognized no interest and penalties related to income taxes.
The Company or its subsidiary files an income tax return in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2018.

Note 16—Capital
Sound Financial Bancorp is a bank holding company under the supervision of the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve, except that, pursuant to the Economic Growth, Regulatory Relief and Consumer Protection Act, effective August 30, 2018, a bank holding company with consolidated assets of less than $3.0 billion is generally not subject to the Federal Reserve’s capital regulations, which parallel the FDIC’s capital regulations.The Bank is a state-chartered, federally insured institution and thereby is subject to the capital requirements established by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital regulations that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.
The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
At December 31, 2021, according to the most recent notification from the FDIC, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.
Prior to January 1, 2020, Sound Community Bank followed the FDIC’s prompt corrective actions standards. In order to be considered well-capitalized under the prompt corrective action standards, a bank must have a ratio of Common Equity Tier 1 ("CET1") capital to risk-weighted assets of at least 6.5%, a ratio of Tier 1 capital to risk-weighted assets of at least 8%, a ratio of total capital to risk-weighted assets of at least 10%, and a leverage ratio of at least 5%, and the bank must not be subject to a regulatory capital requirement imposed on it as an individual bank. In order to be considered adequately capitalized, a bank must have the minimum capital ratios described above. Effective January 1, 2020, the Bank elected to use the Community Bank Leverage Ratio (“CBLR”) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. To be eligible to utilize the CBLR, the Bank must have total consolidated assets of less than $10 billion, off-balance sheet exposures of 25% or less of its total consolidated assets, and trading assets and trading liabilities of 5.0% or less of its total consolidated assets, all as of the end of the most recent quarter. Under the CBLR framework, a bank will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a CBLR greater than 9.0%. A bank electing the framework that ceases to meet any qualifying criteria in a future period and that has a leverage ratio greater than 8% will be allowed a grace period of two reporting periods to satisfy the CBLR qualifying criteria or comply with the generally applicable capital requirements. A bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rule. At December 31, 2021, the Bank’s CBLR was 10.92%.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank-only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations. If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2021, Sound Financial Bancorp would have exceeded all regulatory capital requirements. The estimated CBLR calculated for Sound Financial Bancorp at December 31, 2021 was 10.09%
During the years ended December 31, 2021 and 2020, the Company repurchased a total of 3,657 and 2,477 shares of Company common stock at an average price of $41.68 and $29.42 per share pursuant to the Company’s stock repurchase program, leaving $1.8 million available for future repurchase under the existing program.

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
Financial instruments whose contract amount represents credit risk were as follow (in thousands):

	December 31,
	2021	2020
Residential mortgage commitments	$6,663	$3,312
Unfunded construction commitments	89,797	18,981
Unused lines of credit	35,036	34,075
Irrevocable letters of credit	151	151
Total loan commitments	$131,647	$56,519
At December 31, 2021, fixed-rate loan commitments totaled $6.7 million and had a weighted-average interest rate of 4.27%. At December 31, 2020, fixed-rate loan commitments totaled $3.3 million and had a weighted-average interest rate of 6.08%.
At December 31, 2021 and 2020, the Company had letters of credit issued by the FHLB with a notional amount of $11.5 million and $21.6 million, respectively, in order to secure Washington State Public Funds.
In the ordinary course of business, the Company sells loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, and fraud. When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no defects, the Company has no commitment to repurchase the loan. At December 31, 2021 and 2020, the maximum amount of these guarantees totaled $508.1 million and $488.7 million, respectively. These amounts represent the unpaid principal balances of the Company's loans serviced for others' portfolios. There was $284 thousand of loans repurchased during the year ended December 31, 2021 and no loans repurchased during the year ended 2020.
The Company pays certain medical, dental, prescription, and vision claims for its employees, on a self-insured basis. The Company has purchased stop-loss insurance to cover claims that exceed stated limits and has recorded estimated reserves for the ultimate costs for both reported claims and claims incurred but not reported, which were not considered significant at December 31, 2021. At December 31, 2021, the Company recorded no stop loss medical insurance claims exceeding stated coverage limits.
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

Note 19—Parent Company Financial Information
The Balance Sheets, Statements of Income, and Statements of Cash Flows for Sound Financial Bancorp (Parent Only) are presented below (dollars in thousands):

Balance sheets	December 31,
	2021	2020
Assets
Cash and cash equivalents	$4,215	$6,837
Investment in Sound Community Bank	100,986	90,568
Other assets	58	65
Total assets	$105,259	$97,470
Liabilities and Stockholders' Equity
Subordinated notes, net	$11,634	$11,592
Other liabilities	267	394
Total liabilities	11,901	11,986
Stockholders' equity	93,358	85,484
Total liabilities and stockholders' equity	$105,259	$97,470

Statements of Income	Year Ended December 31,
	2021	2020
Interest expense on subordinated notes	$(673)	$(190)
Other expenses	(550)	(572)
Loss before income tax benefit and equity in undistributed net
income of subsidiary	(1,223)	(762)
Income tax benefit	257	160
Equity in undistributed earnings of subsidiary	9,690	9,539
Net income	$8,724	$8,937

Statements of Cash Flows	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$8,724	$8,937
Adjustments to reconcile net income to net cash provided by operating activities:
Other, net	(78)	70
Expense allocation to holding company	—	129
Equity in undistributed earnings of subsidiary	(9,690)	(9,539)
Net cash used in operating activities	(1,044)	(403)
Cash flows from investing activities:
ESOP shares released	431	324
Net cash provided by investing activities	431	324
Cash flows from financing activities:
Proceeds from issuance of subordinated notes, net	—	11,582
Transfer of proceeds from issuance of debt to subsidiary	—	(5,500)
Dividends paid	(2,039)	(2,072)
Repurchase of stock	(152)	(73)
Stock options exercised	182	239
Net cash (used in) provided by financing activities	(2,009)	4,176
Net (decrease) increase in cash	(2,622)	4,097
Cash and cash equivalents at beginning of year	6,837	2,740
Cash and cash equivalents at end of year	$4,215	$6,837

Note 20—Revenue from Contracts with Customers
All of the Company's revenue from contracts with customers in the scope of ASC 606—Revenue from Contracts with Customers ("ASC 606") is recognized in Noninterest Income with the exception of the net loss on OREO and repossessed assets, which is included in Noninterest Expense. The following table presents the Company's sources of Noninterest Income for the year ended December 31, 2021 and 2020 (in thousands). Items outside of the scope of ASC 606 are noted as such.

	Year Ended December 31,
	2021	2020
Noninterest income:
Service charges and fee income
Account maintenance fees	$311	$274
Transaction-based and overdraft service charges	356	327
Debit/ATM interchange fees	1,322	1,016
Credit card interchange fees	27	23
Loan fees (a)	178	205
Other fees (a)	53	60
Total service charges and fee income	2,247	1,905
Earnings on cash surrender value of bank-owned life insurance (a)	416	348
Mortgage servicing income (a)	1,284	1,027
Fair value adjustment on MSRs (a)	(808)	(1,857)
Net gain on sale of loans (a)	4,190	6,022
Total noninterest income	$7,329	$7,445
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
Net loss on OREO and repossessed assets
We record a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed of trust. When the Bank finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on sale, we adjust the transaction price and related gain or loss on sale if a significant financing component is present. The Company generated income/incurred expenses, net of gain/losses on sale of OREO, on our OREO properties of $(16) thousand and $5 thousand for the years ended December 31, 2021 and 2020, respectively, included in noninterest expense on the Consolidated Statements of Income.

Note 21—Subsequent Events
On January 28, 2022, the Company declared on Company common stock a quarterly cash dividend of $0.17 per common share and a special cash dividend of $0.10 per share, payable on February 24, 2022 to stockholders of record at the close of business February 10, 2022.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”), was carried out under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, and several other members of the Company’s senior management as of December 31, 2021. Based on this evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021 in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, we concluded that, as of December 31, 2021, the Company's internal control over financial reporting was effective based on those criteria.
(c) Changes in Internal Controls over Financial Reporting
As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Directors
Information concerning the Company's directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2022, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
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
Audit Committee and Audit Committee Financial Expert. Sound Financial Bancorp has an Audit Committee that is appointed by the Board of Directors to provide assistance to the Board in fulfilling its oversight responsibility relating to the integrity of our consolidated financial statements and the financial reporting processes, the systems of internal accounting and financial controls, compliance with legal and regulatory requirements, the annual independent audit of our consolidated financial statements, the independent auditors' qualifications and independence, the performance of our internal audit function and independent auditors and any other areas of potential financial risk to Sound Financial Bancorp specified by its Board of Directors. The Audit Committee also is responsible for the appointment, retention and oversight of our independent auditors, including pre-approval of all audit and non-audit services to be performed by the independent auditors. During 2021, the Audit Committee was comprised of Directors Jones (chair), Carney, Riojas and Haddad, each of whom is "independent" as that term is defined for audit committee members in the Nasdaq Rules. The Board of Directors has determined that Director Jones is an "audit committee financial expert" as defined in Item 407(e) of Regulation S-K of the Securities and Exchange Commission and that all of the Audit Committee members meet the financial literacy requirements under the NASDAQ listing standards. Additional information concerning the Audit Committee is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2022, (except for information contained under the heading "Report of the Audit Committee"), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 11.    Executive Compensation
Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2022, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2022, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of Sound Financial Bancorp, Inc.
Equity Compensation Plan Information. The following table sets forth information at December 31, 2021 with respect to the Company’s equity compensation plans, all of which were approved by the Company’s shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (1)
Equity Incentive Plan approved by security holders	91,316	$24.59	54,769
Equity Incentive Plan not approved by security holders	—	—	—
Total	91,316	$24.59	54,769
(1) Includes 24,913 shares available for issuance for stock awards, other than awards of stock options and stock appreciation rights.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2022, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 14.    Principal Accounting Fees and Services
Information concerning principal accountant fees and services is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2022, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
(a)(1) List of Financial Statements
The following are contained in Item 8:
Report of Independent Registered Public Accounting Firm (Moss Adams LLP, Everett WA, PCAOB ID: 659)
Consolidated Balance Sheets at December 31, 2021 and 2020
Consolidated Statements of Income for the Years Ended December 31, 2021 and 2020
Consolidated Statements of Comprehensive Income for the Years December 31, 2021 and 2020
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020
Notes to Consolidated Financial Statements
(a)(2) List of Financial Statement Schedules:
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.
(a)(3) List of Exhibits:

(b) Exhibits:
EXHIBIT INDEX

3.1	Articles of Incorporation of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on March 27, 2012 (File No. 333-180385))
3.2	Bylaws of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on October 26, 2021 (File No. 001-35633))
4.1	Form of Common Stock Certificate of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on March 27, 2012 (File No. 333-180385))
4.2	Description of capital stock (incorporated herein by reference to the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-35633))
4.3	Form of 5.25% Fixed-to-Floating Rate Subordinated Note due October 1, 2030 (included as Exhibit A to the Subordinate Note Purchase Agreement included in Exhibit 10.16) (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on September 21, 2020 (File No. 001-35633)).
10.1	Amended and Restated Employment Agreement dated January 25, 2019, by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 30, 2019 (File No. 001-35633))

10.2	Amended and Restated Supplemental Executive Retirement Agreement by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 27, 2015 (File No. 001-35633))
10.3	Amended and Restated Long Term Compensation Agreement by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 27, 2015 (File No. 001-35633))
10.4	Amended and Restated Confidentiality, Non-Competition and Non-Solicitation Agreement by and between
Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on
Form 8-K filed with the SEC on December 16, 2019 (File No. 001-35633))
10.5	2008 Equity Incentive Plan (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 2009 (File No. 000-52889))
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
10.15
Change of Control Agreement dated August 25, 2021, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Wes Ochs (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on August 31, 2021 (File No. (001-35633))

23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification
101	The following financial statements from the Sound Financial Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of equity (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(c) Financial Statements Schedules - None

Item 16. Form 10-K Summary - None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: March 14, 2022	By:	/s/ Laura Lee Stewart
Laura Lee Stewart, President, Chief Executive Officer and Interim Chief Credit Officer
(Principal Executive Officer)

	By:	/s/ Wes Ochs
Wes Ochs
Executive Vice President/Chief Strategy Officer and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jennifer L. Mallon
Jennifer L. Mallon
Senior Vice President/Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY
We, the undersigned officers and directors of Sound Financial Bancorp, Inc., hereby severally and individually constitute and appoint Laura Lee Stewart and Wes Ochs, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Laura Lee Stewart	/s/ Wes Ochs
Laura Lee Stewart, President, Chief Executive Officer, Interim Chief Credit Officer and Director	Wes Ochs, Executive Vice President/Chief Strategy Officer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
Date: March 14, 2022	Date: March 14, 2022

/s/ Jennifer L. Mallon	/s/ Tyler K. Myers
Jennifer L. Mallon, Senior Vice President/Chief Accounting Officer	Tyler K. Myers, Chairman of the Board
(Principal Accounting Officer)	Date: March 14, 2022
Date: March 14, 2022

/s/ David S. Haddad, Jr.	/s/ Robert F. Carney
David S. Haddad, Jr., Director	Robert F. Carney, Director
Date: March 14, 2022	Date: March 14, 2022

/s/ Debra Jones	/s/ Rogelio Riojas
Debra Jones, Director	Rogelio Riojas, Director
Date: March 14, 2022	Date: March 14, 2022

/s/ James E. Sweeney
James E. Sweeney, Director
Date: March 14, 2022