Form 10-Q
period 2022-03-31
Sound Financial Bancorp, Inc.
filed 2022-05-10
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of May 6, 2022, there were 2,616,431 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$197,091	$183,590
Available-for-sale securities, at fair value	10,223	8,419
Held-to-maturity securities, at amortized cost	2,223	—
Loans held-for-sale	1,297	3,094
Loans held-for-portfolio	709,485	686,398
Allowance for loan losses	(6,407)	(6,306)
Total loans held-for-portfolio, net	703,078	680,092
Accrued interest receivable	2,117	2,217
Bank-owned life insurance (“BOLI”), net	21,116	21,095
Other real estate owned (“OREO”) and repossessed assets, net	659	659
Mortgage servicing rights, at fair value	4,668	4,273
Federal Home Loan Bank (“FHLB”) stock, at cost	1,117	1,046
Premises and equipment, net	5,730	5,819
Right of use assets	5,777	5,811
Other assets	3,758	3,576
Total assets	$958,854	$919,691
LIABILITIES
Deposits
Interest-bearing	$627,323	$607,854
Noninterest-bearing demand	208,768	190,466
Total deposits	836,091	798,320
Accrued interest payable	38	200
Lease liabilities	6,211	6,242
Other liabilities	9,169	8,571
Advance payments from borrowers for taxes and insurance	1,851	1,366
Subordinated notes, net	11,644	11,634
Total liabilities	865,004	826,333
COMMITMENTS AND CONTINGENCIES (NOTE 7)	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,621,531 and 2,613,768 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	26	26
Additional paid-in capital	28,154	27,956
Retained earnings	66,139	65,237
Accumulated other comprehensive income, net of tax	(469)	139
Total stockholders’ equity	93,850	93,358
Total liabilities and stockholders’ equity	$958,854	$919,691
See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
INTEREST INCOME
Loans, including fees	$8,075	$7,886
Interest and dividends on investments, cash and cash equivalents	138	113
Total interest income	8,213	7,999
INTEREST EXPENSE
Deposits	427	1,295
Subordinated notes	168	168
Total interest expense	595	1,463
Net interest income	7,618	6,536
PROVISION FOR LOAN LOSSES	125	—
Net interest income after provision for loan losses	7,493	6,536
NONINTEREST INCOME
Service charges and fee income	549	532
Earnings on cash surrender value of bank-owned life insurance	21	82
Mortgage servicing income	320	312
Fair value adjustment on mortgage servicing rights	268	(275)
Net gain on sale of loans	365	2,053
Total noninterest income	1,523	2,704
NONINTEREST EXPENSE
Salaries and benefits	4,167	3,644
Operations	1,314	1,206
Regulatory assessments	101	101
Occupancy	432	448
Data processing	821	779
Net gain on OREO and repossessed assets	—	(16)
Total noninterest expense	6,835	6,162
Income before provision for income taxes	2,181	3,078
Provision for income taxes	458	627
Net income	$1,723	$2,451

Earnings per common share:
Basic	$0.66	$0.95
Diluted	$0.65	$0.93
Weighted-average number of common shares outstanding:
Basic	2,602,168	2,571,726
Diluted	2,640,359	2,610,986
 See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$1,723	$2,451
Available for sale securities:
Unrealized losses arising during the period	(770)	(59)
Income tax benefit related to unrealized losses	162	12
Other comprehensive loss, net of tax	(608)	(47)
Comprehensive income	$1,115	$2,404

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2022 and 2021 (unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid -in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss), net of tax	Total Stockholders’ Equity
Balance, at December 31, 2021	2,613,768	$26	$27,956	$65,237	$139	$93,358
Net income	—	—	—	1,723	—	1,723
Other comprehensive loss, net of tax	—	—	—	—	(608)	(608)
Share-based compensation	—	—	203	—	—	203
Restricted stock awards issued	9,700	—	—	—	—	—
Cash dividends paid on common stock ($0.27 per share)	—	—	—	(709)	—	(709)
Common stock repurchased	(4,008)	—	(48)	(112)	—	(160)
Common stock surrendered	(100)	—	—	—	—	—
Restricted shares forfeited	(250)	—	—	—	—	—
Common stock options exercised	2,421	—	43	—	—	43
Balance, at March 31, 2022	2,621,531	$26	$28,154	$66,139	$(469)	$93,850

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid -in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss), net of tax	Total Stockholders’ Equity
Balance, at December 31, 2020	2,592,587	$25	$27,106	$(113)	$58,226	$240	$85,484
Net income	—	—	—	—	2,451	—	2,451
Other comprehensive loss, net of tax	—	—	—	—	—	(47)	(47)
Share-based compensation	—	—	166	—	—	—	166
Common stock surrendered	(3,029)	—	—	—	—	—	—
Cash dividends paid on common stock ($0.27 per share)	—	—	—	—	(702)	—	(702)
Restricted stock forfeited	(1,470)	—	—	—	—	—	—
Restricted stock awards issued	10,168	—	—	—	—	—	—
Common stock options exercised	11,550	1	103	—	—	—	104
Allocation of ESOP shares	—	—	72	28	—	—	100
Balance, at March 31, 2021	2,609,806	$26	$27,447	$(85)	$59,975	$193	$87,556

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,723	$2,451
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net discounts on investments	24	56
Provision for loan losses	125	—
Depreciation and amortization	173	176
Compensation expense related to stock options and restricted stock	203	166
Fair value adjustment on mortgage servicing rights	(268)	275
Right of use assets amortization	34	247
Change in lease liabilities	(31)	(240)
Increase in cash surrender value of BOLI	(21)	(74)
Net change in advances from borrowers for taxes and insurance	485	578
Net gain on sale of loans	(365)	(2,053)
Proceeds from sale of loans held-for-sale	12,424	69,741
Originations of loans held-for-sale	(12,118)	(67,401)
Net gain on OREO and repossessed assets	—	(16)
Change in operating assets and liabilities:
Accrued interest receivable	100	94
Other assets	(20)	(337)
Accrued interest payable	(162)	(236)
Other liabilities	598	4,353
Net cash provided by operating activities	2,904	7,780
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(2,803)	—
Proceeds from principal payments, maturities and sales of available-for-sale securities	215	1,047
Purchase of held-to-maturity securities	(2,226)	—
Proceeds from principal payments of held-to-maturity securities	3	—
Net increase in loans	(21,382)	(1,079)
Purchase of BOLI	—	(28)
Purchases of premises and equipment, net	(84)	(29)
Proceeds from sale of OREO and other repossessed assets	—	35
Net cash used in investing activities	(26,277)	(54)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	37,771	68,712
FHLB stock purchased	(71)	(175)
Common stock repurchases	(160)	—
Allocation of ESOP shares	—	100
Dividends paid on common stock	(709)	(702)
Proceeds from common stock option exercises	43	104
Net cash provided by financing activities	36,874	68,039
Net change in cash and cash equivalents	13,501	75,765
Cash and cash equivalents, beginning of period	183,590	193,828
Cash and cash equivalents, end of period	$197,091	$269,593
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid on deposits and borrowings	757	1,699
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
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 15, 2022 (“2021 Form 10-K”). The results for the interim periods are not necessarily indicative of results for a full year or any other future period.
Certain amounts in the prior period’s consolidated financial statements have been reclassified to conform to the current presentation. These classifications do not have an impact on previously reported consolidated net income, stockholders’ equity or earnings per share.

Note 2 – Accounting Pronouncements Recently Issued or Adopted
On March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, "Reference Rate Reform" ("Topic 848"). This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update apply to contract modifications that replace a reference rate affected by reference rate reform (including rates referenced in fallback provisions) and contemporaneous modifications of other contract terms related to the replacement of the reference rate (including contract modifications to add or change fallback provisions). The following optional expedients for applying the requirements of certain Topics or Industry Subtopics in the Codification are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: 1) Modifications of contracts within the scope of Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; 2) Modifications of contracts within the scope of Topics 840, Leases, and 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate (for example, the incremental borrowing rate) or remeasurements of lease payments that otherwise would be required under those Topics for modifications not accounted for as separate contracts; and 3) Modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic 815-15, Derivatives and Hedging— Embedded Derivatives. In January 2021, ASU 2021-01 updated amendments in the new ASU to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification. The amendments in this ASU have differing effective dates, beginning with interim period including and subsequent to March 12, 2020 through December 31, 2022. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance in November 2018, ASU No. 2018-19, April 2019, ASU 2019-04, May 2019, ASU 2019-05, November 2019, ASU 2019-11, February 2020, ASU 2020-02, and March 2020, ASU 2020-03, all of which clarifies codification and corrects unintended application of the guidance. This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. The new guidance may result in an increase in the allowance for loan losses; however, the Company is still in the process of determining the magnitude of the change and its impact on the Company's consolidated financial statements. The FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), delaying implementation of ASU No. 2016-13 for SEC smaller reporting company filers until fiscal years beginning after December 15, 2022. The Bank meets the requirements of a smaller reporting company and will delay implementation of ASU No. 2016-13.
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the accounting guidance for troubled debt restructured loans (“TDRs”) by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the ASU requires public business entities to disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases. This ASU will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, upon the Company’s adoption of the amendments in ASU 2016-13, which is commonly referred to as the current expected credit loss methodology.

Note 3 – Investments
The Company classifies its debt investment securities in two categories: held-to-maturity (“HTM”) or available-for-sale (“AFS”). Unrealized holding gains or losses, net of the related tax effect, on AFS securities are excluded from income and are reported as a separate component of shareholders’ equity as accumulated other comprehensive income net of applicable taxes until realized. Recognized gains and losses from the sale of AFS securities are determined on a specific-identification basis. These securities are adjusted for the amortization or accretion of premiums or discounts. Securities classified as HTM are those that the Company has the positive intent and ability to hold until maturity. These securities are carried at amortized cost, adjusted for the amortization or accretion of premiums or discounts.The Company does not own any debt securities classified as trading or equity securities.
The amortized cost and fair value of our AFS securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2022
Municipal bonds	$6,724	$74	$(520)	$6,278
Agency mortgage-backed securities	4,093	14	(162)	3,945
Total	$10,817	$88	$(682)	$10,223

December 31, 2021
Municipal bonds	$5,931	$148	$(13)	$6,066
Agency mortgage-backed securities	2,312	53	(12)	2,353
Total	$8,243	$201	$(25)	$8,419
The amortized cost and fair value of our HTM securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2022
Municipal bonds	$705	$—	$(87)	$618
Agency mortgage-backed securities	1,518	—	(80)	1,438
Total	$2,223	$—	$(167)	$2,056

December 31, 2021
Municipal bonds	$—	$—	$—	$—
Agency mortgage-backed securities	—	—	—	—
Total	$—	$—	$—	$—
The amortized cost and fair value of AFS and HTM securities at March 31, 2022, by contractual maturity, are shown below (in thousands). Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	March 31, 2022
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$260	$262	$—	$—
Due after one year through five years	151	155	—	—
Due after five years through ten years	1,226	1,279	—	—
Due after ten years	5,087	4,582	705	618
Agency mortgage-backed securities	4,093	3,945	1,518	1,438
Total	$10,817	$10,223	$2,223	$2,056
There were no pledged securities at March 31, 2022 or December 31, 2021.

There were no sales of AFS securities during the three months ended March 31, 2022 or 2021. There were no sales of HTM securities during the three months ended March 31, 2022.
The following table summarizes the aggregate fair value and gross unrealized loss by length of time of those investments that have been in a continuous unrealized loss position at the dates indicated (in thousands):

	March 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities
Municipal bonds	$3,488	$(520)	$—	$—	$3,488	$(520)
Agency mortgage-backed securities	2,792	(117)	355	(45)	3,147	(162)
Total available-for-sale securities	$6,280	$(637)	$355	$(45)	$6,635	$(682)
Held-to-maturity securities
Municipal bonds	$618	$(87)	$—	$—	$618	$(87)
Agency mortgage-backed securities	1,438	(80)	—	—	1,438	(80)
Total held-to-maturity securities	$2,056	$(167)	$—	$—	$2,056	$(167)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$1,632	$(13)	$—	$—	$1,632	$(13)
Agency mortgage-backed securities	$—	$—	$402	$(12)	$402	$(12)
Total	$1,632	$(13)	$402	$(12)	$2,034	$(25)
There were no credit losses recognized in earnings related to other than temporary impairments during the three months ended March 31, 2022 or 2021.
At March 31, 2022, the total securities portfolio consisted of 12 agency mortgage-backed securities and twelve municipal bonds with a total portfolio fair value of $12.3 million. At December 31, 2021, the securities portfolio consisted of 10 agency mortgage-backed securities and ten municipal bonds with a fair value of $8.4 million. At March 31, 2022, there were 13 securities in an unrealized loss position for less than 12 months, and one security in an unrealized loss position for more than 12 months. Of the 13 securities in an unrealized loss position for less than 12 months, two securities were classified as HTM. At December 31, 2021, there were two securities in an unrealized loss position for less than 12 months, and one security in an unrealized loss position for more than 12 months. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. The unrealized losses on these investments are not considered other-than-temporary impairment ("OTTI") as of March 31, 2022, because the decline in fair value is not attributable to credit quality and because we do not intend, and it is not likely that we will be required, to sell these securities before recovery of their amortized cost basis.

Note 4 – Loans
The composition of the loans-held-for portfolio at the dates indicated, excluding loans held-for-sale, was as follows (in thousands):

	March 31, 2022	December 31, 2021
Real estate loans:
One-to-four family	$221,832	$207,660
Home equity	13,798	13,250
Commercial and multifamily	279,892	278,175
Construction and land	70,402	63,105
Total real estate loans	585,924	562,190
Consumer loans:
Manufactured homes	22,179	21,636
Floating homes	59,784	59,268
Other consumer	18,370	16,748
Total consumer loans	100,333	97,652
Commercial business loans	24,452	28,026
Total loans held-for-portfolio	710,709	687,868
Premiums for purchased loans(1)	788	897
Deferred fees, net	(2,012)	(2,367)
Total loans held-for-portfolio, gross	709,485	686,398
Allowance for loan losses	(6,407)	(6,306)
Total loans held-for-portfolio, net	$703,078	$680,092
(1)Includes premiums resulting from purchased loans of $548 thousand related to one-to-four family loans, $65 thousand related to commercial and multifamily loans, and $175 thousand related to commercial business loans as of March 31, 2022. Includes premiums resulting from purchased loans of $556 thousand related to one-to-four family loans, $181 thousand related to commercial and multifamily loans, and $160 thousand related to commercial business loans as of December 31, 2021.
The Company was automatically authorized to participate in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), as a qualified lender since the inception of the program. As of March 31, 2022, the Bank had funded PPP loans totaling $119.2 million, $2.1 million of which remained outstanding and are included in commercial business loans above. PPP loans are 100% guaranteed by the SBA.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of the dates indicated (in thousands):

	March 31, 2022
	Allowance: Individually evaluated for impairment	Allowance: Collectively evaluated for impairment	Allowance: Ending balance	Loans held for investment: Individually evaluated for impairment	Loans held for investment: Collectively evaluated for impairment	Loans held for investment: Ending balance
One-to-four family	$109	$1,365	$1,474	$3,458	$218,374	$221,832
Home equity	6	90	96	228	13,570	13,798
Commercial and multifamily	—	2,227	2,227	2,336	277,556	279,892
Construction and land	4	694	698	66	70,336	70,402
Manufactured homes	116	332	448	214	21,965	22,179
Floating homes	—	376	376	—	59,784	59,784
Other consumer	26	307	333	348	18,022	18,370
Commercial business	—	238	238	170	24,282	24,452
Unallocated	—	517	517	—	—	—
Total	$261	$6,146	$6,407	$6,820	$703,889	$710,709

	December 31, 2021
	Allowance: Individually evaluated for impairment	Allowance: Collectively evaluated for impairment	Allowance: Ending balance	Loans held for investment: Individually evaluated for impairment	Loans held for investment: Collectively evaluated for impairment	Loans held for investment: Ending balance
One-to-four family	$112	$1,290	$1,402	$4,066	$203,594	$207,660
Home equity	7	86	93	215	13,035	13,250
Commercial and multifamily	—	2,340	2,340	2,380	275,795	278,175
Construction and land	4	646	650	68	63,037	63,105
Manufactured homes	144	331	475	221	21,415	21,636
Floating homes	—	372	372	493	58,775	59,268
Other consumer	26	284	310	106	16,642	16,748
Commercial business	—	269	269	176	27,850	28,026
Unallocated	—	395	395	—	—	—
Total	$293	$6,013	$6,306	$7,725	$680,143	$687,868

The following tables summarize the activity in the allowance for loan losses for the periods indicated (in thousands):

	Three Months Ended March 31, 2022
	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,402	$—	$—	$72	$1,474
Home equity	93	—	2	1	96
Commercial and multifamily	2,340	—	—	(113)	2,227
Construction and land	650	—	—	48	698
Manufactured homes	475	—	—	(27)	448
Floating homes	372	—	—	4	376
Other consumer	310	(26)	5	44	333
Commercial business	269	(6)	1	(26)	238
Unallocated	395	—	—	122	517
Total	$6,306	$(32)	$8	$125	$6,407

	Three Months Ended March 31, 2021
	Beginning Allowance	Charge-offs		Recoveries	(Recapture) Provision	Ending Allowance
One-to-four family	$1,063	$(62)		$—	$(21)	$980
Home equity	147	—		—	(36)	111
Commercial and multifamily	2,370	—		—	(261)	2,109
Construction and land	578	—		—	17	595
Manufactured homes	529	—		1	(159)	371
Floating homes	328	—		—	(37)	291
Other consumer	288	(9)		3	(95)	187
Commercial business	291	—		2	427	720
Unallocated	406	—		—	165	571
Total	$6,000	$(71)	0	$6	$—	$5,935

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

The following tables present the internally assigned grades as of the dates indicated, by type of loan (in thousands):

	March 31, 2022
	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$218,585	$13,459	$245,940	$64,581	$21,672	$59,183	$18,108	$20,817	$662,345
Watch	353	22	22,713	4,184	316	—	—	3,464	31,052
Special Mention	—	—	4,129	830	—	601	—	—	5,560
Substandard	2,894	317	7,110	807	191	—	262	171	11,752
Total	$221,832	$13,798	$279,892	$70,402	$22,179	$59,784	$18,370	$24,452	$710,709

	December 31, 2021
	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$203,883	$12,904	$233,300	$56,310	$21,137	$58,171	$16,728	$23,713	$626,146
Watch	363	23	32,770	4,347	305	—	—	3,561	41,369
Special Mention	—	—	4,553	830	—	604	—	211	6,198
Substandard	3,414	323	7,552	1,618	194	493	20	541	14,155
Total	$207,660	$13,250	$278,175	$63,105	$21,636	$59,268	$16,748	$28,026	$687,868
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
The following table presents the recorded investment in nonaccrual loans as of the dates indicated, by type of loan (in thousands):

	March 31, 2022	December 31, 2021
One-to-four family	$1,676	$2,207
Home equity	155	140
Commercial and multifamily	2,336	2,380
Construction and land	31	33
Manufactured homes	135	122
Floating homes	—	493
Other consumer	244	—
Commercial business	170	176
Total	$4,747	$5,552

The following tables present the aging of the recorded investment in past due loans as of the dates indicated, by type of loan (in thousands):

	March 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	> 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$74	$—	$1,535	$—	$1,609	$220,223	$221,832
Home equity	—	—	136	—	136	13,662	13,798
Commercial and multifamily	—	—	—	—	—	279,892	279,892
Construction and land	84	—	—	—	84	70,318	70,402
Manufactured homes	75	—	73	—	148	22,031	22,179
Floating homes	—	—	—	—	—	59,784	59,784
Other consumer	249	12	—	—	261	18,109	18,370
Commercial business	—	—	170	—	170	24,282	24,452
Total	$482	$12	$1,914	$—	$2,408	$708,301	$710,709

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	> 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$1,805	$58	$87	$—	$1,950	$205,710	$207,660
Home equity	—	—	140	—	140	13,110	13,250
Commercial and multifamily	—	—	—	—	—	278,175	278,175
Construction and land	837	—	—	—	837	62,268	63,105
Manufactured homes	123	—	59	—	182	21,454	21,636
Floating homes	—	—	244	—	244	59,024	59,268
Other consumer	2	76	—	—	78	16,670	16,748
Commercial business	6	—	176	—	182	27,844	28,026
Total	$2,773	$134	$706	$—	$3,613	$684,255	$687,868

Nonperforming Loans.  Loans are considered nonperforming when they are placed on nonaccrual.
The following tables present the credit risk profile of our loan portfolio based on payment activity as of the dates indicated, by type of loan (in thousands):

	March 31, 2022
	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Performing	$220,156	$13,643	$277,556	$70,371	$22,044	$59,784	$18,126	$24,282	$705,962
Nonperforming	1,676	155	2,336	31	135	—	244	170	4,747
Total	$221,832	$13,798	$279,892	$70,402	$22,179	$59,784	$18,370	$24,452	$710,709

	December 31, 2021
	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Performing	$205,453	$13,110	$275,795	$63,072	$21,514	$58,775	$16,748	$27,850	$682,316
Nonperforming	2,207	140	2,380	33	122	493	—	176	5,552
Total	$207,660	$13,250	$278,175	$63,105	$21,636	$59,268	$16,748	$28,026	$687,868
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

Impaired loans at the dates indicated, by type of loan were as follows (in thousands):

	March 31, 2022
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$3,566	$2,510	$948	$3,458	$109
Home equity	228	155	73	228	6
Commercial and multifamily	2,336	2,336	—	2,336	—
Construction and land	66	31	35	66	4
Manufactured homes	214	68	146	214	116
Floating homes	—	—	—	—	—
Other consumer	348	244	104	348	26
Commercial business	170	170	—	170	—
Total	$6,928	$5,514	$1,306	$6,820	$261

	December 31, 2021
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$4,177	$3,109	$957	$4,066	$112
Home equity	215	140	75	215	7
Commercial and multifamily	2,380	2,380	—	2,380	—
Construction and land	68	33	35	68	4
Manufactured homes	221	44	177	221	144
Floating homes	493	493	—	493	—
Other consumer	106	—	106	106	26
Commercial business	176	176	—	176	—
Total	$7,836	$6,375	$1,350	$7,725	$293
The following table presents the average recorded investment and interest income recognized on impaired loans for the periods indicated, by loan types (in thousands):

	Three Months Ended March 31,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to-four family	$3,762	$25	$3,575	$29
Home equity	221	4	290	5
Commercial and multifamily	2,358	29	353	—
Construction and land	67	1	76	—
Manufactured homes	218	4	262	5
Floating homes	247	—	516	3
Other consumer	227	4	114	1
Commercial business	173	1	614	5
Total	$7,273	$68	$5,800	$48

Forgone interest on nonaccrual loans was $64 thousand and $40 thousand for the three months ended March 31, 2022 and 2021, respectively. There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual or impaired at March 31, 2022 and December 31, 2021.
Troubled debt restructurings.  TDRs are loans accounted for under ASC 310-40, which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. Once a TDR has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, we remove the TDR from nonperforming status. Loans classified as TDRs totaled $2.3 million and $2.6 million at March 31, 2022 and December 31, 2021, respectively, and are included in impaired loans. The Company has granted, in its TDRs, a variety of concessions to borrowers in the form of loan modifications. The modifications granted can generally be described in the following categories:
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
There were no loans modified as a TDR during the three months ended March 31, 2022 and March 31, 2021. There were no TDRs that were paid off during the three months ended March 31, 2022 and March 31, 2021.
There were no post-modification changes for the unpaid principal balance in loans, net of partial charge-offs, that were recorded as a result of the TDRs for the three months ended March 31, 2022 and March 31, 2021. There were no loans modified as a TDR for which there was a payment default within the first 12 months of modification during the three months ended March 31, 2022 and March 31, 2021.
The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified into TDRs.
As of March 31, 2022, there was one one-to-four family loans totaling $39 thousand that was in process of foreclosure.

Note 5 – Fair Value Measurements
The Company determines the fair values of its financial instruments based on the requirements established in ASC 820, Fair Value Measurements (“ASC 820”), which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. The Company’s fair values for financial instruments at March 31, 2022 were determined based on these requirements.
The following methods and assumptions were used to estimate the fair value of other financial instruments:
Cash and cash equivalents - The estimated fair value is equal to the carrying amount.
Available-for-sale securities – AFS securities are recorded at fair value based on quoted market prices, if available.  If quoted market prices are not available, management utilizes third-party pricing services or broker quotations from dealers in the specific instruments.  Level 2 securities include those traded on an active exchange, as well as U.S. government securities.
Held-to-maturity securities – HTM securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. The fair value is based on quoted market prices, if available.  If quoted market prices are not available, management utilizes third-party pricing services or broker quotations from dealers in the specific instruments.  Level 2 securities include those traded on an active exchange, as well as U.S. government securities.
Loans held-for-sale - One-to-four family mortgage loans held-for-sale are recorded at the lower of cost or fair value. The fair value of fixed-rate one-to-four family loans is based on whole loan forward prices obtained from government sponsored enterprises. At March 31, 2022 and December 31, 2021, loans held-for-sale were carried at cost, as no impairment was required.
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
Subordinated notes - The fair value of subordinated notes is estimated using discounted cash flows based on current lending rates for similar long-term debt instruments with similar terms and remaining time to maturity.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no transfers between levels during the three months ended March 31, 2022 and 2021.

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether or not recognized or recorded at fair value as of the dates indicated (in thousands):

	March 31, 2022		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$197,091	$197,091	$197,091	$—	$—
Available-for-sale securities	10,223	10,223	—	10,223	—
Held-to-maturity securities	2,223	2,056	—	2,056	—
Loans held-for-sale	1,297	1,297	—	1,297	—
Loans held-for-portfolio, net	703,078	688,447	—	—	688,447
Mortgage servicing rights	4,668	4,668	—	—	4,668
FHLB stock	1,117	1,117	—	1,117	—
FINANCIAL LIABILITIES:
Non-maturity deposits	737,598	737,598	—	737,598	—
Time deposits	98,493	99,415	—	99,415	—
Subordinated notes	11,644	11,644	—	11,644	—

	December 31, 2021		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$183,590	$183,590	$183,590	$—	$—
Available-for-sale securities	8,419	8,419	—	8,419	—
Loans held-for-sale	3,094	3,094	—	3,094	—
Loans held-for-portfolio, net	680,092	675,154	—	—	675,154
Mortgage servicing rights	4,273	4,273	—	—	4,273
FHLB stock	1,046	1,046	—	1,046	—
FINANCIAL LIABILITIES:
Non-maturity deposits	692,598	692,598	—	692,598	—
Time deposits	105,722	106,834	—	106,834	—
Subordinated notes	11,634	11,634	—	11,634	—

The following tables present the balance of assets measured at fair value on a recurring basis as of the dates indicated (in thousands):

	Fair Value at March 31, 2022
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$6,278	$—	$6,278	$—
Agency mortgage-backed securities	3,945	—	3,945	—
Mortgage servicing rights	4,668	—	—	4,668

	Fair Value at December 31, 2021
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$6,066	$—	$6,066	$—
Agency mortgage-backed securities	2,353	—	2,353	—
Mortgage servicing rights	4,273	—	—	4,273
The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis as of the dates indicated:

March 31, 2022
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	154%-440% (164%)
		Discount rate	10.5%-14.5% (12.5%)

December 31, 2021
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	204%-344% (205%)
		Discount rate	10.5%-14.5% (12.5%)
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
There were no assets or liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2022 and 2021.
Mortgage servicing rights are measured at fair value using a significant unobservable input (Level 3) on a recurring basis - additional information is included in “Note 6—Mortgage Servicing Rights.”

The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at March 31, 2022
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$659	$—	$—	$659
Impaired loans	6,820	—	—	6,820

	Fair Value at December 31, 2021
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$659	$—	$—	$659
Impaired loans	7,725	—	—	7,725
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at March 31, 2022 and December 31, 2021.
The following tables provide a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the dates indicated:

March 31, 2022
Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Third Party Appraisals	No discounts	N/A
Impaired loans(1)	Discounted Cash Flow	Discount Rate	0-10% (4%)
Impaired loans(2)	Third Party Appraisals	No discounts	N/A
(1) Represents TDRs included within impaired loans.
(2) Excludes TDRs.

December 31, 2021
Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Third Party Appraisals	No discounts	N/A
Impaired loans(1)	Discounted Cash Flow	Discount Rate	0-10% (4%)
Impaired loans(2)	Third Party Appraisals	No discounts	N/A
(1) Represents TDRs included within impaired loans.
(2) Excludes TDRs.

Note 6 – Mortgage Servicing Rights
The Company’s mortgage servicing rights portfolio totaled $502.5 million at March 31, 2022 compared to $508.1 million at December 31, 2021. Of this total balance, the unpaid principal balance of loans serviced for Federal National Mortgage Association (“Fannie Mae”) at March 31, 2022 and December 31, 2021 were $499.4 million and $504.1 million, respectively. The unpaid principal balance of loans serviced for other financial institutions at March 31, 2022 and December 31, 2021, totaled $3.1 million and $4.0 million, respectively. Loans serviced for others are not included in the Company’s financial statements as they are not assets of the Company.

A summary of the change in the balance of mortgage servicing assets during the periods indicated were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance, at fair value	$4,273	$3,780
Servicing rights that result from transfers and sale of financial assets	127	604
Changes in fair value:
Due to changes in model inputs or assumptions and other(1)	268	(275)
Ending balance, at fair value	$4,668	$4,109
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	March 31, 2022	December 31, 2021
Prepayment speed (Public Securities Association “PSA” model)	164%	205%
Weighted-average life	6.7 years	5.8 years
Discount rate	12.5%	12.5%

The amount of contractually specified servicing, late and ancillary fees earned on the mortgage servicing rights are included in mortgage servicing income on the Condensed Consolidated Statements of Income and totaled $320 thousand for the three months ended March 31, 2022 and $312 thousand for the three months ended March 31, 2021.

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

Note 8 – Borrowings, FHLB Stock and Subordinated Notes
The Company has a loan agreement with the FHLB of Des Moines. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial and multifamily loan portfolio based on the outstanding balance. At March 31, 2022 and December 31, 2021, the amount available to borrow under this credit facility was $413.9 million and $417.7 million, respectively, subject to eligible pledged collateral. At March 31, 2022, the credit facility was collateralized as follows:  one-to-four family mortgage loans with an advance equivalent of $57.3 million, commercial and multifamily mortgage loans with an advance equivalent of $51.0 million and home equity loans with an advance equivalent of $467 thousand. At December 31, 2021, the credit facility was collateralized as follows: one-to-four family mortgage loans with an advance equivalent of $59.7 million, commercial and multifamily mortgage loans with an advance equivalent of $52.9 million and home equity loans with an advance equivalent of $482 thousand. The Company had no outstanding borrowings under this arrangement at both March 31, 2022 and December 31, 2021.
Additionally, the Company had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $13.0 million and $11.5 million at March 31, 2022 and December 31, 2021, respectively, to secure public deposits. The remaining amount available to borrow as of March 31, 2022 and December 31, 2021, was $95.8 million and $101.5 million, respectively.
As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances. At March 31, 2022 and December 31, 2021, the Company had an investment of $1.1 million and $1.0 million, respectively in FHLB of Des Moines stock.
The Company has access to an unsecured Fed Funds line of credit from Pacific Coast Banker’s Bank (“PCBB”). The line has a one year term maturing on June 30, 2022 and is renewable annually. As of March 31, 2022, the amount available under this line of credit was $20.0 million. There was no balance on this line of credit as of March 31, 2022 and December 31, 2021, respectively.

In September 2020, the Company issued $12.0 million of fixed to floating rate subordinated notes that mature in 2030. The subordinated notes have an initial fixed interest rate of 5.25% to, but excluding, October 1, 2025, payable semi-annually in arrears. From, and including, October 1, 2025, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term Secured Overnight Financing Rate, or SOFR, plus 513 basis points, payable quarterly in arrears. The subordinated notes mature on May 15, 2030. Prior to October 1, 2025, the Company may redeem these notes, in whole but not in part, only under certain limited circumstances set forth in the subordinated notes and are redeemable by the Company in whole or in part beginning with the interest payment date of October 1, 2025. As of both March 31, 2022 and December 31, 2021, the balance of the subordinated notes was $11.6 million.

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
The following table summarizes the calculation of earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Net income	$1,723	$2,451
Weighted-average number of shares outstanding, basic	2,602	2,572
Effect of potentially dilutive common shares	38	39
Weighted-average number of shares outstanding, diluted	2,640	2,611
Earnings per share, basic(1)(2)	$0.66	$0.95
Earnings per share, diluted(1)(2)	$0.65	$0.93
(1)The basic and diluted earnings per share amounts for the three months ended March 31, 2022 and 2021 include the impact of income allocated to participating securities of $12 thousand and $12 thousand, respectively.
(2)The difference between the basic and diluted earnings per share amounts for the three months ended March 31, 2022 and 2021 under the Treasury Stock Method and the Two-Class Method, as prescribed in FASB ASC 260-10, Earnings Per Share, is immaterial.
There were 2,656 anti-dilutive securities at March 31, 2022 and 2,793 anti-dilutive securities at March 31, 2021.

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
As of March 31, 2022, on an adjusted basis, awards for stock options totaling 284,202 shares and awards for restricted stock totaling 151,651 shares of Company common stock have been granted, net of any forfeitures, to participants in the 2013 Plan and the 2008 Plan. Share-based compensation expense was $203 thousand and $166 thousand for the three months ended March 31, 2022 and March 31, 2021, respectively.
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
The following is a summary of the Company’s stock option award activity during the three months ended March 31, 2022 (dollars in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2022	91,316	$24.59	4.77	$1,773
Granted	12,800	42.85
Exercised	(2,421)	19.49
Forfeited	(452)	32.53
Outstanding at March 31, 2022	101,243	26.98	5.21	1,186
Exercisable	79,331	23.97	4.18	1,134
Expected to vest, assuming a 0% forfeiture rate over the vesting term	101,243	$26.98	5.21	$1,186
As of March 31, 2022, there was $164 thousand of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 3.0 years.
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The fair value of options granted for the three months ended March 31, 2022 and 2021 were determined using the following weighted-average assumptions as of the grant date.

	Three Months Ended March 31,
	2022	2021
Annual dividend yield	1.59%	1.60%
Expected volatility	26.48%	21.67%
Risk-free interest rate	1.64%	0.60%
Expected term	6.00 years	6.50 years
Weighted-average grant date fair value per option granted	$9.95	$5.64
There were 12,800 and 12,248 options granted during the three months ended March 31, 2022 and 2021, respectively.
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

The following is a summary of the Company’s non-vested restricted stock award activity during the three months ended March 31, 2022:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-Vested at January 1, 2022	17,586	$34.02
Granted	9,700	42.85
Vested	(8,432)	36.34
Forfeited	(250)	32.63
Non-Vested at March 31, 2022	18,604	$37.59	$38.10
Expected to vest assuming a 0% forfeiture rate over the vesting term	18,604	$37.59	$38.10
As of March 31, 2022, there was $647 thousand of unrecognized compensation cost related to non-vested restricted stock granted under the Plans. The cost is expected to be recognized over the weighted-average vesting period of 2.8 years. The total fair value of shares vested for the three months ended March 31, 2022 and 2021 was $306 thousand and $264 thousand, respectively.
Employee Stock Ownership Plan
In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company which was paid in full in 2017.  In August 2012, in conjunction with the Company’s conversion to a full stock company from the mutual holding company structure, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company.  The loan was being repaid principally by the Bank through contributions to the ESOP over a period of ten years. The interest rate on the loan was fixed at 2.25% per annum. As of March 31, 2022, the ESOP loan was repaid in full.
Neither the loan balance nor the related interest expense was reflected on the condensed consolidated financial statements.
The fair value of the 144,740 shares held by the ESOP trust was $5.5 million at March 31, 2022. ESOP compensation expense included in salaries and benefits was $205 thousand and $170 thousand for the three months ended March 31, 2022 and March 31, 2021, respectively.

Note 11 – Leases
We have operating leases for branch locations, a loan production office, our corporate office and in the past, for certain equipment. The lease term for our leases begins on the date we become legally obligated for the rent payments or we take possession of the building, whichever is earlier. Generally, our real estate leases have initial terms of three to ten years and typically include one renewal option. Our leases have remaining lease terms of one year to seven years. The operating leases generally contain renewal options and require us to pay property taxes and operating expenses for the properties.

The following table presents the lease right-of-use assets and lease liabilities recorded on the condensed consolidated balance sheet at the dates indicated (in thousands):

	March 31, 2022	December 31, 2021
Operating lease right-of-use assets	$5,777	$5,811
Operating lease liabilities	$6,211	$6,242
The following table presents the components of lease expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease expense
Office leases	$283	$273
Sublease income	(3)	(3)
Net lease expense	$280	$270
The following table presents the maturity of lease liabilities at the date indicated (in thousands):

March 31, 2022
Remainder of 2022	$807
2023	1,054
2024	1,035
2025	896
2026	862
Thereafter	2,149
Total lease payments	6,803
Less: Present value discount	592
Present value of lease liabilities	$6,211
Lease term and discount rate by lease type consist of the following at the dates indicated:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term:
Office leases	6.7 years	7.0 years
Weighted-average discount rate (annualized):
Office leases	2.64%	2.67%

Supplemental cash flow information related to leases was as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows
Office leases	$265	$258

Note 12 – Subsequent Events
On April 26, 2022, the Board of Directors of the Company declared a quarterly cash dividend of $0.17 per common share, payable on May 24, 2022 to stockholders of record at the close of business on May 10, 2022.
On April 26, 2022, the Company’s Board of Directors authorized an extension of the previously announced stock repurchase program authorizing the Company to repurchase up to $2.0 million of its outstanding shares of common stock during the period ending October 29, 2022. Repurchases may be made by the Company from time to time in the open market, based on prevailing market prices, or in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Statements
Certain matters discussed in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:

•potential adverse impacts to economic conditions in the Company’s local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations, or financial markets, generally, resulting from the COVID-19 pandemic, and any governmental or societal responses thereto;
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
•changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board;
•legislative or regulatory changes that adversely affect our business, including as a result of COVID-19, and the availability of resources to address such changes;
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
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•the other risks described from time to time in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).
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
Sound Community Bank’s deposits are insured up to applicable limits by the FDIC. At March 31, 2022, Sound Financial Bancorp, on a consolidated basis, had assets of $958.9 million, net loans held-for-portfolio of $703.1 million, deposits of $836.1 million and stockholders’ equity of $93.9 million. The shares of Sound Financial Bancorp are traded on NASDAQ Capital Market under the symbol “SFBC.”  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121.
Our principal business consists of attracting retail and commercial deposits from the general public and investing those funds in loans secured by first and second mortgages on one-to-four family residences (including home equity loans and lines of credit), commercial and multifamily real estate, construction and land, consumer and commercial business loans. Our commercial business loans include unsecured lines of credit and secured term loans and lines of credit secured by inventory, equipment and accounts receivable. We also offer a variety of secured and unsecured consumer loan products, including manufactured home loans, floating home loans, automobile loans, boat loans and recreational vehicle loans. As part of our business, we focus on residential mortgage loan originations, a significant portion of which we sell to Fannie Mae and other correspondents and the remainder of which we retain for our loan portfolio consistent with our asset/liability objectives. We sell loans which conform to the underwriting standards of Fannie Mae (“conforming”) in which we retain the servicing of the loan in order to maintain the direct customer relationship and to generate noninterest income. Residential loans which do not conform to the underwriting standards of Fannie Mae (“non-conforming”), are held in our loan portfolio. We originate and retain a significant amount of commercial real estate loans, including those secured by owner-occupied and nonowner-occupied commercial real estate, multifamily property, mobile home parks and construction and land development loans.
Critical Accounting Policies
Certain of our accounting policies require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for other-than-temporary impairment of securities, accounting for mortgage servicing rights, accounting for other real estate owned and accounting for deferred income taxes.  Our methodologies for analyzing the allowance for loan losses, other-than-temporary impairment, mortgage servicing rights, other real estate owned and deferred tax asset accounts are described in our 2021 Form 10-K.

COVID-19 Impact to the Company
The Company is actively monitoring and responding to the effects of the rapidly-changing COVID 19 pandemic. The Company maintains its commitment to supporting its community and customers during the COVID-19 pandemic and remains focused on keeping its employees safe and the Bank running effectively to serve its customers. As of March 31, 2022, all banking branches are open with normal hours and substantially all employees have returned to their routine working environments. The Bank will continue to monitor branch access and occupancy levels in relation to cases and close contact scenarios and follow governmental restrictions and public health authority guideline.
Comparison of Financial Condition at March 31, 2022 and December 31, 2021
General.   Total assets increased $39.2 million, or 4.3%, to $958.9 million at March 31, 2022 from $919.7 million at December 31, 2021. The increase was primarily a result of increases in cash and cash equivalents, investment securities, and loans held-for-portfolio.
Cash and Securities.  Cash and cash equivalents increased $13.5 million, or 7.4%, to $197.1 million at March 31, 2022 from $183.6 million at December 31, 2021 primarily due to increases in noninterest-bearing and interest-bearing deposits, partially related to temporary increases in lawyer trust accounts. These increases were partially offset by the redeployment of excess liquidity into higher earning loans and investments. Investment securities increased $4.0 million, or 47.8%, to $12.4 million at March 31, 2022, compared to $8.4 million at December 31, 2021. Held-to-maturity securities totaled $2.2 million at March 31, 2022, compared to none at December 31, 2021, due to the purchase of $2.2 million in municipal bonds and agency mortgage-backed securities. Available-for-sale securities totaled $10.2 million at March 31, 2022, compared to $8.4 million at December 31, 2021, and $9.1 million at March 31, 2021. The increase in available-for-sale securities was primarily due the purchase of $2.8 million in municipal bonds and agency mortgage-backed securities, partially offset by regularly scheduled payments and maturities.
Loans.  Loans held-for-portfolio, net, increased $23.0 million, or 3.4%, to $703.1 million at March 31, 2022 from $680.1 million at December 31, 2021, driven by increases across all loan classes, excluding commercial business loans. The increases primarily resulted from focused marketing campaigns, increased utilization of digital marketing tools and the addition of experienced lending staff during 2021. These increases were partially offset by the decrease in commercial business loans resulting from the forgiveness by the SBA.
The following table reflects the changes in the loan mix of our loan portfolio at March 31, 2022, as compared to December 31, 2021 (dollars in thousands):

	March 31, 2022	December 31, 2021	Amount Change	Percent Change
One-to-four family	$221,832	$207,660	$14,172	6.8%
Home equity	13,798	13,250	548	4.1
Commercial and multifamily	279,892	278,175	1,717	0.6
Construction and land	70,402	63,105	7,297	11.6
Manufactured homes	22,179	21,636	543	2.5
Floating homes	59,784	59,268	516	0.9
Other consumer	18,370	16,748	1,622	9.7
Commercial business	24,452	28,026	(3,574)	(12.8)
Premiums for purchased loans	788	897	(109)	(12.1)
Deferred loan fees	(2,012)	(2,367)	355	(15.0)
Total loans held-for-portfolio, gross	709,485	686,398	23,087	3.4
Allowance for loan losses	(6,407)	(6,306)	(101)	1.6
Total loans held-for-portfolio, net	$703,078	$680,092	$22,986	3.4%
The increase in one-to-four family loans was driven primarily by the origination of $13.0 million in conforming and non-conforming jumbo loans during the first quarter of 2022 and the origination of $8.5 million of conforming and non-conforming conventional loans in our portfolio. The increase in construction and land loans during the period was primarily due to disbursement of advances on previously originated loans and the increase in other consumer loans was primarily a result of larger loan sizes. The decrease in our commercial business loan portfolio was primarily due to SBA loan forgiveness. At March 31, 2022, our loan portfolio, net of deferred loan fees, remained well-diversified. Commercial and multifamily real estate loans accounted for 39.4% of total loans, one-to-four family loans, including home equity loans accounted for 33.1% of total loans, commercial business loans accounted for 3.4% of total loans, and consumer loans, consisting of manufactured homes, floating homes, and other consumer loans accounted for 14.2% of total loans at March 31, 2022. Construction and land loans accounted for 9.9% of total loans at March 31, 2022.
Loans held-for-sale totaled $1.3 million at March 31, 2022, compared to $3.1 million at December 31, 2021. The decrease was primarily due to a decline in mortgage originations reflecting reduced refinance activity.
Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of evaluation in accordance with generally accepted accounting principles in the United States. It is our best estimate of probable credit losses inherent in our loan portfolio.

The following table reflects the adjustments in our allowance during the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$6,306	$6,000
Charge-offs	(32)	(71)
Recoveries	8	6
Net charge-offs	(24)	(65)
Provision for loan losses during the period	125	—
Balance at end of period	$6,407	$5,935
Our allowance for loan losses increased $101 thousand, or 1.6%, to $6.4 million at March 31, 2022, from $6.3 million at December 31, 2021.
Specific loan loss reserves decreased to $261 thousand at March 31, 2022, compared to $293 thousand at December 31, 2021, while general loan loss reserves remained mostly flat at $5.6 million at both March 31, 2022 and December 31, 2021 and the unallocated reserve increased to $517 thousand at March 31, 2022, compared to $395 thousand at December 31, 2021. The increase in the unallocated reserve was primarily a result of the increase in the loan portfolio at March 31, 2022. The $2.1 million balance of PPP loans was omitted from the calculation for the allowance for loan losses at March 31, 2022, as these loans are 100% guaranteed by the SBA and management expects that the majority of the remaining PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reduce the Bank’s loan balance for the amount forgiven. Net charge-offs for the three months ended March 31, 2022 totaled $24 thousand compared to net charge-offs of $65 thousand for the three months ended March 31, 2021. At March 31, 2022, the allowance for loan losses as a percentage of total loans and nonperforming loans was 0.90% and 134.97%, respectively, compared to 0.92% and 113.58%, respectively, at December 31, 2021. See “Comparison of Results of Operations for the Three Months Ended March 31, 2022 and 2021 — Provision for Loan Losses.”
The following tables show certain credit ratios at and for the periods indicated and each component of the ratio's calculations.

	March 31, 2022	December 31, 2021
Allowance for loan losses as a percentage of total loans outstanding at period end	0.90%	0.92%
Allowance for loan losses	6,407	6,306
Total loans outstanding	710,709	687,868

Non-accrual loans as a percentage of total loans outstanding at period end	0.67%	0.81%
Total nonaccrual loans	4,747	5,552
Total loans outstanding	710,709	687,868

Allowance for loan losses as a percentage of non-accrual loans at period end	134.96%	113.58%
Allowance for loan losses	6,407	6,306
Total nonaccrual loans	4,747	5,552

	Three Months Ended March 31,
	2022	2021
	($ in thousands)
Net charge-offs during period to average loans outstanding:
One-to-four family:	—%	0.19%
Net charge-offs	—	62
Average loans outstanding	211,315	130,521

Home equity:	(0.05)%	—%
Net (recoveries)	(2)	—
Average loans outstanding	13,449	14,532

Commercial and multifamily real estate:	—%	—%
Net charge-offs	—	—
Average loans outstanding	279,237	256,478

Construction and land:	—%	—%
Net charge-offs	—	—
Average loans outstanding	65,314	63,906

Manufactured homes:	—%	(0.02)%
Net (recoveries)	—	(1)
Average loans outstanding	21,896	20,692

Floating homes:	—%	—%
Net charge-offs	—	—
Average loans outstanding	59,797	39,692

Other consumer:	0.49%	0.16%
Net charge-offs	21	6
Average loans outstanding	16,892	14,804

Commercial business:	0.09%	(0.01)%
Net charge-offs/(recoveries)	5	(2)
Average loans outstanding	25,657	75,108

Total loans:	0.01%	0.04%
Net charge-offs	24	65
Average loans outstanding	693,556	615,735
Mortgage Servicing Rights.  The fair value of mortgage servicing rights was $4.7 million at March 31, 2022, an increase of $395 thousand, or 9.2%, from $4.3 million at December 31, 2021. We record mortgage servicing rights on loans sold with servicing retained and upon acquisition of a servicing portfolio. Mortgage servicing rights are carried at fair value. If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.
Nonperforming Assets.  At March 31, 2022, nonperforming assets totaled $5.4 million, or 0.56% of total assets, compared to $6.2 million, or 0.68% of total assets at December 31, 2021.

The table below sets forth the amounts and categories of nonperforming assets at the dates indicated (dollars in thousands):

	Nonperforming Assets
	March 31, 2022	December 31, 2021	Amount Change	Percent Change
Nonaccrual loans	$4,474	$5,130	$(656)	(12.8)%
Nonperforming TDRs	273	422	(149)	(35.3)
Total nonperforming loans	4,747	5,552	(805)	(14.5)
OREO and repossessed assets	659	659	—	—
Total nonperforming assets	$5,406	$6,211	$(805)	(13.0)%

Nonperforming loans decreased $805 thousand, or 14.5%, to $4.7 million at March 31, 2022 from $5.6 million at December 31, 2021. The decrease in nonperforming assets primarily was due to decreases in one-to-four family loans and floating homes. The percentage of nonperforming loans to total loans was 0.67% at March 31, 2022, compared to 0.81% of total loans at December 31, 2021.
Deposits and Borrowings. Total deposits increased $37.8 million, or 4.7%, to $836.1 million at March 31, 2022 from $798.3 million at December 31, 2021. The increase was primarily a result of deposit growth from specialty business relationships and temporary increases in lawyer trust accounts, partially offset by a managed run-off of higher costing maturing certificates of deposits. We continue our efforts to grow noninterest-bearing deposits, which increased $18.3 million, or 9.6%, to $208.8 million at March 31, 2022, compared to $190.5 million at December 31, 2021. Noninterest-bearing deposits represented 25.0% of total deposits at March 31, 2022, compared to 23.9% at December 31, 2021.
A summary of deposit accounts with the corresponding weighted-average cost of funds at the dates indicated is presented below (dollars in thousands):

	March 31, 2022		December 31, 2021
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$203,819	—%	$187,684	—%
Interest-bearing demand	333,449	0.14	307,061	0.19
Savings	106,217	0.05	103,401	0.08
Money market	89,164	0.17	91,670	0.21
Time deposits	98,493	1.13	105,722	1.57
Escrow (1)	4,949	—	2,782	—
Total deposits	$836,091	0.21%	$798,320	0.41%
(1) Escrow balances shown in noninterest-bearing deposits on the consolidated balance sheets.
Scheduled maturities of time deposits at March 31, 2022, are as follows (in thousands):

Year Ending December 31,	Amount
2022	$43,253
2023	42,326
2024	5,685
2025	4,695
2026	2,229
Thereafter	305
$98,493
Savings, demand, and money market accounts have no contractual maturity. Certificates of deposit have maturities of five years or less.
The aggregate amount of time deposits in denominations of more than $250,000 at March 31, 2022 and December 31, 2021, totaled $18.7 million and $19.1 million, respectively. Deposit amounts in excess of $250,000 are not federally insured.

There were no outstanding FHLB advances at March 31, 2022 and December 31, 2021. Subordinated notes, net totaled $11.6 million at March 31, 2022 and December 31, 2021.
Stockholders’ Equity.   Total stockholders’ equity increased $492 thousand, or 0.5%, to $93.9 million at March 31, 2022, from $93.4 million at December 31, 2021. This increase primarily reflects $1.7 million in net income for the three months ended March 31, 2022, partially offset by the payment of cash dividends of $709 thousand in dividends to common stockholders during the three months ended March 31, 2022 and an unrealized loss, net of tax, of $608 thousand on our available-for-sale securities as a result of declining market values.

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

	Three Months Ended March 31,
	2022			2021
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$694,920	$8,075	4.71%	$628,397	$7,886	5.09%
Investments, cash and cash equivalents	189,618	138	0.30	228,752	113	0.20
Total interest-earning assets (1)	884,538	8,213	3.77	857,149	7,999	3.78
Interest-bearing liabilities:
Savings and money market accounts	196,128	30	0.06	155,854	64	0.17
Demand and NOW accounts	315,181	122	0.16	248,887	185	0.30
Certificate accounts	102,315	275	1.09	214,517	1,046	1.98
Subordinated notes	11,637	168	5.85	11,596	168	5.88
Total interest-bearing liabilities	625,261	595	0.39%	630,854	1,463	0.94%
Net interest income		$7,618			$6,536
Net interest rate spread			3.38%			2.84%
Net earning assets	$259,277			$226,295
Net interest margin			3.49%			3.09%
Average interest-earning assets to average interest-bearing liabilities		141.47%			135.87%
Total deposits	808,180	427	0.21%	780,375	1,295	0.67%
Total funding(2)	819,817	595	0.29%	791,971	1,463	0.75%
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

	Three Months Ended March 31, 2022 vs. 2021
	Increase (Decrease) due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:
Loans receivable	$773	$(584)	$189
Investments, cash and cash equivalents	(28)	53	25
Total interest-earning assets	745	(531)	214
Interest-bearing liabilities:
Savings and Money Market accounts	6	(40)	(34)
Demand and NOW accounts	26	(89)	(63)
Certificate accounts	(302)	(469)	(771)
Subordinated notes	1	(1)	—
Total interest-bearing liabilities	$(269)	$(599)	$(868)
Change in net interest income			$1,082

Comparison of Results of Operation for the Three Months Ended March 31, 2022 and 2021

General.
Q1 2022 vs Q1 2021. Net income decreased $728 thousand, or 29.7%, to $1.7 million, or $0.65 per diluted common share, for the three months ended March 31, 2022, compared to $2.5 million, or $0.93 per diluted common share, for the three months ended March 31, 2021. The decrease in net income was primarily the result of lower interest income earned on loans, coupled with lower noninterest income and higher noninterest expense, partially offset by lower interest expense paid on deposits.

Interest Income

Q1 2022 vs Q1 2021. Interest income increased $214 thousand, or 2.7%, to $8.2 million for the three months ended March 31, 2022, from $8.0 million for the three months ended March 31, 2021, primarily due to higher average loan balances, partially offset by a 38 basis point decline in the average loan yield. Interest income on loans increased $189 thousand, or 2.4%, to $8.1 million for the three months ended March 31, 2022, compared to $7.9 million for the three months ended March 31, 2021. The average balance of total loans was $694.9 million for the three months ended March 31, 2022, compared to $628.4 million for the three months ended March 31, 2021 resulting from increased balances in all loan categories, except for commercial business loans which declined as a result of the SBA’s repayment of PPP loans. The average yield on total loans was 4.71% for three months ended March 31, 2022, compared to 5.09% for the three months ended March 31, 2021. The average yield on total loans decreased primarily due to the decrease in the recognition of net deferred fees due to loan repayments from SBA loan forgiveness of PPP loans during the period and lower rates on new originations. Interest income included $84 thousand in fees earned related to PPP loans in the three months ended March 31, 2022, compared to $768 thousand in the same period a year ago. For the three months ended March 31, 2022, the average balance of PPP loans was $3.1 million and the average yield on PPP loans was 11.05%, including the recognition of the net deferred fees, with a positive impact on loan yield of three basis points. For the three months ended March 31, 2021, the average balance of PPP loans was $53.9 million and the average yield on PPP loans was 5.78%, including the recognition of deferred fees, with a positive impact on loan yield of six basis points. At March 31, 2022, PPP deferred loan origination fees of $60 thousand remain to be accreted into interest income during the remaining life of the loans. The impact of PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met, but is expected to cease completely after the two- or five-year maturity of the loans.
Interest income on the investment portfolio and cash and cash equivalents increased $25 thousand, or 22.1%, to $138 thousand for the three months ended March 31, 2022, compared to $113 thousand for the three months ended March 31, 2021. The increase in the interest income on investment securities and cash and cash equivalents was due to higher average yields, partially offset by lower average balances. The average balance on investments and cash and cash equivalents was $189.6 million for the three months ended March 31, 2022, compared to $228.8 million for the three months ended March 31, 2021. The decrease was due to lower average cash balances as we redeployed funds into higher interest-earning assets. The average yield on investments and cash and cash equivalents increased to 0.30% for the three months ended March 31, 2022, compared to 0.20% for the three months ended March 31, 2021, as a result of the rising interest rate environment and the increase in the average balance of our investment securities portfolio.
Interest Expense
Q1 2022 vs Q1 2021. Interest expense decreased $868 thousand, or 59.3%, to $595 thousand for the three months ended March 31, 2022, from $1.5 million for the three months ended March 31, 2021. Interest expense on deposits decreased $868 thousand, or 67.0%, to $427 thousand for the three months ended March 31, 2022, compared to $1.3 million for the same period a year ago. The decrease was primarily the result of a 46 basis point decline in the average cost of deposits reflecting reduced rates paid on all deposits and a $112.2 million, or 52.3%, decline in the average balance of certificate accounts, partially offset by a $106.6 million, or 26.3%, increase in the average balance of interest-bearing deposits other than certificate accounts. In addition, total deposit costs were favorably impacted by a $33.4 million increase in the average balance of noninterest bearing deposits to $194.6 million for the three months ended March 31, 2022, compared to $161.1 million for the same period last year. The increase in the average balance of noninterest bearing deposits contributed to the 46 basis point decrease in the average cost of total deposits to 0.21% for the quarter ended March 31, 2022, from 0.67% for the quarter ended March 31, 2021.

Net Interest Income.
Q1 2022 vs Q1 2021. Net interest income increased $1.1 million, or 16.6%, to $7.6 million for the three months ended March 31, 2022, from $6.5 million for the three months ended March 31, 2021. Our net interest margin was 3.49% and 3.09% for the three months ended March 31, 2022 and 2021, respectively. The increase in net interest income primarily resulted from the decline in the average rate paid on deposits and, to a lesser extent, higher interest income. The increase in net interest margin was primarily due to the decline in rates paid on interest-bearing liabilities as a result of the managed runoff of higher costing deposits. During the first quarter of 2022, the average yield earned on PPP loans, including the recognition of the net deferred fees for PPP loans repaid and forgiven by the SBA, resulted in a positive impact to the net interest margin of three basis points, compared to a positive impact of 18 basis points during the quarter ended March 31, 2021.

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
A provision for loan losses of $125 thousand was recorded for the three months ended March 31, 2022, as compared to no provision for loan losses for the three months ended March 31, 2021. The increase in the provision for loan losses resulted primarily from the increase in our loan portfolio, partially offset by a shift in the loan portfolio composition to loan types requiring a lower general loan allowance. Our allowance for loan losses as of March 31, 2022, not only reflects probable and inherent credit losses based upon the economic conditions that existed as of March 31, 2022, but also reflects the inherent uncertainty related to the economic environment as a result of local, national and global events. Net charge-offs for the three months ended March 31, 2022 totaled $24 thousand, compared to net charge-offs of $65 thousand for the three months ended March 31, 2021.
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

Noninterest Income.  Noninterest income decreased $1.2 million, or 43.7%, to $1.5 million for the three months ended March 31, 2022, as compared to $2.7 million for the three months ended March 31, 2021, as reflected below (dollars in thousands):

	Three Months Ended March 31,		Amount Change	Percent Change
	2021	2020
Service charges and fee income	$549	$532	$17	3.2%
Earnings on cash surrender value of BOLI	21	82	(61)	(74.4)
Mortgage servicing income	320	312	8	2.6
Fair value adjustment on mortgage servicing rights	268	(275)	543	(197.5)
Net gain on sale of loans	365	2,053	(1,688)	(82.2)
Total noninterest income	$1,523	$2,704	$(1,181)	(43.7)%
The decrease in noninterest income during the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to a $1.7 million decrease in net gain on sale of loans due to a decline in both the amount of loans originated for sale and gross margins for loans sold, partially offset by a $543 thousand improvement in the fair value adjustment on mortgage servicing rights. Loans sold during the quarter ended March 31, 2022, totaled $12.2 million, compared to $68.1 million during the quarter ended March 31, 2021. The improvement in the fair value adjustment on mortgage servicing rights resulted from loan prepayment speeds slowing during the quarter as mortgage interest rates moved slightly higher.

Noninterest Expense.  Noninterest expense increased $673 thousand, or 10.9%, to $6.8 million during the three months ended March 31, 2022, compared to $6.2 million during the three months ended March 31, 2021, as reflected below (dollars in thousands):

	Three Months Ended March 31,		Amount Change	Percent Change
	2022	2021
Salaries and benefits	$4,167	$3,644	$523	14.4%
Operations	1,314	1,206	108	9.0
Regulatory assessments	101	101	—	—
Occupancy	432	448	(16)	(3.6)
Data processing	821	779	42	5.4
Net gain on OREO and repossessed assets	—	(16)	16	(100.0)
Total noninterest expense	$6,835	$6,162	$673	10.9%

The increase in noninterest expense during the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to an increase in salaries and benefits of $523 thousand as a result of higher wages and incentive compensation, higher medical expenses and lower deferred compensation, partially offset by a decrease in commission expense related to a decline in mortgage activity in first quarter of 2022 as compared to the same period in 2021. Operations expense also increased $108 thousand due to increases in various accounts including marketing expenses, office related expenses, and professional fees.
The efficiency ratio for the quarter ended March 31, 2022 was 74.77%, compared to 66.69% for the quarter ended March 31, 2021. The weakening in the efficiency ratio for the current quarter compared to the same period in the prior year is primarily due to higher noninterest expense and lower revenues.

Income Tax Expense.  Income tax expense declined to $458 thousand from $627 thousand for the three months ended March 31, 2022 and March 31, 2021, respectively, primarily due to lower pre-tax income. The effective tax rate for both the three months ended March 31, 2022 and 2021 was 21.0% and 20.4%.

Capital and Liquidity
The Management Discussion and Analysis in Item 7 of the Company’s 2021 Form 10-K contains an overview of Sound Financial Bancorp’s and the Bank’s liquidity management, sources of liquidity and cash flows. This discussion updates that disclosure for the three months ended March 31, 2022.
Capital. Shareholders’ equity totaled $93.9 million at March 31, 2022 and $93.4 million at December 31, 2021. In addition to net income of $1.7 million, other sources of capital during the three months ended March 31, 2022 included $43 thousand in proceeds from stock option exercises and $203 thousand related to stock-based compensation. Uses of capital during the three months ended March 31, 2022 included $709 thousand of dividends paid on common stock, other comprehensive loss, net of tax, of $608 thousand and $160 thousand of stock repurchases.
We paid regular quarterly dividends of $0.17 per common share and a special dividend of $0.10 per common share during the three months ended March 31, 2022 and 2021, which equates to a dividend payout ratio of 41.15% in 2022 and 28.64% in 2021. The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment of the regular quarterly cash dividend during the remainder of 2022 at this rate of $0.17 per share, our average total dividend paid each quarter would be approximately $445 thousand based on the number of our current outstanding shares (which assumes no increases or decreases in the number of shares, except in connection with the anticipated vesting of currently outstanding equity awards).
The dividends, if any, we may pay may be limited as more fully discussed under “Business—How We Are Regulated—Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of the Company’s 2021 Form 10-K.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans may also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. The Company’s current stock repurchase program authorizes the Company to repurchase, during the period ending October 29, 2022, up to $2.0 million of the Company’s outstanding shares in the open market, based on prevailing market prices, or in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing, volume and price of purchases are made at our discretion, and are contingent upon our overall financial condition, as well as general market conditions. As of May 6, 2022, approximately $1.5 million of our common stock remains available for repurchase under this program. See “Unregistered Sales of Equity Securities and Use of Proceeds” contained in Item 2, Part II of this Form 10-Q for additional information relating to stock repurchases.
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

As of March 31, 2022, we had $207.3 million in cash and available-for-sale investment securities and $1.3 million in loans held-for-sale. At March 31, 2022, we had the ability to borrow $95.8 million in FHLB advances and access to additional borrowings of $20.5 million through the Federal Reserve's discount window, in each case subject to certain collateral requirements. We had no outstanding advances or borrowings with the FHLB or Federal Reserve at March 31, 2022. In addition, we also had available $20.0 million of credit facilities with PCBB, with no balance outstanding at March 31, 2022. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible. As of March 31, 2022, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us. For additional details, see “Note 8—Borrowings, FHLB Stock and Subordinated Notes” in the Notes to Consolidated Financial Statements contained in "Item 1. Financial Statements and Supplementary Data" of this Form 10-Q.
In the ordinary course of business, we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such payments as of March 31, 2022. These include payments related to (i) long-term borrowings (Note 8—Borrowings, FHLB Stock and Subordinated Notes) and (ii) operating leases (Note 11—Leases). Refer to the Financial Condition discussion within this Item 2 for the expected timing of such payments as of March 31, 2022 related to time deposits with stated maturity dates and the discussion below for commitments to extend credit and standby letters of credit.
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
Financial instruments whose contract amount represents credit risk were as follow (in thousands):

	March 31, 2022	December 31, 2021
Residential mortgage commitments	$10,248	$6,663
Unfunded construction commitments	90,619	89,797
Unused lines of credit	37,655	35,036
Irrevocable letters of credit	151	151
Total loan commitments	$138,673	$131,647
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
Sound Financial Bancorp is a holding company and does not conduct operations; its sources of liquidity are generally dividends up-streamed from Sound Community Bank, interest on investment securities, if any, and borrowings from outside sources. Banking regulations may limit the dividends that may be paid to us by Sound Community Bank. See, “Business — How We Are Regulated — Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of the Company’s 2021 Form 10-K. At March 31, 2022 Sound Financial Bancorp, on an unconsolidated basis, had $3.1 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.
See also the "Consolidated Statements of Cash Flows" included in “Item 1. Financial Statements and Supplementary Data” of this Form 10-Q, for further information.

Regulatory Capital
Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action (“PCA”). Qualifying institutions that elect to use the Community Bank Leverage Ratio, or CBLR, framework, such as the Bank and the Company, that maintain the required minimum leverage ratio will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies’ PCA framework. As of March 31, 2022, the Bank and Company’s CBLR was 10.96% and 10.05%, respectively, which exceeded the minimum requirements. See "Part I, Item 1. Business – Regulation of Sound Community Bank – Capital Rules " in the Company's 2021 Form 10-K for additional information related to regulatory capital.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company provided information about market risk in Item 7A of its 2021 Form 10-K.  There have been no material changes in our market risk since our 2021 Form 10-K.
Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”), as of March 31, 2022, was carried out under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, and several other members of the Company’s senior management. The Company’s principal executive officer and principal financial officer concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Company’s principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
(b)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1     Legal Proceedings
In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A    Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of our 2021 Form 10-K.

Item 2    Unregistered Sales of Equity Securities and use of Proceeds
(a)    Not applicable.
(b)Not applicable.
(c)On April 26, 2022, the Company’s Board of Directors approved an extension of its previously announced stock repurchase program, which was set to expire on April 29, 2022, until October 29, 2022. Under this program the Company is authorized to repurchase up to $2.0 million of its outstanding shares of common stock during the period ending October 29, 2022, from time to time in the open market, based on prevailing market prices, or in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing, volume and price of purchases are made at our discretion, and are contingent upon our overall financial condition, as well as general market conditions.

The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended March 31, 2022:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	578	$43.46	578	$1,852,183
February 1, 2022 - February 28, 2022	579	$41.01	579	1,828,440
March 1, 2022 - March 31, 2022	2,851	$39.00	2,851	1,717,261
Total	4,008	$39.93	4,008	$1,717,261
________________________
(1) Includes the surrender of shares of Company common stock that the participants already own as payment of the exercise price for stock options. Shares surrendered by participants in the equity incentive plans are repurchased pursuant to the terms of the plan and applicable award agreement and not pursuant to publicly announced share repurchase programs.

Item 3    Defaults Upon Senior Securities
Nothing to report.

Item 4.    Mine Safety Disclosures
Not Applicable.

Item 5.    Other Information
Nothing to report.

Item 6.    Exhibits

Exhibits:
3.1	Articles of Incorporation of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on March 27, 2012 (File No. 333-180385))
3.2	Amended and Restated Bylaws of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on October 26, 2021 (File No. 001-35633))
4.1	Form of Common Stock Certificate of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on March 27, 2012 (File No. 333-180385))
4.2	Description of capital stock (incorporated herein by reference to the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-35633))
4.3	Forms of 5.25% Fixed-to-Floating Rate Subordinated Note due October 1, 2030 (included as Exhibit A to the Subordinate Note Purchase Agreement included in Exhibit 10.16) (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on September 21, 2020 (File No. 001-35633)).
10.1+	Amended and Restated Employment Agreement dated January 25, 2019, by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 30, 2019 (File No. 001-35633))
10.2+	Amended and Restated Supplemental Executive Retirement Agreement by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 27, 2015 (File No. 001-35633))
10.3+	Amended and Restated Long Term Compensation Agreement by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 27, 2015 (File No. 001-35633))
10.4+	Amended and Restated Confidentiality, Non-Competition and Non-Solicitation Agreement by and between
Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on
Form 8-K filed with the SEC on December 16, 2019 (File No. 001-35633))
10.5+	2008 Equity Incentive Plan (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 2009 (File No. 000-52889))
10.6+
Forms of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock Agreements under the 2008 Equity Incentive Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 29, 2009 (File No. 000-52889))

10.7+	Summary of Annual Bonus Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on February 3, 2020 (File No. 000-35633))
10.8+	2013 Equity Incentive Plan (included as Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q/A
for the quarter ended September 30, 2013 and incorporated herein by reference (File No. 001-35633))
10.9+	Form of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock
Agreement under the 2013 Equity Incentive Plan (included as Exhibit 10.14 to the Registrant's Quarterly
Report on Form 10-Q/A for the quarter ended September 30, 2013 and incorporated herein by reference (File
No. 001-35633))
10.10+	Form of Adoption Agreement for the Sound Community Bank Nonqualified Deferred Compensation Plan (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 30, 2021 (File No. (001-35633))
10.11+	The Sound Community Bank Nonqualified Deferred Compensation Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on March 24, 2017 (File No. 001-35633))
10.12+	Change of Control Agreement dated October 25, 2018, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Heidi Sexton (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on October 26, 2018 (File No. (001-35633))
10.13+	Credit Union of the Pacific Incentive Compensation Achievement Plan, dated January 1, 1994 (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 14, 2019 (File No. (001-35633))
10.14+	Form of Subordinated Note Purchase Agreement, dated September 18, 2020, by and among Sound Financial Bancorp, Inc. and the Purchasers (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on September 21, 2020 (File No. 001-35633)).
10.15+	Change in Control Agreement dated August 25, 2021 by and among Sound Financial Bancorp, Inc., Sound Community Bank and Wes Ochs (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on August 31, 2021 (File No. 001-35633)).
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification
101
The following financial statements from the Sound Financial Bancorp, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2022, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of equity (v) condensed consolidated statements of cash flows and (vi) the notes to condensed consolidated financial statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: May 10, 2022	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President/Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wes Ochs
Wes Ochs
Executive Vice President/Chief Strategy Officer and Chief Financial Officer
(Principal Financial Officer)