Form 10-Q
period 2022-06-30
Sound Financial Bancorp, Inc.
filed 2022-08-12
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of August 10, 2022, there were 2,579,530 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$80,051	$183,590
Available-for-sale securities, at fair value	9,382	8,419
Held-to-maturity securities, at amortized cost	2,215	—
Loans held-for-sale	100	3,094
Loans held-for-portfolio	806,078	686,398
Allowance for loan losses	(7,117)	(6,306)
Total loans held-for-portfolio, net	798,961	680,092
Accrued interest receivable	2,350	2,217
Bank-owned life insurance (“BOLI”), net	21,081	21,095
Other real estate owned (“OREO”) and repossessed assets, net	659	659
Mortgage servicing rights, at fair value	4,754	4,273
Federal Home Loan Bank (“FHLB”) stock, at cost	2,317	1,046
Premises and equipment, net	5,632	5,819
Right of use assets	5,548	5,811
Other assets	3,954	3,576
Total assets	$937,004	$919,691
LIABILITIES
Deposits
Interest-bearing	$599,377	$607,854
Noninterest-bearing demand	186,609	190,466
Total deposits	785,986	798,320
Borrowings	30,000	—
Accrued interest payable	194	200
Lease liabilities	5,980	6,242
Other liabilities	9,210	8,571
Advance payments from borrowers for taxes and insurance	922	1,366
Subordinated notes, net	11,655	11,634
Total liabilities	843,947	826,333
COMMITMENTS AND CONTINGENCIES (NOTE 7)	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,578,595 and 2,613,768 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	26	26
Additional paid-in capital	27,777	27,956
Retained earnings	66,203	65,237
Accumulated other comprehensive (loss) income, net of tax	(949)	139
Total stockholders’ equity	93,057	93,358
Total liabilities and stockholders’ equity	$937,004	$919,691
See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
INTEREST INCOME
Loans, including fees	$8,697	$8,299	$16,772	$16,184
Interest and dividends on investments, cash and cash equivalents	289	116	427	229
Total interest income	8,986	8,415	17,199	16,413
INTEREST EXPENSE
Deposits	414	896	841	2,190
Borrowings	12	—	12	—
Subordinated notes	168	168	336	336
Total interest expense	594	1,064	1,189	2,526
Net interest income	8,392	7,351	16,010	13,887
PROVISION FOR LOAN LOSSES	600	250	725	250
Net interest income after provision for loan losses	7,792	7,101	15,285	13,637
NONINTEREST INCOME
Service charges and fee income	596	526	1,146	1,059
(Loss) earnings on cash surrender value of bank-owned life insurance	(35)	96	(14)	178
Mortgage servicing income	313	321	633	633
Fair value adjustment on mortgage servicing rights	57	(294)	325	(569)
Net gain on sale of loans	84	1,063	450	3,116
Total noninterest income	1,015	1,712	2,540	4,417
NONINTEREST EXPENSE
Salaries and benefits	3,969	3,314	8,137	6,958
Operations	1,428	1,361	2,743	2,567
Regulatory assessments	99	91	200	192
Occupancy	439	409	872	857
Data processing	849	813	1,670	1,593
Net gain on OREO and repossessed assets	—	—	—	(16)
Total noninterest expense	6,784	5,988	13,622	12,151
Income before provision for income taxes	2,023	2,825	4,203	5,903
Provision for income taxes	409	574	867	1,201
Net income	$1,614	$2,251	$3,336	$4,702

Earnings per common share:
Basic	$0.62	$0.87	$1.28	$1.81
Diluted	$0.61	$0.85	$1.26	$1.78
Weighted-average number of common shares outstanding:
Basic	2,584,179	2,582,937	2,593,173	2,578,763
Diluted	2,615,299	2,627,621	2,627,789	2,619,736
 See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$1,614	$2,251	$3,336	$4,702
Available for sale securities:
Unrealized (losses) gains arising during the period	(607)	3	(1,377)	(57)
Income tax benefit (expense) related to unrealized (losses)/gains	127	(1)	289	12
Other comprehensive (loss) gain, net of tax	(480)	2	(1,088)	(45)
Comprehensive income	$1,134	$2,253	$2,248	$4,657

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2022 and 2021 (unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid -in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss), net of tax	Total Stockholders’ Equity
Balance, at March 31, 2022	2,621,531	$26	$28,154	$66,139	$(469)	$93,850
Net income	—	—	—	1,614	—	1,614
Other comprehensive loss, net of tax	—	—	—	—	(480)	(480)
Share-based compensation	—	—	91	—	—	91
Cash dividends paid on common stock ($0.17 per share)	—	—	—	(444)	—	(444)
Common stock repurchased	(42,791)	—	(468)	(1,106)	—	(1,574)
Common stock surrendered	(1,010)	—	(38)	—	—	(38)
Restricted shares forfeited	(585)	—	—	—	—	—
Common stock options exercised	1,450	—	38	—	—	38
Balance, at June 30, 2022	2,578,595	$26	$27,777	$66,203	$(949)	$93,057

Balance, at December 31, 2021	2,613,768	$26	$27,956	$65,237	$139	$93,358
Net income	—	—	—	3,336	—	3,336
Other comprehensive loss, net of tax	—	—	—	—	(1,088)	(1,088)
Share-based compensation	—	—	294	—	—	294
Restricted stock awards issued	9,700	—	—	—	—	—
Cash dividends paid on common stock ($0.44 per share)	—	—	—	(1,152)	—	(1,152)
Common stock repurchased	(46,799)	—	(516)	(1,218)	—	(1,734)
Common stock surrendered	(1,110)	—	(38)	—	—	(38)
Restricted shares forfeited	(835)	—	—	—	—	—
Common stock options exercised	3,871	—	81	—	—	81
Balance, at June 30, 2022	2,578,595	$26	$27,777	$66,203	$(949)	$93,057

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid -in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss), net of tax	Total Stockholders’ Equity
Balance, at March 31, 2021	2,609,806	$26	$27,447	$(85)	$59,975	$193	$87,556
Net income	—	—	—	—	2,251	—	2,251
Other comprehensive gain, net of tax	—	—	—	—	—	2	2
Share-based compensation	—	—	65	—	—	—	65
Common stock surrendered	(962)	—	(9)	—	(21)	—	(30)
Cash dividends paid on common stock ($0.17 per share)	—	—	—	—	(447)	—	(447)
Common stock options exercised	5,485	—	18	—	—	—	18
Allocation of ESOP shares	—	—	92	28	—	—	120
Balance, at June 30, 2021	2,614,329	$26	$27,613	$(57)	$61,758	$195	$89,535

Balance, at December 31, 2020	2,592,587	$25	$27,106	$(113)	$58,226	$240	$85,484
Net income	—	—	—	—	4,702	—	4,702
Other comprehensive loss, net of tax	—	—	—	—	—	(45)	(45)
Share-based compensation	—	—	231	—	—	—	231
Common stock surrendered	(3,991)	—	(9)	—	(21)	—	(30)
Cash dividends paid on common stock ($0.44 per share)	—	—	—	—	(1,149)	—	(1,149)
Restricted stock forfeited	(1,470)	—	—	—	—	—	—
Restricted stock awards issued	10,168	—	—	—	—	—	—
Common stock options exercised	17,035	1	121	—	—	—	122
Allocation of ESOP shares	—	—	164	56	—	—	220
Balance, at June 30, 2021	2,614,329	$26	$27,613	$(57)	$61,758	$195	$89,535

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,336	$4,702
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net discounts on investments	47	81
Provision for loan losses	725	250
Depreciation and amortization	354	337
Compensation expense related to stock options and restricted stock	294	231
Fair value adjustment on mortgage servicing rights	(325)	569
Right of use assets amortization	263	467
Change in lease liabilities	(262)	(453)
Change in cash surrender value of BOLI	14	(178)
Net change in advances from borrowers for taxes and insurance	(444)	(230)
Net gain on sale of loans	(450)	(3,116)
Proceeds from sale of loans held-for-sale	15,412	110,213
Originations of loans held-for-sale	(13,856)	(100,107)
Net gain on OREO and repossessed assets	—	(16)
Change in operating assets and liabilities:
Accrued interest receivable	(133)	176
Other assets	(88)	(312)
Accrued interest payable	(6)	(131)
Other liabilities	639	1,780
Net cash provided by operating activities	5,520	14,263
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(2,803)	—
Proceeds from principal payments, maturities and sales of available-for-sale securities	437	2,576
Purchase of held-to-maturity securities	(2,226)	—
Proceeds from principal payments of held-to-maturity securities	10	—
Net increase in loans	(117,862)	(26,447)
Purchase of BOLI	—	(3,057)
Purchases of premises and equipment, net	(167)	(110)
Proceeds from sale of OREO and other repossessed assets	—	35
Net cash used in investing activities	(122,611)	(27,003)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(12,334)	56,739
Proceeds from borrowings	30,000	—
FHLB stock purchased	(1,271)	(175)
Common stock repurchases	(1,734)	(30)
Purchase of stock surrendered to pay tax liability	(38)	—
Allocation of ESOP shares	—	220
Dividends paid on common stock	(1,152)	(1,149)
Proceeds from common stock option exercises	81	122
Net cash provided by financing activities	13,552	55,727
Net change in cash and cash equivalents	(103,539)	42,987
Cash and cash equivalents, beginning of period	183,590	193,828
Cash and cash equivalents, end of period	$80,051	$236,815
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$910	$1,670
Interest paid on deposits and borrowings	1,195	2,657
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
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the accounting guidance for troubled debt restructured loans (“TDRs”) by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the ASU requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. This ASU will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, upon the Company’s adoption of the amendments in ASU 2016-13, which is commonly referred to as the current expected credit loss methodology.

Note 3 – Investments
The Company classifies its debt investment securities in two categories: held-to-maturity (“HTM”) or available-for-sale (“AFS”). Unrealized holding gains or losses, net of the related tax effect, on AFS securities are excluded from income and are reported as a separate component of shareholders’ equity as accumulated other comprehensive income (loss) net of applicable taxes until realized. Recognized gains and losses from the sale of AFS securities are determined on a specific-identification basis. These securities are adjusted for the amortization or accretion of premiums or discounts. Securities classified as HTM are those that the Company has the positive intent and ability to hold until maturity. These securities are carried at amortized cost, adjusted for the amortization or accretion of premiums or discounts. The Company does not own any debt securities classified as trading or equity securities.
The amortized cost and fair value of our AFS securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2022
Municipal bonds	$6,715	$42	$(991)	$5,766
Agency mortgage-backed securities	3,869	6	(259)	3,616
Total	$10,584	$48	$(1,250)	$9,382

December 31, 2021
Municipal bonds	$5,931	$148	$(13)	$6,066
Agency mortgage-backed securities	2,312	53	(12)	2,353
Total	$8,243	$201	$(25)	$8,419
The amortized cost and fair value of our HTM securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2022
Municipal bonds	$705	$—	$(164)	$541
Agency mortgage-backed securities	1,510	—	(161)	1,349
Total	$2,215	$—	$(325)	$1,890

December 31, 2021
Municipal bonds	$—	$—	$—	$—
Agency mortgage-backed securities	—	—	—	—
Total	$—	$—	$—	$—
The amortized cost and fair value of AFS and HTM securities at June 30, 2022, by contractual maturity, are shown below (in thousands). Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	June 30, 2022
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$260	$261	$—	$—
Due after one year through five years	151	153	—	—
Due after five years through ten years	1,226	1,256	—	—
Due after ten years	5,078	4,096	705	541
Agency mortgage-backed securities	3,869	3,616	1,510	1,349
Total	$10,584	$9,382	$2,215	$1,890
There were no pledged securities at June 30, 2022 or December 31, 2021.

There were no sales of AFS securities during the three and six months ended June 30, 2022 or 2021. There were no sales of HTM securities during the three and six months ended June 30, 2022.
The following table summarizes the aggregate fair value and gross unrealized loss by length of time of those investments that have been in a continuous unrealized loss position at the dates indicated (in thousands):

	June 30, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities
Municipal bonds	$3,810	$(991)	$—	$—	$3,810	$(991)
Agency mortgage-backed securities	2,871	(188)	319	(71)	3,190	(259)
Total available-for-sale securities	$6,681	$(1,179)	$319	$(71)	$7,000	$(1,250)
Held-to-maturity securities
Municipal bonds	$541	$(164)	$—	$—	$541	$(164)
Agency mortgage-backed securities	1,349	(161)	—	—	1,349	(161)
Total held-to-maturity securities	$1,890	$(325)	$—	$—	$1,890	$(325)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities
Municipal bonds	$1,632	$(13)	$—	$—	$1,632	$(13)
Agency mortgage-backed securities	—	—	402	(12)	402	(12)
Total	$1,632	$(13)	$402	$(12)	$2,034	$(25)
There were no credit losses recognized in earnings related to other than temporary impairments during the three and six months ended June 30, 2022 or 2021.
At June 30, 2022, the total securities portfolio consisted of 12 agency mortgage-backed securities and 12 municipal bonds with a total portfolio fair value of $11.3 million. At December 31, 2021, the securities portfolio consisted of 10 agency mortgage-backed securities and 10 municipal bonds with a fair value of $8.4 million. At June 30, 2022, there were 15 securities in an unrealized loss position for less than 12 months, and one security in an unrealized loss position for more than 12 months. Of the 15 securities in an unrealized loss position for less than 12 months, two securities were classified as HTM. At December 31, 2021, there were two securities in an unrealized loss position for less than 12 months, and one security in an unrealized loss position for more than 12 months. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. The unrealized losses on these investments are not considered other-than-temporary impairment ("OTTI") as of June 30, 2022, because the decline in fair value is not attributable to credit quality and because we do not intend, and it is not likely that we will be required, to sell these securities before recovery of their amortized cost basis.

Note 4 – Loans
The composition of the loans-held-for portfolio at the dates indicated, excluding loans held-for-sale, was as follows (in thousands):

	June 30, 2022	December 31, 2021
Real estate loans:
One-to-four family	$250,295	$207,660
Home equity	16,374	13,250
Commercial and multifamily	307,462	278,175
Construction and land	101,394	63,105
Total real estate loans	675,525	562,190
Consumer loans:
Manufactured homes	23,264	21,636
Floating homes	66,573	59,268
Other consumer	18,076	16,748
Total consumer loans	107,913	97,652
Commercial business loans	24,302	28,026
Total loans held-for-portfolio	807,740	687,868
Premiums for purchased loans(1)	1,010	897
Deferred fees, net	(2,672)	(2,367)
Total loans held-for-portfolio, gross	806,078	686,398
Allowance for loan losses	(7,117)	(6,306)
Total loans held-for-portfolio, net	$798,961	$680,092
(1)Includes premiums resulting from purchased loans of $521 thousand related to one-to-four family loans, $324 thousand related to commercial and multifamily loans, and $165 thousand related to commercial business loans as of June 30, 2022. Includes premiums resulting from purchased loans of $556 thousand related to one-to-four family loans, $181 thousand related to commercial and multifamily loans, and $160 thousand related to commercial business loans as of December 31, 2021.
The Company was automatically authorized to participate in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), as a qualified lender since the inception of the program. As of June 30, 2022, the Bank had funded PPP loans totaling $119.2 million, $429 thousand of which remained outstanding and are included in commercial business loans above. PPP loans are 100% guaranteed by the SBA.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of the dates indicated (in thousands):

	June 30, 2022
	Allowance: Individually evaluated for impairment	Allowance: Collectively evaluated for impairment	Allowance: Ending balance	Loans held for portfolio: Individually evaluated for impairment	Loans held for portfolio: Collectively evaluated for impairment	Loans held for portfolio: Ending balance
One-to-four family	$109	$1,529	$1,638	$3,297	$246,998	$250,295
Home equity	6	107	113	224	16,150	16,374
Commercial and multifamily	—	2,312	2,312	2,307	305,155	307,462
Construction and land	4	1,020	1,024	65	101,329	101,394
Manufactured homes	99	345	444	192	23,072	23,264
Floating homes	—	410	410	—	66,573	66,573
Other consumer	23	308	331	335	17,741	18,076
Commercial business	—	240	240	—	24,302	24,302
Unallocated	—	605	605	—	—	—
Total	$241	$6,876	$7,117	$6,420	$801,320	$807,740

	December 31, 2021
	Allowance: Individually evaluated for impairment	Allowance: Collectively evaluated for impairment	Allowance: Ending balance	Loans held for portfolio: Individually evaluated for impairment	Loans held for portfolio: Collectively evaluated for impairment	Loans held for portfolio: Ending balance
One-to-four family	$112	$1,290	$1,402	$4,066	$203,594	$207,660
Home equity	7	86	93	215	13,035	13,250
Commercial and multifamily	—	2,340	2,340	2,380	275,795	278,175
Construction and land	4	646	650	68	63,037	63,105
Manufactured homes	144	331	475	221	21,415	21,636
Floating homes	—	372	372	493	58,775	59,268
Other consumer	26	284	310	106	16,642	16,748
Commercial business	—	269	269	176	27,850	28,026
Unallocated	—	395	395	—	—	—
Total	$293	$6,013	$6,306	$7,725	$680,143	$687,868

The following tables summarize the activity in the allowance for loan losses for the periods indicated (in thousands):

	Three Months Ended June 30, 2022
	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,474	$—	$45	$119	$1,638
Home equity	96	—	57	(40)	113
Commercial and multifamily	2,227	—	—	85	2,312
Construction and land	698	—	—	326	1,024
Manufactured homes	448	—	12	(16)	444
Floating homes	376	—	—	34	410
Other consumer	333	(11)	1	8	331
Commercial business	238	—	6	(4)	240
Unallocated	517	—	—	88	605
Total	$6,407	$(11)	$121	$600	$7,117

	Six Months Ended June 30, 2022
	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,402	$—	$45	$191	$1,638
Home equity	93	—	58	(38)	113
Commercial and multifamily	2,340	—	—	(28)	2,312
Construction and land	650	—	—	374	1,024
Manufactured homes	475	—	12	(43)	444
Floating homes	372	—	—	38	410
Other consumer	310	(35)	6	50	331
Commercial business	269	(6)	6	(29)	240
Unallocated	395	—	—	210	605
Total	$6,306	$(41)	$127	$725	$7,117

	Three Months Ended June 30, 2021
	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$980	$(15)	$—	$327	$1,292
Home equity	111	(8)	2	6	111
Commercial and multifamily	2,109	—	—	(122)	1,987
Construction and land	595	—	—	105	700
Manufactured homes	371	—	1	(5)	367
Floating homes	291	—	—	27	318
Other consumer	187	(10)	1	23	201
Commercial business	720	—	1	(28)	693
Unallocated	571	—	—	(83)	488
Total	$5,935	$(33)	$5	$250	$6,157

	Six Months Ended June 30, 2021
	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,063	$(76)	$—	$305	$1,292
Home equity	147	(8)	2	(30)	111
Commercial and multifamily	2,370	—	—	(383)	1,987
Construction and land	578	—	—	122	700
Manufactured homes	529	(2)	2	(162)	367
Floating homes	328	—	—	(10)	318
Other consumer	288	(19)	6	(74)	201
Commercial business	291	—	2	400	693
Unallocated	406	—	—	82	488
Total	$6,000	$(105)	$12	$250	$6,157
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
The following tables present the internally assigned grades as of the dates indicated, by type of loan (in thousands):

	June 30, 2022
	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$247,190	$16,041	$281,790	$96,405	$22,881	$66,573	$17,826	$24,173	$772,879
Watch	401	21	17,003	4,191	209	—	—	128	21,953
Special Mention	—	—	4,127	—	—	—	—	—	4,127
Substandard	2,704	312	4,542	798	174	—	250	1	8,781
Total	$250,295	$16,374	$307,462	$101,394	$23,264	$66,573	$18,076	$24,302	$807,740

	December 31, 2021
	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$203,883	$12,904	$233,300	$56,310	$21,137	$58,171	$16,728	$23,713	$626,146
Watch	363	23	32,770	4,347	305	—	—	3,561	41,369
Special Mention	—	—	4,553	830	—	604	—	211	6,198
Substandard	3,414	323	7,552	1,618	194	493	20	541	14,155
Total	$207,660	$13,250	$278,175	$63,105	$21,636	$59,268	$16,748	$28,026	$687,868
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
The following table presents the recorded investment in nonaccrual loans as of the dates indicated, by type of loan (in thousands):

	June 30, 2022	December 31, 2021
One-to-four family	$1,669	$2,207
Home equity	152	140
Commercial and multifamily	2,307	2,380
Construction and land	30	33
Manufactured homes	117	122
Floating homes	—	493
Other consumer	233	—
Commercial business	—	176
Total	$4,509	$5,552

The following tables present the aging of the recorded investment in past due loans as of the dates indicated, by type of loan (in thousands):

	June 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	> 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$—	$57	$1,535	$—	$1,592	$248,703	$250,295
Home equity	—	13	120	—	133	16,241	16,374
Commercial and multifamily	2,307	—	—	—	2,307	305,155	307,462
Construction and land	—	—	—	—	—	101,394	101,394
Manufactured homes	—	—	180	—	180	23,084	23,264
Floating homes	—	—	—	—	—	66,573	66,573
Other consumer	2	3	—	—	5	18,071	18,076
Commercial business	410	—	—	—	410	23,892	24,302
Total	$2,719	$73	$1,835	$—	$4,628	$803,112	$807,740

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	> 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$1,805	$58	$87	$—	$1,950	$205,710	$207,660
Home equity	—	—	140	—	140	13,110	13,250
Commercial and multifamily	—	—	—	—	—	278,175	278,175
Construction and land	837	—	—	—	837	62,268	63,105
Manufactured homes	123	—	59	—	182	21,454	21,636
Floating homes	—	—	244	—	244	59,024	59,268
Other consumer	2	76	—	—	78	16,670	16,748
Commercial business	6	—	176	—	182	27,844	28,026
Total	$2,773	$134	$706	$—	$3,613	$684,255	$687,868
Nonperforming Loans.  Loans are considered nonperforming when they are placed on nonaccrual.

The following tables present the credit risk profile of our loan portfolio based on payment activity as of the dates indicated, by type of loan (in thousands):

	June 30, 2022
	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Performing	$248,626	$16,222	$305,155	$101,364	$23,147	$66,573	$17,843	$24,302	$803,231
Nonperforming	1,669	152	2,307	30	117	—	233	—	4,509
Total	$250,295	$16,374	$307,462	$101,394	$23,264	$66,573	$18,076	$24,302	$807,740

	December 31, 2021
	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Performing	$205,453	$13,110	$275,795	$63,072	$21,514	$58,775	$16,748	$27,850	$682,316
Nonperforming	2,207	140	2,380	33	122	493	—	176	5,552
Total	$207,660	$13,250	$278,175	$63,105	$21,636	$59,268	$16,748	$28,026	$687,868
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

Impaired loans at the dates indicated, by type of loan were as follows (in thousands):

	June 30, 2022
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$3,359	$2,429	$868	$3,297	$109
Home equity	223	152	72	224	6
Commercial and multifamily	2,307	2,307	—	2,307	—
Construction and land	65	30	35	65	4
Manufactured homes	193	66	126	192	99
Floating homes	—	—	—	—	—
Other consumer	335	233	102	335	23
Commercial business	—	—	—	—	—
Total	$6,482	$5,217	$1,203	$6,420	$241

	December 31, 2021
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$4,177	$3,109	$957	$4,066	$112
Home equity	215	140	75	215	7
Commercial and multifamily	2,380	2,380	—	2,380	—
Construction and land	68	33	35	68	4
Manufactured homes	221	44	177	221	144
Floating homes	493	493	—	493	—
Other consumer	106	—	106	106	26
Commercial business	176	176	—	176	—
Total	$7,836	$6,375	$1,350	$7,725	$293

The following tables present the average recorded investment and interest income recognized on impaired loans for the periods indicated, by loan types (in thousands):

	Three Months Ended June 30,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to-four family	$3,377	$19	$2,882	$29
Home equity	226	3	260	3
Commercial and multifamily	2,322	22	176	—
Construction and land	65	1	76	1
Manufactured homes	204	4	254	4
Floating homes	—	—	512	4
Other consumer	341	6	111	1
Commercial business	85	(1)	400	(5)
Total	$6,620	$54	$4,671	$37

	Six Months Ended June 30,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to-four family	$3,607	$44	$3,166	$58
Home equity	222	7	271	8
Commercial and multifamily	2,341	51	235	—
Construction and land	67	2	76	1
Manufactured homes	210	8	258	8
Floating homes	164	—	514	7
Other consumer	263	10	112	2
Commercial business	115	—	471	—
Total	$6,989	$122	$5,103	$84
Forgone interest on nonaccrual loans was $60 thousand and $8 thousand for the three months ended June 30, 2022 and 2021, respectively. Forgone interest on nonaccrual loans was $123 thousand and $49 thousand for the six months ended June 30, 2022 and 2021, respectively. There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual or impaired at June 30, 2022.
Troubled debt restructurings. Loans classified as TDRs totaled $2.0 million and $2.6 million at June 30, 2022 and December 31, 2021, respectively, and are included in impaired loans. The Company has granted, in its TDRs, a variety of concessions to borrowers in the form of loan modifications. The modifications granted can generally be described in the following categories:
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
There were no loans modified as a TDR during the three and six months ended June 30, 2022 and June 30, 2021. There were three and two TDRs that were paid off during the six months ended June 30, 2022 and June 30, 2021, respectively.

There were no post-modification changes for the unpaid principal balance in loans, net of partial charge-offs, that were recorded as a result of the TDRs for the three and six months ended June 30, 2022 and June 30, 2021. There were no loans modified as a TDR for which there was a payment default within the first 12 months of modification during the six months ended June 30, 2022 and June 30, 2021.
The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified into TDRs at June 30, 2022.
As of June 30, 2022, there was one one-to-four family loan totaling $38 thousand that was in process of foreclosure.

Note 5 – Fair Value Measurements
The Company determines the fair values of its financial instruments based on the requirements established in ASC 820, Fair Value Measurements (“ASC 820”), which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. The Company’s fair values for financial instruments at June 30, 2022 and December 31, 2021 were determined based on these requirements.
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
Loans held-for-sale - One-to-four family mortgage loans held-for-sale are recorded at the lower of cost or fair value. The fair value of fixed-rate one-to-four family loans is based on whole loan forward prices obtained from government sponsored enterprises. At June 30, 2022 and December 31, 2021, loans held-for-sale were carried at cost, as no impairment was required.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no transfers between levels during the three and six months ended June 30, 2022 and 2021.
The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether or not recognized or recorded at fair value as of the dates indicated (in thousands):

	June 30, 2022		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$80,051	$80,051	$80,051	$—	$—
Available-for-sale securities	9,382	9,382	—	9,382	—
Held-to-maturity securities	2,215	1,890	—	1,890	—
Loans held-for-sale	100	100	—	100	—
Loans held-for-portfolio, net	798,961	761,243	—	—	761,243
Mortgage servicing rights	4,754	4,754	—	—	4,754
FHLB stock	2,317	2,317	—	2,317	—
FINANCIAL LIABILITIES:
Non-maturity deposits	690,031	690,031	—	690,031	—
Time deposits	95,955	96,441	—	96,441	—
Borrowings	30,000	—	—	—	—
Subordinated notes	11,655	11,655	—	11,655	—

	December 31, 2021		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$183,590	$183,590	$183,590	$—	$—
Available-for-sale securities	8,419	8,419	—	8,419	—
Loans held-for-sale	3,094	3,094	—	3,094	—
Loans held-for-portfolio, net	680,092	675,154	—	—	675,154
Mortgage servicing rights	4,273	4,273	—	—	4,273
FHLB stock	1,046	1,046	—	1,046	—
FINANCIAL LIABILITIES:
Non-maturity deposits	692,598	692,598	—	692,598	—
Time deposits	105,722	106,834	—	106,834	—
Subordinated notes	11,634	11,634	—	11,634	—

The following tables present the balance of assets measured at fair value on a recurring basis as of the dates indicated (in thousands):

	Fair Value at June 30, 2022
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$5,766	$—	$5,766	$—
Agency mortgage-backed securities	3,616	—	3,616	—
Mortgage servicing rights	4,754	—	—	4,754

	Fair Value at December 31, 2021
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$6,066	$—	$6,066	$—
Agency mortgage-backed securities	2,353	—	2,353	—
Mortgage servicing rights	4,273	—	—	4,273
The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis as of the dates indicated:

June 30, 2022
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	132%-479% (144%)
		Discount rate	10.5%-14.5% (12.5%)

December 31, 2021
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	204%-344% (205%)
		Discount rate	10.5%-14.5% (12.5%)
Generally, any significant increases in the constant prepayment rate and discount rate utilized in the fair value measurement of the mortgage servicing rights will result in a negative fair value adjustment (and decrease in the fair value measurement).  Conversely, a decrease in the constant prepayment rate and discount rate will result in a positive fair value adjustment (and increase in the fair value measurement).  An increase in the weighted-average life will result in a decrease in the constant prepayment rate and conversely, a decrease in the weighted-average life will result in an increase of the constant prepayment rate.
There were no assets or liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2022 and 2021.
Mortgage servicing rights are measured at fair value using a significant unobservable input (Level 3) on a recurring basis - additional information is included in “Note 6—Mortgage Servicing Rights.”

The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at June 30, 2022
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$659	$—	$—	$659
Impaired loans	6,420	—	—	6,420

	Fair Value at December 31, 2021
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$659	$—	$—	$659
Impaired loans	7,725	—	—	7,725
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at both June 30, 2022 and December 31, 2021.
The following tables provide a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the dates indicated:

June 30, 2022
Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Third Party Appraisals	No discounts	N/A
Impaired loans(1)	Discounted Cash Flow	Discount Rate	0-12.75% (10%)
Impaired loans(2)	Third Party Appraisals	No discounts	N/A
(1) Represents TDRs included within impaired loans.
(2) Excludes TDRs.

December 31, 2021
Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Third Party Appraisals	No discounts	N/A
Impaired loans(1)	Discounted Cash Flow	Discount Rate	0-10% (4%)
Impaired loans(2)	Third Party Appraisals	No discounts	N/A
(1) Represents TDRs included within impaired loans.
(2) Excludes TDRs.

Note 6 – Mortgage Servicing Rights
The Company’s mortgage servicing rights portfolio totaled $489.9 million at June 30, 2022 compared to $508.1 million at December 31, 2021. Of this total balance, the unpaid principal balance of loans serviced for Federal National Mortgage Association (“Fannie Mae”) at June 30, 2022 and December 31, 2021 were $487.5 million and $504.1 million, respectively. The unpaid principal balance of loans serviced for other financial institutions at June 30, 2022 and December 31, 2021, totaled $2.4 million and $4.0 million, respectively. Loans serviced for others are not included in the Company’s financial statements as they are not assets of the Company.

A summary of the change in the balance of mortgage servicing assets during the periods indicated were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance, at fair value	$4,668	$4,109	$4,273	$3,780
Servicing rights that result from transfers and sale of financial assets	29	336	156	940
Changes in fair value:
Due to changes in model inputs or assumptions and other(1)	57	(294)	325	(569)
Ending balance, at fair value	$4,754	$4,151	$4,754	$4,151
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	June 30, 2022	December 31, 2021
Prepayment speed (Public Securities Association “PSA” model)	144%	205%
Weighted-average life	7.2 years	5.8 years
Discount rate	12.5%	12.5%

The amount of contractually specified servicing, late and ancillary fees earned on the mortgage servicing rights are included in mortgage servicing income on the Condensed Consolidated Statements of Income and totaled $313 thousand and $633 thousand for the three and six months ended June 30, 2022 and $321 thousand and $633 thousand for the three and six months ended June 30, 2021, respectively.

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

Note 8 – Borrowings, FHLB Stock and Subordinated Notes
The Company has a loan agreement with the FHLB of Des Moines. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial and multifamily loan portfolio based on the outstanding balance. At June 30, 2022 and December 31, 2021, the amount available to borrow under this credit facility was $431.5 million and $417.7 million, respectively, subject to eligible pledged collateral. At June 30, 2022, the credit facility was collateralized as follows:  one-to-four family mortgage loans with an advance equivalent of $170.0 million, commercial and multifamily mortgage loans with an advance equivalent of $51.0 million and home equity loans with an advance equivalent of $525 thousand. At December 31, 2021, the credit facility was collateralized as follows: one-to-four family mortgage loans with an advance equivalent of $59.7 million, commercial and multifamily mortgage loans with an advance equivalent of $52.9 million and home equity loans with an advance equivalent of $482 thousand. The Company had $30.0 million outstanding borrowings under this arrangement at June 30, 2022 and no borrowings as of December 31, 2021.
Additionally, the Company had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $13.0 million and $11.5 million at June 30, 2022 and December 31, 2021, respectively, to secure public deposits. The remaining amount available to borrow as of June 30, 2022 and December 31, 2021, was $178.5 million and $101.5 million, respectively.
As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances. At June 30, 2022 and December 31, 2021, the Company had an investment of $2.3 million and $1.0 million, respectively in FHLB of Des Moines stock.
The Company has a borrowing agreement with the Federal Reserve Bank of San Francisco. The terms of the agreement call for a blanket pledge of a portion of the Company’s consumer and commercial business loans based on the outstanding balance. At

June 30, 2022 and December 31, 2021, the amount available to borrow under this credit facility was $21.9 million and $22.4 million, respectively, subject to eligible pledged collateral. The Company had no outstanding borrowings under this arrangement at June 30, 2022 and December 31, 2021.
The Company has access to an unsecured Fed Funds line of credit from Pacific Coast Banker’s Bank (“PCBB”). The line has a one year term maturing on June 30, 2023 and is renewable annually. As of June 30, 2022, the amount available under this line of credit was $20.0 million. There was no balance on this line of credit as of June 30, 2022 and December 31, 2021, respectively.
In September 2020, the Company issued $12.0 million of fixed to floating rate subordinated notes that mature in 2030. The subordinated notes have an initial fixed interest rate of 5.25% to, but excluding, October 1, 2025, payable semi-annually in arrears. From, and including, October 1, 2025, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term Secured Overnight Financing Rate, or SOFR, plus 513 basis points, payable quarterly in arrears. The subordinated notes mature on May 15, 2030. Prior to October 1, 2025, the Company may redeem these notes, in whole but not in part, only under certain limited circumstances set forth in the subordinated notes and are redeemable by the Company in whole or in part beginning with the interest payment date of October 1, 2025. As of June 30, 2022 and December 31, 2021, the balance of the subordinated notes was $11.7 million and $11.6 million, respectively.

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
The following table summarizes the calculation of earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$1,614	$2,251	$3,336	$4,702
Weighted-average number of shares outstanding, basic	2,584	2,583	2,593	2,579
Effect of potentially dilutive common shares	31	45	35	41
Weighted-average number of shares outstanding, diluted	2,615	2,628	2,628	2,620
Earnings per share, basic(1)(2)	$0.62	$0.87	$1.28	$1.81
Earnings per share, diluted(1)(2)	$0.61	$0.85	$1.26	$1.78
(1)The basic and diluted earnings per share amounts include the impact of income allocated to participating securities of $11 thousand and $23 thousand, for the three and six months ended June 30, 2022, and $15 thousand and $33 thousand for the three and six months ended June 30, 2021, respectively.
(2)The difference between the basic and diluted earnings per share amounts for the three and six months ended June 30, 2022 and 2021 under the Treasury Stock Method and the Two-Class Method, as prescribed in FASB ASC 260-10, Earnings Per Share, is immaterial.
There were 2,656 anti-dilutive securities at June 30, 2022 and zero anti-dilutive securities at June 30, 2021.

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
As of June 30, 2022, on an adjusted basis, awards for stock options totaling 283,628 shares and awards for restricted stock totaling 151,066 shares of Company common stock have been granted, net of any forfeitures, to participants in the 2013 Plan and the 2008 Plan. Share-based compensation expense was $91 thousand and $294 thousand for the three and six months ended June 30, 2022, and $65 thousand and $231 thousand for the three and six months ended June 30, 2021, respectively.
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
The following is a summary of the Company’s stock option award activity during the three months ended June 30, 2022 (dollars in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at April 1, 2022	101,243	$26.98	5.21	$1,186
Granted	—	—
Exercised	(1,450)	25.98
Forfeited	(446)	37.40
Expired	(128)	33.50
Outstanding at June 30, 2022	99,219	26.94	4.93	1,154
Exercisable	77,753	23.91	3.89	1,105
Expected to vest, assuming a 0% forfeiture rate over the vesting term	99,219	$26.94	4.93	$1,154

The following is a summary of the Company’s stock option award activity during the six months ended June 30, 2022 (dollars in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2022	91,316	$24.59	4.77	$1,773
Granted	12,800	42.85
Exercised	(3,871)	21.92
Forfeited	(898)	34.95
Expired	(128)	33.50
Outstanding at June 30, 2022	99,219	26.94	4.93	1,154
Exercisable	77,753	23.91	3.89	1,105
Expected to vest, assuming a 0% forfeiture rate over the vesting term	99,219	$26.94	4.93	$1,154
As of June 30, 2022, there was $145 thousand of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 2.8 years.
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The fair value of options granted for the six months ended June 30, 2022 and 2021 were determined using the following weighted-average assumptions as of the grant date.

	Six Months Ended June 30,
	2022	2021
Annual dividend yield	1.59%	1.60%
Expected volatility	26.48%	21.67%
Risk-free interest rate	1.64%	0.60%
Expected term	6.00 years	6.50 years
Weighted-average grant date fair value per option granted	$9.95	$5.64
There were zero and 12,800 options granted during the three and six months ended June 30, 2022, and zero and 12,250 options granted during the three and six months ended June 30, 2021, respectively.
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

The following is a summary of the Company’s non-vested restricted stock award activity during the three months ended June 30, 2022:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-Vested at April 1, 2022	18,604	$37.59
Granted	—	—
Vested	—	—
Forfeited	(585)	37.32
Non-Vested at June 30, 2022	18,019	37.60	37.95
Expected to vest assuming a 0% forfeiture rate over the vesting term	18,019	$37.60	$37.95

The following is a summary of the Company’s non-vested restricted stock award activity during the six months ended June 30, 2022:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-Vested at January 1, 2022	17,586	$34.02
Granted	9,700	42.85
Vested	(8,432)	36.34
Forfeited	(835)	35.91
Non-Vested at June 30, 2022	18,019	37.60	37.95
Expected to vest assuming a 0% forfeiture rate over the vesting term	18,019	$37.60	$37.95

As of June 30, 2022, there was $553 thousand of unrecognized compensation cost related to non-vested restricted stock granted under the Plans. The cost is expected to be recognized over the weighted-average vesting period of 2.6 years. The total fair value of shares vested for the six months ended June 30, 2022 and 2021 was $306 thousand and $264 thousand, respectively.
Employee Stock Ownership Plan
In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company which was paid in full in 2017.  In August 2012, in conjunction with the Company’s conversion to a full stock company from the mutual holding company structure, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company.  The loan was being repaid principally by the Bank through contributions to the ESOP over a period of ten years. The interest rate on the loan was fixed at 2.25% per annum. As of June 30, 2022, the ESOP loan was repaid in full.
Neither the loan balance nor the related interest expense was reflected on the condensed consolidated financial statements.
The fair value of the 140,713 shares held by the ESOP trust was $5.3 million at June 30, 2022. ESOP compensation expense included in salaries and benefits was $170 thousand and $375 thousand for the three and six months ended June 30, 2022 and $180 thousand and $350 thousand for the three and six months ended June 30, 2021, respectively.

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

The following table presents the lease right-of-use assets and lease liabilities recorded on the condensed consolidated balance sheet at the dates indicated (in thousands):

	June 30, 2022	December 31, 2021
Operating lease right-of-use assets	$5,548	$5,811
Operating lease liabilities	$5,980	$6,242
The following table presents the components of lease expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense
Office leases	$279	$272	$562	$545
Sublease income	(3)	(3)	(6)	(6)
Net lease expense	$276	$269	$556	$539
The following table presents the maturity of lease liabilities at the date indicated (in thousands):

June 30, 2022
Remainder of 2022	$535
2023	1,054
2024	1,035
2025	896
2026	862
Thereafter	2,150
Total lease payments	6,532
Less: Present value discount	552
Present value of lease liabilities	$5,980
Lease term and discount rate by lease type consist of the following at the dates indicated:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term:
Office leases	6.5 years	7.0 years
Weighted-average discount rate (annualized):
Office leases	2.65%	2.67%

Supplemental cash flow information related to leases was as follows for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows
Office leases	$265	$258	$530	$516

Note 12 – Subsequent Events
On July 26, 2022, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.17 per common share, payable on August 23, 2022 to stockholders of record at the close of business on August 09, 2022.
On July 26, 2022, the Company announced that its Board of Directors amended its existing stock repurchase program to increase the authorized repurchase amount to $4.0 million from $2.0 million effective immediately and to extend the stock repurchase program’s expiration date to January 31, 2023. The actual timing, number and value of shares repurchased under the stock repurchase program will depend on a number of factors, including constraints specified in the Rule 10b5-1 plan, price, general business and market conditions, and alternative investment opportunities. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time.

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
•changes in economic conditions, either nationally or in our market area, including as a result of employment levels and labor shortages, and the effects of inflation, a potential recession or slowed economic growth caused by increasing oil prices and supply chain disruptions;
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
Sound Community Bank’s deposits are insured up to applicable limits by the FDIC. At June 30, 2022, Sound Financial Bancorp, on a consolidated basis, had assets of $937.0 million, net loans held-for-portfolio of $799.0 million, deposits of $786.0 million and stockholders’ equity of $93.1 million. The shares of Sound Financial Bancorp are traded on NASDAQ Capital Market under the symbol “SFBC.”  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121.
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
Critical Accounting Policies
Certain of our accounting policies require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for other-than-temporary impairment of securities, accounting for mortgage servicing rights, accounting for other real estate owned and accounting for deferred income taxes. There have been no material changes in the Company’s critical accounting policies and estimates as previously disclosed in the Company’s 2021 Form 10-K

Comparison of Financial Condition at June 30, 2022 and December 31, 2021
General.   Total assets increased $17.3 million, or 1.9%, to $937.0 million at June 30, 2022 from $919.7 million at December 31, 2021. The increase primarily was a result of increases in investment securities and loans held-for-portfolio, partially offset by a decrease in cash and cash equivalents and loans held-for-sale.
Cash and Securities.  Cash and cash equivalents decreased $103.5 million, or 56.4%, to $80.1 million at June 30, 2022 from $183.6 million at December 31, 2021, primarily due to the redeployment of excess liquidity into higher earning loans and investments. Investment securities increased $3.2 million, or 37.7%, to $11.6 million at June 30, 2022, compared to $8.4 million at December 31, 2021. Held-to-maturity securities totaled $2.2 million at June 30, 2022, compared to none at December 31, 2021, due to the purchase of $2.2 million in municipal bonds and agency mortgage-backed securities. Available-for-sale securities totaled $9.4 million at June 30, 2022, compared to $8.4 million at December 31, 2021. The increase in available-for-sale securities was primarily due the purchase of $2.8 million in municipal bonds and agency mortgage-backed securities, partially offset by regularly scheduled payments and maturities.
Loans.  Loans held-for-portfolio, net, increased $118.9 million, or 17.5%, to $799.0 million at June 30, 2022 from $680.1 million at December 31, 2021, driven by increases across all loan classes, excluding commercial business loans. The increases primarily resulted from focused marketing campaigns, increased utilization of digital marketing tools and the addition of experienced lending staff during 2021, as well as United States Department of Agriculture guaranteed loan purchases. These increases were partially offset by the decrease in commercial business loans resulting from forgiveness by the U.S. Small Business Administration (“SBA”) of loans originated under the Paycheck Protection Program (“PPP”).
The following table reflects the changes in the loan mix of our loan portfolio at June 30, 2022, as compared to December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021	Amount Change	Percent Change
One-to-four family	$250,295	$207,660	$42,635	20.5%
Home equity	16,374	13,250	3,124	23.6
Commercial and multifamily	307,462	278,175	29,287	10.5
Construction and land	101,394	63,105	38,289	60.7
Manufactured homes	23,264	21,636	1,628	7.5
Floating homes	66,573	59,268	7,305	12.3
Other consumer	18,076	16,748	1,328	7.9
Commercial business	24,302	28,026	(3,724)	(13.3)
Premiums for purchased loans	1,010	897	112	12.5
Deferred loan fees	(2,672)	(2,367)	(304)	12.9
Total loans held-for-portfolio, gross	806,078	686,398	119,680	17.4
Allowance for loan losses	(7,117)	(6,306)	(811)	12.9
Total loans held-for-portfolio, net	$798,961	$680,092	$118,869	17.5%
The increase in one-to-four family loans was driven primarily by the origination of $38.4 million in conforming and non-conforming jumbo loans during the first half of 2022 and the origination of $26.9 million of conforming and non-conforming conventional loans in our portfolio. The increase in construction and land loans during the period was primarily due to the origination of new commercial construction loans. The decrease in our commercial business loan portfolio was primarily due to SBA forgiveness of PPP loans. At June 30, 2022, our loan portfolio, net of deferred loan fees, remained well-diversified. Commercial and multifamily real estate loans accounted for 38.1% of total loans, one-to-four family loans, including home equity loans accounted for 33.0% of total loans, commercial business loans accounted for 3.0% of total loans, and consumer loans, consisting of manufactured homes, floating homes, and other consumer loans accounted for 13.4% of total loans at June 30, 2022. Construction and land loans accounted for 12.6% of total loans at June 30, 2022.
Loans held-for-sale totaled $100 thousand at June 30, 2022, compared to $3.1 million at December 31, 2021. The decrease was primarily due to a decline in mortgage originations reflecting reduced refinance activity.

Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of evaluation in accordance with generally accepted accounting principles in the United States. It is our best estimate of probable credit losses inherent in our loan portfolio.

The following table reflects the adjustments in our allowance during the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$6,407	$5,935	$6,306	$6,000
Charge-offs	(11)	(33)	(41)	(105)
Recoveries	121	5	127	12
Net recoveries (charge-offs)	110	(28)	86	(93)
Provision for loan losses during the period	600	250	725	250
Balance at end of period	$7,117	$6,157	$7,117	$6,157
Our allowance for loan losses increased $811 thousand, or 12.9%, to $7.1 million at June 30, 2022, from $6.3 million at December 31, 2021.
Specific loan loss reserves decreased to $241 thousand at June 30, 2022, compared to $293 thousand at December 31, 2021, while general loan loss reserves increased to $6.3 million at June 30, 2022, compared to $5.6 million at December 31, 2021, and the unallocated reserve increased to $605 thousand at June 30, 2022, compared to $395 thousand at December 31, 2021. The increase in general loss reserves and the unallocated reserve was primarily a result of the increase in the loan portfolio at June 30, 2022. Net recoveries for the three and six months ended June 30, 2022 totaled $110 thousand and $86 thousand, compared to net charge-offs of $28 thousand and $93 thousand for the three and six months ended June 30, 2021, respectively. At June 30, 2022, the allowance for loan losses as a percentage of total loans and nonperforming loans was 0.88% and 157.85%, compared to 0.92% and 113.58%, at December 31, 2021, respectively. See “Comparison of Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021 — Provision for Loan Losses.”
The following tables show certain credit ratios at and for the periods indicated and each component of the ratio's calculations.

	June 30, 2022	December 31, 2021
Allowance for loan losses as a percentage of total loans outstanding at period end	0.88%	0.92%
Allowance for loan losses	7,117	6,306
Total loans outstanding	807,740	687,868

Non-accrual loans as a percentage of total loans outstanding at period end	0.56%	0.81%
Total nonaccrual loans	4,509	5,552
Total loans outstanding	807,740	687,868

Allowance for loan losses as a percentage of non-accrual loans at period end	157.85%	113.58%
Allowance for loan losses	7,117	6,306
Total nonaccrual loans	4,509	5,552

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in thousands)
Net recoveries (charge-offs) during period to average loans outstanding:
One-to-four family:	0.08%	(0.04)%	0.04%	(0.11)%
Net recoveries (charge-offs)	45	(15)	45	(76)
Average loans outstanding	232,288	137,195	221,801	133,858

Home equity:	1.51%	(0.17)%	0.82%	(0.08)%
Net recoveries (charge-offs)	57	(6)	58	(6)
Average loans outstanding	15,177	14,385	14,313	14,459

Commercial and multifamily real estate:	—%	—%	—%	—%
Net (charge-offs) recoveries	—	—	—	—
Average loans outstanding	288,988	248,059	284,112	252,269

Construction and land:	—%	—%	—%	—%
Net (charge-offs) recoveries	—	—	—	—
Average loans outstanding	78,959	65,521	72,137	64,713

Manufactured homes:	0.21%	0.02%	0.11%	—%
Net recoveries	12	1	12	—
Average loans outstanding	22,539	20,943	22,217	20,818

Floating homes:	—%	—%	—%	—%
Net (charge-offs) recoveries	—	—	—	—
Average loans outstanding	62,419	40,569	61,108	40,131

Other consumer:	(0.22)%	(0.24)%	(0.33)%	(0.18)%
Net (charge-offs)	(10)	(9)	(29)	(13)
Average loans outstanding	18,445	15,114	17,668	14,959

Commercial business:	0.10%	—%	—%	0.01%
Net recoveries	6	1	—	2
Average loans outstanding	23,959	82,956	24,808	79,032

Total loans:	0.06%	(0.02)%	0.02%	(0.03)%
Net recoveries (charge-offs)	110	(28)	86	(93)
Average loans outstanding	742,774	624,744	718,165	620,239
Nonperforming Assets.  At June 30, 2022, nonperforming assets, which are comprised of nonaccrual loans including nonperforming troubled debt restructurings (“TDRs”), and other real estate owned (“OREO”), totaled $5.2 million, or 0.55% of total assets, compared to $6.2 million, or 0.68% of total assets at December 31, 2021.

The table below sets forth the amounts and categories of nonperforming assets at the dates indicated (dollars in thousands):

	Nonperforming Assets
	June 30, 2022	December 31, 2021	Amount Change	Percent Change
Nonaccrual loans	$4,381	$5,130	$(749)	(14.6)%
Nonperforming TDRs	128	422	(294)	(69.7)
Total nonperforming loans	4,509	5,552	(1,043)	(18.8)
OREO and repossessed assets	659	659	—	—
Total nonperforming assets	$5,168	$6,211	$(1,043)	(16.8)%

Nonperforming loans, which are comprised of nonaccrual loans and nonperforming TDRs, decreased $1.0 million, or 18.8%, to $4.5 million at June 30, 2022 from $5.6 million at December 31, 2021. The decrease in nonperforming loans primarily was due to decreases in nonperforming one-to-four family loans, floating homes and commercial business loans, partially offset by an increase in nonperforming other consumer loans. The percentage of nonperforming loans to total loans was 0.56% at June 30, 2022, compared to 0.81% of total loans at December 31, 2021. Loans classified as TDRs totaled $2.0 million and $2.6 million at June 30, 2022 and December 31, 2021, of which $128 thousand and $422 thousand were nonperforming pursuant to their contractual repayment terms at those dates, respectively.

Mortgage Servicing Rights.  The fair value of mortgage servicing rights was $4.8 million at June 30, 2022, an increase of $481 thousand, or 11.3%, from $4.3 million at December 31, 2021. We record mortgage servicing rights on loans sold with servicing retained and upon acquisition of a servicing portfolio. Mortgage servicing rights are carried at fair value. If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.
Deposits and Borrowings. Total deposits decreased $12.3 million, or 1.5%, to $786.0 million at June 30, 2022 from $798.3 million at December 31, 2021. The decrease was primarily a result of managed run-off of public funds. Noninterest-bearing deposits decreased $3.9 million, or 2.0%, to $186.6 million at June 30, 2022, compared to $190.5 million at December 31, 2021. Noninterest-bearing deposits represented 23.7% of total deposits at June 30, 2022, compared to 23.9% at December 31, 2021.
A summary of deposit accounts with the corresponding weighted-average cost of funds at the dates indicated is presented below (dollars in thousands):

	June 30, 2022		December 31, 2021
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$183,944	—%	$187,684	—%
Interest-bearing demand	312,439	0.14	307,061	0.19
Savings	103,311	0.05	103,401	0.08
Money market	87,672	0.16	91,670	0.21
Time deposits	95,955	1.12	105,722	1.57
Escrow (1)	2,665	—	2,782	—
Total deposits	$785,986	0.21%	$798,320	0.41%
(1) Escrow balances shown in noninterest-bearing deposits on the consolidated balance sheets.

Scheduled maturities of time deposits at June 30, 2022, are as follows (in thousands):

Year Ending December 31,	Amount
2022	$33,319
2023	49,281
2024	5,938
2025	4,868
2026	2,202
Thereafter	347
$95,955
Savings, demand, and money market accounts have no contractual maturity. Certificates of deposit have maturities of five years or less.
The aggregate amount of time deposits in denominations of more than $250,000 at June 30, 2022 and December 31, 2021, totaled $17.5 million and $19.1 million, respectively. Deposit amounts in excess of $250,000 are not federally insured.
Borrowings comprised of FHLB advances increased $30.0 million at June 30, 2022 from zero at December 31, 2021, primarily due to funds needed to support loan growth.
Subordinated notes, net totaled $11.7 million and $11.6 million at June 30, 2022 and December 31, 2021.
Stockholders’ Equity.   Total stockholders’ equity decreased $301 thousand, or 0.3%, to $93.1 million at June 30, 2022, from $93.4 million at December 31, 2021. This decrease primarily reflects the payment of cash dividends of $1.2 million to common stockholders, repurchases of common stock of $1.7 million, and an unrealized loss, net of tax, of $1.1 million on our available-for-sale securities as a result of declining market values related to increases in market interest rates, offset by $3.3 million in net income for the six months ended June 30, 2022.

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

	Three Months Ended June 30,
	2022			2021
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$741,626	$8,697	4.70%	$628,144	$8,299	5.30%
Investments, cash and cash equivalents	136,723	289	0.85	249,863	116	0.19
Total interest-earning assets (1)	878,349	8,986	4.10	878,007	8,415	3.84
Interest-bearing liabilities:
Savings and money market accounts	195,339	29	0.06	166,484	38	0.09
Demand and NOW accounts	311,941	125	0.16	284,952	159	0.22
Certificate accounts	95,974	260	1.09	174,727	699	1.60
Subordinated notes	11,648	168	5.79	11,606	168	5.81
Borrowings	2,418	12	1.99	—	—	—
Total interest-bearing liabilities	617,320	594	0.39%	637,769	1,064	0.67%
Net interest income		$8,392			$7,351
Net interest rate spread			3.72%			3.18%
Net earning assets	$261,029			$240,238
Net interest margin			3.83%			3.36%
Average interest-earning assets to average interest-bearing liabilities		142.28%			137.67%
Total deposits	796,097	414	0.21%	805,765	896	0.45%
Total funding(2)	810,163	594	0.29%	817,371	1,064	0.52%
(1) Calculated net of deferred loan fees, loan discounts and loans in process.
(2) Total funding is the sum of average interest-bearing liabilities and average noninterest-bearing deposits. The cost of total funding is calculated as annualized total interest expense divided by average total funding.

	Six Months Ended June 30,
	2022			2021
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$718,402	$16,772	4.71%	$628,270	$16,184	5.19%
Investments, cash and cash equivalents	162,304	427	0.53	239,733	229	0.19
Total interest-earning assets (1)	880,706	17,199	3.94%	868,003	16,413	3.81
Interest-bearing liabilities:
Savings and money market accounts	195,731	59	0.06	161,198	102	0.13
Demand and NOW accounts	313,552	247	0.16	267,019	344	0.26
Certificate accounts	99,127	535	1.09	194,512	1,744	1.81
Subordinated notes	11,643	336	5.82	11,601	336	5.84
Borrowings	1,215	12	1.99	—	—	—
Total interest-bearing liabilities	621,268	1,189	0.39%	634,330	2,526	0.80%
Net interest income		$16,010			$13,887
Net interest rate spread			3.55%			3.01%
Net earning assets	$259,438			$233,673
Net interest margin			3.67%			3.23%
Average interest-earning assets to average interest-bearing liabilities		141.76%			136.84%
Total deposits	802,105	841	0.21%	793,139	2,190	0.56%
Total funding(2)	814,963	1,189	0.29%	804,740	2,526	0.63%
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

	Three Months Ended June 30, 2022 vs. 2021			Six Months Ended June 30, 2022 vs. 2021
	Increase (Decrease) due to		Total Increase (Decrease)	Increase (Decrease) due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans receivable	$1,331	$(933)	$398	$2,104	$(1,516)	$588
Investments, cash and cash equivalents	(239)	412	173	(204)	402	198
Total interest-earning assets	1,092	(521)	571	1,900	(1,114)	786
Interest-bearing liabilities:
Savings and Money Market accounts	4	(13)	(9)	10	(53)	(43)
Demand and NOW accounts	11	(45)	(34)	37	(134)	(97)
Certificate accounts	(213)	(226)	(439)	(515)	(694)	(1,209)
Subordinated notes	1	(1)	—	1	(1)	—
Borrowings	12	—	12	12	—	12
Total interest-bearing liabilities	$(185)	$(285)	$(470)	$(455)	$(882)	$(1,337)
Change in net interest income			$1,041			$2,123

Comparison of Results of Operation for the Three and Six Months Ended June 30, 2022 and 2021

General.
Q2 2022 vs Q2 2021. Net income decreased $637 thousand, or 28.3%, to $1.6 million, or $0.61 per diluted common share, for the three months ended June 30, 2022, compared to $2.3 million, or $0.85 per diluted common share, for the three months ended June 30, 2021. The decrease was primarily the result of a $697 thousand decrease in noninterest income, a $796 thousand increase in noninterest expense, and a $350 thousand increase in the provision for loan losses, partially offset by a $1.0 million increase in net interest income.
YTD 2022 vs. YTD 2021. Net income decreased $1.4 million, or 29.1%, to $3.3 million, or $1.26 per diluted common share, for the six months ended June 30, 2022, compared to $4.7 million, or $1.78 per diluted common share, for the six months ended June 30, 2021. The decrease was primarily a result of a $1.9 million decrease in noninterest income, a $1.5 million increase in noninterest expense and a $475 thousand increase in the provision for loan losses, partially offset by a $2.1 million increase in net interest income.

Interest Income

Q2 2022 vs Q2 2021. Interest income increased $571 thousand, or 6.8%, to $9.0 million for the three months ended June 30, 2022, from $8.4 million for the three months ended June 30, 2021, primarily due to higher average loan balances and a 66 basis point increase in the average yield earned on investments and cash balances, partially offset by a 60 basis point decline in the average loan yield and lower average investment and cash balances and the rising interest rate environment.
Interest income on loans increased $398 thousand, or 4.8%, to $8.7 million for the three months ended June 30, 2022, compared to $8.3 million for the three months ended June 30, 2021. The average balance of total loans was $741.6 million for the three months ended June 30, 2022, compared to $628.1 million for the three months ended June 30, 2021 resulting from increased balances in all loan categories, except for commercial business loans which declined as a result of the SBA’s repayment of PPP loans. The average yield on total loans was 4.70% for three months ended June 30, 2022, compared to 5.30% for the three months ended June 30, 2021. The average yield on total loans decreased primarily due to the decrease in the recognition of net deferred fees due to loan repayments from SBA loan forgiveness of PPP loans during the quarter and new originations at lower rates, primarily related to fixed rate mortgage loans. Interest income included $40 thousand in fees earned related to PPP loans in the three months ended June 30, 2022, compared to $1.0 million in the same quarter a year ago. For the three months ended June 30, 2022, the average balance of PPP loans was $1.2 million and the average yield on PPP loans was 13.38%, including the recognition of the net deferred fees, with a positive impact on loan yield of one basis point. For the three months ended June 30, 2021, the average balance of PPP loans was $60.0 million and the average yield on PPP loans was 6.68%, including the recognition of deferred fees, with a positive impact on loan yield of 15 basis points. At June 30, 2022, PPP deferred loan origination fees of $23 thousand remain to be accreted into interest income during the remaining life of the loans. The impact of PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met, but is expected to cease completely after the two- or five-year maturity of the loans.
Interest income on the investment portfolio and cash and cash equivalents increased $173 thousand, or 149.1%, to $289 thousand for the three months ended June 30, 2022, compared to $116 thousand for the three months ended June 30, 2021. The increase in the interest income on investment securities and cash and cash equivalents was due to higher average yields, partially offset by lower average balances. The average balance on investments and cash and cash equivalents was $136.7 million for the three months ended June 30, 2022, compared to $249.9 million for the three months ended June 30, 2021. The decrease in average balances was due to lower average cash balances as we redeployed funds into higher interest-earning assets, specifically loans and, to a lesser extent, investment securities. The average yield on investments and cash and cash equivalents increased to 0.85% for the three months ended June 30, 2022, compared to 0.19% for the three months ended June 30, 2021, as a result of the rising interest rate environment and the increase in the average balance of our investment securities portfolio.
YTD 2022 vs. YTD 2021. Interest income increased $786 thousand, or 4.8%, to $17.2 million for the six months ended June 30, 2022, from $16.4 million for the six months ended June 30, 2021. The increase primarily was due to higher average loan balances and a 34 basis point increase in the average yield earned on investments and cash balances, partially offset by a 48 basis point decline in the average loan yield and lower average investment and cash balances.
Interest income on loans increased $588 thousand, or 3.6%, to $16.8 million for the six months ended June 30, 2022, compared to $16.2 million for the six months ended June 30, 2021, driven by higher average total loans, partially offset a 48 basis points decline in the average yield on loans. The average balance of total loans was $718.4 million for the six months ended June 30, 2022, compared to $628.3 million for the six months ended June 30, 2021. The average yield on total loans was 4.71% for the six months ended June 30, 2022, compared to 5.19% for the six months ended June 30, 2021. For the six months ended June 30, 2022, the average balance of PPP loans was $2.1 million and the average yield on PPP loans was 11.70%, including the recognition of the net deferred fees, with a positive impact on average loan yield of two basis points. For the six months ended June 30, 2021, the average balance of PPP loans was $57.0 million and the average yield on PPP loans was 6.21%, including the recognition of deferred fees, with a positive impact on average loan yield of 10 basis points. Interest income included $124 thousand in fees earned related to PPP loans in the six months ended June 30, 2022, compared to $1.8 million in the same period a year ago.
Interest income on the investment portfolio and cash and cash equivalents increased $198 thousand, or 86.5%, to $427 thousand for the six months ended June 30, 2022, compared to $229 thousand for the six months ended June 30, 2021. The increase in the interest income on investment securities and cash and cash equivalents was due to higher average yields, partially offset by lower average balances. The average yield on investments and cash and cash equivalents was 0.53% for the six months ended June 30, 2022, compared to 0.19% for the six months ended June 30, 2021, primarily due to the deployment of cash balances into higher-yielding investment balances.

Interest Expense
Q2 2022 vs Q2 2021. Interest expense decreased $470 thousand, or 44.2%, to $594 thousand for the three months ended June 30, 2022, from $1.1 million for the three months ended June 30, 2021. Interest expense on deposits decreased $482 thousand, or 53.8%, to $414 thousand for the three months ended June 30, 2022, compared to $896 thousand for the same period a year ago. While rates paid on all categories of deposits declined, the decrease primarily was the result of a 51 basis point decline in rates paid on certificates of deposit and a $78.8 million, or 45.1%, decline in the average balance of certificate accounts. In addition, total deposit costs were favorably impacted by a $13.2 million increase in the average balance of noninterest bearing deposits to $192.8 million for the three months ended June 30, 2022, compared to $179.6 million for the same period last year. The increase in the average balance of noninterest bearing deposits contributed to a 24 basis point decrease in the average cost of total deposits to 0.21% for the quarter ended June 30, 2022, from 0.45% for the quarter ended June 30, 2021.
Interest expense on borrowings, comprised solely of FHLB advances, was $12 thousand for the three months ended June 30, 2022, compared to zero for the three months ended June 30, 2021. Interest expense on subordinated notes was $168 thousand for both the three months ended June 30, 2022 and 2021.
YTD 2022 vs. YTD 2021. Interest expense decreased $1.3 million, or 52.9%, to $1.2 million for the six months ended June 30, 2022, from $2.5 million for the six months ended June 30, 2021, primarily as a result of declining deposit costs and a higher percentage of noninterest bearing deposits to total deposits.
Interest expense on deposits decreased $1.3 million, or 61.6%, to $841 thousand for the six months ended June 30, 2022, compared to $2.2 million for the same period a year ago. The decrease was primarily the result of a decline in the average cost of deposits reflecting reduced market rates paid on deposits. The average cost of total deposits decreased 35 basis points to 0.21% for the six months ended June 30, 2022, from 0.56% for the six months ended June 30, 2021.

Net Interest Income.
Q2 2022 vs Q2 2021. Net interest income increased $1.0 million, or 14.2%, to $8.4 million for the three months ended June 30, 2022, from $7.4 million for the three months ended June 30, 2021. Our net interest margin was 3.83% and 3.36% for the three months ended June 30, 2022 and 2021, respectively. The increase in net interest income primarily was the result of lower interest expense paid on deposits and, higher interest income earned on loans, investments and interest-bearing cash. The increase in net interest margin primarily was due to the higher interest income earned on interest-earning assets, driven by the higher average balance of loans and the higher average yield earned on investments and interest-bearing cash and the decline in rates paid on interest-bearing liabilities. During the second quarter of 2022, the average yield earned on PPP loans, including the recognition of the net deferred fees for PPP loans repaid and forgiven by the SBA, resulted in a positive impact to the net interest margin of one basis point, compared to a positive impact of 24 basis points during the quarter ended June 30, 2021.
YTD 2022 vs. YTD 2021. Net interest income increased $2.1 million, or 15.3%, to $16.0 million for the six months ended June 30, 2022, from $13.9 million for the six months ended June 30, 2021. Our net interest margin was 3.67% and 3.23% for the six months ended June 30, 2022 and 2021, respectively. The increase in net interest income primarily resulted from the decline in the average rate paid on deposits, higher average interest-earning assets balances, partially offset by a decline in the average loan yield. The increase in net interest margin primarily was due to average yields earned on interest-earning assets increasing coupled with the declines in average interest rates paid on interest-bearing liabilities. During the six months ended June 30, 2022, the average yield earned on PPP loans, including the recognition of the net deferred fees for PPP loans repaid and forgiven by the SBA, resulted in a positive impact to the net interest margin of two basis points, compared to a positive impact of 21 basis points for the six months ended June 30, 2021.

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
A provision for loan losses of $600 thousand and $725 thousand was recorded for the three and six months ended June 30, 2022, compared to $250 thousand and $250 thousand, for the three and six months ended June 30, 2021, respectively. The increase in the provision for loan losses resulted primarily from the increase in our loan portfolio, partially offset by a shift in the loan portfolio composition to loan types requiring a lower general loan allowance as balances of lower risk one-to-four family loans and multifamily residential loans increased, thereby reducing the related general loan allowance. The allowance for loan losses as of June 30, 2022, not only reflects probable and inherent credit losses based upon the economic conditions that existed as of June 30, 2022, but also reflects the inherent uncertainty related to the economic environment as a result of local, national and global events. Net recoveries for the six months ended June 30, 2022 totaled $86 thousand, compared to net charge-offs of $93 thousand for the six months ended June 30, 2021.
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

Noninterest Income.  Noninterest income decreased $697 thousand, or 40.7%, to $1.0 million for the three months ended June 30, 2022, as compared to $1.7 million for the three months ended June 30, 2021, as reflected below (dollars in thousands):

	Three Months Ended June 30,		Amount Change	Percent Change
	2022	2021
Service charges and fee income	$596	$526	$70	13.3%
(Loss) earnings on cash surrender value of BOLI	(35)	96	(131)	(136.5)
Mortgage servicing income	313	321	(8)	(2.5)
Fair value adjustment on mortgage servicing rights	57	(294)	351	(119.4)
Net gain on sale of loans	84	1,063	(979)	(92.1)
Total noninterest income	$1,015	$1,712	$(697)	(40.7)%
The decrease in noninterest income during the three months ended June 30, 2022 compared to the same quarter in 2021 primarily was due to a $979 thousand decrease in net gain on sale of loans as a result of a decline in both the amount of loans originated for sale and gross margins earned on loans sold and a $131 thousand decline to a $35 thousand loss on earnings on cash surrender value of BOLI due to the recent higher market interest rates, partially offset by a $351 thousand increase in the fair value adjustment on mortgage servicing rights due primarily from the effects of recent higher market interest rates causing a reduction in prepayment speeds and a $70 thousand increase in service fees and income primarily resulting from higher commercial loan fees and consumer deposit activity fees . Loans sold during the quarter ended June 30, 2022, totaled $2.9 million, compared to $39.9 million during the quarter ended June 30, 2021.
Noninterest income decreased $1.9 million, or 42.5%, to $2.5 million for the six months ended June 30, 2022, as compared to $4.4 million for the six months ended June 30, 2021, as reflected below (dollars in thousands):

	Six Months Ended June 30,		Amount Change	Percent Change
	2022	2021
Service charges and fee income	$1,146	$1,059	$87	8.2%
(Loss) earnings on cash surrender value of BOLI	(14)	178	(192)	(107.9)
Mortgage servicing income	633	633	—	—
Fair value adjustment on mortgage servicing rights	325	(569)	894	(157.1)
Net gain on sale of loans	450	3,116	(2,666)	(85.6)
Total noninterest income	$2,540	$4,417	$(1,877)	(42.5)%
The decrease in noninterest income during the six months ended June 30, 2022, compared to the same period in 2021 primarily was due to a $2.7 million decrease in net gain on sale of loans, and a $192 thousand decrease in earnings on cash surrender value of BOLI, partially offset by an $894 thousand improvement in the fair value adjustment on mortgage servicing rights for the same reasons as set forth for the three months ended June 30, 2022, discussed above. Loans sold during the six months ended June 30, 2022, totaled $15.1 million, compared to $108.0 million during the six months ended June 30, 2021.

Noninterest Expense.  Noninterest expense increased $796 thousand, or 13.3%, to $6.8 million during the three months ended June 30, 2022, compared to $6.0 million during the three months ended June 30, 2021, as reflected below (dollars in thousands):

	Three Months Ended June 30,		Amount Change	Percent Change
	2022	2021
Salaries and benefits	$3,969	$3,314	$655	19.8%
Operations	1,428	1,361	67	4.9
Regulatory assessments	99	91	8	8.8
Occupancy	439	409	30	7.3
Data processing	849	813	36	4.4
Total noninterest expense	$6,784	$5,988	$796	13.3%

The increase in noninterest expense during the three months ended June 30, 2022 compared to the same quarter in 2021 primarily was due to an increase in salaries and benefits of $655 thousand as a result of higher wages and incentive compensation, higher medical expenses and lower deferred compensation, partially offset by a decrease in commission expense related to a decline in mortgage activity in second quarter of 2022 as compared to the same quarter in 2021. Operations expense increased $67 thousand due to increases in various accounts including marketing and travel expenses, legal fees associated with higher commercial loan volume, and debit card processing, partially offset by lower loan origination costs due to lower mortgage origination volume.
The efficiency ratio for the quarter ended June 30, 2022 was 72.12%, compared to 66.07% for the quarter ended June 30, 2021. The weakening in the efficiency ratio for the current quarter compared to the same quarter in the prior year is primarily due to higher noninterest expense related to increased salaries and benefits and lower noninterest income primarily due to lower gain on sale of loans from mortgage banking, partially offset by higher net interest income primarily as a result of a higher average balance of loans held-for-portfolio at higher yields than prior investments and a reduction in the rate paid on interest bearing deposits.
Noninterest expense increased $1.5 million, or 12.1%, to $13.6 million during the six months ended June 30, 2022, compared to $12.2 million during the six months ended June 30, 2021, as reflected below (dollars in thousands):

	Six Months Ended June 30,		Amount Change	Percent Change
	2022	2021
Salaries and benefits	$8,137	$6,958	$1,179	16.9%
Operations	2,743	2,567	176	6.9
Regulatory assessments	200	192	8	4.2
Occupancy	872	857	15	1.8
Data processing	1,670	1,593	77	4.8
Net gain on OREO and repossessed assets	—	(16)	16	(100.0)
Total noninterest expense	$13,622	$12,151	$1,471	12.1%
The increase in noninterest expense during the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to increases of $1.2 million in salaries and benefits, $176 thousand in operations expense and $77 thousand in data processing expense. Salaries and benefits increased primarily due to higher wages and incentive compensation, hiring for strategic initiatives, higher medical expenses and lower deferred compensation, partially offset by a decrease in commission expense related to a decline in mortgage activity in the first half of 2022 as compared to the same period in 2021. Operations expense increased primarily due to increases in various accounts including marketing expenses, travel related expenses, and professional fees. Data processing expense increased due to technology investments and contract rate increases.
The efficiency ratio was 73.43% for the six months ended June 30, 2022, compared to 66.38% for the six months ended June 30, 2021. The weakening in the efficiency ratio for the six months ended June 30, 2022 was primarily due to the increase in noninterest expense outpacing the increase in total revenues as described above.

Income Tax Expense.  We incurred income tax expense of $409 thousand and $867 thousand for the three and six months ended June 30, 2022, compared $574 thousand and $1.2 million for the same periods in 2021, respectively. The effective tax rates for the three and six months ended June 30, 2022 were 20.22% and 20.63%, respectively. The effective tax rates for the three and six months ended June 30, 2021 were 20.32% and 20.35%, respectively.

Capital and Liquidity
The Management Discussion and Analysis in Item 7 of the Company’s 2021 Form 10-K contains an overview of Sound Financial Bancorp’s and the Bank’s liquidity management, sources of liquidity and cash flows. This discussion updates that disclosure for the six months ended June 30, 2022.
Capital. Shareholders’ equity totaled $93.1 million at June 30, 2022 and $93.4 million at December 31, 2021. In addition to net income of $3.3 million, other sources of capital during the six months ended June 30, 2022 included $81 thousand in proceeds from stock option exercises and $294 thousand related to stock-based compensation. Uses of capital during the six months ended June 30, 2022 primarily included $1.2 million of dividends paid on common stock, other comprehensive loss, net of tax, of $1.1 million and $1.7 million of stock repurchases.
We paid regular quarterly dividends of $0.17 per common share and a special dividend of $0.10 per common share during the six months ended June 30, 2022 and 2021, which equates to a dividend payout ratio of 34.53% in 2022 and 24.44% in 2021. The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment of the regular quarterly cash dividend during the remainder of 2022 at this rate of $0.17 per share, our average total dividend paid each quarter would be approximately $438 thousand based on the number of our current outstanding shares (which assumes no increases or decreases in the number of shares, except in connection with the anticipated vesting of currently outstanding equity awards).
The dividends, if any, we may pay may be limited as more fully discussed under “Business—How We Are Regulated—Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of the Company’s 2021 Form 10-K.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans may also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. As of June 30, 2022, the Company’s existing stock repurchase program authorized it to repurchase, during the period ending October 29, 2022, up to $2.0 million of the Company’s outstanding shares in the open market, based on prevailing market prices, or in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. On July 26, 2022, subsequent to quarter end, the Company announced that its Board of Directors amended its existing stock repurchase program to increase the authorized repurchase amount to $4.0 million effective immediately and to extend the program maturity to January 31, 2023. The timing, volume and price of purchases are made at our discretion, and are contingent upon our overall financial condition, as well as general market conditions. As of August 10, 2022, approximately $2.1 million of our common stock remains available for repurchase under this program. See “Unregistered Sales of Equity Securities and Use of Proceeds” contained in Item 2, Part II of this Form 10-Q for additional information relating to stock repurchases.
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
As of June 30, 2022, we had $89.4 million in cash and available-for-sale investment securities and $100 thousand in loans held-for-sale. At June 30, 2022, we had the ability to borrow $178.5 million in FHLB advances and access to additional borrowings of $21.9 million through the Federal Reserve's discount window, in each case subject to certain collateral requirements. We had $30.0 million in outstanding advances with the FHLB and none with the Federal Reserve at June 30, 2022. We also had a $20.0 million credit facility with PCBB available, with no balance outstanding at June 30, 2022. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible. As of June 30, 2022, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us. For additional details, see “Note 8—Borrowings, FHLB Stock and Subordinated Notes” in the Notes to Condensed Consolidated Financial Statements contained in "Item 1. Financial Statements" of this Form 10-Q.
In the ordinary course of business, we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such payments as of June 30, 2022. These include payments related to (i) long-term borrowings (Note 8—Borrowings, FHLB Stock and Subordinated Notes) and (ii) operating leases (Note 11—Leases). See the discussion below for commitments to extend credit and standby letters of credit.
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
Financial instruments whose contract amount represents credit risk were as follow (in thousands):

	June 30, 2022	December 31, 2021
Residential mortgage commitments	$11,490	$6,663
Unfunded construction commitments	86,476	89,797
Unused lines of credit	37,631	35,036
Irrevocable letters of credit	21	151
Total loan commitments	$135,618	$131,647
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
Sound Financial Bancorp is a holding company and does not conduct operations; its sources of liquidity are generally dividends up-streamed from Sound Community Bank, interest on investment securities, if any, and borrowings from outside sources. Banking regulations may limit the dividends that may be paid to us by Sound Community Bank. See, “Business — How We Are Regulated — Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of the Company’s 2021 Form 10-K. At June 30, 2022 Sound Financial Bancorp, on an unconsolidated basis, had $1.1 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.

See also the "Consolidated Statements of Cash Flows" included in “Item 1. Financial Statements and Supplementary Data” of this Form 10-Q, for further information.

Regulatory Capital
Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action (“PCA”). Qualifying institutions that elect to use the Community Bank Leverage Ratio, or CBLR, framework, such as the Bank and the Company, that maintain the required minimum leverage ratio will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies’ PCA framework. As of June 30, 2022, the Bank and Company’s CBLR was 11.31% and 10.13%, respectively, which exceeded the minimum requirements. See "Part I, Item 1. Business – Regulation of Sound Community Bank – Capital Rules " in the Company's 2021 Form 10-K for additional information related to regulatory capital.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company provided information about market risk in Item 7A of its 2021 Form 10-K.  There have been no material changes in our market risk since our 2021 Form 10-K.
Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”), as of June 30, 2022, was carried out under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, and several other members of the Company’s senior management. The Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Company’s principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
(b)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2    Unregistered Sales of Equity Securities and use of Proceeds
(a)    Not applicable.
(b)Not applicable.
(c)On April 25, 2022, the Company’s Board of Directors approved an extension of its previously announced stock repurchase program, which was set to expire on April 29, 2022, until October 29, 2022. Under this program the Company is authorized to repurchase up to $2.0 million of its outstanding shares of common stock during the period ending October 29, 2022, from time to time in the open market, based on prevailing market prices, or in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing, volume and price of purchases are made at our discretion, and are contingent upon our overall financial condition, as well as general market conditions.

The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended June 30, 2022:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	3,733	$38.48	3,733	$1,573,633
May 1, 2022 - May 31, 2022	36,872	$36.63	36,277	245,671
June 1, 2022 - June 30, 2022	3,196	$36.87	2,781	143,199
Total	43,801	$36.80	42,791	$143,199
________________________
(1) Includes the surrender of shares of Company common stock that the participants already own as payment of the exercise price for stock options. Shares surrendered by participants in the equity incentive plans are repurchased pursuant to the terms of the plan and applicable award agreement and not pursuant to publicly announced share repurchase programs.
(2) On July 26, 2022, the Company announced that its Board of Directors amended the aforementioned stock repurchase program to increase the authorized repurchase amount to $4.0 million effective immediately and to extend the program maturity to January 31, 2023. Assuming implementation as of June 30, 2022, approximately $2.1 million of common stock would have remained authorized for repurchase under the current stock repurchase program.

Item 3    Defaults Upon Senior Securities
Nothing to report.

Item 4.    Mine Safety Disclosures
Not Applicable.

Item 5.    Other Information
Nothing to report.

Item 6.    Exhibits

Exhibits:
3.1	Articles of Incorporation of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on March 27, 2012 (File No. 333-180385))
3.2	Amended and Restated Bylaws of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on October 26, 2021 (File No. 001-35633))
4.1	Form of Common Stock Certificate of Sound Financial Bancorp, Inc. (incorporated herein by reference to the Registration Statement on Form S-1 filed with the SEC on March 27, 2012 (File No. 333-180385))
4.3	Forms of 5.25% Fixed-to-Floating Rate Subordinated Note due October 1, 2030 (included as Exhibit A to the Subordinate Note Purchase Agreement included in Exhibit 10.16) (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on September 21, 2020 (File No. 001-35633)).
10.1+	Amended and Restated Employment Agreement dated January 25, 2019, by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 30, 2019 (File No. 001-35633))
10.2+	Amended and Restated Supplemental Executive Retirement Agreement dated July 11, 2022, by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 14, 2022 (File No. 001-35633))
10.3+	Amended and Restated Long Term Compensation Agreement dated November 23, 2015, by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 27, 2015 (File No. 001-35633))
10.4+	Amended and Restated Confidentiality, Non-Competition and Non-Solicitation Agreement dated January 25, 2019, by and between Sound Community Bank and Laura Lee Stewart (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 30, 2019 (File No. 001-35633))
10.5+	2008 Equity Incentive Plan (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 2009 (File No. 000-52889))
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
101
The following financial statements from the Sound Financial Bancorp, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 2022, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of equity (v) condensed consolidated statements of cash flows and (vi) the notes to condensed consolidated financial statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: August 11, 2022	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President/Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wes Ochs
Wes Ochs
Executive Vice President/Chief Strategy Officer and Chief Financial Officer
(Principal Financial Officer)