Form 10-Q
period 2022-09-30
Sound Financial Bancorp, Inc.
filed 2022-11-10
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of November 9, 2022, there were 2,583,619 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$76,064	$183,590
Available-for-sale securities, at fair value	10,396	8,419
Held-to-maturity securities, at amortized cost	2,207	—
Loans held-for-sale	1,908	3,094
Loans held-for-portfolio	851,447	686,398
Allowance for loan losses	(7,489)	(6,306)
Total loans held-for-portfolio, net	843,958	680,092
Accrued interest receivable	2,809	2,217
Bank-owned life insurance (“BOLI”), net	21,140	21,095
Other real estate owned (“OREO”) and repossessed assets, net	659	659
Mortgage servicing rights, at fair value	4,787	4,273
Federal Home Loan Bank (“FHLB”) stock, at cost	2,897	1,046
Premises and equipment, net	5,505	5,819
Right of use assets	5,319	5,811
Other assets	4,597	3,576
Total assets	$982,246	$919,691
LIABILITIES
Deposits
Interest-bearing	$623,122	$607,854
Noninterest-bearing demand	192,275	190,466
Total deposits	815,397	798,320
Borrowings	44,500	—
Accrued interest payable	109	200
Lease liabilities	5,749	6,242
Other liabilities	8,071	8,571
Advance payments from borrowers for taxes and insurance	1,799	1,366
Subordinated notes, net	11,665	11,634
Total liabilities	887,290	826,333
COMMITMENTS AND CONTINGENCIES (NOTE 7)	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,581,949 and 2,613,768 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	26	26
Additional paid-in capital	27,886	27,956
Retained earnings	68,309	65,237
Accumulated other comprehensive (loss) income, net of tax	(1,265)	139
Total stockholders’ equity	94,956	93,358
Total liabilities and stockholders’ equity	$982,246	$919,691
See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
INTEREST INCOME
Loans, including fees	$10,327	$8,967	$27,099	$25,152
Interest and dividends on investments, cash and cash equivalents	449	135	876	365
Total interest income	10,776	9,102	27,975	25,517
INTEREST EXPENSE
Deposits	730	617	1,571	2,807
Borrowings	281	—	293	—
Subordinated notes	168	168	504	504
Total interest expense	1,179	785	2,368	3,311
Net interest income	9,597	8,317	25,607	22,206
PROVISION FOR LOAN LOSSES	375	175	1,101	425
Net interest income after provision for loan losses	9,222	8,142	24,506	21,781
NONINTEREST INCOME
Service charges and fee income	604	556	1,749	1,615
Earnings on cash surrender value of bank-owned life insurance	59	104	45	281
Mortgage servicing income	306	328	939	961
Fair value adjustment on mortgage servicing rights	9	(125)	334	(694)
Net gain on sale of loans	48	568	497	3,683
Total noninterest income	1,026	1,431	3,564	5,846
NONINTEREST EXPENSE
Salaries and benefits	4,044	3,512	12,181	10,470
Operations	1,581	1,466	4,323	4,033
Regulatory assessments	116	91	316	283
Occupancy	447	441	1,318	1,298
Data processing	848	808	2,518	2,400
Net gain on OREO and repossessed assets	—	—	—	(16)
Total noninterest expense	7,036	6,318	20,656	18,468
Income before provision for income taxes	3,212	3,255	7,414	9,159
Provision for income taxes	666	663	1,533	1,865
Net income	$2,546	$2,592	$5,881	$7,294

Earnings per common share:
Basic	$0.99	$1.00	$2.26	$2.81
Diluted	$0.97	$0.98	$2.23	$2.76
Weighted-average number of common shares outstanding:
Basic	2,562,551	2,586,966	2,582,891	2,581,517
Diluted	2,597,690	2,633,459	2,617,581	2,624,632
 See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$2,546	$2,592	$5,881	$7,294
Available for sale securities:
Unrealized losses arising during the period	(400)	(34)	(1,777)	(91)
Income tax benefit related to unrealized losses	84	7	373	19
Other comprehensive loss, net of tax	(316)	(27)	(1,404)	(72)
Comprehensive income	$2,230	$2,565	$4,477	$7,222

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid -in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss), net of tax	Total Stockholders’ Equity
Balance, at June 30, 2022	2,578,595	$26	$27,777	$66,203	$(949)	$93,057
Net income	—	—	—	2,546	—	2,546
Other comprehensive loss, net of tax	—	—	—	—	(316)	(316)
Share-based compensation	—	—	90	—	—	90
Cash dividends paid on common stock ($0.17 per share)	—	—	—	(440)	—	(440)
Common stock surrendered	(2,431)	—	(91)	—	—	(91)
Restricted shares forfeited	(95)	—	—	—	—	—
Common stock options exercised	5,880	—	110	—	—	110
Balance, at September 30, 2022	2,581,949	$26	$27,886	$68,309	$(1,265)	$94,956

Balance, at December 31, 2021	2,613,768	$26	$27,956	$65,237	$139	$93,358
Net income	—	—	—	5,881	—	5,881
Other comprehensive loss, net of tax	—	—	—	—	(1,404)	(1,404)
Share-based compensation	—	—	384	—	—	384
Restricted stock awards issued	9,700	—	—	—	—	—
Cash dividends paid on common stock ($0.61 per share)	—	—	—	(1,591)	—	(1,591)
Common stock repurchased	(46,799)	—	(516)	(1,218)	—	(1,734)
Common stock surrendered	(3,541)	—	(133)	—	—	(133)
Restricted shares forfeited	(930)	—	—	—	—	—
Common stock options exercised	9,751	—	195	—	—	195
Balance, at September 30, 2022	2,581,949	$26	$27,886	$68,309	$(1,265)	$94,956

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid -in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss), net of tax	Total Stockholders’ Equity
Balance, at June 30, 2021	2,614,329	$26	$27,613	$(57)	$61,758	$195	$89,535
Net income	—	—	—	—	2,592	—	2,592
Other comprehensive gain, net of tax	—	—	—	—	—	(27)	(27)
Share-based compensation	—	—	65	—	—	—	65
Common stock surrendered	(100)	—	—	—	—	—	—
Cash dividends paid on common stock ($0.17 per share)	—	—	—	—	(445)	—	(445)
Restricted shares forfeited	(420)	—	—	—	—	—	—
Common stock options exercised	3,616	—	59	—	—	—	59
Allocation of ESOP shares	—	—	98	29	—	—	127
Balance, at September 30, 2021	2,617,425	$26	$27,835	$(28)	$63,905	$168	$91,906

Balance, at December 31, 2020	2,592,587	$25	$27,106	$(113)	$58,226	$240	$85,484
Net income	—	—	—	—	7,294	—	7,294
Other comprehensive loss, net of tax	—	—	—	—	—	(72)	(72)
Share-based compensation	—	—	295	—	—	—	295
Common stock surrendered	(4,091)	—	(9)	—	(21)	—	(30)
Cash dividends paid on common stock ($0.61 per share)	—	—	—	—	(1,594)	—	(1,594)
Restricted stock forfeited	(1,890)	—	—	—	—	—	—
Restricted stock awards issued	10,168	—	—	—	—	—	—
Common stock options exercised	20,651	1	181	—	—	—	182
Allocation of ESOP shares	—	—	262	85	—	—	347
Balance, at September 30, 2021	2,617,425	$26	$27,835	$(28)	$63,905	$168	$91,906

See notes to condensed consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,881	$7,294
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net discounts on investments	61	108
Provision for loan losses	1,101	425
Depreciation and amortization	539	502
Compensation expense related to stock options and restricted stock	384	295
Fair value adjustment on mortgage servicing rights	(334)	694
Right of use assets amortization	492	689
Change in lease liabilities	(493)	(672)
Change in cash surrender value of BOLI	(45)	(281)
Net change in advances from borrowers for taxes and insurance	433	540
Net gain on sale of loans	(497)	(3,683)
Proceeds from sale of loans held-for-sale	17,750	130,890
Originations of loans held-for-sale	(17,979)	(120,612)
Net gain on OREO and repossessed assets	—	(16)
Change in operating assets and liabilities:
Accrued interest receivable	(592)	23
Other assets	(648)	(4,865)
Accrued interest payable	(91)	(321)
Other liabilities	(500)	1,037
Net cash provided by operating activities	5,462	12,047
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(4,380)	—
Proceeds from principal payments, maturities and sales of available-for-sale securities	596	2,990
Purchase of held-to-maturity securities	(2,226)	—
Proceeds from principal payments of held-to-maturity securities	19	—
Net increase in loans	(163,235)	(54,370)
Purchase of BOLI	—	(6,057)
Purchases of premises and equipment, net	(225)	(173)
Proceeds from sale of OREO and other repossessed assets	—	35
Net cash used in investing activities	(169,451)	(57,575)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	17,077	59,672
Proceeds from borrowings	44,500	—
FHLB stock purchased	(1,851)	(175)
Common stock repurchases	(1,734)	(30)
Purchase of stock surrendered to pay tax liability	(133)	—
Allocation of ESOP shares	—	347
Dividends paid on common stock	(1,591)	(1,594)
Proceeds from common stock option exercises	195	182
Net cash provided by financing activities	56,463	58,402
Net change in cash and cash equivalents	(107,526)	12,874
Cash and cash equivalents, beginning of period	183,590	193,828
Cash and cash equivalents, end of period	$76,064	$206,702
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$1,410	$2,290
Interest paid on deposits and borrowings	2,459	3,632
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

Note 2 – Accounting Pronouncements Recently Issued or Adopted
On March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, "Reference Rate Reform" ("Topic 848"). This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update apply to modifications to eligible contracts (e.g., loans, debt securities, derivatives, borrowings) that replace a reference rate affected by reference rate reform (including rates referenced in fallback provisions) and contemporaneous modifications of other contract terms related to the replacement of the reference rate (including contract modifications to add or change fallback provisions). The following optional expedients for applying the requirements of certain Topics or Industry Subtopics in the Codification are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: 1) Modifications of contracts within the scope of Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; 2) Modifications of contracts within the scope of Topics 840, Leases, and 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate (for example, the incremental borrowing rate) or remeasurements of lease payments that otherwise would be required under those Topics for modifications not accounted for as separate contracts; and 3) Modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic 815-15, Derivatives and Hedging— Embedded Derivatives. In January 2021, ASU 2021-01 updated amendments in the new ASU to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification. The amendments in this ASU have differing effective dates, beginning with interim period including and subsequent to March 12, 2020 through December 31, 2022. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.
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

Note 3 – Investments
The Company classifies its debt investment securities in two categories: held-to-maturity (“HTM”) or available-for-sale (“AFS”). Unrealized holding gains or losses, net of the related tax effect, on AFS securities are excluded from income and are reported as a separate component of stockholders’ equity as accumulated other comprehensive income (loss) net of applicable taxes until realized. Recognized gains and losses from the sale of AFS securities are determined on a specific-identification basis. These securities are adjusted for the amortization or accretion of premiums or discounts. Securities classified as HTM are those that the Company has the positive intent and ability to hold until maturity. These securities are carried at amortized cost, adjusted for the amortization or accretion of premiums or discounts. The Company does not own any debt securities classified as trading or equity securities.
The amortized cost and fair value of our AFS securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2022
Treasury bills	$1,584	$—	$(4)	$1,580
Municipal bonds	6,705	25	(1,243)	5,487
Agency mortgage-backed securities	3,709	1	(381)	3,329
Total	$11,998	$26	$(1,628)	$10,396

December 31, 2021
Municipal bonds	$5,931	$148	$(13)	$6,066
Agency mortgage-backed securities	2,312	53	(12)	2,353
Total	$8,243	$201	$(25)	$8,419
The amortized cost and fair value of our HTM securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2022
Municipal bonds	$705	$—	$(202)	$503
Agency mortgage-backed securities	1,502	—	(251)	1,251
Total	$2,207	$—	$(453)	$1,754

December 31, 2021
Municipal bonds	$—	$—	$—	$—
Agency mortgage-backed securities	—	—	—	—
Total	$—	$—	$—	$—
The amortized cost and fair value of AFS and HTM securities at September 30, 2022, by contractual maturity, are shown below (in thousands). Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	September 30, 2022
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,844	$1,840	$—	$—
Due after one year through five years	151	151	—	—
Due after five years through ten years	1,226	1,245	—	—
Due after ten years	5,068	3,831	705	503
Agency mortgage-backed securities	3,709	3,329	1,502	1,251
Total	$11,998	$10,396	$2,207	$1,754
There were no pledged securities at September 30, 2022 or December 31, 2021.

There were no sales of AFS securities during the three and nine months ended September 30, 2022 or 2021. There were no sales of HTM securities during the three and nine months ended September 30, 2022.
The following table summarizes the aggregate fair value and gross unrealized loss by length of time of those investments that have been in a continuous unrealized loss position at the dates indicated (in thousands):

	September 30, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities
Treasury bills	$1,580	$(4)	$—	$—	$1,580	$(4)
Municipal bonds	3,303	(1,094)	505	(149)	3,808	(1,243)
Agency mortgage-backed securities	2,797	(288)	290	(93)	3,087	(381)
Total available-for-sale securities	$7,680	$(1,386)	$795	$(242)	$8,475	$(1,628)
Held-to-maturity securities
Municipal bonds	$503	$(202)	$—	$—	$503	$(202)
Agency mortgage-backed securities	1,251	(251)	—	—	1,251	(251)
Total held-to-maturity securities	$1,754	$(453)	$—	$—	$1,754	$(453)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities
Municipal bonds	$1,632	$(13)	$—	$—	$1,632	$(13)
Agency mortgage-backed securities	—	—	402	(12)	402	(12)
Total	$1,632	$(13)	$402	$(12)	$2,034	$(25)
There were no credit losses recognized in earnings related to other than temporary impairments during the three and nine months ended September 30, 2022 or 2021.
At September 30, 2022, the total securities portfolio consisted of one treasury bill security, 12 agency mortgage-backed securities and 12 municipal bonds with a total portfolio fair value of $12.2 million. At December 31, 2021, the securities portfolio consisted of 10 agency mortgage-backed securities and 10 municipal bonds with a fair value of $8.4 million. At September 30, 2022, there were 18 securities in an unrealized loss position for less than 12 months, and two securities in an unrealized loss position for more than 12 months. Of the 18 securities in an unrealized loss position for less than 12 months, two securities were classified as HTM. At December 31, 2021, there were two securities in an unrealized loss position for less than 12 months, and one security in an unrealized loss position for more than 12 months. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. The unrealized losses on these investments are not considered other-than-temporary impairment ("OTTI") as of September 30, 2022, because the decline in fair value is not attributable to credit quality and because we do not intend, and it is not likely that we will be required, to sell these securities before recovery of their amortized cost basis.

Note 4 – Loans
The composition of the loans-held-for portfolio at the dates indicated, excluding loans held-for-sale, was as follows (in thousands):

	September 30, 2022	December 31, 2021
Real estate loans:
One-to-four family	$270,009	$207,660
Home equity	17,642	13,250
Commercial and multifamily	315,677	278,175
Construction and land	112,980	63,105
Total real estate loans	716,308	562,190
Consumer loans:
Manufactured homes	25,375	21,636
Floating homes	69,968	59,268
Other consumer	17,565	16,748
Total consumer loans	112,908	97,652
Commercial business loans	23,986	28,026
Total loans held-for-portfolio	853,202	687,868
Premiums for purchased loans(1)	984	897
Deferred fees, net	(2,739)	(2,367)
Total loans held-for-portfolio, gross	851,447	686,398
Allowance for loan losses	(7,489)	(6,306)
Total loans held-for-portfolio, net	$843,958	$680,092
(1)Includes premiums resulting from purchased loans of $514 thousand related to one-to-four family loans, $315 thousand related to commercial and multifamily loans, and $155 thousand related to commercial business loans as of September 30, 2022. Includes premiums resulting from purchased loans of $556 thousand related to one-to-four family loans, $181 thousand related to commercial and multifamily loans, and $160 thousand related to commercial business loans as of December 31, 2021.
The Company was automatically authorized to participate in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), as a qualified lender since the inception of the program. As of September 30, 2022, the Bank had funded PPP loans totaling $119.2 million, $18 thousand of which remained outstanding and are included in commercial business loans above. PPP loans are 100% guaranteed by the SBA.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of the dates indicated (in thousands):

	September 30, 2022
	Allowance: Individually evaluated for impairment	Allowance: Collectively evaluated for impairment	Allowance: Ending balance	Loans held for portfolio: Individually evaluated for impairment	Loans held for portfolio: Collectively evaluated for impairment	Loans held for portfolio: Ending balance
One-to-four family	$106	$1,653	$1,759	$3,575	$266,434	$270,009
Home equity	5	116	121	203	17,439	17,642
Commercial and multifamily	—	2,349	2,349	—	315,677	315,677
Construction and land	3	1,127	1,130	63	112,917	112,980
Manufactured homes	101	388	489	193	25,182	25,375
Floating homes	—	430	430	—	69,968	69,968
Other consumer	24	301	325	365	17,200	17,565
Commercial business	—	233	233	—	23,986	23,986
Unallocated	—	653	653	—	—	—
Total	$239	$7,250	$7,489	$4,399	$848,803	$853,202

	December 31, 2021
	Allowance: Individually evaluated for impairment	Allowance: Collectively evaluated for impairment	Allowance: Ending balance	Loans held for portfolio: Individually evaluated for impairment	Loans held for portfolio: Collectively evaluated for impairment	Loans held for portfolio: Ending balance
One-to-four family	$112	$1,290	$1,402	$4,066	$203,594	$207,660
Home equity	7	86	93	215	13,035	13,250
Commercial and multifamily	—	2,340	2,340	2,380	275,795	278,175
Construction and land	4	646	650	68	63,037	63,105
Manufactured homes	144	331	475	221	21,415	21,636
Floating homes	—	372	372	493	58,775	59,268
Other consumer	26	284	310	106	16,642	16,748
Commercial business	—	269	269	176	27,850	28,026
Unallocated	—	395	395	—	—	—
Total	$293	$6,013	$6,306	$7,725	$680,143	$687,868

The following tables summarize the activity in the allowance for loan losses for the periods indicated (in thousands):

	Three Months Ended September 30, 2022
	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,638	$—	$—	$121	$1,759
Home equity	113	—	—	8	121
Commercial and multifamily	2,312	—	—	37	2,349
Construction and land	1,024	—	—	106	1,130
Manufactured homes	444	—	—	45	489
Floating homes	410	—	—	20	430
Other consumer	331	(6)	3	(3)	325
Commercial business	240	—	—	(7)	233
Unallocated	605	—	—	48	653
Total	$7,117	$(6)	$3	$375	$7,489

	Nine Months Ended September 30, 2022
	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,402	$—	$45	$312	$1,759
Home equity	93	—	58	(30)	121
Commercial and multifamily	2,340	—	—	9	2,349
Construction and land	650	—	—	480	1,130
Manufactured homes	475	—	12	2	489
Floating homes	372	—	—	58	430
Other consumer	310	(42)	9	48	325
Commercial business	269	(6)	6	(36)	233
Unallocated	395	—	—	258	653
Total	$6,306	$(48)	$130	$1,101	$7,489

	Three Months Ended September 30, 2021
	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,292	$—	$—	$28	$1,320
Home equity	111	—	2	(19)	94
Commercial and multifamily	1,987	—	—	(130)	1,857
Construction and land	700	—	—	76	776
Manufactured homes	367	—	1	(65)	303
Floating homes	318	—	—	65	383
Other consumer	201	(8)	—	13	206
Commercial business	693	—	—	(267)	426
Unallocated	488	—	—	474	962
Total	$6,157	$(8)	$3	$175	$6,327

	Nine Months Ended September 30, 2021
	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,063	$(76)	$—	$333	$1,320
Home equity	147	(8)	4	(49)	94
Commercial and multifamily	2,370	—	—	(513)	1,857
Construction and land	578	—	—	198	776
Manufactured homes	529	(2)	3	(227)	303
Floating homes	328	—	—	55	383
Other consumer	288	(27)	6	(61)	206
Commercial business	291	—	2	133	426
Unallocated	406	—	—	556	962
Total	$6,000	$(113)	$15	$425	$6,327
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
The following tables present the internally assigned grades as of the dates indicated, by type of loan (in thousands):

	September 30, 2022
	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$267,032	$17,331	$294,855	$108,288	$25,065	$69,968	$17,283	$23,859	$823,681
Watch	285	2	15,559	3,901	143	—	1	127	20,018
Special Mention	—	—	4,099	—	—	—	—	—	4,099
Substandard	2,692	309	1,164	791	167	—	281	—	5,404
Total	$270,009	$17,642	$315,677	$112,980	$25,375	$69,968	$17,565	$23,986	$853,202

	December 31, 2021
	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$203,883	$12,904	$233,300	$56,310	$21,137	$58,171	$16,728	$23,713	$626,146
Watch	363	23	32,770	4,347	305	—	—	3,561	41,369
Special Mention	—	—	4,553	830	—	604	—	211	6,198
Substandard	3,414	323	7,552	1,618	194	493	20	541	14,155
Total	$207,660	$13,250	$278,175	$63,105	$21,636	$59,268	$16,748	$28,026	$687,868
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
The following table presents the recorded investment in nonaccrual loans as of the dates indicated, by type of loan (in thousands):

	September 30, 2022	December 31, 2021
One-to-four family	$1,960	$2,207
Home equity	133	140
Commercial and multifamily	—	2,380
Construction and land	29	33
Manufactured homes	99	122
Floating homes	—	493
Other consumer	265	—
Commercial business	—	176
Total	$2,486	$5,552
The following tables present the aging of the recorded investment in past due loans as of the dates indicated, by type of loan (in thousands):

	September 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	> 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$—	$94	$1,846	$—	$1,940	$268,069	$270,009
Home equity	111	—	133	—	244	17,398	17,642
Commercial and multifamily	—	—	—	—	—	315,677	315,677
Construction and land	—	—	—	—	—	112,980	112,980
Manufactured homes	—	—	135	—	135	25,240	25,375
Floating homes	—	—	—	—	—	69,968	69,968
Other consumer	4	2	—	—	6	17,559	17,565
Commercial business	—	—	—	—	—	23,986	23,986
Total	$115	$96	$2,114	$—	$2,325	$850,877	$853,202

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	> 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$1,805	$58	$87	$—	$1,950	$205,710	$207,660
Home equity	—	—	140	—	140	13,110	13,250
Commercial and multifamily	—	—	—	—	—	278,175	278,175
Construction and land	837	—	—	—	837	62,268	63,105
Manufactured homes	123	—	59	—	182	21,454	21,636
Floating homes	—	—	244	—	244	59,024	59,268
Other consumer	2	76	—	—	78	16,670	16,748
Commercial business	6	—	176	—	182	27,844	28,026
Total	$2,773	$134	$706	$—	$3,613	$684,255	$687,868

Nonperforming Loans.  Loans are considered nonperforming when they are placed on nonaccrual.
The following tables present the credit risk profile of our loan portfolio based on payment activity as of the dates indicated, by type of loan (in thousands):

	September 30, 2022
	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Performing	$268,049	$17,509	$315,677	$112,951	$25,276	$69,968	$17,300	$23,986	$850,716
Nonperforming	1,960	133	—	29	99	—	265	—	2,486
Total	$270,009	$17,642	$315,677	$112,980	$25,375	$69,968	$17,565	$23,986	$853,202

	December 31, 2021
	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Performing	$205,453	$13,110	$275,795	$63,072	$21,514	$58,775	$16,748	$27,850	$682,316
Nonperforming	2,207	140	2,380	33	122	493	—	176	5,552
Total	$207,660	$13,250	$278,175	$63,105	$21,636	$59,268	$16,748	$28,026	$687,868

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

Impaired loans at the dates indicated, by type of loan were as follows (in thousands):

	September 30, 2022
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$3,637	$2,713	$862	$3,575	$106
Home equity	203	133	70	203	5
Commercial and multifamily	—	—	—	—	—
Construction and land	63	29	34	63	3
Manufactured homes	193	68	125	193	101
Floating homes	—	—	—	—	—
Other consumer	364	265	100	365	24
Commercial business	—	—	—	—	—
Total	$4,460	$3,208	$1,191	$4,399	$239

	December 31, 2021
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$4,177	$3,109	$957	$4,066	$112
Home equity	215	140	75	215	7
Commercial and multifamily	2,380	2,380	—	2,380	—
Construction and land	68	33	35	68	4
Manufactured homes	221	44	177	221	144
Floating homes	493	493	—	493	—
Other consumer	106	—	106	106	26
Commercial business	176	176	—	176	—
Total	$7,836	$6,375	$1,350	$7,725	$293

The following tables present the average recorded investment and interest income recognized on impaired loans for the periods indicated, by loan types (in thousands):

	Three Months Ended September 30,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to-four family	$3,436	$32	$3,069	$60
Home equity	213	1	321	3
Commercial and multifamily	1,154	135	—	—
Construction and land	64	1	166	11
Manufactured homes	193	3	225	3
Floating homes	—	—	507	5
Other consumer	349	4	109	1
Commercial business	—	—	93	1
Total	$5,409	$176	$4,490	$84

	Nine Months Ended September 30,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to-four family	$3,599	$76	$3,322	$118
Home equity	217	8	305	11
Commercial and multifamily	1,756	186	176	—
Construction and land	66	3	121	12
Manufactured homes	206	12	244	12
Floating homes	123	—	511	12
Other consumer	288	13	111	4
Commercial business	86	—	353	1
Total	$6,341	$298	$5,143	$170
Forgone interest on nonaccrual loans was $32 thousand and $89 thousand for the three months ended September 30, 2022 and 2021, respectively. Forgone interest on nonaccrual loans was $110 thousand and $138 thousand for the nine months ended September 30, 2022 and 2021, respectively. There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual or impaired at September 30, 2022.
Troubled debt restructurings. Loans classified as TDRs totaled $2.0 million and $2.6 million at September 30, 2022 and December 31, 2021, respectively, and are included in impaired loans. The Company has granted, in its TDRs, a variety of concessions to borrowers in the form of loan modifications. The modifications granted can generally be described in the following categories:
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

There was one manufactured home loan totaling $44 thousand modified as a TDR during the three months ended September 30, 2022 and two loans consisting of one manufactured home loan and one one-to-four family loan, totaling $153 thousand modified as TDRs during the nine months ended September 30, 2022. There were no loans modified as a TDR during the three and nine months ended September 30, 2021. There were four TDRs totaling $788 thousand and two TDRs totaling $484 thousand that were paid off during the nine months ended September 30, 2022 and September 30, 2021, respectively.
There were no post-modification changes for the unpaid principal balance in loans, net of partial charge-offs, that were recorded as a result of the TDRs for the three and nine months ended September 30, 2022 and September 30, 2021. There were no loans modified as a TDR for which there was a payment default within the first 12 months of modification during the nine months ended September 30, 2022 and September 30, 2021.
The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified into TDRs at September 30, 2022.
As of September 30, 2022, there were three one-to-four family loans totaling $1.5 million that was in process of foreclosure.

Note 5 – Fair Value Measurements
The Company determines the fair values of its financial instruments based on the requirements established in ASC 820, Fair Value Measurements (“ASC 820”), which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. The Company’s fair values for financial instruments at September 30, 2022 and December 31, 2021 were determined based on these requirements.
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
Loans held-for-sale - One-to-four family mortgage loans held-for-sale are recorded at the lower of cost or fair value. The fair value of fixed-rate one-to-four family loans is based on whole loan forward prices obtained from government sponsored enterprises. At September 30, 2022 and December 31, 2021, loans held-for-sale were carried at cost, as no impairment was required.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no transfers between levels during the three and nine months ended September 30, 2022 and 2021.
The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether or not recognized or recorded at fair value as of the dates indicated (in thousands):

	September 30, 2022		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$76,064	$76,064	$76,064	$—	$—
Available-for-sale securities	10,396	10,396	—	10,396	—
Held-to-maturity securities	2,207	1,754	—	1,754	—
Loans held-for-sale	1,908	1,908	—	1,908	—
Loans held-for-portfolio, net	843,958	785,465	—	—	785,465
Mortgage servicing rights	4,787	4,787	—	—	4,787
FHLB stock	2,897	2,897	—	2,897	—
FINANCIAL LIABILITIES:
Non-maturity deposits	660,836	660,836	—	660,836	—
Time deposits	154,561	154,522	—	154,522	—
Borrowings	44,500	44,500	—	44,500	—
Subordinated notes	11,665	11,665	—	11,665	—

	December 31, 2021		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$183,590	$183,590	$183,590	$—	$—
Available-for-sale securities	8,419	8,419	—	8,419	—
Loans held-for-sale	3,094	3,094	—	3,094	—
Loans held-for-portfolio, net	680,092	675,154	—	—	675,154
Mortgage servicing rights	4,273	4,273	—	—	4,273
FHLB stock	1,046	1,046	—	1,046	—
FINANCIAL LIABILITIES:
Non-maturity deposits	692,598	692,598	—	692,598	—
Time deposits	105,722	106,834	—	106,834	—
Subordinated notes	11,634	11,634	—	11,634	—

The following tables present the balance of assets measured at fair value on a recurring basis as of the dates indicated (in thousands):

	Fair Value at September 30, 2022
Description	Total	Level 1	Level 2	Level 3
Treasury bills	$1,580	$—	$1,580	$—
Municipal bonds	5,487	—	5,487	—
Agency mortgage-backed securities	3,329	—	3,329	—
Mortgage servicing rights	4,787	—	—	4,787

	Fair Value at December 31, 2021
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$6,066	$—	$6,066	$—
Agency mortgage-backed securities	2,353	—	2,353	—
Mortgage servicing rights	4,273	—	—	4,273
The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis as of the dates indicated:

September 30, 2022
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	117%-483% (130%)
		Discount rate	10.5%-14.5% (12.5%)

December 31, 2021
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	204%-344% (205%)
		Discount rate	10.5%-14.5% (12.5%)
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
There were no assets or liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2022 and 2021.
Mortgage servicing rights are measured at fair value using a significant unobservable input (Level 3) on a recurring basis - additional information is included in “Note 6—Mortgage Servicing Rights.”

The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at September 30, 2022
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$659	$—	$—	$659
Impaired loans	4,399	—	—	4,399

	Fair Value at December 31, 2021
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$659	$—	$—	$659
Impaired loans	7,725	—	—	7,725
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at both September 30, 2022 and December 31, 2021.
The following tables provide a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at the dates indicated:

September 30, 2022
Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Third Party Appraisals	No discounts	N/A
Impaired loans(1)	Discounted Cash Flow	Discount Rate	0-12.75% (5%)
Impaired loans(2)	Third Party Appraisals	No discounts	N/A
(1) Represents TDRs included within impaired loans.
(2) Excludes TDRs.

December 31, 2021
Financial Instrument	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
OREO	Third Party Appraisals	No discounts	N/A
Impaired loans(1)	Discounted Cash Flow	Discount Rate	0-10% (4%)
Impaired loans(2)	Third Party Appraisals	No discounts	N/A
(1) Represents TDRs included within impaired loans.
(2) Excludes TDRs.

Note 6 – Mortgage Servicing Rights
The Company’s unpaid principal balance of the mortgage servicing rights portfolio totaled $479.5 million at September 30, 2022 compared to $508.1 million at December 31, 2021. Of this total balance, the unpaid principal balance of loans serviced for Federal National Mortgage Association (“Fannie Mae”) at September 30, 2022 and December 31, 2021 were $477.1 million and $504.1 million, respectively. The unpaid principal balance of loans serviced for other financial institutions at September 30, 2022 and December 31, 2021, totaled $2.4 million and $4.0 million, respectively. Loans serviced for others are not included in the Company’s financial statements as they are not assets of the Company.

A summary of the change in the balance of mortgage servicing assets during the periods indicated were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance, at fair value	$4,754	$4,151	$4,273	$3,780
Servicing rights that result from transfers and sale of financial assets	24	185	180	1,125
Changes in fair value:
Due to changes in model inputs or assumptions and other(1)	9	(125)	334	(694)
Ending balance, at fair value	$4,787	$4,211	$4,787	$4,211
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	September 30, 2022	December 31, 2021
Prepayment speed (Public Securities Association “PSA” model)	130%	205%
Weighted-average life	7.6 years	5.8 years
Discount rate	12.5%	12.5%

The amount of contractually specified servicing, late and ancillary fees earned on the mortgage servicing rights are included in mortgage servicing income on the Condensed Consolidated Statements of Income and totaled $306 thousand and $939 thousand for the three and nine months ended September 30, 2022 and $328 thousand and $961 thousand for the three and nine months ended September 30, 2021, respectively.

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

Note 8 – Borrowings, FHLB Stock and Subordinated Notes
The Company has a loan agreement with the FHLB of Des Moines. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial and multifamily loan portfolio based on the outstanding balance. At September 30, 2022 and December 31, 2021, the amount available to borrow under this credit facility was $421.8 million and $417.7 million, respectively, subject to eligible pledged collateral. At September 30, 2022, the credit facility was collateralized as follows:  one-to-four family mortgage loans with an advance equivalent of $190.8 million, commercial and multifamily mortgage loans with an advance equivalent of $47.1 million and home equity loans with an advance equivalent of $516 thousand. At December 31, 2021, the credit facility was collateralized as follows: one-to-four family mortgage loans with an advance equivalent of $59.7 million, commercial and multifamily mortgage loans with an advance equivalent of $52.9 million and home equity loans with an advance equivalent of $482 thousand. The Company had $44.5 million outstanding borrowings under this arrangement at September 30, 2022 and no borrowings as of December 31, 2021.
Additionally, the Company had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $13.0 million and $11.5 million at September 30, 2022 and December 31, 2021, respectively, to secure public deposits. The remaining amount available to borrow as of September 30, 2022 and December 31, 2021, was $180.9 million and $101.5 million, respectively.
As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances. At September 30, 2022 and December 31, 2021, the Company had an investment of $2.9 million and $1.0 million, respectively in FHLB of Des Moines stock.

The Company has a borrowing agreement with the Federal Reserve Bank of San Francisco. The terms of the agreement call for a blanket pledge of a portion of the Company’s consumer and commercial business loans based on the outstanding balance. At September 30, 2022 and December 31, 2021, the amount available to borrow under this credit facility was $21.2 million and $22.4 million, respectively, subject to eligible pledged collateral. The Company had no outstanding borrowings under this arrangement at September 30, 2022 and December 31, 2021.
The Company has access to an unsecured Fed Funds line of credit from Pacific Coast Banker’s Bank (“PCBB”). The line has a one year term maturing on June 30, 2023 and is renewable annually. As of September 30, 2022, the amount available under this line of credit was $20.0 million. There was no balance on this line of credit as of September 30, 2022 and December 31, 2021, respectively.
In September 2020, the Company issued $12.0 million of fixed to floating rate subordinated notes that mature in 2030. The subordinated notes have an initial fixed interest rate of 5.25% to, but excluding, October 1, 2025, payable semi-annually in arrears. From, and including, October 1, 2025, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term Secured Overnight Financing Rate, or SOFR, plus 513 basis points, payable quarterly in arrears. The subordinated notes mature on May 15, 2030. Prior to October 1, 2025, the Company may redeem these notes, in whole but not in part, only under certain limited circumstances set forth in the subordinated notes and are redeemable by the Company in whole or in part beginning with the interest payment date of October 1, 2025. As of September 30, 2022 and December 31, 2021, the balance of the subordinated notes was $11.7 million and $11.6 million, respectively.

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
The following table summarizes the calculation of earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$2,546	$2,592	$5,881	$7,294
Weighted-average number of shares outstanding, basic	2,563	2,587	2,583	2,582
Effect of potentially dilutive common shares	35	46	35	43
Weighted-average number of shares outstanding, diluted	2,598	2,633	2,618	2,625
Earnings per share, basic(1)(2)	$0.99	$1.00	$2.26	$2.81
Earnings per share, diluted(1)(2)	$0.97	$0.98	$2.23	$2.76
(1)The basic and diluted earnings per share amounts include the impact of income allocated to participating securities of $17 thousand and $41 thousand for the three and nine months ended September 30, 2022, and $17 thousand and $50 thousand for the three and nine months ended September 30, 2021, respectively.
(2)The difference between the basic and diluted earnings per share amounts for the three and nine months ended September 30, 2022 and 2021 under the Treasury Stock Method and the Two-Class Method, as prescribed in FASB ASC 260-10, Earnings Per Share, is immaterial.
There were 2,612 anti-dilutive securities at September 30, 2022 and zero anti-dilutive securities at September 30, 2021.

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
As of September 30, 2022, on an adjusted basis, awards for stock options totaling 283,484 shares and awards for restricted stock totaling 150,971 shares of Company common stock have been granted, net of any forfeitures, to participants in the 2013 Plan and the 2008 Plan. Share-based compensation expense was $90 thousand and $384 thousand for the three and nine months ended September 30, 2022, and $65 thousand and $295 thousand for the three and nine months ended September 30, 2021, respectively.
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
The following is a summary of the Company’s stock option award activity during the three months ended September 30, 2022 (dollars in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at July 1, 2022	99,219	$26.94	5.21	$1,186
Granted	—	—
Exercised	(5,880)	18.72
Forfeited	(20)	33.50
Expired	(124)	36.82
Outstanding at September 30, 2022	93,195	27.45	4.84	1,248
Exercisable	71,749	24.32	3.77	1,169
Expected to vest, assuming a 0% forfeiture rate over the vesting term	93,195	$27.45	4.84	$1,248

The following is a summary of the Company’s stock option award activity during the nine months ended September 30, 2022 (dollars in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2022	91,316	$24.59	4.77	$1,773
Granted	12,800	42.85
Exercised	(9,751)	19.99
Forfeited	(918)	34.92
Expired	(252)	35.13
Outstanding at September 30, 2022	93,195	27.45	4.84	1,248
Exercisable	71,749	24.32	3.77	1,169
Expected to vest, assuming a 0% forfeiture rate over the vesting term	93,195	$27.45	4.84	$1,248
As of September 30, 2022, there was $128 thousand of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 2.7 years.
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The fair value of options granted for the nine months ended September 30, 2022 and 2021 were determined using the following weighted-average assumptions as of the grant date.

	Nine Months Ended September 30,
	2022	2021
Annual dividend yield	1.59%	1.60%
Expected volatility	26.48%	21.67%
Risk-free interest rate	1.64%	0.60%
Expected term	6.00 years	6.50 years
Weighted-average grant date fair value per option granted	$9.95	$5.64
There were zero and 12,800 options granted during the three and nine months ended September 30, 2022, and zero and 12,250 options granted during the three and nine months ended September 30, 2021, respectively.
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

The following is a summary of the Company’s non-vested restricted stock award activity during the three months ended September 30, 2022:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-Vested at July 1, 2022	17,944	$37.62
Granted	—	—
Vested	—	—
Forfeited	(20)	33.50
Non-Vested at September 30, 2022	17,924	37.62	40.52
Expected to vest assuming a 0% forfeiture rate over the vesting term	17,924	$37.62	$40.52

The following is a summary of the Company’s non-vested restricted stock award activity during the nine months ended September 30, 2022:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-Vested at January 1, 2022	17,586	$34.02
Granted	9,700	42.85
Vested	(8,432)	36.34
Forfeited	(930)	35.58
Non-Vested at September 30, 2022	17,924	37.62	40.52
Expected to vest assuming a 0% forfeiture rate over the vesting term	17,924	$37.62	$40.52

As of September 30, 2022, there was $477 thousand of unrecognized compensation cost related to non-vested restricted stock granted under the Plans. The cost is expected to be recognized over the weighted-average vesting period of 2.5 years. The total fair value of shares vested for the nine months ended September 30, 2022 and 2021 was $306 thousand and $264 thousand, respectively.
Employee Stock Ownership Plan
In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company which was paid in full in 2017.  In August 2012, in conjunction with the Company’s conversion to a full stock company from the mutual holding company structure, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company.  The loan was being repaid principally by the Bank through contributions to the ESOP over a period of ten years. The interest rate on the loan was fixed at 2.25% per annum. As of September 30, 2022, the ESOP loan was repaid in full.
Neither the loan balance nor the related interest expense was reflected on the condensed consolidated financial statements.
The fair value of the 158,001 shares held by the ESOP trust was $6.4 million at September 30, 2022. ESOP compensation expense included in salaries and benefits was $205 thousand and $580 thousand for the three and nine months ended September 30, 2022 and $180 thousand and $530 thousand for the three and nine months ended September 30, 2021, respectively.

Note 11 – Leases
We have operating leases for branch locations, a loan production office, our corporate office and in the past, for certain equipment. The lease term for our leases begins on the date we become legally obligated for the rent payments or we take possession of the building, whichever is earlier. Generally, our real estate leases have initial terms of three to ten years and typically include one renewal option. Our leases have remaining lease terms of under one year to seven years. The operating leases generally contain renewal options and require us to pay property taxes and operating expenses for the properties.

The following table presents the lease right-of-use assets and lease liabilities recorded on the condensed consolidated balance sheet at the dates indicated (in thousands):

	September 30, 2022	December 31, 2021
Operating lease right-of-use assets	$5,319	$5,811
Operating lease liabilities	$5,749	$6,242
The following table presents the components of lease expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense
Office leases	$285	$272	$847	$817
Sublease income	(3)	(3)	(9)	(9)
Net lease expense	$282	$269	$838	$808
The following table presents the maturity of lease liabilities at the date indicated (in thousands):

September 30, 2022
Remainder of 2022	$265
2023	1,054
2024	1,035
2025	896
2026	862
Thereafter	2,150
Total lease payments	6,262
Less: Present value discount	513
Present value of lease liabilities	$5,749
Lease term and discount rate by lease type consist of the following at the dates indicated:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term:
Office leases	6.3 years	7.0 years
Weighted-average discount rate (annualized):
Office leases	2.65%	2.67%

Supplemental cash flow information related to leases was as follows for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows
Office leases	$270	$263	$800	$779

Note 12 – Subsequent Events
On October 25, 2022, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.17 per common share, payable on November 23, 2022 to stockholders of record at the close of business on November 09, 2022.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Statements
Certain matters discussed in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:

•potential adverse impacts to economic conditions in the Company’s local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war including Russia’s invasion of Ukraine, as well as increasing oil prices and supply chain disruptions, and any governmental or societal responses to the novel coronavirus disease 2019 (“COVID-19”) pandemic, including the possibility of new COVID-19 variants;
•changes in consumer spending, borrowing and savings habits;
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
•legislative or regulatory changes that adversely affect our business, including changes in banking, securities and tax law, in regulatory policies and principles, or the interpretation of regulatory capital or other rules, and other governmental initiatives affecting the financial services industry and the availability of resources to address such changes;
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
•the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets;
•the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business;
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
Sound Community Bank’s deposits are insured up to applicable limits by the FDIC. At September 30, 2022, Sound Financial Bancorp, on a consolidated basis, had assets of $982.2 million, net loans held-for-portfolio of $844.0 million, deposits of $815.4 million and stockholders’ equity of $95.0 million. The shares of Sound Financial Bancorp are traded on NASDAQ Capital Market under the symbol “SFBC.”  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121.
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
Critical Accounting Policies
Certain of our accounting policies require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses, accounting for other-than-temporary impairment of securities, accounting for mortgage servicing rights, accounting for other real estate owned and accounting for deferred income taxes. There have been no material changes in the Company’s critical accounting policies and estimates as previously disclosed in the Company’s 2021 Form 10-K

Comparison of Financial Condition at September 30, 2022 and December 31, 2021
General.   Total assets increased $62.6 million, or 6.8%, to $982.2 million at September 30, 2022 from $919.7 million at December 31, 2021. The increase primarily was a result of increases in loans held-for-portfolio and investment securities, partially offset by lower balances in cash and cash equivalents.
Cash and Securities.  Cash and cash equivalents decreased $107.5 million, or 58.6%, to $76.1 million at September 30, 2022 from $183.6 million at December 31, 2021, primarily due to deploying cash earning a nominal yield into higher interest-earning loans and investments securities. Investment securities increased $4.2 million, or 49.7%, to $12.6 million at September 30, 2022, compared to $8.4 million at December 31, 2021. Held-to-maturity securities totaled $2.2 million at September 30, 2022, compared to none at December 31, 2021, due to the purchase of $2.2 million in municipal bonds and agency mortgage-backed securities. Available-for-sale securities totaled $10.4 million at September 30, 2022, compared to $8.4 million at December 31, 2021. The increase in available-for-sale securities was primarily due the purchase of $4.4 million in treasury bills, municipal bonds and agency mortgage-backed securities, partially offset by regularly scheduled payments and maturities.
Loans.  Loans held-for-portfolio, net, increased $163.9 million, or 24.1%, to $844.0 million at September 30, 2022 from $680.1 million at December 31, 2021, driven by increases across all loan classes, excluding commercial business loans. The increases primarily resulted from focused marketing campaigns, increased utilization of digital marketing tools and the addition of experienced lending staff during 2021. These increases were partially offset by the decrease in commercial business loans resulting from forgiveness by the U.S. Small Business Administration (“SBA”) of loans originated under the Paycheck Protection Program (“PPP”).
The following table reflects the changes in the loan mix of our loan portfolio at September 30, 2022, as compared to December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021	Amount Change	Percent Change
One-to-four family	$270,009	$207,660	$62,349	30.0%
Home equity	17,642	13,250	4,392	33.1
Commercial and multifamily	315,677	278,175	37,502	13.5
Construction and land	112,980	63,105	49,875	79.0
Manufactured homes	25,375	21,636	3,739	17.3
Floating homes	69,968	59,268	10,700	18.1
Other consumer	17,565	16,748	817	4.9
Commercial business	23,986	28,026	(4,040)	(14.4)
Premiums for purchased loans	984	897	87	9.7
Deferred loan fees	(2,739)	(2,367)	(372)	15.7
Total loans held-for-portfolio, gross	851,447	686,398	165,049	24.0
Allowance for loan losses	(7,489)	(6,306)	(1,183)	18.8
Total loans held-for-portfolio, net	$843,958	$680,092	$163,866	24.1%
The increase in one-to-four family loans was driven primarily by the origination of $57.8 million in jumbo loans during 2022 and the origination of $33.4 million of conforming and non-conforming conventional loans in our portfolio. The increase in commercial and multifamily loans during the period was primarily due to the origination of $45.7 million of multifamily loans and $30.2 million of commercial non-owner occupied loans. The increase in construction and land loans during the period was primarily due to the origination and advances of new commercial construction loans. These increases were partially offset by payoffs and paydowns during the period. The decrease in our commercial business loan portfolio was primarily due to SBA forgiveness of PPP loans. At September 30, 2022, our loan portfolio, net of deferred loan fees, remained well-diversified. Commercial and multifamily real estate loans accounted for 37.0% of total loans, one-to-four family loans, including home equity loans accounted for 33.7% of total loans, commercial business loans accounted for 2.8% of total loans, and consumer loans, consisting of manufactured homes, floating homes, and other consumer loans accounted for 13.4% of total loans at September 30, 2022. Construction and land loans accounted for 13.2% of total loans at September 30, 2022.

Loans held-for-sale totaled $1.9 million at September 30, 2022, compared to $3.1 million at December 31, 2021. The decrease was primarily due to a decline in mortgage originations reflecting reduced refinance activity.
Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of evaluation in accordance with generally accepted acco unting principles in the United States. It is our best estimate of probable credit losses inherent in our loan portfolio.

The following table reflects the adjustments in our allowance during the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$7,117	$6,157	$6,306	$6,000
Charge-offs	(6)	(8)	(48)	(113)
Recoveries	3	3	130	15
Net (charge-offs) recoveries	(3)	(5)	82	(98)
Provision for loan losses during the period	375	175	1,101	425
Balance at end of period	$7,489	$6,327	$7,489	$6,327
Our allowance for loan losses increased $1.2 million, or 18.8%, to $7.5 million at September 30, 2022, from $6.3 million at December 31, 2021.
Specific loan loss reserves decreased to $239 thousand at September 30, 2022, compared to $293 thousand at December 31, 2021, while general loan loss reserves increased to $6.6 million at September 30, 2022, compared to $5.6 million at December 31, 2021, and the unallocated reserve increased to $653 thousand at September 30, 2022, compared to $395 thousand at December 31, 2021. The increase in general loss reserves and the unallocated reserve was primarily a result of the increase in the loan portfolio at September 30, 2022. Net charge-offs for the three months ended September 30, 2022 totaled $3 thousand and net recoveries totaled $82 thousand for the nine months ended September 30, 2022, compared to net charge-offs of $5 thousand and $98 thousand for the three and nine months ended September 30, 2021, respectively. At September 30, 2022, the allowance for loan losses as a percentage of total loans and nonperforming loans was 0.88% and 301.24%, compared to 0.92% and 113.58%, at December 31, 2021, respectively. See “Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021 — Provision for Loan Losses.”
The following tables show certain credit ratios at and for the periods indicated and each component of the ratio's calculations.

	September 30, 2022	December 31, 2021
Allowance for loan losses as a percentage of total loans outstanding at period end	0.88%	0.92%
Allowance for loan losses	7,489	6,306
Total loans outstanding	853,202	687,868

Non-accrual loans as a percentage of total loans outstanding at period end	0.29%	0.81%
Total nonaccrual loans	2,486	5,552
Total loans outstanding	853,202	687,868

Allowance for loan losses as a percentage of non-accrual loans at period end	301.24%	113.58%
Allowance for loan losses	7,489	6,306
Total nonaccrual loans	2,486	5,552

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in thousands)
Net recoveries (charge-offs) during period to average loans outstanding:
One-to-four family:	—%	—%	0.03%	(0.07)%
Net recoveries (charge-offs)	—	—	45	(76)
Average loans outstanding	260,712	178,802	234,914	149,004

Home equity:	—%	0.05%	0.51%	(0.04)%
Net recoveries (charge-offs)	—	2	58	(4)
Average loans outstanding	17,013	14,604	15,223	14,508

Commercial and multifamily real estate:	—%	—%	—%	—%
Net (charge-offs) recoveries	—	—	—	—
Average loans outstanding	313,616	247,460	294,055	250,648

Construction and land:	—%	—%	—%	—%
Net (charge-offs) recoveries	—	—	—	—
Average loans outstanding	107,824	79,753	84,163	69,782

Manufactured homes:	—%	0.02%	0.07%	0.01%
Net recoveries	—	1	12	1
Average loans outstanding	24,299	21,145	22,919	20,928

Floating homes:	—%	—%	—%	—%
Net (charge-offs) recoveries	—	—	—	—
Average loans outstanding	68,610	48,257	63,636	42,869

Other consumer:	(0.07)%	(0.20)%	(0.25)%	(0.19)%
Net (charge-offs)	(3)	(8)	(33)	(21)
Average loans outstanding	17,930	15,548	17,756	15,158

Commercial business:	—%	—%	—%	—%
Net recoveries	—	—	—	2
Average loans outstanding	24,537	43,039	24,717	66,903

Total loans:	—%	—%	0.01%	(0.02)%
Net (charge-offs) recoveries	(3)	(5)	82	(98)
Average loans outstanding	834,539	648,609	757,383	629,800
Nonperforming Assets.  At September 30, 2022, nonperforming assets, which are comprised of nonaccrual loans including nonperforming troubled debt restructurings (“TDRs”), and other real estate owned (“OREO”), totaled $3.1 million, or 0.32% of total assets, compared to $6.2 million, or 0.68% of total assets at December 31, 2021.

The table below sets forth the amounts and categories of nonperforming assets at the dates indicated (dollars in thousands):

	Nonperforming Assets
	September 30, 2022	December 31, 2021	Amount Change	Percent Change
Nonaccrual loans	$2,378	$5,130	$(2,752)	(53.6)%
Nonperforming TDRs	108	422	(314)	(74.4)
Total nonperforming loans	2,486	5,552	(3,066)	(55.2)
OREO and repossessed assets	659	659	—	—
Total nonperforming assets	$3,145	$6,211	$(3,066)	(49.4)%

Nonperforming loans, which are comprised of nonaccrual loans and nonperforming TDRs, decreased $3.1 million, or 55.2%, to $2.5 million at September 30, 2022 from $5.6 million at December 31, 2021. The decrease in nonperforming loans primarily was due to the payoff of a $2.3 million nonperforming multifamily loan during the three months ended September 30, 2022.The percentage of nonperforming loans to total loans was 0.29% at September 30, 2022, compared to 0.81% of total loans at December 31, 2021. Loans classified as TDRs totaled $2.0 million and $2.6 million at September 30, 2022 and December 31, 2021, of which $108 thousand and $422 thousand were nonperforming pursuant to their contractual repayment terms at those dates, respectively.

Mortgage Servicing Rights.  The fair value of mortgage servicing rights was $4.8 million at September 30, 2022, an increase of $514 thousand, or 12.0%, from $4.3 million at December 31, 2021. We record mortgage servicing rights on loans sold with servicing retained and upon acquisition of a servicing portfolio. Mortgage servicing rights are carried at fair value. If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.
Deposits and Borrowings. Total deposits increased $17.1 million, or 2.1%, to $815.4 million at September 30, 2022 from $798.3 million at December 31, 2021. The increase was primarily a result of an increase in certificate accounts. The increase in our certificate accounts was primarily used to fund organic loan growth. Noninterest-bearing deposits increased $1.8 million, or 0.9%, to $192.3 million at September 30, 2022, compared to $190.5 million at December 31, 2021. Noninterest-bearing deposits represented 23.6% of total deposits at September 30, 2022, compared to 23.9% at December 31, 2021.
A summary of deposit accounts with the corresponding weighted-average cost of funds at the dates indicated is presented below (dollars in thousands):

	September 30, 2022		December 31, 2021
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$187,787	—%	$187,684	—%
Interest-bearing demand	284,267	0.16	307,061	0.19
Savings	99,602	0.05	103,401	0.08
Money market	84,692	0.22	91,670	0.21
Time deposits	154,561	0.90	105,722	1.57
Escrow (1)	4,488	—	2,782	—
Total deposits	$815,397	0.26%	$798,320	0.41%
(1) Escrow balances shown in noninterest-bearing deposits on the consolidated balance sheets.

Scheduled maturities of time deposits at September 30, 2022, are as follows (in thousands):

Year Ending December 31,	Amount
2022	$19,569
2023	113,945
2024	13,453
2025	4,982
2026	2,142
Thereafter	470
$154,561
Savings, demand, and money market accounts have no contractual maturity. Certificates of deposit have maturities of five years or less.
The aggregate amount of time deposits in denominations of more than $250,000 at September 30, 2022 and December 31, 2021, totaled $37.3 million and $19.1 million, respectively. Deposit amounts in excess of $250,000 are not federally insured.
Borrowings comprised of FHLB advances increased $44.5 million at September 30, 2022 from zero at December 31, 2021, primarily to support loan growth.
Subordinated notes, net totaled $11.7 million and $11.6 million at September 30, 2022 and December 31, 2021.
Stockholders’ Equity.   Total stockholders’ equity increased $1.6 million, or 1.7%, to $95.0 million at September 30, 2022, from $93.4 million at December 31, 2021. This increase primarily reflects $5.9 million in net income for the nine months ended September 30, 2022 and $384 thousand related to stock-based compensation, partially offset by the payment of cash dividends of $1.6 million to common stockholders, repurchases of common stock of $1.7 million, and an unrealized loss, net of tax, of $1.4 million on our available-for-sale securities as a result of declining fair market values related to increases in market interest rates this year.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Income and yields on tax-exempt obligations have not been computed on a tax equivalent basis. All average balances are daily average balances. Nonaccrual loans have been included in the table as loans carrying a zero yield for the period they have been on nonaccrual (dollars in thousands).

	Three Months Ended September 30,
	2022			2021
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$833,195	$10,327	4.92%	$652,251	$8,967	5.45%
Investments, cash and cash equivalents	88,812	449	2.01	230,905	135	0.23
Total interest-earning assets (1)	922,007	10,776	4.64	883,156	9,102	4.09
Interest-bearing liabilities:
Savings and money market accounts	188,276	63	0.13	179,164	42	0.09
Demand and NOW accounts	290,106	164	0.22	311,273	141	0.18
Certificate accounts	130,541	503	1.53	135,757	434	1.27
Subordinated notes	11,658	168	5.72	11,616	168	5.74
Borrowings	46,462	281	2.40	2	—	—
Total interest-bearing liabilities	667,043	1,179	0.70%	637,812	785	0.49%
Net interest income		$9,597			$8,317
Net interest rate spread			3.94%			3.60%
Net earning assets	$254,964			$245,344
Net interest margin			4.13%			3.74%
Average interest-earning assets to average interest-bearing liabilities		138.22%			138.47%
Noninterest-bearing deposits	$189,379			$182,503
Total deposits	798,302	730	0.36%	808,697	617	0.30%
Total funding(2)	856,422	1,179	0.55%	820,315	785	0.38%
(1) Calculated net of deferred loan fees, loan discounts and loans in process.
(2) Total funding is the sum of average interest-bearing liabilities and average noninterest-bearing deposits. The cost of total funding is calculated as annualized total interest expense divided by average total funding.

	Nine Months Ended September 30,
	2022			2021
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$757,086	$27,099	4.79%	$636,352	$25,152	5.28%
Investments, cash and cash equivalents	136,899	876	0.86	236,495	365	0.21
Total interest-earning assets (1)	893,985	27,975	4.18%	872,847	25,517	3.91
Interest-bearing liabilities:
Savings and money market accounts	193,219	122	0.08	167,253	144	0.12
Demand and NOW accounts	305,651	412	0.18	281,933	485	0.23
Certificate accounts	109,713	1,037	1.26	174,712	2,178	1.67
Subordinated notes	11,648	504	5.79	11,606	504	5.81
Borrowings	16,463	293	2.38	1	—	—
Total interest-bearing liabilities	636,694	2,368	0.50%	635,505	3,311	0.70%
Net interest income		$25,607			$22,206
Net interest rate spread			3.69%			3.21%
Net earning assets	$257,291			$237,342
Net interest margin			3.83%			3.40%
Average interest-earning assets to average interest-bearing liabilities		140.41%			137.35%
Noninterest-bearing deposits	$192,240			$174,486
Total deposits	800,823	1,571	0.26%	798,384	2,807	0.47%
Total funding(2)	828,934	2,368	0.38%	809,991	3,311	0.55%
(1) Calculated net of deferred loan fees, loan discounts and loans in process.
(2) Total funding is the sum of average interest-bearing liabilities and average noninterest-bearing deposits. The cost of total funding is calculated as annualized total interest expense divided by average total funding.
Rate/Volume Analysis
The following table presents, for the periods indicated, the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between changes related to outstanding balances and changes due to interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate (dollars in thousands).

	Three Months Ended September 30, 2022 vs. 2021			Nine Months Ended September 30, 2022 vs. 2021
	Increase (Decrease) due to		Total Increase (Decrease)	Increase (Decrease) due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans receivable	$2,243	$(883)	$1,360	$4,322	$(2,375)	$1,947
Investments, cash and cash equivalents	(718)	1,032	314	(637)	1,148	511
Total interest-earning assets	1,525	149	1,674	3,685	(1,227)	2,458
Interest-bearing liabilities:
Savings and Money Market accounts	3	18	21	16	(38)	(22)
Demand and NOW accounts	(12)	35	23	32	(105)	(73)
Certificate accounts	(20)	89	69	(614)	(527)	(1,141)
Subordinated notes	1	(1)	—	2	(2)	—
Borrowings	281	—	281	293	—	293
Total interest-bearing liabilities	$253	$141	$394	$(271)	$(672)	$(943)
Change in net interest income			$1,280			$3,401

Comparison of Results of Operation for the Three and Nine Months Ended September 30, 2022 and 2021

General.
Q3 2022 vs Q3 2021. Net income decreased $46 thousand, or 1.8%, to $2.5 million, or $0.97 per diluted common share, for the three months ended September 30, 2022, compared to $2.6 million, or $0.98 per diluted common share, for the three months ended September 30, 2021. The decrease was primarily the result of a $405 thousand decrease in noninterest income, a $718 thousand increase in noninterest expense, and a $200 thousand increase in the provision for loan losses, partially offset by a $1.3 million increase in net interest income.
YTD 2022 vs. YTD 2021. Net income decreased $1.4 million, or 19.4%, to $5.9 million, or $2.23 per diluted common share, for the nine months ended September 30, 2022, compared to $7.3 million, or $2.76 per diluted common share, for the nine months ended September 30, 2021. The decrease was primarily a result of a $2.3 million decrease in noninterest income, a $2.2 million increase in noninterest expense and a $676 thousand increase in the provision for loan losses, partially offset by a $3.4 million increase in net interest income.

Interest Income

Q3 2022 vs Q3 2021. Interest income increased $1.7 million, or 18.4%, to $10.8 million for the three months ended September 30, 2022, from $9.1 million for the three months ended September 30, 2021, primarily due to higher average loan balances and a 177 basis point increase in average yield on investments and interest-bearing cash, partially offset by a 54 basis point decline in the average loan yield and a lower average balance of investments and interest-bearing cash.
Interest income on loans increased $1.4 million, or 15.2%, to $10.3 million for the three months ended September 30, 2022, compared to $9.0 million for the three months ended September 30, 2021. The average balance of total loans was $833.2 million for the three months ended September 30, 2022, compared to $652.3 million for the three months ended September 30, 2021 resulting from increased balances in all loan categories, except for commercial business loans which declined as a result of the SBA’s repayment of PPP loans. The average yield on total loans was 4.92% for three months ended September 30, 2022, compared to 5.45% for the three months ended September 30, 2021. The average yield on total loans decreased primarily due to the decrease in the recognition of net deferred fees due to loan repayments from SBA loan forgiveness of PPP loans during the quarter. Interest income included $24 thousand in fees earned related to PPP loans in the three months ended September 30, 2022, compared to $1.1 million in the same quarter a year ago. For the three months ended September 30, 2022, the average balance of PPP loans was $157 thousand and the average yield on PPP loans was 60.68%, including the recognition of the net deferred fees, with a positive impact on loan yield of one basis point. For the three months ended September 30, 2021, the average balance of PPP loans was $19.0 million and the average yield on PPP loans was 22.37%, including the recognition of deferred fees, with a positive impact on loan yield of 51 basis points. At September 30, 2022, no PPP deferred loan origination fees remain to be accreted into interest income.
Interest income on the investment portfolio and cash and cash equivalents increased $314 thousand, or 232.6%, to $449 thousand for the three months ended September 30, 2022, compared to $135 thousand for the three months ended September 30, 2021. The increase in the interest income on investment securities and cash and cash equivalents was due to higher average yields, partially offset by lower average balances. The average balance on investments and cash and cash equivalents was $88.8 million for the three months ended September 30, 2022, compared to $230.9 million for the three months ended September 30, 2021. The decrease in average balances was due to lower average cash balances as we redeployed funds into higher interest-earning assets, specifically loans and, to a lesser extent, investment securities. The average yield on investments and cash and cash equivalents increased to 2.01% for the three months ended September 30, 2022, compared to 0.23% for the three months ended September 30, 2021, as a result of the rising interest rate environment and the increase in the average balance of our investment securities portfolio.
YTD 2022 vs. YTD 2021. Interest income increased $2.5 million, or 9.6%, to $28.0 million for the nine months ended September 30, 2022, from $25.5 million for the nine months ended September 30, 2021. The increase primarily was due to higher average loan balances and a 65 basis point increase in the average yield earned on investments and cash balances, partially offset by a 49 basis point decline in the average loan yield and lower average investment and cash balances.
Interest income on loans increased $1.9 million, or 7.7%, to $27.1 million for the nine months ended September 30, 2022, compared to $25.2 million for the nine months ended September 30, 2021, driven by higher average total loans, partially offset a 49 basis points decline in the average yield on loans. The average balance of total loans was $757.1 million for the nine months ended September 30, 2022, compared to $636.4 million for the nine months ended September 30, 2021. The average yield on total loans was 4.79% for the nine months ended September 30, 2022, compared to 5.28% for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the average balance of PPP loans was $1.5 million and the average yield on PPP loans was 12.83%, including the recognition of the net deferred fees, with a positive impact on average loan yield of two basis points. For the nine months ended September 30, 2021, the average balance of PPP loans was $44.2 million and the average yield on PPP loans was 8.55%, including the recognition of deferred fees, with a positive impact on average loan yield of 24 basis points. Interest income included $141 thousand in fees earned related to PPP loans in the nine months ended September 30, 2022, compared to $2.8 million in the same period a year ago.
Interest income on the investment portfolio and cash and cash equivalents increased $511 thousand, or 140.0%, to $876 thousand for the nine months ended September 30, 2022, compared to $365 thousand for the nine months ended September 30, 2021. The increase in the interest income on investment securities and cash and cash equivalents was due to higher average yields, partially offset by lower average balances. The average yield on investments and cash and cash equivalents was 0.86% for the nine months ended September 30, 2022, compared to 0.21% for the nine months ended September 30, 2021, primarily due to the deployment of cash balances into higher-yielding investment balances.

Interest Expense
Q3 2022 vs Q3 2021. Interest expense increased $394 thousand, or 50.2%, to $1.2 million for the three months ended September 30, 2022, from $785 thousand for the three months ended September 30, 2021. Interest expense on deposits increased $113 thousand, or 18.3%, to $730 thousand for the three months ended September 30, 2022, compared to $617 thousand for the same period a year ago. The increase was primarily the result of a $46.5 million increase in the average balance of borrowings and higher rates paid on all interest-bearing deposits, partially offset by a $17.3 million decrease in the average balance of interest-bearing deposits.Compared to the same period last year, total deposit costs were negatively impacted by the higher rates paid on deposits and favorably impacted by the $6.9 million increase in the average balance of noninterest bearing deposits from $182.5 million at September 30, 2021. The increase in the rate paid on certificate accounts contributed to a six basis point increase in the average cost of total deposits to 0.36% for the quarter ended September 30, 2022, from 0.30% for the quarter ended September 30, 2021.
Interest expense on borrowings, comprised solely of FHLB advances, was $281 thousand for the three months ended September 30, 2022, compared to none for the three months ended September 30, 2021, reflecting the increased use of lower cost FHLB advances during the third quarter of 2022 to supplement our liquidity needs. Interest expense on subordinated notes was $168 thousand for both the three months ended September 30, 2022 and 2021.
YTD 2022 vs. YTD 2021. Interest expense decreased $943 thousand, or 28.5%, to $2.4 million for the nine months ended September 30, 2022, from $3.3 million for the nine months ended September 30, 2021, primarily as a result of a decline in the average balance of certificate accounts and rates paid on all deposits, partially offset by a lower percentage of noninterest bearing deposits to total deposits and an increase in the average balance of borrowings.

Interest expense on deposits decreased $1.2 million, or 44.0%, to $1.6 million for the nine months ended September 30, 2022, compared to $2.8 million for the same period a year ago. The decrease was primarily the result of a decline in the average cost of deposits reflecting reduced market rates paid on deposits for the majority of 2022. The average cost of total deposits decreased 21 basis points to 0.26% for the nine months ended September 30, 2022, from 0.47% for the nine months ended September 30, 2021.

Net Interest Income.
Q3 2022 vs Q3 2021. Net interest income increased $1.3 million, or 15.4%, to $9.6 million for the three months ended September 30, 2022, from $8.3 million for the three months ended September 30, 2021. Our net interest margin was 4.13% and 3.74% for the three months ended September 30, 2022 and 2021, respectively. The increase in net interest income primarily was the result of higher interest income earned on loans, investments and interest-bearing cash, partially offset by higher interest expense paid on deposits and borrowings. The increase in net interest margin primarily was due to the higher interest income earned on interest-earning assets, driven by the higher average balance of loans and the higher average yield earned on investments and interest-bearing cash, partially offset by lower recognition of net deferred fees related to PPP loan repayments from SBA loan forgiveness, the increase in rates paid on interest-bearing liabilities and the higher average balance of borrowings. During the third quarter of 2022, the average yield earned on PPP loans, including the recognition of the net deferred fees for PPP loans repaid and forgiven by the SBA, resulted in a positive impact to the net interest margin of one basis point, compared to a positive impact of 41 basis points during the quarter ended September 30, 2021.
YTD 2022 vs. YTD 2021. Net interest income increased $3.4 million, or 15.3%, to $25.6 million for the nine months ended September 30, 2022, from $22.2 million for the nine months ended September 30, 2021. Our net interest margin was 3.83% and 3.40% for the nine months ended September 30, 2022 and 2021, respectively. The increase in net interest income primarily resulted from the decline in the average rate paid on deposits, higher average interest-earning assets balances, partially offset by a decline in the average loan yield. The increase in net interest margin primarily was due to average yields earned on interest-earning assets increasing coupled with the declines in average interest rates paid on interest-bearing liabilities, partially offset by an increase in average borrowings. During the nine months ended September 30, 2022, the average yield earned on PPP loans, including the recognition of the net deferred fees for PPP loans repaid and forgiven by the SBA, resulted in a positive impact to the net interest margin of one basis points, compared to a positive impact of 27 basis points for the nine months ended September 30, 2021.
Since March 2022, in response to inflation, the Federal Open Market Committee of the Federal Reserve has increased the target range for the federal funds rate by 300 basis points, including 150 basis points during the third quarter of 2022, to a range of 3.00% to 3.25% as of September 30, 2022. In November 2022, the FOMC increased the target range for the federal funds rate another 75 basis points to a range of 3.75% to 4.00%.
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
A provision for loan losses of $375 thousand and $1.1 million was recorded for the three and nine months ended September 30, 2022, compared to $175 thousand and $425 thousand, for the three and nine months ended September 30, 2021, respectively. The increase in the provision for loan losses resulted primarily from the increase in our loan portfolio, partially offset by a shift in the loan portfolio composition to loan types requiring a lower general loan allowance as balances of lower risk one-to-four family loans and multifamily residential loans increased, thereby reducing the related general loan allowance. The allowance for loan losses as of September 30, 2022, not only reflects probable and inherent credit losses based upon the economic conditions that existed as of September 30, 2022, but also reflects the inherent uncertainty related to the economic environment as a result of local, national and global events. Net recoveries for the nine months ended September 30, 2022 totaled $82 thousand, compared to net charge-offs of $98 thousand for the nine months ended September 30, 2021.
While we believe the estimates and assumptions used in our determination of the adequacy of the allowance for loan losses are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. A further decline in national and local economic conditions, as a result of the effects of inflation, a potential recession or slowed economic growth, and any governmental or societal responses to the COVID- 19 pandemic or, among other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the adjustment of reserves based upon their judgment of information available to them at the time of their examination.
Noninterest Income.  Noninterest income decreased $405 thousand, or 28.3%, to $1.0 million for the three months ended September 30, 2022, as compared to $1.4 million for the three months ended September 30, 2021, as reflected below (dollars in thousands):

	Three Months Ended September 30,		Amount Change	Percent Change
	2022	2021
Service charges and fee income	$604	$556	$48	8.6%
Earnings on cash surrender value of BOLI	59	104	(45)	(43.3)
Mortgage servicing income	306	328	(22)	(6.7)
Fair value adjustment on mortgage servicing rights	9	(125)	134	(107.2)
Net gain on sale of loans	48	568	(520)	(91.5)
Total noninterest income	$1,026	$1,431	$(405)	(28.3)%
The decrease in noninterest income during the three months ended September 30, 2022 compared to the same quarter in 2021 primarily was due to a $520 thousand decrease in net gain on sale of loans as a result of a decline in both the amount of loans originated for sale and gross margins earned on loans sold and a $45 thousand decrease in earnings on cash surrender value of BOLI reflecting recent declines in the securities markets, partially offset by a $134 thousand increase in the fair value adjustment on mortgage servicing rights due primarily from recent higher market interest rates causing a reduction in prepayment speeds and a $48 thousand increase in service fees and income primarily resulting from higher commercial loan fees and consumer deposit activity fees . Loans sold during the quarter ended September 30, 2022, totaled $2.3 million, compared to $20.3 million during the quarter ended September 30, 2021.
Noninterest income decreased $2.3 million, or 39.0%, to $3.6 million for the nine months ended September 30, 2022, as compared to $5.8 million for the nine months ended September 30, 2021, as reflected below (dollars in thousands):

	Nine Months Ended September 30,		Amount Change	Percent Change
	2022	2021
Service charges and fee income	$1,749	$1,615	$134	8.3%
Earnings on cash surrender value of BOLI	45	281	(236)	(84.0)
Mortgage servicing income	939	961	(22)	(2.3)
Fair value adjustment on mortgage servicing rights	334	(694)	1,028	(148.1)
Net gain on sale of loans	497	3,683	(3,186)	(86.5)
Total noninterest income	$3,564	$5,846	$(2,282)	(39.0)%
The decrease in noninterest income during the nine months ended September 30, 2022, compared to the same period in 2021 primarily was due to a $3.2 million decrease in net gain on sale of loans and a $236 thousand decrease in earnings on cash surrender value of BOLI, partially offset by an $1.0 million improvement in the fair value adjustment on mortgage servicing rights and a $134 thousand increase in service fees and fee income for the same reasons as set forth for the three months ended September 30, 2022, discussed above. Loans sold during the nine months ended September 30, 2022, totaled $17.4 million, compared to $128.3 million during the nine months ended September 30, 2021.

Noninterest Expense.  Noninterest expense increased $718 thousand, or 11.4%, to $7.0 million during the three months ended September 30, 2022, compared to $6.3 million during the three months ended September 30, 2021, as reflected below (dollars in thousands):

	Three Months Ended September 30,		Amount Change	Percent Change
	2022	2021
Salaries and benefits	$4,044	$3,512	$532	15.1%
Operations	1,581	1,466	115	7.8
Regulatory assessments	116	91	25	27.5
Occupancy	447	441	6	1.4
Data processing	848	808	40	5.0
Total noninterest expense	$7,036	$6,318	$718	11.4%

The increase in noninterest expense during the three months ended September 30, 2022 compared to the same quarter in 2021 primarily was due to an increase in salaries and benefits of $532 thousand as a result of upward market pressure on wages and increased medical expenses and lower deferred compensation as a result of a decline in mortgage originations, partially offset by a decrease in incentive compensation as a result of a lower percentage allocated and changes to the incentive compensation programs and lower commission expense related to a decline in mortgage originations. Operations expense increased $115 thousand compared to the quarter ended September 30, 2021 due to increases in various accounts including marketing and travel expenses, legal fees associated with higher commercial loan volume, and debit card processing, partially offset by lower loan origination costs due to lower mortgage origination volume.
The efficiency ratio for the quarter ended September 30, 2022 was 66.23%, compared to 64.81% for the quarter ended September 30, 2021. The weakening in the efficiency ratio for the current quarter compared to the same period in the prior year is primarily due to higher noninterest expense related to increased salaries and benefits and lower noninterest income primarily due to lower gain on sale of loans from mortgage banking, partially offset by higher net interest income primarily as a result of a higher average balance of loans held-for-portfolio at higher yields than prior investments.
Noninterest expense increased $2.2 million, or 11.8%, to $20.7 million during the nine months ended September 30, 2022, compared to $18.5 million during the nine months ended September 30, 2021, as reflected below (dollars in thousands):

	Nine Months Ended September 30,		Amount Change	Percent Change
	2022	2021
Salaries and benefits	$12,181	$10,470	$1,711	16.3%
Operations	4,323	4,033	290	7.2
Regulatory assessments	316	283	33	11.7
Occupancy	1,318	1,298	20	1.5
Data processing	2,518	2,400	118	4.9
Net gain on OREO and repossessed assets	—	(16)	16	(100.0)
Total noninterest expense	$20,656	$18,468	$2,188	11.8%
The increase in noninterest expense during the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to increases of $1.7 million in salaries and benefits, $290 thousand in operations expense and $118 thousand in data processing expense. Salaries and benefits increased primarily due to higher wages and incentive compensation, hiring for strategic initiatives, higher medical expenses and lower deferred compensation, partially offset by a decrease in commission expense related to a decline in mortgage activity in 2022 as compared to the same period in 2021. Operations expense increased primarily due to increases in various accounts including marketing expenses, travel related expenses, and professional fees. Data processing expense increased due to technology investments and contract rate increases.
The efficiency ratio was 70.81% for the nine months ended September 30, 2022, compared to 65.83% for the nine months ended September 30, 2021. The weakening in the efficiency ratio for the nine months ended September 30, 2022 was primarily due to the increase in noninterest expense outpacing the increase in total revenues as described above.

Income Tax Expense.  We incurred income tax expense of $666 thousand and $1.5 million for the three and nine months ended September 30, 2022, compared to $663 thousand and $1.9 million for the same periods in 2021, respectively. The effective tax rates for the three and nine months ended September 30, 2022 were 20.73% and 20.68%, respectively. The effective tax rates for the three and nine months ended September 30, 2021 were 20.37% and 20.36%, respectively.

Capital and Liquidity
The Management Discussion and Analysis in Item 7 of the Company’s 2021 Form 10-K contains an overview of Sound Financial Bancorp’s and the Bank’s liquidity management, sources of liquidity and cash flows. Although, there have been no material changes in our liquidity management, sources of liquidity and cash flows since our 2021 Form 10-K, this discussion updates that disclosure for the nine months ended September 30, 2022.
Capital. Shareholders’ equity totaled $95.0 million at September 30, 2022 and $93.4 million at December 31, 2021. In addition to net income of $5.9 million, other sources of capital during the nine months ended September 30, 2022 included $195 thousand in proceeds from stock option exercises and $384 thousand related to stock-based compensation. Uses of capital during the nine months ended September 30, 2022 primarily included $1.6 million of dividends paid on common stock, other comprehensive loss, net of tax, of $1.4 million and $1.7 million of stock repurchases.
We paid regular quarterly dividends of $0.17 per common share and a special dividend of $0.10 per common share during the nine months ended September 30, 2022 and 2021, which equates to a dividend payout ratio of 27.05% in 2022 and 21.85% in 2021. The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment of the regular quarterly cash dividend during the remainder of 2022 at this rate of $0.17 per share, our average total dividend paid each quarter would be approximately $439 thousand based on the number of our current outstanding shares (which assumes no increases or decreases in the number of shares, except in connection with the anticipated vesting of currently outstanding equity awards).
The dividends, if any, we may pay may be limited as more fully discussed under “Business—How We Are Regulated—Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of the Company’s 2021 Form 10-K.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans may also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. As of September 30, 2022, the Company’s existing stock repurchase program authorized it to repurchase, during the period ending October 29, 2022, up to $2.0 million of the Company’s outstanding shares in the open market, based on prevailing market prices, or in privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. On July 26, 2022 the Company announced that its Board of Directors amended its existing stock repurchase program to increase the authorized repurchase amount to $4.0 million effective immediately and to extend the program maturity to January 31, 2023. The actual timing, number and value of shares repurchased under the stock repurchase program will depend on a number of factors, including constraints specified pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission, price, general business and market conditions, and alternative investment opportunities. As of November 9, 2022, approximately $2.1 million of our common stock remains available for repurchase under this program. See “Unregistered Sales of Equity Securities and Use of Proceeds” contained in Item 2, Part II of this Form 10-Q for additional information relating to stock repurchases.
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
As of September 30, 2022, we had $86.5 million in cash and available-for-sale investment securities and $1.9 million in loans held-for-sale. At September 30, 2022, we had the ability to borrow $180.9 million in FHLB advances and access to additional borrowings of $21.2 million through the Federal Reserve's discount window, in each case subject to certain collateral requirements. We had $44.5 million in outstanding advances with the FHLB and none with the Federal Reserve at September 30, 2022. We also had a $20.0 million credit facility with PCBB available, with no balance outstanding at September 30, 2022. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible. As of September 30, 2022, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us. For additional details, see “Note 8—Borrowings, FHLB Stock and Subordinated Notes” in the Notes to Condensed Consolidated Financial Statements contained in "Item 1. Financial Statements" of this Form 10-Q.
In the ordinary course of business, we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such payments as of September 30, 2022. These include payments related to (i) long-term borrowings (Note 8—Borrowings, FHLB Stock and Subordinated Notes) and (ii) operating leases (Note 11—Leases). See the discussion below for commitments to extend credit and standby letters of credit.
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
Financial instruments whose contract amount represents credit risk were as follow (in thousands):

	September 30, 2022	December 31, 2021
Residential mortgage commitments	$11,261	$6,663
Unfunded construction commitments	74,755	89,797
Unused lines of credit	37,249	35,036
Irrevocable letters of credit	275	151
Total loan commitments	$123,539	$131,647
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
Sound Financial Bancorp is a holding company and does not conduct operations; its sources of liquidity are generally dividends up-streamed from Sound Community Bank, interest on investment securities, if any, and borrowings from outside sources. Banking regulations may limit the dividends that may be paid to us by Sound Community Bank. See, “Business — How We Are Regulated — Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of the Company’s 2021 Form 10-K. At September 30, 2022 Sound Financial Bancorp, on an unconsolidated basis, had $2.6 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.

See also the "Consolidated Statements of Cash Flows" included in “Item 1. Financial Statements and Supplementary Data” of this Form 10-Q, for further information.

Regulatory Capital
Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action (“PCA”). Qualifying institutions that elect to use the Community Bank Leverage Ratio, or CBLR, framework, such as the Bank and the Company, that maintain the required minimum leverage ratio will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies’ PCA framework. As of September 30, 2022, the Bank and Company’s CBLR was 10.79% and 9.87%, respectively, which exceeded the minimum requirement of 9%. See "Part I, Item 1. Business – Regulation of Sound Community Bank – Capital Rules " in the Company's 2021 Form 10-K for additional information related to regulatory capital.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company provided information about market risk in Item 7A of its 2021 Form 10-K.  There have been no material changes in our market risk since our 2021 Form 10-K.
Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”), as of September 30, 2022, was carried out under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, and several other members of the Company’s senior management. The Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Company’s principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
(b)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2    Unregistered Sales of Equity Securities and use of Proceeds
(a)    Not applicable.
(b)Not applicable.
(c)On April 25, 2022, the Company’s Board of Directors approved an extension of its previously announced stock repurchase program, which was set to expire on April 29, 2022, until October 29, 2022. Under this program the Company is authorized to repurchase up to $2.0 million of its outstanding shares of common stock during the period ending October 29, 2022, from time to time in the open market, based on prevailing market prices, or in privately negotiated transactions. On July 26, 2022 the Company announced that its Board of Directors amended its existing stock repurchase program to increase the authorized repurchase amount to $4.0 million effective immediately and to extend the program maturity to January 31, 2023. The actual timing, number and value of shares repurchased under the stock repurchase program will depend on a number of factors, including constraints specified pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission, price, general business and market conditions, and alternative investment opportunities.

The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended September 30, 2022:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	—	$—	—	$2,140,223
August 1, 2022 - August 31, 2022	2,431	$37.77	—	2,140,223
September 1, 2022 - September 30, 2022	—	$—	—	2,140,223
Total	2,431	$37.77	—	$2,140,223
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
101
The following financial statements from the Sound Financial Bancorp, Inc. Quarterly Report on Form 10-Q for the three months ended September 30, 2022, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of equity (v) condensed consolidated statements of cash flows and (vi) the notes to condensed consolidated financial statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: November 10, 2022	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President/Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wes Ochs
Wes Ochs
Executive Vice President/Chief Strategy Officer and Chief Financial Officer
(Principal Financial Officer)