Form 10-K
period 2022-12-31
Sound Financial Bancorp, Inc.
filed 2023-03-14
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of "large accelerated filer," accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $55.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of March 10, 2023, there were 2,601,647 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K – Portions of the Registrant's Proxy Statement for its 2023 Annual Meeting of Stockholders. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SOUND FINANCIAL BANCORP, INC.
FORM 10-K

PART I

Item 1.    Business
Special Note Regarding Forward-Looking Statements
Certain matters discussed in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact but are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions, or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:
•potential adverse impacts to economic conditions in the Company's local market areas, other markets where the Company has lending relationships, or other aspects of the Company's business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation or deflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war including Russia's invasion of Ukraine, as well as increasing energy prices and supply chain disruptions, and any governmental or societal responses to the novel coronavirus disease 2019 (“COVID-19”) pandemic, including the possibility of new COVID-19 variants;
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
•the transition away from the London Interbank Offered Rate (“LIBOR”) toward new interest-rate benchmarks;
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
•our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, "denial of service" attacks, "hacking" and identity theft, and other attacks on our information technology systems or on the third-party vendors that perform several of our critical processing functions;
•changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board ("FASB");

•legislative or regulatory changes that adversely affect our business, including changes in banking, securities and tax laws, in regulatory policies and principles, or the interpretation of regulatory capital or other rules, and other governmental initiatives affecting the financial services industry and the availability of resources to address such changes;
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
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•the other risks described from time to time in our documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”), including this Form 10-K.
We caution readers not to place undue reliance on any forward-looking statements and that the factors listed above could materially affect our financial performance and could cause our actual results for future periods to differ materially from any such forward-looking statements expressed with respect to future periods and could negatively affect our stock price performance.
We do not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
General
References in this document to Sound Financial Bancorp refer to Sound Financial Bancorp, Inc. and references to the "Bank" refer to Sound Community Bank. References to the “Company,” “we,” “us,” and “our” means Sound Financial Bancorp and its wholly-owned subsidiary, Sound Community Bank, unless the context otherwise requires.
Sound Financial Bancorp, a Maryland corporation, is a bank holding company for its wholly owned subsidiary, Sound Community Bank. Substantially all of Sound Financial Bancorp's business is conducted through Sound Community Bank, a Washington state-chartered commercial bank. As a Washington commercial bank that is not a member of the Federal Reserve System, the Bank's regulators are the Washington State Department of Financial Institutions (“WDFI”) and the Federal Deposit Insurance Corporation (“FDIC”). As a bank holding company, Sound Financial Bancorp is regulated by the Federal Reserve. We also sell insurance products and services to consumers through Sound Community Insurance Agency, Inc., a wholly owned subsidiary of the Bank.
Sound Community Bank's deposits are insured up to applicable limits by the FDIC. At December 31, 2022, Sound Financial Bancorp had total consolidated assets of $976.4 million, including $866.0 million of loans held-for-portfolio, deposits of $808.8 million and stockholders' equity of $97.7 million. The common stock of Sound Financial Bancorp is listed on The NASDAQ Capital Market under the symbol "SFBC." Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121 and our telephone number is 206-448-0884.
Our principal business consists of attracting retail and commercial deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one-to-four family residences (including home equity loans and lines of credit), commercial and multifamily real estate, construction and land, consumer and commercial business loans. Our commercial business loans include unsecured lines of credit and secured term loans and lines of credit secured by inventory, equipment and accounts receivable. We also offer a variety of secured and unsecured consumer loan products, including manufactured home loans, floating home loans, automobile loans, boat loans and recreational vehicle loans. As part of our business, we focus on residential mortgage loan originations, a significant portion of which we sell to the Federal National Mortgage Association ("Fannie Mae") and other correspondents and the remainder of which we retain for our loan portfolio consistent with our asset/liability objectives. We sell loans that conform to the underwriting standards of Fannie Mae ("conforming") but generally retain the servicing of the loan in order to maintain the direct customer relationship and to generate noninterest income. Residential loans that do not conform to the underwriting standards of Fannie Mae ("non-conforming"), are either held in our loan portfolio or sold with servicing released. We originate and retain a significant amount of commercial real estate loans, including those secured by owner-occupied and nonowner-occupied commercial real estate, multifamily property, mobile home parks and construction and land development loans.

Market Area
We serve the Seattle Metropolitan Statistical Area ("MSA"), which includes King County (which includes the city of Seattle), Pierce County and Snohomish County within the Puget Sound region, and also serve Clallam and Jefferson Counties, on the North Olympic Peninsula of Washington. We serve these markets through our headquarters in Seattle and eight branch offices, four of which are located in the Seattle MSA, three that are located in Clallam County and one that is located in Jefferson County. We also have a loan production office in the Madison Park neighborhood of Seattle. Based on the most recent branch deposit data provided by the FDIC, our share of deposits was approximately 0.14% in King County, 0.37% in Pierce County and 0.31% in Snohomish County. In Clallam and Jefferson Counties, we have approximately 16.33% and 6.04%, respectively, of the deposits in those markets. See "—Competition."
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
Economic conditions in our markets, and the U.S. as a whole, have been negatively impacted by inflation and the rising interest rate environment, partially offset by the continued trend of low unemployment rates. Recent trends in housing prices in our market areas reflect the impact rising interest rates have had on housing prices. For December 2022, the preliminary Seattle MSA reported an unemployment rate of 3.4%, compared to the national average of 3.3%, according to the latest available information from the Bureau of Labor Statistics. Home prices in our markets decreased over the past year. Based on information from Case-Shiller, the average home price in the Seattle MSA decreased 1.8% in 2022.
King County has the largest population of any county in the state of Washington with approximately 2.2 million residents and a median household income of approximately $108 thousand. Based on information from the Northwest Multiple Listing Service ("MLS"), the median home sales price in King County in December 2022 was $815 thousand, an 9% increase from December 2021's median home sales price of $750 thousand.
Pierce County has approximately 910,225 residents and a median household income of approximately $86 thousand. Based on information from the MLS, the median home sales price in Pierce County in December 2022 was $545 thousand, a 9% increase from December 2021's median home sales price of $500 thousand.
Snohomish County has approximately 820,024 residents and a median household income of approximately $100 thousand. Based on information from the MLS, the median home sales price in Snohomish County at December 2022 was $730 thousand, an 12% increase from December 2021's median home sales price of $650 thousand.
Clallam County, with a population of approximately 76,727, has a median household income of approximately $63 thousand. The economy of Clallam County is primarily manufacturing and shipping. The Sequim Dungeness Valley continues to be a growing retirement location. Based on information from the MLS, the median home sales price in Clallam County in December 2022 was $446 thousand, an 8% increase from December 2021's median home sales price of $413 thousand.
Jefferson County, with a population of approximately 32,590, has a median household income of approximately $62 thousand. Based on information from the MLS, the average home sales price in Jefferson County in December 2022 was $608 thousand, a 13% increase from December 2021's median home sales price of $538 thousand.

Lending Activities
The following table presents information concerning the composition of our loan portfolio, excluding loans held-for-sale, by the type of loan as of the dates indicated (dollars in thousands):

	December 31,
	2022		2021
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family	$274,638	31.6%	$207,660	30.2%
Home equity	19,548	2.3	13,250	1.9
Commercial and multifamily	313,358	36.1	278,175	40.4
Construction and land	116,878	13.5	63,105	9.2
Total real estate loans	724,422	83.5	562,190	81.7
Consumer loans:
Manufactured homes	26,953	3.1	21,636	3.1
Floating homes	74,443	8.6	59,268	8.7
Other consumer	17,923	2.1	16,748	2.4
Total consumer loans	119,319	13.8	97,652	14.2
Commercial business loans	23,815	2.7	28,026	4.1
Total loans	867,556	100.0%	687,868	100.0%
Less:
Premiums	973		897
Deferred fees and discounts	(2,548)		(2,367)
Allowance for loan losses	(7,599)		(6,306)
Total loans, net	$858,382		$680,092

The following table shows the composition of our loan portfolio in dollar amounts and in percentages by fixed and adjustable-rate loans as of the dates indicated (dollars in thousands):

	December 31,
	2022		2021
	Amount	Percent	Amount	Percent
Fixed-rate loans:
Real estate loans:
One-to-four family	$181,615	20.9%	$140,943	20.5%
Home equity	7,580	0.9	4,460	0.6
Commercial and multifamily	101,566	11.7	91,553	13.3
Construction and land	29,260	3.4	18,074	2.6
Total real estate loans	320,021	36.9	255,030	37.1
Consumer loans:
Manufactured homes	26,953	3.1	21,636	3.1
Floating homes	66,336	7.6	53,953	7.8
Other consumer	17,603	2.0	16,444	2.4
Total consumer loans	110,892	12.8	92,033	13.4
Commercial business loans	8,631	1.0	11,891	1.7
Total fixed-rate loans	439,544	50.7	358,954	52.2
Adjustable-rate loans:
Real estate loans:
One-to-four family	93,023	10.7	66,717	9.7
Home equity	11,968	1.4	8,790	1.3
Commercial and multifamily	211,792	24.4	186,622	27.1
Construction and land	87,618	10.1	45,031	6.5
Total real estate loans	404,401	46.6	307,160	44.7
Consumer loans:
Floating homes	8,107	0.9	5,315	0.8
Other consumer	320	—	304	—
Total consumer loans	8,427	1.0	5,619	0.8
Commercial business loans	15,184	1.8	16,135	2.3
Total adjustable-rate loans	428,012	49.3	328,914	47.8
Total loans	867,556	100.0%	687,868	100.0%
Less:
Premiums	973		897
Deferred fees and discounts	(2,548)		(2,367)
Allowance for loan losses	(7,599)		(6,306)
Total loans, net	$858,382		$680,092

At December 31, 2022 and 2021, we had floating or variable rate loans totaling $428.0 million and $328.9 million, respectively. At December 31, 2022, a total of $294.1 million of our floating or variable rate loans had interest rate floors below which the loan's contractual interest rate may not adjust, of which $145.6 million were at their floors.

Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2022, regarding the amount of total loans in our portfolio based on their contractual terms to maturity (in thousands). The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Within One Year	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total

Real estate loans:
One-to-four family	$4,377	$12,500	$20,194	$237,567	$274,638
Home equity	917	498	3,504	14,629	19,548
Commercial and multifamily	20,789	94,672	175,485	22,412	313,358
Construction and land	50,646	31,239	34,509	484	116,878
Total real estate loans	76,729	138,909	233,692	275,092	724,422
Consumer loans:
Manufactured homes	45	542	12,673	13,693	26,953
Floating homes	278	5,920	10,556	57,689	74,443
Other consumer	368	7,712	5,020	4,823	17,923
Total consumer loans	691	14,174	28,249	76,205	119,319
Commercial business loans	8,030	9,737	6,048	—	23,815
Total	$85,450	$162,820	$267,989	$351,297	$867,556
The following table sets forth the amount of total loans due after at December 31, 2023, with fixed or adjustable interest rates (in thousands).

	Fixed-Rate	Adjustable-Rate	Total

Real estate loans:
One-to-four family	$177,238	$93,023	$270,261
Home equity	6,723	11,908	18,631
Commercial and multifamily	86,732	205,837	292,569
Construction and land	20,596	45,636	66,232
Total real estate loans	291,289	356,404	647,693
Consumer loans:
Manufactured homes	26,908	—	26,908
Floating homes	66,058	8,107	74,165
Other consumer	17,246	309	17,555
Total consumer loans	110,212	8,416	118,628
Commercial business loans	7,455	8,330	15,785
Total	$408,956	$373,150	$782,106

Lending Authority. Our President and Chief Executive Officer ("CEO") may approve unsecured loans up to $1.0 million and all types of secured loans up to 30% of our legal lending limit, or approximately $6.9 million at December 31, 2022. Our Senior Vice President and Chief Credit Officer ("CCO") may approve unsecured loans up to $400,000 and secured loans up to 15% of our legal lending limit, or approximately $3.5 million at December 31, 2022. The Chief Banking Offer may approve unsecured loans up to $50,000 and all types of secured loans up to approximately $1.5 million at December 31, 2022. The Chief Financial/Strategy Officer may approve unsecured loans up to $400,000 and all types of secured loans up to approximately $2.5 million at December 31, 2022. Any loans over the CEO's lending authority or loans significantly outside our general underwriting guidelines must be approved by the Management Loan Committee and approved loans are subsequently reviewed by the Board of Directors Loan Committee, consisting of four independent directors, and the CEO. Lending authority is also granted to certain other lending staff at lower amounts.
Largest Borrowing Relationships. At December 31, 2022, the maximum amount under federal law that we could lend to any one borrower and the borrower's related entities was approximately $23.0 million. Our five largest relationships (including unused commitments) totaled $88.9 million in the aggregate, or 10.3% of our $867.6 million total loan portfolio, at December 31, 2022. At December 31, 2022, the largest lending relationship totaled $19.4 million and consisted of two loans to a business, a construction and land loan totaling $17.5 million, of which $13.2 million remained unfunded at December 31, 2022, and a $1.9 million commercial real estate loan. The second largest relationship totaled $18.2 million and consisted of one construction loan, of which $5.1 million remained unfunded at December 31, 2022, secured by a multifamily real estate property being renovated. The third largest relationship totaled $17.8 million and consisted of three loans to a business totaling $11.5 million collateralized by multifamily and commercial real estate, and two loans to a business with related guarantors totaling $6.3 million, both collateralized by multifamily real estate. The fourth largest relationship totaled $17.0 million and consisted of two loans for the construction of a housing development of one-to-four family homes, of which $7.0 million remained unfunded at December 31, 2022. The fifth largest borrowing relationship totaled $16.6 million, of which $2.3 million remained unfunded at December 31, 2022, and consisted of six loans to four businesses, all with related guarantors, collateralized by one-to-four family homes, commercial real estate, and one-to-four family construction properties. At December 31, 2022, we had 15 additional lending relationships in excess of $7.0 million each, totaling $161.9 million. All of the foregoing loans were performing in accordance with their repayment terms at December 31, 2022.
One-to-Four Family Real Estate Lending. One of our primary lending activities is the origination of loans secured by first mortgages on one-to-four family residences, substantially all of which are secured by properties located in our geographic lending area. We originate both fixed-rate and adjustable-rate loans. During 2022, our fixed-rate, one-to-four family loan originations decreased $143.0 million, or 63.2%, to $83.1 million compared to $226.1 million in 2021, while one-to-four family adjustable-rate loan originations increased $24.8 million, or 139.4% to $42.5 million compared to $17.8 million in 2021. Since 2019, we identified demand in the marketplace for one-to-four family, residential fixed-rate mortgage loans, especially jumbo loans (generally loans above the conforming Fannie Mae limits of $647,200 or $970,800, depending on location within our market area). At December 31, 2022, our average loan amount was $716 thousand for adjustable-rate, one-to-four family mortgages.
Most of our loans are underwritten using generally accepted secondary market underwriting guidelines. A portion of the one-to-four family loans we originate are retained in our portfolio and the remaining loans are sold into the secondary market to Fannie Mae or other private investors. Loans that are sold into the secondary market to Fannie Mae are sold with the servicing retained to maintain the client relationship and to generate noninterest income. We also originate a small portion of government guaranteed and jumbo loans for sale servicing released to certain correspondent purchasers. The sale of mortgage loans provides a source of non-interest income through the gain on sale, reduces our interest-rate risk, provides a stream of servicing income, enhances liquidity and enables us to originate more loans at our current capital level than if we held the loans in our loan portfolio. At December 31, 2022, one-to-four family residential mortgage loans (excluding loans held-for-sale) totaled $274.6 million, or 31.6%, of our gross loan portfolio, of which $181.6 million were fixed-rate loans and $93.0 million were adjustable-rate loans, compared to $207.7 million (excluding loans held-for-sale), or 30.2% of our gross loan portfolio at December 31, 2021, of which $140.9 million were fixed-rate loans and $66.7 million were adjustable-rate loans.
Substantially all of the one-to-four family residential mortgage loans we retain in our portfolio consist of loans that do not satisfy acreage limits, income, credit, conforming loan limits (i.e., jumbo mortgages) or various other requirements imposed by Fannie Mae or private investors. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Fannie Mae credit requirements because of personal and financial reasons (i.e., bankruptcy, length of time employed, etc.), and other aspects, which do not conform to Fannie Mae's guidelines. Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy the needs of borrowers in our market area. As a result, subject to market conditions, we intend to continue to originate these types of loans. We also retain jumbo loans, which exceed the conforming loan limits and therefore, are not eligible to be purchased by Fannie Mae. At December 31, 2022, $162.6 million or 59.2% of our one-to-four family loan portfolio consisted of jumbo loans.
We generally underwrite our one-to-four family loans based on the applicant's employment and credit history and the appraised value of the subject property. We generally lend up to 80% of the lesser of the appraised value or purchase price for one-to-four family first mortgage loans and nonowner-occupied first mortgage loans. For first mortgage loans with a loan-to-value ratio in excess of 80%, we may require private mortgage insurance or other credit enhancement to help mitigate credit risk. Properties securing our one-to-four family loans are typically appraised by independent fee appraisers who are selected in accordance with criteria approved by the Loan Committee. For loans that are less than $250 thousand, we may use an automated valuation model, in lieu of an appraisal. We require title insurance policies on all first mortgage real estate loans originated. Homeowners, liability, fire and, if required, flood insurance policies are also required for one-to-four family loans. Our real estate loans generally contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. The average balance of our one-to-four family residential loans was approximately $478 thousand at December 31, 2022.
Fixed-rate loans secured by one-to-four family residences have contractual maturities of up to 30 years. All of these loans are fully amortizing, with payments due monthly. At December 31, 2022, our portfolio of fixed-rate loans also included $582 thousand of one-to-four family loans with a five-year call option.
Adjustable-rate loans are offered with annual adjustments and lifetime rate caps that vary based on the product, generally with a maximum annual rate change of 2.0% and a maximum overall rate change of 6.0%. We generally use the rate on one-year LIBOR and 30-day secured overnight financing rate (“SOFR”), to re-price our adjustable-rate loans, however, $9.5 million of our adjustable-rate loans are to employees and directors that re-price annually based on a margin of 1%-1.50% over our average 12-month cost of funds. As a consequence of using annual adjustments and lifetime caps, the interest rates on adjustable-rate loans may not be as rate sensitive as our cost of funds. Furthermore, because loan indices may not respond perfectly to changes in market interest rates, upward adjustments on loans may occur more slowly than increases in our cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates. Because of these characteristics, future yields on adjustable-rate loans may not be sufficient to offset increases in our cost of funds.
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
At December 31, 2022, $30.9 million, or 11.3% of our one-to-four family residential portfolio consisted of nonowner-occupied loans, compared to $25.8 million, or 12.4% of our one-to-four family residential portfolio at December 31, 2021. At December 31, 2022, our average nonowner-occupied residential loan had a balance of $391 thousand. Loans secured by rental properties represent potentially higher risk. As a result, we adhere to more stringent underwriting guidelines which may include, but are not limited to, annual financial statements, a budget factoring in a rental income, cash flow analysis of the borrower as well as the net operating income of the property, information concerning the borrower’s expertise, credit history and profitability, and the value of the underlying property. In addition, these loans are generally secured by a first mortgage on the underlying collateral property along with an assignment of rents and leases. Of primary concern in nonowner-occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties may depend primarily on the tenants’ continuing ability to pay rent to the property owner, the character of the borrower or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, successful operation and management of nonowner-occupied properties, including property maintenance standards, may affect repayment. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the borrower has multiple rental property loans with us, the loans are typically not cross collateralized.
In 2016, in order to enable individuals to secure the purchase of a new residence before selling their existing residence, we commenced a loan program designed to allow borrowers to access the equity in their current residence to apply towards the purchase of a new residence. The loan or loans to purchase the new residence are generally originated in an amount in excess of $1.0 million and secured by the borrower's existing and/or new residences, with a maximum combined loan-to-value ratio of up to 80%. These loans provide for repayment upon the earlier of the sale of the current residence or the loan maturity date, which is typically up to 12 months. Upon the sale of the borrower's current residence, we may refinance the new residence using our traditional jumbo mortgage loan underwriting guidelines. During 2022, we originated $6.9 million of loans under this program, compared to $3.4 million in 2021. At December 31, 2022, we had $1.3 million of these interest-only residential loans in our one-to-four family residential mortgage loan portfolio.
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
Home Equity Lending. We originate home equity loans that consist of fixed-rate, fully-amortizing loans and variable-rate lines of credit. We typically originate home equity loans in amounts of up to 90% of the value of the collateral, minus any senior liens on the property; however, prior to 2010 we originated home equity loans in amounts of up to 100% of the value of the collateral, minus any senior liens on the property. Home equity lines of credit are typically originated for up to $250,000 with an adjustable rate of interest, based on the one-year Treasury Bill rate or the Wall Street Journal Prime rate, plus a margin. Home equity lines of credit generally have a three-, five- or 12-year draw period, during which time the funds may be paid down and redrawn up to the committed amount. Once the draw period has lapsed, the payment is amortized over either a 12-, 19- or 21-year period based on the loan balance at that time. We charge a $50 annual fee on each home equity line of credit and require monthly interest-only payments on the entire amount drawn during the draw period. At December 31, 2022, home equity loans totaled $19.5 million, or 2.3% of our total loan portfolio, compared to $13.3 million, or 1.9% of our total loan portfolio at December 31, 2021. Adjustable-rate home equity lines of credit at December 31, 2022 totaled $12.0 million, or 1.4% of our total loan portfolio, compared to $8.8 million, or 1.3% of our total loan portfolio at December 31, 2021. At December 31, 2022, unfunded commitments on home equity lines of credit totaled $17.4 million.
Our fixed-rate home equity loans generally have terms of up to 20 years and are fully amortizing. At December 31, 2022, fixed-rate home equity loans totaled $7.6 million, or 0.9% of our gross loan portfolio, compared to $4.5 million, or 0.6% of our total loan portfolio at December 31, 2021.
Commercial and Multifamily Real Estate Lending. We offer a variety of commercial and multifamily real estate loans. Most of these loans are secured by owner-occupied and nonowner-occupied commercial income producing properties, apartment buildings, warehouses, office buildings, gas station/convenience stores and mobile home parks located in our market area. At December 31, 2022, commercial and multifamily real estate loans totaled $313.4 million, or 36.1% of our total loan portfolio, compared to $278.2 million, or 40.4% of our total loan portfolio at December 31, 2021.
Loans secured by commercial and multifamily real estate are generally originated with a variable interest rate, fixed for an initial three- to ten-year term and have a 20- to 25-year amortization period. At the end of the initial term, the balance is due in full or the loan re-prices based on an independent index plus a margin over the applicable index of 1% to 4% for another five years. Loan-to-value ratios on our commercial and multifamily real estate loans typically do not exceed 80% of the lower of cost or appraised value of the property securing the loan at origination.
Loans secured by commercial and multifamily real estate are generally underwritten based on the net operating income of the property, quality and location of the real estate, the credit history and financial strength of the borrower and the quality of management involved with the property. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt plus an additional coverage requirement. We generally impose a minimum debt service coverage ratio of 1.20 for originated loans secured by income producing commercial properties. If the borrower is not an individual, we typically require the personal guaranties of the principal owners of the borrowing entity. We also generally require an assignment of rents in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing commercial and multifamily real estate loans are performed by independent state certified licensed fee appraisers. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is required to provide annual financial information. We also from time to time acquire participation interests in commercial and multifamily real estate loans originated by other financial institutions secured by properties located in our market area.
Historically, loans secured by commercial and multifamily properties generally present different credit risks than one-to-four family properties. These loans typically involve larger balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial and multifamily properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. Repayments of loans secured by nonowner-occupied properties depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired. Commercial and multifamily real estate loans also expose a lender to greater credit risk than loans secured by one-to-four family because the collateral securing these loans typically cannot be sold as easily as one-to-four family collateral. In addition, most of our commercial and multifamily real estate loans are not fully amortizing and include balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. The largest single commercial and multifamily real estate loan at December 31, 2022, totaled $11.8 million and was collateralized by a storage facility. At December 31, 2022, this loan was performing in accordance with its repayment terms.
The following table provides information on commercial and multifamily real estate loans by type at December 31, 2022 and 2021 (dollars in thousands):

	December 31,
	2022		2021
	Amount	Percent	Amount	Percent
Multifamily residential	$100,298	32.0%	$71,834	25.8%
Owner-occupied commercial real estate retail	7,799	2.5	9,636	3.5
Owner-occupied commercial real estate office buildings	16,893	5.4	25,463	9.2
Owner-occupied commercial real estate other (1)	23,629	7.5	16,857	6.1
Non-owner occupied commercial real estate retail	12,012	3.8	8,000	2.9
Non-owner occupied commercial real estate office buildings	8,149	2.6	14,898	5.4
Non-owner occupied commercial real estate other (1)	111,550	35.6	104,606	37.6
Warehouses	12,742	4.1	9,489	3.4
Gas station/Convenience store	12,198	3.9	11,864	4.3
Mobile Home Parks	4,598	1.5	5,528	2.0
Government guaranteed	3,491	1.1	—	—
Total	$313,358	100.0%	$278,175	100.0%
(1)Other commercial real estate loans include schools, churches, storage facilities, restaurants, etc.
Construction and Land Lending. We originate construction loans secured by single-family residences and commercial and multifamily real estate. We also originate land acquisition and development loans, which are secured by raw land or developed lots on which the borrower intends to build a residence, or a commercial or multifamily property. At December 31, 2022, our construction and land loans totaled $116.9 million, or 13.5% of our total loan portfolio, compared to $63.1 million, or 9.2% of our total loan portfolio at December 31, 2021. At December 31, 2022, unfunded construction loan commitments totaled $65.1 million.
Construction loans to individuals and contractors for the construction of personal residences, including speculative residential construction, totaled $15.3 million, or 13.1%, of our construction and land portfolio at December 31, 2022. In addition to custom home construction loans to individuals, we originate loans that are termed "speculative" which are those loans where the builder does not have, at the time of loan origination, a signed contract with a buyer for the home or lot who has a commitment for permanent financing with either us or another lender. At December 31, 2022, construction loans to contractors for homes that were considered speculative totaled $8.1 million, or 6.9%, of our construction and land loan portfolio. The composition of, and location of underlying collateral securing, our construction and land loan portfolio, excluding loan commitments, at December 31, 2022 was as follows (in thousands):

Total
Commercial and multifamily construction	$85,747
Speculative residential construction	8,095
Land acquisition and development and lot loans	15,642
Residential lot loans	187
Residential construction	7,206
Total	$116,878
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

At December 31, 2022, our largest residential construction loan commitment was for $3.5 million, $1.5 million of which had been disbursed. This loan was performing according to its repayment terms at December 31, 2022. The average outstanding residential construction loan balance was approximately $379 thousand at December 31, 2022. Before making a commitment to fund a construction loan, we require an appraisal of the subject property by an independent approved appraiser. During the construction phase, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Loan proceeds are disbursed after inspection based on the percentage of completion method. We also require general liability, builder's risk hazard insurance, title insurance, and flood insurance, for properties located in or to be built in a designated flood hazard area, on all construction loans.
We also originate developed lot and raw land loans to individuals intending to construct a residence in the future on the property. We will generally originate these loans in an amount up to 75% of the lower of the purchase price or appraisal. These lot and land loans are secured by a first lien on the property and have a fixed rate of interest with a maximum amortization of 20 years.
We make land acquisition and development loans to experienced builders or residential lot developers in our market area. The maximum loan-to-value limit applicable to these loans is generally 75% of the appraised market value upon completion of the project. We may not require cash equity from the borrower if there is sufficient equity in the land being used as collateral. Development plans are required prior to making the loan. Our loan officers visit the proposed site of the development and the sites of competing developments. We require that developers maintain adequate insurance coverage. Land acquisition and development loans generally are originated with a loan term up to 24 months, have adjustable rates of interest based on the Wall Street Journal Prime Rate or the three- or five-year rate charged by the Federal Home Loan Bank ("FHLB") of Des Moines and require interest-only payment during the term of the loan. Land acquisition and development loan proceeds are disbursed periodically in increments as construction progresses and as an inspection by our approved inspector warrants. We also require these loans to be paid on an accelerated basis as the lots are sold, so that we are repaid before all the lots are sold. At December 31, 2022, land acquisition and development and lot loans totaled $15.6 million, or 13.4% of our construction and land portfolio.
We also offer commercial and multifamily construction loans. These loans are underwritten as interest only with financing typically up to 24 months under terms similar to our residential construction loans. Commercial and multifamily construction loans are made up to the lesser of a maximum loan-to-value ratio of 100% of cost or 80% of appraised value at completion. Most of our commercial and multifamily construction loans provide for disbursement of loan funds during the construction period and conversion to a permanent loan when the construction is complete and either tenant lease-up provisions or prescribed debt service coverage ratios are met. At December 31, 2022, commercial and multifamily construction loans totaled $85.7 million or 73.4% of our construction and land portfolio, compared to $40.6 million, or 64.4% of our construction and land portfolio at December 31, 2021. The three largest commercial and multifamily construction loans at December 31, 2022 included a $13.1 million loan secured by the renovation of a multifamily real estate property, an $8.2 million loan secured by construction of a multifamily real estate property and a $7.3 million loan secured by a townhome development, located in Pierce and King Counties, Washington. At December 31, 2022, all of these loans were performing in accordance with their repayment terms.
Our construction and land development loans are based upon estimates of costs in relation to values associated with the completed project. Construction and land lending involves additional risks when compared with permanent residential lending because funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in demand, such as for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of our builders have more than one loan outstanding with us and have residential mortgage loans for rental properties with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.
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

Commercial Business Lending. At December 31, 2022, commercial business loans totaled $23.8 million, or 2.7% of our total loan portfolio, compared to $28.0 million, or 4.1% of our total loan portfolio at December 31, 2021. Substantially all of our commercial business loans have been to borrowers in our market area. Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance commercial vehicles and equipment and loans secured by accounts receivable and/or inventory. Our commercial business lending policy includes an analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis. We generally require personal guarantees on both our secured and unsecured commercial business loans. Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage and commercial real estate loans. At December 31, 2022, approximately $1.7 million of our commercial business loans were unsecured.
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
Consumer Lending. We offer a variety of secured and unsecured consumer loans, including new and used manufactured homes, floating homes, automobiles, boats and recreational vehicle loans, and loans secured by deposit accounts. We also offer unsecured consumer loans. We originate our consumer loans primarily in our market area. All of our consumer loans are originated on a direct basis. At December 31, 2022, our consumer loans totaled $119.3 million, or 13.8% of our total loan portfolio, compared to $97.7 million, or 14.2% of our total loan portfolio at December 31, 2021.
We typically originate new and used manufactured home loans to borrowers who intend to use the home as a primary residence. The yields on these loans are higher than that on our other residential lending products and the portfolio has performed reasonably well with an acceptable level of risk and loss in exchange for the higher yield. Our weighted-average yield on manufactured home loans at December 31, 2022 was 8.36%, compared to 3.70% for one-to-four family mortgages, excluding loans held-for-sale. At December 31, 2022, manufactured home loans totaled $27.0 million, or 22.6% of our consumer loans and 3.1% of our total loan portfolio. For both new and used manufactured homes, loans are generally made up to 90% of the lesser of the appraised value or purchase price up to $150 thousand, with terms typically up to 20 years. We generally charge a 1% fee at origination. We underwrite these loans based on our review of creditworthiness of the borrower, including credit scores, and the value of the collateral, in which we hold a security interest.
Manufactured home loans are higher risk than loans secured by residential real property, though this risk may be reduced if the owner also owns the land on which the home is located. A small portion of our manufactured home loans involve properties on which we also have financed the land for the owner. The primary risk in manufactured home loans is the difficulty in obtaining adequate value for the collateral due to the cost and limited ability to move the collateral. These loans tend to be made to retired individuals and first-time homebuyers. First-time homebuyers of manufactured homes tend to be a higher credit risk than first-time homebuyers of single-family residences, due to more limited financial resources. As a result, these loans may have a higher probability of default and higher delinquency rates than single-family residential loans and other types of consumer loans. We take into account this additional risk as a component of our allowance for loan losses. We attempt to work out delinquent loans with the borrower and, if that is not successful, any past due manufactured homes are repossessed and sold. At December 31, 2022, there were three nonperforming manufactured home loans totaling $96 thousand.
We originate floating home, houseboat and house barge loans, typically located on cooperative or condominium moorages. Terms vary from five to 30 years and generally have a fixed rate of interest. We lend up to 90% of the lesser of the appraised value or purchase price. The primary risk in floating home loans is the unique nature of the collateral and the challenges of relocating such collateral to a location other than where such housing is permitted. The process for securing the deed and/or the condominium or cooperative dock is also unique compared to other types of lending we participate in. As a result, these loans may have higher collateral recovery costs than for one-to-four family mortgage loans and other types of consumer loans. We take into account these additional risks as a part of our underwriting criteria. At December 31, 2022, floating home loans totaled $74.4 million, or 62.4% of our consumer loan portfolio and 8.6% of our total loan portfolio. At December 31, 2022, the average principal balance of our floating home loans was $702 thousand. At December 31, 2022, house barge loans totaled $10.7 million, or 9.0% of our consumer loan portfolio and 1.2% of our total loan portfolio.
The balance of our consumer loans includes loans secured by new and used automobiles, boats, motorcycles and recreational vehicles, loans secured by deposits and unsecured consumer loans, all of which, at December 31, 2022, totaled $7.2 million, or 6.0% of our consumer loan portfolio and 0.8% of our total loan portfolio.
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
Loan Originations, Purchases, Sales, Repayments and Servicing
We originate both fixed-rate and adjustable-rate loans. Our ability to originate loans, however, is dependent upon client demand for loans in our market area. Over the past several years, we have continued to originate residential and consumer loans, and increased our emphasis on commercial and multifamily real estate, construction and land, and commercial business lending. Demand is affected by competition and the interest-rate environment. During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the prevailing low interest-rate environment in the U.S. In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. If a proposed loan exceeds our internal lending limits, we may originate the loan on a participation basis with another financial institution. We also, from time to time, purchase loans from or participate with other financial institutions on loans they originate. We underwrite loan purchases and participations to the same standards as internally originated loans. We did not sell any commercial loan participations in 2022 or 2021. We had $2.6 million in purchases of commercial business loan participations from other financial institutions in 2022 and $4.3 million in 2021.
We originate loans that may meet one or more of the credit characteristics commonly associated with subprime lending. The term ‘subprime’ refers to the credit characteristics of individual borrowers which may include payment delinquencies, judgements, foreclosures, bankruptcies, low credit scores and/or high debt-to-income ratios. In exchange for the additional risk we take with such borrowers, we may require them to pay higher interest rates, require a lower debt-to-income ratio or require other enhancements to manage the additional risk. While no single credit characteristic defines a subprime loan, one commonly used indicator is a loan originated to a borrower with a credit score of 660 or lower. Of the $125.6 million in one-to-four-family loans originated in 2022, $753 thousand or 0.6% were to borrowers with a credit score under 660. Additionally, of the $9.6 million in manufactured home loans originated in 2022, $352 thousand or 3.7% were to borrowers with a credit score of 660 or lower. At December 31, 2022, the total amount of residential and consumer loans held in our loan portfolio to borrowers with a credit score of 660 or lower were $16.2 million. We generally do not originate or purchase negative amortization or option adjustable-rate loans.

In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services.
We also sell whole one-to-four family loans without recourse to Fannie Mae and other investors, subject to a provision for repurchase upon breach of representation, warranty or covenant. These loans are fixed-rate mortgages, which primarily are sold to reduce our interest-rate risk and generate noninterest income. These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer. These sales allow for a servicing fee on loans when the servicing is retained by us. Most one-to-four family loans are sold with servicing retained. At December 31, 2022, we were servicing a $470.3 million portfolio of residential mortgage loans for Fannie Mae and $2.2 million for other investors. These mortgage servicing rights are carried at fair value and had a value at December 31, 2022 of $4.7 million. We earned mortgage servicing income of $1.2 million and $1.3 million for the years ended December 31, 2022 and 2021, respectively. See “Note 6 — Mortgage Servicing Rights” in the Notes to Consolidated Financial Statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K. We repurchased no loans in 2022 and one loan totaling $284 thousand in 2021.
Sales of whole real estate loans are beneficial to us since these sales may generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending, and increase liquidity. We sold $20.3 million and $147.4 million of conforming one-to-four family loans during the year ended December 31, 2022 and 2021, respectively. Gains, losses and transfer fees on sales of one-to-four family loans and participations are recognized at the time of the sale. Our net gains on sales of residential loans for the years ended December 31, 2022 and 2021 were $546 thousand and $4.2 million, respectively. In addition to loans sold to Fannie Mae and others on a servicing retained basis, we also sell nonconforming residential loans to correspondent banks on a servicing released basis. During the year ended December 31, 2022, we sold $636 thousand of loans with servicing released and sold none during the year ended December 31, 2021.

The following table shows our loan origination, sale and repayment activities, including loans held-for-sale, for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
Originations by type:
Fixed-rate:
One-to-four family	$83,122	$226,125
Home equity	3,770	1,785
Commercial and multifamily	28,827	24,338
Construction and land	6,344	28,313
Manufactured homes	9,590	6,302
Floating homes	18,282	29,226
Other consumer	3,055	5,668
Commercial business	701	27,129
Total fixed-rate	153,691	348,886
Adjustable rate:
One-to-four family	42,513	17,760
Home equity	7,024	8,021
Commercial and multifamily	54,218	58,371
Construction and land	46,483	65,623
Floating homes	3,945	2,879
Other consumer	58	105
Commercial business	256	36,812
Total adjustable-rate	154,497	189,571
Total loans originated	308,188	538,457
Purchases by type:
One-to-four family	—	24,067
Commercial business participations	2,556	4,298
Total loan participations purchased	2,556	28,365
Sales, repayments and participations sold:
One-to-four family	20,274	147,436
Commercial and multifamily	636	1,975
Total loans sold and loan participations	20,910	149,411
Transfers to OREO	—	84
Total principal repayments	113,345	344,932
Total reductions	134,255	494,427
Net increase in loans	$176,489	$72,395
The decrease in total loan originations in 2022 compared to 2021 was primarily due to slowing levels of loan activity in nearly all loan categories, partially offset by a decrease in loan sales and paydowns. Demand for one-to-four family loans slowed in 2022 as homeowners, taking advantage of historically low interest rates in prior years, refinanced their homes to lower rates. Additionally, with the rising interest rate environment, the pace of new home loans declined. While the demand for single-family homes remains high, supply of homes available for sale, coupled with the rising rate environment, slowed the ability to purchase. While the demand for construction loans, including new homes and apartment buildings continued to increase in 2022 due to appreciation in market prices, declining supplies of homes for sale and continued strong rental demand in our market area, some borrowers are being priced out of the market as a result of the rising interest rate environment causing a decline in construction loans originated. Commercial business loans decreased due to U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loan originations in the prior year. The SBA PPP expired on May 31, 2021.

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
Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2022 (dollars in thousands):

	Loans Delinquent For:
	30-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
One-to-four family	7	$682	0.2%	7	$1,934	0.7%	14	$2,616	1.0%
Home equity	2	115	0.6	3	116	0.6	5	231	1.2
Commercial and Multifamily	2	7,198	2.3	—	—	—	2	7,198	2.3
Construction and land	4	1,210	1.0	1	296	0.3	5	1,506	1.3
Manufactured homes	10	416	1.5	2	52	0.2	12	468	1.7
Floating homes	—	—	—	—	—	—	—	—	—
Other consumer	19	365	2.0	—	—	—	19	365	2.0
Commercial Business	1	4	—	—	—	—	1	4	—
Total	45	$9,991	1.2%	13	$2,398	0.3%	58	$12,389	1.4%

Nonperforming Assets. The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio (in thousands). Loans are placed on nonaccrual status when the collection of principal and/or interest become doubtful or when the loan is more than 90 days past due. Other real estate owned ("OREO") and repossessed assets include assets acquired in settlement of loans.

	December 31,
	2022	2021
Nonaccrual loans (1):
One-to-four family	$2,135	$2,207
Home equity	142	140
Commercial and multifamily	—	2,380
Construction and land	324	33
Manufactured homes	96	122
Floating homes	—	493
Other consumer	262	—
Commercial business	—	176
Total nonaccrual loans	2,959	5,552
OREO and repossessed assets:
One-to-four family	84	84
Commercial and multifamily	575	575
Total OREO and repossessed assets	659	659
Total nonperforming assets	$3,618	$6,211
Nonperforming assets as a percentage of total assets	0.37%	0.68%
Performing restructured loans:
One-to-four family	$1,610	$1,859
Home equity	68	75
Construction and land	34	35
Manufactured homes	92	99
Other consumer	81	106
Total performing restructured loans	$1,885	$2,174
(1)Nonaccrual loans include $103 thousand and $422 thousand in nonperforming troubled debt restructurings (“TDRs”) at December 31, 2022 and 2021, respectively. We had no accruing loan 90 days or more delinquent for the periods reported.
Nonaccrual loans, including nonaccrual TDRs, decreased $2.6 million to $3.0 million at December 31, 2022 from $5.6 million at December 31, 2021, primarily due to the payoff of a $2.3 million nonperforming multifamily loan during the third quarter of 2022. Our largest nonperforming loan relationship at December 31, 2022 consisted of three one-to-four family loans totaling $1.5 million, which were paid off in full subsequent to December 31, 2022. In addition, there were three manufactured home loans, four home equity loans, two construction and land loans, one other consumer loan, and six additional one-to-four family loans classified as nonperforming at December 31, 2022.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition at December 31, 2022 Compared to December 31, 2021—Delinquencies and Nonperforming Assets" contained in Item 7 of this report on Form 10-K for more information on troubled assets.
Troubled Debt Restructured Loans. TDRs, which are accounted for under Accounting Standards Codification (“ASC”) 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. All TDRs are initially classified as impaired regardless of whether the loan was performing at the time it was restructured. At December 31, 2022, we had $1.9 million of loans that were classified as performing TDRs and still on accrual, compared to $2.2 million at December 31, 2021. Included in nonaccrual loans at December 31, 2022 and 2021 were nonaccrual TDRs of $103 thousand and $422 thousand, respectively.

OREO and Repossessed Assets. OREO and repossessed assets include assets acquired in settlement of loans. At December 31, 2022, OREO and repossessed assets totaled $659 thousand. Our OREO at December 31, 2022, consisted of two properties. The first is a former bank branch property located in Port Angeles, Washington which was acquired in 2015 as a part of three branches purchased from another financial institution. It is currently leased to a local not-for-profit organization at a below-market rate. The second OREO property is a one-to-four family home located in Michigan.
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
When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address specific impairments. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off those assets in the period in which they are deemed uncollectible. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC and, since our conversion to a Washington-chartered commercial bank, the WDFI, which can order the establishment of additional loss allowances. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. At December 31, 2022, special mention assets totaled $4.1 million.
We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at December 31, 2022, we had classified $18.7 million of our assets as substandard, of which $18.1 million represented a variety of outstanding loans and $659 thousand represented the balance of our OREO and repossessed assets. At that date, we had no assets classified as doubtful or loss. This total amount of classified assets represented 19.2% of our equity capital and 1.9% of our assets at December 31, 2022. Classified assets totaled $14.8 million, or 15.9% of our equity capital and 1.6% of our assets at December 31, 2021.
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
At December 31, 2022, our allowance for loan losses was $7.6 million, or 0.88% of our total loan portfolio, compared to $6.3 million, or 0.92% of our total loan portfolio, at December 31, 2021. Specific valuation reserves totaled $184 thousand and $293 thousand at December 31, 2022 and 2021, respectively.
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
The following table shows certain credit ratios at and for the periods indicated and each component of the ratio's calculations (dollars in thousands).

	December 31, 2022	December 31, 2021

Allowance for loan losses as a percentage of total loans outstanding at period end	0.88%	0.92%
Allowance for loan losses	7,599	6,306
Total loans outstanding	867,556	687,868

Nonaccrual loans as a percentage of total loans outstanding at period end	0.34%	0.81%
Total nonaccrual loans	2,959	5,552
Total loans outstanding	867,556	687,868

Allowance for loan losses as a percentage of nonaccrual loans at period end	256.81%	113.58%
Allowance for loan losses	7,599	6,306
Total nonaccrual loans	2,959	5,552

Net recoveries (charge-offs) during period to average loans outstanding:
One-to-four family:	0.04%	(0.05)%
Net recoveries (charge-offs)	99	(76)
Average loans outstanding	244,016	162,816

Home equity:	0.36%	(0.01)%
Net recoveries (charge-offs)	58	(2)
Average loans outstanding	16,139	14,343

Commercial and multifamily real estate:	—%	—%
Net (charge-offs) recoveries	—	—
Average loans outstanding	299,290	253,122

Construction and land:	—%	—%
Net (charge-offs) recoveries	—	—
Average loans outstanding	92,594	72,575

Manufactured homes:	0.05%	—%
Net recoveries	12	1
Average loans outstanding	23,737	21,067

Floating homes:	—%	—%
Net (charge-offs) recoveries	—	—
Average loans outstanding	66,026	46,784

Other consumer:	(0.57)%	(0.29)%
Net (charge-offs)	(101)	(44)
Average loans outstanding	17,651	15,500

Commercial business:	—%	—%
Net recoveries	—	2
Average loans outstanding	24,511	58,267

Total loans:	0.01%	(0.02)%
Net recoveries (charge-offs)	68	(119)
Average loans outstanding	783,963	644,473
Economic conditions in our markets, and the U.S. as a whole, were negatively impacted by inflation and the rising interest rate environment, partially offset by the continued trend of low unemployment rates. Recent trends in housing prices in our market areas reflect the impact rising interest rates have had on housing prices, although we continued to see strong demand for loans despite this increase. We continually monitor our loan portfolio for possible deterioration due to inflation and other economic factors.
The allowance for loan losses as a percentage of nonperforming loans was 256.81% and 113.58% at December 31, 2022 and 2021, respectively. The provision for loan losses totaled $1.2 million for the year ended December 31, 2022, compared to $425 thousand for the year ended December 31, 2021. Net recoveries were $68 thousand for the year ended December 31, 2022, compared to net charge-offs of $119 thousand for the year ended December 31, 2021.
The distribution of our allowance for losses on loans at the dates indicated is summarized as follows (dollars in thousands):

	December 31,
	2022		2021
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Allocated at end of period to:
One-to-four family	$1,771	31.6%	$1,402	30.2%
Home equity	132	2.3	93	1.9
Commercial and multifamily	2,501	36.1	2,340	40.4
Construction and land	1,209	13.5	650	9.2
Manufactured homes	462	3.1	475	3.1
Floating homes	456	8.6	372	8.7
Other consumer	324	2.1	310	2.4
Commercial business	256	2.7	269	4.1
Unallocated	488	—	395	—
Total	$7,599	100.0%	$6,306	100.0%
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
At December 31, 2022, we owned $2.8 million of stock issued by the FHLB of Des Moines. As a condition of membership in the FHLB of Des Moines, we are required to purchase and hold a certain amount of FHLB stock.

We review investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”), taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI loss. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected.
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
During the year ended December 31, 2022, we did not recognize any non-cash OTTI charges on our investment securities. At December 31, 2022, there were 16 securities in an unrealized loss position for less than 12 months, and three securities in an unrealized loss position for more than 12 months, although management determined the decline in value was not related to specific credit deterioration. We do not intend to sell these securities and it is more likely than not that we will not be required to sell any securities before anticipated recovery of the remaining amortized cost basis. We closely monitor our investment securities for changes in credit risk. The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them. If market conditions deteriorate and we determine our holdings of these or other investment securities have OTTI losses, our future earnings, stockholders' equity, regulatory capital and continuing operations could be materially adversely affected.
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
Deposits.  We offer a variety of deposit accounts to both consumers and businesses with a wide range of interest rates and terms. Our deposits consist of savings accounts, money market deposit accounts, NOW accounts, demand accounts and certificates of deposit. We solicit deposits primarily in our market area; however, at December 31, 2022, approximately 6.9% of our deposits were from persons outside the State of Washington. At December 31, 2022, core deposits, which we define as our non-time deposit accounts and time deposit accounts less than $250 thousand (excluding brokered deposits and public funds), represented approximately 92.2% of total deposits, compared to 94.6% at December 31, 2021. We did not have any brokered deposits at December 31, 2022 and 2021. We primarily rely on competitive pricing policies, marketing and client service to attract and retain these deposits and we expect to continue these practices in the future.
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

The following table sets forth our deposit flows during the periods indicated (dollars in thousands):

	Year Ended December 31,
	2022	2021
Opening balance	$798,320	$747,981
Net deposits	7,493	47,057
Interest credited	2,950	3,282
Ending balance	$808,763	$798,320
Net increase	$10,443	$50,339
Percent increase	1.3%	6.7%
The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by us at the dates indicated (dollars in thousands):

	December 31,
	2022		2021
	Amount	Percent of total	Amount	Percent of total
Noninterest-bearing demand	$170,549	21.1%	$187,684	23.5%
Interest-bearing demand	254,982	31.5	307,061	38.5
Savings	95,641	11.8	103,401	13.0
Money market	74,639	9.2	91,670	11.5
Escrow	2,647	0.3	2,782	0.3
Total non-maturity deposits	598,458	74.0	692,598	86.8
Certificates of deposit:
1.99% or below	38,783	4.8	79,763	10.0
2.00 — 3.99%	153,356	19.0	25,959	3.3
4.00 — 5.99%	18,166	2.2	—	—
Total certificates of deposit	210,305	26.0	105,722	13.2
Total deposits	$808,763	100.0%	$798,320	100.0%
The following table sets forth, for the periods indicated, the average amount of and the average rate paid on deposit categories that are in excess of 10 percent of average total deposits.

	Year Ended December 31,
	2022		2021
	Average Balance Outstanding	Weighted Average Rate	Average Balance Outstanding	Weighted Average Rate
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$190,113	—%	$178,535	—%
Interest bearing	295,919	0.23	289,096	0.21
Savings	102,202	0.05	96,050	0.08
Money Market	86,276	0.19	75,356	0.14
Certificate accounts	129,011	1.59	158,649	1.57
Total deposits	$803,521	0.37%	$797,686	0.41%
Noninterest-bearing demand accounts decreased $17.1 million, or 9.1%, in 2022 compared to 2021. We also experienced decreases in our interest-bearing demand, savings, money market, and escrow accounts in 2022 compared to 2021. Certificates of deposits increased $104.6 million, or 98.9%, in 2022 compared to 2021. The increase in total deposits over the past year was the result of an increase in certificate accounts, which was primarily used to fund organic loan growth in 2022.
We are a public funds depository and at December 31, 2022, we had $7.0 million in public funds compared to $24.0 million at December 31, 2021. These funds consisted of $3.4 million in certificates of deposit, $3.4 million in money market accounts and $126 thousand in checking accounts at December 31, 2022. These accounts must be 50% collateralized if the amount on deposit exceeds FDIC insurance of $250 thousand. We use letters of credit from the FHLB of Des Moines as collateral for these funds. The Company had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $8 million and $11.5 million at December 31, 2022 and 2021, respectively, to secure public deposits.
The following table shows rate and maturity information for our certificates of deposit at December 31, 2022 (dollars in thousands):

	0.00-1.99%	2.00-3.99%	4.00-5.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:
March 31, 2023	$10,289	$30,602	$428	$41,319	19.6%
June 30, 2023	7,579	39,405	1,247	48,231	22.9
September 30, 2023	5,406	56,706	2,737	64,849	30.8
December 31, 2023	5,258	6,628	2,988	14,874	7.1
March 31, 2024	2,519	1,710	—	4,229	2.0
June 30, 2024	761	70	1,499	2,330	1.1
September 30, 2024	910	6,113	—	7,023	3.3
December 31, 2024	415	10,359	8,782	19,556	9.3
March 31, 2025	1,690	1,052	245	2,987	1.4
June 30, 2025	1,142	—	240	1,382	0.7
September 30, 2025	226	—	—	226	0.1
December 31, 2025	447	—	—	447	0.2
Thereafter	2,141	711	—	2,852	1.4
Total	$38,783	$153,356	$18,166	$210,305	100.0%
Percent of total	18.4%	72.9%	8.6%	100.0%
As of December 31, 2022 and 2021, approximately $161.9 million and $190.0 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for Sound Community Bank’s regulatory reporting requirements. The following table sets forth the portion of our time deposits that are in excess of the FDIC insurance limit, by remaining time until maturity, as of December 31, 2022 (dollars in thousands).

3 months or less	$6,010
Over 3 through 6 months	6,659
Over 6 months through 12 months	8,078
Over 12 months	1,580
$22,327
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
We are a member of and obtain advances from the FHLB of Des Moines, which is part of the Federal Home Loan Bank System. The eleven regional FHLBs provide a central credit facility for their member institutions. These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing. We have entered into a loan agreement with the FHLB of Des Moines pursuant to which Sound Community Bank may borrow up to approximately 45% of total assets, secured by a blanket pledge on a portion of our residential mortgage portfolio, including one-to-four family loans, commercial and multifamily real estate loans and home equity loans. Based on eligible collateral, the total amount available under this agreement at December 31, 2022 was $199.0 million. At the same date, we had $43.0 million of outstanding FHLB overnight advances. We had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $8.0 million at December 31, 2022. We plan to rely in part on FHLB advances to fund asset and loan growth. We also use short-term FHLB advances to meet short term liquidity needs. We are required to own stock in the FHLB of Des Moines, the amount of which varies based on the amount of our advance activity.
From time to time, we also may borrow from the Federal Reserve Bank of San Francisco's "discount window" for overnight liquidity needs. The Company participates in the Federal Reserve's Borrower-in-Custody program, which gives the Company access to the discount window. The Company pledges commercial and consumer loans as collateral for its Borrower-in-Custody line of credit. At December 31, 2022 and 2021, the Company had no outstanding borrowings and unused borrowing capacity of $20.8 million and $22.4 million, respectively, under the Borrower-in-Custody program.
The Company completed a private placement of $12.0 million in aggregate principal of 5.25% Fixed-to-Floating Rate Subordinated Notes (the "subordinated notes") due 2030 resulting in net proceeds, after placement fees and offering expenses, of approximately $11.6 million during the year ended December 31, 2020. The subordinated notes have a stated maturity of October 1, 2030 and bear interest at a fixed rate of 5.25% per year until October 1, 2025. From October 1, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term SOFR, plus 513 basis points. As provided in the subordinated notes, the interest rate on the subordinated notes during the applicable floating rate period may be determined based on a rate other than three-month term SOFR. Prior to October 1, 2025, the Company may redeem the subordinated notes, in whole but not in part, only under certain limited circumstances set forth in the subordinated notes. On or after October 1, 2025, the Company may redeem the subordinated notes, in whole or in part, at its option, on any interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the subordinated notes being redeemed, together with any accrued and unpaid interest on the subordinated notes being redeemed to but excluding the date of redemption.
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
Competition
We face competition in attracting deposits and originating loans. Competition in originating real estate loans comes primarily from commercial banks, credit unions, life insurance companies, mortgage brokers and more recently financial technology (or "FinTech") companies. Commercial banks, credit unions and finance companies, including FinTech companies, provide vigorous competition in consumer lending. Commercial business competition is primarily from local commercial banks, but credit unions also compete for this business. We compete by consistently delivering high-quality, personal service to our clients, which results in a high level of client satisfaction.
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
We attract our deposits through our branch offices and web site. Competition for those deposits is principally from commercial banks and credit unions, as well as mutual funds, FinTech companies and other alternative investments. We compete for these deposits by offering superior service, online and mobile access and a variety of deposit accounts at competitive rates. Based on the most recent data provided by the FDIC, there are approximately 50 other commercial banks and savings banks operating in the Seattle MSA, which includes King, Snohomish and Pierce Counties. Based on the most recent branch deposit data provided by the FDIC, our share of deposits in the Seattle MSA is approximately 0.18%. The five largest financial institutions in that area have 72.0% of those deposits. In Clallam County, there are nine other commercial banks and savings banks. Our share of deposits in Clallam County was the second highest in the county at approximately 16.33%, with the five largest institutions in that county having 79.5% of the deposits. In Jefferson County there are six other commercial banks and savings banks. Our share of deposits in Jefferson County is approximately 6.04%, while the five largest institutions in that county have 86.7% of those deposits.

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
The WDFI and, as the Bank's primary federal regulator, FDIC have extensive enforcement authority over Sound Community Bank. The Federal Reserve and the WDFI have the same type of authority over Sound Financial Bancorp. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist orders and removal orders and initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the regulators.
Regulation of Sound Community Bank
General. Sound Community Bank, as a state-chartered commercial bank, is subject to applicable provisions of Washington law and to regulations and examinations of the WDFI. As an insured institution, it also is subject to examination and regulation by the FDIC, which insures the deposits of Sound Community Bank to the maximum permitted by law. During state or federal regulatory examinations, the examiners may require Sound Community Bank to provide for higher general or specific loan loss reserves, which can impact our capital and earnings. This regulation of Sound Community Bank is intended for the protection of depositors and the Deposit Insurance Fund (“DIF”) of the FDIC and not for the purpose of protecting stockholders of Sound Community Bank or Sound Financial Bancorp. Sound Community Bank is required to maintain minimum levels of regulatory capital and is subject to certain limitations on the payment of dividends to Sound Financial Bancorp. See “—Capital Rules” and “—Limitations on Dividends and Other Capital Distributions.”
Regulation by the WDFI and the FDIC. State laws and regulations govern Sound Community Bank’s ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make other loans, to invest in securities, to offer various banking services, and to establish branch offices. As a state-chartered commercial bank, Sound Community Bank must pay semi-annual assessments, examination costs and certain other charges to the WDFI.
Washington law generally provides the same powers for Washington commercial banks as federally and other-state chartered savings banks with branches in Washington. Washington law allows Washington commercial banks to charge the maximum interest rates on loans and other extensions of credit to Washington residents which are allowable for a national bank in another state if higher than Washington limits. In addition, the WDFI may approve applications by Washington commercial banks to engage in an otherwise unauthorized activity, if it determines that the activity is closely related to banking, and Sound Community Bank is otherwise qualified under the statute. Federal laws and regulations generally limit the activities and equity investments of Sound Community Bank to those that are permissible for national banks, unless approved by the FDIC, and govern our relationship with our depositors and borrowers to a great extent, especially with respect to disclosure requirements.
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
Loans in excess of the supervisory loan-to-value ratio limitations must be identified in Sound Community Bank’s records and reported at least quarterly to Sound Community Bank’s Board of Directors. Sound Community Bank is in compliance with the records and reporting requirements. At December 31, 2022, Sound Community Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were $16.4 million and were within the aggregate limits set forth in the preceding paragraph.
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
Insurance of Accounts. Sound Community Bank’s deposits are insured up to $250 thousand per separately insured deposit ownership right or category by the DIF of the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions.
The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution applied to its deposit base, which is its average consolidated total assets minus its Tier 1 capital. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. Total base assessment rates currently range from 3 to 30 basis points subject to certain adjustments. The FDIC has authority to increase insurance assessments.
Extraordinary growth in insured deposits during the first and second quarters of 2020 caused the DIF reserve ratio to decline below the statutory minimum of 1.35 percent as of June 30, 2020. In September 2020, the FDIC Board of Directors adopted a Restoration Plan to restore the reserve ratio to at least 1.35 percent within eight years, absent extraordinary circumstances, as required by the Federal Deposit Insurance Act. The Restoration Plan maintained the assessment rate schedules in place at the time and required the FDIC to update its analysis and projections for the deposit insurance fund balance and reserve ratio at least semiannually. In the semiannual update for the Restoration Plan in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35 percent by September 30, 2028, the statutory deadline to restore the reserve ratio. Based on this update, the FDIC Board approved an Amended Restoration Plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules uniformly by 2 basis points, applicable to all insured depository institutions.
In October 2022, the FDIC Board finalized the increase with an effective date of January 1, 2023, applicable to the first quarterly assessment period of 2023. The revised assessment rate schedules are intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum level of 1.35 percent by September 30, 2028. Management cannot predict what assessment rates will be in the future.
The FDIC also conducts examinations of and requires reporting by state non-member banks, such as Sound Community Bank. The FDIC also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. Management is not aware of any existing circumstances which would result in termination of the Bank's deposit insurance.
Commercial Real Estate Lending Concentrations. The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the FDIC and other federal bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:
•Total reported loans for construction, land development and other land represent 100% or more of the bank’s total regulatory capital (or in the case of a bank that has elected to follow the Community Bank Leverage Ratio (“CBLR”) framework, Tier 1 capital plus the entire allowance for loan and lease losses (“CBLR Capital”)); or
•Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total regulatory capital or CBLR Capital, as appropriate, and the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.
The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. At December 31, 2022, Sound Community Bank’s aggregate recorded loan balances for construction, land development and land loans were 101.5% of CBLR capital. In addition, at December 31, 2022, Sound Community Bank’s loans on all commercial real estate, including construction, owner and non-owner occupied commercial real estate, and multi-family lending, as defined by the FDIC, were 364.2% of CBLR capital.
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

Capital Rules. Sound Community Bank and Sound Financial Bancorp are required to maintain specified levels of regulatory capital under regulations of the FDIC and FRB, respectively. In September 2019, the regulatory agencies, including the FDIC and FRB adopted a final rule, effective January 1, 2020, creating a community bank leverage ratio (“CBLR”) for institutions with total consolidated assets of less than $10 billion, and that meet other qualifying criteria related to off-balance sheet exposures and trading assets and liabilities. The CBLR provides for a simple measure of capital adequacy for qualifying institutions. Management has elected to use the CBLR framework for the Bank and Company.

The CBLR is calculated as Tier 1 Capital to average consolidated assets as reported on an institution's regulatory reports. Tier 1 Capital, for the Company and the Bank, generally consists of common stock plus related surplus and retained earnings, adjusted for goodwill and other intangible assets and accumulated other comprehensive amounts (“AOCI”). Qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the "well-capitalized" ratio requirements. A qualifying institution utilizing the CBLR framework whose leverage ratio does not fall more than one percent below the required percentage is allowed a two-quarter grace period in which to increase its leverage ratio back above the required percentage. During the grace period, a qualifying institution will still be considered well capitalized so long as its leverage ratio does not fall more than one percent below the required percentage. If an institution either fails to meet all the qualifying criteria within the grace period or has a leverage ratio that falls more than one percent below the required percentage, it becomes ineligible to use the CBLR framework and must instead comply with generally applicable capital rules, sometimes referred to as Basel III rules.

At December 31, 2022, the Bank’s CBLR was 10.83%. Management monitors the Bank's capital levels to provide for current and future business opportunities and to maintain Sound Community Bank’s “well-capitalized” status. At December 31, 2022, Sound Community Bank was considered “well-capitalized” under applicable banking regulations.

See "Note 16—Capital" in Notes to Consolidated Financial Statements in "Part II. Item 8. Financial Statements and Supplementary Data" and "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for additional regulatory capital information.

The FASB has adopted a new accounting standard for accounting principles generally accepted in the U.S. ("U.S. GAAP") that became effective for the Company and Bank on January 1, 2023. This standard, referred to as Current Expected Credit Loss or

CECL, requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital.
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

Privacy Standards and Cybersecurity. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Federal banking agencies, including the FDIC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. These regulations require Sound Community Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices. In addition, Washington and other federal and state cybersecurity and data privacy laws and regulations may expose Sound Community Bank to risk and result in certain risk management costs. In addition, on November 18, 2021, the federal banking agencies announced the adoption of a final rule providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rule requires a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours. Compliance with the new rule was required by May 1, 2022. Non-compliance with federal or similar state privacy and cybersecurity laws and regulations could lead to substantial regulatory imposed fines and penalties, damages from private causes of action and/or reputational harm.

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

Federal Reserve System. The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the FRB reduced reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. At December 31, 2022, Sound Community Bank was in compliance with the reserve requirements.

The Bank is authorized to borrow from the Federal Reserve Bank "discount window." An eligible institution need not exhaust other sources of funds before going to the discount window, nor are there restrictions on the purposes for which the institution can use primary credit. At December 31, 2022, the Bank had no outstanding borrowings from the discount window.

Federal Home Loan Bank System. Sound Community Bank is a member of one of the 11 regional FHLBs, each of which serves as a reserve, or central bank, for its members within its assigned region and is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. The FHLBs make loans to members in accordance with policies and procedures, established by the Boards of Directors of the FHLBs, which are subject to the oversight of the Federal Housing Finance Agency. All borrowings from the FHLBs are required to be fully secured by sufficient collateral as determined by the FHLBs. In addition, all long-term borrowings are required to provide funds for residential home financing. Sound Community Bank had $43.0 million of outstanding borrowings with the FHLB of Des Moines and an available line of credit of $199.0 million at December 31, 2022. We plan to rely in part on FHLB advances to fund asset and loan growth. We also use short-term funding available on our line of credit with the FHLB of Des Moines.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines based on the Bank's asset size and level of borrowings from the FHLB of Des Moines. At December 31, 2022, the Bank owned $2.8 million in FHLB of Des Moines stock, which was in compliance with this requirement. The FHLB of Des Moines pays dividends quarterly, and the Bank received $64 thousand in dividends from the FHLB of Des Moines during the year ended December 31, 2022.

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

Regulation of Sound Financial Bancorp
General. Sound Financial Bancorp, as the sole stockholder of Sound Community Bank, is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations promulgated thereunder. This regulation and oversight is generally intended to ensure that Sound Financial Bancorp limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of Sound Community Bank. A bank holding company must serve as a source of financial and managerial strength to its subsidiary banks, with the ability to provide financial assistance to a subsidiary bank in financial distress.
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
Federal Securities Law. The common stock of Sound Financial Bancorp is registered with the SEC under the Securities Exchange Act of 1934, as amended. Sound Financial Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”).
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
The amount of dividends actually paid during any one period will be significantly affected by Sound Community Bank’s policy of maintaining a strong capital position. Federal law further provides that without prior approval, no insured depository institution may pay a cash dividend if it would cause the institution to be less than adequately capitalized as defined in the prompt corrective action regulations. Moreover, the FDIC has the general authority to limit the dividends paid by insured banks if such payments are deemed to constitute an unsafe and unsound practice. In addition, dividends may not be declared or paid if Sound Community Bank is in default in payment of any assessment due the FDIC.
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

Employees and Human Capital
At December 31, 2022, we had a total of 130 full-time employees and 10 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.
To facilitate talent attraction and retention, we strive to make Sound Community Bank an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by market-based compensation, benefits, health and welfare programs. At December 31, 2022, approximately 61% of our workforce was female and 39% male, and women held 64% of the Bank's management roles. The average tenure of employees was 4.26 years.
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
Laura Lee Stewart.  Ms. Stewart, age 73, is the President and Chief Executive Officer of Sound Community Bank and Sound Financial Bancorp. Prior to joining Sound Community Bank as its President in 1989, when it was a credit union, Ms. Stewart was Senior Vice President/Retail Banking at Great Western Bank. Ms. Stewart was selected as an inaugural member of the FDIC Community Bank Advisory Board and completed her term in 2011. In 2011, Ms. Stewart was appointed to the inaugural Consumer Financial Protection Bureau board and completed her term in 2013. She also served as Chair of the American Bankers Association’s (“ABA”) Government Relations Council and is the past Chair of the Washington Bankers Association. The American Banker magazine honored her as one of the top 25 Women to Watch in banking in 2011, 2015, 2016, 2017 and 2018, and as one of the most powerful women in Banking in 2019 and 2020. In 2016, Ms. Stewart was recognized as a Women of Influence by the Puget Sound Business Journal. In 2018, she was named Community Banker of the year by American Banker. Ms. Stewart also served as Chair of the National Arthritis Foundation’s board of directors as well as serving as the Past Chair of the board of directors of Woodland Park Zoo. Ms. Stewart is serving her second term as a Director of the Seattle Board of the Federal Reserve. She is also the only non-native Board member of the Jamestown Sklallan Community Development Financial Institution. In October 2019, Ms. Stewart was elected Chair of the ABA. In 2021, she was named as one of The Power 100 by the Puget Sound Business Journal and one of the Most Powerful Women in Banking by the American Bankers Association. In 2022, she was named one of the Most Powerful Women to Watch in Banking by the American Bankers Association. Her many years of service in all areas of the financial institution operations and duties as President and Chief Executive Officer of Sound Financial Bancorp and Sound Community Bank bring a special knowledge of the financial, economic and regulatory challenges we face, and she is well suited to educating the Board on these matters.
Heidi Sexton. Ms. Sexton, age 47, was appointed Executive Vice President and Chief Operating Officer of Sound Community Bank during 2018 and corporate secretary of Sound Financial Bancorp. Ms. Sexton is responsible for identification and mitigation of risk through oversight of the Enterprise Risk management and Compliance Management functions. In addition, Ms. Sexton is responsible for Information Technology, Systems Support and Operations, Project Management and Policies and Procedures. Ms. Sexton joined Sound Community Bank in 2007 and previously served as the Vice President of Operations managing deposit, electronic, and lending operations. Ms. Sexton received a Bachelor's of Arts in Accounting from the University of Wisconsin-Eau Claire.  She currently holds a number of professional certifications including Certified Internal Auditor, Certified Regulatory Compliance Manager and is a graduate of the Washington Bankers Association’s Executive Development Program and the Pacific Coast Banking School. Ms. Sexton is also a member of the CFPB Community Bank Advisory Council and ABA Compliance Administrative Committee. She serves on the Board of Financial Beginnings, a non-profit that provides youth to adult financial education programs at no cost.
Wesley Ochs. Mr. Ochs, age 44, currently serves as Executive Vice President and Chief Strategy/Financial Officer at Sound Community Bank and Sound Financial Bancorp. Mr. Ochs is responsible for developing, communicating, executing, and sustaining corporate strategic initiatives, and in November 2020, became responsible for the Bank’s economic forecasting, strategic planning and asset liability management functions. Mr. Ochs began his career at Sound Community Bank in April 2009 as a Commercial Loan Officer, was promoted to Senior Vice President Credit Administration Manager in 2015, and to Chief Strategy Officer in January 2020. In August 2021, Mr. Ochs was promoted to Chief Financial Officer, in addition to his current title of Chief Strategy Officer. Mr. Ochs received his Bachelor of Arts degree in Economics, Finance and Education from Eastern Washington University, his Master of Business Administration degree in Accounting from the University of Phoenix and is a graduate of the Washington Bankers Association’s Executive Development Program and the Pacific Coast Banking School.
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

Item 1A. Risk Factors
We assume and manage a certain degree of risk in order to conduct our business strategy. In addition to the risk factors described below, other risks and uncertainties not specifically mentioned, or that are currently known to, or deemed to be immaterial by management, also may materially and adversely affect our financial condition, results of operations and cash flows. Before making an investment decision, you should carefully consider the risks described below together with all of the other information included in this Form 10-K and our other filings with the SEC. If any of the circumstances described in the following risk factors actually occur to a significant degree, the value of our common stock could decline, and you could lose all or part of your investment. This report is qualified in its entirety by these risk factors.
Risks Related to Macroeconomic Conditions
A worsening of economic conditions in our market area could reduce demand for our products and services and result in increases in our level of nonperforming loans, which could adversely affect our operations, financial condition and earnings.
Substantially all our loans are to businesses and individuals in the state of Washington. Accordingly, local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans. Further, as a result of a high concentration of our customer base in the Puget Sound area and eastern Washington state regions, the deterioration of businesses in these areas, or one or more businesses with a large employee base in these areas, could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. A return of recessionary conditions or adverse economic conditions in our market areas may reduce our rate of growth, affect our customers' ability to repay loans and adversely impact our business, financial condition, and results of operations.
Weakness in the global economy and global supply chain issues have adversely affected many businesses operating in our markets that are dependent upon international trade, and it is not known how changes in tariffs being imposed on international trade may also affect these businesses. Changes in agreements or relationships between the United States and other countries may also affect these businesses.
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

Moreover, a significant decline in local, regional or national economic conditions caused by inflation, recession, severe weather, natural disasters, widespread disease or pandemics, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could negatively affect the financial results of our banking operations. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans and leases, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses.
Inflationary pressures and rising prices may affect our results of operations and financial condition.
Inflation has risen sharply since the end of 2021 to levels not seen in more than 40 years. Small to medium-sized businesses may be impacted more during periods of high inflation, as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.
The economic impact of the COVID-19 pandemic could continue to affect our financial condition and results of operations.
The COVID-19 pandemic has adversely impacted the global and national economy and certain industries and geographies in which our clients operate. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on the Company and its clients, employees and third-party service providers. The extent of this impact will depend on future developments, which are highly uncertain. Additionally, the responses of various governmental and nongovernmental authorities and consumers to the pandemic may have material long-term effects on the Company and its clients which are difficult to quantify in the near-term or long-term.
We could be subject to a number of risks as the result of the COVID-19 pandemic, any of which could have a material adverse effect on our business, financial condition, liquidity, results of operations, ability to execute our growth strategy, and ability to pay dividends. These risks include, but are not limited to, changes in demand for our products and services; increased loan losses or other impairments in our loan portfolios and increases in our allowance for loan losses; a decline in collateral for our loans, especially real estate; unanticipated unavailability of employees; increased cyber security risks as employees work remotely; a prolonged weakness in economic conditions resulting in a reduction of future projected earnings that could necessitate a valuation allowance against our current outstanding deferred tax assets; a triggering event leading to impairment testing on our intangible assets, which could result in an impairment charge; and increased costs as we and our regulators, customers and vendors adapt to evolving pandemic conditions.
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
In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. Furthermore, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. The COVID-19 pandemic has also been a catalyst for the evolution of various remote work options which could impact the long-term performance of some types of properties within our commercial real estate portfolio. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which could have a material adverse effect on our business, financial condition and results of operations.
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
•Consumer Loans.  Generally, we consider these loans to involve a different degree of risk compared to first mortgage loans on one-to-four family residential properties. As a result of our large portfolio of these loans, it may become necessary to increase the level of our provision for loan losses, which could decrease our profits. Consumer loans generally entail greater risk than do one-to-four family residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as manufactured homes, automobiles and recreational vehicles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Manufactured homes are a riskier form of collateral, though this risk is reduced if the owner also owns the land on which the home is located, because they are costly and difficult to relocate when repossessed, and difficult to sell due to the diminishing number of manufactured home parks in the Puget Sound area. Additionally, a good portion of our manufactured home loan borrowers are first-time home buyers, who tend to be a higher credit risk than first-time home buyers of single-family residences, due to more limited financial resources. As a result, these loans tend to have a higher probability of default, higher delinquency rates and greater servicing costs than other types of consumer loans. Our floating home, houseboat and house barge loans are typically located on cooperative or condominium moorages. The primary risk in floating home loans is the unique nature of the collateral and the challenges of relocating such collateral to a location other than where such housing is permitted. The process for securing the deed and/or the condominium or cooperative dock is also unique compared to other types of lending we participate in. As a result, these loans may have higher collateral recovery costs than for one-to-four family mortgage loans and other types of consumer loans.
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
The yields we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many financial institutions, our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility because market interest rates change over time. In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. In a period of rising interest rates, the interest income we earn on our assets may not increase as rapidly as the interest we pay on our liabilities. A decline in interest rates results in increased prepayments of loans and mortgage-backed and related securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Furthermore, an inverted interest rate yield curve, where short-term interest rates (which are usually the rates at which financial institutions borrow funds) are higher than long-term interest rates (which are usually the rates at which financial institutions lend funds for fixed-rate loans) can reduce a financial institution’s net interest margin and create financial risk for financial institutions that originate longer-term, fixed-rate mortgage loans. At December 31, 2022, 50.7% of our loan portfolio consisted of fixed-rate loans.
In addition, at December 31, 2022, 49.3% of our loans had floating or variable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment. Further, approximately $294.1 million or 68.7% of these floating or variable interest rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust, of which $145.6 million were at their floors at December 31, 2022.
The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this is subject to the risk that borrowers may refinance these loans during periods of declining interest rates. Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates, which could have a material adverse effect on our results of operations.
Any substantial prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations.
Since March 2022, in response to inflationary pressures, the Federal Open Market Committee (“FOMC”) of the Federal Reserve has increased the target range for the federal funds rate by 425 basis points, including 125 basis points during the fourth calendar quarter of 2022, to a range of 4.25% to 4.50% as of December 31, 2022. As it seeks to control inflation without creating a recession, the FOMC increased the target range another 25 basis points, to a range of 4.50% to 4.75%, in February 2023 and has indicated further increases are expected during 2023. If the FOMC further increases the targeted federal funds rate, overall interest rates will likely continue to rise, which should positively impact our net interest income but may negatively impact both the housing market, by reducing refinancing activity and new home purchases, and the U.S. economy more broadly.
Changes in the valuation of our securities portfolio could hurt our profits and reduce our capital levels.
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for OTTI on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. Declines in market value could result in OTTI losses on these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. At December 31, 2022, we had no securities that were deemed impaired.
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
Our mortgage servicing rights carry interest-rate risk because the total amount of servicing fees earned, as well as changes in fair market value, fluctuate based on expected loan prepayments (affecting the expected average life of a portfolio of residential mortgage servicing rights). The rate of prepayment of residential mortgage loans may be influenced by changing national and regional economic trends, such as recessions or stagnating real estate markets, as well as the difference between interest rates on existing residential mortgage loans relative to prevailing residential mortgage rates. During periods of declining interest rates, many residential borrowers refinance their mortgage loans. Changes in prepayment rates are therefore difficult for us to predict. The loan administration fee income (related to the residential mortgage loan servicing rights corresponding to a mortgage loan) decreases as mortgage loans are prepaid. Consequently, if prepayment rates increase, we would expect the fair value of portfolios of residential mortgage loan servicing rights to decrease along with the amount of loan administration income received.

Risks Related to Cybersecurity, Data and Fraud
A failure in or breach of our security systems or infrastructure, including breaches resulting from cyber-attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.
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
Disruptions or failures in the physical infrastructure or operating systems that support our business and customers, or cyber-attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in customer attrition, uninsured financial losses, the inability of our customers to transact business with us, employee productivity losses, technology replacement costs, incident response costs, violations of applicable privacy and other laws, regulatory fines, penalties or intervention, additional regulatory scrutiny, reputational damage, litigation, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially and adversely affect our results of operations or financial condition.
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
If we do not comply with privacy regulations and contractual obligations that require us to protect confidential information, or if we experience a security breach or network compromise, we could experience adverse consequences, including regulatory sanctions, penalties or fines, increased compliance costs, remedial costs such as providing credit monitoring or other services to affected customers, litigation and damage to our reputation, which in turn could result in decreased revenues and loss of customers, all of which would have a material adverse effect on our business, financial condition and results of operations.
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
The banking industry is extensively regulated. Federal banking regulations are designed primarily to protect the deposit insurance funds and customers, not to benefit a company's shareholders. These regulations may sometimes impose significant limitations on our operations. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulation or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and adversely affect our profitability. In this regard, the U.S. Department of the Treasury's Financial Crimes Enforcement Network ("FinCEN"), published guidelines in 2014 for financial institutions servicing cannabis businesses that are legal under state law. These guidelines generally allow us to work with cannabis-related businesses that are operating in accordance with state laws and regulations, so long as we comply with required regulatory oversight of their accounts with us. Legislation has previously been introduced in Congress that would allow banks and financial institutions to serve cannabis businesses in states where it is legal without any risk of federal prosecution but has yet to be enacted. At December 31, 2022, approximately 2.3% of our total deposits and a portion of our service charges from deposits are from legal cannabis-related businesses.
An accounting change requiring that we calculate the allowance for loan and lease losses on the basis of the current expected credit losses over the lifetime of our loans, referred to as the CECL model, became applicable to us, as a smaller reporting company, on January 1, 2023. CECL adoption will have broad impact on our financial statements, which will affect key profitability and solvency measures, including, but not limited to higher loan loss reserve levels and related deferred tax assets. Increased reserve levels also may lead to a reduction in capital levels. Any such changes could have a material adverse effect on our business, financial condition and results of operations.
Any adverse change in the FinCEN guidance noted above, any new regulations or legislation, any change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a negative impact on our non-interest income, as well as the cost of our operations, increasing our cost of regulatory compliance and of doing business and/or otherwise affect us, which may materially affect our profitability. Our failure to comply with laws, regulations or policies could result in civil or criminal sanctions and money penalties by state and federal agencies, and/or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations. See “Part I, Item 1. Business - How We Are Regulated” in this Form 10-K for more information about the regulations to which we are subject.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.
The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending, should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100% or more of the bank’s total regulatory capital (or in the case of a bank, such as the Bank, that has elected to follow the CBLR framework, CBLR Capital (Tier 1 capital plus the entire allowance for loan and lease losses), or (ii) total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total regulatory capital or CBLR Capital, as appropriate, and the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. At December 31, 2022, Sound Community Bank’s aggregate recorded loan balances for construction, land development and land loans were 101.5% of CBLR Capital. In addition, at December 31, 2022, Sound Community Bank’s loans on all commercial real estate, including construction, owner and non-owner occupied commercial real estate, and multi-family lending, as defined by the FDIC, were 364.2% of CBLR Capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.
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
We have certain FHLB advances, brokered deposits, loans and investment securities indexed to LIBOR to calculate the loan interest rate. ICE Benchmark Administration, the authorized and regulated administrator of LIBOR, ended publication of the one-week and two-month USD LIBOR tenors on December 31, 2021, and the remaining USD LIBOR tenors will end publication in June 2023. Financial services regulators and industry groups have collaborated to develop alternate reference rate indices or reference rates. The transition to a new reference rate requires changes to contracts, risk and pricing models, valuation tools, systems, product design and hedging strategies. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or SOFR). The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may result in our incurring significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations. At December 31, 2022, we had variable rate loans indexed to LIBOR totaling $53.9 million. We did not have any investments, brokered deposits or borrowings indexed to LIBOR as of December 31, 2022.

Ineffective liquidity management could adversely affect our financial results and condition.
Effective liquidity management is essential to our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. An inability to raise funds through deposits, borrowings, the sale of loans or investment securities and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and at times, borrowings from the FHLB of Des Moines and the Federal Reserve and certain other wholesale funding sources to fund our operations. Deposit flows and the prepayment of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and the competition for deposits and loans in the markets we serve. Further, changes to the FHLB of Des Moines's underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow and could therefore have a significant adverse impact on our liquidity. Although we have historically been able to replace maturing deposits and borrowings if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB of Des Moines, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. Additional factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our deposits and loans are concentrated, negative operating results, or adverse regulatory action against us. Any decline in available funding in amounts adequate to finance our activities or on terms which are acceptable could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations.
Climate change and related legislative and regulatory initiatives may materially affect the Company's business and results of operations.
The effects of climate change continue to create an alarming level of concern for the state of the global environment. As a result, the global business community has increased its political and social awareness surrounding the issue, and the United States has entered into international agreements in an attempt to reduce global temperatures, such as reentering the Paris Agreement. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. Similar and even more expansive initiatives are expected under the current administration, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it difficult, or even impossible, to predict how climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly impact us. Specifically, unpredictable and more frequent weather disasters may adversely impact the real property, and/or the value of the real property, securing the loans in our portfolios. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted by climate change, natural disasters and related events, which could impact our financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could adversely affect our customers and the communities in which we operate. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.
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
We are a community bank and our reputation is one of the most valuable components of our business. A key aspect of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our current market and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. We provide many different financial products and rely on the ability of our employees and systems to process a significant number of transactions. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected.
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
The Company is a separate legal entity from its subsidiary and does not have significant operations of its own. The long-term ability of the Company to pay dividends to its stockholders and debt payments is based primarily upon the ability of the Bank to make capital distributions to the Company, and also on the availability of cash at the holding company level. The availability of dividends from the Bank is limited by the Bank's earnings and capital, as well as various statutes and regulations. Under certain circumstances, capital distributions from the Bank to the Company may be subject to regulatory approvals. If the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock or make payments on its outstanding debt. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations, and future prospects and the value of the Company's common stock. At December 31, 2022, Sound Financial Bancorp had $2.2 million in unrestricted cash to support dividend and debt payments. See "Part I. Item 1. Business—How We Are Regulated—Regulation of Sound Community Bank—Capital Rules” and “—Regulation of Sound Financial Bancorp—Limitations on Dividends and Stock Repurchases" for additional information.

Item 1B.    Unresolved Staff Comments
Not applicable.

Item 2.    Properties
Six of our nine offices are leased. The operating leases contain renewal options and require us to pay property taxes and operating expenses for the properties. Our total rental expense for both of the years ended December 31, 2022 and 2021 was $1.1 million. The aggregate net book value of our land, buildings, leasehold improvements, furniture and equipment was $5.5 million at December 31, 2022. See also "Note 7—Premises and Equipment" in the Notes to Consolidated Financial Statements contained in "Part II. Item 8. Financial Statements and Supplementary Data" of this report on Form 10-K. In the opinion of management, the facilities are adequate and suitable for our current needs. We may open additional banking offices to better serve current clients and to attract new clients in subsequent years.
We maintain depositor and borrower client data on in-house servers, in the cloud and within a service bureau environment, utilizing a telecommunications network, portions of which are leased. Management has a disaster recovery plan in place with respect to the data processing system, as well as our operations as a whole.

Item 3.    Legal Proceedings
We are involved as plaintiff or defendant, from time to time, in various legal actions arising in the normal course of business. We do not anticipate incurring any material legal fees or other material liability as a result of any currently pending litigation.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of Sound Financial Bancorp is listed on The NASDAQ Capital Market under the symbol "SFBC." There were approximately 262 stockholders of record of our common stock at March 10, 2023.
Sound Financial Bancorp has historically paid cash dividends to its common stockholders. During 2022, the Company paid a regular quarterly cash dividend of $0.17 per share and one special dividend of $0.10 per share. Our cash dividend payout policy is reviewed regularly by management and the Board of Directors. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. We currently expect our regular quarterly cash dividends will continue for the foreseeable future. No assurances, however, can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from Sound Community Bank, which are restricted by federal regulations.
Equity Compensation Plan Information
The equity compensation plan information presented in "Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Form 10-K is incorporated herein by reference.
Issuer Purchases of Equity Securities
On April 25, 2022, the Company announced that its Board of Directors approved an extension of a previously announced stock repurchase program, which was set to expire on April 29, 2022, until October 29, 2022. Under this program the Company was authorized to repurchase up to $2.0 million of its outstanding shares of common stock during the period ending October 29, 2022, from time to time in the open market, based on prevailing market prices, or in privately negotiated transactions. On July 26, 2022, the Company announced that its Board of Directors amended the existing stock repurchase program to increase the authorized repurchase amount to $4.0 million and to extend the program maturity to January 31, 2023. Subsequent to December

31, 2022, the Company announced that its Board of Directors further extended the existing stock repurchase program, scheduled to expire on January 31, 2023, to July 31, 2023.
The actual timing, number and value of shares repurchased under the stock repurchase program will depend on a number of factors, including constraints specified pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC, price, general business and market conditions, and alternative investment opportunities.
The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended December 31, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	—	$—	—	$2,140,223
November 1, 2022 - November 30, 2022	—	—	—	2,140,223
December 1, 2022 - December 31, 2022	—	—	—	2,140,223
Total	—	$—	—	$2,140,223

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

Overview
Our principal business consists of attracting retail and commercial deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one-to-four family residences (including home equity loans and lines of credit), commercial and multifamily real estate, construction and land, and consumer and commercial business loans. Our commercial business loans include unsecured lines of credit and secured term loans and lines of credit secured by inventory, equipment and accounts receivable. We also offer a variety of secured and unsecured consumer loan products, including manufactured home loans, floating home loans, automobile loans, boat loans and recreational vehicle loans. As part of our business, we focus on residential mortgage loan originations, a portion of which we sell to Fannie Mae and other investors and the remainder of which we retain for our loan portfolio consistent with our asset/liability objectives. We sell loans which conform to the underwriting standards of Fannie Mae (“conforming”) in which we retain the servicing of the loan in order to maintain the direct customer relationship and to generate noninterest income. Residential loans which do not conform to the underwriting standards of Fannie Mae (“non-conforming”), are either held in our loan portfolio or sold with servicing released. We originate and retain a significant amount of commercial real estate loans, including those secured by owner-occupied and nonowner-occupied commercial real estate, multifamily properties and mobile home parks, and construction and land development loans.
We originated $125.6 million and $243.9 million of one-to-four family residential mortgage loans during the years ended December 31, 2022 and 2021, respectively. We had no purchases of one-to-four family residential mortgage loans during the year ended December 31, 2022 and $24.1 million of purchases during the year ended December 31, 2021. During those two years, we sold $20.3 million and $147.4 million, respectively, of one-to-four family residential mortgage loans.
Our strategic plan targets consumers, small- and medium-size businesses, and professionals in our market area for loans and deposits. In managing the size of, and concentrations within, our loan portfolio we typically focus on including a significant amount of commercial business and commercial and multifamily real estate loans. A significant portion of our commercial business and commercial and multifamily real estate loans have adjustable rates, higher yields and shorter terms, and higher credit risk than traditional residential fixed-rate mortgage loans. During 2022, however, due to a generally illiquid jumbo loan market, we retained a higher proportion of jumbo loans than we have historically, resulting in commercial business and commercial and multifamily real estate loans making up a lower percentage of our overall portfolio. Our commercial loan portfolio (commercial and multifamily real estate and commercial business loans) increased to $337.2 million at December 31, 2022 from $306.2 million at December 31, 2021, but decreased as a percentage of our total loan portfolio to 38.9% from 44.5% at December 31, 2022 and 2021, respectively. Our consumer loan portfolio, which includes manufactured and floating homes and other consumer loans, increased to $119.3 million or 13.8% of our loan portfolio at December 31, 2022, from $97.7 million or 14.2% of our loan portfolio at December 31, 2021.
Our operating revenues are derived principally from earnings on interest-earning assets, service charges and fees, and gains on the sale of loans. The increasing interest rate environment is expected to continue to put downward pressure on our net gain on sale of loans, as well as increase borrowing costs which may adversely affect our net interest income and net interest margin in 2023. Our primary sources of funds are deposits (both retail and brokered), FHLB advances, borrowings through the Federal Reserve, and payments received on loans and securities. We offer a variety of deposit accounts that provide a wide range of interest rates and terms, including savings, money market, NOW, interest-bearing and noninterest-bearing demand accounts, and certificates of deposit.
An offset to net interest income is the provision for loan losses, or the recapture of the provision for loan losses, that is required to establish the allowance for loan losses at a level that adequately provides for probable incurred losses in our loan portfolio. As our loan portfolio increases, or due to an increase for probable incurred losses in our loan portfolio, our provision for loan losses may increase, resulting in a decrease to net income. Improvements in loan risk ratings, increases in property values, or receipt of recoveries of amounts previously charged off may partially or fully offset any required increase to allowance for loan losses due to loan growth or an increase in probable incurred losses on loans. Our provision for loan losses was $1.2 million for the year ended December 31, 2022, compared to $425 thousand for the year ended December 31, 2021, primarily due to loan growth.

Effective January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, also known as CECL. CECL replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. Adoption of this guidance is expected to result in an increase to our allowance for credit losses and reserve for unfunded commitments totaling between $1.0 million to $2.0 million in the aggregate. This estimate may change as the Company continues to improve and refine its processes and methodology. See “Note 2—Accounting Pronouncements Recently Issued or Adopted” in the Notes to Consolidated Financial Statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K.
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

Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with GAAP. In doing so, we have to make estimates and assumptions. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. We have reviewed our critical accounting estimates with the audit committee of our Board of Directors.
See "Note 1—Organization and Significant Accounting Policies" in the Notes to Consolidated Financial Statements contained in "Part II. Item 8. Financial Statements and Supplementary Data" of this report on Form 10-K for a summary of significant accounting policies.
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
Management reviews the level of the allowance at least quarterly and performs a sensitivity analysis on the significant assumptions utilized in estimating the allowance for loan losses for collectively evaluated loans. Utilizing a range of potential positive and negative changes to qualitative loss factors ranging from 5 to 20 basis points, the Bank's allowance for loan losses would change by a range of approximately $433 thousand to $1.7 million, respectively. This sensitivity analysis and related range of impact on the Bank's allowance for loan losses is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at December 31, 2022.
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
Focusing on Asset Quality.  We believe that strong asset quality is a key to our long-term financial success. We are focused on monitoring existing performing loans, resolving nonperforming assets and selling foreclosed assets. Nonperforming assets were $3.6 million, or 0.37% of total assets, at December 31, 2022 compared to $6.2 million or 0.68% of total assets, at December 31, 2021. We continually seek to reduce the level of nonperforming assets through collections, modifications and sales of OREO. We also take proactive steps to resolve our non-performing loans, including negotiating payment plans, forbearances, loan modifications and loan extensions on delinquent loans when such actions have been deemed appropriate. Our goal is to maintain or improve upon our level of nonperforming assets by managing all segments of our loan portfolio in order to proactively identify and mitigate risk.
Improving Earnings by Expanding Product Offerings. We intend to prudently maintain the percentage of our assets consisting of higher-yielding commercial and multifamily real estate and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest-rate fluctuations than one-to-four family mortgage loans, while maintaining our focus on residential lending. In addition, we continue to focus on consumer products, such as floating and manufactured home loans. With our long experience and expertise in residential lending we believe we can be effective in capturing mortgage banking opportunities and grow consumer deposits. We continue to develop correspondent relationships to sell nonconforming mortgage loans servicing released. We also intend to selectively add products to further diversify revenue sources and to capture more of each client's banking relationship by offering additional services. We continue to refine our products and services for additional business and automate services, such as automating consumer loan originations this past year, in an effort to improve customer service. We intend to further build relationships with medium and small businesses through new and improving existing service offerings, including remote deposit.
Emphasizing Lower Cost Core Deposits to Manage the Funding Costs of Our Loan Growth.  Our strategic focus is to emphasize total relationship banking with our clients to internally fund our loan growth. We also emphasize reducing wholesale funding sources, including FHLB advances, through the continued growth of core deposits. We believe that a continued focus on client relationships will help increase the level of core deposits and retail certificates of deposit from consumers and businesses in our market area. We intend to increase demand deposits by growing retail and business banking relationships. New technology and services are generally reviewed for business development and cost saving opportunities. We continue to experience growth in client use of our online and mobile banking services, which allow clients to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying, while providing our clients greater flexibility and convenience in conducting their banking. In addition to our retail branches, we maintain state of the art technology-based products, such as business cash management, business remote deposit products, business and consumer mobile banking applications and consumer remote deposit products. Total deposits increased to $808.8 million at December 31, 2022, from $798.3 million at December 31, 2021. At December 31, 2022, core deposits, which we define as our non-time deposit accounts and time deposit accounts of less than $250 thousand, decreased $9.5 million to $745.7 million from $755.2 million at December 31, 2021. As a result of the decreased liquidity from core deposits, we increased our rates paid on certificates of deposit and borrowed against our FHLB lines of credit.
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

Expanding Our Presence, Including Through Digital Channels and Streamlining Operations, Within Our Existing and Contiguous Market Areas and by Capturing Business Opportunities Resulting from Changes in the Competitive Environment.  We believe that opportunities currently exist within our market area to grow our franchise. We anticipate continued organic growth as the local economy and loan demand remains strong, through our marketing efforts and as a result of the opportunities created from the consolidation of financial institutions occurring in our market area. In addition, by delivering high-quality, client-focused products and services, we expect to attract additional borrowers and depositors and thus increase our market share and revenue generation. We continue to be disciplined as it pertains to future expansion, acquisitions and de novo branching focusing on the markets in Western Washington, which we know and understand.

Comparison of Financial Condition at December 31, 2022 and December 31, 2021

	As of December 31,
	2022	2021
Selected Financial Condition Data:
Total assets	$976,351	$919,691
Cash and cash equivalents	57,836	183,590
Total loans held for portfolio, net	858,382	680,092
Loans held-for-sale	—	3,094
Available-for-sale securities, at fair value	10,207	8,419
Held-to-maturity securities, at amortized cost	2,199	—
Bank-owned life insurance ("BOLI"), net	21,314	21,095
OREO and repossessed assets, net	659	659
FHLB stock, at cost	2,832	1,046
Total deposits	808,763	798,320
Borrowings	43,000	—
Subordinated notes, net	11,676	11,634
Stockholders' equity	97,705	93,358
General.  Total assets increased by $56.7 million, or 6.2%, to $976.4 million at December 31, 2022, from $919.7 million at December 31, 2021. The increase was primarily a result of an increase in loans held-for-portfolio and investment securities, partially offset by lower balances in cash and cash equivalents and decreases in loans held-for-sale.
Cash and Securities.  Cash, cash equivalents, available-for-sale securities and held-to-maturity securities decreased by $121.8 million, or 63.4%, to $70.2 million at December 31, 2022 compared to the prior year. Cash and cash equivalents decreased $125.8 million, or 68.5%, to $57.8 million due to deploying cash earning a nominal yield into higher earning loans and investments. Available-for-sale securities, which consist of agency mortgage-backed securities and municipal bonds, increased $1.8 million, or 21.2%, to $10.2 million at December 31, 2022, primarily due to purchases of securities during the year outpacing calls of securities and regularly scheduled payments and maturities. Held-to-maturity securities totaled $2.2 million at December 31, 2022, compared to none at December 31, 2021, due to the purchase of $2.2 million in municipal bonds and agency mortgage-backed securities.
Loans.  Loans held-for-portfolio, net, increased $178.3 million, or 26.2%, to $858.4 million at December 31, 2022 from $680.1 million at December 31, 2021. Loans held-for-sale decreased to $0 at December 31, 2022 from $3.1 million at December 31, 2021 primarily due to a decline in mortgage originations, reflecting reduced refinance activity and the timing of originations.

The following table reflects the changes in the loan mix, excluding premiums and deferred fees, of our portfolio at December 31, 2022, as compared to December 31, 2021 (dollars in thousands):

	December 31,		Amount	Percent
	2022	2021	Change	Change
One-to-four family	$274,638	$207,660	$66,978	32.3%
Home equity	19,548	13,250	6,298	47.5
Commercial and multifamily	313,358	278,175	35,183	12.6
Construction and land	116,878	63,105	53,773	85.2
Manufactured homes	26,953	21,636	5,317	24.6
Floating homes	74,443	59,268	15,175	25.6
Other consumer	17,923	16,748	1,175	7.0
Commercial business	23,815	28,026	(4,211)	(15.0)
Total loans	$867,556	$687,868	$179,688	26.1

The largest dollar increases in the loan portfolio were in one-to-four family loans, which increased $67.0 million, or 32.3%, to $274.6 million, driven equally by jumbo and conforming residential mortgages, construction and land loans, which increased $53.8 million, or 85.2%, to $116.9 million, and commercial and multifamily real estate loans, which increased $35.2 million or 12.6%, to $313.4 million. We also saw increases in our floating homes and manufactured housing loan portfolios. The increase in loans held-for-portfolio primarily resulted from focused marketing campaigns, increased utilization of digital marketing tools and the addition of experienced lending staff. These increases were partially offset by a decrease in commercial business loans, which decreased $4.2 million or 15.0% to $23.8 million, primarily from the SBA loan forgiveness on PPP loans of $5.2 million. We had 2 PPP loans outstanding totaling $17 thousand as of December 31, 2022.
The loan portfolio remains well-diversified with commercial and multifamily real estate loans accounting for 36.1% of the portfolio, one-to-four family real estate loans, including home equity loans, accounting for approximately 33.9% of the portfolio and consumer loans, consisting of manufactured homes, floating homes, and other consumer loans, accounting for 13.8% of the total loan portfolio at December 31, 2022. Construction and land loans accounted for 13.5% of the portfolio and commercial business loans accounted for the remaining 2.7% of the portfolio at December 31, 2022.
Nonperforming Assets.  At December 31, 2022, our nonperforming assets totaled $3.6 million, or 0.37% of total assets, compared to $6.2 million, or 0.68% of total assets, at December 31, 2021.
The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio at the dates indicated (dollars in thousands):

	December 31,
	2022	2021	Amount Change	Percent Change
Nonaccrual loans	$2,855	$5,130	$(2,275)	(44.3)%
Nonperforming TDRs	103	422	(319)	(75.5)
Total nonperforming loans	2,959	5,552	(2,593)	(46.7)
OREO and repossessed assets	659	659	—	—
Total nonperforming assets	$3,618	$6,211	$(2,593)	(41.8)%

Nonperforming loans decreased $2.6 million or 46.7%, to $3.0 million at December 31, 2022, compared to the prior year-end primarily due to the payoff of a $2.3 million commercial and multifamily loan. One-to-four family loans (consisting of nine loans) made up the largest portion of our nonperforming loan portfolio at December 31, 2022, accounting for $2.1 million or 72.2% of total nonperforming loans. Subsequent to December 31, 2022, $1.5 million of the $2.1 million one-to-four family nonperforming loans were paid off in full. Nonperforming loans were 0.34% of total loans at December 31, 2022, compared to 0.81% of total loans at December 31, 2021. We had no loans greater than 90 days delinquent and still accruing at December 31, 2022 and 2021.

Allowance for Loan Losses.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of evaluation in accordance with generally accepted accounting principles in the U.S. It is our best estimate of probable incurred credit losses in our loan portfolio.
The following table reflects the adjustments in our allowance during 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
	2022	2021
Balance at beginning of period	$6,306	$6,000
Charge-offs	(124)	(136)
Recoveries	192	17
Net (charge-offs) recoveries	68	(119)
Provision charged to operations	1,225	425
Balance at end of period	$7,599	$6,306
Ratio of net recoveries (charge-offs) during the period to average loans outstanding during the period	0.01%	(0.02)%
Allowance as a percentage of nonperforming loans	256.81%	113.58%
Allowance as a percentage of total loans (end of period)	0.88%	0.92%
Our allowance for loan losses increased $1.3 million, or 20.5%, to $7.6 million at December 31, 2022, from $6.3 million at December 31, 2021.
Specific loan loss reserves decreased to $184 thousand at December 31, 2022, compared to $293 thousand at December 31, 2021, while general loan loss reserves increased to $6.9 million at December 31, 2022, compared to $5.6 million at December 31, 2021 and the unallocated reserve increased to $488 thousand at December 31, 2022, compared to $395 thousand at December 31, 2021. The increase in the unallocated reserve was primarily a result of the increase in the loan portfolio at December 31, 2022, partially offset by a negative adjustment in the qualitative factors applied to construction loans and manufactured homes loans as a result of the rising interest rate environment.
Deposits.  Total deposits increased $10.4 million, or 1.3%, to $808.8 million at December 31, 2022 from $798.3 million at December 31, 2021. The increase was primarily due to an increase in certificate accounts, which was primarily used to fund organic loan growth in 2022. While we continue our efforts to grow noninterest-bearing deposits, the increasing interest rate environment has increased competition for lower interest-bearing deposits and clients have transitioned funds back into higher yielding accounts. As a result, our noninterest-bearing demand balances (including escrow accounts) decreased $17.3 million, or 9.1%, to $173.2 million at December 31, 2022, compared to $190.5 million at December 31, 2021. Noninterest-bearing (including escrow accounts) deposits represented 21.4% of total deposits at December 31, 2022, compared to 23.9% at December 31, 2021.
A summary of deposit accounts with the corresponding weighted-average cost at December 31, 2022 and 2021 is presented below (dollars in thousands):

	December 31, 2022		December 31, 2021
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$170,549	—%	$187,684	—%
Interest-bearing demand	254,982	0.21	307,061	0.19
Savings	95,641	0.05	103,401	0.08
Money market	74,639	0.28	91,670	0.21
Certificates of deposit	210,305	0.97	105,722	1.57
Escrow(1)	2,647	—	2,782	—
Total	$808,763	0.37%	$798,320	0.41%
(1)Escrow balances shown in noninterest-bearing deposits on the Consolidated Balance Sheets.

Borrowings.  FHLB advances increased to $43.0 million at December 31, 2022, reaching as high as $114 million during 2022, as we utilized our FHLB line of credit to offset the decrease in deposits for funding needs. There were no FHLB advances at December 31, 2021. We rely on FHLB advances to fund interest-earning assets when deposits alone cannot fully fund interest-earning asset growth. Subordinated notes, net totaled $11.7 million and $11.6 million at December 31, 2022 and 2021, respectively. For additional information regarding our borrowings, see "Note 10—Borrowings, FHLB Stock and Subordinated Notes" in the Notes to Consolidated Financial Statements contained in "Part II. Item 8. Financial Statements and Supplementary Data" of this report on Form 10-K.
Stockholders' Equity.  Total stockholders’ equity increased $4.3 million, or 4.7%, to $97.7 million at December 31, 2022, from $93.4 million at December 31, 2021. This increase primarily reflects $8.8 million in net income for the year ended December 31, 2022, partially offset by the payment of cash dividends of $2.0 million to common stockholders, the repurchase of $1.7 million of common stock and unrealized losses on our securities portfolio resulting in an other comprehensive loss, net of tax benefit, of $1.3 million during the year ended December 31, 2022.
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

	Year Ended December 31,
	2022			2021
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$783,372	$38,177	4.87%	$650,045	$33,389	5.14%
Investments, cash and cash equivalents	124,331	1,618	1.30	221,577	485	0.22
Total interest-earning assets (1)	907,703	39,795	4.38%	871,622	33,874	3.89
Interest-bearing liabilities:
Savings and money market accounts	188,478	211	0.11	171,406	180	0.11
Demand and NOW accounts	295,919	690	0.23	289,096	611	0.21
Certificate accounts	129,011	2,049	1.59	158,649	2,491	1.57
Subordinated notes	11,653	672	5.77	11,611	672	5.79
Borrowings	27,273	878	3.22	1	—	—
Total interest-bearing liabilities	652,334	4,500	0.69%	630,763	3,954	0.63%
Net interest income		$35,295			$29,920
Net interest rate spread			3.69%			3.26%
Net earning assets	$255,369			$240,859
Net interest margin			3.89%			3.43%
Average interest-earning assets to average interest-bearing liabilities		139.15%			138.19%
Total deposits	803,521	2,950	0.37%	797,686	3,282	0.41%
Total funding(2)	842,447	4,500	0.53%	809,298	3,954	0.49%
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

	Year Ended December 31, 2022 vs. 2021
	Increase (Decrease) due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:
Loans	$6,498	$(1,710)	$4,788
Investments and interest-bearing accounts	(1,266)	2,399	1,133
Total interest-earning assets	5,232	689	5,921
Interest-bearing liabilities:
Savings and Money Market accounts	19	12	$31
Demand and NOW accounts	16	63	79
Certificate accounts	(471)	29	(442)
Subordinated notes	2	(2)	—
Borrowings	878	—	878
Total interest-bearing liabilities	$444	$102	$546
Change in net interest income			$5,375

Comparison of Results of Operation for the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021
Selected Operations Data:
Total interest income	$39,795	$33,874
Total interest expense	4,500	3,954
Net interest income	35,295	29,920
Provision for loan losses	1,225	425
Net interest income after provision for loan losses	34,070	29,495
Service charges and fee income	2,368	2,247
Earnings on cash surrender value of BOLI	219	416
Mortgage servicing income	1,242	1,284
Fair value adjustment on mortgage servicing rights ("MSRs")	207	(808)
Net gain on sale of loans	546	4,190
Total noninterest income	4,582	7,329
Salaries and benefits	16,415	14,257
Operations expense	5,812	5,765
Occupancy expense	1,737	1,748
Net losses and expenses on OREO and repossessed assets	—	(16)
Other noninterest expense	3,812	3,642
Total noninterest expense	27,776	25,396
Income before provision for income taxes	10,876	11,428
Provision for income taxes	2,072	2,272
Net income	$8,804	$9,156
General. Net income decreased $352 thousand, or 3.8%, to $8.8 million, or $3.35 per diluted common share, for the year ended December 31, 2022, compared to $9.2 million, or $3.46 per diluted common share, for the year ended December 31, 2021. The decrease was primarily a result of $2.7 million decrease in noninterest income, a $2.4 million increase in noninterest expense, a $546 thousand increase in interest expense and a $800 thousand increase in the provision for loan losses for the year ended December 31, 2022, partially offset by a $5.9 million increase in interest income.
Interest Income.  Interest income increased $5.9 million, or 17.5%, to $39.8 million for the year ended December 31, 2022, from $33.9 million for the year ended December 31, 2021. The increase was primarily due to a $133.3 million increase in the average balance of outstanding loans, and, to a lesser extent, a 108 basis point increase in the average yield on investments and interest-bearing cash and cash equivalents. Interest income on loans increased $4.8 million, or 14.3%, to $38.2 million for the year ended December 31, 2022, compared to $33.4 million for the year ended December 31, 2021, driven by the increase in the average balance of total loans outstanding. This increase was partially offset a 27 basis points decline in the average yield on loans due to the decline in the percentage of higher yielding commercial and multifamily real estate and commercial business loans as a percentage of the total loan portfolio, as previously discussed, and the effects of the SBA's loan forgiveness on PPP loans. The average balance of total loans was $783.4 million for the year ended December 31, 2022, compared to $650.0 million for the year ended December 31, 2021. The average yield on total loans was 4.87% for the year ended December 31, 2022, compared to 5.14% for the year ended December 31, 2021. For the year ended December 31, 2022, the average balance of PPP loans was $1.1 million and the average yield on PPP loans was 13.41%, including the recognition of the net deferred fees, with a positive impact on average loan yield of one basis point. For the year ended December 31, 2021, the average balance of PPP loans was $35.3 million and the average yield on PPP loans was 8.55%, including the recognition of deferred fees, with a positive impact on average loan yield of 20 basis points. Interest income included $148 thousand in fees earned related to PPP loans in the year ended December 31, 2022, compared to $3.0 million in the prior year.
Interest income on the investment portfolio and cash and cash equivalents increased $1.1 million, or 233.6%, to $1.6 million for the year ended December 31, 2022, compared to $485 thousand for the year ended December 31, 2021. The increase was due to higher average yields, partially offset by lower average balances. The average yield on investments and cash and cash equivalents was 1.30% for the year ended December 31, 2022, compared to 0.22% for the year ended December 31, 2021, primarily due to the deployment of a portion of cash and cash equivalents earning a nominal yield into higher yielding investment securities and the impact of rising rates.
Interest Expense.  Interest expense increased $546 thousand, or 13.8%, to $4.5 million for the year ended December 31, 2022, from $4.0 million for the year ended December 31, 2021, primarily as a result of an increase in the average balance of borrowings, partially offset by a decrease in the average balance of certificate accounts and, to a lesser extent, lower total deposit costs.
Interest expense on deposits decreased $332 thousand, or 10.1%, to $3.0 million for the year ended December 31, 2022, compared to $3.3 million for the same period a year ago. The decrease was primarily the result of a decline in the average cost of deposits reflecting reduced market rates paid on deposits through the middle of 2022, partially offset by the change in the mix of deposits in the latter half of 2022 reflecting the impact of the rising interest rate environment. The average cost of total deposits decreased four basis points to 0.37% for the year ended December 31, 2022, from 0.41% for the year ended December 31, 2021.
Interest expense on borrowings and subordinated notes increased $878 thousand, or 130.7%, to $1.6 million for the year ended December 31, 2022, which was comprised of interest expense on subordinated notes and FHLB advances, compared to $672 thousand for the year ended December 31, 2021, which was comprised solely of interest expense on our subordinated notes. Average borrowings and subordinated notes increased $27.3 million, to $38.9 million for the year ended December 31, 2022, which consisted of both FHLB advances and subordinated notes, from $11.6 million for the year ended December 31, 2021, which consisted solely of subordinated notes. The average cost of the subordinated notes and FHLB advances was 3.98% for the year ended December 31, 2022, compared to 5.79% for the year ended December 31, 2021.
Net Interest Income.  Net interest income increased $5.4 million, or 18.0%, to $35.3 million for the year ended December 31, 2022, from $29.9 million for the year ended December 31, 2021. Our net interest margin was 3.89% and 3.43% for the years ended December 31, 2022 and 2021, respectively. The increase in net interest income primarily resulted from the increase in the average loan balance and an increase in the average rate paid on investments and interest-bearing cash, partially offset by an increase in the average balance of and rate paid on interest-bearing liabilities and declines in the average rate paid on loans and the average balance of investments and interest-bearing cash. The increase in net interest margin was primarily due to an increase in yields earned on interest-earning assets exceeding the increase in rates paid on interest-bearing liabilities. During the year ended December 31, 2022, the average yield earned on PPP loans, including the recognition of the net deferred fees for PPP loans repaid and forgiven by the SBA, resulted in a positive impact to the net interest margin of one basis point, compared to a positive impact of 22 basis points from our origination of PPP loans in 2021.
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
A provision for loan losses of $1.2 million was recorded for the year ended December 31, 2022, compared to $425 thousand provision for loan losses for the year ended December 31, 2021. The $800 thousand increase in the provision for loan losses during the year was primarily due to an increase in the average balance of loans held-for-portfolio between the periods, a negative adjustment to the qualitative factors applied to construction and manufactured homes loans as a result of inflation and the impact of the rising interest rate environment, partially offset by a $2.6 million decrease in non-performing loans from December 31, 2021. Our allowance for loan losses as of December 31, 2022, reflects probable and inherent credit losses based upon the economic conditions that existed as of December 31, 2022. Net recoveries for the year ended December 31, 2022 totaled $68 thousand, compared to net charge-offs of $119 thousand for the year ended December 31, 2021.
While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, that future provisions will not exceed past provisions, or that any increased provisions which may be required in the future will not materially impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the adjustment of reserves based upon their judgment of information available to them at the time of their examination.

Noninterest Income.  Noninterest income decreased $2.7 million, or 37.5%, to $4.6 million for the year ended December 31, 2022, as compared to $7.3 million for the year ended December 31, 2021, as reflected below (dollars in thousands):

	Year Ended December 31,		Amount Change	Percent Change
	2022	2021
Service charges and fee income	$2,368	$2,247	$121	5.4%
Earnings on cash surrender value of BOLI	219	416	(197)	(47.4)
Mortgage servicing income	1,242	1,284	(42)	(3.3)
Fair value adjustment on mortgage servicing rights	207	(808)	1,015	(125.6)
Net gain on sale of loans	546	4,190	(3,644)	(87.0)
Total noninterest income	$4,582	$7,329	$(2,747)	(37.5)%
The decrease in noninterest income during the year ended December 31, 2022, compared to the same period in 2021 primarily was due to the decrease in net gain on sale of loans, and decreases in mortgage servicing income and earnings on cash surrender value of BOLI, partially offset by improvement in the fair value adjustment on mortgage servicing rights, and increases in service charges and fees. Net gain on sale of loans decreased due to the decrease in sales volume, primarily due to lower originations due to reduced refinance activity and the rising interest rate environment, in addition to lower gross margins on sale. Loans sold during the year ended December 31, 2022, totaled $20.9 million, compared to $149.4 million during the year ended December 31, 2021. Earnings on cash surrender value of BOLI decreased as a result of declining market values. Mortgage servicing income was lower as a result of our mortgage servicing portfolio decreasing to $472.5 million at December 31, 2022 compared to $508.1 million at December 31, 2021. The increase in the fair value adjustment on mortgage servicing rights was primarily due to the decreased prepayment speeds as a result of the rising interest rate environment. Service charges and fee income increased primarily from higher ATM and consumer deposit activity fees.
Noninterest Expense.  Noninterest expense increased $2.4 million, or 9.4%, to $27.8 million during the year ended December 31, 2022, compared to $25.4 million during the year ended December 31, 2021, as reflected below (dollars in thousands):

	Year Ended December 31,		Amount Change	Percent Change
	2022	2021
Salaries and benefits	$16,415	$14,257	$2,158	15.1%
Operations	5,812	5,765	47	0.8
Regulatory assessments	452	379	73	19.3
Occupancy	1,737	1,748	(11)	(0.6)
Data processing	3,360	3,263	97	3.0
Net gain on OREO and repossessed assets	—	(16)	16	(100.0)
Total noninterest expense	$27,776	$25,396	$2,380	9.4%
Salaries and benefits, the largest driver of noninterest expense, increased primarily due to higher wages, lower deferred compensation and higher medical expenses, partially offset by a decrease in incentive compensation as a result of a lower percentage earned on loans originated, changes to incentive compensation programs, such as the addition of non-production performance requirements, and lower commission expense related to a decline in mortgage originations. Data processing expense increased due to technology investments and contract rate increases. Regulatory assessments increased due to higher FDIC assessments in 2022 as a result of the increase in our asset size.
The efficiency ratio for the year ended December 31, 2022 was 69.65%, compared to 68.18% for the year ended December 31, 2021. The weakening in the efficiency ratio for the year ended December 31, 2022 was primarily due to higher noninterest expense.
Income Tax Expense. The provision for income taxes decreased $200 thousand, or 8.8% to $2.1 million for the year ended December 31, 2022, compared to $2.3 million for the year ended December 31, 2021, due to a lower effective tax rate and a decrease in taxable net income. The effective tax rates for the years ended December 31, 2022 and 2021 were 19.1% and 19.9%, respectively.

Capital and Liquidity
Capital. Shareholders’ equity totaled $97.7 million at December 31, 2022 and $93.4 million at December 31, 2021. In addition to net income of $8.8 million, other sources of capital during 2022 included $223 thousand in proceeds from stock option exercises and $475 thousand related to stock-based compensation. Uses of capital during 2022 included $2.0 million of dividends paid on common stock, other comprehensive loss, net of tax, of $1.3 million and $1.7 million of stock repurchases.
We paid regular quarterly dividends of $0.17 per common share and a special dividend of $0.10 per common share during both 2022 and 2021. This equates to a dividend payout ratio of 23.1% in 2022 and 22.3% in 2021. The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment during 2023 at this rate of $0.17 per share, our average total dividend paid each quarter would be approximately $442 thousand based on the number of our outstanding shares at December 31, 2022.
The dividends, if any, we may pay may be limited as more fully discussed under “Business—How We Are Regulated—Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of this Form 10-K.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans may also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. The Company's current stock repurchase program authorizes us to repurchase up to $4.0 million of Company common stock, of which approximately $2.1 million remained available for future repurchases as of December 31, 2022. The current stock repurchase program is set to expire on July 31, 2023. The actual timing, number and value of shares repurchased under the stock repurchase program will depend on a number of factors, including constraints specified pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC, price, general business and market conditions, and alternative investment opportunities. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” contained in Item 5, Part II of this Form 10-K for additional information relating to stock repurchases.
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

As of December 31, 2022, we had $68.0 million in cash and available-for-sale investment securities and no loans held-for-sale. At December 31, 2022, we had the ability to borrow an additional $199.0 million in FHLB advances and access to additional borrowings of $20.8 million through the Federal Reserve's discount window, in each case subject to certain collateral requirements. We had $43.0 million in outstanding advances with the FHLB at December 31, 2022 and no outstanding borrowings with the Federal Reserve at December 31, 2022. In addition, we also had available $20.0 million of credit facilities with other financial institutions, with no balance outstanding at December 31, 2022. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible. As of December 31, 2022, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us. For additional details, see “Note 10—Borrowings, FHLB Stock and Subordinated Notes” in the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.
In the ordinary course of business, we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such payments as of December 31, 2022. These include payments related to (i) short and long-term borrowings (Note 10—Borrowings, FHLB Stock and Subordinated Notes), (ii) time deposits with stated maturity dates (Note 9—Deposits) (iii) operating leases (Note 12—Leases) and (iv) commitments to extend credit and standby letters of credit (Note 18—Commitments and Contingencies).
In addition, we incur capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on current capital allocation objectives, there are no projects scheduled for capital investments in premises and equipment during the year ending December 31, 2023 that would materially impact liquidity.
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
Sound Financial Bancorp is a holding company and does not conduct operations; its sources of liquidity are generally dividends up-streamed from Sound Community Bank, interest on investment securities, if any, and borrowings from outside sources. Banking regulations may limit the dividends that may be paid to us by Sound Community Bank. See, “Business — How We Are Regulated — Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of this Form 10-K. During the year ended December 31, 2020, the Company completed a private placement of $12.0 million in aggregate principal of subordinated notes resulting in net proceeds, after placement fees and offering expenses, of approximately $11.6 million. The Company contributed $5.5 million of the net proceeds from the sale of the subordinated notes to the Bank and retained the remaining net proceeds to be used for general corporate purposes. At December 31, 2022 Sound Financial Bancorp, on an unconsolidated basis, had $2.2 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.
See also the "Consolidated Statements of Cash Flows" included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K, for further information.

Regulatory Capital. Sound Community Bank is subject to minimum capital requirements imposed by regulations of the FDIC. Capital adequacy requirements are quantitative measures established by regulation that require Sound Community Bank to maintain minimum amounts and ratios of capital. Based on its capital levels at December 31, 2022, Sound Community Bank exceeded these requirements at that date. Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC.
Beginning January 2020, the Bank elected to use the CBLR framework. A bank that elects to use the CBLR framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act will generally be considered "well-capitalized" and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0%. At December 31, 2022, the Bank’s CBLR was 10.83%, which exceeded the minimum requirements. For additional details, see “Note 16—Capital” in the Notes to Consolidated Financial Statements contained in "Item 8. Financial

Statements and Supplementary Data" and "Item 1. Business—How We Are Regulated—Regulation of Sound Community Bank—Capital Rules" of this Form 10-K.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank-only basis and the Federal Reserve expects the holding company's subsidiary banks to be "well-capitalized" under the prompt corrective action regulations. If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2022, Sound Financial Bancorp would have exceeded all regulatory capital requirements. The estimated CBLR calculated for Sound Financial Bancorp at December 31, 2022 was 9.86%.

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
As part of our efforts to monitor and manage interest-rate risk, we maintain an interest-rate risk model and utilize software and resources provided by a third party. The model contains several assumptions that are based upon a combination of proprietary and market data that reflect historical results and current market conditions. These assumptions relate to interest rates, prepayments, deposit decay rates and the market value of certain assets under the various interest-rate scenarios. The model's capital at risk measure, also known as the Economic Value of Equity ("EVE"), evaluates the change in the projected EVE over a two-year period given an immediate increase or decrease in interest rates. The EVE presents a hypothetical valuation of equity and is defined as the present value of projected asset cash flows less the present value of projected liability cash flows. EVE values only the current position of the balance sheet at December 31, 2022, and therefore does not incorporate any new business assumptions that might be inherent in a simulation of net interest income. Our projections generally assume instantaneous parallel shifts upward and downward of the yield curve of 100, 200, 300 and 400 basis points (assuming the downward shift does not result in negative interest rates) occurring immediately. Management and the Board of Directors review these measurements on a quarterly basis to determine whether our interest-rate exposure is within the limits established by the Board of Directors.

Our asset/liability management strategy dictates acceptable limits on the amounts of change in given changes in interest rates. For interest rate increases and decreases of 100, 200, 300 and 400 basis points, our internal policy states that our EVE percentage change should not decrease greater than 10%, 20%, 25% and 30%, respectively and that our EVE ratio should not fall below 9%, 8%, 5% and 5%, respectively. .
As indicated in the following table (dollars in thousands), our EVE shows a liability sensitive position at December 31, 2022. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.

December 31, 2022
Change in Interest Rates in Basis Points (bps)	Economic Value of Equity			EVE Ratio %
	$ Amount	$ Change	% Change
+400	$128,377	$(47,361)	(26.95)%	16.2%
+300	141,031	(34,707)	(19.75)	17.2
+200	152,368	(23,370)	(13.30)	18.1
+100	165,633	(10,105)	(5.75)	19.0
0	175,738	—	—	19.5
-100	181,422	5,684	3.23	19.5
-200	180,306	4,568	2.60	18.8
-300	173,108	(2,630)	(1.50)	17.5
-400	$162,556	(13,182)	(7.50)	16.0%
In addition to monitoring selected measures of EVE, management also monitors effects on net interest income resulting from increases or decrease in rates. This process is used in conjunction with EVE measures to identify excessive interest rate risk. In managing our assets/liability mix, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, we may place somewhat greater emphasis on maximizing our net interest margin than on strictly matching the interest-rate sensitivity of assets and liabilities. Management also believes that the increased net income which may result from an acceptable mismatch in the actual maturity or re-pricing of our asset and liability portfolios can, during periods of declining or stable interest rates, provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch. Management believes that our level of interest-rate risk is acceptable under this approach.
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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Sound Financial Bancorp, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sound Financial Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Allowance for Loan Losses
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for loan losses balance was $7.6 million at December 31, 2022. The allowance for loan losses is maintained to provide for probable incurred losses in the loan portfolio based upon evaluating known and inherent risks in the loan portfolio. The Company incorporates historical loss rate factors, and then the historical loss rate factors are adjusted for qualitative factors. Qualitative factors are used to estimate losses related to factors that are not captured in the historical loss rates and are based on management’s evaluation of available internal and external data and involve significant management judgement. Qualitative factors include changes in lending standards, changes in economic conditions, changes in the nature and volume of loans, changes in lending management, changes in delinquencies, changes in the loan review system, changes in the value of collateral, the existence of concentrations, and the impact of other external factors. Finally, the Company uses internally assigned loan grades to differentiate inherent loss rates and applies additional qualitative factors based on the loan grades to account for loans that represent elevated credit risk.
We identified management’s internally assigned grades of loans and the estimation of qualitative factors, both of which are used in the allowance for loan losses calculation, as critical audit matters. Determination of the assigned loan grades involves significant management judgement. The qualitative factors are used to estimate losses related to factors that are not captured in the historical loss rates and are based on management’s evaluation of available internal and external data and involves significant management judgement. Auditing management’s judgments relating to the determination of internally assigned grades and qualitative factors involved significant audit effort as well as especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.
The primary procedures we performed to address the critical audit matters included:
•Testing design, implementation, and operating effectiveness of internal controls over the accuracy of assigned loan grades.
•Testing a risk-based, targeted selection of loans to evaluate the Company’s loan grading in accordance with its policies, and that the assigned loan grades are reasonable based on current facts and circumstances.
•Obtaining management’s analysis and supporting documentation related to the qualitative factors and testing whether the qualitative factors used in the calculation of the allowance for loan losses are supported by the analysis provided by management.
•Testing the appropriateness of the methodology and assumptions used in the calculation of the allowance for loan losses, including completeness and accuracy of the data used in the calculation, application of the assigned loan grades, and application of the qualitative factors as determined by management and used in the calculation and recalculation of the allowance for loan losses balance.
/s/ Moss Adams LLP
Everett, Washington
March 14, 2023

We have served as the Company’s auditor since 2002.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$57,836	$183,590
Available-for-sale securities, at fair value	10,207	8,419
Held-to-maturity securities, at amortized cost (fair value of $1,810 at December 31, 2022)	2,199	—
Loans held-for-sale	—	3,094
Loans held-for-portfolio	865,981	686,398
Allowance for loan losses	(7,599)	(6,306)
Total loans held-for-portfolio, net	858,382	680,092
Accrued interest receivable	3,083	2,217
Bank-owned life insurance ("BOLI"), net	21,314	21,095
Other real estate owned ("OREO") and repossessed assets, net	659	659
Mortgage servicing rights ("MSR"), at fair value	4,687	4,273
Federal Home Loan Bank ("FHLB") stock, at cost	2,832	1,046
Premises and equipment, net	5,513	5,819
Operating lease right of use assets, net	5,102	5,811
Other assets	4,537	3,576
Total assets	$976,351	$919,691
LIABILITIES
Deposits
Interest-bearing	$635,567	$607,854
Noninterest-bearing demand	173,196	190,466
Total deposits	808,763	798,320
Borrowings	43,000	—
Accrued interest payable	395	200
Operating lease liabilities	5,448	6,242
Other liabilities	8,318	8,571
Advance payments from borrowers for taxes and insurance	1,046	1,366
Subordinated notes, net	11,676	11,634
Total liabilities	878,646	826,333
COMMITMENTS AND CONTINGENCIES (Notes 12 and 18)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,583,619 and 2,613,768 issued and outstanding at December 31, 2022 and 2021, respectively	26	26
Additional paid-in capital	28,004	27,956
Retained earnings	70,792	65,237
Accumulated other comprehensive (loss) income, net of tax	(1,117)	139
Total stockholders' equity	97,705	93,358
Total liabilities and stockholders' equity	$976,351	$919,691
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
INTEREST INCOME
Loans, including fees	$38,177	$33,389
Interest and dividends on investments, cash and cash equivalents	1,618	485
Total interest income	39,795	33,874
INTEREST EXPENSE
Deposits	2,950	3,282
Borrowings	878	—
Subordinated notes	672	672
Total interest expense	4,500	3,954
Net interest income	35,295	29,920
PROVISION FOR LOAN LOSSES	1,225	425
Net interest income after provision for loan losses	34,070	29,495
NONINTEREST INCOME
Service charges and fee income	2,368	2,247
Earnings on cash surrender value of BOLI	219	416
Mortgage servicing income	1,242	1,284
Fair value adjustment on MSRs	207	(808)
Net gain on sale of loans	546	4,190
Total noninterest income	4,582	7,329
NONINTEREST EXPENSE
Salaries and benefits	16,415	14,257
Operations	5,812	5,765
Regulatory assessments	452	379
Occupancy	1,737	1,748
Data processing	3,360	3,263
Net (gain)/loss and expenses on OREO and repossessed assets	—	(16)
Total noninterest expense	27,776	25,396
Income before provision for income taxes	10,876	11,428
Provision for income taxes	2,072	2,272
Net income	$8,804	$9,156
Earnings per common share:
Basic	$3.39	$3.52
Diluted	$3.35	$3.46
Weighted average number of common shares outstanding:
Basic	2,578,496	2,582,775
Diluted	2,613,414	2,626,516
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2022	2021
Net income	$8,804	$9,156
Available for sale securities:
Unrealized losses arising during the year	(1,590)	(128)
Income tax benefit related to unrealized losses	334	27
Other comprehensive loss, net of tax	(1,256)	(101)
Comprehensive income	$7,548	$9,055
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Total Stockholders' Equity
Balance at December 31, 2021	2,613,768	$26	$27,956	$—	$65,237	$139	$93,358
Net income					8,804		8,804
Other comprehensive loss, net of tax benefit						(1,256)	(1,256)
Share-based compensation			475				475
Restricted stock awards issued	9,700						—
Cash dividends on common stock ($0.78 per share)					(2,031)		(2,031)
Common stock repurchased	(46,799)		(516)		(1,218)		(1,734)
Common stock surrendered	(3,541)		(134)				(134)
Restricted shares forfeited	(930)						—
Common stock options exercised	11,421		223				223
Balance at December 31, 2022	2,583,619	$26	$28,004	$—	$70,792	$(1,117)	$97,705

	Shares	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders' Equity
Balance at December 31, 2020	2,592,587	$25	$27,106	$(113)	$58,226	$240	$85,484
Net income					9,156		9,156
Other comprehensive loss, net of tax						(101)	(101)
Share-based compensation			360				360
Restricted stock awards issued	10,168						—
Cash dividends on common stock ($0.78 per share)					(2,039)		(2,039)
Common stock surrendered	(4,091)						—
Common stock repurchased	(3,657)		(46)		(106)		(152)
Restricted shares forfeited	(1,890)						—
Common stock options exercised	20,651		181				182
Allocation of ESOP shares			355	113			468
Balance at December 31, 2021	2,613,768	$26	$27,956	$—	$65,237	$139	$93,358
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,804	$9,156
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net discounts on investments	73	134
Provision for loan losses	1,225	425
Depreciation and amortization	704	676
Compensation expense related to stock options and restricted stock	475	360
Fair value adjustment on mortgage servicing rights	(207)	808
Right of use assets amortization	895	911
Increase in cash surrender value of BOLI	(219)	(416)
Deferred income tax	(149)	(43)
Net gain on sale of loans	(546)	(4,190)
Proceeds from sale of loans held-for-sale	21,251	150,325
Originations of loans held-for-sale	(19,550)	(138,926)
Net gain on OREO and repossessed assets	—	(16)
Change in operating assets and liabilities:
Accrued interest receivable	(866)	37
Other assets	(478)	(202)
Lease liabilities	(980)	(892)
Advances from borrowers for taxes and insurance	(320)	198
Accrued interest payable	195	(169)
Other liabilities	(253)	897
Net cash provided by operating activities	10,054	19,073
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(4,380)	(1,950)
Proceeds from principal payments, maturities and sales of available-for-sale securities	972	3,529
Purchase of HTM investments	(2,226)	—
Proceeds from principal payments, maturities and sales of HTM securities	27	—
FHLB stock purchased	(1,786)	(169)
Net increase in loans	(177,784)	(73,238)
Purchase of BOLI	—	(6,091)
Purchases of premises and equipment, net	(398)	(225)
Proceeds from sale of OREO and other repossessed assets	—	35
Net cash used in investing activities	(185,575)	(78,109)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	10,443	50,339
Proceeds from borrowings	43,000	—
Common stock repurchases	(1,734)	(152)
Allocation of ESOP shares	—	468
Dividends paid on common stock	(2,031)	(2,039)
Purchase of stock surrendered to pay tax liability	(134)	—
Proceeds from common stock option exercises	223	182
Net cash provided by financing activities	49,767	48,798
Net change in cash and cash equivalents	(125,754)	(10,238)
Cash and cash equivalents, beginning of period	183,590	193,828
Cash and cash equivalents, end of period	$57,836	$183,590
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$2,010	$2,895
Interest paid on deposits, borrowings and subordinated debt	4,305	4,123
Loans transferred from loans held-for-portfolio to OREO and repossessed assets	—	84
ROU assets obtained in exchange for new operating lease liabilities	186	—
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1—Organization and Significant Accounting Policies
Sound Financial Bancorp, a Maryland corporation (“Sound Financial Bancorp”), is the parent holding company for its wholly owned subsidiary, Sound Community Bank (the “Bank”) and the Bank's wholly-owned subsidiary, Sound Community Insurance Agency, Inc. Substantially all of Sound Financial Bancorp's business is conducted through Sound Community Bank, a Washington state-chartered commercial bank. As a Washington commercial bank that is not a member of the Federal Reserve System, the Bank's regulators are the Washington State Department of Financial Institutions (“WDFI”) and the Federal Deposit Insurance Corporation (“FDIC”). As a bank holding company, Sound Financial Bancorp is regulated by the Board of Governors of the Federal Reserve System ("Federal Reserve"). Sound Financial Bancorp’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank. References to the “Company,” “we,” “us,” and “our” mean Sound Financial Bancorp and the Bank unless the context otherwise requires.
Subsequent events – The Company has evaluated subsequent events for potential recognition and disclosure. See “Note 21—Subsequent Events” for further information.
Basis of Presentation and Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the fair value of MSRs, valuations of impaired loans and OREO, and the realization of deferred taxes.
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
Investment securities – Investment securities are classified as either held-to-maturity (“HTM”) or available-for-sale (“AFS”). Securities classified as HTM are those that the Company has the positive intent and ability to hold until maturity. These securities are carried at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Securities not classified as HTM or trading are considered AFS securities. AFS securities may be sold to implement the Company's asset/liability management strategies and/or in response to changes in interest rates and similar factors. AFS securities are reported at fair value. Dividend and interest income on investment securities are recognized when earned.
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
Loans held-for-portfolio – The Company originates mortgage, commercial, and consumer loans to clients. A substantial portion of the loan portfolio is represented by loans secured by real estate located throughout the Puget Sound region, especially King, Snohomish and Pierce Counties, and in Clallam and Jefferson Counties of Washington State. The ability of the Company's debtors to honor their contracts is dependent upon employment, real estate and general economic conditions in these areas.
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
Allowance for loan losses – The allowance for loan losses is a reserve established through a provision for loan losses charged to expense and represents management's best estimate of probable incurred losses within the existing loan portfolio as of the balance sheet date. The level of the allowance reflects management's view of trends in loan loss activity, current loan portfolio quality and present economic, political and regulatory conditions. Portions of the allowance may be allocated for specific loans; however, the allowance is available for any loan that is charged off. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans (or portions thereof) deemed to be uncollectible. Loan charge-offs are recognized when management believes the collectability of the principal balance outstanding is unlikely. Full or partial charge-offs on collateral dependent impaired loans are generally recognized when the collateral is deemed to be insufficient to support the carrying value of the loan.
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
Federal Home Loan Bank stock – The Company is a member of the FHLB of Des Moines. FHLB stock represents the Company's investment in the FHLB and is carried at par value, which reasonably approximates its fair value. As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2022 and 2021, the Company's minimum required investment in FHLB stock was $2.8 million and $1.0 million, respectively. Typically, the Company may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.
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
Off-balance-sheet credit-related financial instruments – In the normal course of operations, the Company engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments, letters of credit and lines of credit. Such financial instruments are recorded when they are funded. The Company also maintains a separate allowance for off-balance sheet credit commitments. Management estimates anticipated losses using historical data and utilization assumptions. The allowance for off-balance sheet credit commitments totaled $336 thousand and $405 thousand at December 31, 2022 and 2021, respectively, and is included in other liabilities on the consolidated balance sheets.
Advertising costs – The Company expenses advertising costs as they are incurred. Advertising costs, including other marketing expenses were $390 thousand and $415 thousand for the years ended December 31, 2022 and 2021, respectively.
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

Intangible assets – At December 31, 2022 and 2021, the Company had $67 thousand and $97 thousand, respectively, of identifiable intangible assets included in other assets as a result of the acquisition of deposits from other institutions. These assets are amortized using the straight-line method over a period of eight to ten years and have a remaining weighted average life of 2.3 years. Management reviews intangible assets for impairment on an annual basis, or whenever events occur or circumstances change indicating the carrying amount of the intangible asset may not be recoverable. No impairment losses have been recognized in the periods presented.
Employee stock ownership plan – The Company sponsors an internally-leveraged ESOP. As shares are committed to be released, compensation expense is recorded equal to the market price of the shares, and the shares become outstanding for purposes of earnings per share calculations. Cash dividends on allocated shares (those credited to ESOP participants' accounts) are recorded as a reduction of stockholders' equity and distributed directly to participants' accounts. Cash dividends on unallocated shares (those held by the ESOP not yet credited to participants' accounts) are used to pay administrative expenses and debt service requirements of the ESOP. See "Note 14—Employee Benefits" for further information.
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
Earnings Per Common Share – Earnings per share is computed using the two-class method. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding any participating securities. Participating securities include unvested restricted shares. Unvested restricted shares are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as the holders of the Company's common stock. Diluted earnings per share is computed by dividing net income available to common stockholders adjusted for reallocation of undistributed earnings of unvested restricted shares by the weighted average number of common shares determined for the basic earnings per share plus the dilutive effect of common stock equivalents using the treasury stock method based on the average market price for the period. Some stock options are anti-dilutive and therefore are not included in the calculation of diluted earnings per share.
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

Reclassifications – Certain amounts reported in prior years consolidated financial statements may be reclassified to conform to the current presentation. The results of the reclassifications are typically not considered material and have no effect on previously reported net income, earnings per share or stockholders' equity. There were no reclassifications to prior year amounts in the current year.

Note 2—Accounting Pronouncements Recently Issued or Adopted
On March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, "Reference Rate Reform" ("Topic 848"). This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update apply to modifications to eligible contracts (e.g., loans, debt securities, derivatives, borrowings) that replace a reference rate affected by reference rate reform (including rates referenced in fallback provisions) and contemporaneous modifications of other contract terms related to the replacement of the reference rate (including contract modifications to add or change fallback provisions). The following optional expedients for applying the requirements of certain Topics or Industry Subtopics in the Codification are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: 1) Modifications of contracts within the scope of Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; 2) Modifications of contracts within the scope of Topics 840, Leases, and 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate (for example, the incremental borrowing rate) or remeasurements of lease payments that otherwise would be required under those Topics for modifications not accounted for as separate contracts; and 3) Modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic 815-15, Derivatives and Hedging— Embedded Derivatives. In January 2021, ASU 2021-01 updated amendments in the new ASU to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification. The amendments in this ASU have differing effective dates, beginning with interim period including and subsequent to March 12, 2020 through December 31, 2022. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance in November 2018, ASU No. 2018-19, April 2019, ASU 2019-04, May 2019, ASU 2019-05, November 2019, ASU 2019-11, February 2020, ASU 2020-02, and March 2020, ASU 2020-03, all of which clarifies codification and corrects unintended application of the guidance. This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. Financial assets that this guidance will apply to include loans receivable, held-to-maturity debt securities, unfunded loan commitments, and certain other financial assets measured at amortized cost. Under this ASU, available-for-sale debt securities are evaluated for impairment if fair value is less than amortized cost, with any estimated credit losses recorded through a credit loss expense and an allowance, rather than a write-down of the investment. Changes in fair value that are not credit-related will continue to be recorded in other comprehensive income. The change in allowance recognized as a result of adoption will occur using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. The FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), delaying implementation of ASU No. 2016-13 for SEC smaller reporting company filers until fiscal years beginning after December 15, 2022. The Company meets the requirements of a smaller reporting company and delayed implementation of ASU No. 2016-13. This guidance became effective on January 1, 2023. The Company currently intends to phase the impact of Topic 326 into regulatory capital over three years in accordance with a final ruling effective April 2019 adopted by the Federal Reserve and other U.S. banking agencies.
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the accounting guidance for troubled debt restructured loans (“TDRs”) by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the ASU requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. This ASU will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, upon the Company’s adoption of the amendments in ASU 2016-13, which is commonly referred to as the current expected credit loss methodology. The Company adopted this standard on January 1, 2023.

Note 3—Restricted Cash
Federal Reserve System ("Federal Reserve") regulations previously required that the Company maintain certain minimum reserve balances either as cash on hand or on deposit with the Federal Reserve Bank, based on a percentage of deposits. In March 2020, the Federal Reserve announced that it would be reducing the reserve requirement for all depository institutions to zero percent effective March 26, 2020; therefore, there was no reserve requirement at December 31, 2022 and 2021.

Note 4—Investments
The amortized cost and fair value of available-for-sale securities and the corresponding amounts of gross unrealized gains and losses at December 31, 2022 and 2021 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2022
Treasury bills	$1,596	$—	$(2)	$1,594
Municipal bonds	6,434	16	(1,029)	5,421
Agency mortgage-backed securities	3,591	1	(400)	3,192
Total available-for-sale securities	$11,621	$17	$(1,431)	$10,207

December 31, 2021
Municipal bonds	$5,931	$148	$(13)	$6,066
Agency mortgage-backed securities	2,312	53	(12)	2,353
Total available-for-sale securities	$8,243	$201	$(25)	$8,419
The amortized cost and fair value of our HTM securities and the corresponding amounts of gross unrealized gains and losses at December 31, 2022 are shown in the table below (in thousands). There were no HTM securities at December 31, 2021.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2022
Municipal bonds	$705	$—	$(169)	$536
Agency mortgage-backed securities	1,494	—	(219)	1,274
Total	$2,199	$—	$(388)	$1,810

The amortized cost and fair value of AFS and HTM securities at December 31, 2022, by contractual maturity, are shown below (in thousands). Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	December 31, 2022
	Available-for-sale			Held-to-maturity
	Amortized Cost	Fair Value	Weighted-Average Yield	Amortized Cost	Fair Value	Weighted-Average Yield
Due within one year	$1,596	$1,594	2.86%	$—	$—	—%
Due in one to five years	151	151	3.57	—	—	—
Due after five to ten years	1,226	1,235	5.26	—	—	—
Due after ten years	5,057	4,035	2.73	705	536	3.04
Mortgage-backed securities	3,591	3,192	3.07	1,494	1,274	2.51
Total	$11,621	$10,207	3.14%	$2,199	$1,810	2.68%
There were no pledged securities at December 31, 2022 and 2021. There were no sales of AFS securities during the years ended December 31, 2022 and 2021. There were no sales of HTM securities during the years ended December 31, 2022 and 2021.
The following tables summarize the aggregate fair value and gross unrealized loss by length of time of those investments that have been in a continuous unrealized loss position at December 31, 2022 and 2021 (in thousands).

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities
Treasury bills	$1,594	$(2)	$—	$—	$1,594	$(2)
Municipal bonds	2,506	(641)	1,246	(388)	3,752	(1,029)
Agency mortgage-backed securities	2,666	(314)	292	(86)	2,958	(400)
Total available-for-sale securities	$6,766	$(957)	$1,538	$(474)	$8,304	$(1,431)
Held-to-maturity securities
Municipal bonds	$536	$(169)	$—	$—	$536	$(169)
Agency mortgage-backed securities	1,274	(219)	—	—	1,274	(219)
Total held-to-maturity securities	$1,810	$(388)	$—	$—	$1,810	$(388)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$1,632	$(13)	$—	$—	$1,632	$(13)
Agency mortgage-backed securities	—	—	402	(12)	402	(12)
Total	$1,632	$(13)	$402	$(12)	$2,034	$(25)

There were no credit losses recognized in earnings during the years ended December 31, 2022 and 2021 relating to the Company's securities.
At December 31, 2022, the total securities portfolio consisted of one treasury bill security, 11 municipal bonds and 12 agency mortgage-backed securities with a total portfolio fair value of $12.0 million. At December 31, 2021, the securities portfolio consisted of 10 agency mortgage-backed securities and 10 municipal bonds with a fair value of $8.4 million. At December 31, 2022, there were 16 securities in an unrealized loss position for less than 12 months, and three securities in an unrealized loss position for more than 12 months. At December 31, 2021, there were two securities in an unrealized loss position for less than 12 months, and one security in an unrealized loss position for more than 12 months. For both the 2022 and 2021 periods, the unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. The unrealized losses on these investments are not considered OTTI losses during the years ended December 31, 2022 and 2021, because the decline in fair value is not attributable to credit quality and because we do not intend, and it is not likely that we will be required, to sell these securities before recovery of their amortized cost basis.

Note 5—Loans
The composition of the loan portfolio, excluding loans held-for-sale, at December 31, 2022 and 2021 is as follows (in thousands):

	December 31,
	2022	2021
Real estate loans:
One-to-four family	$274,638	$207,660
Home equity	19,548	13,250
Commercial and multifamily	313,358	278,175
Construction and land	116,878	63,105
Total real estate loans	724,422	562,190
Consumer loans:
Manufactured homes	26,953	21,636
Floating homes	74,443	59,268
Other consumer	17,923	16,748
Total consumer loans	119,319	97,652
Commercial business loans	23,815	28,026
Total loans	867,556	687,868
Premiums for purchased loans(1)	973	897
Deferred fees	(2,548)	(2,367)
Total loans, gross	865,981	686,398
Allowance for loan losses	(7,599)	(6,306)
Total loans, net	$858,382	$680,092
(1)Includes premiums resulting from purchased loans of $507 thousand related to one-to-four family loans, $320 thousand related to commercial and multifamily loans, and $146 thousand related to commercial business loans as of December 31, 2022. Includes premiums resulting from purchased loans of $556 thousand related to one-to-four family loans, $181 thousand related to commercial and multifamily loans, and $160 thousand related to commercial business loans as of December 31, 2021.

The Company was automatically authorized to participate in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), as a qualified lender since the inception of the program. As of December 31, 2022, the Bank had funded PPP loans totaling $119.2 million, $17 thousand of which remained outstanding at December 31, 2022 compared to $4.2 million outstanding at December 31, 2021. PPP loans are included in commercial business loans above. PPP loans are 100% guaranteed by the SBA. The PPP ended May 31, 2021.

The Company purchased $2.6 million of commercial business loan participations with United States Department of Agriculture guarantees during the year ended December 31, 2022. During the year ended December 31, 2021, the Company purchased $24.1 million of one-to-four family real estate loans and $4.3 million of commercial business loan participations with United States Department of Agriculture guarantees.
The following table presents the balance in the allowance for loan losses and the unpaid principal balance in loans, net of partial charge-offs by portfolio segment and based on impairment method at December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Allowance: Individually Evaluated for Impairment	Allowance: Collectively Evaluated for Impairment	Ending Balance	Loans Held for Investment: Individually Evaluated for Impairment	Loans Held for Investment: Collectively Evaluated for Impairment	Ending Balance
One-to-four family	$102	$1,669	$1,771	$3,746	$270,892	$274,638
Home equity	5	127	132	210	19,338	19,548
Commercial and multifamily	—	2,501	2,501	—	313,358	313,358
Construction and land	3	1,206	1,209	358	116,520	116,878
Manufactured homes	52	410	462	187	26,766	26,953
Floating homes	—	456	456	—	74,443	74,443
Other consumer	22	302	324	343	17,580	17,923
Commercial business	—	256	256	—	23,815	23,815
Unallocated	—	488	488	—	—	—
Total	$184	$7,415	$7,599	$4,844	$862,712	$867,556

	December 31, 2021
	Allowance: Individually Evaluated for Impairment	Allowance: Collectively Evaluated for Impairment	Ending Balance	Loans Held for Investment: Individually Evaluated for Impairment	Loans Held for Investment: Collectively Evaluated for Impairment	Ending Balance
One-to-four family	$112	$1,290	$1,402	$4,066	$203,594	$207,660
Home equity	7	86	93	215	13,035	13,250
Commercial and multifamily	—	2,340	2,340	2,380	275,795	278,175
Construction and land	4	646	650	68	63,037	63,105
Manufactured homes	144	331	475	221	21,415	21,636
Floating homes	—	372	372	493	58,775	59,268
Other consumer	26	284	310	106	16,642	16,748
Commercial business	—	269	269	176	27,850	28,026
Unallocated	—	395	395	—	—	—
Total	$293	$6,013	$6,306	$7,725	$680,143	$687,868

The following tables summarize the activity in the allowance for loan losses for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31, 2022
	Beginning Allowance	Charge-offs	Recoveries	Provision/(Recapture)	Ending Allowance
One-to-four family	$1,402	$—	$99	$270	$1,771
Home equity	93	—	58	(19)	132
Commercial and multifamily	2,340	—	—	161	2,501
Construction and land	650	—	—	559	1,209
Manufactured homes	475	—	12	(25)	462
Floating homes	372	—	—	84	456
Other consumer	310	(118)	17	115	324
Commercial business	269	(6)	6	(13)	256
Unallocated	395	—	—	93	488
	$6,306	$(124)	$192	$1,225	$7,599

	Year ended December 31, 2021
	Beginning Allowance	Charge-offs	Recoveries	Provision/(Recapture)	Ending Allowance
One-to-four family	$1,063	$(76)	$—	$415	$1,402
Home equity	147	(8)	6	(52)	93
Commercial and multifamily	2,370	—	—	(30)	2,340
Construction and land	578	—	—	72	650
Manufactured homes	529	(2)	3	(55)	475
Floating homes	328	—	—	44	372
Other consumer	288	(50)	6	66	310
Commercial business	291	—	2	(24)	269
Unallocated	406	—	—	(11)	395
	$6,000	$(136)	$17	$425	$6,306
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
When the Company classifies problem loans as either substandard or doubtful, it may establish a specific allowance in an amount we deem prudent to address the risk specifically (if the loan is impaired) or it may allow the loss to be addressed in the general allowance (if the loan is not impaired). General allowances represent loss reserves which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When the Company classifies problem loans as a loss, it charges-off such loans in the period in which they are deemed uncollectible. Assets that do not currently expose the Company to sufficient risk to warrant classification as substandard or doubtful, but possess identified weaknesses are classified as either watch or special mention loans. Determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC, the Bank's federal regulator, and the WDFI, the Bank's state banking regulator, both of whom can order the establishment of additional loss allowances. Pass rated loans are loans that are not otherwise classified or criticized.

The following tables represent the internally assigned grades at December 31, 2022 and 2021, by type of loan (in thousands):

	December 31, 2022
	One-to-four Family	Home Equity	Commercial and Multifamily	Construction and Land	Manufactured Homes	Floating Homes	Other Consumer	Commercial Business	Total
Grade:
Pass	$271,295	$19,230	$291,677	$109,484	$26,583	$74,443	$17,661	$22,853	$833,226
Watch	279	2	7,538	4,037	134	—	—	161	12,151
Special Mention	—	—	4,096	—	—	—	—	—	4,096
Substandard	3,064	316	10,047	3,357	236	—	262	801	18,083
Total	$274,638	$19,548	$313,358	$116,878	$26,953	$74,443	$17,923	$23,815	$867,556

	December 31, 2021
	One-to-four Family	Home Equity	Commercial and Multifamily	Construction and Land	Manufactured Homes	Floating Homes	Other Consumer	Commercial Business	Total
Grade:
Pass	$203,883	$12,904	$233,300	$56,310	$21,137	$58,171	$16,728	$23,713	$626,146
Watch	363	23	32,770	4,347	305	—	—	3,561	41,369
Special Mention	—	—	4,553	830	—	604	—	211	6,198
Substandard	3,414	323	7,552	1,618	194	493	20	541	14,155
Total	$207,660	$13,250	$278,175	$63,105	$21,636	$59,268	$16,748	$28,026	$687,868
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
The following table presents the recorded investment in nonaccrual loans at December 31, 2022 and 2021, by type of loan (in thousands):

	December 31,
	2022	2021
One-to-four family	$2,135	$2,207
Home equity	142	140
Commercial and multifamily	—	2,380
Construction and land	324	33
Manufactured homes	96	122
Floating homes	—	493
Other consumer	262	—
Commercial business	—	176
Total	$2,959	$5,552

The following table represents the aging of the recorded investment in past due loans at December 31, 2022, by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$393	$289	$1,934	$—	$2,616	$272,022	$274,638
Home equity	115	—	116	—	231	19,317	19,548
Commercial and multifamily	7,198	—	—	—	7,198	306,160	313,358
Construction and land	1,210	—	296	—	1,506	115,372	116,878
Manufactured homes	261	155	52	—	468	26,485	26,953
Floating homes	—	—	—	—	—	74,443	74,443
Other consumer	360	5	—	—	365	17,558	17,923
Commercial business	4	—	—	—	4	23,811	23,815
Total	$9,542	$449	$2,398	$—	$12,389	$855,167	$867,556
The following table represents the aging of the recorded investment in past due loans at December 31, 2021, by type of loan (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$1,805	$58	$87	$—	$1,950	$205,710	$207,660
Home equity	—	—	140	—	140	13,110	13,250
Commercial and multifamily	—	—	—	—	—	278,175	278,175
Construction and land	837	—	—	—	837	62,268	63,105
Manufactured homes	123	—	59	—	182	21,454	21,636
Floating homes	—	—	244	—	244	59,024	59,268
Other consumer	2	76	—	—	78	16,670	16,748
Commercial business	6	—	176	—	182	27,844	28,026
Total	$2,773	$134	$706	$—	$3,613	$684,255	$687,868

Nonperforming Loans. Loans are considered nonperforming when they are placed on nonaccrual, or are greater than 90 days past due and still accruing.
The following table represents the credit risk profile based on payment activity as of the dates indicated, by type of loan (in thousands):

	December 31, 2022
	One-to-four Family	Home Equity	Commercial and Multifamily	Construction and Land	Manufactured Homes	Floating Homes	Other Consumer	Commercial Business	Total
Performing	$272,503	$19,406	$313,358	$116,554	$26,857	$74,443	$17,661	$23,815	$864,597
Nonperforming	2,135	142	—	324	96	—	262	—	2,959
Total	$274,638	$19,548	$313,358	$116,878	$26,953	$74,443	$17,923	$23,815	$867,556

	December 31, 2021
	One-to-four Family	Home Equity	Commercial and Multifamily	Construction and Land	Manufactured Homes	Floating Homes	Other Consumer	Commercial Business	Total
Performing	$205,453	$13,110	$275,795	$63,072	$21,514	$58,775	$16,748	$27,850	$682,316
Nonperforming	2,207	140	2,380	33	122	493	—	176	5,552
Total	$207,660	$13,250	$278,175	$63,105	$21,636	$59,268	$16,748	$28,026	$687,868
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
Impaired loans at December 31, 2022 and 2021, by type of loan were as follows (in thousands):

	December 31, 2022
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$3,758	$3,038	$708	$3,746	$102
Home equity	210	142	68	210	5
Construction and land	358	324	34	358	3
Manufactured homes	187	93	94	187	52
Other consumer	343	261	82	343	22
Total	$4,856	$3,858	$986	$4,844	$184

	December 31, 2021
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$4,177	$3,109	$957	$4,066	$112
Home equity	215	140	75	215	7
Commercial and multifamily	2,380	2,380	—	2,380	—
Construction and land	68	33	35	68	4
Manufactured homes	221	44	177	221	144
Floating homes	493	493	—	493	—
Other consumer	106	—	106	106	26
Commercial business	176	176	—	176	—
Total	$7,836	$6,375	$1,350	$7,725	$293
The following table provides the average recorded investment and interest income on impaired loans for the year ended December 31, 2022 and 2021, by type of loan (in thousands):

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to-four family	$3,628	$106	$3,471	$198
Home equity	216	16	287	16
Commercial and multifamily	1,405	—	617	138
Construction and land	124	20	111	4
Manufactured homes	202	15	239	17
Floating homes	98	—	508	18
Other consumer	299	17	110	5
Commercial business	69	—	318	2
Total	$6,041	$174	$5,661	$398

Forgone interest on nonaccrual loans was $174 thousand and $138 thousand for the year ended December 31, 2022 and 2021, respectively.
Troubled debt restructurings. TDRs, accounted for under ASC 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. Once a TDR has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, we remove the TDR from nonperforming status. Loans classified as TDRs totaled $2.0 million and $2.6 million at December 31, 2022 and 2021, respectively, and are included in impaired loans. The Company has granted, in its TDRs, a variety of concessions to borrowers in the form of loan modifications. The modifications granted can generally be described in the following categories:
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
There were two loans totaling $155 thousand that were modified as a TDR during the year ended December 31, 2022. The following TDR loans were paid off during the year ended December 31, 2022: two one-to-four family loans totaling $597 thousand, one commercial loan totaling $176 thousand, one consumer loan totaling $17 thousand, and one manufactured home loan totaling $15 thousand.
There were no TDRs for which there was a payment default within the first 12 months of modification during the year ended December 31, 2022 and 2021.
There were no TDRs that were charged off during the year ended December 31, 2022 and one commercial business TDR loan totaling $45 thousand that was charged off during the year ended December 31, 2021.
The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified into TDRs.
Related Parties and Regulatory Matters. In the ordinary course of business, the Company makes loans to its employees, officers and directors. Certain loans to employees, officers and directors are offered at discounted rates as compared to other clients as permitted by federal regulations. Employees, officers, and directors are eligible for mortgage loans with an adjustable rate that resets annually to 1.0% - 1.5% over the Bank's rolling cost of funds. Employees, officers and directors are also eligible for consumer loans that are 1.00% below the market loan rate at the time of origination. Director and officer loans are summarized as follows (in thousands):

	December 31,
	2022	2021
Balance, beginning of period	$4,365	$3,995
Advances	100	—
New / (reclassified) loans, net	(822)	551
Repayments	(315)	(181)
Balance, end of period	$3,328	$4,365
At December 31, 2022 and 2021, loans totaling $16.4 million and $7.3 million, respectively, represented real estate secured loans that had current loan-to-value ratios above supervisory guidelines.

Note 6—Mortgage Servicing Rights
The unpaid principal balances underlying the Company’s MSR portfolio totaled $472.5 million at December 31, 2022, compared to $508.1 million at December 31, 2021. Of this total balance, the unpaid principal balance of loans serviced for Federal National Mortgage Association (“Fannie Mae”) at December 31, 2022 and 2021 was $470.3 million and $504.1 million, respectively. The unpaid principal balances of loans serviced for other financial institutions at December 31, 2022 and 2021, totaled $2.2 million and $4.0 million, respectively. Loans serviced for Fannie Mae and others are not included in the Company’s financial statements as they are not assets of the Company.

A summary of the change in the balance of mortgage servicing assets at December 31, 2022 and 2021 were as follows (in thousands):

	December 31,
	2022	2021
Beginning balance, at fair value	$4,273	$3,780
Servicing rights that result from transfers and sale of financial assets	207	1,301
Changes in fair value:
Due to changes in model inputs or assumptions(1)	207	(808)
Ending balance, at fair value	$4,687	$4,273
(1) Includes changes due to collection/realization of expected cash flows and curtailments.
The key economic assumptions used in determining the fair value of MSRs at December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Prepayment speed (Public Securities Association "PSA" model)	132%	205%
Weighted-average life	7.5 years	5.8 years
Yield to maturity discount rate	12.5%	12.5%
The amount of contractually specified servicing, late and ancillary fees earned on the MSRs are included in “Mortgage servicing income” on the Consolidated Statements of Income and totaled $1.2 million and $1.3 million for the years ended December 31, 2022 and 2021, respectively.
See "Note 1—Organization and Significant Accounting Policies" and "Note 11— Fair Measurements" for additional information on MSRs.

Note 7—Premises and Equipment
Premises and equipment at December 31, 2022 and 2021 are summarized as follows (in thousands):

	December 31,
	2022	2021
Land	$920	$920
Buildings and improvements	7,168	7,059
Furniture and equipment	6,092	5,804
	14,180	13,783
Less: Accumulated depreciation and amortization	(8,667)	(7,964)
Premises and equipment, net	$5,513	$5,819
Depreciation and amortization expense was $704 thousand and $676 thousand for the years ended December 31, 2022 and 2021, respectively.
The Company leases office space in several buildings as well as certain equipment. See "Note 12—Leases" for additional information on our leased facilities and equipment.

Note 8—Other Real Estate Owned and Repossessed Assets
The following table presents activity related to OREO and other repossessed assets for the years ended December 31, 2022 and 2021 (in thousands).

	Year Ended December 31,
	2022	2021
Beginning balance, January 1	$659	$594
Additions to OREO and repossessed assets	—	84
Sales	—	(19)
Ending balance, December 31	$659	$659
As of December 31, 2022, there were four one-to-four family loans totaling $1.6 million that were in process of foreclosure.

Note 9—Deposits
A summary of deposit accounts with the corresponding weighted-average cost of funds at December 31, 2022 and 2021, are presented below (dollars in thousands):

	December 31, 2022		December 31, 2021
	Deposit Balance	Wtd. Avg Rate	Deposit Balance	Wtd. Avg Rate
Noninterest-bearing demand	$170,549	—%	$187,684	—%
Interest-bearing demand	254,982	0.21	307,061	0.19
Savings	95,641	0.05	103,401	0.08
Money market	74,639	0.28	91,670	0.21
Certificates	210,305	0.97	105,722	1.57
Escrow (1)	2,647	—	2,782	—
Total	$808,763	0.37%	$798,320	0.41%
(1)Escrow balances shown in “Noninterest-bearing deposits” on the Consolidated Balance Sheets.
Scheduled maturities of time deposits at December 31, 2022, are as follows (in thousands):

Year Ending December 31,	Amount
2023	$169,273
2024	33,138
2025	5,042
2026	2,049
2027	791
Thereafter	12
$210,305
Savings, demand, and money market accounts have no contractual maturity. Certificates of deposit have maturities of six years or less.
The aggregate amount of time deposits in denominations of more than $250 thousand at December 31, 2022 and 2021, totaled $56.1 million and $19.1 million, respectively. Deposits in excess of $250 thousand are not federally insured. There were no brokered deposits outstanding at December 31, 2022 and 2021.
Deposits from related parties held by the Company were $8.1 million and $4.9 million at December 31, 2022 and 2021, respectively.

Note 10—Borrowings, FHLB Stock and Subordinated Notes
The Company utilizes a loan agreement with the FHLB of Des Moines, the terms of which call for a blanket pledge of a portion of the Company's mortgage and commercial and multifamily portfolios based on the outstanding balance. At December 31, 2022 and 2021, the maximum amount available to borrow under this credit facility was $442.1 million and $417.7 million, respectively, subject to eligible pledged collateral. At December 31, 2022, the credit facility was collateralized as follows: one-to-four family mortgage loans with an advance equivalent of $204.1 million, commercial and multifamily mortgage loans with an advance equivalent of $45.4 million and home equity loans with an advance equivalent of $505 thousand. At December 31, 2021, the credit facility was collateralized as follows: one-to-four family mortgage loans with an advance equivalent of $59.7 million, commercial and multifamily mortgage loans with an advance equivalent of $52.9 million and home equity loans with an advance equivalent of $482 thousand. The Company had $43.0 million of outstanding overnight borrowings under this arrangement at December 31, 2022 and none at December 31, 2021. The weighted-average interest rate of the Company's borrowings under this arrangement was 2.14% and 0.00% for the years ended December 31, 2022 and 2021, respectively. The maximum amount outstanding from FHLB advances during 2022 was $114.0 million and during 2021 was zero. The average balance outstanding was $27.3 million during 2022 and zero during 2021.
The Company had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $8.0 million and $11.5 million at December 31, 2022 and 2021, respectively, to secure public deposits. At December 31, 2022 and 2021, the remaining amount available to borrow from the FHLB of Des Moines was $199.0 million and $101.5 million, respectively.
As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in the FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances. At December 31, 2022 and 2021, the Company had an investment of $2.8 million and $1.0 million, respectively, in FHLB of Des Moines stock.
The Company participates in the Federal Reserve Bank Borrower-in-Custody program, which gives the Company access to the discount window. The terms of the program call for a pledge of specific assets. The Company pledges commercial and consumer loans as collateral for this borrower-in-custody line of credit. The Company had unused borrowing capacity of $20.8 million and $22.4 million under the borrower-in-custody program at December 31, 2022 and 2021, respectively. The Company had no outstanding borrowings under the program at December 31, 2022 and 2021.
The Company has access to an unsecured Fed Funds line of credit from the Pacific Coast Banker's Bank. The line has a one-year term maturing on June 30, 2023 and is renewable annually. At December 31, 2022, the amount available under this line of credit was $20.0 million. There was no balance on this line of credit at December 31, 2022 or 2021.
Sound Financial Bancorp completed a private placement of $12.0 million in aggregate principal of 5.25% Fixed-to-Floating Rate Subordinated Notes (the "subordinated notes") due 2030 resulting in net proceeds, after placement fees and offering expenses, of approximately $11.6 million during the year ended December 31, 2020. The subordinated notes have a stated maturity of October 1, 2030 and bear interest at a fixed rate of 5.25% per year until October 1, 2025. From October 1, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term secured overnight financing rate (“SOFR”), plus 513 basis points. As provided in the subordinated notes, the interest rate on the subordinated notes during the applicable floating rate period may be determined based on a rate other than three-month term SOFR. Prior to October 1, 2025, Sound Financial Bancorp may redeem the subordinated notes, in whole but not in part, only under certain limited circumstances set forth in the subordinated notes. On or after October 1, 2025, Sound Financial Bancorp may redeem the subordinated notes, in whole or in part, at its option, on any interest payment date. Any redemption by Sound Financial Bancorp would be at a redemption price equal to 100% of the principal amount of the subordinated notes being redeemed, together with any accrued and unpaid interest on the subordinated notes being redeemed to but excluding the date of redemption. The subordinated notes are unsecured obligations and are subordinated in right of payment to all existing and future indebtedness, deposits and other liabilities of Sound Financial Bancorp 's current and future subsidiaries, including the Bank’s deposits as well as Sound Financial Bancorp 's subsidiaries' liabilities to general creditors and liabilities arising during the ordinary course of business. The subordinated notes may be included in Tier 2 capital for Sound Financial Bancorp under current regulatory guidelines and interpretations. At December 31, 2022 and 2021, subordinated notes included $324 thousand and $366 thousand of unamortized debt issuance costs.

Note 11—Fair Value Measurements
The Company determines the fair values of its financial instruments based on the requirements established in ASC 820, Fair Value Measurements, which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. The Company’s fair values for financial instruments at December 31, 2022 and 2021 were determined based on these requirements.
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
Held-to-maturity securities – The fair value is based on quoted market prices, if available.  If quoted market prices are not available, management utilizes third-party pricing services or broker quotations from dealers in the specific instruments.  Level 2 securities include those traded on an active exchange, as well as U.S. government securities.
Loans held-for-sale - The fair value of fixed-rate one-to-four family loans is based on whole loan forward prices obtained from government sponsored enterprises. At December 31, 2022 and December 31, 2021, loans held-for-sale were carried at cost, as no impairment was required.
Loans held-for-portfolio - The estimated fair value of loans-held-for portfolio consists of a credit adjustment to reflect the estimated adjustment to the carrying value of the loans due to credit-related factors and a yield adjustment, to reflect the estimated adjustment to the carrying value of the loans due to a differential in yield between the portfolio loan yields and estimated current market rate yields on loans with similar characteristics. The estimated fair values of loans held-for-portfolio reflect exit price assumptions. The liquidity premium/discounts are part of the valuation for exit pricing.
Mortgage servicing rights –The fair value of MSRs is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds, discount rates, and delinquency rate assumptions as inputs.
FHLB stock - The estimated fair value is equal to the par value of the stock.
Non-maturity deposits - The estimated fair value is equal to the carrying amount.
Time deposits - The estimated fair value of time deposits is based on the difference between interest costs paid on the Company’s time deposits and current market rates for time deposits with comparable characteristics.
Borrowings - The fair value of borrowings are estimated using the contractual cash flows of each debt instrument discounted using the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no transfers between levels during the years ended December 31, 2022 and 2021.

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether or not recognized or recorded at fair value, as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$57,836	$57,836	$57,836	$—	$—
Available for sale securities	10,207	10,207	—	10,207	—
Held-to-maturity securities	2,199	1,810	—	1,810	—
Loans held-for-portfolio, net	858,382	801,153	—	—	801,153
Mortgage servicing rights	4,687	4,687	—	—	4,687
FHLB Stock	2,832	2,832	—	2,832	—
FINANCIAL LIABILITIES:
Non-maturity deposits	598,458	598,458	—	598,458	—
Time deposits	210,305	209,965	—	209,965	—
Borrowings	43,000	43,000	—	43,000	—
Subordinated notes	11,676	10,420	—	10,420	—

	December 31, 2021		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$183,590	$183,590	$183,590	$—	$—
Available for sale securities	8,419	8,419	—	8,419	—
Loans held-for-sale	3,094	3,094	—	3,094	—
Loans held-for-portfolio, net	680,092	675,154	—	—	675,154
Mortgage servicing rights	4,273	4,273	—	—	4,273
FHLB Stock	1,046	1,046	—	1,046	—
FINANCIAL LIABILITIES:
Non-maturity deposits	692,598	692,598	—	692,598	—
Time deposits	105,722	106,834	—	106,834	—
Subordinated notes	11,634	11,634	—	11,634	—

The following tables present the balance of assets measured at fair value on a recurring basis at December 31, 2022 and 2021 (in thousands):

	Fair Value at December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Treasury bills	$1,594	$—	$1,594	$—
Municipal bonds	5,421	—	5,421	—
Agency mortgage-backed securities	3,192	—	3,192	—
MSRs	4,687	—	—	4,687

	Fair Value at December 31, 2021
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$6,066	$—	$6,066	$—
Agency mortgage-backed securities	2,353	—	2,353	—
MSRs	4,273	—	—	4,273
The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2022:

Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
MSRs	Discounted cash flow	Prepayment speed assumption	119%-461% (132%)
		Discount rate	10.5%-14.5% (12.5%)
The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2021:

Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
MSRs	Discounted cash flow	Prepayment speed assumption	204%-344% (205%)
		Discount rate	10.5%-14.5% (12.5%)
Generally, any significant increases in the constant prepayment rate and discount rate utilized in the fair value measurement of the MSRs will result in a negative fair value adjustment (and decrease in the fair value measurement). Conversely, a decrease in the constant prepayment rate and discount rate will result in a positive fair value adjustment (and increase in the fair value measurement). An increase in the weighted average life assumptions will result in a decrease in the constant prepayment rate and conversely, a decrease in the weighted average life will result in an increase of the constant prepayment rate. As a result of the difficulty in observing certain significant valuation inputs affecting our “Level 3” fair value assets, we are required to make judgments regarding these items’ fair values. Different persons in possession of the same facts may reasonably arrive at different conclusions as to the inputs to be applied in valuing these assets and their fair values. Such differences may result in significantly different fair value measurements.
There were no assets or liabilities (excluding MSRs) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2022 and 2021.

MSRs are measured at fair value using significant unobservable input (Level 3) on a recurring basis and a reconciliation of this asset can be found in "Note 6—Mortgage Servicing Rights."

The following table presents the balance of assets measured at fair value on a nonrecurring basis (in thousands):

	Fair Value at December 31, 2022
Description	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$659	$—	$—	$659
Impaired loans	4,844	—	—	4,844

	Fair Value at December 31, 2021
Description	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$659	$—	$—	$659
Impaired loans	7,725	—	—	7,725
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at December 31, 2022 and 2021.
The following table provides a description of the valuation technique, observable input, and qualitative information about the unobservable inputs for the Company's assets classified as Level 3 and measured at fair value on a nonrecurring basis at December 31, 2022:

December 31, 2022
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
(2) Excludes TDRs.

Note 12—Leases
We have operating leases for branch locations, loan production offices, and our corporate office. The lease term for our leases begins on the date we become legally obligated for the rent payments or we take possession of the building, whichever is earlier. Generally, our real estate leases have initial terms of three to 10 years and typically include one renewal option. Our leases have remaining terms of five months to 6.5 years. The operating leases require us to pay property taxes and operating expenses for the properties.
The following table represents the Consolidated Balance Sheet classification of the Company’s lease right of use assets and lease liabilities at December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Operating lease right of use assets	$5,102	$5,811
Operating lease liabilities	5,448	6,242

The following table represents the components of lease expense for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease expense:
Office leases	$1,119	$1,134
Sublease income	(11)	(11)
Net lease expense	$1,108	$1,123
The following table represents the maturity of lease liabilities at December 31, 2022 (in thousands):

December 31, 2022
Office Leases
Operating Lease Commitments
2022	$1,051
2023	1,031
2024	884
2025	864
2026	881
Thereafter	1,196
Total lease payments	5,907
Less: Present value discount	459
Present value of lease liabilities	$5,448
Lease term and discount rate by lease type at December 31, 2022 and 2021 consist of the following:

	December 31,
	2022	2021
Weighted-average remaining lease term:
Office leases	6.1 years	7.0 years
Weighted-average discount rate (annualized):
Office leases	2.63%	2.67%
Supplemental cash flow information related to leases for the years ended December 31, 2022 and 2021 was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows
Office leases	$1,067	$1,042

Note 13—Earnings Per Share
Earnings per share are summarized for the years ended December 31, 2022 and 2021 as follows (in thousands, except per share data):

	Year Ended December 31,
	2022	2021
Net income	$8,804	$9,156
LESS: Participating dividends - Unvested RSAs	(14)	(14)
LESS: Income allocated to participating securities - Unvested RSAs	(47)	(49)
Net income available to common stockholders - basic	8,743	9,093
ADD BACK: Income allocated to participating securities - Unvested RSAs	47	49
LESS: Income reallocated to participating securities - Unvested RSAs	(47)	(48)
Net income available to common stockholders - diluted	$8,743	$9,094

Weighted average number of shares outstanding, basic	2,578,496	2,582,775
Effect of potentially dilutive common shares	34,918	43,741
Weighted average number of shares outstanding, diluted	2,613,414	2,626,516

Earnings per share, basic	$3.39	$3.52
Earnings per share, diluted	$3.35	$3.46
There were 2,612 anti-dilutive securities for the year ended December 31, 2022. There were no anti-dilutive securities for the year ended December 31, 2021.

Note 14—Employee Benefits
The Company has a 401(k) retirement plan that allows employees to defer a portion of their salary into the 401(k) plan. The Company matches a portion of employees' salary deferrals. 401(k) plan costs are accrued and funded on a current basis. The Company contributed $259 thousand and $230 thousand to the plan for the years ended December 31, 2022 and 2021, respectively.
The Bank maintains a deferred compensation account for the benefit of Ms. Stewart, established in 1994 in connection with an incentive plan which is no longer active. Ms. Stewart was fully vested in her benefits under this plan as of January 2005. Pursuant to the terms of the plan, payments in an amount equal to the fair market value of the assets in the deferred compensation account shall be made to Ms. Stewart (or to her designated beneficiary in the event of her death) in 120 equal monthly installments commencing on the last day of the month following the month in which her employment with the Bank is terminated. In the event of the death of Ms. Stewart and her designated beneficiary prior to the account being fully paid, the remaining value of the account shall be paid in a lump sum to the beneficiary’s estate. The assets in the deferred compensation account consist of cash, which is held in a certificate of deposit at the Bank and earns interest at market rates. At both December 31, 2022 and 2021, the amount held in the certificates of deposit at the Bank was $111 thousand.
The Bank maintains a nonqualified deferred compensation plan (the “NQDC Plan”), which became effective on January 1, 2017. The purpose of the NQDC Plan is to provide a select group of management or highly-compensated employees of the Bank with an opportunity to defer the receipt of up to eighty percent (80%) of their annual base salary, bonus, performance-based compensation and any commission income and to assist the Company in attracting, retaining and motivating employees of high caliber and experience. In addition to elective deferrals, the Bank may make discretionary and other contributions to be credited to the account of any or all participants, subject to the vesting requirements set forth in the NQDC Plan. Discretionary contributions by the Bank become 100% vested upon the completion of three years of service from a participant’s effective date of participation in the NQDC Plan (with accelerated vesting upon death, disability or a change in control), while other Bank contributions (including matching contributions) vest at the rate of 20% per year, beginning with the participant’s two-year anniversary of his or her date of hire. During the years ended December 31, 2022, and 2021, the Bank made discretionary contributions to the NQDC Plan of $205 thousand and $93 thousand, respectively.
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
Under the terms of SERP 1, as amended, Ms. Stewart is entitled to receive $53,320 per year for life commencing on the first day of the month following her separation from service (as defined in SERP 1) for any reason from Sound Community Bank, subject to a six-month delay if required by Section 409A of the Internal Revenue Code. No payments will be made under SERP 1 in the event of Ms. Stewart's death and any payments that have commenced will cease upon death. In the event Ms. Stewart is involuntarily terminated in connection with a change in control (as defined in SERP 1), she will be entitled to receive the annual benefit described in the first sentence of this paragraph commencing upon such termination, subject to a six-month delay if required by Section 409A of the Internal Revenue Code.
Under the terms of SERP 2, as amended, upon Ms. Stewart's termination of employment with Sound Community Bank for any reason other than death, she will be entitled to receive additional retirement benefits each month for life commencing on the first day of the month following her separation from service (as defined in SERP 2) from Sound Community Bank, subject to a six-month delay if required by Section 409A of the Internal Revenue Code. The additional retirement benefits will equal the amount payable from the annuity underlying SERP 2, which benefits would equal $99,450 per year as of December 31, 2022. In the event of Ms. Stewart's death prior to the commencement of the additional retirement benefits, her beneficiary will be entitled to a single lump sum payment within 90 days thereafter in an amount equal to the Bank's accrual for her retirement benefit under SERP 2 as of the date of death, or approximately $1.1 million at December 31, 2022. If a change in control occurs (as defined in SERP 2), Ms. Stewart will receive her full retirement benefit under SERP 2 commencing upon the first day of the month following her separation from service from Sound Community Bank, subject to a six-month delay if required by Section 409A of the Internal Revenue Code.
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
At December 31, 2022, awards for stock options totaling 283,484 shares and awards for restricted stock totaling 150,971 shares of Company common stock have been granted in the aggregate, net of any forfeitures, under the 2008 Plan and 2013 Plan to participants. During the years ended December 31, 2022 and 2021, share-based compensation expense totaled $475 thousand and $360 thousand, respectively.
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
The following is a summary of the Company's stock option plan award activity during the period ended December 31, 2022:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at January 1, 2022	91,316	$24.59	4.77	$1,772,667
Granted	12,800	42.85
Exercised	(11,421)	19.52
Forfeited	(918)	34.92
Expired	(252)	35.13
Outstanding at December 31, 2022	91,525	27.64	4.65	1,109,392
Exercisable	70,559	24.57	3.59	1,046,742
Expected to vest, assuming a 0% forfeiture rate over the vesting term	91,525	$27.64	4.65	$1,109,392
At December 31, 2022, there was $112 thousand of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.5 years. The total intrinsic value of the shares exercised during the years ended December 31, 2022 and 2021 was $207 thousand and $447 thousand, respectively.
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The fair value of options granted in 2022 and 2021 were determined using the following weighted-average assumptions as of the grant date.

	Year Ended December 31,
	2022	2021
Annual dividend yield	1.59%	1.60%
Expected volatility	26.48%	21.67%
Risk-free interest rate	1.64%	0.60%
Expected term	6.00 years	6.50 years
Weighted-average grant date fair value per option granted	$9.95	$5.64
Restricted Stock Awards
The fair value of the restricted stock awards is equal to the fair value of the Company's common stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. The restricted stock awards granted under the 2008 Plan vest in 20% annual increments commencing one year from the grant date. The restricted stock awards granted to date under the 2013 Plan provide for immediate vesting of a portion of the award with the balance of the award vesting on the anniversary date of each of the grant date in equal annual installments over periods of one to four years subject to the continued service of the participant with the Company.

The following is a summary of the Company's non-vested restricted stock awards for the year ended December 31, 2022:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-vested at January 1, 2022	17,586	$34.02
Granted	9,700	42.85
Vested	(8,477)	36.34
Forfeited	(930)	35.58
Expired	—	—
Non-vested at December 31, 2022	17,879	37.63	$39.27
Expected to vest assuming a 0% forfeiture rate over the vesting term	17,879	$37.63	$39.27
At December 31, 2022, there was $403 thousand of unrecognized compensation cost related to non-vested restricted stock granted under the Plan. The cost is expected to be recognized over the weighted-average vesting period of 2.4 years. The total fair value of shares vested for the years ended December 31, 2022 and 2021 was $308 thousand and $265 thousand, respectively.
Employee Stock Ownership Plan
In January 2008, the ESOP borrowed $1.2 million from the Company to purchase common stock of the Company, which was paid in full in 2017. In August 2012, in conjunction with the Company's conversion to a full stock company from the mutual holding company structure, the ESOP borrowed an additional $1.1 million from the Company to purchase common stock of the Company. The loan for $1.1 million was being repaid principally by the Bank through contributions to the ESOP over a period of 10 years. The interest rate on the loan is fixed at 2.25%, per annum. At December 31, 2022, the remaining balance of the ESOP loan was zero.
Neither the loan balance nor the related interest expense is reflected on the consolidated financial statements.
For the year ended December 31, 2021, the ESOP was committed to release 11,340 shares of the Company's common stock to participants. There were no unallocated ESOP shares remaining to be released subsequent to December 31, 2021. The funds to purchase shares in the ESOP come from contributions the Bank makes up to twice a year to the Plan. For the years ended December 31, 2022 and 2021, the ESOP trustee purchased 19,438 shares and 7,343 shares of the Company's common stock for inclusion in the Plan. The number of allocated shares was 155,135 and 131,805 at December 31, 2022 and 2021, respectively. The fair value of the 155,135 restricted shares held by the ESOP trust was $6.4 million at December 31, 2022. ESOP compensation expense included in salaries and benefits was $820 thousand and $781 thousand for the years ended December 31, 2022 and 2021, respectively.

Note 15—Income Taxes
The provision for income taxes at December 31, 2022 and 2021 was as follows (in thousands):

	December 31,
	2022	2021
Current	$2,221	$2,315
Deferred	(149)	(43)
Total tax expense	$2,072	$2,272

A reconciliation of the provision for income taxes for the years ended December 31, 2022 and 2021, with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes, is as follows (dollars in thousands):

	Year Ended December 31,
	2022	2021
Provision at statutory rate	$2,282	$2,400
Tax-exempt income	(169)	(203)
Other	(41)	75
	$2,072	$2,272
Federal Tax Rate	21.0%	21.0%
Tax exempt rate	(1.6)	(1.8)
Other	(0.3)	0.7
Effective tax rate	19.1%	19.9%
The following table reflects the temporary differences that gave rise to the components of the Company's deferred tax assets at December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Deferred tax assets
Deferred compensation and supplemental retirement	$401	$381
Equity based compensation	159	120
Intangible assets	38	46
Lease liabilities	1,075	1,311
Unrealized loss on securities	297	—
Allowance for loan losses	1,596	1,324
Other, net	109	71
Total deferred tax assets	3,675	3,253
Deferred tax liabilities
Prepaid expenses	(159)	(100)
FHLB stock dividends	(40)	(40)
Unrealized gain on securities	—	(37)
Depreciation	(108)	(165)
Mortgage servicing rights	(493)	(568)
Deferred loan costs	(952)	(739)
Right of use assets	(1,056)	(1,220)
Total deferred tax liabilities	(2,808)	(2,869)
Net deferred tax asset	$867	$384
At December 31, 2022 and 2021, the Company had no unrecognized tax benefits. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in "Provision for income taxes" in the Consolidated Statements of Income. During the years ended December 31, 2022 and 2021, the Company recognized no interest and penalties related to income taxes.
The Company or its subsidiary files an income tax return in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2019.

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
At December 31, 2022, according to the most recent notification from the FDIC, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.
As of January 1, 2020, the Bank elected to use the Community Bank Leverage Ratio (“CBLR”) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. To be eligible to utilize the CBLR, the Bank must have total consolidated assets of less than $10 billion, off-balance sheet exposures of 25% or less of its total consolidated assets, and trading assets and trading liabilities of 5.0% or less of its total consolidated assets, all as of the end of the most recent quarter. Under the CBLR framework, a bank will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a CBLR greater than 9.0%. A bank electing the framework that ceases to meet any qualifying criteria in a future period and that has a leverage ratio greater than 8% will be allowed a grace period of two reporting periods to satisfy the CBLR qualifying criteria or comply with the generally applicable capital requirements. A bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rule. At December 31, 2022, the Bank’s CBLR was 10.83%.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank-only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations. If Sound Financial Bancorp was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2022, Sound Financial Bancorp would have exceeded all regulatory capital requirements. The estimated CBLR calculated for Sound Financial Bancorp at December 31, 2022 was 9.86%
During the years ended December 31, 2022 and 2021, the Company repurchased a total of 46,799 and 3,657 shares of Company common stock at an average price of $37.05 and $41.68 per share pursuant to the Company’s stock repurchase program, leaving $2.1 million available for future repurchase under the existing program.

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
Financial instruments whose contract amount represents credit risk were as follow (in thousands):

	December 31,
	2022	2021
Residential mortgage commitments	$3,184	$6,663
Unfunded construction commitments	65,072	89,797
Unused lines of credit	32,793	35,036
Irrevocable letters of credit	275	151
Total loan commitments	$101,323	$131,647
At December 31, 2022, fixed-rate loan commitments totaled $3.2 million and had a weighted-average interest rate of 7.60%. At December 31, 2021, fixed-rate loan commitments totaled $6.7 million and had a weighted-average interest rate of 4.27%.
At December 31, 2022 and 2021, the Company had letters of credit issued by the FHLB with a notional amount of $8.0 million and $11.5 million, respectively, in order to secure Washington State Public Funds.
In the ordinary course of business, the Company sells loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, and fraud. When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no defects, the Company has no commitment to repurchase the loan. At December 31, 2022 and 2021, the maximum amount of these guarantees totaled $472.5 million and $508.1 million, respectively. These amounts represent the unpaid principal balances of the Company's loans serviced for others' portfolios. There were no loans repurchased during the year ended December 31, 2022 and $284 thousand of loans repurchased during the year ended 2021.
The Company pays certain medical, dental, prescription, and vision claims for its employees, on a self-insured basis. The Company has purchased stop-loss insurance to cover claims that exceed stated limits and has recorded estimated reserves for the ultimate costs for both reported claims and claims incurred but not reported, which were not considered significant at December 31, 2022. At December 31, 2022, the Company recorded $227 thousand of stop loss medical insurance claims exceeding stated coverage limits which offset our medical expense during the year ended December 31, 2022.
At various times, the Company may be the defendant in various legal proceedings arising in connection with its business. It is the opinion of management that the financial position and the results of operations of the Company will not be materially adversely affected by the outcome of any currently pending legal proceedings and that adequate provision has been made in the accompanying consolidated balance sheets.

Note 19—Parent Company Financial Information
The Balance Sheets, Statements of Income, and Statements of Cash Flows for Sound Financial Bancorp (Parent Only) are presented below (dollars in thousands):

Balance sheets	December 31,
	2022	2021
Assets
Cash and cash equivalents	$2,152	$4,215
Investment in Sound Community Bank	107,467	100,986
Other assets	85	58
Total assets	$109,704	$105,259
Liabilities and Stockholders' Equity
Subordinated notes, net	$11,676	$11,634
Other liabilities	323	267
Total liabilities	11,999	11,901
Stockholders' equity	97,705	93,358
Total liabilities and stockholders' equity	$109,704	$105,259

Statements of Income	Year Ended December 31,
	2022	2021
Dividend from subsidiary	$2,623	$—
Interest expense on subordinated notes	(672)	(673)
Other expenses	(715)	(550)
Income (loss) before income tax benefit and equity in undistributed net income of subsidiary	1,236	(1,223)
Income tax benefit	306	257
Equity in undistributed earnings of subsidiary	7,232	9,690
Net income	$8,774	$8,724

Statements of Cash Flows	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$8,774	$8,724
Adjustments to reconcile net income to net cash provided by operating activities:
Other, net	71	(78)
Expense allocation to holding company	(134)	—
Equity in undistributed earnings of subsidiary	(7,232)	(9,690)
Net cash used in operating activities	1,479	(1,044)
Cash flows from investing activities:
ESOP shares released	—	431
Net cash provided by investing activities	—	431
Cash flows from financing activities:
Dividends paid	(2,031)	(2,039)
Repurchase of stock	(1,734)	(152)
Stock options exercised	223	182
Net cash used in financing activities	(3,542)	(2,009)
Net decrease in cash	(2,063)	(2,622)
Cash and cash equivalents at beginning of year	4,215	6,837
Cash and cash equivalents at end of year	$2,152	$4,215

Note 20—Revenue from Contracts with Customers
All of the Company's revenue from contracts with customers in the scope of ASC 606—Revenue from Contracts with Customers ("ASC 606") is recognized in Noninterest Income with the exception of the net loss on OREO and repossessed assets, which is included in Noninterest Expense. The following table presents the Company's sources of Noninterest Income for the year ended December 31, 2022 and 2021 (in thousands). Items outside of the scope of ASC 606 are noted as such.

	Year Ended December 31,
	2022	2021
Noninterest income:
Service charges and fee income
Account maintenance fees	$324	$311
Transaction-based and overdraft service charges	446	356
Debit/ATM interchange fees	1,394	1,322
Credit card interchange fees	40	27
Loan fees (a)	119	178
Other fees (a)	45	53
Total service charges and fee income	2,368	2,247
Earnings on cash surrender value of bank-owned life insurance (a)	219	416
Mortgage servicing income (a)	1,242	1,284
Fair value adjustment on MSRs (a)	207	(808)
Net gain on sale of loans (a)	546	4,190
Total noninterest income	$4,582	$7,329
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
Net loss on OREO and repossessed assets
We record a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed of trust. When the Bank finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on sale, we adjust the transaction price and related gain or loss on sale if a significant financing component is present. The Company generated income/incurred expenses, net of gain/losses on sale of OREO, on our OREO properties of $0 and $(16) thousand for the years ended December 31, 2022 and 2021, respectively, included under noninterest expense on the Consolidated Statements of Income.

Note 21—Subsequent Events
On January 27, 2023, the Company declared on Company common stock a quarterly cash dividend of $0.17 per common share, payable on February 23, 2023 to stockholders of record at the close of business February 9, 2023.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”), was carried out under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, and several other members of the Company’s senior management as of December 31, 2022. Based on this evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022 in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, we concluded that, as of December 31, 2022, the Company's internal control over financial reporting was effective based on those criteria.
(c) Changes in Internal Controls over Financial Reporting
As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Directors
Information concerning the Company's directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2023, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
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
Audit Committee and Audit Committee Financial Expert. Sound Financial Bancorp has an Audit Committee that is appointed by the Board of Directors to provide assistance to the Board in fulfilling its oversight responsibility relating to the integrity of our consolidated financial statements and the financial reporting processes, the systems of internal accounting and financial controls, compliance with legal and regulatory requirements, the annual independent audit of our consolidated financial statements, the independent auditors' qualifications and independence, the performance of our internal audit function and independent auditors and any other areas of potential financial risk to Sound Financial Bancorp specified by its Board of Directors. The Audit Committee also is responsible for the appointment, retention and oversight of our independent auditors, including pre-approval of all audit and non-audit services to be performed by the independent auditors. During 2022, the Audit Committee was comprised of Directors Jones (chair), Carney, Riojas and Haddad, each of whom is "independent" as that term is defined for audit committee members in the Nasdaq Rules. The Board of Directors has determined that Director Jones is an "audit committee financial expert" as defined in Item 407(e) of Regulation S-K of the Securities and Exchange Commission and that all of the Audit Committee members meet the financial literacy requirements under the NASDAQ listing standards. Additional information concerning the Audit Committee is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2023, (except for information contained under the heading "Report of the Audit Committee"), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 11.    Executive Compensation
Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2023, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2023, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of Sound Financial Bancorp.
Equity Compensation Plan Information. The following table sets forth information at December 31, 2022 with respect to the Company’s equity compensation plans, all of which were approved by the Company’s shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (1)
Equity Incentive Plan approved by security holders	91,525	$27.64	34,369
Equity Incentive Plan not approved by security holders	—	—	—
Total	91,525	$27.64	34,369
(1) Includes 16,143 shares available for issuance for stock awards, other than awards of stock options and stock appreciation rights.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2023, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 14.    Principal Accountant Fees and Services
Information concerning principal accountant fees and services is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2023, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
(a)(1) List of Financial Statements
The following are contained in Item 8:
Report of Independent Registered Public Accounting Firm (Moss Adams LLP, Everett WA, PCAOB ID: 659)
Consolidated Balance Sheets at December 31, 2022 and 2021
Consolidated Statements of Income for the Years Ended December 31, 2022 and 2021
Consolidated Statements of Comprehensive Income for the Years December 31, 2022 and 2021
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021
Notes to Consolidated Financial Statements
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

21	Subsidiaries of Sound Financial Bancorp, Inc. 1994 (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 12, 2020 (File No. (001-35633))
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (included on signature page)
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification
101	The following financial statements from the Sound Financial Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of equity (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(c) Financial Statements Schedules - None

Item 16. Form 10-K Summary - None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: March 14, 2023	By:	/s/ Laura Lee Stewart
Laura Lee Stewart, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wes Ochs
Wes Ochs
Executive Vice President/Chief Strategy Officer and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jennifer L. Mallon
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

/s/ Laura Lee Stewart	/s/ Wes Ochs
Laura Lee Stewart, President, Chief Executive Officer and Director	Wes Ochs, Executive Vice President/Chief Strategy Officer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
Date: March 14, 2023	Date: March 14, 2023

/s/ Jennifer L. Mallon	/s/ Tyler K. Myers
Jennifer L. Mallon, Senior Vice President/Chief Accounting Officer	Tyler K. Myers, Chairman of the Board
(Principal Accounting Officer)	Date: March 14, 2023
Date: March 14, 2023

/s/ David S. Haddad, Jr.	/s/ Robert F. Carney
David S. Haddad, Jr., Director	Robert F. Carney, Director
Date: March 14, 2023	Date: March 14, 2023

/s/ Debra Jones	/s/ Rogelio Riojas
Debra Jones, Director	Rogelio Riojas, Director
Date: March 14, 2023	Date: March 14, 2023

/s/ James E. Sweeney
James E. Sweeney, Director
Date: March 14, 2023