Form 10-Q
period 2023-03-31
Sound Financial Bancorp, Inc.
filed 2023-05-15
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
As of May 10, 2023, there were 2,601,137 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$81,580	$57,836
Available-for-sale securities, at fair value	8,601	10,207
Held-to-maturity securities, at amortized cost	2,190	2,199
Loans held-for-sale	1,414	—
Loans held-for-portfolio	870,545	865,981
Allowance for credit losses on loans	(8,532)	(7,599)
Total loans held-for-portfolio, net	862,013	858,382
Accrued interest receivable	3,152	3,083
Bank-owned life insurance (“BOLI”), net	21,465	21,314
Other real estate owned (“OREO”) and repossessed assets, net	575	659
Mortgage servicing rights, at fair value	4,587	4,687
Federal Home Loan Bank (“FHLB”) stock, at cost	2,583	2,832
Premises and equipment, net	5,370	5,513
Right of use assets	5,200	5,102
Other assets	5,633	4,537
Total assets	$1,004,363	$976,351
LIABILITIES
Deposits
Interest-bearing	$668,568	$635,567
Noninterest-bearing demand	173,079	173,196
Total deposits	841,647	808,763
Borrowings	35,000	43,000
Accrued interest payable	385	395
Lease liabilities	5,543	5,448
Other liabilities	9,398	8,318
Advance payments from borrowers for taxes and insurance	2,099	1,046
Subordinated notes, net	11,686	11,676
Total liabilities	905,758	878,646
COMMITMENTS AND CONTINGENCIES (NOTE 7)	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,601,443 and 2,583,619 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	26	26
Additional paid-in capital	28,251	28,004
Retained earnings	71,362	70,792
Accumulated other comprehensive loss, net of tax	(1,034)	(1,117)
Total stockholders’ equity	98,605	97,705
Total liabilities and stockholders’ equity	$1,004,363	$976,351
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
INTEREST INCOME
Loans, including fees	$11,381	$8,075
Interest and dividends on investments, cash and cash equivalents	793	138
Total interest income	12,174	8,213
INTEREST EXPENSE
Deposits	2,136	427
Borrowings	499	—
Subordinated notes	168	168
Total interest expense	2,803	595
Net interest income	9,371	7,618
PROVISION FOR CREDIT LOSSES	10	140
Net interest income after provision for credit losses	9,361	7,478
NONINTEREST INCOME
Service charges and fee income	581	549
Earnings on cash surrender value of bank-owned life insurance	151	21
Mortgage servicing income	299	320
Fair value adjustment on mortgage servicing rights	(140)	268
Net gain on sale of loans	78	365
Total noninterest income	969	1,523
NONINTEREST EXPENSE
Salaries and benefits	4,485	4,167
Operations	1,441	1,299
Regulatory assessments	153	101
Occupancy	459	432
Data processing	993	821
Net loss (gain) on OREO and repossessed assets	84	—
Total noninterest expense	7,615	6,820
Income before provision for income taxes	2,715	2,181
Provision for income taxes	547	458
Net income	$2,168	$1,723

Earnings per common share:
Basic	$0.84	$0.66
Diluted	$0.83	$0.65
Weighted-average number of common shares outstanding:
Basic	2,578,413	2,602,168
Diluted	2,604,043	2,640,359
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$2,168	$1,723
Available for sale securities:
Unrealized gains (losses) arising during the period	105	(770)
Income tax (expense) benefit related to unrealized gains (losses)	(22)	162
Other comprehensive income (loss), net of tax	83	(608)
Comprehensive income	$2,251	$1,115

See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2023 and 2022 (unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss), net of tax	Total Stockholders’ Equity
Balance, at December 31, 2022	2,583,619	$26	$28,004	$70,792	$(1,117)	$97,705
Impact of adoption of Accounting Standards Update (“ASU”) 2016-13	—	—	—	(1,149)	—	(1,149)
Net income	—	—	—	2,168	—	2,168
Other comprehensive income, net of tax	—	—	—	—	83	83
Share-based compensation	—	—	192	—	—	192
Restricted stock awards issued	8,850	—	—	—	—	—
Cash dividends paid on common stock ($0.17 per share)	—	—	—	(442)	—	(442)
Common stock repurchased	(204)	—	(2)	(7)	—	(9)
Common stock surrendered	(4,750)	—	(190)	—	—	(190)
Restricted stock forfeited	(425)	—	—	—	—	—
Common stock options exercised	14,353	—	247	—	—	247
Balance, at March 31, 2023	2,601,443	$26	$28,251	$71,362	$(1,034)	$98,605

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss), net of tax	Total Stockholders’ Equity
Balance, at December 31, 2021	2,613,768	$26	$27,956	$65,237	$139	$93,358
Net income	—	—	—	1,723	—	1,723
Other comprehensive loss, net of tax	—	—	—	—	(608)	(608)
Share-based compensation	—	—	203	—	—	203
Restricted stock awards issued	9,700	—	—	—	—	—
Cash dividends paid on common stock ($0.27 per share)	—	—	—	(709)	—	(709)
Common stock repurchased	(4,008)		(48)	(112)		(160)
Common stock surrendered	(100)	—	—	—	—	—
Restricted stock forfeited	(250)	—	—	—	—	—
Common stock options exercised	2,421	—	43	—	—	43
Balance, at March 31, 2022	2,621,531	$26	$28,154	$66,139	$(469)	$93,850
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,168	$1,723
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net discounts on investments	17	24
Provision for credit losses	10	140
Depreciation and amortization	178	173
Compensation expense related to stock options and restricted stock	192	203
Fair value adjustment on mortgage servicing rights	140	(268)
Right of use assets amortization	236	34
Change in lease liabilities	(239)	(31)
Change in cash surrender value of BOLI	(151)	(21)
Net change in advances from borrowers for taxes and insurance	1,053	485
Net gain on sale of loans	(78)	(365)
Proceeds from sale of loans held-for-sale	3,906	12,424
Originations of loans held-for-sale	(5,282)	(12,118)
Net loss (gain) on OREO and repossessed assets	84	—
Change in operating assets and liabilities:
Accrued interest receivable	(69)	100
Other assets	(1,273)	(35)
Accrued interest payable	(10)	(162)
Other liabilities	1,080	598
Net cash provided by operating activities	1,962	2,904
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	—	(2,803)
Proceeds from principal payments, maturities and sales of available-for-sale securities	1,704	215
Purchase of held-to-maturity securities	—	(2,226)
Proceeds from principal payments of held-to-maturity securities	9	3
Net increase in loans	(4,636)	(21,382)
Purchases of premises and equipment, net	(35)	(84)
Net cash used in investing activities	(2,958)	(26,277)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	32,884	37,771
Repayment of borrowings	(8,000)	—
FHLB stock redeemed/(purchased)	249	(71)
Common stock repurchases	(9)	(160)
Purchase of stock surrendered to pay tax liability	(190)	—
Dividends paid on common stock	(442)	(709)
Proceeds from common stock option exercises	247	43
Net cash provided by financing activities	24,739	36,874
Net change in cash and cash equivalents	23,743	13,501
Cash and cash equivalents, beginning of period	57,836	183,590
Cash and cash equivalents, end of period	$81,579	$197,091
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid on deposits and borrowings	2,813	757
ROU assets obtained in exchange for new operating lease liabilities	334	—
Impact of adoption of ASU 2016-13 on retained earnings	(1,149)	—
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
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 14, 2023 (“2022 Form 10-K”). The results for the interim periods are not necessarily indicative of results for a full year or any other future period.
Certain amounts in the prior period’s consolidated financial statements have been reclassified to conform to the current presentation. These classifications do not have an impact on previously reported consolidated net income, stockholders’ equity or earnings per share.
We have not made any changes in our significant accounting policies from those disclosed in the 2022 Form 10-K, except for the accounting for debt securities, the allowance for credit losses (“ACL”) on loans and unfunded commitments, and loan modifications as described below.
Allowance for Credit Losses on Investment Securities. The ACL on investment securities is determined for both the held-to-maturity and available-for-sale classifications of the investment portfolio in accordance with Accounting Standards Codification (“ASC”) 326 - Financial Instruments - Credit Losses. For available-for-sale investment securities, we perform a quarterly qualitative evaluation for securities in an unrealized loss position to determine if, for those investments in an unrealized loss position, the decline in fair value is credit related or non-credit related. In determining whether a security’s decline in fair value is credit related, we consider a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) downgrades in credit ratings; (iv) payment structure of the security, (v) the ability of the issuer of the security to make scheduled principal and interest payments and (vi) general market conditions, which reflect prospects for the economy as a whole, including interest rates and sector credit spreads. If it is determined that the unrealized loss can be attributed to credit loss, we record the amount of credit loss through a charge to provision for credit losses in current period earnings. However, the amount of credit loss recorded in current period earnings is limited to the amount of the total unrealized loss on the security, which is measured as the amount by which the security’s fair value is below its amortized cost. If it is likely we will be required to sell the security in an unrealized loss position, the total amount of the loss is recognized in current period earnings. For unrealized losses deemed non-credit related, we record the loss, net of tax, through accumulated other comprehensive income.
We determine expected credit losses on available-for-sale and held-to-maturity securities through a discounted cash flow approach, using the security’s effective interest rate. However, as previously mentioned, the measurement of credit losses on available-for-sale securities only occurs when, through our qualitative assessment, it is determined all or a portion of the unrealized loss is deemed to be credit related. Our discounted cash flow approach incorporates assumptions about the collectability of future cash flows. The amount of credit loss is measured as the amount by which the security’s amortized cost exceeds the present value of expected future cash flows. Credit losses on available-for-sale securities are measured on an individual basis, while credit losses on held-to-maturity securities are measured on a collective basis according to shared risk characteristics. Credit losses on held-to-maturity securities are only recognized at the individual security level when we determine a security no longer possesses risk characteristics similar to others in the portfolio. We do not measure credit losses on an investment’s accrued interest receivable, but rather promptly reverse from current period earnings the amount of accrued interest that is no longer deemed collectable. Accrued interest receivable for investment securities is included in accrued interest receivable balances in the Condensed Consolidated Balance Sheets.

Allowance for Credit Losses on Loans and Unfunded Loan Commitments. We maintain an ACL on loans and unfunded loan commitments in accordance with ASC 326. ASC 326 requires us to recognize estimates for lifetime credit losses on loans and unfunded loan commitments at the time of origination or acquisition. The recognition of credit losses at origination or acquisition represents our best estimate of lifetime expected credit losses, given the facts and circumstances associated with a particular loan or group of loans with similar risk characteristics. Determining the ACL involves the use of significant management judgement and estimates, which are subject to change based on management’s ongoing assessment of the credit quality of the loan portfolio and changes in economic forecasts used in the model. We use a historical loss rate model when determining estimates for the ACL for our loan portfolio. We also utilize proxy loan data in our ACL model where our own historical data is not sufficiently available. We do not measure credit losses on a loan’s accrued interest receivable, but rather promptly reverse from current period earnings the amount of accrued interest that is no longer deemed collectable. Accrued interest receivable for loans is included in accrued interest receivable balances in the Condensed Consolidated Balance Sheets.
Our ACL model forecasts primarily over a two-year time horizon, which we believe is a reasonable and supportable period. Beyond the two-year forecast time horizon, our ACL model reverts to historical long-term average loss rates. The duration of the forecast horizon, the period over which forecasts revert to long-term averages, the economic forecasts that management utilizes, as well as additional internal and external indicators of economic forecasts that management considers, may change over time depending on the nature and composition of our loan portfolio.
We utilize a discounted cash flow ACL model for individually analyzed loans using internally derived estimates for prepayments in determining the amount and timing of future contractual cash flows we expect to collect, unless the loan is deemed collateral dependent, which requires measurement of the ACL based on the estimated expected fair value of the underlying collateral, less costs to sell. The estimate of future cash flows also incorporates estimates for contractual amounts we believe may not be collected, which are based on assumptions for our estimated exposure at default. Our estimated exposure at default is determined by the contractual payment schedule and expected payment profile of the loan, incorporating estimates for expected prepayments and future draws on revolving credit facilities. Our ACL methodology for unfunded loan commitments also includes assumptions concerning the probability an unfunded commitment will be drawn upon by the borrower. These assumptions are based on the historical experience of banks in an independent third party database.
Expectations of future cash flows are discounted at the loan’s effective interest rate for individually analyzed loans. The effective interest rate represents the contractual rate on the loan, adjusted for any purchase premiums, or discounts, and deferred fees and costs associated with an originated loan. We have made an accounting policy election to adjust the effective interest rate to take into consideration the effects of estimated prepayments. The resulting ACL represents the amount by which the loan’s amortized cost exceeds the net present value of a loan’s discounted cash flows. The ACL is recorded through a charge to provision for credit losses and is reduced by charge-offs, net of recoveries on loans previously charged-off. It is our policy to charge-off loan balances at the time they are not expected to be collected.
The historical loss rate model is derived from our loan portfolio credit history, as well as the comparable credit history for peer banks in Washington state. Key loan level attributes and economic drivers in determining the loss rate for loans include unemployment rates, changes to interest rates, changes in credit quality, changes to the consumer price index, and changes in real estate prices.
In order to develop reasonable and supportable forecasts of future conditions, we estimate how those forecasts are expected to impact a borrower’s ability to satisfy their obligations to us and the ultimate collectability of future cash flows over the life of a loan. Management periodically evaluates appropriateness of economic scenarios and may decide that a particular economic scenario or a combination of probability-weighted economic scenarios should be used in our ACL model. Our ACL model at March 31, 2023 includes assumptions concerning the rising interest rate environment, ongoing inflationary pressures throughout the U.S. economy, higher energy prices, the potential impact of the ongoing war between Russia and Ukraine, general uncertainty concerning future economic conditions, and the potential for recessionary conditions.
It is important to note that our ACL model relies on multiple economic variables, which are used in several economic scenarios. Although no one economic variable can fully demonstrate the sensitivity of the ACL calculation to changes in the economic variables used in the model, we have identified certain economic variables that have significant influence in our model for determining the ACL. These key economic variables include changes in the Washington state unemployment rate, residential real estate prices in the Seattle Metropolitan Statistical Area, and interest rates. Recognizing that forecasts of macroeconomic conditions are inherently uncertain, we believe that the process to consider the available information and associated risks and uncertainties is appropriately governed and that estimates of expected credit losses were reasonable and appropriate upon adoption and for the three months ended March 31, 2023.
Our ACL model also includes adjustments for qualitative factors, where appropriate. We recognize that historical information used as the basis for determining future expected credit losses may not always, by itself, provide a sufficient basis for determining future expected credit losses. We therefore consider the need for qualitative adjustments to the ACL on a quarterly basis. Qualitative adjustments may be related to and include, but are not limited to, factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization specific risks such as credit concentrations, collateral specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios, and changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL.
Qualitative adjustments primarily relate to certain segments of the loan portfolio deemed by management to be of a higher-risk profile or other factors where management believes the quantitative component of our ACL model may not be fully reflective of levels deemed adequate in the judgement of management. Certain qualitative adjustments also relate to heightened uncertainty as to future macroeconomic conditions and the related impact on certain loan segments. Management reviews the need for an appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.
Modified Loans to Borrowers Experiencing Financial Difficulty. We occasionally modify loans to alleviate temporary difficulties in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize our potential losses. We refer to these modifications as modified loans to troubled borrowers. Modifications may include: changes in the amortization terms of the loan, reductions in interest rates, acceptance of interest only payments, and, in very limited cases, reductions to the outstanding loan balance. Such loans are typically placed on nonaccrual status when there is doubt concerning the full repayment of principal and interest or the loan has been in default for a period of 90 days or more. Such loans may be returned to accrual status when all contractual amounts past due have been brought current, and the borrower’s performance under the modified terms of the loan agreement and the ultimate collectability of all contractual amounts due under the modified terms is no longer in doubt. We typically measure the ACL on modified loans to troubled borrowers on an individual basis when the loans are deemed to no longer share risk characteristics that are similar with other loans in the portfolio. The determination of the ACL for these loans is based on a discounted cash flow approach for loans measured individually, unless the loan is deemed collateral dependent, which requires measurement of the ACL based on the estimated fair value of the underlying collateral, less estimated costs to sell. GAAP requires us to make certain disclosures related to these loans, including certain types of modifications, as well as how such loans have performed since their modifications. Refer to Note 4 – Loans for additional information concerning modified loans to troubled borrowers.

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
In January 2021, ASU 2021-01 updated amendments in the new ASU to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification. The amendments in this ASU have differing effective dates, beginning with interim periods including and subsequent to March 12, 2020 through December 31, 2022. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance in November 2018, ASU No. 2018-19,

April 2019, ASU 2019-04, May 2019, ASU 2019-05, November 2019, ASU 2019-11, February 2020, ASU 2020-02, and March 2020, ASU 2020-03, all of which clarifies codification and corrects unintended application of the guidance. This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period.

The Company adopted the provisions of ASC 326 through the application of the modified retrospective transition approach, and recorded a net decrease of approximately $1.1 million to the beginning balance of retained earnings as of January 1, 2023 for the cumulative effect adjustment, reflecting an initial adjustment to the ACL of $1.5 million, net of related deferred tax assets arising from temporary differences of $305 thousand, commonly referred to as the “Day 1” adjustment. The Day 1 adjustment to the ACL is reflective of expected lifetime credit losses associated with the composition of financial assets within in the scope of ASC 326 as of January 1, 2023, which is comprised of loans held for investment and off-balance sheet credit exposures at January 1, 2023, as well as management’s current expectation of future economic conditions.
The following table presents the impact of adopting ASU 2016-13 on January 1, 2023:

(dollars in thousands)	As Reported Under ASC 326	Prior to Adopting ASC 326	Impact of ASC 326 Adoption
Allowance for credit losses - loans
Real estate loans:
One- to four- family	$2,126	$1,771	$355
Home equity	201	132	69
Commercial and multifamily	2,181	2,501	(320)
Construction and land	2,568	1,209	1,359
Total real estate loans	7,075	5,613	1,462
Consumer loans:
Manufactured homes	282	462	(180)
Floating homes	622	456	166
Other consumer	161	324	(163)
Total consumer loans	1,065	1,242	(177)
Commercial business loans	221	256	(35)
Unallocated	(3)	488	(491)
Total loans	8,359	7,599	760

Allowance for credit losses - unfunded commitments
Reserve for unfunded commitments	1,030	335	695

Total	$9,389	$7,934	$1,455

In March 2022, the FASB issued ASU 2022-02, Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the accounting guidance for troubled debt restructured loans (“TDRs”) by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the ASU requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. This ASU was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, upon the Company’s adoption of the amendments in ASU 2016-13, which is commonly referred to as the current expected credit loss methodology. The Company adopted ASU 2022-02 on January 1, 2023 using the prospective transition guidance which allows the entity to continue estimating expected credit losses in accordance with legacy U.S. GAAP for receivables modified in a TDR until the receivables are subsequently modified or settled. Once a legacy TDR is modified after adoption of ASU 2022-02, the prospective transition guidance no longer applies and the impact to the ACL is recognized in earnings in the period of modification.

Note 3 – Investments
At March 31, 2023, the Company did not own any debt securities classified as trading or any equity investment securities.
The amortized cost and fair value of our AFS securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2023
Municipal bonds	$6,424	$23	$(981)	$5,466
Agency mortgage-backed securities	3,486	1	(352)	3,135
Total	$9,910	$24	$(1,333)	$8,601

December 31, 2022
Treasury bills	$1,596	$—	$(2)	$1,594
Municipal bonds	6,434	16	(1,029)	5,421
Agency mortgage-backed securities	3,591	1	(400)	3,192
Total	$11,621	$17	$(1,431)	$10,207
The amortized cost and fair value of our HTM securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2023
Municipal bonds	$705	$—	$(171)	$533
Agency mortgage-backed securities	1,486	—	(200)	1,286
Total	$2,190	$—	$(371)	$1,819

December 31, 2022
Municipal bonds	$705	$—	$(169)	$536
Agency mortgage-backed securities	1,494	—	(219)	1,275
Total	$2,199	$—	$(388)	$1,811
The amortized cost and fair value of AFS and HTM securities at March 31, 2023, by contractual maturity, are shown below (in thousands). Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	March 31, 2023
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$—	$—
Due after one year through five years	150	151	—	—
Due after five years through ten years	1,227	1,243	—	—
Due after ten years	5,047	4,072	705	533
Agency mortgage-backed securities	3,486	3,135	1,486	1,286
Total	$9,910	$8,601	$2,190	$1,819
There were no pledged securities at March 31, 2023 or December 31, 2022.

There were no sales of AFS securities during the three months ended March 31, 2023 or 2022. There were no sales of HTM securities during the three months ended March 31, 2023 or 2022.
Accrued interest receivable on securities totaled $78 thousand and $54 thousand at March 31, 2023 and December 31, 2022, respectively, in the accompanying Condensed Consolidated Balance Sheets. Accrued interest receivable is excluded from the estimate of expected credit losses.
The following table summarizes the aggregate fair value and gross unrealized loss by length of time of those investments for which an allowance for credit losses has not been recorded that have been in a continuous unrealized loss position at the dates indicated (in thousands):

	March 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities
Municipal bonds	$597	$(203)	$3,193	$(778)	$3,790	$(981)
Agency mortgage-backed securities	456	(14)	2,451	(338)	2,907	(352)
Total available-for-sale securities	$1,053	$(217)	$5,644	$(1,116)	$6,697	$(1,333)
Held-to-maturity securities
Municipal bonds	$—	$—	$533	$(171)	$533	$(171)
Agency mortgage-backed securities	—	—	1,286	(200)	1,286	(200)
Total held-to-maturity securities	$—	$—	$1,819	$(371)	$1,819	$(371)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities
Treasury bills	$1,594	$(2)	$—	$—	$1,594	$(2)
Municipal bonds	2,506	(641)	1,246	(388)	3,752	(1,029)
Agency mortgage-backed securities	2,666	(314)	292	(86)	2,958	(400)
Total	$6,766	$(957)	$1,538	$(474)	$8,304	$(1,431)
Held-to-maturity securities
Municipal bonds	$536	$(169)	$—	$—	$536	$(169)
Agency mortgage-backed securities	1,274	(219)	—	—	1,274	(219)
Total held-to-maturity securities	$1,810	$(388)	$—	$—	$1,810	$(388)
There was no allowance for credit losses on securities at March 31, 2023 or December 31, 2022. At March 31, 2023, the total securities portfolio consisted of 12 agency mortgage-backed securities and 11 municipal bonds with a total portfolio fair value of $10.4 million. At December 31, 2022, the securities portfolio consisted of one treasury bill security, 11 agency mortgage-backed securities and 12 municipal bonds with a fair value of $10.2 million. At March 31, 2023, there were five securities in an unrealized loss position for less than 12 months, and 13 securities in an unrealized loss position for more than 12 months. Of the five securities in an unrealized loss position for less than 12 months, two securities were classified as HTM. At December 31, 2022, there were 16 securities in an unrealized loss position for less than 12 months, and three securities in an unrealized loss position for more than 12 months. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. There was no provision for credit losses recognized for investment securities during the three months ended March 31, 2023, because the decline in fair value is not attributable to credit quality and because we do not intend, and it is not likely that we will be required, to sell these securities before recovery of their amortized cost basis.

Note 4 – Loans

Loans-held-for portfolio at the dates indicated, excluding loans held-for-sale, were as follows (in thousands):

	March 31, 2023	December 31, 2022
Real estate loans:
One-to-four family	$274,687	$274,638
Home equity	19,631	19,548
Commercial and multifamily	307,558	313,358
Construction and land	125,983	116,878
Total real estate loans	727,859	724,422
Consumer loans:
Manufactured homes	27,904	26,953
Floating homes	73,579	74,443
Other consumer	17,378	17,923
Total consumer loans	118,861	119,319
Commercial business loans	25,192	23,815
Total loans held-for-portfolio	871,912	867,556
Premiums for purchased loans(1)	946	973
Deferred fees, net	(2,313)	(2,548)
Total loans held-for-portfolio, gross	870,545	865,981
Allowance for credit losses — loans	(8,532)	(7,599)
Total loans held-for-portfolio, net	$862,013	$858,382
(1)Includes premiums resulting from purchased loans of $499 thousand related to one-to-four family loans, $310 thousand related to commercial and multifamily loans, and $137 thousand related to commercial business loans as of March 31, 2023. Includes premiums resulting from purchased loans of $507 thousand related to one-to-four family loans, $320 thousand related to commercial and multifamily loans, and $146 thousand related to commercial business loans as of December 31, 2022.
As of March 31, 2023, there were three collateral dependent loans, totaling $147 thousand, that were in process of foreclosure.
The following table presents a summary of activity in the ACL on loans and unfunded commitments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023			2022
	Allowance for Credit Losses - Loans	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Credit Losses - Loans	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$7,599	$335	$7,934	$6,306	$404	$6,710
Adoption of ASU 2016-13(1)	760	695	1,455	—	—	—
Provision for credit losses during the period	245	(235)	10	125	15	140
Net (charge-offs)/recoveries during the period	(72)	—	(72)	(24)	—	(24)
Balance at end of period	$8,532	$795	$9,327	$6,407	$419	$6,826
Accrued interest receivable on loans receivable totaled $3.0 million at both March 31, 2023 and December 31, 2022 in the accompanying Condensed Consolidated Balance Sheets. Accrued interest receivable is excluded from the estimate of expected credit losses.

The following tables summarize the activity in the allowance for loan losses, excluding accrued interest, for the periods indicated (in thousands):

	Three Months Ended March 31, 2023
	Beginning Allowance	Impact of Adoption of ASU 2016-16	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,771	$355	$—	$—	$(67)	$2,059
Home equity	132	69	—	—	(4)	197
Commercial and multifamily	2,501	(320)	—	—	44	2,225
Construction and land	1,209	1,359	—	—	210	2,778
Manufactured homes	462	(180)	—	—	1	283
Floating homes	456	166	—	—	(11)	611
Other consumer(1)	324	(163)	(79)	7	70	159
Commercial business	256	(35)	—	—	(5)	216
Unallocated	488	(491)	—	—	7	4
Total	$7,599	$760	$(79)	$7	$245	$8,532
(1)During the three months ended March 31, 2023, the gross charge-offs related entirely to deposit overdrafts that were charged off.

	Three Months Ended March 31, 2022
	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,402	$—	$—	$72	$1,474
Home equity	93	—	2	1	96
Commercial and multifamily	2,340	—	—	(113)	2,227
Construction and land	650	—	—	48	698
Manufactured homes	475	—	—	(27)	448
Floating homes	372	—	—	4	376
Other consumer	310	(26)	5	44	333
Commercial business	269	(6)	1	(26)	238
Unallocated	395	—	—	122	517
Total	$6,306	$(32)	$8	$125	$6,407
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
When we classify problem assets as either substandard or doubtful, we may determine that these assets should be individually analyzed if they no longer share common risk characteristics with the rest of the portfolio. Therefore we may establish a specific allowance in an amount we deem prudent to address those risks. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities for pooled loans with common risk characteristics, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off those assets in the period in which they are deemed uncollectible. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Federal Deposit Insurance Corporation (“FDIC”), the Bank's federal regulator, and, the Washington Department of Financial Institutions, the Bank's state banking regulator, which can order the establishment of additional loss allowances. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention.

The following table presents the internally assigned grades as of March 31, 2023, by type of loan and origination year (in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term
	2023	2022	2021	2020	2019	Prior			Total

One-to-four family:
Pass	$4,665	$91,568	$115,210	$18,313	$13,457	$30,927	$—	$—	$274,140
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	281	622	—	—	903
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total one-to-four family	4,665	91,568	115,210	18,313	13,738	31,549	—	—	275,043
Home equity:
Pass	437	3,642	1,212	310	104	1,976	10,368	1,563	19,612
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	67	14	219	300
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total home equity	437	3,642	1,212	310	104	2,043	10,382	1,782	19,912
Commercial and multifamily:
Pass	3,649	84,027	82,012	28,366	32,687	61,767	—	—	292,508
Special mention	—	—	—	—	—	355	—	—	355
Substandard	—	—	—	—	5,150	8,596	—	—	13,746
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and multifamily	3,649	84,027	82,012	28,366	37,837	70,718	—	—	306,609
Construction and land:
Pass	914	65,368	48,423	5,068	782	1,393	—	—	121,948
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,335	704	1,297	—	—	3,336
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction and land	914	65,368	48,423	6,403	1,486	2,690	—	—	125,284
Manufactured homes:
Pass	2,165	8,823	5,003	2,343	2,694	6,600	—	—	27,628
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	88	—	115	—	—	203
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total manufactured homes	2,165	8,823	5,003	2,431	2,694	6,715	—	—	27,831
Floating homes:
Pass	—	21,836	29,773	6,602	2,558	12,453	—	—	73,222
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total floating homes	—	21,836	29,773	6,602	2,558	12,453	—	—	73,222

Other consumer:
Pass	517	2,466	4,104	6,386	870	2,420	531	—	17,294
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	72	—	—	—	—	72
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total other consumer	517	2,466	4,104	6,458	870	2,420	531	—	17,366
Commercial business:
Pass	2,121	513	4,529	537	434	7,119	9,471	—	24,724
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	76	475	—	—	3	—	—	554
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial business	2,121	589	5,004	537	434	7,122	9,471	—	25,278
Total loans
Pass	$14,468	$278,243	$290,266	$67,925	$53,586	$124,655	$20,370	$1,563	$851,076
Special mention	—	—	—	—	—	355	—	—	355
Substandard	—	76	475	1,495	6,135	10,700	14	219	19,114
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$14,468	$278,319	$290,741	$69,420	$59,721	$135,710	$20,384	$1,782	$870,545
The following tables present the internally assigned grades as of December 31, 2022, by type of loan (in thousands):

	December 31, 2022
	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$271,295	$19,230	$291,677	$109,484	$26,583	$74,443	$17,661	$22,853	$833,226
Watch	279	2	7,538	4,037	134	—	—	161	12,151
Special Mention	—	—	4,096	—	—	—	—	—	4,096
Substandard	3,064	316	10,047	3,357	236	—	262	801	18,083
Total	$274,638	$19,548	$313,358	$116,878	$26,953	$74,443	$17,923	$23,815	$867,556

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
The following table presents the amortized cost of nonaccrual loans as of the dates indicated, by type of loan (in thousands):

	March 31, 2023		December 31, 2022
	Total Nonaccrual Loans	Total Nonaccrual Loans with no ACL	Total Nonaccrual Loans	Total Nonaccrual Loans with no ACL
One-to-four family	$697	$697	$2,135	$2,135
Home equity	138	138	142	142
Construction and land	322	322	324	324
Manufactured homes	134	92	96	52
Other consumer	1	—	262	262
Total	$1,293	$1,250	$2,959	$2,914
The following tables present the aging of past due loans, based on amortized cost, as of the dates indicated, by type of loan (in thousands):

	March 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	> 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$1,341	$—	$131	$—	$1,472	$273,571	$275,043
Home equity	—	—	116	—	116	19,796	19,912
Commercial and multifamily	324	—	—	—	324	306,285	306,609
Construction and land	—	—	295	—	295	124,989	125,284
Manufactured homes	289	—	93	—	382	27,449	27,831
Floating homes	—	—	—	—	—	73,222	73,222
Other consumer	5	2	—	—	7	17,359	17,366
Commercial business	669	—	—	—	669	24,609	25,278
Total	$2,628	$2	$635	$—	$3,265	$867,280	$870,545

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	> 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$393	$289	$1,934	$—	$2,616	$272,022	$274,638
Home equity	115	—	116	—	231	19,317	19,548
Commercial and multifamily	7,198	—	—	—	7,198	306,160	313,358
Construction and land	1,210	—	296	—	1,506	115,372	116,878
Manufactured homes	261	155	52	—	468	26,485	26,953
Floating homes	—	—	—	—	—	74,443	74,443
Other consumer	360	5	—	—	365	17,558	17,923
Commercial business	4	—	—	—	4	23,811	23,815
Total	$9,541	$449	$2,398	$—	$12,388	$855,168	$867,556

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

Loan Modifications to Borrowers Experiencing Financial Difficulty. Loans modified to borrowers experiencing financial difficulty totaled $2.0 million at March 31, 2023. The Company has granted modifications which can generally be described in the following categories:
Principal Forgiveness:  A modification in which the principal is reduced.
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
The Company had no commitments to extend additional credit to borrowers owing loan receivables whose terms have been modified at March 31, 2023.

During the three months ended March 31, 2023, there was one one-to-four family loan modified to borrowers experiencing financial difficulty that was in current status as of March 31, 2023. This loan received a term extension for 90 days, with an amortized cost basis of $90 thousand representing 0.03% of the total class of loans.

We have no modified loan receivables that have subsequently defaulted at March 31, 2023.

Troubled debt restructurings. Prior to the adoption of ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, the Company had granted a variety of concessions to borrowers in the form of loan modifications that were considered TDRs. Loans classified as TDRs totaled $2.0 million at December 31, 2022, and were previously included in impaired loans.

Collateral Dependent Loans. Loans that have been classified as collateral dependent are loans where substantially all repayment of the loan is expected to come from the operation of or eventual liquidation of the collateral. Collateral dependent loans are evaluated individually for purposes of determining the ACL, which is determined based on the estimated fair value of the collateral. Estimates for costs to sell are included in the determination of the ACL when liquidation of the collateral is anticipated. In cases where the loan is well secured and the estimated value of the collateral exceeds the amortized cost of the loan, no ACL is recorded.

The following tables summarize collateral dependent loans by collateral type as of the dates indicated (in thousands):

	March 31, 2023
	Residential Real Estate	Land	Other Residential	Total
Real estate loans:
One- to four- family	$985	$—	$168	$1,153
Home equity	138	—	—	138
Construction and land	—	322	—	322
Total real estate loans	1,123	322	168	1,614
Consumer loans:
Manufactured homes	—	—	134	134
Total consumer loans	—	—	134	134
Total loans	$1,123	$322	$302	$1,748

Impaired Loans.  Prior to the adoption of ASC 326 on January 1, 2023, we classified loans as impaired when we determined that we may be unable to collect payments of principal or interest when due under the terms of the loan. In the process of identifying loans as impaired, we took into consideration factors which include payment history and status, collateral value, financial condition of the borrower, and the probability of collecting scheduled payments in the future. Minor payment delays and insignificant payment shortfalls typically did not result in a loan being classified as impaired. The significance of payment delays and shortfalls was considered on a case by case basis, after taking into consideration the totality of circumstances surrounding the loan and the borrower, including payment history. Impairment was measured on a loan by loan basis for all loans in the portfolio. All TDRs were also classified as impaired loans and were included in the loans individually evaluated for impairment in the calculation of the allowance for loan losses.
Impaired loans at the dates indicated, by type of loan were as follows (in thousands):

	December 31, 2022
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$3,758	$3,038	$708	$3,746	$102
Home equity	210	142	68	210	5
Commercial and multifamily	—	—	—	—	—
Construction and land	358	324	34	358	3
Manufactured homes	187	93	94	187	52
Floating homes	—	—	—	—	—
Other consumer	343	261	82	343	22
Commercial business	—	—	—	—	—
Total	$4,856	$3,858	$986	$4,844	$184

The following tables present the average recorded investment and interest income recognized on impaired loans for the periods indicated, by loan types (in thousands):

	Three Months Ended March 31,
	2022
	Average Recorded Investment	Interest Income Recognized
One-to-four family	$3,762	$25
Home equity	221	4
Commercial and multifamily	2,358	29
Construction and land	67	1
Manufactured homes	218	4
Floating homes	247	—
Other consumer	227	4
Commercial business	173	1
Total	$7,273	$68

Note 5 – Fair Value Measurements
The Company determines the fair values of its financial instruments based on the requirements established in ASC 820, Fair Value Measurements (“ASC 820”), which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. The Company’s fair values for financial instruments at March 31, 2023 and December 31, 2022 were determined based on these requirements.
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
Loans held-for-sale - One-to-four family mortgage loans held-for-sale are recorded at the lower of cost or fair value. The fair value of fixed-rate one-to-four family loans is based on whole loan forward prices obtained from government sponsored enterprises. At March 31, 2023 and December 31, 2022, loans held-for-sale were carried at cost, as no impairment was required.
Loans held-for-portfolio - The estimated fair value of loans held-for-portfolio consists of a credit adjustment to reflect the estimated adjustment to the carrying value of the loans due to credit-related factors and a yield adjustment, to reflect the estimated adjustment to the carrying value of the loans due to a differential in yield between the portfolio loan yields and estimated current market rate yields on loans with similar characteristics. The estimated fair values of loans held-for-portfolio reflect exit price assumptions. The liquidity premium/discounts are part of the valuation for exit pricing.
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
A description of the valuation methodologies used for impaired loans and OREO is as follows:
Collateral dependent loans - The fair value of collateral dependent loans is based on the current appraised value of the collateral less estimated costs to sell.
Troubled debt restructurings (prior to adoption of ASU 2022-02) - The fair value of loan modifications that were considered TDRs prior to the adoption of ASU 2022-02 is based on the current appraised value of the collateral less estimated costs to sell, or internally developed models utilizing a calculation of expected discounted cash flows which contain management’s assumptions.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no transfers between levels during the three months ended March 31, 2023 and 2022.

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether or not recognized or recorded at fair value as of the dates indicated (in thousands):

	March 31, 2023		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$81,580	$81,580	$81,580	$—	$—
Available-for-sale securities	8,601	8,601	—	8,601	—
Held-to-maturity securities	2,190	1,819	—	1,819	—
Loans held-for-sale	1,414	1,414	—	1,414	—
Loans held-for-portfolio, net	862,013	802,836	—	—	802,836
Mortgage servicing rights	4,587	4,587	—	—	4,587
FHLB stock	2,583	2,583	—	2,583	—
FINANCIAL LIABILITIES:
Non-maturity deposits	570,530	570,530	—	570,530	—
Time deposits	271,117	271,958	—	271,958	—
Borrowings	35,000	35,000	—	35,000	—
Subordinated notes	11,686	9,979	—	9,979	—

	December 31, 2022		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$57,836	$57,836	$57,836	$—	$—
Available-for-sale securities	10,207	10,207	—	10,207	—
Held-to-maturity securities	2,199	1,811	—	1,811	—
Loans held-for-portfolio, net	858,382	801,153	—	—	801,153
Mortgage servicing rights	4,687	4,687	—	—	4,687
FHLB stock	2,832	2,832	—	2,832	—
FINANCIAL LIABILITIES:
Non-maturity deposits	598,458	598,458	—	598,458	—
Time deposits	210,305	209,965	—	209,965	—
Borrowings	43,000	43,000	—	—	—
Subordinated notes	11,676	10,420	—	10,420	—

The following tables present the balance of assets measured at fair value on a recurring basis as of the dates indicated (in thousands):

	Fair Value at March 31, 2023
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$5,466	$—	$5,466	$—
Agency mortgage-backed securities	3,135	—	3,135	—
Mortgage servicing rights	4,587	—	—	4,587

	Fair Value at December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Treasury bills	$1,594	$—	$1,594	$—
Municipal bonds	5,421	—	5,421	—
Agency mortgage-backed securities	3,192	—	3,192	—
Mortgage servicing rights	4,687	—	—	4,687
The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis as of the dates indicated:

March 31, 2023
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	123%-477% (139%)
		Discount rate	10.5%-14.5% (12.5%)

December 31, 2022
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	119%-461% (132%)
		Discount rate	10.5%-14.5% (12.5%)
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
There were no assets or liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2023 and 2022.
Mortgage servicing rights are measured at fair value using a significant unobservable input (Level 3) on a recurring basis - additional information is included in “Note 6—Mortgage Servicing Rights.”

The fair value of individually evaluated loans with specific allocations of the ACL based on collateral values and OREO is generally based on recent real estate appraisals and automated valuation models (“AVMs”). These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers for differences between the comparable sales and income data available. Such adjustments are typically deemed significant unobservable inputs used for determining fair value and result in a Level 3 classification.
The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at March 31, 2023
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$575	$—	$—	$575
Collateral dependent loans	1,748	—	—	1,748

	Fair Value at December 31, 2022
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$659	$—	$—	$659
Impaired loans	4,844	—	—	4,844
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at both March 31, 2023 and December 31, 2022.

Note 6 – Mortgage Servicing Rights
The unpaid principal balance of the Company’s mortgage servicing rights portfolio totaled $468.8 million at March 31, 2023 compared to $472.5 million at December 31, 2022. Of this total balance, the unpaid principal balance of loans serviced for Federal National Mortgage Association (“Fannie Mae”) at March 31, 2023 and December 31, 2022 were $466.6 million and $470.3 million, respectively. The unpaid principal balance of loans serviced for other financial institutions at March 31, 2023 and December 31, 2022, totaled $2.2 million and $2.2 million, respectively. Loans serviced for others are not included in the Company’s financial statements as they are not assets of the Company.
A summary of the change in the balance of mortgage servicing assets during the periods indicated were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance, at fair value	$4,687	$4,273
Servicing rights that result from transfers and sale of financial assets	40	127
Changes in fair value:
Due to changes in model inputs or assumptions and other(1)	(140)	268
Ending balance, at fair value	$4,587	$4,668
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	March 31, 2023	December 31, 2022
Prepayment speed (Public Securities Association “PSA” model)	139%	132%
Weighted-average life	7.3 years	7.5 years
Discount rate	12.5%	12.5%

The amount of contractually specified servicing, late and ancillary fees earned on the mortgage servicing rights are included in mortgage servicing income on the Condensed Consolidated Statements of Income and totaled $299 thousand and $320 thousand for the three months ended March 31, 2023 and March 31, 2022, respectively.

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

Note 8 – Borrowings, FHLB Stock and Subordinated Notes
FHLB Advances
The following table presents advances from the FHLB as of the dates indicated:

	March 31, 2023	December 31, 2022
Fixed Rate:
Outstanding balance	$25,000	$—
Interest rates ranging from	4.06%	—%
Interest rates ranging to	4.27%	—%
Weighted average interest rate	4.19%	—%
Variable rate:
Outstanding balance	$10,000	$43,000
Weighted average interest rate	4.92%	2.14%
The Company has a loan agreement with the FHLB of Des Moines. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial and multifamily loan portfolio based on the outstanding balance. At March 31, 2023 and December 31, 2022, the amount available to borrow under this credit facility was $439.4 million and $442.1 million, respectively, subject to eligible pledged collateral. At March 31, 2023, the credit facility was collateralized as follows:  one-to-four family mortgage loans with an advance equivalent of $199.9 million, commercial and multifamily mortgage loans with an advance equivalent of $42.7 million and home equity loans with an advance equivalent of $497 thousand. At December 31, 2022, the credit facility was collateralized as follows: one-to-four family mortgage loans with an advance equivalent of $204.1 million, commercial and multifamily mortgage loans with an advance equivalent of $45.4 million and home equity loans with an advance equivalent of $505 thousand.
Additionally, the Company had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $11.0 million and $8.0 million at March 31, 2023 and December 31, 2022, respectively, to secure public deposits. The remaining amount available to borrow as of March 31, 2023 and December 31, 2022, was $197.0 million and $199.0 million, respectively.
As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances. At March 31, 2023 and December 31, 2022, the Company had an investment of $2.6 million and $2.8 million, respectively in FHLB of Des Moines stock.
Federal Reserve Bank of San Francisco (“FRB SF”) Borrowings
The Company has a borrowing agreement with the FRB SF. The terms of the agreement call for a blanket pledge of a portion of the Company’s consumer and commercial business loans based on the outstanding balance. At March 31, 2023 and December 31, 2022, the amount available to borrow under this credit facility was $22.0 million and $20.8 million, respectively, subject to eligible pledged collateral. The Company had no outstanding borrowings under this arrangement at March 31, 2023 and December 31, 2022.
Other Borrowings
The Company has access to an unsecured Fed Funds line of credit from Pacific Coast Banker’s Bank (“PCBB”). The line has a one year term maturing on June 30, 2023 and is renewable annually. As of March 31, 2023, the amount available under this line of credit was $20.0 million. There was no balance on this line of credit as of March 31, 2023 and December 31, 2022.

Subordinated Debt
In September 2020, the Company issued $12.0 million of fixed to floating rate subordinated notes that mature in 2030. The subordinated notes have an initial fixed interest rate of 5.25% to, but excluding, October 1, 2025, payable semi-annually in arrears. From, and including, October 1, 2025, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term Secured Overnight Financing Rate, or SOFR, plus 513 basis points, payable quarterly in arrears. The subordinated notes mature on May 15, 2030. Prior to October 1, 2025, the Company may redeem these notes, in whole but not in part, only under certain limited circumstances set forth in the subordinated notes and are redeemable by the Company in whole or in part beginning with the interest payment date of October 1, 2025. The balance of the subordinated notes was $11.7 million as of both March 31, 2023 and December 31, 2022.

Note 9 – Earnings Per Common Share
The following table summarizes the calculation of earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	2023	2022
Net income	$2,168	$1,723
LESS: Participating dividends - Unvested Restricted Stock Awards (“RSAs”)	(3)	(5)
LESS: Income allocated to participating securities - Unvested RSAs	(11)	(7)
Net income available to common stockholders - basic	2,154	1,711
ADD BACK: Income allocated to participating securities - Unvested RSAs	11	7
LESS: Income reallocated to participating securities - Unvested RSAs	(11)	(7)
Net income available to common stockholders - diluted	$2,154	$1,711

Weighted average number of shares outstanding, basic	2,578,413	2,602,168
Effect of potentially dilutive common shares	25,630	38,191
Weighted average number of shares outstanding, diluted	2,604,043	2,640,359

Earnings per share, basic	$0.84	$0.66
Earnings per share, diluted	$0.83	$0.65
There were 8,009 anti-dilutive securities at March 31, 2023 and 2,656 anti-dilutive securities at March 31, 2022.

Note 10 – Stock-based Compensation
Stock Options and Restricted Stock
The Company currently has one active stockholder approved stock-based compensation plan, the Amended and Restated 2013 Equity Incentive Plan (the "2013 Plan"). The 2013 Plan permits the grant of restricted stock, restricted stock units, stock options, and stock appreciation rights. The equity incentive plan approved by stockholders in 2008 (the"2008 Plan") expired in November 2018 and no further awards may be made under the 2008 Plan; provided, however, all awards outstanding under the 2008 Plan remain outstanding in accordance with their terms. Under the 2013 Plan, 181,750 shares of common stock were approved for awards for stock options and stock appreciation rights and 116,700 shares of common stock were approved for awards for restricted stock and restricted stock units.
As of March 31, 2023, on an adjusted basis, awards for stock options totaling 295,581 shares and awards for restricted stock totaling 159,396 shares of Company common stock have been granted, net of any forfeitures, to participants in the 2013 Plan and the 2008 Plan. Share-based compensation expense was $192 thousand and $203 thousand for the three months ended March 31, 2023 and March 31, 2022, respectively.
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
The following is a summary of the Company’s stock option award activity during the three months ended March 31, 2023 (dollars in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2023	91,525	$27.64	4.65	$1,109
Granted	12,425	40.13
Exercised	(14,353)	17.23
Forfeited	(328)	42.02
Expired	—	—
Outstanding at March 31, 2023	89,269	31.00	5.68	647
Exercisable	66,924	28.23	4.61	627
Expected to vest, assuming a 0% forfeiture rate over the vesting term	89,269	$31.00	5.68	$647
As of March 31, 2023, there was $199 thousand of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 2.9 years. The total intrinsic value of the shares exercised during the three months ended March 31, 2023 and 2022 was $327 thousand and $54 thousand, respectively.
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The fair value of options granted during the three months ended March 31, 2023 and 2022 were determined using the following weighted-average assumptions as of the grant date.

	Three Months Ended March 31,
	2023	2022
Annual dividend yield	1.69%	1.59%
Expected volatility	28.15%	26.48%
Risk-free interest rate	3.60%	1.64%
Expected term	6.00 years	6.00 years
Weighted-average grant date fair value per option granted	$11.33	$9.95
There were 12,425 and 12,800 options granted during the three months ended March 31, 2023 and March 31, 2022, respectively.
Restricted Stock Awards
The fair value of the restricted stock awards is equal to the fair value of the Company's stock at the date of grant. Compensation expense is recognized over the vesting period that the awards are based. The restricted stock awards granted under the 2008 Plan vest in 20% annual increments commencing one year from the grant date. The restricted stock awards granted to date under the 2013 Plan provide for immediate vesting of a portion of the award with the balance of the award vesting on the anniversary dates of the grant date in equal annual installments over periods of one-to-four years subject to the continued service of the participant with the Company.

The following is a summary of the Company’s non-vested restricted stock award activity during the three months ended March 31, 2023:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-Vested at January 1, 2023	17,879	$37.63
Granted	8,850	40.13
Vested	(9,962)	37.14
Forfeited	(425)	41.95
Non-Vested at March 31, 2023	16,342	39.17	37.01
Expected to vest assuming a 0% forfeiture rate over the vesting term	16,342	$39.17	$37.01
As of March 31, 2023, there was $594 thousand of unrecognized compensation cost related to non-vested restricted stock granted under the Plans. The cost is expected to be recognized over the weighted-average vesting period of 2.7 years. The total fair value of shares vested for the three months ended March 31, 2023 and 2022 was $370 thousand and $306 thousand, respectively.
Employee Stock Ownership Plan
The fair value of the 155,135 shares held by the Company’s Employee Stock Ownership Plan (the “ESOP”) trust was $6.1 million at March 31, 2023. ESOP compensation expense included in salaries and benefits was $204 thousand and $205 thousand for the three months ended March 31, 2023 and March 31, 2022, respectively.

Note 11 – Leases
We have operating leases for branch locations, a loan production office, our corporate office and in the past, for certain equipment. The term for our leases begins on the date we become legally obligated for the rent payments or take possession of the building, whichever is earlier. Generally, our real estate leases have initial terms of three to ten years and typically include one renewal option. Our leases have remaining lease terms of under two to six years. The operating leases generally contain renewal options and require us to pay property taxes and operating expenses for the properties.
The following table presents the lease right-of-use assets and lease liabilities recorded on the Condensed Consolidated Balance Sheets at the dates indicated (in thousands):

	March 31, 2023	December 31, 2022
Operating lease right-of-use assets	$5,200	$5,102
Operating lease liabilities	$5,543	$5,448
The following table presents the components of lease expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease expense
Office leases	$268	$273
Sublease income	(3)	(3)
Net lease expense	$265	$270

The following table presents the schedule of lease liabilities at the date indicated (in thousands):

March 31, 2023
Remainder of 2023	$1,106
2024	1,083
2025	933
2026	944
2027	963
Thereafter	979
Total lease payments	6,008
Less: Present value discount	465
Present value of lease liabilities	$5,543
Lease term and discount rate by lease type consist of the following at the dates indicated:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term:
Office leases	6.1 years	6.1 years
Weighted-average discount rate (annualized):
Office leases	2.66%	2.63%

Supplemental cash flow information related to leases was as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows
Office leases	$271	$265

Note 12 – Subsequent Events
On April 24, 2023, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.19 per common share, payable on May 24, 2023 to stockholders of record at the close of business on May 10, 2023.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Statements
Certain matters discussed in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:

•potential adverse impacts to economic conditions in the Company’s local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession, the failure of the U.S. Congress to increase the debt ceiling, or slowed economic growth caused by increasing political instability from acts of war including Russia’s invasion of Ukraine, as well as increasing oil prices and supply chain disruptions, and any governmental or societal responses to recent bank failures or new COVID-19 variants;
•changes in consumer spending, borrowing and savings habits;
•the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of our allowance for credit losses;
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
•our ability to access cost-effective funding, including maintaining the confidence of depositors;
•the possibility that unexpected outflows of uninsured deposits may require us to sell investment securities at a loss;
•the transition away from the London Interbank Offered Rate (“LIBOR”) toward new interest-rate benchmarks;
•our ability to control operating costs and expenses;
•secondary market conditions for loans and our ability to sell loans in the secondary market;
•fluctuations in interest rates;
•results of examinations of Sound Financial Bancorp and Sound Community Bank by their regulators, including the possibility that the regulators may, among other things, require us to increase our allowance for credit losses or to write-down assets, change Sound Community Bank's regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;
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
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•the other risks described from time to time in our reports filed with or furnished to the U.S. Securities and Exchange Commission (the "SEC"), including this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”).
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
General
Sound Financial Bancorp, a Maryland corporation, is a bank holding company for its wholly owned subsidiary, Sound Community Bank. Substantially all of Sound Financial Bancorp’s business is conducted through Sound Community Bank, a Washington state-chartered commercial bank. As a Washington commercial bank, that is not a member of the Federal Reserve System, the Bank’s regulators are the Washington Department of Financial Institutions and the Federal Deposit Insurance Corporation (the “FDIC”). As a bank holding company, Sound Financial Bancorp is regulated by the Federal Reserve. We also sell insurance products and services for clients through Sound Community Insurance Agency, Inc., a wholly owned subsidiary of the Bank.
Sound Community Bank’s deposits are insured up to applicable limits by the FDIC. At March 31, 2023, Sound Financial Bancorp, on a consolidated basis, had assets of $1.00 billion, net loans held-for-portfolio of $862.0 million, deposits of $841.6 million and stockholders’ equity of $98.6 million. The common stock of Sound Financial Bancorp is listed on the NASDAQ Capital Market under the symbol “SFBC.”  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121.
Our principal business consists of attracting retail and commercial deposits from the general public and investing those funds in loans secured by first and second mortgages on one-to-four family residences (including home equity loans and lines of credit), loans secured by commercial and multifamily real estate, construction and land loans, consumer loans and commercial business loans. Our commercial business loans include unsecured lines of credit and secured term loans and lines of credit secured by inventory, equipment and accounts receivable. We also offer a variety of secured and unsecured consumer loan products, including manufactured home loans, floating home loans, automobile loans, boat loans and recreational vehicle loans. As part of our business, we focus on the origination of residential mortgage loans, a significant portion of which we sell to Fannie Mae and other correspondents and the remainder of which we retain for our loan portfolio consistent with our asset/liability objectives. We sell loans that conform to the underwriting standards of Fannie Mae (“conforming”) in which we retain the servicing of the loan in order to maintain the direct customer relationship and to generate noninterest income. Residential loans that do not conform to the underwriting standards of Fannie Mae (“non-conforming”) are held in our loan portfolio. We originate and retain a significant amount of commercial real estate loans, including those secured by owner-occupied and nonowner-occupied commercial real estate, multifamily properties and mobile home parks, as well as construction and land development loans.
Critical Accounting Estimates
Certain of our accounting policies require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting estimates include determining the allowance for credit losses, accounting for other-than-temporary impairment of securities, accounting for mortgage servicing rights, accounting for other real estate owned and accounting for deferred income taxes. There have been no material changes in the Company’s critical accounting policies and estimates as previously disclosed in the Company’s 2022 Form 10-K, except as disclosed in “Note 1 —Basis of Presentation” in the Notes to Condensed Consolidated Financial Statements in this report.

Comparison of Financial Condition at March 31, 2023 and December 31, 2022
General.   Total assets increased $28.0 million, or 2.9%, to $1.00 billion at March 31, 2023 from $976.4 million at December 31, 2022. The increase primarily was a result of loan growth and an increase in cash and cash equivalents.
Cash and Securities.  Cash and cash equivalents increased $23.7 million, or 41.1%, to $81.6 million at March 31, 2023 from $57.8 million at December 31, 2022, primarily due to due to an increase in deposits, primarily certificate and money market accounts, partially offset by the repayment of FHLB overnight advances. Investment securities decreased $1.6 million, or 13.0%, to $10.8 million at March 31, 2023, compared to $12.4 million at December 31, 2022. Held-to-maturity securities totaled $2.2 million at March 31, 2023 and December 31, 2022. Available-for-sale securities totaled $8.6 million at March 31, 2023, compared to $10.2 million at December 31, 2022. The decrease in available-for-sale securities was primarily due the maturity of $1.6 million in treasury bills and regularly scheduled payments and maturities.
Loans.  Loans held-for-portfolio, net, increased $3.6 million, or 0.4%, to $862.0 million at March 31, 2023 from $858.4 million at December 31, 2022, driven by increases in construction and land, commercial business and manufactured home loans, partially offset by declines in commercial real estate, multifamily, floating homes and other consumer loans. The increase from December 31, 2022 in total loans held-for-portfolio primarily resulted from the funding of commercial construction projects and a new commercial and industrial relationship.
The following table reflects the changes in the loan mix of our loan portfolio at March 31, 2023, as compared to December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022	Amount Change	Percent Change
One-to-four family	$274,687	$274,638	$49	—%
Home equity	19,631	19,548	83	0.4
Commercial and multifamily	307,558	313,358	(5,800)	(1.9)
Construction and land	125,983	116,878	9,105	7.8
Manufactured homes	27,904	26,953	951	3.5
Floating homes	73,579	74,443	(864)	(1.2)
Other consumer	17,378	17,923	(545)	(3.0)
Commercial business	25,192	23,815	1,377	5.8
Premiums for purchased loans	946	973	(26)	(2.7)
Deferred loan fees	(2,313)	(2,548)	234	(9.2)
Total loans held-for-portfolio, gross	870,545	865,981	4,564	0.5
Allowance for credit losses — loans	(8,532)	(7,599)	(933)	12.3
Total loans held-for-portfolio, net	$862,013	$858,382	$3,631	0.4%
The increase in construction and land loans during the period was primarily due to advances of commercial construction loans. The increase in commercial business loans was primarily the result of a new commercial business relationship. These increases were partially offset by payoffs and paydowns during the period, including the payoff of $2.7 million related to two multifamily loans. At March 31, 2023, our loan portfolio, net of deferred loan fees, remained well-diversified. Commercial and multifamily real estate loans accounted for 35.3% of total loans, one-to-four family loans, including home equity loans, accounted for 33.7% of total loans, commercial business loans accounted for 2.9% of total loans, and consumer loans, consisting of manufactured homes, floating homes, and other consumer loans, accounted for 13.6% of total loans at March 31, 2023. Construction and land loans accounted for 14.4% of total loans at March 31, 2023.
Loans held-for-sale totaled $1.4 million at March 31, 2023, compared to none at December 31, 2022. The increase was primarily due to timing of mortgage originations and sales.

Allowance for Credit Losses.

The following table reflects the adjustments in our allowance for credit losses (“ACL”) during the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Allowance for Credit Losses — Loans:
Balance at beginning of period	$7,599	$6,306
Impact of Adoption of ASU 2016-16	760	—
Charge-offs	(79)	(32)
Recoveries	7	8
Net charge-offs	(72)	(24)
Provision for credit losses during the period	245	125
Balance at end of period	8,532	$6,407
Reserve for Unfunded Commitments:
Balance at beginning of period	335	404
Adoption of ASU 2016-13	695	—
(Reversal of) provision for credit losses	(235)	15
Balance at end of period	795	419
Allowance for credit losses	$9,327	$6,826
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.03)%	(0.01)%
Our ACL — loans increased $933 thousand, or 12.3%, to $8.5 million at March 31, 2023, from $7.6 million at December 31, 2022.
The change in the ACL - loans from December 31, 2022 to March 31, 2023 was primarily a result of the adjustment for the adoption of ASU 2016-16. The provision for credit losses had a minimal impact on the change in the ACL as a result of the growth in the loan portfolio primarily related to construction advances that were outstanding at December 31, 2022 funding during the three months ended March 31, 2023, thus reducing the reserve for unfunded commitments and increasing the ACL - loans. Net charge-offs for the three months ended March 31, 2023 totaled $72 thousand, compared to net charge-offs of $24 thousand for the three months ended March 31, 2022. At March 31, 2023, the ACL - loans as a percentage of total loans and nonperforming loans was 0.98% and 659.97%, compared to 0.88% and 256.81%, at December 31, 2022, respectively. See “Comparison of Results of Operations for the Three Months Ended March 31, 2023 and 2022 — Provision for Credit Losses.”

The following tables show certain credit ratios at and for the periods indicated and each component of the ratio's calculations (dollars in thousands).

	March 31, 2023	December 31, 2022
Allowance for credit losses - loans as a percentage of total loans outstanding at period end	0.98%	0.88%
Allowance for credit losses — loans	$8,532	$7,599
Total loans outstanding	$871,912	$867,556

Nonaccrual loans as a percentage of total loans outstanding at period end	0.15%	0.34%
Total nonaccrual loans	$1,293	$2,959
Total loans outstanding	$871,912	$867,556

Allowance for credit losses - loans as a percentage of nonaccrual loans at period end	659.94%	256.81%
Allowance for credit losses — loans	$8,532	$7,599
Total nonaccrual loans	$1,293	$2,959

Allowance for credit losses as a percentage of total loans outstanding at period end	1.07%	0.91%
Allowance for credit losses	$9,327	$7,934
Total loans outstanding	$871,912	$867,556

Allowance for credit losses as a percentage of nonaccrual loans at period end	721.46%	268.13%
Allowance for credit losses	$9,327	$7,934
Total nonaccrual loans	$1,293	$2,959

	Three Months Ended March 31,
	2023	2022
	($ in thousands)
Net recoveries (charge-offs) during period to average loans outstanding:
One-to-four family:	—%	—%
Net recoveries (charge-offs)	$—	$—
Average loans outstanding	$274,261	$211,315

Home equity:	—%	0.06%
Net recoveries (charge-offs)	$—	$2
Average loans outstanding	$19,580	$13,449

Commercial and multifamily real estate:	—%	—%
Net (charge-offs) recoveries	$—	$—
Average loans outstanding	$310,960	$279,237

Construction and land:	—%	—%
Net (charge-offs) recoveries	$—	$—
Average loans outstanding	$120,704	$65,314

Manufactured homes:	—%	—%
Net recoveries	$—	$—
Average loans outstanding	$27,279	$21,896

Floating homes:	—%	—%
Net (charge-offs) recoveries	$—	$—
Average loans outstanding	$74,043	$59,797

Other consumer:	(1.68)%	(0.50)%
Net (charge-offs)	$(72)	$(21)
Average loans outstanding	$17,333	$16,892

Commercial business:	—%	(0.08)%
Net (charge-offs)	$—	$(5)
Average loans outstanding	$24,107	$25,657

Total loans:	(0.03)%	(0.01)%
Net recoveries (charge-offs)	$(72)	$(24)
Average loans outstanding	$868,266	$693,556
Nonperforming Assets.  At March 31, 2023, nonperforming assets, which are comprised of nonaccrual loans and other real estate owned (“OREO”), totaled $1.9 million, or 0.19% of total assets, compared to $3.6 million, or 0.37% of total assets at December 31, 2022.
The table below sets forth the amounts and categories of nonperforming assets at the dates indicated (dollars in thousands):

	Nonperforming Assets
	March 31, 2023	December 31, 2022	Amount Change	Percent Change
Total nonperforming loans	$1,293	$2,958	$(1,665)	(56.3)
OREO and repossessed assets	575	659	(84)	(12.7)
Total nonperforming assets	$1,868	$3,617	$(1,749)	(48.4)%

Nonperforming assets, which are comprised of nonaccrual loans, nonperforming modified loans and OREO, decreased $1.7 million, or 48.4%, to $1.9 million at March 31, 2023 from $3.6 million at December 31, 2022. The decrease in nonperforming assets primarily was due to the payoff of $1.5 million in nonperforming one-to-four family loans related to a single borrower and the write-off of one residential property for $84 thousand during the three months ended March 31, 2023. The percentage of nonperforming loans to total loans was 0.15% at March 31, 2023, compared to 0.34% of total loans at December 31, 2022.

Mortgage Servicing Rights.  The fair value of mortgage servicing rights was $4.6 million at March 31, 2023, a decrease of $100 thousand, or 2.1%, from $4.7 million at December 31, 2022. We record mortgage servicing rights on loans sold with servicing retained and upon acquisition of a servicing portfolio. Mortgage servicing rights are carried at fair value. If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.
Deposits and Borrowings. Total deposits increased $32.9 million, or 4.1%, to $841.6 million at March 31, 2023 from $808.8 million at December 31, 2022. The increase was primarily a result of higher balances in certificate and money market accounts, partially offset by lower balances in all other deposit products, largely driven by consumer behavior to move funds from lower rate deposit products into higher rate deposit products. Noninterest-bearing deposits decreased $117 thousand, or 0.1%, to $173.1 million at March 31, 2023, compared to $173.2 million at December 31, 2022. Noninterest-bearing deposits represented 20.6% of total deposits at March 31, 2023, compared to 21.4% at December 31, 2022.
A summary of deposit accounts with the corresponding weighted-average cost of funds at the dates indicated is presented below (dollars in thousands):

	March 31, 2023		December 31, 2022
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$168,522	—%	$170,549	—%
Interest-bearing demand	235,836	0.43	254,982	0.21
Savings	83,991	0.05	95,641	0.05
Money market	77,624	0.55	74,639	0.28
Time deposits	271,117	2.66	210,305	0.97
Escrow (1)	4,557	—	2,647	—
Total deposits	$841,647	1.05%	$808,763	0.37%
(1) Escrow balances shown in noninterest-bearing deposits on the Condensed Consolidated Balance Sheets.
Scheduled maturities of time deposits at March 31, 2023, are as follows (in thousands):

Year Ending December 31,	Amount
2023	$180,202
2024	52,826
2025	31,541
2026	1,734
2027	4,686
Thereafter	128
$271,117
Savings, demand, and money market accounts have no contractual maturity. Certificates of deposit have maturities of six years or less.
The aggregate amount of time deposits in denominations of more than $250,000 at March 31, 2023 and December 31, 2022, totaled $82.1 million and $56.1 million, respectively. Deposit amounts in excess of $250,000 are not federally insured. As of March 31, 2023, uninsured deposits totaled $174.1 million, which represented 20.7% of total deposits, as compared to uninsured deposits of $161.9 million, or 20.0% of total deposits as of December 31, 2022. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. The increase in uninsured deposits primarily related to the increase in certificates of deposit.
Borrowings, comprised of FHLB advances, decreased $8.0 million to $35.0 million at March 31, 2023 from $43.0 million at December 31, 2022, primarily as a result of paydowns of our FHLB advances due to the increase in deposits.
Subordinated notes, net totaled $11.7 million at both March 31, 2023 and December 31, 2022.

Stockholders’ Equity.   Total stockholders’ equity increased $900 thousand, or 0.9%, to $98.6 million at March 31, 2023, from $97.7 million at December 31, 2022. This increase primarily reflects $2.2 million of net income earned during the current quarter, a $83 thousand decrease in accumulated other comprehensive loss, net of tax, and $247 thousand in proceeds from exercises of stock options, partially offset by the payment of $442 thousand in dividends to the Company’s stockholders. In addition, stockholders' equity was impacted by the adoption of CECL in the first quarter of 2023, which as of January 1, 2023, resulted in an after-tax decrease to opening retained earnings of $1.1 million.

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

	Three Months Ended March 31,
	2023			2022
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$867,724	$11,381	5.32%	$694,920	$8,075	4.71%
Investments, cash and cash equivalents	80,244	793	4.01	190,385	138	0.29
Total interest-earning assets (1)	947,968	12,174	5.21	885,305	8,213	3.76
Interest-bearing liabilities:
Savings and money market accounts	164,270	93	0.23	196,128	30	0.06
Demand and NOW accounts	241,088	267	0.45	315,181	122	0.16
Certificate accounts	246,578	1,776	2.92	102,315	275	1.09
Subordinated notes	11,683	168	5.83	11,637	168	5.85
Borrowings	44,911	499	4.51	—	—	—
Total interest-bearing liabilities	708,530	2,803	1.60%	625,261	595	0.39%
Net interest income		$9,371			$7,618
Net interest rate spread			3.60%			3.38%
Net earning assets	$239,438			$260,044
Net interest margin			4.01%			3.49%
Average interest-earning assets to average interest-bearing liabilities		133.79%			141.59%
Noninterest-bearing deposits	$172,805			$194,556
Total deposits	824,741	2,136	1.05%	808,180	427	0.21%
Total funding(2)	881,335	2,803	1.29%	819,817	595	0.29%
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

	Three Months Ended March 31, 2023 vs. 2022
	Increase (Decrease) due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:
Loans receivable	$2,266	$1,040	$3,306
Investments, cash and cash equivalents	(1,088)	1,743	655
Total interest-earning assets	1,178	2,783	3,961
Interest-bearing liabilities:
Savings and Money Market accounts	(18)	81	63
Demand and NOW accounts	(82)	227	145
Certificate accounts	1,039	462	1,501
Subordinated notes	1	(1)	—
Borrowings	499	—	499
Total interest-bearing liabilities	$1,439	$769	$2,208
Change in net interest income			$1,753

Comparison of Results of Operation for the Three Months Ended March 31, 2023 and 2022

General.
Q1 2023 vs Q1 2022. Net income increased $445 thousand, or 25.8%, to $2.2 million, or $0.83 per diluted common share, for the three months ended March 31, 2023, compared to $1.7 million, or $0.65 per diluted common share, for the three months ended March 31, 2022. The increase was primarily the result of a $1.8 million increase in net interest income and a $130 thousand decrease in the provision for credit losses, partially offset by a $554 thousand decrease in noninterest income and a $795 thousand increase in noninterest expense.

Interest Income

Q1 2023 vs Q1 2022. Interest income increased $4.0 million, or 48.2%, to $12.2 million for the three months ended March 31, 2023, from $8.2 million for the three months ended March 31, 2022, primarily due to higher average loan balances, a 61 basis point increase in the average loan yield and a 371 basis point increase in the average yield on investments and interest-bearing cash, partially offset by a lower average balance of investments and interest-bearing cash.
Interest income on loans increased $3.3 million, or 40.9%, to $11.4 million for the three months ended March 31, 2023, compared to $8.1 million for the three months ended March 31, 2022. The average balance of total loans was $867.7 million for the three months ended March 31, 2023, compared to $694.9 million for the three months ended March 31, 2022 primarily resulting from increased balances related to construction advances, partially offset by a decrease in commercial and multifamily loans resulting from the payoff of a few large multifamily loans during the past year. The average yield on total loans was 5.32% for three months ended March 31, 2023, compared to 4.71% for the three months ended March 31, 2022. The average yield on total loans increased primarily due to variable rate loans adjusting to higher market interest rates and new loan originations at higher interest rates.
Interest income on the investment portfolio and cash and cash equivalents increased $655 thousand, or 474.6%, to $793 thousand for the three months ended March 31, 2023, compared to $138 thousand for the three months ended March 31, 2022. The increase in the interest income on investment securities and cash and cash equivalents was due to higher average yields, partially offset by lower average balances. The average balance on investments and cash and cash equivalents was $80.2 million for the three months ended March 31, 2023, compared to $190.4 million for the three months ended March 31, 2022. The decrease in average balances was due to lower average cash balances as we redeployed funds into higher interest-earning assets, specifically loans and, to a lesser extent, investment securities. The average yield on investments and cash and cash equivalents increased to 4.01% for the three months ended March 31, 2023, compared to 0.29% for the three months ended March 31, 2022, as a result of the rising interest rate environment.
Interest Expense
Q1 2023 vs Q1 2022. Interest expense increased $2.2 million, or 371.1%, to $2.8 million for the three months ended March 31, 2023, from $595 thousand for the three months ended March 31, 2022. Interest expense on deposits increased $1.7 million, or

400.2%, to $2.1 million for the three months ended March 31, 2023, compared to $427 thousand for the same period a year ago. The increase was primarily the result of a $44.9 million increase in the average balance of borrowings and a $144.3 million increase in the average balance of certificate accounts, as well as higher average rates paid on all interest-bearing deposits, partially offset by a $106.0 million decrease in the average balance of interest-bearing deposits other than certificate accounts. The increase in the rate paid on certificate accounts contributed to a 84 basis point increase in the average cost of total deposits to 1.05% for the quarter ended March 31, 2023, from 0.21% for the quarter ended March 31, 2022.
Interest expense on borrowings, comprised solely of FHLB advances, was $499 thousand for the three months ended March 31, 2023, compared to none for the three months ended March 31, 2022, reflecting the increased use of FHLB advances to supplement our liquidity needs. Interest expense on subordinated notes was $168 thousand for both three month periods ended March 31, 2023 and 2022.

Net Interest Income.
Q1 2023 vs Q1 2022. Net interest income increased $1.8 million, or 23.0%, to $9.4 million for the three months ended March 31, 2023, from $7.6 million for the three months ended March 31, 2022. Our net interest margin was 4.01% and 3.49% for the three months ended March 31, 2023 and 2022, respectively. The increase in net interest income primarily was the result of higher interest income earned on loans, investments and interest-bearing cash, partially offset by higher interest expense paid on deposits and borrowings. The increase in net interest margin primarily was due to the higher interest income earned on interest-earning assets, driven by the higher average balance of and yield earned on loans, the increase in rates paid on interest-bearing liabilities and the higher average balance of borrowings.
Since March 2022, in response to inflation, the Federal Open Market Committee of the Federal Reserve has increased the target range for the federal funds rate by 475 basis points, including 50 basis points during the first quarter of 2023, to a range of 4.75% to 5.00% as of March 31, 2023. In May 2023, the FOMC increased the target range for the federal funds rate another 25 basis points to a range of 5.00% to 5.25%.
Provision for Credit Losses.
A provision for credit losses of $10 thousand was recorded for the three months ended March 31, 2023, consisting of a provision for credit losses on loans of $245 thousand and a release of reserve for unfunded loan commitments of $235 thousand. This compared to a provision for credit losses of $140 thousand for the three months ended March 31, 2022, consisting of a provision for loan losses and unfunded loan commitments of $125 thousand and $15 thousand respectively. The decrease in the provision for credit losses resulted primarily from changes in methodology used to reserve for credit losses. The Company adopted the CECL standard as of January 1, 2023, which resulted in a one-time upward adjustment to the ACL - loans of $760 thousand and an ACL - unfunded loan commitments of $695 thousand, and an after-tax decrease to opening retained earnings of $1.1 million. All amounts prior to January 1, 2023 were calculated using the previous incurred loss methodology to compute our allowance for loan losses, which is not directly comparable to the new current expected credit losses methodology. The provision for credit losses for the three months ended March 31, 2023 also reflects assumptions related to our forecast concerning the economic environment as a result of local, national and global events, including recent bank failures. In addition, expected loss estimates consider various factors, including customer-specific information, changes in risk ratings, projected delinquencies, and the impact of economic conditions on borrowers' ability to repay. Net charge-offs for the three months ended March 31, 2023 totaled $72 thousand, compared to net charge-offs of $24 thousand for the three months ended March 31, 2022.
While we believe the estimates and assumptions used in our determination of the adequacy of the ACL are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not have a material adverse impact on our financial condition and results of operations. A further decline in national and local economic conditions, as a result of the effects of inflation, and a potential recession or slowed economic growth, among other factors, could result in a material increase in the ACL and have a material adverse impact on our financial condition and results of operations. In addition, the determination of the amount of our ACL is subject to review by bank regulators as part of the routine examination process, which may result in the adjustment of reserves based upon their judgment of information available to them at the time of their examination.

Noninterest Income.  Noninterest income decreased $554 thousand, or 36.4%, to $1.0 million for the three months ended March 31, 2023, as compared to $1.5 million for the three months ended March 31, 2022, as reflected below (dollars in thousands):

	Three Months Ended March 31,		Amount Change	Percent Change
	2023	2022
Service charges and fee income	$581	$549	$32	5.8%
Earnings on cash surrender value of BOLI	151	21	130	619.0
Mortgage servicing income	299	320	(21)	(6.6)
Fair value adjustment on mortgage servicing rights	(140)	268	(408)	(152.2)
Net gain on sale of loans	78	365	(287)	(78.6)
Total noninterest income	$969	$1,523	$(554)	(36.4)%
The decrease in noninterest income during the three months ended March 31, 2023 compared to the same quarter in 2022 primarily was due to a $287 thousand decrease in net gain on sale of loans as a result of a decline in both the amount of loans originated for sale and gross margins earned on loans sold and a $408 thousand decrease in the fair value adjustment on mortgage servicing rights due primarily to a decrease in the servicing portfolio, partially offset by a $130 thousand increase in earnings on cash surrender value of BOLI, reflecting recent price increases in the securities markets. Loans sold during the quarter ended March 31, 2023, totaled $3.9 million, compared to $12.2 million during the quarter ended March 31, 2022.

Noninterest Expense.  Noninterest expense increased $795 thousand, or 11.7%, to $7.6 million during the three months ended March 31, 2023, compared to $6.8 million during the three months ended March 31, 2022, as reflected below (dollars in thousands):

	Three Months Ended March 31,		Amount Change	Percent Change
	2023	2022
Salaries and benefits	$4,485	$4,167	$318	7.6%
Operations	1,441	1,299	142	10.9
Regulatory assessments	153	101	52	51.5
Occupancy	459	432	27	6.3
Data processing	993	821	172	21.0
Total noninterest expense	$7,615	$6,820	$795	11.7%

The increase in noninterest expense during the three months ended March 31, 2023 compared to the same quarter in 2022 was mainly attributable to an increase in salaries and benefits of $318 thousand, primarily due to higher wages and lower deferred compensation, partially offset by a decrease in incentive compensation as a result of a lower percentage earned on loans originated, changes to incentive compensation programs, such as the addition of non-production performance requirements, and lower commission expense related to a decline in mortgage originations. Operations expense increased $142 thousand compared to the quarter ended March 31, 2022 due to increases in various accounts including travel expenses, debit card processing, audit fees, fixed assets, state and local taxes, charitable contributions and office expenses. These increases were partially offset by lower loan origination costs due to lower mortgage origination volume and decreases in various accounts, including marketing, legal and professional fees.
The efficiency ratio for the quarter ended March 31, 2023 was 73.65%, compared to 74.61% for the quarter ended March 31, 2022. The improvement in the efficiency ratio for the current quarter compared to the same period in the prior year is primarily due to net interest income rising at a faster rate than the increase in noninterest expense and the decline in noninterest income.
Income Tax Expense.  We incurred income tax expense of $547 thousand for the three months ended March 31, 2023, compared to $458 thousand for the same period in 2022. The effective tax rates for the three months ended March 31, 2023 and March 31, 2022 were 20.15% and 21.00%, respectively.

Capital and Liquidity
The Management Discussion and Analysis in Item 7 of the Company’s 2022 Form 10-K contains an overview of Sound Financial Bancorp’s and the Bank’s liquidity management, sources of liquidity and cash flows. Although, there have been no material changes in our liquidity management, sources of liquidity and cash flows since our 2022 Form 10-K, this discussion updates that disclosure for the three months ended March 31, 2023.
Capital. Stockholders’ equity totaled $98.6 million at March 31, 2023 and $97.7 million at December 31, 2022. In addition to net income of $2.2 million, other sources of capital during the three months ended March 31, 2023 included $247 thousand in proceeds from stock option exercises and other comprehensive income, net of tax, of $83 thousand. Uses of capital during the three months ended March 31, 2023 primarily included $442 thousand of dividends paid on common stock and $9 thousand of stock repurchases. In addition, stockholders' equity was impacted by the adoption of CECL in the first quarter of 2023, which as of January 1, 2023, resulted in an after-tax decrease to opening retained earnings of $1.1 million.
We paid regular quarterly dividends of $0.17 per common share during the three months ended March 31, 2023 and regular quarterly dividends of $0.17 per common share and a special dividend of $0.10 per common share during the three months ended March 31, 2022, which equates to a dividend payout ratio of 20.39% in the first quarter of 2023 and 41.15% in the first quarter of 2022. The Company expects to continue paying quarterly cash dividends on its common stock, subject to the Board of Directors' discretion to change this practice at any time and for any reason, without prior notice. Assuming continued payment of the regular quarterly cash dividend during the remainder of 2023 at the new rate of $0.19 per share, which the Company announced in April 2023, our average total dividend paid each quarter would be approximately $494 thousand based on the number of our current outstanding shares as of March 31, 2023.
The dividends, if any, we may pay may be limited as more fully discussed under “Business—How We Are Regulated—Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of the Company’s 2022 Form 10-K.
Stock Repurchase Programs. From time to time, our board of directors has authorized stock repurchase programs. In general, stock repurchases allow us to proactively manage our capital position and return excess capital to stockholders. Stock repurchases may also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. As of March 31, 2023, approximately $2.1 million of our common stock remained available for repurchase under our existing stock repurchase program. Purchases under the Company’s existing stock repurchase program may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as well as any constraints specified in any trading plan that may be adopted in accordance with SEC Rule 10b5-1. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The Company’s stock repurchase program does not obligate the Company to purchase any particular number of shares.
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
Asset liquidity is provided by liquid assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets generally include cash, interest-bearing deposits in banks, securities available for sale, maturities and cash flow from securities, sales of fixed rate residential mortgage loans in the secondary market and federal funds sold. Liability liquidity generally is provided by access to funding sources, which include core deposits and advances from the FHLB and other borrowing relationships with third party financial institutions.
Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding challenges resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs.

As of March 31, 2023, we had $92.4 million in cash and available-for-sale investment securities and $1.4 million in loans held-for-sale. At March 31, 2023, we had the ability to borrow $197.0 million in FHLB advances and access to additional borrowings of $22.0 million through the Federal Reserve's discount window, in each case subject to certain collateral requirements. We had $35.0 million in outstanding advances with the FHLB and none with the Federal Reserve at March 31, 2023. We also had a $20.0 million credit facility with PCBB available, with no balance outstanding at March 31, 2023. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible. As of March 31, 2023, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us. For additional details, see “Note 8—Borrowings, FHLB Stock and Subordinated Notes” in the Notes to Condensed Consolidated Financial Statements contained in "Item 1. Financial Statements" of this Form 10-Q.
In the ordinary course of business, we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying Notes to Condensed Consolidated Financial Statements elsewhere in this report for the expected timing of such payments as of March 31, 2023. These include payments related to (i) long-term borrowings (Note 8—Borrowings, FHLB Stock and Subordinated Notes) and (ii) operating leases (Note 11—Leases). See the discussion below for commitments to extend credit and standby letters of credit.
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments generally represent a commitment to extend credit in the form of loans. The instruments involve, to varying degrees, elements of credit- and interest-rate risk in excess of the amount recognized in the Condensed Consolidated Balance Sheets.
The Company's exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.
Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established by the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments are not reflected in the condensed consolidated financial statements. The Company evaluates each client's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management's credit evaluation of the client.
Financial instruments whose contract amount represents credit risk were as follow (in thousands):

	March 31, 2023	December 31, 2022
Residential mortgage commitments	$8,693	$3,184
Unfunded construction commitments	50,089	65,072
Unused lines of credit	28,828	32,793
Irrevocable letters of credit	255	275
Total loan commitments	$87,864	$101,324
Sound Financial Bancorp is a separate legal entity from Sound Community Bank and must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to Sound Community Bank), Sound Financial Bancorp is responsible for paying for any stock repurchases, dividends declared to its stockholders, interest and principal on its outstanding debt, and other general corporate expenses.
Sound Financial Bancorp is a holding company and does not conduct operations; its sources of liquidity are generally dividends up-streamed from Sound Community Bank, interest on investment securities, if any, and borrowings from outside sources. Banking regulations may limit the dividends that may be paid to Sound Financial Bancorp by Sound Community Bank. See “Business — How We Are Regulated — Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of the Company’s 2022 Form 10-K. At March 31, 2023 Sound Financial Bancorp, on an unconsolidated basis, had $2.2 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.
See also the “Condensed Consolidated Statements of Cash Flows” included in “Item 1. Financial Statements and Supplementary Data” of this Form 10-Q, for further information.

Regulatory Capital
Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action (“PCA”). Qualifying institutions that elect to use the Community Bank Leverage Ratio, or CBLR, framework, such as the Bank and the Company, that maintain the required minimum leverage ratio will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies’ PCA framework. As of March 31, 2023, the Bank and Company’s CBLR was 10.94% and 9.93%, respectively, which exceeded the minimum requirement of 9%.
In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase-in over a three-year period the Day 1 adverse regulatory capital effects of the CECL accounting standard. The capital relief is phased into regulatory capital at 25% per year over a three-year transition period. The final rule was adopted and became effective in September 2020. The Company implemented the CECL model commencing January 1, 2023 and elected to phase in the full effect of CECL on regulatory capital over the three-year transition period.
See "Part I, Item 1. Business – Regulation of Sound Community Bank – Capital Rules " in the Company's 2022 Form 10-K for additional information related to regulatory capital.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company provided information about market risk in Item 7A of its 2022 Form 10-K.  There have been no material changes in our market risk since our 2022 Form 10-K.
Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”), as of March 31, 2023, was carried out under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, and several other members of the Company’s senior management. The Company’s principal executive officer and principal financial officer concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Company’s principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
(b)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1     Legal Proceedings
In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  Any liability from such currently pending proceedings is not expected to have a material adverse effect on the business or financial condition of the Company.

Item 1A    Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of our 2022 Form 10-K.

Item 2    Unregistered Sales of Equity Securities and use of Proceeds
(a)    Not applicable.
(b)Not applicable.
(c)On April 25, 2022, the Company announced that its Board of Directors approved an extension of a previously announced stock repurchase program, which was set to expire on April 29, 2022, until October 29, 2022. Under this program the Company was authorized to repurchase up to $2.0 million of its outstanding shares of common stock from time to time in the open market, based on prevailing market prices, or in privately negotiated transactions. On July 26, 2022, the Company announced that its Board of Directors amended the program to increase the authorized repurchase amount to $4.0 million and to further extend the program maturity to January 31, 2023. On January 27, 2023, the Company announced that its Board of Directors again extended the program, scheduled to expire on January 31, 2023, to July 31, 2023. The actual timing, number and value of shares repurchased under the stock repurchase program will depend on a number of factors, including constraints specified in any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC and limitations imposed on repurchases made pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, price, general business and market conditions, and alternative investment opportunities.

The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended March 31, 2023:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	—	$—	—	$2,140,223
February 1, 2023 - February 28, 2023	4,750	$40.07	—	2,140,223
March 1, 2023 - March 31, 2023	204	$37.93	204	2,132,475
Total	4,954	$39.98	204	$2,132,475
________________________
(1) Includes the surrender of shares of Company common stock that the participants already own as payment of the exercise price for stock options. Shares surrendered by participants in the equity incentive plans are repurchased pursuant to the terms of the plan and applicable award agreement and not pursuant to publicly announced share repurchase programs.

Item 3    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

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
101
The following financial statements from the Sound Financial Bancorp, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2023, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of equity (v) condensed consolidated statements of cash flows and (vi) the notes to condensed consolidated financial statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: May 12, 2023	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President/Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wes Ochs
Wes Ochs
Executive Vice President/Chief Strategy Officer and Chief Financial Officer
(Principal Financial Officer)