Form 10-Q
period 2023-06-30
Sound Financial Bancorp, Inc.
filed 2023-08-14
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
As of August 9, 2023, there were 2,570,811 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$100,169	$57,836
Available-for-sale securities, at fair value	8,398	10,207
Held-to-maturity securities, at amortized cost	2,182	2,199
Loans held-for-sale	1,716	—
Loans held-for-portfolio	855,429	865,981
Allowance for credit losses on loans	(8,217)	(7,599)
Total loans held-for-portfolio, net	847,212	858,382
Accrued interest receivable	3,100	3,083
Bank-owned life insurance (“BOLI”), net	21,550	21,314
Other real estate owned (“OREO”) and repossessed assets, net	575	659
Mortgage servicing rights, at fair value	4,726	4,687
Federal Home Loan Bank (“FHLB”) stock, at cost	3,583	2,832
Premises and equipment, net	5,321	5,513
Right of use assets	4,966	5,102
Other assets	7,276	4,537
Total assets	$1,010,774	$976,351
LIABILITIES
Deposits
Interest-bearing	$663,765	$635,567
Noninterest-bearing demand	158,488	173,196
Total deposits	822,253	808,763
Borrowings	60,000	43,000
Accrued interest payable	619	395
Lease liabilities	5,306	5,448
Other liabilities	10,243	8,318
Advance payments from borrowers for taxes and insurance	732	1,046
Subordinated notes, net	11,697	11,676
Total liabilities	910,850	878,646
COMMITMENTS AND CONTINGENCIES (NOTE 7)	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,573,223 and 2,583,619 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	25	26
Additional paid-in capital	28,070	28,004
Retained earnings	72,923	70,792
Accumulated other comprehensive loss, net of tax	(1,094)	(1,117)
Total stockholders’ equity	99,924	97,705
Total liabilities and stockholders’ equity	$1,010,774	$976,351
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
INTEREST INCOME
Loans, including fees	$11,551	$8,697	$22,932	$16,772
Interest and dividends on investments, cash and cash equivalents	861	289	1,654	427
Total interest income	12,412	8,986	24,586	17,199
INTEREST EXPENSE
Deposits	2,953	414	5,088	841
Borrowings	547	12	1,046	12
Subordinated notes	168	168	336	336
Total interest expense	3,668	594	6,470	1,189
Net interest income	8,744	8,392	18,116	16,010
(RELEASE OF) PROVISION FOR CREDIT LOSSES	(331)	592	(321)	748
Net interest income after (release of) provision for credit losses	9,075	7,800	18,437	15,262
NONINTEREST INCOME
Service charges and fee income	670	596	1,251	1,146
Earnings on bank-owned life insurance	718	(35)	868	(14)
Mortgage servicing income	297	313	596	633
Fair value adjustment on mortgage servicing rights	96	57	(44)	325
Net gain on sale of loans	110	84	187	450
Total noninterest income	1,891	1,015	2,858	2,540
NONINTEREST EXPENSE
Salaries and benefits	4,700	3,969	9,185	8,137
Operations	1,491	1,436	2,933	2,720
Regulatory assessments	154	99	307	200
Occupancy	435	439	894	872
Data processing	788	849	1,780	1,670
Net (gain) loss on OREO and repossessed assets	(71)	—	13	—
Total noninterest expense	7,497	6,792	15,112	13,599
Income before provision for income taxes	3,469	2,023	6,183	4,203
Provision for income taxes	577	409	1,124	867
Net income	$2,892	$1,614	$5,059	$3,336

Earnings per common share:
Basic	$1.12	$0.62	$1.95	$1.28
Diluted	$1.11	$0.61	$1.94	$1.26
Weighted-average number of common shares outstanding:
Basic	2,574,677	2,584,179	2,576,545	2,593,173
Diluted	2,591,233	2,615,299	2,597,486	2,627,789
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$2,892	$1,614	$5,059	$3,336
Available for sale securities:
Unrealized (losses) gains arising during the period	(76)	(607)	29	(1,377)
Income tax benefit (expense) related to unrealized (losses) gains	16	127	(6)	289
Other comprehensive (loss) income, net of tax	(60)	(480)	23	(1,088)
Comprehensive income	$2,832	$1,134	$5,082	$2,248

See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2023 and 2022 (unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss), net of tax	Total Stockholders’ Equity
Balance, at March 31, 2023	2,601,443	$26	$28,251	$71,362	$(1,034)	$98,605
Impact of adoption of Accounting Standards Update (“ASU”) 2016-13	—	—	—		—	—
Net income	—	—	—	2,892	—	2,892
Other comprehensive loss, net of tax	—	—	—	—	(60)	(60)
Share-based compensation	—	—	87	—	—	87
Cash dividends paid on common stock ($0.19 per share)	—	—	—	(494)	—	(494)
Common stock repurchased	(31,477)	(1)	(324)	(837)	—	(1,162)
Common stock options exercised	3,257	—	56	—	—	56
Balance, at June 30, 2023	2,573,223	$25	$28,070	$72,923	$(1,094)	$99,924

Balance, at December 31, 2022	2,583,619	$26	$28,004	$70,792	$(1,117)	$97,705
Impact of adoption of ASU 2016-13	—	—	—	(1,149)	—	(1,149)
Net income	—	—	—	5,059	—	5,059
Other comprehensive income, net of tax	—	—	—	—	23	23
Share-based compensation	—	—	279	—	—	279
Restricted stock awards issued	8,850	—	—	—	—	—
Cash dividends paid on common stock ($0.36 per share)	—	—	—	(936)	—	(936)
Common stock repurchased	(31,681)	(1)	(326)	(843)	—	(1,170)
Common stock surrendered	(4,750)	—	(190)	—	—	(190)
Restricted shares forfeited	(425)	—	—	—	—	—
Common stock options exercised	17,610	—	303	—	—	303
Balance, at June 30, 2023	2,573,223	$25	$28,070	$72,923	$(1,094)	$99,924

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss), net of tax	Total Stockholders’ Equity
Balance, at March 31, 2022	2,621,531	$26	$28,154	$66,139	$(469)	$93,850
Net income	—	—	—	1,614	—	1,614
Other comprehensive loss, net of tax	—	—	—	—	(480)	(480)
Share-based compensation	—	—	91	—	—	91
Common stock surrendered	(1,010)	—	(38)	—	—	(38)
Cash dividends paid on common stock ($0.17 per share)	—	—	—	(444)	—	(444)
Common stock repurchased	(42,791)	—	(468)	(1,106)	—	(1,574)
Restricted shares forfeited	(585)	—	—	—	—	—
Common stock options exercised	1,450	—	38	—	—	38
Balance, at June 30, 2022	2,578,595	$26	$27,777	$66,203	$(949)	$93,057

Balance, at December 31, 2021	2,613,768	$26	$27,956	$65,237	$139	$93,358
Net income	—	—	—	3,336	—	3,336
Other comprehensive loss, net of tax	—	—	—	—	(1,088)	(1,088)
Share-based compensation	—	—	294	—	—	294
Restricted stock awards issued	9,700	—	—	—	—	—
Cash dividends paid on common stock ($0.44 per share)	—	—	—	(1,152)	—	(1,152)
Common stock repurchased	(46,799)		(516)	(1,218)		(1,734)
Common stock surrendered	(1,110)	—	(38)	—	—	(38)
Restricted stock forfeited	(835)	—	—	—	—	—
Common stock options exercised	3,871	—	81	—	—	81
Balance, at June 30, 2022	2,578,595	$26	$27,777	$66,203	$(949)	$93,057
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,059	$3,336
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net discounts on investments	39	47
(Release of) provision for credit losses	(321)	748
Depreciation and amortization	354	354
Compensation expense related to stock options and restricted stock	279	294
Fair value adjustment on mortgage servicing rights	44	(325)
Right of use assets amortization	470	263
Change in lease liabilities	(476)	(262)
Change in cash surrender value of BOLI	(301)	14
Net gain on BOLI death benefit	(567)	—
Net change in advances from borrowers for taxes and insurance	(314)	(444)
Net gain on sale of loans	(187)	(450)
Proceeds from sale of loans held-for-sale	10,362	15,412
Originations of loans held-for-sale	(11,974)	(13,856)
Net loss on OREO and repossessed assets	13	—
Change in operating assets and liabilities:
Accrued interest receivable	(17)	(133)
Other assets	(2,811)	(111)
Accrued interest payable	224	(6)
Other liabilities	1,925	639
Net cash provided by operating activities	1,801	5,520
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	—	(2,803)
Proceeds from principal payments, maturities and sales of available-for-sale securities	1,820	437
Purchase of held-to-maturity securities	—	(2,226)
Proceeds from principal payments of held-to-maturity securities	17	10
Net decrease (increase) in loans	10,408	(117,862)
Proceeds from death benefit on BOLI	632	—
Purchases of premises and equipment, net	(162)	(167)
Proceeds from sale of OREO and other repossessed assets	71	—
Net cash provided by (used in) investing activities	12,786	(122,611)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	13,490	(12,334)
Proceeds from borrowings	40,000	30,000
Repayment of borrowings	(23,000)	—
FHLB stock purchased	(751)	(1,271)
Common stock repurchases	(1,170)	(1,734)
Purchase of stock surrendered to pay tax liability	(190)	(38)
Dividends paid on common stock	(936)	(1,152)
Proceeds from common stock option exercises	303	81
Net cash provided by financing activities	27,746	13,552
Net change in cash and cash equivalents	42,333	(103,539)
Cash and cash equivalents, beginning of period	57,836	183,590
Cash and cash equivalents, end of period	$100,169	$80,051
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$1,580	$910
Interest paid on deposits and borrowings	6,246	1,195
ROU assets obtained in exchange for new operating lease liabilities	334	—
Impact of adoption of ASU 2016-13 on retained earnings	(1,149)	—
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
We have not made any changes in our significant accounting policies from those disclosed in the 2022 Form 10-K, except for the accounting for debt securities, the allowance for credit losses (“ACL”) on loans and unfunded commitments, and loan modifications, as described below.
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
We determine expected credit losses on available-for-sale and held-to-maturity securities through a discounted cash flow approach, using the security’s effective interest rate. However, as previously mentioned, the measurement of credit losses on available-for-sale securities only occurs when, through our qualitative assessment, all or a portion of the unrealized loss is determined to be credit related. Our discounted cash flow approach incorporates assumptions about the collectability of future cash flows. The amount of credit loss is measured as the amount by which the security’s amortized cost exceeds the present value of expected future cash flows. Credit losses on available-for-sale securities are measured on an individual basis, while credit losses on held-to-maturity securities are measured on a collective basis according to shared risk characteristics. Credit losses on held-to-maturity securities are only recognized at the individual security level when we determine a security no longer possesses risk characteristics similar to others in the portfolio. We do not measure credit losses on an investment’s accrued interest receivable, but rather promptly reverse from current period earnings the amount of accrued interest that is no longer deemed collectable. Accrued interest receivable for investment securities is included in accrued interest receivable balances in the Condensed Consolidated Balance Sheets.

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
In order to develop reasonable and supportable forecasts of future conditions, we estimate how those forecasts are expected to impact a borrower’s ability to satisfy their obligations to us and the ultimate collectability of future cash flows over the life of a loan. Management periodically evaluates appropriateness of economic scenarios and may decide that a particular economic scenario or a combination of probability-weighted economic scenarios should be used in our ACL model. Our ACL model at June 30, 2023 includes assumptions concerning the rising interest rate environment, ongoing inflationary pressures throughout the U.S. economy, higher energy prices, the potential impact of the ongoing war between Russia and Ukraine, general uncertainty concerning future economic conditions, and the potential for recessionary conditions.
It is important to note that our ACL model relies on multiple economic variables, which are used in several economic scenarios. Although no one economic variable can fully demonstrate the sensitivity of the ACL calculation to changes in the economic variables used in the model, we have identified certain economic variables that have significant influence in our model for determining the ACL. These key economic variables include changes in the Washington state unemployment rate, residential real estate prices in the Seattle Metropolitan Statistical Area, and interest rates. Recognizing that forecasts of macroeconomic conditions are inherently uncertain, we believe that the process to consider the available information and associated risks and uncertainties is appropriately governed and that estimates of expected credit losses were reasonable and appropriate upon adoption and for the three and six months ended June 30, 2023.
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

Note 2 – Accounting Pronouncements Recently Issued or Adopted
On March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, "Reference Rate Reform" ("Topic 848"). This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update apply to modifications to eligible contracts (e.g., loans, debt securities, derivatives, borrowings) that replace a reference rate affected by reference rate reform (including rates referenced in fallback provisions) and contemporaneous modifications of other contract terms related to the replacement of the reference rate (including contract modifications to add or change fallback provisions). The following optional expedients for applying the requirements of certain Topics or Industry Subtopics in the related Codification are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: 1) Modifications of contracts within the scope of Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; 2) Modifications of contracts within the scope of Topics 840, Leases, and 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate (for example, the incremental borrowing rate) or remeasurements of lease payments that otherwise would be required under those Topics for modifications not accounted for as separate contracts; and 3) Modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic 815-15, Derivatives and Hedging— Embedded Derivatives.
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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the accounting guidance for troubled debt restructured loans (“TDRs”) by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the ASU requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. This ASU was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, upon the Company’s adoption of the amendments in ASU 2016-13, which is commonly referred to as the current expected credit loss methodology. The Company adopted ASU 2022-02 on January 1, 2023 using the prospective transition guidance which allows the entity to continue estimating expected credit losses in accordance with legacy U.S. GAAP for receivables modified in a TDR until the receivables are subsequently modified or settled. Once a legacy TDR is modified after adoption of ASU 2022-02, the prospective transition guidance no longer applies and the impact to the ACL is recognized in earnings in the period of modification. This is not expected to be material.

Note 3 – Investments
At June 30, 2023, the Company did not own any debt securities classified as trading or any equity investment securities.
The amortized cost and fair value of our AFS securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2023
Municipal bonds	$6,414	$17	$(1,000)	$5,431
Agency mortgage-backed securities	3,369	1	(403)	2,967
Total	$9,783	$18	$(1,403)	$8,398

December 31, 2022
Treasury bills	$1,596	$—	$(2)	$1,594
Municipal bonds	6,434	16	(1,029)	5,421
Agency mortgage-backed securities	3,591	1	(400)	3,192
Total	$11,621	$17	$(1,431)	$10,207
The amortized cost and fair value of our HTM securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2023
Municipal bonds	$705	$—	$(175)	$530
Agency mortgage-backed securities	1,477	—	(210)	1,267
Total	$2,182	$—	$(385)	$1,797

December 31, 2022
Municipal bonds	$705	$—	$(169)	$536
Agency mortgage-backed securities	1,494	—	(219)	1,275
Total	$2,199	$—	$(388)	$1,811
The amortized cost and fair value of AFS and HTM securities at June 30, 2023, by contractual maturity, are shown below (in thousands). Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, consisting of agency mortgage-backed securities, are shown separately.

	June 30, 2023
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$—	$—
Due after one year through five years	150	150	—	—
Due after five years through ten years	1,227	1,239	—	—
Due after ten years	5,037	4,042	705	530
Agency mortgage-backed securities	3,369	2,967	1,477	1,267
Total	$9,783	$8,398	$2,182	$1,797

There were no pledged securities at June 30, 2023 or December 31, 2022.
There were no sales of AFS or HTM securities during the three and six months ended June 30, 2023 or 2022.
Accrued interest receivable on securities totaled $49 thousand and $54 thousand at June 30, 2023 and December 31, 2022, respectively, in the accompanying Condensed Consolidated Balance Sheets. Accrued interest receivable is excluded from the estimate of expected credit losses.
The following table summarizes the aggregate fair value and gross unrealized loss by length of time of those investments for which an allowance for credit losses has not been recorded that have been in a continuous unrealized loss position at the dates indicated (in thousands):

	June 30, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities
Municipal bonds	$—	$—	$3,761	$(1,000)	$3,761	$(1,000)
Agency mortgage-backed securities	137	(5)	2,614	(398)	2,751	(403)
Total available-for-sale securities	$137	$(5)	$6,375	$(1,398)	$6,512	$(1,403)
Held-to-maturity securities
Municipal bonds	$—	$—	$530	$(175)	$530	$(175)
Agency mortgage-backed securities	—	—	1,267	(210)	1,267	(210)
Total held-to-maturity securities	$—	$—	$1,797	$(385)	$1,797	$(385)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities
Treasury bills	$1,594	$(2)	$—	$—	$1,594	$(2)
Municipal bonds	2,506	(641)	1,246	(388)	3,752	(1,029)
Agency mortgage-backed securities	2,666	(314)	292	(86)	2,958	(400)
Total	$6,766	$(957)	$1,538	$(474)	$8,304	$(1,431)
Held-to-maturity securities
Municipal bonds	$536	$(169)	$—	$—	$536	$(169)
Agency mortgage-backed securities	1,274	(219)	—	—	1,274	(219)
Total held-to-maturity securities	$1,810	$(388)	$—	$—	$1,810	$(388)
There was no allowance for credit losses on securities at June 30, 2023 or December 31, 2022. At June 30, 2023, the total securities portfolio consisted of 12 agency mortgage-backed securities and 11 municipal bonds, with a total portfolio fair value of $10.2 million. At December 31, 2022, the total securities portfolio consisted of one treasury bill security, 11 agency mortgage-backed securities and 12 municipal bonds, with a fair value of $12.0 million. At June 30, 2023, there were two securities in an unrealized loss position for less than 12 months, and 16 securities in an unrealized loss position for more than 12 months. Of the two securities in an unrealized loss position for less than 12 months, both were classified as AFS. At December 31, 2022, there were 16 securities in an unrealized loss position for less than 12 months, and three securities in an unrealized loss position for more than 12 months. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. There was no provision for credit losses recognized for investment securities during the three or six months ended June 30, 2023, because the declines in fair value were not attributable to credit quality and because we do not intend, and it is not likely that we will be required, to sell these securities before recovery of their amortized cost basis.

Note 4 – Loans

Loans-held-for portfolio at the dates indicated, excluding loans held-for-sale, were as follows (in thousands):

	June 30, 2023	December 31, 2022
Real estate loans:
One-to-four family	$273,720	$274,638
Home equity	19,760	19,548
Commercial and multifamily	301,828	313,358
Construction and land	117,382	116,878
Total real estate loans	712,690	724,422
Consumer loans:
Manufactured homes	31,619	26,953
Floating homes	70,596	74,443
Other consumer	17,915	17,923
Total consumer loans	120,130	119,319
Commercial business loans	23,939	23,815
Total loans held-for-portfolio	856,759	867,556
Premiums for purchased loans(1)	884	973
Deferred fees, net	(2,214)	(2,548)
Total loans held-for-portfolio, gross	855,429	865,981
Allowance for credit losses — loans	(8,217)	(7,599)
Total loans held-for-portfolio, net	$847,212	$858,382
(1)Includes premiums resulting from purchased loans of $492 thousand related to one-to-four family loans, $300 thousand related to commercial and multifamily loans, and $92 thousand related to commercial business loans as of June 30, 2023. Includes premiums resulting from purchased loans of $507 thousand related to one-to-four family loans, $320 thousand related to commercial and multifamily loans, and $146 thousand related to commercial business loans as of December 31, 2022.
As of June 30, 2023, there were three collateral dependent loans, totaling $147 thousand, that were in process of foreclosure.
The following table presents a summary of activity in the ACL on loans and unfunded commitments for the periods indicated (in thousands):

	Three Months Ended June 30,
	2023			2022
	Allowance for Credit Losses - Loans	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Credit Losses - Loans	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$8,532	$795	$9,327	$6,407	$419	$6,826
(Release of) provision for credit losses during the period	(242)	(89)	(331)	600	(8)	592
Net (charge-offs)/recoveries during the period	(73)	—	(73)	110	—	110
Balance at end of period	$8,217	$706	$8,923	$7,117	$411	$7,528

	Six Months Ended June 30,
	2023			2022
	Allowance for Credit Losses - Loans	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Credit Losses - Loans	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$7,599	$335	$7,934	$6,306	$404	$6,710
Adoption of ASU 2016-13(1)	760	695	1,455	—	—	—
Provision for (release of) credit losses during the period	3	(324)	(321)	725	7	732
Net (charge-offs)/recoveries during the period	(145)	—	(145)	86		86
Balance at end of period	$8,217	$706	$8,923	$7,117	$411	$7,528
(1)    Represents the impact of adopting ASU 2016-13, Financial Instruments — Credit Losses on January 1, 2023. Since that date, as a result of adopting ASU 2016-13, our methodology to compute our allowance for credit losses has been based on a current expected credit loss methodology, rather than the previously applied incurred loss methodology.
Accrued interest receivable on loans receivable totaled $3.0 million at both June 30, 2023 and December 31, 2022 in the accompanying Condensed Consolidated Balance Sheets. Accrued interest receivable is excluded from the estimate of expected credit losses.
The following tables summarize the activity in the allowance for credit losses - loans, excluding accrued interest, for the periods indicated (in thousands):

	Three Months Ended June 30, 2023
	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$2,059	$—	$—	$(62)	$1,997
Home equity(1)	197	(25)	—	22	194
Commercial and multifamily	2,225	—	—	43	2,268
Construction and land	2,778	—	—	(280)	2,498
Manufactured homes	283	—	—	26	309
Floating homes	611	—	—	(25)	586
Other consumer(2)	159	(53)	5	49	160
Commercial business	216	—	—	(11)	205
Unallocated	4	—	—	(4)	—
Total	$8,532	$(78)	$5	$(242)	$8,217
(1)During the three months ended June 30, 2023, there was one revolving home equity loan that was charged off.
(2)During the three months ended June 30, 2023, the gross charge-offs related entirely to deposit overdrafts that were charged off.

	Six Months Ended June 30, 2023
	Beginning Allowance	Impact of Adoption of ASU 2016-16	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,771	$355	$—	$—	$(129)	$1,997
Home equity(1)	132	69	(25)	—	18	194
Commercial and multifamily	2,501	(320)	—	—	87	2,268
Construction and land	1,209	1,359	—	—	(70)	2,498
Manufactured homes	462	(180)	—	—	27	309
Floating homes	456	166	—	—	(36)	586
Other consumer(2)	324	(163)	(132)	12	119	160
Commercial business	256	(35)	—	—	(16)	205
Unallocated	488	(491)	—	—	3	—
Total	$7,599	$760	$(157)	$12	$3	$8,217
(1)During the six months ended June 30, 2023, there was one revolving home equity loan that was charged off.
(2)During the six months ended June 30, 2023, the gross charge-offs related entirely to deposit overdrafts that were charged off.

	Three Months Ended June 30, 2022
	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,474	$—	$45	$119	$1,638
Home equity	96	—	57	(40)	113
Commercial and multifamily	2,227	—	—	85	2,312
Construction and land	698	—	—	326	1,024
Manufactured homes	448	—	12	(16)	444
Floating homes	376	—	—	34	410
Other consumer	333	(11)	1	8	331
Commercial business	238	—	6	(4)	240
Unallocated	517	—	—	88	605
Total	$6,407	$(11)	$121	$600	$7,117

	Six Months Ended June 30, 2022
	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,402	$—	$45	$191	$1,638
Home equity	93	—	58	(38)	113
Commercial and multifamily	2,340	—	—	(28)	2,312
Construction and land	650	—	—	374	1,024
Manufactured homes	475	—	12	(43)	444
Floating homes	372	—	—	38	410
Other consumer	310	(35)	6	50	331
Commercial business	269	(6)	6	(29)	240
Unallocated	395	—	—	210	605
Total	$6,306	$(41)	$127	$725	$7,117
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
Management regularly reviews loans in the portfolio to assess credit quality indicators and to determine appropriate loan classification and grading. The grades for watch and special mention loans are used by the Company to identify and track potential problem loans which do not rise to the levels described for substandard, doubtful, or loss. These are loans which have been criticized and deserve management's close attention based upon known characteristics such as periodic payment delinquency, failure to comply with contractual terms of the loan, or collateral concerns. Loans identified as watch, special mention, substandard, doubtful, or loss are subject to additional problem loan reporting to management every three months.
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
The following table presents the internally assigned grades as of June 30, 2023, by type of loan and origination year (in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term
	2023	2022	2021	2020	2019	Prior			Total

One-to-four family:
Pass	$8,560	$88,786	$114,092	$18,192	$13,276	$30,140	$—	$—	$273,046
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	124	—	271	611	—	—	1,006
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total one-to-four family	8,560	88,786	114,216	18,192	13,547	30,751	—	—	274,052
Home equity:
Pass	1,499	2,895	1,107	308	102	1,825	10,551	1,511	19,798
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	66	—	182	248
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total home equity	1,499	2,895	1,107	308	102	1,891	10,551	1,693	20,046
Commercial and multifamily:
Pass	4,455	83,689	86,522	26,992	31,037	59,917	—	—	292,612
Special mention	—	—	—	—	—	355	—	—	355
Substandard	—	—	—	1,329	5,143	1,456	—	—	7,928
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and multifamily	4,455	83,689	86,522	28,321	36,180	61,728	—	—	300,895

Construction and land:
Pass	4,271	67,837	36,991	3,855	614	2,408	—	—	115,976
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	700	71	—	—	771
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction and land	4,271	67,837	36,991	3,855	1,314	2,479	—	—	116,747
Manufactured homes:
Pass	6,562	8,629	4,946	2,386	2,512	6,340	—	—	31,375
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	28	—	22	—	108	—	—	158
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total manufactured homes	6,562	8,657	4,946	2,408	2,512	6,448	—	—	31,533
Floating homes:
Pass	1,736	21,741	27,302	6,557	1,925	10,972	—	—	70,233
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total floating homes	1,736	21,741	27,302	6,557	1,925	10,972	—	—	70,233
Other consumer:
Pass	1,763	2,024	4,018	6,333	832	2,386	480	—	17,836
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	72	—	—	—	—	72
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total other consumer	1,763	2,024	4,018	6,405	832	2,386	480	—	17,908
Commercial business:
Pass	3,150	492	3,812	493	367	5,771	9,473	—	23,558
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	69	386	—	—	2	—	—	457
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial business	3,150	561	4,198	493	367	5,773	9,473	—	24,015
Total loans
Pass	$31,996	$276,093	$278,790	$65,116	$50,665	$119,759	$20,504	$1,511	$844,434
Special mention	—	—	—	—	—	355	—	—	355
Substandard	—	97	510	1,423	6,114	2,314	—	182	10,640
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$31,996	$276,190	$279,300	$66,539	$56,779	$122,428	$20,504	$1,693	$855,429

The following tables present the internally assigned grades as of December 31, 2022, by type of loan (in thousands):

	December 31, 2022
	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$271,295	$19,230	$291,677	$109,484	$26,583	$74,443	$17,661	$22,853	$833,226
Watch	279	2	7,538	4,037	134	—	—	161	12,151
Special Mention	—	—	4,096	—	—	—	—	—	4,096
Substandard	3,064	316	10,047	3,357	236	—	262	801	18,083
Total	$274,638	$19,548	$313,358	$116,878	$26,953	$74,443	$17,923	$23,815	$867,556

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
The following table presents the amortized cost of nonaccrual loans as of the dates indicated, by type of loan (in thousands):

	June 30, 2023		December 31, 2022
	Total Nonaccrual Loans	Total Nonaccrual Loans with no ACL	Total Nonaccrual Loans	Total Nonaccrual Loans with no ACL
One-to-four family	$914	$914	$2,135	$2,135
Home equity	88	88	142	142
Commercial and multifamily	323	323	—	—
Construction and land	25	25	324	324
Manufactured homes	156	115	96	52
Other consumer	5	—	262	262
Total	$1,511	$1,465	$2,959	$2,915
The following tables present the aging of past due loans, based on amortized cost, as of the dates indicated, by type of loan (in thousands):

	June 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	> 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$—	$168	$365	$—	$533	$273,519	$274,052
Home equity	270	—	88	—	358	19,688	20,046
Commercial and multifamily	—	—	322	—	322	300,573	300,895
Construction and land	2,866	—	—	—	2,866	113,881	116,747
Manufactured homes	—	177	78	—	255	31,278	31,533
Floating homes	—	—	—	—	—	70,233	70,233
Other consumer	9	6	—	—	15	17,893	17,908
Commercial business	—	46	—	—	46	23,969	24,015
Total	$3,145	$397	$853	$—	$4,394	$851,035	$855,429

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	> 90 Days and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$393	$289	$1,934	$—	$2,616	$272,022	$274,638
Home equity	115	—	116	—	231	19,317	19,548
Commercial and multifamily	7,198	—	—	—	7,198	306,160	313,358
Construction and land	1,210	—	296	—	1,506	115,372	116,878
Manufactured homes	261	155	52	—	468	26,485	26,953
Floating homes	—	—	—	—	—	74,443	74,443
Other consumer	360	5	—	—	365	17,558	17,923
Commercial business	4	—	—	—	4	23,811	23,815
Total	$9,542	$449	$2,398	$—	$12,389	$855,167	$867,556

Nonperforming Loans.  Loans are considered nonperforming when they are placed on nonaccrual. The following table presents the credit risk profile of our loan portfolio based on payment activity as of the date indicated, by type of loan (in thousands):

	December 31, 2022
	One-to-four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Performing	$272,503	$19,406	$313,358	$116,554	$26,857	$74,443	$17,661	$23,815	$864,597
Nonperforming	2,135	142	—	324	96	—	262	—	2,959
Total	$274,638	$19,548	$313,358	$116,878	$26,953	$74,443	$17,923	$23,815	$867,556

Loan Modifications to Borrowers Experiencing Financial Difficulty. Loans modified to borrowers experiencing financial difficulty totaled $2.0 million at June 30, 2023. The Company has granted modifications which can generally be described in the following categories:
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
The Company had no commitments to extend additional credit to borrowers owing loan receivables whose terms have been modified at June 30, 2023.

During the six months ended June 30, 2023, there was one one-to-four family loan modified to borrowers experiencing financial difficulty that was in current status as of June 30, 2023. This loan received a term extension for 90 days, with an amortized cost basis of $90 thousand representing 0.03% of the total class of loans. There were no loans modified within the three months ended June 30, 2023.

We have no modified loan receivables that have subsequently defaulted at June 30, 2023.

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

The following tables summarize collateral dependent loans by collateral type as of the dates indicated (in thousands):

	June 30, 2023
	Commercial Real Estate	Residential Real Estate	Land	Other Residential	Total
Real estate loans:
One- to four- family	$—	$1,075	$—	$292	$1,367
Home equity	—	88	—	—	88
Commercial and multifamily	323	—	—	—	323
Construction and land	—	—	25	—	25
Total real estate loans	323	1,163	25	292	1,803
Consumer loans:
Manufactured homes	—	—	—	156	156
Total consumer loans	—	—	—	156	156
Total loans	$323	$1,163	$25	$448	$1,959

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
The following tables present the average recorded investment and interest income recognized on impaired loans for the periods indicated, by loan types (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022		2022
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to-four family	$3,377	$19	$3,607	$44
Home equity	226	3	222	7
Commercial and multifamily	2,322	22	2,341	51
Construction and land	65	1	67	2
Manufactured homes	204	4	210	8
Floating homes	—	—	164	—
Other consumer	341	6	263	10
Commercial business	85	(1)	115	—
Total	$6,620	$54	$6,989	$122

Note 5 – Fair Value Measurements
The Company determines the fair values of its financial instruments based on the requirements established in ASC 820, Fair Value Measurements (“ASC 820”), which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. The Company’s fair values for financial instruments at June 30, 2023 and December 31, 2022 were determined based on these requirements.
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
Loans held-for-sale - One-to-four family mortgage loans held-for-sale are recorded at the lower of cost or fair value. The fair value of fixed-rate one-to-four family loans held-for-sale is based on whole loan forward prices obtained from government sponsored enterprises. At June 30, 2023 and December 31, 2022, loans held-for-sale were carried at cost, as no impairment was required.
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
Off-balance sheet financial instruments - The fair value for the Company’s off-balance sheet loan commitments is estimated based on fees charged to others to enter into similar agreements, taking into account the remaining terms of the agreements and credit standing of the Company’s clients. The estimated fair value of these commitments is not significant.
In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no transfers between levels during the three and six months ended June 30, 2023 and 2022.

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether or not recognized or recorded at fair value as of the dates indicated (in thousands):

	June 30, 2023		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$100,169	$100,169	$100,169	$—	$—
Available-for-sale securities	8,398	8,398	—	8,398	—
Held-to-maturity securities	2,182	1,797	—	1,797	—
Loans held-for-sale	1,716	1,716	—	1,716	—
Loans held-for-portfolio, net	847,212	798,190	—	—	798,190
Mortgage servicing rights	4,726	4,726	—	—	4,726
FHLB stock	3,583	3,583	—	3,583	—
FINANCIAL LIABILITIES:
Non-maturity deposits	533,768	533,768	—	533,768	—
Time deposits	288,485	289,681	—	289,681	—
Borrowings	60,000	60,000	—	60,000	—
Subordinated notes	11,697	10,032	—	10,032	—

	December 31, 2022		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$57,836	$57,836	$57,836	$—	$—
Available-for-sale securities	10,207	10,207	—	10,207	—
Held-to-maturity securities	2,199	1,811	—	1,811	—
Loans held-for-portfolio, net	858,382	801,153	—	—	801,153
Mortgage servicing rights	4,687	4,687	—	—	4,687
FHLB stock	2,832	2,832	—	2,832	—
FINANCIAL LIABILITIES:
Non-maturity deposits	598,458	598,458	—	598,458	—
Time deposits	210,305	209,965	—	209,965	—
Borrowings	43,000	43,000	—	43,000	—
Subordinated notes	11,676	10,420	—	10,420	—

The following tables present the balance of assets measured at fair value on a recurring basis as of the dates indicated (in thousands):

	Fair Value at June 30, 2023
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$5,431	$—	$5,431	$—
Agency mortgage-backed securities	2,967	—	2,967	—
Mortgage servicing rights	4,726	—	—	4,726

	Fair Value at December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Treasury bills	$1,594	$—	$1,594	$—
Municipal bonds	5,421	—	5,421	—
Agency mortgage-backed securities	3,192	—	3,192	—
Mortgage servicing rights	4,687	—	—	4,687
The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis as of the dates indicated:

June 30, 2023
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	106%-524% (126%)
		Discount rate	10.5%-14.5% (12.5%)

December 31, 2022
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	119%-461% (132%)
		Discount rate	10.5%-14.5% (12.5%)
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
There were no assets or liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2023 and 2022.
Mortgage servicing rights are measured at fair value using a significant unobservable input (Level 3) on a recurring basis. Additional information is included in “Note 6—Mortgage Servicing Rights.”

The fair value of individually evaluated loans with specific allocations of the ACL based on collateral values and OREO is generally based on recent real estate appraisals and automated valuation models (“AVMs”). These appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers for differences between the comparable sales and income data available. Such adjustments are typically deemed significant unobservable inputs used for determining fair value and result in a Level 3 classification.
The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at June 30, 2023
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$575	$—	$—	$575
Collateral dependent loans	1,959	—	—	1,959

	Fair Value at December 31, 2022
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$659	$—	$—	$659
Impaired loans	4,844	—	—	4,844
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at both June 30, 2023 and December 31, 2022.

Note 6 – Mortgage Servicing Rights
The unpaid principal balance of the Company’s mortgage servicing rights portfolio totaled $463.6 million at June 30, 2023 compared to $472.5 million at December 31, 2022. Of this total balance, the unpaid principal balance of loans serviced for Federal National Mortgage Association (“Fannie Mae”) at June 30, 2023 and December 31, 2022 were $461.4 million and $470.3 million, respectively. The unpaid principal balance of loans serviced for other financial institutions at June 30, 2023 and December 31, 2022, totaled $2.2 million and $2.2 million, respectively. Loans serviced for others are not included in the Company’s financial statements as they are not assets of the Company.
A summary of the change in the balance of mortgage servicing assets during the periods indicated were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance, at fair value	$4,587	$4,668	$4,687	$4,273
Servicing rights that result from transfers and sale of financial assets	43	29	83	156
Changes in fair value:
Due to changes in model inputs or assumptions and other(1)	96	57	(44)	325
Ending balance, at fair value	$4,726	$4,754	$4,726	$4,754
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	June 30, 2023	December 31, 2022
Prepayment speed (Public Securities Association “PSA” model)	126%	132%
Weighted-average life	7.8 years	7.5 years
Weighted average discount rate	12.5%	12.5%

The amount of contractually specified servicing, late and ancillary fees earned on the mortgage servicing rights are included in mortgage servicing income on the Condensed Consolidated Statements of Income and totaled $297 thousand and $596 thousand for the three and six months ended June 30, 2023, and $313 thousand and $633 thousand for the three and six months ended June 30, 2022, respectively.

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

Note 8 – Borrowings, FHLB Stock and Subordinated Notes
FHLB Advances
The following table presents advances from the FHLB as of the dates indicated:

	June 30, 2023	December 31, 2022
Fixed Rate:
Outstanding balance	$40,000	$—
Interest rates ranging from	4.06%	—%
Interest rates ranging to	4.35%	—%
Weighted average interest rate	4.25%	—%
Variable rate:
Outstanding balance	$20,000	$43,000
Weighted average interest rate	5.37%	2.14%
FHLB Des Moines Borrowing Capacity
The Company has a loan agreement with the FHLB of Des Moines. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial and multifamily loan portfolio based on the outstanding balance. Additionally, the Company had outstanding letters of credit from the FHLB of Des Moines to secure public deposits. The following table presents the borrowing capacity from the FHLB as of the dates indicated:

	June 30, 2023	December 31, 2022
Amount available to borrow under credit facility(1)	$451,949	$442,078
Advance equivalent of collateral:
One-to-four family mortgage loans	201,590	204,097
Commercial and multifamily mortgage loans	38,172	45,437
Home equity loans	489	505
Notional amount of letters of credit outstanding	11,000	8,000
Remaining FHLB borrowing capacity	$169,251	$199,039
(1)Subject to eligible pledged collateral.
As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances. At June 30, 2023 and December 31, 2022, the Company had an investment of $3.6 million and $2.8 million, respectively in FHLB of Des Moines stock.
Federal Reserve Bank of San Francisco (“FRB SF”) Borrowings
The Company has a borrowing agreement with the FRB SF. The terms of the agreement call for a blanket pledge of a portion of the Company’s consumer and commercial business loans based on the outstanding balance. At June 30, 2023 and December 31, 2022, the amount available to borrow under this credit facility was $18.4 million and $20.8 million, respectively, subject to eligible pledged collateral. The Company had no outstanding borrowings under this arrangement at June 30, 2023 and December 31, 2022.

Other Borrowings
The Company has access to an unsecured Fed Funds line of credit from Pacific Coast Banker’s Bank (“PCBB”). The line has a one year term maturing on June 30, 2024 and is renewable annually. As of June 30, 2023, the amount available under this line of credit was $20.0 million. There was no balance on this line of credit as of June 30, 2023 and December 31, 2022.
Subordinated Debt
In September 2020, the Company issued $12.0 million of fixed to floating rate subordinated notes that mature in 2030. The subordinated notes have an initial fixed interest rate of 5.25% to, but excluding, October 1, 2025, payable semi-annually in arrears. From, and including, October 1, 2025, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term Secured Overnight Financing Rate, or SOFR, plus 513 basis points, payable quarterly in arrears. The subordinated notes mature on May 15, 2030, and may be redeemed by the Company, in whole or in part, on October 1, 2025, or on any subsequent interest payment due. Prior to October 1, 2025, the Company may redeem these notes, in whole but not in part, only under certain limited circumstances set forth in the terms of the subordinated notes. The balance of the subordinated notes was $11.7 million as of both June 30, 2023 and December 31, 2022.

Note 9 – Earnings Per Common Share
The following table summarizes the calculation of earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	2023	2022	2023	2022
Net income	$2,892	$1,614	$5,059	$3,336
LESS: Participating dividends - Unvested Restricted Stock Awards (“RSAs”)	(3)	(3)	(6)	(8)
LESS: Income allocated to participating securities - Unvested RSAs	(15)	(8)	(26)	(15)
Net income available to common stockholders - basic	2,874	1,603	5,027	3,313
ADD BACK: Income allocated to participating securities - Unvested RSAs	15	8	26	15
LESS: Income reallocated to participating securities - Unvested RSAs	(15)	(8)	(26)	(15)
Net income available to common stockholders - diluted	$2,874	$1,603	$5,027	$3,313

Weighted average number of shares outstanding, basic	2,574,677	2,584,179	2,576,545	2,593,173
Effect of potentially dilutive common shares	16,556	31,120	20,941	34,616
Weighted average number of shares outstanding, diluted	2,591,233	2,615,299	2,597,486	2,627,789
Earnings per share, basic	$1.12	$0.62	$1.95	$1.28
Earnings per share, diluted	$1.11	$0.61	$1.94	$1.26
There were 13,080 anti-dilutive securities at June 30, 2023 and 2,656 anti-dilutive securities at June 30, 2022.

Note 10 – Stock-based Compensation
Stock Options and Restricted Stock
The Company currently has one active stockholder-approved stock-based compensation plan, the Amended and Restated 2013 Equity Incentive Plan (the "2013 Plan"). The 2013 Plan permits the grant of restricted stock, restricted stock units, stock options, and stock appreciation rights. The equity incentive plan approved by stockholders in 2008 (the"2008 Plan") expired in November 2018 and no further awards may be made under the 2008 Plan; provided, however, all awards outstanding under the 2008 Plan remain outstanding in accordance with their terms. Under the 2013 Plan, 181,750 shares of common stock were approved for awards for stock options and stock appreciation rights and 116,700 shares of common stock were approved for awards for restricted stock and restricted stock units.
As of June 30, 2023, on an adjusted basis, awards for stock options totaling 295,464 shares and awards for restricted stock totaling 159,396 shares of Company common stock have been granted, net of any forfeitures, to participants in the 2013 Plan and the 2008 Plan. Share-based compensation expense was $87 thousand and $279 thousand for the three and six months ended June 30, 2023, and $91 thousand and $294 thousand for the three and six months ended June 30, 2022, respectively.

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
The following is a summary of the Company’s stock option award activity during the three months ended June 30, 2023 (dollars in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at April 1, 2023	89,269	$31.00	5.68	$647
Granted	—	—
Exercised	(3,257)	17.21
Expired	(117)	42.27
Outstanding at June 30, 2023	85,895	31.51	5.62	495
Exercisable	63,550	28.77	4.55	482
Expected to vest, assuming a 0% forfeiture rate over the vesting term	85,895	$31.51	5.62	$495
The following is a summary of the Company’s stock option award activity during the six months ended June 30, 2023 (dollars in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2023	91,525	$27.64	4.65	$1,109
Granted	12,425	40.13
Exercised	(17,610)	17.23
Forfeited	(328)	42.02
Expired	(117)	42.27
Outstanding at June 30, 2023	85,895	31.51	5.62	495
Exercisable	63,550	28.77	4.55	482
Expected to vest, assuming a 0% forfeiture rate over the vesting term	85,895	$31.51	5.62	$495
As of June 30, 2023, there was $179 thousand of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 2.7 years. The total intrinsic value of the shares exercised during the three and six months ended June 30, 2023 was $61 thousand and $388 thousand, and for the three and six months ended 2022 was $0 and $54 thousand, respectively.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The fair value of options granted during the six months ended June 30, 2023 and 2022 were determined using the following weighted-average assumptions as of the grant date.

	Six Months Ended June 30,
	2023	2022
Annual dividend yield	1.69%	1.59%
Expected volatility	28.15%	26.48%
Risk-free interest rate	3.60%	1.64%
Expected term	6.00 years	6.00 years
Weighted-average grant date fair value per option granted	$11.33	$9.95
There were no options granted during the three months ended June 30, 2023 or 2022.
Restricted Stock Awards
The fair value of the restricted stock awards is equal to the fair value of the Company's common stock at the date of grant. Compensation expense is recognized over the vesting periods of the awards. The restricted stock awards granted under the 2008 Plan vest in 20% annual increments commencing one year from the grant date. The restricted stock awards granted to date under the 2013 Plan provide for immediate vesting of a portion of the award with the balance of the award vesting on the anniversary dates of the grant date in equal annual installments over periods of one-to-four years subject to the continued service of the participant with the Company.
The following is a summary of the Company’s non-vested restricted stock award activity during the three months ended June 30, 2023:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-Vested at April 1, 2023	16,342	$39.17
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-Vested at June 30, 2023	16,342	39.17	35.50
Expected to vest assuming a 0% forfeiture rate over the vesting term	16,342	$39.17	$35.50
The following is a summary of the Company’s non-vested restricted stock award activity during the six months ended June 30, 2023:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-Vested at January 1, 2023	17,879	$37.63
Granted	8,850	40.13
Vested	(9,962)	37.14
Forfeited	(425)	41.95
Non-Vested at June 30, 2023	16,342	$39.17	$35.50
Expected to vest assuming a 0% forfeiture rate over the vesting term	16,342	$39.17	$35.50

As of June 30, 2023, there was $527 thousand of unrecognized compensation cost related to non-vested restricted stock granted under the Plans. The cost is expected to be recognized over the weighted-average vesting period of 2.6 years. The total fair value of shares vested for the six months ended June 30, 2023 and 2022 was $370 thousand and $306 thousand, respectively.
Employee Stock Ownership Plan
The fair value of the 162,901 shares held by the Company’s Employee Stock Ownership Plan (the “ESOP”) trust was $5.8 million at June 30, 2023. ESOP compensation expense included in salaries and benefits was $204 thousand and $408 thousand for the three and six months ended June 30, 2023, and $170 thousand and $375 thousand for the three and six months ended June 30, 2022, respectively.

Note 11 – Leases
We have operating leases for branch locations, a loan production office, our corporate office and in the past, for certain equipment. The term for our leases begins on the date we become legally obligated for the rent payments or take possession of the building, whichever is earlier. Generally, our real estate leases have initial terms of three to ten years and typically include one renewal option. Our leases have remaining lease terms of one to six years. The operating leases generally contain renewal options and require us to pay property taxes and operating expenses for the properties.
The following table presents the lease right-of-use assets and lease liabilities recorded on the Condensed Consolidated Balance Sheets at the dates indicated (in thousands):

	June 30, 2023	December 31, 2022
Operating lease right-of-use assets	$4,966	$5,102
Operating lease liabilities	$5,306	$5,448
The following table presents the components of lease expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense
Office leases	$269	$279	$537	$562
Sublease income	(3)	(3)	(6)	(6)
Net lease expense	$266	$276	$531	$556
The following table presents the schedule of lease liabilities at the date indicated (in thousands):

June 30, 2023
Remainder of 2023	$1,113
2024	1,040
2025	930
2026	948
2027	954
Thereafter	750
Total lease payments	5,735
Less: Present value discount	429
Present value of lease liabilities	$5,306

Lease term and discount rate by lease type consist of the following at the dates indicated:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term:
Office leases	5.6 years	6.1 years
Weighted-average discount rate (annualized):
Office leases	2.77%	2.63%

Supplemental cash flow information related to leases was as follows for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows
Office leases	$266	$265	$537	$530

Note 12 – Subsequent Events
On July 25, 2023, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.19 per common share, payable on August 23, 2023 to stockholders of record at the close of business on August 9, 2023.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Statements
Certain matters discussed in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:

•potential adverse impacts to economic conditions in the Company’s local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession, or slowed economic growth caused by increasing political instability from acts of war including Russia’s invasion of Ukraine, as well as increasing supply chain disruptions;
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
•the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
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
•the transition from the London Interbank Offered Rate (“LIBOR”) to new interest-rate benchmarks;
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
•the inability of key third-party providers to perform their obligations to us;
•our ability to attract and retain deposits;
•competitive pressures among financial services companies;
•our ability to successfully integrate into our operations any assets, liabilities, clients, systems, and management personnel we may acquire and our ability to realize related revenue synergies and expected cost savings and other benefits within the anticipated time frames or at all;
•the use of estimates in determining the fair values of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
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
General
Sound Financial Bancorp, a Maryland corporation, is a bank holding company for its wholly owned subsidiary, Sound Community Bank. Substantially all of Sound Financial Bancorp’s business is conducted through Sound Community Bank, a Washington state-chartered commercial bank. As a Washington commercial bank that is not a member of the Federal Reserve System, the Bank’s regulators are the Washington Department of Financial Institutions and the Federal Deposit Insurance Corporation (the “FDIC”). As a bank holding company, Sound Financial Bancorp is regulated by the Federal Reserve. We also sell insurance products and services for clients through Sound Community Insurance Agency, Inc., a wholly owned subsidiary of the Bank.
Sound Community Bank’s deposits are insured up to applicable limits by the FDIC. At June 30, 2023, Sound Financial Bancorp, on a consolidated basis, had assets of $1.01 billion, net loans held-for-portfolio of $847.2 million, deposits of $822.3 million and stockholders’ equity of $99.9 million. The common stock of Sound Financial Bancorp is listed on the NASDAQ Capital Market under the symbol “SFBC.”  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121.
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

Comparison of Financial Condition at June 30, 2023 and December 31, 2022
General.   Total assets increased $34.4 million, or 3.5%, to $1.01 billion at June 30, 2023 from $976.4 million at December 31, 2022. The increase primarily was a result of an increase in cash and cash equivalents, partially offset by a decrease in loans held-for-portfolio.
Cash and Securities, and Investment Securities.  Cash and cash equivalents increased $42.3 million, or 73.2%, to $100.2 million at June 30, 2023 from $57.8 million at December 31, 2022, consistent with management’s strategy to increase liquidity in light of the continued volatility in the banking sector. The increase was primarily from an increase in deposits, primarily certificate and money market accounts, and FHLB advances. Investment securities decreased $1.8 million, or 14.7%, to $10.6 million at June 30, 2023, compared to $12.4 million at December 31, 2022. Held-to-maturity securities totaled $2.2 million, both at June 30, 2023 and at December 31, 2022. Available-for-sale securities totaled $8.4 million at June 30, 2023, compared to $10.2 million at December 31, 2022. The decrease in available-for-sale securities was primarily due to the maturity of $1.6 million in treasury bills and regularly scheduled payments and maturities.
Loans.  Loans held-for-portfolio, net, decreased $11.2 million, or 1.3%, to $847.2 million at June 30, 2023 from $858.4 million at December 31, 2022, driven by declines in commercial and multifamily real estate and floating home loans, partially offset by an increase in manufactured home loans.
The following table reflects the changes in the mix of our loan portfolio at June 30, 2023, as compared to December 31, 2022 (dollars in thousands):

	June 30, 2023	December 31, 2022	Amount Change	Percent Change
One-to-four family	$273,720	$274,638	$(918)	(0.3)%
Home equity	19,760	19,548	212	1.1
Commercial and multifamily	301,828	313,358	(11,530)	(3.7)
Construction and land	117,382	116,878	504	0.4
Manufactured homes	31,619	26,953	4,666	17.3
Floating homes	70,596	74,443	(3,847)	(5.2)
Other consumer	17,915	17,923	(8)	—
Commercial business	23,939	23,815	124	0.5
Premiums for purchased loans	884	973	(89)	(9.1)
Deferred loan fees	(2,214)	(2,548)	334	(13.1)
Total loans held-for-portfolio, gross	855,429	865,981	(10,552)	(1.2)
Allowance for credit losses — loans	(8,217)	(7,599)	(618)	8.1
Total loans held-for-portfolio, net	$847,212	$858,382	$(11,170)	(1.3)%
The decrease in commercial and multifamily real estate and floating home loans was primarily due to payoffs and paydowns during the period, including the payoff of $10.0 million related to three multifamily loans and $3.7 million related to two floating homes loans. These decreases were partially offset by the increase in manufactured home loans during the period as a result of high demand. At June 30, 2023, our loan portfolio, net of deferred loan fees, remained well-diversified. At that date, commercial and multifamily real estate loans accounted for 35.2% of total loans, one-to-four family loans, including home equity loans, accounted for 34.1% of total loans, commercial business loans accounted for 2.8% of total loans, and consumer loans, consisting of manufactured homes, floating homes, and other consumer loans, accounted for 14.0% of total loans. Construction and land loans accounted for 13.7% of total loans at June 30, 2023.
Loans held-for-sale totaled $1.7 million at June 30, 2023, compared to none at December 31, 2022. The increase was primarily due to timing of mortgage originations and sales.

Allowance for Credit Losses.

The following table reflects the adjustments in our allowance for credit losses (“ACL”) during the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Allowance for Credit Losses — Loans:
Balance at beginning of period	$8,532	$6,407	$7,599	$6,306
Impact of Adoption of ASU 2016-13	—	—	760	—
Charge-offs	(78)	(11)	(157)	(41)
Recoveries	5	121	12	127
Net charge-offs	(73)	110	(145)	86
(Release of) provision for credit losses	(242)	600	3	725
Balance at end of period	8,217	$7,117	$8,217	$7,117
Reserve for Unfunded Commitments:
Balance at beginning of period	795	419	335	404
Impact of Adoption of ASU 2016-13	—	—	695	—
(Release of) provision for credit losses	(89)	(8)	(324)	7
Balance at end of period	706	411	706	411
Allowance for credit losses	$8,923	$7,528	$8,923	$7,528
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.03)%	0.06%	(0.03)%	0.02%
Our ACL — loans increased $618 thousand, or 8.1%, to $8.2 million at June 30, 2023, from $7.6 million at December 31, 2022.
The change in the ACL - loans from December 31, 2022 to June 30, 2023 was primarily a result of the adjustment for the adoption of ASU 2016-16. The provision for credit losses had a minimal impact on the change in the ACL, as a result of the decline in the loan portfolio from the payoff of three large multifamily loans and the completion of construction projects decreasing the ACL - loans, partially offset by construction advances that were outstanding at December 31, 2022 and funded during the six months ended June 30, 2023, thus reducing the reserve for unfunded commitments and increasing the ACL - loans. See “Comparison of Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022 — Provision for Credit Losses.”

The following tables show certain credit ratios at and for the dates and periods indicated and the components of each ratio's calculation (dollars in thousands).

	At June 30, 2023	At December 31, 2022
Allowance for credit losses - loans as a percentage of total loans outstanding	0.96%	0.88%
Allowance for credit losses — loans	$8,217	$7,599
Total loans outstanding	$856,759	$867,556

Nonaccrual loans as a percentage of total loans outstanding	0.18%	0.34%
Total nonaccrual loans	$1,511	$2,959
Total loans outstanding	$856,759	$867,556

Allowance for credit losses - loans as a percentage of nonaccrual loans	543.94%	256.81%
Allowance for credit losses — loans	$8,217	$7,599
Total nonaccrual loans	$1,511	$2,959

Allowance for credit losses as a percentage of total loans outstanding	1.04%	0.91%
Allowance for credit losses	$8,923	$7,934
Total loans outstanding	$856,759	$867,556

Allowance for credit losses as a percentage of nonaccrual loans	590.67%	268.13%
Allowance for credit losses	$8,923	$7,934
Total nonaccrual loans	$1,511	$2,959

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in thousands)
Net recoveries (charge-offs) during period to average loans outstanding:
One-to-four family:	—%	0.08%	—%	0.04%
Net recoveries	$—	$45	—	45
Average loans outstanding	$274,066	$232,173	274,163	221,801

Home equity:	(0.51)%	1.51%	(0.26)%	0.82%
Net (charge-offs) recoveries	$(25)	$57	(25)	58
Average loans outstanding	$19,723	$15,168	19,652	14,313

Commercial and multifamily real estate:	—%	—%	—%	—%
Net (charge-offs) recoveries	$—	$—	—	—
Average loans outstanding	$305,553	$288,935	308,241	284,112

Construction and land:	—%	—%	—%	—%
Net (charge-offs) recoveries	$—	$—	—	—
Average loans outstanding	$121,577	$78,884	121,143	72,137

Manufactured homes:	—%	0.21%	—%	0.11%
Net recoveries	$—	$12	—	12
Average loans outstanding	$29,655	$22,535	28,474	22,217

Floating homes:	—%	—%	—%	—%
Net (charge-offs) recoveries	$—	$—	—	—
Average loans outstanding	$73,246	$62,404	73,642	61,108

Other consumer:	(1.10)%	(0.22)%	(1.39)%	(0.34)%
Net (charge-offs)	$(48)	$(10)	(120)	(29)
Average loans outstanding	$17,527	$18,436	17,431	17,668

Commercial business:	—%	0.10%	—%	—%
Net recoveries	$—	$6	—	—
Average loans outstanding	$24,285	$23,968	24,196	24,808

Total loans:	(0.03)%	0.06%	(0.03)%	0.02%
Net (charge-offs) recoveries	$(73)	$110	(145)	86
Average loans outstanding	$865,631	$742,504	866,942	718,165
Nonperforming Assets.  At June 30, 2023, nonperforming assets, which are comprised of nonaccrual loans and other real estate owned (“OREO”), totaled $2.1 million, or 0.21% of total assets, compared to $3.6 million, or 0.37% of total assets at December 31, 2022.
The table below sets forth the amounts and categories of nonperforming assets at the dates indicated (dollars in thousands):

	Nonperforming Assets
	June 30, 2023	December 31, 2022	Amount Change	Percent Change
Total nonperforming loans	$1,511	$2,958	$(1,447)	(48.9)
OREO and repossessed assets	575	659	(84)	(12.7)
Total nonperforming assets	$2,086	$3,617	$(1,531)	(42.3)%

Nonperforming assets, which are comprised of nonperforming loans (nonaccrual loans and nonperforming modified loans) and other real estate owned (“OREO”) and repossessed assets, decreased $1.5 million, or 42.3%, to $2.1 million, or 0.21% of total assets, at June 30, 2023 from $3.6 million, or 0.37% of total assets, at December 31, 2022. The decrease in nonperforming assets primarily was due to the payoff of $1.5 million in nonperforming one-to-four family loans related to a single borrower and the write-off of one residential property for $84 thousand. The percentage of nonperforming loans to total loans was 0.18% at June 30, 2023, compared to 0.34% of total loans at December 31, 2022.

Mortgage Servicing Rights.  The fair value of mortgage servicing rights was $4.7 million at June 30, 2023, an increase of $39 thousand, or 0.8%, from $4.7 million at December 31, 2022. We record mortgage servicing rights on loans sold with servicing retained and upon acquisition of a servicing portfolio. Mortgage servicing rights are carried at fair value. If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.
Deposits and Borrowings. Total deposits increased $13.5 million, or 1.7%, to $822.3 million at June 30, 2023 from $808.8 million at December 31, 2022. The increase was primarily a result of higher balances in certificate and money market accounts, partially offset by lower balances in all other deposit products, largely driven by consumer behavior to move funds from lower rate deposit products into higher rate deposit products. Noninterest-bearing deposits decreased $14.7 million, or 8.5%, to $158.5 million at June 30, 2023, compared to $173.2 million at December 31, 2022. Noninterest-bearing deposits represented 19.3% of total deposits at June 30, 2023, compared to 21.4% at December 31, 2022.
A summary of deposit accounts with the corresponding weighted-average cost of funds at the dates indicated is presented below (dollars in thousands):

	June 30, 2023		December 31, 2022
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$156,011	—%	$170,549	—%
Interest-bearing demand	208,571	0.50	254,982	0.21
Savings	79,349	0.05	95,641	0.05
Money market	87,360	0.84	74,639	0.28
Time deposits	288,485	2.91	210,305	0.97
Escrow (1)	2,477	—	2,647	—
Total deposits	$822,253	1.24%	$808,763	0.37%
(1) Escrow balances shown in noninterest-bearing deposits on the Condensed Consolidated Balance Sheets.
Scheduled maturities of time deposits at June 30, 2023, are as follows (in thousands):

Year Ending December 31,	Amount
2023	$137,571
2024	111,344
2025	33,902
2026	3,633
2027	1,924
Thereafter	111
$288,485
Savings, demand, and money market accounts have no contractual maturity. Certificates of deposit have maturities of five years or less.
The aggregate amount of time deposits in denominations of more than $250,000 at June 30, 2023 and December 31, 2022, totaled $80.4 million and $56.1 million, respectively. Deposit amounts in excess of $250,000 are not federally insured. As of June 30, 2023, uninsured deposits totaled $140.0 million, which represented 17.0% of total deposits, as compared to uninsured deposits of $161.9 million, or 20.0% of total deposits as of December 31, 2022. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. The decrease in uninsured deposits primarily related to the increased customer use of deposit insurance products, such as ICS® (Insured Cash Sweep) and CDARS® (Certificate of Deposit Registry Service), that reduced the level of uninsured deposits following the recent failures of some banks during 2023.

Borrowings, comprised of FHLB advances, increased $17.0 million to $60.0 million at June 30, 2023 from $43.0 million at December 31, 2022, consistent with management’s strategy to maintain higher liquidity levels.
Subordinated notes, net totaled $11.7 million at both June 30, 2023 and December 31, 2022.
Stockholders’ Equity.   Total stockholders’ equity increased $2.2 million, or 2.3%, to $99.9 million at June 30, 2023, from $97.7 million at December 31, 2022. This increase primarily reflects $5.1 million of net income earned during the six months ended June 30, 2023 and $303 thousand in proceeds from exercises of stock options, partially offset by $1.2 million in stock repurchases and the cash payment of $936 thousand in dividends to the Company’s stockholders. In addition, stockholders' equity was negatively impacted by the adoption of CECL in the first quarter of 2023, which as of January 1, 2023, resulted in an after-tax decrease to opening retained earnings of $1.1 million.

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

	Three Months Ended June 30,
	2023			2022
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$866,008	$11,551	5.35%	$741,626	$8,697	4.70%
Investments, cash and cash equivalents	79,001	861	4.37	138,943	289	0.83
Total interest-earning assets (1)	945,009	12,412	5.27	880,569	8,986	4.09
Interest-bearing liabilities:
Savings and money market accounts	163,165	350	0.86	195,339	29	0.06
Demand and NOW accounts	215,120	182	0.34	311,941	125	0.16
Certificate accounts	279,774	2,421	3.47	95,974	260	1.09
Subordinated notes	11,693	168	5.76	11,648	168	5.79
Borrowings	48,138	547	4.56	2,418	12	1.99
Total interest-bearing liabilities	717,890	3,668	2.05%	617,320	594	0.39%
Net interest income		$8,744			$8,392
Net interest rate spread			3.22%			3.71%
Net earning assets	$227,119			$263,249
Net interest margin			3.71%			3.82%
Average interest-earning assets to average interest-bearing liabilities		131.64%			142.64%
Noninterest-bearing deposits	$159,284			$192,843
Total deposits	817,343	2,953	1.45%	796,097	414	0.21%
Total funding(2)	877,174	3,668	1.68%	810,163	594	0.29%
(1) Calculated net of deferred loan fees, loan discounts and loans in process.
(2) Total funding is the sum of average interest-bearing liabilities and average noninterest-bearing deposits. The cost of total funding is calculated as annualized total interest expense divided by average total funding.

	Six Months Ended June 30,
	2023			2022
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$866,862	$22,932	5.33%	$718,402	$16,772	4.71%
Investments, cash and cash equivalents	78,499	1,654	4.25	162,304	427	0.53
Total interest-earning assets (1)	945,361	24,586	5.24%	880,706	17,199	3.94
Interest-bearing liabilities:
Savings and money market accounts	163,714	477	0.59	195,731	59	0.06
Demand and NOW accounts	228,032	414	0.37	313,552	247	0.16
Certificate accounts	263,268	4,197	3.21	99,127	535	1.09
Subordinated notes	11,688	336	5.80	11,643	336	5.82
Borrowings	46,533	1,046	4.53	1,215	12	1.99
Total interest-bearing liabilities	713,235	6,470	1.83%	621,268	1,189	0.39%
Net interest income		$18,116			$16,010
Net interest rate spread			3.42%			3.55%
Net earning assets	$232,126			$259,438
Net interest margin			3.86%			3.67%
Average interest-earning assets to average interest-bearing liabilities		132.55%			141.76%
Noninterest-bearing deposits	$166,007			$193,695
Total deposits	821,021	5,088	1.25%	802,105	841	0.21%
Total funding(2)	879,242	6,470	1.48%	814,963	1,189	0.29%
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

	Three Months Ended June 30, 2023 vs. 2022			Six Months Ended June 30, 2023 vs. 2022
	Increase (Decrease) due to		Total Increase (Decrease)	Increase (Decrease) due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans receivable	$1,659	$1,195	$2,854	$3,927	$2,233	$6,160
Investments, cash and cash equivalents	(653)	1,225	572	(1,766)	2,993	1,227
Total interest-earning assets	1,006	2,420	3,426	2,161	5,226	7,387
Interest-bearing liabilities:
Savings and Money Market accounts	(69)	390	321	(93)	511	418
Demand and NOW accounts	(82)	139	57	(155)	322	167
Certificate accounts	1,590	571	2,161	2,617	1,045	3,662
Subordinated notes	1	(1)	—	1	(1)	—
Borrowings	520	15	535	1,019	15	1,034
Total interest-bearing liabilities	$1,960	$1,114	$3,074	$3,389	$1,892	$5,281
Change in net interest income			$352			$2,106

Comparison of Results of Operation for the Three and Six Months Ended June 30, 2023 and 2022

General.
Q2 2023 vs Q2 2022. Net income increased $1.3 million, or 79.2%, to $2.9 million, or $1.11 per diluted common share, for the three months ended June 30, 2023, compared to $1.6 million, or $0.61 per diluted common share, for the three months ended June 30, 2022. The increase was primarily the result of a $352 thousand increase in net interest income, a $923 thousand decrease in the provision for credit losses and a $876 thousand increase in noninterest income, partially offset by a $705 thousand increase in noninterest expense.
YTD 2023 vs. YTD 2022. Net income increased $1.7 million, or 51.6%, to $5.1 million, or $1.94 per diluted common share, for the six months ended June 30, 2023, compared to $3.3 million, or $1.26 per diluted common share, for the six months ended June 30, 2022. The increase was primarily a result of a $2.1 million increase in net interest income, a $1.1 million decrease in the provision for credit losses and a $318 thousand increase in noninterest income, partially offset by a $1.5 million increase in noninterest expense.

Interest Income

Q2 2023 vs Q2 2022. Interest income increased $3.4 million, or 38.1%, to $12.4 million for the three months ended June 30, 2023, from $9.0 million for the three months ended June 30, 2022, primarily due to higher average loan balances, a 65 basis point increase in the average loan yield and a 354 basis point increase in the average yield on investments, cash and cash equivalents, partially offset by a lower average balance of investments, cash and cash equivalents.
Interest income on loans increased $2.9 million, or 32.8%, to $11.6 million for the three months ended June 30, 2023, compared to $8.7 million for the three months ended June 30, 2022. The average balance of total loans was $866.0 million for the three months ended June 30, 2023, compared to $741.6 million for the three months ended June 30, 2022, primarily resulting from increased balances in all loan categories, excluding commercial business loans. The average yield on total loans was 5.35% for three months ended June 30, 2023, compared to 4.70% for the three months ended June 30, 2022. The average yield on total loans increased primarily due to variable rate loans adjusting to higher market interest rates and new loan originations at higher interest rates.
Interest income on the investment portfolio and cash and cash equivalents increased $572 thousand, or 197.9%, to $861 thousand for the three months ended June 30, 2023, compared to $289 thousand for the three months ended June 30, 2022. The increase in the interest income on investment securities and cash and cash equivalents was due to higher average yields, partially offset by lower average balances. The average balance on investments and cash and cash equivalents was $79.0 million for the three months ended June 30, 2023, compared to $138.9 million for the three months ended June 30, 2022. The decrease in average balance was due to lower average cash balances as we redeployed funds into higher interest-earning assets, specifically loans. The average yield on investments and cash and cash equivalents increased to 4.37% for the three months ended June 30, 2023, compared to 0.83% for the three months ended June 30, 2022, as a result of the rising interest rate environment.
YTD 2023 vs. YTD 2022. Interest income increased $7.4 million, or 43.0%, to $24.6 million for the six months ended June 30, 2023, from $17.2 million for the six months ended June 30, 2022, primarily due to higher average loan balances, a 62 basis point increase in the average loan yield and a 372 basis point increase in the average yield earned on investments, cash and cash equivalents, partially offset by a lower average balance of investments, cash and cash equivalents.
Interest income on loans increased $6.2 million, or 36.7%, to $22.9 million for the six months ended June 30, 2023, compared to $16.8 million for the six months ended June 30, 2022, driven by higher average total loans and a 62 basis points increase in the average yield on loans. The average balance of total loans was $866.9 million for the six months ended June 30, 2023, compared to $718.4 million for the six months ended June 30, 2022, primarily resulting from increased balances related to all loan categories, excluding other consumer and commercial business loans. The average yield on total loans was 5.33% for the six months ended June 30, 2023, compared to 4.71% for the six months ended June 30, 2022. The average yield on total loans increased primarily due to variable rate loans adjusting to higher market interest rates and new loan originations at higher interest rates
Interest income on the investment portfolio and cash and cash equivalents increased $1.2 million, or 287.4%, to $1.7 million for the six months ended June 30, 2023, compared to $427 thousand for the six months ended June 30, 2022. The increase in interest income on investment securities and cash and cash equivalents was due to higher average yields, partially offset by lower average balances. The average yield on investments and cash and cash equivalents was 4.25% for the six months ended June 30, 2023, compared to 0.53% for the six months ended June 30, 2022, as a result of the rising interest rate environment.
Interest Expense
Q2 2023 vs Q2 2022. Interest expense increased $3.1 million, or 517.5%, to $3.7 million for the three months ended June 30, 2023, from $594 thousand for the three months ended June 30, 2022. Interest expense on deposits increased $2.5 million, or 613.3%, to $3.0 million for the three months ended June 30, 2023, compared to $414 thousand for the same period a year ago. The increase was primarily the result of a $183.8 million increase in the average balance of certificate accounts, as well as higher average rates paid on all interest-bearing deposits, partially offset by a $129.0 million decrease in the average balance of interest-bearing deposits other than certificate accounts. The increase in the rate paid on certificate accounts contributed to a 124 basis point increase in the average cost of total deposits to 1.45% for the quarter ended June 30, 2023, from 0.21% for the quarter ended June 30, 2022.
Interest expense on borrowings, comprised solely of FHLB advances, was $547 thousand for the three months ended June 30, 2023, compared to $12 thousand for the three months ended June 30, 2022, reflecting the increased use of FHLB advances to supplement our liquidity needs. Interest expense on subordinated notes was $168 thousand for both the three months ended June 30, 2023 and 2022.
YTD 2023 vs. YTD 2022. Interest expense increased $5.3 million, or 444.2%, to $6.5 million for the six months ended June 30, 2023, from $1.2 million for the six months ended June 30, 2022. Interest expense on deposits increased $4.2 million, or 505.0%, to $5.1 million for the six months ended June 30, 2023, compared to $841 thousand for the six months ended June 30, 2022. The increase was primarily the result of an increase in the average balance of certificate accounts, as well as higher average rates paid on all interest-bearing deposits, partially offset by a decrease in the average balance of interest-bearing deposits other than certificate accounts. The average cost of total deposits increased 104 basis points to 1.25% for the six months ended June 30, 2023, from 0.21% for the six months ended June 30, 2022.
Interest expense on borrowings, comprised solely of FHLB advances, was $1.0 million for the six months ended June 30, 2023, compared to $12 thousand for the six months ended June 30, 2022, reflecting the increased use of FHLB advances to supplement our liquidity needs. Interest expense on subordinated notes was $336 thousand for both the six months ended June 30, 2023 and 2022.

Net Interest Income.
Q2 2023 vs Q2 2022. Net interest income increased $352 thousand, or 4.2%, to $8.7 million for the three months ended June 30, 2023, from $8.4 million for the three months ended June 30, 2022. Our net interest margin was 3.71% and 3.82% for the three months ended June 30, 2023 and 2022, respectively. The increase in net interest income primarily was the result of a higher average balance of and yield earned on interest-earning assets, partially offset by a higher average balance of and rate paid on interest-bearing liabilities. The decrease in net interest margin primarily was due to the higher interest expense on interest-bearing liabilities, driven by the increase in rates paid on interest-bearing liabilities and the higher average balances of certificates of deposits and borrowings, partially offset by higher interest income earned on interest-earning assets.

YTD 2023 vs. YTD 2022. Net interest income increased $2.1 million, or 13.2%, to $18.1 million for the six months ended June 30, 2023, from $16.0 million for the six months ended June 30, 2022. Our net interest margin was 3.86% and 3.67% for the six months ended June 30, 2023 and 2022, respectively. The increase in net interest income primarily resulted from higher average balances and yield earned on interest-earning assets, partially offset by an increase in the average balances of and rate paid on deposits and borrowings The increase in net interest margin primarily was due to average yields earned on interest-earning assets increasing at a faster pace than the average interest rates paid on interest-bearing liabilities, partially offset by an increase in average borrowings.
Since March 2022, in response to inflation, the Federal Open Market Committee of the Federal Reserve has increased the target range for the federal funds rate by 500 basis points, including 75 basis points during 2023, to a range of 5.00% to 5.25% as of June 30, 2023. In July 2023, the FOMC increased the target range for the federal funds rate another 25 basis points to a range of 5.25% to 5.50%.
Provision for Credit Losses.
The following table reflects the components of the (release of) provision for credit losses during the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Release of) provision for credit losses on loans	$(242)	$600	$3	$725
(Release of) provision for credit losses on unfunded loan commitments	(89)	(8)	(324)	7
(Release of) provision for credit losses	$(331)	$592	$(321)	$732
The change in the provision for credit losses for both periods in 2023 from the comparable periods in 2022 resulted primarily from changes in methodology used to reserve for credit losses. The Company adopted the CECL standard as of January 1, 2023. All amounts prior to January 1, 2023 were calculated using the previous incurred loss methodology to compute our allowance for loan losses, which is not directly comparable to the new current expected credit losses methodology. During the three months ended June 30, 2023, the release of credit losses on loans resulted primarily from the decrease in our loans held-for-portfolio, with most of the decline occurring within our commercial construction portfolio as projects were completed, while the release of credit losses on unfunded loan commitments related to construction advances funding and moving into the ACL - loans. During the six months ended June 30, 2023, the provision for credit losses on loans primarily relates to the mix of the loan portfolio, partially offset by the decline in the balance of the loan portfolio, while the release of credit losses on unfunded loan commitments occurred for the same reasons discussed above for the three months ended June 30, 2023. Under CECL, the provision for credit losses for the three and six months ended June 30, 2023 reflects assumptions related to our forecast concerning the economic environment as a result of local, national and global events, including recent bank failures. In addition, expected loss estimates consider various factors, including customer-specific information, changes in risk ratings, projected delinquencies, and the impact of economic conditions on borrowers' ability to repay. Net charge-offs for the six months ended June 30, 2023 totaled $145 thousand, compared to net recoveries of $86 thousand for the six months ended June 30, 2022.
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

Noninterest Income.  Noninterest income increased $876 thousand, or 86.3%, to $1.9 million for the three months ended June 30, 2023, as compared to $1.0 million for the three months ended June 30, 2022, as reflected below (dollars in thousands):

	Three Months Ended June 30,		Amount Change	Percent Change
	2023	2022
Service charges and fee income	$670	$596	$74	12.4%
Earnings on BOLI	718	(35)	753	(2,151.4)
Mortgage servicing income	297	313	(16)	(5.1)
Fair value adjustment on mortgage servicing rights	96	57	39	68.4
Net gain on sale of loans	110	84	26	31.0
Total noninterest income	$1,891	$1,015	$876	86.3%
The increase in noninterest income during the three months ended June 30, 2023 compared to the same quarter in 2022 primarily was due to a $753 thousand increase in earnings on BOLI, reflecting $567 thousand in earnings on death benefits paid under our BOLI policies and an increase in the cash surrender value due to recent price increases in the securities market, an insurance settlement received during the current quarter on a prior OREO property included in service charges and fee income, a $26 thousand increase in net gain on sale of loans as a result of an increase in both the amount of loans originated for sale and gross margins earned on loans sold and a $39 thousand increase in the fair value adjustment on mortgage servicing rights due primarily to an increase in market values, partially offset by a decrease in mortgage servicing income as our servicing loan portfolio continues to pay down. Loans sold during the quarter ended June 30, 2023, totaled $6.4 million, compared to $2.9 million during the quarter ended June 30, 2022.
Noninterest income increased $318 thousand, or 12.5%, to $2.9 million for the six months ended June 30, 2023, as compared to $2.5 million for the six months ended June 30, 2022, as reflected below (dollars in thousands):

	Six Months Ended June 30,		Amount Change	Percent Change
	2023	2022
Service charges and fee income	$1,251	$1,146	$105	9.2%
Earnings on BOLI	868	(14)	882	(6,300.0)
Mortgage servicing income	596	633	(37)	(5.8)
Fair value adjustment on mortgage servicing rights	(44)	325	(369)	(113.5)
Net gain on sale of loans	187	450	(263)	(58.4)
Total noninterest income	$2,858	$2,540	$318	12.5%
The increase in noninterest income during the six months ended June 30, 2023, compared to the same period in 2022 primarily was due to a $882 thousand increase in earnings on BOLI, reflecting $567 thousand in earnings on death benefits paid under our BOLI policies and an increase in the cash surrender value due to recent price increases in the securities market and a $105 thousand increase in service fees and fee income for the same reasons discussed above for the three months ended June 30, 2023. These increases were partially offset by a $369 thousand downward adjustment in the fair value of mortgage servicing rights, a $263 thousand decrease in net gain on sale of loans resulting from lower mortgage activity and a $37 thousand decline in mortgage servicing income for the same reasons discussed above for the three months ended June 30, 2023. Loans sold during the six months ended June 30, 2023, totaled $10.3 million, compared to $15.1 million during the six months ended June 30, 2022.

Noninterest Expense.  Noninterest expense increased $705 thousand, or 10.4%, to $7.5 million during the three months ended June 30, 2023, compared to $6.8 million during the three months ended June 30, 2022, as reflected below (dollars in thousands):

	Three Months Ended June 30,		Amount Change	Percent Change
	2023	2022
Salaries and benefits	$4,700	$3,969	$731	18.4%
Operations	1,491	1,436	55	3.8
Regulatory assessments	154	99	55	55.6
Occupancy	435	439	(4)	(0.9)
Data processing	788	849	(61)	(7.2)
Net gain on OREO and repossessed assets	(71)	—	(71)	(100.0)
Total noninterest expense	$7,497	$6,792	$705	10.4%

The increase in noninterest expense during the three months ended June 30, 2023 compared to the same quarter in 2022 was mainly attributable to an increase in salaries and benefits of $731 thousand, reflecting higher wages, lower deferred compensation and higher medical expense, partially offset by a decrease in incentive compensation as a result of a lower percentage earned on loans originated, changes to incentive compensation programs, such as the addition of non-production performance requirements, and lower commission expense related to a decline in mortgage originations. Operations expense increased $55 thousand compared to the quarter ended June 30, 2022 due to increases in various accounts including loan origination costs, legal fees, audit fees, state and local taxes, charitable contributions and office expenses. Regulatory assessments rose due to our increased asset size. These increases were partially offset by decreases in various accounts, including marketing, travel and costs related to our deposit products, specifically debit card processing expenses. Data processing expense decreased as a result of the recovery of expenses written off in the first quarter of 2023, partially offset by higher expenses as a result of increased data processing costs related to contract rate increases. The net gain on OREO relates to the sale of a former OREO property that was charged off during the first quarter of 2023.
The efficiency ratio for the quarter ended June 30, 2023 was 70.49%, compared to 72.20% for the quarter ended June 30, 2022. The improvement in the efficiency ratio for the current quarter compared to the prior quarter is primarily due to the increase in noninterest income, largely related to the death benefits paid on BOLI, and net interest income rising at a faster rate than the increase in noninterest expense.
Noninterest expense increased $1.5 million, or 11.1%, to $15.1 million during the six months ended June 30, 2023, compared to $13.6 million during the six months ended June 30, 2022, as reflected below (dollars in thousands):

	Six Months Ended June 30,		Amount Change	Percent Change
	2023	2022
Salaries and benefits	$9,185	$8,137	$1,048	12.9%
Operations	2,933	2,720	213	7.8
Regulatory assessments	307	200	107	53.5
Occupancy	894	872	22	2.5
Data processing	1,780	1,670	110	6.6
Net loss on OREO and repossessed assets	13	—	13	(100.0)
Total noninterest expense	$15,112	$13,599	$1,513	11.1%
Salaries and benefits increased primarily due to higher wages and incentive compensation, hiring for strategic initiatives, higher medical expenses and lower deferred compensation, partially offset by a decrease in commission expense related to a decline in loan origination activity in 2023 as compared to the same period in 2022. Operations expense increased primarily due to increases in various accounts including legal fees, audit fees, state and local taxes, charitable contributions and office expenses, partially offset by marketing costs and professional fees. Regulatory assessments increased due to our increased asset size. Data processing expense increased due to technology investments and contract rate increases.
Income Tax Expense.  We incurred income tax expense of $577 thousand and $1.1 million for the three and six months ended June 30, 2023, compared to $409 thousand and $867 thousand for the same periods in 2022, respectively. The effective tax rates for the three and six months ended June 30, 2023 were 16.63% and 18.18%, respectively. The effective tax rates for the three and six months ended June 30, 2022 were 20.22% and 20.63%, respectively.

Capital and Liquidity
The Management’s Discussion and Analysis in Item 7 of the Company’s 2022 Form 10-K contains an overview of Sound Financial Bancorp’s and the Bank’s liquidity management, sources of liquidity and cash flows. Although there have been no material changes in our liquidity management, sources of liquidity and cash flows since our 2022 Form 10-K, this discussion updates that disclosure for the six months ended June 30, 2023.
Capital. Stockholders’ equity totaled $99.9 million at June 30, 2023 and $97.7 million at December 31, 2022. In addition to net income of $5.1 million, other sources of capital during the six months ended June 30, 2023 included $303 thousand in proceeds from stock option exercises and other comprehensive income, net of tax, of $23 thousand. Uses of capital during the six months ended June 30, 2023 primarily included $936 thousand of dividends paid on common stock and $1.2 million of stock repurchases. In addition, stockholders' equity was negatively impacted by the adoption of CECL in the first quarter of 2023, which as of January 1, 2023, resulted in an after-tax decrease to opening retained earnings of $1.1 million.
We paid regular quarterly dividends of $0.36 per common share during the six months ended June 30, 2023 and regular quarterly dividends of $0.34 per common share and a special dividend of $0.10 per common share during the six months ended June 30, 2022, which equates to a dividend payout ratio of 18.50% in the first half of 2023 and 34.53% in the first half of 2022. The Company expects to continue paying quarterly cash dividends on its common stock, subject to the Board of Directors' discretion to change this practice at any time and for any reason, without prior notice. Assuming continued payment of the regular quarterly cash dividend during the remainder of 2023 at the new rate of $0.19 per share, which the Company announced in April 2023, our average total dividend paid each quarter would be approximately $489 thousand based on the number of outstanding shares as of June 30, 2023.
The dividends, if any, we may pay may be limited as more fully discussed under “Business—How We Are Regulated—Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of the Company’s 2022 Form 10-K.
Stock Repurchase Programs. From time to time, our Board of Directors has authorized stock repurchase programs. In general, stock repurchases allow us to proactively manage our capital position and return excess capital to stockholders. Stock repurchases may also offset the dilutive effects of stock compensation awards. As of June 30, 2023, approximately $969 thousand of our common stock remained available for repurchase under our existing stock repurchase program. Purchases under the Company’s existing stock repurchase program may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as well as any constraints specified in any trading plan that may be adopted in accordance with SEC Rule 10b5-1. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The Company’s stock repurchase program does not obligate the Company to purchase any particular number of shares. For additional details on our stock repurchase program, see “Unregistered Sales of Equity Securities and Use of Proceeds” contained in Part II, Item 2 of this Form 10-Q.
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
Asset liquidity is provided by assets that are readily marketable or pledgeable or that will mature in the near future. Liquid assets generally include cash, interest-bearing deposits in banks, securities available for sale, maturities and cash flow from securities, sales of fixed rate residential mortgage loans in the secondary market and federal funds sold. Liability liquidity generally is provided by access to funding sources, which include core deposits and advances from the FHLB and other borrowing relationships with third party financial institutions.
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

As of June 30, 2023, we had $110.7 million in cash and cash equivalents and available-for-sale investment securities, and $1.7 million in loans held-for-sale. At June 30, 2023, we had the ability to borrow $169.3 million in FHLB advances and access to additional borrowings of $18.4 million through the Federal Reserve's discount window, in each case subject to certain collateral requirements. We had $60.0 million in outstanding advances from the FHLB and none from the Federal Reserve at June 30, 2023. We also had a $20.0 million credit facility with Pacific Coast Banker’s Bank available, with no balance outstanding at June 30, 2023. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible. As of June 30, 2023, management was not aware of any events reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us. For additional details, see “Note 8—Borrowings, FHLB Stock and Subordinated Notes” in the Notes to Condensed Consolidated Financial Statements contained in "Item 1. Financial Statements" of this Form 10-Q.
In the ordinary course of business, we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying Notes to Condensed Consolidated Financial Statements elsewhere in this report for the expected timing of such payments as of June 30, 2023. These include payments related to (i) long-term borrowings (Note 8—Borrowings, FHLB Stock and Subordinated Notes) and (ii) operating leases (Note 11—Leases). See the discussion below for commitments to extend credit and standby letters of credit.
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
At June 30, 2023 and December 31, 2022, financial instrument contract amounts representing credit risk were as follows (in thousands):

	June 30, 2023	December 31, 2022
Residential mortgage commitments	$6,502	$3,184
Unfunded construction commitments	44,437	65,072
Unused lines of credit	27,498	32,793
Irrevocable letters of credit	265	275
Total loan commitments	$78,702	$101,324
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
Sound Financial Bancorp is a holding company and does not conduct operations; its sources of liquidity are generally dividends up-streamed from Sound Community Bank, interest on investment securities, if any, and borrowings from outside sources. Banking regulations may limit the dividends that may be paid to Sound Financial Bancorp by Sound Community Bank. See “Business — How We Are Regulated — Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of the Company’s 2022 Form 10-K. At June 30, 2023 Sound Financial Bancorp, on an unconsolidated basis, had $603 thousand in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.
See also the “Condensed Consolidated Statements of Cash Flows” included in “Item 1. Financial Statements and Supplementary Data” of this Form 10-Q, for further information.

Regulatory Capital
Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action (“PCA”). Qualifying institutions that elect to use the Community Bank Leverage Ratio, or CBLR, framework, such as the Bank and the Company, that maintain the required minimum leverage ratio will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies’ PCA framework. As of June 30, 2023, the Bank and Company’s CBLR was 11.31% and 10.11%, respectively, which exceeded the minimum requirement of 9%.
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
Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”), as of June 30, 2023, was carried out under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, and several other members of the Company’s senior management. The Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Company’s principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
(b)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Not applicable.
(b)Not applicable.
(c)The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended June 30, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
April 1, 2023 - April 30, 2023	—	$—	—	$2,135,462
May 1, 2023 - May 31, 2023	26,510	$37.35	26,510	1,145,407
June 1, 2023 - June 30, 2023	4,967	$34.55	4,967	973,781
Total	31,477	$36.91	31,477	$973,781
(1)Dollar amount excludes commissions paid.

On July 25, 2023, the Company announced that its Board of Directors approved an extension of the Company’s existing stock repurchase program, which was set to expire on July 31, 2023, until January 31, 2024. Under the existing stock repurchase program, the Company is authorized to repurchase up to $4.0 million of its outstanding shares of common stock (of which approximately $974 thousand remained available as of June 30, 2023) from time to time in the open market, based on prevailing market prices, or in privately negotiated transactions. The actual timing, number and value of shares repurchased under the stock repurchase program will depend on a number of factors, including constraints specified in any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC and limitations imposed on repurchases made pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, price, general business and market conditions, and alternative investment opportunities.

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
101
The following financial statements from the Sound Financial Bancorp, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 2023, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of equity (v) condensed consolidated statements of cash flows and (vi) the notes to condensed consolidated financial statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: August 11, 2023	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President/Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wes Ochs
Wes Ochs
Executive Vice President/Chief Strategy Officer and Chief Financial Officer
(Principal Financial Officer)