Form 10-Q
period 2023-09-30
Sound Financial Bancorp, Inc.
filed 2023-11-14
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
As of November 10, 2023, there were 2,568,707 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$101,890	$57,836
Available-for-sale securities, at fair value (amortized cost of $9,673 and $11,621 as of September 30, 2023 and December 31, 2022, respectively)	7,980	10,207
Held-to-maturity securities, at amortized cost	2,174	2,199
Loans held-for-sale	1,153	—
Loans held-for-portfolio	875,434	865,981
Allowance for credit losses on loans	(8,438)	(7,599)
Total loans held-for-portfolio, net	866,996	858,382
Accrued interest receivable	3,415	3,083
Bank-owned life insurance (“BOLI”), net	21,638	21,314
Other real estate owned (“OREO”) and repossessed assets, net	575	659
Mortgage servicing rights, at fair value	4,681	4,687
Federal Home Loan Bank (“FHLB”) stock, at cost	2,783	2,832
Premises and equipment, net	5,204	5,513
Right of use assets	4,732	5,102
Other assets	6,955	4,537
Total assets	$1,030,176	$976,351
LIABILITIES
Deposits
Interest-bearing	$706,954	$635,567
Noninterest-bearing demand	153,921	173,196
Total deposits	860,875	808,763
Borrowings	40,000	43,000
Accrued interest payable	588	395
Lease liabilities	5,065	5,448
Other liabilities	9,794	8,318
Advance payments from borrowers for taxes and insurance	1,909	1,046
Subordinated notes, net	11,707	11,676
Total liabilities	929,938	878,646
COMMITMENTS AND CONTINGENCIES (NOTE 7)	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,568,054 and 2,583,619 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	25	26
Additional paid-in capital	28,112	28,004
Retained earnings	73,438	70,792
Accumulated other comprehensive loss, net of tax	(1,337)	(1,117)
Total stockholders’ equity	100,238	97,705
Total liabilities and stockholders’ equity	$1,030,176	$976,351
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
INTEREST INCOME
Loans, including fees	$11,505	$10,327	$34,437	$27,099
Interest and dividends on investments, cash and cash equivalents	1,181	449	2,836	876
Total interest income	12,686	10,776	37,273	27,975
INTEREST EXPENSE
Deposits	3,877	730	8,966	1,571
Borrowings	473	281	1,520	293
Subordinated notes	168	168	504	504
Total interest expense	4,518	1,179	10,990	2,368
Net interest income	8,168	9,597	26,283	25,607
PROVISION FOR (RELEASE OF) CREDIT LOSSES	75	346	(246)	1,079
Net interest income after provision for (release of) credit losses	8,093	9,251	26,529	24,528
NONINTEREST INCOME
Service charges and fee income	700	604	1,951	1,749
Earnings on bank-owned life insurance	88	59	957	45
Mortgage servicing income	295	306	891	939
Fair value adjustment on mortgage servicing rights	(78)	9	(123)	334
Net gain on sale of loans	76	48	264	497
Total noninterest income	1,081	1,026	3,940	3,564
NONINTEREST EXPENSE
Salaries and benefits	4,148	4,044	13,333	12,181
Operations	1,625	1,610	4,557	4,345
Regulatory assessments	183	116	490	316
Occupancy	458	447	1,352	1,318
Data processing	1,296	848	3,077	2,518
Net loss on OREO and repossessed assets	—	—	13	—
Total noninterest expense	7,710	7,065	22,822	20,678
Income before provision for income taxes	1,464	3,212	7,647	7,414
Provision for income taxes	295	666	1,419	1,533
Net income	$1,169	$2,546	$6,228	$5,881

Earnings per common share:
Basic	$0.45	$0.99	$2.41	$2.26
Diluted	$0.45	$0.97	$2.39	$2.23
Weighted-average number of common shares outstanding:
Basic	2,553,773	2,562,551	2,568,899	2,582,891
Diluted	2,571,808	2,597,690	2,588,788	2,617,581
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$1,169	$2,546	$6,228	$5,881
Available for sale securities:
Unrealized losses arising during the period	(307)	(400)	(278)	(1,777)
Income tax benefit related to unrealized losses	64	84	58	373
Other comprehensive loss, net of tax	(243)	(316)	(220)	(1,404)
Comprehensive income	$926	$2,230	$6,008	$4,477

See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss), net of tax	Total Stockholders’ Equity
Balance, at June 30, 2023	2,573,223	$25	$28,070	$72,923	$(1,094)	$99,924
Net income	—	—	—	1,169	—	1,169
Other comprehensive loss, net of tax	—	—	—	—	(243)	(243)
Share-based compensation	—	—	88	—	—	88
Cash dividends paid on common stock ($0.19 per share)	—	—	—	(489)	—	(489)
Common stock repurchased	(6,169)	—	(63)	(165)	—	(228)
Common stock options exercised	1,000	—	17	—	—	17
Balance, at September 30, 2023	2,568,054	$25	$28,112	$73,438	$(1,337)	$100,238

Balance, at December 31, 2022	2,583,619	$26	$28,004	$70,792	$(1,117)	$97,705
Impact of adoption of Accounting Standards Update (“ASU”) 2016-13	—	—	—	(1,149)	—	(1,149)
Net income	—	—	—	6,228	—	6,228
Other comprehensive loss, net of tax	—	—	—	—	(220)	(220)
Share-based compensation	—	—	368	—	—	368
Restricted stock awards issued	8,850	—	—	—	—	—
Cash dividends paid on common stock ($0.55 per share)	—	—	—	(1,425)	—	(1,425)
Common stock repurchased	(37,850)	(1)	(390)	(1,008)	—	(1,399)
Common stock surrendered	(4,750)	—	(190)	—	—	(190)
Restricted shares forfeited	(425)	—	—	—	—	—
Common stock options exercised	18,610	—	320	—	—	320
Balance, at September 30, 2023	2,568,054	$25	$28,112	$73,438	$(1,337)	$100,238

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss), net of tax	Total Stockholders’ Equity
Balance, at June 30, 2022	2,578,595	$26	$27,777	$66,203	$(949)	$93,057
Net income	—	—	—	2,546	—	2,546
Other comprehensive loss, net of tax	—	—	—	—	(316)	(316)
Share-based compensation	—	—	90	—	—	90
Common stock surrendered	(2,431)	—	(91)	—	—	(91)
Cash dividends paid on common stock ($0.17 per share)	—	—	—	(440)	—	(440)
Restricted shares forfeited	(95)	—	—	—	—	—
Common stock options exercised	5,880	—	110	—	—	110
Balance, at September 30, 2022	2,581,949	$26	$27,886	$68,309	$(1,265)	$94,956

Balance, at December 31, 2021	2,613,768	$26	$27,956	$65,237	$139	$93,358
Net income	—	—	—	5,881	—	5,881
Other comprehensive loss, net of tax	—	—	—	—	(1,404)	(1,404)
Share-based compensation	—	—	384	—	—	384
Restricted stock awards issued	9,700	—	—	—	—	—
Cash dividends paid on common stock ($0.61 per share)	—	—	—	(1,591)	—	(1,591)
Common stock repurchased	(46,799)		(516)	(1,218)		(1,734)
Common stock surrendered	(3,541)	—	(133)	—	—	(133)
Restricted stock forfeited	(930)	—	—	—	—	—
Common stock options exercised	9,751	—	195	—	—	195
Balance, at September 30, 2022	2,581,949	$26	$27,886	$68,309	$(1,265)	$94,956
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,228	$5,881
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net discounts on investments	60	61
(Release of) provision for credit losses	(246)	1,079
Depreciation and amortization	534	539
Share based compensation	368	384
Fair value adjustment on mortgage servicing rights	123	(334)
Right of use assets amortization	699	492
Change in lease liabilities	(712)	(493)
Change in cash surrender value of BOLI	(390)	(45)
Net gain on BOLI death benefit	(567)	—
Net change in advances from borrowers for taxes and insurance	863	433
Net gain on sale of loans	(264)	(497)
Proceeds from sale of loans held-for-sale	14,822	17,750
Originations of loans held-for-sale	(15,828)	(17,979)
Net loss on OREO and repossessed assets	13	—
Change in operating assets and liabilities:
Accrued interest receivable	(332)	(592)
Other assets	(2,276)	(626)
Accrued interest payable	193	(91)
Other liabilities	1,476	(500)
Net cash provided by operating activities	4,764	5,462
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	—	(4,380)
Proceeds from principal payments, maturities and sales of available-for-sale securities	1,920	596
Purchase of held-to-maturity securities	—	(2,226)
Proceeds from principal payments of held-to-maturity securities	25	19
Net decrease (increase) in loans	(9,601)	(163,235)
Proceeds from death benefit on BOLI	633	—
Purchases of premises and equipment, net	(225)	(225)
Proceeds from sale of OREO and other repossessed assets	71	—
Net cash used in investing activities	(7,177)	(169,451)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	52,112	17,077
Proceeds from borrowings	40,000	44,500
Repayment of borrowings	(43,000)	—
FHLB stock purchased	49	(1,851)
Common stock repurchases	(1,399)	(1,734)
Purchase of stock surrendered to pay tax liability	(190)	(133)
Dividends paid on common stock	(1,425)	(1,591)
Proceeds from common stock option exercises	320	195
Net cash provided by financing activities	46,467	56,463
Net change in cash and cash equivalents	44,054	(107,526)
Cash and cash equivalents, beginning of period	57,836	183,590
Cash and cash equivalents, end of period	$101,890	$76,064
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$2,100	$1,410
Interest paid on deposits and borrowings	10,797	2,459
ROU assets obtained in exchange for new operating lease liabilities	329	—
Impact of adoption of ASU 2016-13 on retained earnings	(1,149)	—
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
We determine expected credit losses on available-for-sale (“AFS”) and held-to-maturity (“HTM”) securities through a discounted cash flow approach, using the security’s effective interest rate. However, as previously mentioned, the measurement of credit losses on available-for-sale securities only occurs when, through our qualitative assessment, all or a portion of the unrealized loss is determined to be credit related. Our discounted cash flow approach incorporates assumptions about the collectability of future cash flows. The amount of credit loss is measured as the amount by which the security’s amortized cost exceeds the present value of expected future cash flows. Credit losses on available-for-sale securities are measured on an individual basis, while credit losses on held-to-maturity securities are measured on a collective basis according to shared risk characteristics. Credit losses on held-to-maturity securities are only recognized at the individual security level when we determine a security no longer possesses risk characteristics similar to others in the portfolio. We do not measure credit losses on an investment’s accrued interest receivable, but rather promptly reverse from current period earnings the amount of accrued interest that is no longer deemed collectable. Accrued interest receivable for investment securities is included in accrued interest receivable balances in the Condensed Consolidated Balance Sheets.

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
In order to develop reasonable and supportable forecasts of future conditions, we estimate how those forecasts are expected to impact a borrower’s ability to satisfy their obligations to us and the ultimate collectability of future cash flows over the life of a loan. Management periodically evaluates appropriateness of economic scenarios and may decide that a particular economic scenario or a combination of probability-weighted economic scenarios should be used in our ACL model. Our ACL model at September 30, 2023 includes assumptions concerning the rising interest rate environment, ongoing inflationary pressures throughout the U.S. economy, higher energy prices, the potential impact of wars and other sources of geopolitical tension, general uncertainty concerning future economic conditions, and the potential for recessionary conditions.
It is important to note that our ACL model relies on multiple economic variables, which are used in several economic scenarios. Although no one economic variable can fully demonstrate the sensitivity of the ACL calculation to changes in the economic variables used in the model, we have identified certain economic variables that have significant influence in our model for determining the ACL. These key economic variables include changes in the Washington state unemployment rate, residential real estate prices in the Seattle Metropolitan Statistical Area, and interest rates. Recognizing that forecasts of macroeconomic conditions are inherently uncertain, we believe that the process to consider the available information and associated risks and uncertainties is appropriately governed and that estimates of expected credit losses were reasonable and appropriate upon adoption and for the three and nine months ended September 30, 2023.
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
Modified Loans to Borrowers Experiencing Financial Difficulty. We occasionally modify loans to alleviate temporary difficulties in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize our potential losses. We refer to these modifications as modified loans to troubled borrowers. Modifications may include changes in the amortization terms of the loan, reductions in interest rates, acceptance of interest only payments, and, in very limited cases, reductions to the outstanding loan balance. Such loans are typically placed on nonaccrual status when there is doubt concerning the full repayment of principal and interest or the loan has been past due for a period of 90 days or more. Such loans may be returned to accrual status when all contractual amounts past due have been brought current, and the borrower’s performance under the modified terms of the loan agreement and the ultimate collectability of all contractual amounts due under the modified terms is no longer in doubt. We typically measure the ACL on modified loans to troubled borrowers on an individual basis when the loans are deemed to no longer share risk characteristics that are similar with other loans in the portfolio. The determination of the ACL for these loans is based on a discounted cash flow approach for loans measured individually, unless the loan is deemed collateral dependent, which requires measurement of the ACL based on the estimated fair value of the underlying collateral, less estimated costs to sell. GAAP requires us to make certain disclosures related to these loans, including certain types of modifications, as well as how such loans have performed since their modifications. Refer to Note 4 – Loans for additional information concerning modified loans to troubled borrowers.

Note 2 – Accounting Pronouncements Recently Issued or Adopted
On March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, "Reference Rate Reform" ("Topic 848"). This ASU provides optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update apply to modifications to eligible contracts (e.g., loans, debt securities, derivatives, borrowings) that replace a reference rate affected by reference rate reform (including rates referenced in fallback provisions) and contemporaneous modifications of other contract terms related to the replacement of the reference rate (including contract modifications to add or change fallback provisions). The following optional expedients for applying the requirements of certain Topics or Industry Subtopics in the related Codification are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: 1) Modifications of contracts within the scope of Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; 2) Modifications of contracts within the scope of Topics 840, Leases, and 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate (for example, the incremental borrowing rate) or remeasurements of lease payments that otherwise would be required under those Topics for modifications not accounted for as separate contracts; and 3) Modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic 815-15, Derivatives and Hedging— Embedded Derivatives.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance in November 2018, ASU No. 2018-19,

April 2019, ASU 2019-04, May 2019, ASU 2019-05, November 2019, ASU 2019-11, February 2020, ASU 2020-02, and March 2020, ASU 2020-03, all of which clarify the codification and correct unintended application of the guidance. This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period.
The Company adopted the provisions of ASC 326 through the application of the modified retrospective transition approach and recorded a net decrease of approximately $1.1 million to the beginning balance of retained earnings as of January 1, 2023 for the cumulative effect adjustment, reflecting an initial adjustment to the ACL of $1.5 million, net of related deferred tax assets arising from temporary differences of $305 thousand, commonly referred to as the “Day 1” adjustment. The Day 1 adjustment to the ACL is reflective of expected lifetime credit losses associated with the composition of financial assets within in the scope of ASC 326 as of January 1, 2023, which is comprised of loans held for investment and off-balance sheet credit exposures at January 1, 2023, as well as management’s current expectation of future economic conditions.
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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructured loans (“TDRs”) by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, this ASU requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. This ASU was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, upon the Company’s adoption of the amendments in ASU 2016-13, which is commonly referred to as the current expected credit loss methodology. The Company adopted ASU 2022-02 on January 1, 2023 using the prospective transition guidance which allows the entity to continue estimating expected credit losses in accordance with legacy U.S. GAAP for receivables modified in a TDR until the receivables are subsequently modified or settled. Once a legacy TDR is modified after adoption of ASU

2022-02, the prospective transition guidance no longer applies and the impact to the ACL is recognized in earnings in the period of modification. The adoption of this ASU did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows. As a result of the election to adopt this ASU on a prospective basis, the impact in future periods is not expected to be material.

Note 3 – Investments
At September 30, 2023, the Company did not own any debt securities classified as trading or any equity investment securities.
The amortized cost and fair value of our AFS securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2023
Municipal bonds	$6,404	$10	$(1,261)	$5,153
Agency mortgage-backed securities	3,269	1	(443)	2,827
Total	$9,673	$11	$(1,704)	$7,980

December 31, 2022
Treasury bills	$1,596	$—	$(2)	$1,594
Municipal bonds	6,434	16	(1,029)	5,421
Agency mortgage-backed securities	3,591	1	(400)	3,192
Total	$11,621	$17	$(1,431)	$10,207
The amortized cost and fair value of our HTM securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2023
Municipal bonds	$704	$—	$(219)	$485
Agency mortgage-backed securities	1,470	—	(284)	1,186
Total	$2,174	$—	$(503)	$1,671

December 31, 2022
Municipal bonds	$705	$—	$(169)	$536
Agency mortgage-backed securities	1,494	—	(219)	1,275
Total	$2,199	$—	$(388)	$1,811
The amortized cost and fair value of AFS and HTM securities at September 30, 2023, by contractual maturity, are shown below (in thousands). Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, consisting of agency mortgage-backed securities, are shown separately.

	September 30, 2023
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one year through five years	$150	$150	$—	$—
Due after five years through ten years	1,227	1,233	—	—
Due after ten years	5,027	3,770	704	486
Agency mortgage-backed securities	3,269	2,827	1,470	1,185
Total	$9,673	$7,980	$2,174	$1,671
There were no pledged securities at September 30, 2023 or December 31, 2022.
There were no sales of AFS or HTM securities during the three and nine months ended September 30, 2023 and 2022.
Accrued interest receivable on securities totaled $78 thousand and $54 thousand at September 30, 2023 and December 31, 2022, respectively, in the accompanying Condensed Consolidated Balance Sheets. Accrued interest receivable is excluded from the estimate of expected credit losses.
The following table summarizes the aggregate fair value and gross unrealized loss by length of time of those investments for which an allowance for credit losses has not been recorded that have been in a continuous unrealized loss position at the dates indicated (in thousands):

	September 30, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities
Municipal bonds	$455	$—	$3,490	$(1,261)	$3,945	$(1,261)
Agency mortgage-backed securities	47	(2)	2,570	(441)	2,617	(443)
Total available-for-sale securities	$502	$(2)	$6,060	$(1,702)	$6,562	$(1,704)
Held-to-maturity securities
Municipal bonds	$—	$—	$486	$(219)	$486	$(219)
Agency mortgage-backed securities	—	—	1,185	(284)	1,185	(284)
Total held-to-maturity securities	$—	$—	$1,671	$(503)	$1,671	$(503)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities
Treasury bills	$1,594	$(2)	$—	$—	$1,594	$(2)
Municipal bonds	2,506	(641)	1,246	(388)	3,752	(1,029)
Agency mortgage-backed securities	2,666	(314)	292	(86)	2,958	(400)
Total	$6,766	$(957)	$1,538	$(474)	$8,304	$(1,431)
Held-to-maturity securities
Municipal bonds	$536	$(169)	$—	$—	$536	$(169)
Agency mortgage-backed securities	1,274	(219)	—	—	1,274	(219)
Total held-to-maturity securities	$1,810	$(388)	$—	$—	$1,810	$(388)
There was no allowance for credit losses on securities at September 30, 2023 or December 31, 2022. At September 30, 2023, the total securities portfolio consisted of 12 agency mortgage-backed securities and 11 municipal bonds, with a total portfolio fair value of $9.7 million. At December 31, 2022, the total securities portfolio consisted of one treasury bill, 11 municipal bonds and 12 agency mortgage-backed securities, with a fair value of $12.0 million. At September 30, 2023, there were three securities in an unrealized loss position for less than 12 months, and 17 securities in an unrealized loss position for more than 12 months. All three securities in an unrealized loss position for less than 12 months were classified as AFS. At December 31, 2022, there were 16 securities in an unrealized loss position for less than 12 months, and three securities in an unrealized loss position for more than 12 months. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. There was no provision for credit losses recognized for investment securities during the three or nine months ended September 30, 2023, because the declines in fair value were not attributable to credit quality and because we do not intend, and it is not likely that we will be required, to sell these securities before recovery of their amortized cost basis.

Note 4 – Loans

Loans-held-for portfolio at the dates indicated, excluding loans held-for-sale, were as follows (in thousands):

	September 30, 2023	December 31, 2022
Real estate loans:
One-to-four family	$280,556	$274,638
Home equity	21,313	19,548
Commercial and multifamily	304,252	313,358
Construction and land	118,619	116,878
Total real estate loans	724,740	724,422
Consumer loans:
Manufactured homes	34,652	26,953
Floating homes	73,716	74,443
Other consumer	18,710	17,923
Total consumer loans	127,078	119,319
Commercial business loans	25,033	23,815
Total loans held-for-portfolio	876,851	867,556
Premiums for purchased loans(1)	850	973
Deferred fees, net	(2,267)	(2,548)
Total loans held-for-portfolio, gross	875,434	865,981
Allowance for credit losses — loans	(8,438)	(7,599)
Total loans held-for-portfolio, net	$866,996	$858,382
(1)Includes premiums resulting from purchased loans of $472 thousand related to one-to-four family loans, $290 thousand related to commercial and multifamily loans, and $88 thousand related to commercial business loans as of September 30, 2023. Includes premiums resulting from purchased loans of $507 thousand related to one-to-four family loans, $320 thousand related to commercial and multifamily loans, and $146 thousand related to commercial business loans as of December 31, 2022.
As of September 30, 2023, there were two collateral dependent loans, totaling $99 thousand, that were in process of foreclosure.
The following table presents a summary of activity in the ACL on loans and unfunded commitments for the periods indicated (in thousands):

	Three Months Ended September 30,
	2023			2022
	Allowance for Credit Losses - Loans	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Credit Losses - Loans	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$8,217	$706	$8,923	$7,117	$411	$7,528
Provision for (release of) credit losses during the period	224	(149)	75	375	(29)	346
Net (charge-offs)/recoveries during the period	(3)	—	(3)	(3)	—	(3)
Balance at end of period	$8,438	$557	$8,995	$7,489	$382	$7,871

	Nine months ended September 30, 2023
	2023			2022
	Allowance for Credit Losses - Loans	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Credit Losses - Loans	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$7,599	$335	$7,934	$6,306	$404	$6,710
Adoption of ASU 2016-13(1)	760	695	1,455	—	—	—
Provision for (release of) credit losses during the period	227	(473)	(246)	1,101	(22)	1,079
Net (charge-offs)/recoveries during the period	(148)	—	(148)	82	—	82
Balance at end of period	$8,438	$557	$8,995	$7,489	$382	$7,871
(1)    Represents the impact of adopting ASU 2016-13, Financial Instruments — Credit Losses on January 1, 2023. Since that date, as a result of adopting ASU 2016-13, our methodology to compute our allowance for credit losses has been based on a current expected credit loss methodology, rather than the previously applied incurred loss methodology.
Accrued interest receivable on loans receivable totaled $3.2 million and $3.0 million at September 30, 2023 and December 31, 2022, respectively, in the accompanying Condensed Consolidated Balance Sheets. Accrued interest receivable is excluded from the estimate of expected credit losses.
The following tables summarize the activity in the allowance for credit losses - loans, excluding accrued interest, for the periods indicated (in thousands):

	Three Months Ended September 30, 2023
	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,997	$—	$—	$8	$2,005
Home equity	194	—	—	12	206
Commercial and multifamily	2,268	—	—	77	2,345
Construction and land	2,498	—	—	123	2,621
Manufactured homes	309	—	—	21	330
Floating homes	586	—	—	19	605
Other consumer(1)	160	(27)	24	(10)	147
Commercial business	205	—	—	(26)	179
Unallocated	—	—	—	—	—
Total	$8,217	$(27)	$24	$224	$8,438
(1)During the three months ended September 30, 2023, the gross charge-offs related entirely to deposit overdrafts that were charged off.

	Nine Months Ended September 30, 2023
	Beginning Allowance	Impact of Adoption of ASU 2016-16	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,771	$355	$—	$—	$(121)	$2,005
Home equity(1)	132	69	(25)	—	30	206
Commercial and multifamily	2,501	(320)	—	—	164	2,345
Construction and land	1,209	1,359	—	—	53	2,621
Manufactured homes	462	(180)	—	—	48	330
Floating homes	456	166	—	—	(17)	605
Other consumer(2)	324	(163)	(159)	36	109	147
Commercial business	256	(35)	—	—	(42)	179
Unallocated	488	(491)	—	—	3	—
Total	$7,599	$760	$(184)	$36	$227	$8,438
(1)During the nine months ended September 30, 2023, there was one revolving home equity loan that was charged off.
(2)During the nine months ended September 30, 2023, the gross charge-offs related primarily to deposit overdrafts that were charged off.

	Three Months Ended September 30, 2022
	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,638	$—	$—	$121	$1,759
Home equity	113	—	—	8	121
Commercial and multifamily	2,312	—	—	37	2,349
Construction and land	1,024	—	—	106	1,130
Manufactured homes	444	—	—	45	489
Floating homes	410	—	—	20	430
Other consumer	331	(6)	3	(3)	325
Commercial business	240	—	—	(7)	233
Unallocated	605	—	—	48	653
Total	$7,117	$(6)	$3	$375	$7,489

	Nine Months Ended September 30, 2022
	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,402	$—	$45	$312	$1,759
Home equity	93	—	58	(30)	121
Commercial and multifamily	2,340	—	—	9	2,349
Construction and land	650	—	—	480	1,130
Manufactured homes	475	—	12	2	489
Floating homes	372	—	—	58	430
Other consumer	310	(42)	9	48	325
Commercial business	269	(6)	6	(36)	233
Unallocated	395	—	—	258	653
Total	$6,306	$(48)	$130	$1,101	$7,489
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
When we classify problem assets as either substandard or doubtful, we may determine that these assets should be individually analyzed if they no longer share common risk characteristics with the rest of the portfolio. Therefore we may establish a specific allowance in an amount we deem prudent to address those risks. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities for pooled loans with common risk characteristics, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off those assets in the period in which they are deemed uncollectible. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Federal Deposit Insurance Corporation (“FDIC”), the Bank's federal regulator, and the Washington Department of Financial Institutions, the Bank's state banking regulator, which can order the establishment of additional credit loss allowances. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention.
The following table presents the internally assigned grades as of September 30, 2023, by type of loan and origination year (in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term
	2023	2022	2021	2020	2019	Prior			Total

One-to-four family:
Pass	$21,831	$86,993	$111,616	$16,269	$13,125	$29,766	$—	$—	$279,600
Substandard	—	259	121	—	264	581	—	—	1,225
Total one-to-four family	$21,831	$87,252	$111,737	$16,269	$13,389	$30,347	$—	$—	$280,825
Home equity:
Pass	$3,064	$2,874	$1,089	$305	$98	$1,739	$10,804	$1,348	$21,321
Substandard	—	—	—	—	—	64	—	179	243
Total home equity	$3,064	$2,874	$1,089	$305	$98	$1,803	$10,804	$1,527	$21,564
Commercial and multifamily:
Pass	$13,820	$80,182	$85,099	$22,910	$30,336	$59,329	$—	$—	$291,676
Special mention	—	—	—	3,388	—	353	—	—	3,741
Substandard	—	—	—	1,323	5,136	1,433	—	—	7,892
Total commercial and multifamily	$13,820	$80,182	$85,099	$27,621	$35,472	$61,115	$—	$—	$303,309
Construction and land:
Pass	$11,272	$60,325	$41,860	$978	$608	$2,223	$—	$—	$117,266
Substandard	—	—	—	—	693	70	—	—	763
Total construction and land	$11,272	$60,325	$41,860	$978	$1,301	$2,293	$—	$—	$118,029
Manufactured homes:
Pass	$11,011	$8,388	$4,624	$2,184	$2,226	$5,924	$—	$—	$34,357
Substandard	—	28	—	22	41	103	—	—	194
Total manufactured homes	$11,011	$8,416	$4,624	$2,206	$2,267	$6,027	$—	$—	$34,551
Floating homes:
Pass	$5,722	$21,644	$27,146	$6,514	$1,892	$10,418	$—	$—	$73,336
Total floating homes	$5,722	$21,644	$27,146	$6,514	$1,892	$10,418	$—	$—	$73,336
Other consumer:
Pass	$3,469	$1,977	$3,936	$5,938	$622	$2,269	$499	$—	$18,710
Total other consumer	$3,469	$1,977	$3,936	$5,938	$622	$2,269	$499	$—	$18,710
Commercial business:
Pass	$6,329	$457	$3,689	$439	$290	$5,531	$8,020	$—	$24,755
Substandard	—	61	294	—	—	—	—	—	355
Total commercial business	$6,329	$518	$3,983	$439	$290	$5,531	$8,020	$—	$25,110
Total loans
Pass	$76,518	$262,840	$279,059	$55,537	$49,197	$117,199	$19,323	$1,348	$861,021
Special mention	—	—	—	3,388	—	353	—	—	3,741
Substandard	—	348	415	1,345	6,134	2,251	—	179	10,672
Total loans	$76,518	$263,188	$279,474	$60,270	$55,331	$119,803	$19,323	$1,527	$875,434

The following tables present the internally assigned grades as of December 31, 2022, by type of loan (in thousands):

	December 31, 2022
	One-to- four family	Home equity	Commercial and multifamily	Construction and land	Manufactured homes	Floating homes	Other consumer	Commercial business	Total
Grade:
Pass	$271,295	$19,230	$291,677	$109,484	$26,583	$74,443	$17,661	$22,853	$833,226
Watch	279	2	7,538	4,037	134	—	—	161	12,151
Special Mention	—	—	4,096	—	—	—	—	—	4,096
Substandard	3,064	316	10,047	3,357	236	—	262	801	18,083
Total	$274,638	$19,548	$313,358	$116,878	$26,953	$74,443	$17,923	$23,815	$867,556

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
The following table presents the amortized cost of nonaccrual loans as of the dates indicated, by type of loan (in thousands):

	September 30, 2023		December 31, 2022
	Total Nonaccrual Loans	Total Nonaccrual Loans with no ACL	Total Nonaccrual Loans	Total Nonaccrual Loans with no ACL
One-to-four family	$1,137	$1,137	$2,135	$2,135
Home equity	86	86	142	142
Commercial and multifamily	306	306	—	—
Construction and land	78	78	324	324
Manufactured homes	151	111	96	52
Other consumer	4	—	262	262
Total	$1,762	$1,718	$2,959	$2,915
The following tables present the aging of past due loans, based on amortized cost, as of the dates indicated, by type of loan (in thousands):

	September 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$—	$828	$737	$—	$1,565	$279,260	$280,825
Home equity	302	—	86	—	388	21,176	21,564
Commercial and multifamily	—	1,040	—	—	1,040	302,269	303,309
Construction and land	7,446	—	54	—	7,500	110,529	118,029
Manufactured homes	—	134	76	—	210	34,341	34,551
Floating homes	—	—	—	—	—	73,336	73,336
Other consumer	7	5	—	—	12	18,698	18,710
Commercial business	729	2,128	—	—	2,857	22,253	25,110
Total	$8,484	$4,135	$953	$—	$13,572	$861,862	$875,434

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$393	$289	$1,934	$—	$2,616	$272,022	$274,638
Home equity	115	—	116	—	231	19,317	19,548
Commercial and multifamily	7,198	—	—	—	7,198	306,160	313,358
Construction and land	1,210	—	296	—	1,506	115,372	116,878
Manufactured homes	261	155	52	—	468	26,485	26,953
Floating homes	—	—	—	—	—	74,443	74,443
Other consumer	360	5	—	—	365	17,558	17,923
Commercial business	4	—	—	—	4	23,811	23,815
Total	$9,542	$449	$2,398	$—	$12,389	$855,167	$867,556

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

Loan Modifications to Borrowers Experiencing Financial Difficulty. Loans modified to borrowers experiencing financial difficulty totaled $2.0 million at September 30, 2023. The Company has granted modifications which can generally be described in the following categories:
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
At September 30, 2023, the Company had no commitments to extend additional credit to borrowers owing loan receivables with modified terms.

During the nine months ended September 30, 2023, there was one modified one-to-four family loan to a borrower experiencing financial difficulty. This loan received a term extension for 90 days, with an amortized cost basis of $90 thousand representing 0.03% of the total class of loans. There were no loans modified within the three months ended September 30, 2023.

We have no modified loan receivables that have subsequently defaulted at September 30, 2023.

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

The following tables summarize collateral dependent loans by collateral type as of the dates indicated (in thousands):

	September 30, 2023
	Commercial Real Estate	Residential Real Estate	Land	Other Residential	Total
Real estate loans:
One- to four- family	$—	$691	$—	$547	$1,238
Home equity	—	86	—	—	86
Commercial and multifamily	306	—	—	—	306
Construction and land	—	—	78	—	78
Total real estate loans	306	777	78	547	1,708
Consumer loans:
Manufactured homes	—	—	—	151	151
Total consumer loans	—	—	—	151	151
Total loans	$306	$777	$78	$698	$1,859

Impaired Loans.  Prior to the adoption of ASC 326 on January 1, 2023, we classified loans as impaired when we determined that we might be unable to collect payments of principal or interest when due under the terms of the loan. In the process of identifying loans as impaired, we took into consideration factors which included payment history and status, collateral value, financial condition of the borrower, and the probability of collecting scheduled payments in the future. Minor payment delays and insignificant payment shortfalls typically did not result in a loan being classified as impaired. The significance of payment delays and shortfalls was considered on a case-by-case basis, after taking into consideration the totality of circumstances surrounding the loan and the borrower, including payment history. Impairment was measured on a loan-by-loan basis for all loans in the portfolio. All TDRs were also classified as impaired loans and were included in the loans individually evaluated for impairment in the calculation of the allowance for loan losses.
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

The following tables present the average recorded investment and interest income recognized on impaired loans for the periods indicated, by loan types (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022		2022
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to-four family	$3,436	$32	$3,599	$76
Home equity	213	1	217	8
Commercial and multifamily	1,154	135	1,756	186
Construction and land	64	1	66	3
Manufactured homes	193	3	206	12
Floating homes	—	—	123	—
Other consumer	349	4	288	13
Commercial business	—	—	86	—
Total	$5,409	$176	$6,341	$298

Note 5 – Fair Value Measurements
The Company determines the fair values of its financial instruments based on the requirements established in ASC 820, Fair Value Measurements (“ASC 820”), which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. The Company’s fair values for financial instruments at September 30, 2023 and December 31, 2022 were determined based on these requirements.
The following methods and assumptions were used to estimate the fair value of other financial instruments:
Cash and cash equivalents - The estimated fair value is equal to the carrying amount.
Available-for-sale securities – AFS securities are recorded at fair value based on quoted market prices, if available (Level 1).  If quoted market prices are not available, management utilizes third-party pricing services or broker quotations from dealers in the specific instruments.  Level 2 securities include those traded on an active exchange without readily available market prices, as well as U.S. government securities.
Held-to-maturity securities – HTM securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. The fair value is based on quoted market prices, if available (Level 1).  If quoted market prices are not available, management utilizes third-party pricing services or broker quotations from dealers in the specific instruments.  Level 2 securities include those traded on an active exchange without readily available market prices, as well as U.S. government securities.
Loans held-for-sale - One-to-four family mortgage loans held-for-sale are recorded at the lower of cost or fair value. The fair value of fixed-rate one-to-four family loans held-for-sale is based on whole loan forward prices obtained from government sponsored enterprises. At September 30, 2023 and December 31, 2022, loans held-for-sale were carried at cost, as no impairment was required.
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
A description of the valuation methodologies used for collateral dependent loans and OREO is as follows:
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
In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no transfers between levels during the three and nine months ended September 30, 2023 and 2022.

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether recognized or recorded at fair value or not as of the dates indicated (in thousands):

	September 30, 2023		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$101,890	$101,890	$101,890	$—	$—
Available-for-sale securities	7,980	7,980	—	7,980	—
Held-to-maturity securities	2,174	1,671	—	1,671	—
Loans held-for-sale	1,153	1,153	—	1,153	—
Loans held-for-portfolio, net	866,996	811,384	—	—	811,384
Mortgage servicing rights	4,681	4,681	—	—	4,681
FINANCIAL LIABILITIES:
Time deposits	301,226	302,574	—	302,574	—
Borrowings	40,000	40,000	—	40,000	—
Subordinated notes	11,707	9,938	—	9,938	—

	December 31, 2022		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$57,836	$57,836	$57,836	$—	$—
Available-for-sale securities	10,207	10,207	—	10,207	—
Held-to-maturity securities	2,199	1,811	—	1,811	—
Loans held-for-portfolio, net	858,382	801,153	—	—	801,153
Mortgage servicing rights	4,687	4,687	—	—	4,687
FINANCIAL LIABILITIES:
Time deposits	210,305	209,965	—	209,965	—
Borrowings	43,000	43,000	—	43,000	—
Subordinated notes	11,676	10,420	—	10,420	—

The following tables present the balance of assets measured at fair value on a recurring basis as of the dates indicated (in thousands):

	Fair Value at September 30, 2023
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$5,153	$—	$5,153	$—
Agency mortgage-backed securities	2,827	—	2,827	—
Mortgage servicing rights	4,681	—	—	4,681

	Fair Value at December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Treasury bills	$1,594	$—	$1,594	$—
Municipal bonds	5,421	—	5,421	—
Agency mortgage-backed securities	3,192	—	3,192	—
Mortgage servicing rights	4,687	—	—	4,687
The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis as of the dates indicated:

September 30, 2023
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	101%-595% (122%)
		Discount rate	10.5%-14.5% (12.5%)

December 31, 2022
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	119%-461% (132%)
		Discount rate	10.5%-14.5% (12.5%)
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
There were no assets or liabilities (excluding mortgage servicing rights) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2023 and 2022.
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
The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at September 30, 2023
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$575	$—	$—	$575
Collateral dependent loans	1,859	—	—	1,859

	Fair Value at December 31, 2022
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$659	$—	$—	$659
Impaired loans	4,844	—	—	4,844
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at both September 30, 2023 and December 31, 2022.

Note 6 – Mortgage Servicing Rights
The unpaid principal balance of the Company’s mortgage servicing rights portfolio totaled $456.1 million at September 30, 2023 compared to $472.5 million at December 31, 2022. Of this total balance, the unpaid principal balance of loans serviced for Federal National Mortgage Association (“Fannie Mae”) at September 30, 2023 and December 31, 2022 were $453.9 million and $470.3 million, respectively. The unpaid principal balance of loans serviced for other financial institutions totaled $2.2 million at both September 30, 2023 and December 31, 2022. Loans serviced for others are not included in the Company’s financial statements as they are not assets of the Company.
A summary of the change in the balance of mortgage servicing assets during the periods indicated were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance, at fair value	$4,726	$4,754	$4,687	$4,273
Servicing rights that result from transfers and sale of financial assets	33	24	117	180
Changes in fair value:
Due to changes in model inputs or assumptions and other(1)	(78)	9	(123)	334
Ending balance, at fair value	$4,681	$4,787	$4,681	$4,787
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	September 30, 2023	December 31, 2022
Prepayment speed (Public Securities Association “PSA” model)	122%	132%
Weighted-average life	7.9 years	7.5 years
Weighted average discount rate	12.5%	12.5%

The amount of contractually specified servicing, late and ancillary fees earned on the mortgage servicing rights are included in mortgage servicing income on the Condensed Consolidated Statements of Income and totaled $295 thousand and $891 thousand for the three and nine months ended September 30, 2023, and $306 thousand and $939 thousand for the three and nine months ended September 30, 2022, respectively.

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

Note 8 – Borrowings, FHLB Stock and Subordinated Notes
FHLB Advances
The following table presents advances from the FHLB as of the dates indicated:

	September 30, 2023	December 31, 2022
Fixed Rate:
Outstanding balance	$40,000	$—
Interest rates ranging from	4.06%	—%
Interest rates ranging to	4.35%	—%
Weighted average interest rate	4.25%	—%
Variable rate:
Outstanding balance	$—	$43,000
Weighted average interest rate	—%	2.14%
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

	September 30, 2023	December 31, 2022
Amount available to borrow under credit facility(1)	$454,907	$442,078
Advance equivalent of collateral:
One-to-four family mortgage loans	193,734	204,097
Commercial and multifamily mortgage loans	35,359	45,437
Home equity loans	382	505
Notional amount of letters of credit outstanding	11,000	8,000
Remaining FHLB borrowing capacity	$178,475	$199,039
(1)Subject to eligible pledged collateral.
As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances. At both September 30, 2023 and December 31, 2022, the Company had an investment of $2.8 million in FHLB of Des Moines stock.
Federal Reserve Bank of San Francisco (“FRB SF”) Borrowings
The Company has a borrowing agreement with the FRB SF. The terms of the agreement call for a blanket pledge of a portion of the Company’s consumer and commercial business loans based on the outstanding balance. At September 30, 2023 and December 31, 2022, the amount available to borrow under this credit facility was $17.5 million and $20.8 million, respectively, subject to eligible pledged collateral. The Company had no outstanding borrowings under this arrangement at September 30, 2023 and December 31, 2022.

Other Borrowings
The Company has access to an unsecured Fed Funds line of credit from Pacific Coast Banker’s Bank (“PCBB”). The line has a one year term maturing on June 30, 2024 and is renewable annually. As of September 30, 2023, the amount available under this line of credit was $20.0 million. There was no balance on this line of credit as of September 30, 2023 and December 31, 2022.
Subordinated Debt
In September 2020, the Company issued $12.0 million of fixed to floating rate subordinated notes that mature in 2030. The subordinated notes have an initial fixed interest rate of 5.25% to, but excluding, October 1, 2025, payable semi-annually in arrears. From, and including, October 1, 2025, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term Secured Overnight Financing Rate, or SOFR, plus 513 basis points, payable quarterly in arrears. The subordinated notes mature on May 15, 2030, and may be redeemed by the Company, in whole or in part, on October 1, 2025, or on any subsequent interest payment date. Prior to October 1, 2025, the Company may redeem these notes, in whole but not in part, only under certain limited circumstances set forth in the terms of the subordinated notes. The balance of the subordinated notes was $11.7 million as of both September 30, 2023 and December 31, 2022.

Note 9 – Earnings Per Common Share
The following table summarizes the calculation of earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
Net income	$1,169	$2,546	$6,228	$5,881
LESS: Participating dividends - Unvested Restricted Stock Awards (“RSAs”)	(3)	(3)	(9)	(11)
LESS: Income allocated to participating securities - Unvested RSAs	(4)	(15)	(31)	(30)
Net income available to common stockholders - basic	1,162	2,528	6,188	5,840
ADD BACK: Income allocated to participating securities - Unvested RSAs	4	15	31	30
LESS: Income reallocated to participating securities - Unvested RSAs	(4)	(15)	(30)	(30)
Net income available to common stockholders - diluted	$1,162	$2,528	$6,189	$5,840

Weighted average number of shares outstanding, basic	2,553,773	2,562,551	2,568,899	2,582,891
Effect of potentially dilutive common shares	18,035	35,139	19,889	34,690
Weighted average number of shares outstanding, diluted	2,571,808	2,597,690	2,588,788	2,617,581
Earnings per share, basic	$0.45	$0.99	$2.41	$2.26
Earnings per share, diluted	$0.45	$0.97	$2.39	$2.23
There were 7,892 anti-dilutive securities at September 30, 2023 and 2,612 anti-dilutive securities at September 30, 2022.

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
As of September 30, 2023, on an adjusted basis, awards for stock options totaling 295,464 shares and awards for restricted stock totaling 159,396 shares of Company common stock have been granted, net of any forfeitures, to participants in the 2013 Plan and the 2008 Plan. Share-based compensation expense was $88 thousand and $368 thousand for the three and nine months ended September 30, 2023, and $90 thousand and $384 thousand for the three and nine months ended September 30, 2022, respectively.
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
The following is a summary of the Company’s stock option award activity during the three months ended September 30, 2023 (dollars in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at July 1, 2023	85,895	$31.51	5.68	$647
Granted	—	—
Exercised	(1,000)	16.80
Expired	—	—
Outstanding at September 30, 2023	84,895	31.68	5.42	560
Exercisable	62,550	28.96	4.36	540
Expected to vest, assuming a 0% forfeiture rate over the vesting term	84,895	$31.68	5.42	$560
The following is a summary of the Company’s stock option award activity during the nine months ended September 30, 2023 (dollars in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2023	91,525	$27.64	4.65	$1,109
Granted	12,425	40.13
Exercised	(18,610)	17.20
Forfeited	(328)	42.02
Expired	(117)	42.27
Outstanding at September 30, 2023	84,895	31.68	5.42	560
Exercisable	62,550	28.96	4.36	540
Expected to vest, assuming a 0% forfeiture rate over the vesting term	84,895	$31.68	5.42	$560
As of September 30, 2023, there was $158 thousand of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 2.5 years. The total intrinsic value of the shares exercised during the three and nine months ended September 30, 2023 was $20 thousand and $408 thousand, and for the three and nine months ended 2022 was $113 and $168 thousand, respectively.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The fair values of options granted during the nine months ended September 30, 2023 and 2022 were determined using the following weighted-average assumptions as of the grant date.

	Nine Months Ended September 30,
	2023	2022
Annual dividend yield	1.69%	1.59%
Expected volatility	28.15%	26.48%
Risk-free interest rate	3.60%	1.64%
Expected term	6.00 years	6.00 years
Weighted-average grant date fair value per option granted	$11.33	$9.95
There were no options granted during the three months ended September 30, 2023 or 2022.
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
The following is a summary of the Company’s non-vested restricted stock award activity during the three months ended September 30, 2023:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-Vested at July 1, 2023	16,342	$39.17
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-Vested at September 30, 2023	16,342	42.45	36.97
Expected to vest assuming a 0% forfeiture rate over the vesting term	16,342	$42.45	$36.97
The following is a summary of the Company’s non-vested restricted stock award activity during the nine months ended September 30, 2023:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-Vested at January 1, 2023	17,879	$37.63
Granted	8,850	40.13
Vested	(9,962)	37.14
Forfeited	(425)	41.95
Non-Vested at September 30, 2023	16,342	$42.45	$36.97
Expected to vest assuming a 0% forfeiture rate over the vesting term	16,342	$42.45	$36.97

As of September 30, 2023, there was $459 thousand of unrecognized compensation cost related to non-vested restricted stock granted under the Plans. The cost is expected to be recognized over the weighted-average vesting period of 2.4 years. The total fair value of shares vested for the nine months ended September 30, 2023 and 2022 was $370 thousand and $306 thousand, respectively.
Employee Stock Ownership Plan
The fair value of the 162,523 shares held by the Company’s Employee Stock Ownership Plan (the “ESOP”) trust was $6.0 million at September 30, 2023. ESOP compensation expense included in salaries and benefits was $204 thousand and $612 thousand for the three and nine months ended September 30, 2023, and $205 thousand and $580 thousand for the three and nine months ended September 30, 2022, respectively.

Note 11 – Leases
We have operating leases for branch locations, a loan production office, our corporate office and in the past, for certain equipment. The term for our real estate leases begins on the date we become legally obligated for the rent payments or take possession of the building, whichever is earlier. Generally, our real estate leases have initial terms of three to ten years and typically include one renewal option. Our leases have remaining lease terms of one to six years. The operating leases generally contain renewal options and require us to pay property taxes and operating expenses for the properties.
The following table presents the lease right-of-use assets and lease liabilities recorded on the Condensed Consolidated Balance Sheets at the dates indicated (in thousands):

	September 30, 2023	December 31, 2022
Operating lease right-of-use assets	$4,732	$5,102
Operating lease liabilities	$5,065	$5,448
The following table presents the components of lease expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense
Office leases	$270	$285	$808	$847
Sublease income	(3)	(3)	(9)	(9)
Net lease expense	$267	$282	$799	$838
The following table presents the schedule of lease liabilities at the date indicated (in thousands):

September 30, 2023
Remainder of 2023	$278
2024	1,104
2025	958
2026	939
2027	957
Thereafter	1,222
Total lease payments	5,458
Less: Present value discount	393
Present value of lease liabilities	$5,065

Lease term and discount rate by lease type consist of the following at the dates indicated:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term:
Office leases	5.4 years	6.1 years
Weighted-average discount rate (annualized):
Office leases	2.77%	2.63%

Supplemental cash flow information related to leases was as follows for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows
Office leases	$277	$270	$815	$800

Note 12 – Subsequent Events
On October 24, 2023, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.19 per common share, payable on November 22, 2023 to stockholders of record at the close of business on November 8, 2023.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Statements
Certain matters discussed in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:

•potential adverse impacts to economic conditions in the Company’s local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession, or slowed economic growth;
•changes in the interest rate environment, including the recent increases in the Board of Governors of the Federal Reserve System (the Federal Reserve) benchmark rate and duration at which such increased interest rate levels are maintained, which could adversely affect our revenues and expenses, the values of our assets and obligations, and the availability and cost of capital and liquidity;
•the impact of continuing high inflation and the current and future monetary policies of the Federal Reserve in response thereto;
•the effects of any federal government shutdown;
•changes in consumer spending, borrowing and savings habits;
•the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of our allowance for credit losses;
•monetary and fiscal policies of the Federal Reserve and the U.S. Government and other governmental initiatives affecting the financial services industry;
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
•changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Financial Accounting Standards Board, the U.S. Securities and Exchange Commission (the “SEC”), or the Public Company Accounting Oversight Board (“PCAOB”);
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
•disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on third-party vendors who perform several of our critical processing functions;
•the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business;
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•the other risks described from time to time in our reports filed with or furnished to the SEC, including this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”).
We caution readers not to place undue reliance on any forward-looking statements and that the factors listed above could materially affect our financial performance and cause our actual results for future periods to differ materially from any such forward-looking statements expressed with respect to future periods and could negatively affect our stock price performance.
We do not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
General
Sound Financial Bancorp, a Maryland corporation, is a bank holding company for its wholly owned subsidiary, Sound Community Bank. Substantially all of Sound Financial Bancorp’s business is conducted through Sound Community Bank, a Washington state-chartered commercial bank. As a Washington commercial bank that is not a member of the Federal Reserve System, the Bank’s regulators are the Washington Department of Financial Institutions and the Federal Deposit Insurance Corporation (the “FDIC”). As a bank holding company, Sound Financial Bancorp is regulated by the Federal Reserve. We also sell insurance products and services through Sound Community Insurance Agency, Inc., a wholly owned subsidiary of the Bank.
Sound Community Bank’s deposits are insured up to applicable limits by the FDIC. At September 30, 2023, Sound Financial Bancorp, on a consolidated basis, had assets of $1.03 billion, net loans held-for-portfolio of $867.0 million, deposits of $860.9 million and stockholders’ equity of $100.2 million. The common stock of Sound Financial Bancorp is listed on the NASDAQ Capital Market under the symbol “SFBC.”  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121.
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

Comparison of Financial Condition at September 30, 2023 and December 31, 2022
General.   Total assets increased $53.8 million, or 5.5%, to $1.03 billion at September 30, 2023 from $976.4 million at December 31, 2022. The increase primarily was a result of increases in cash and cash equivalents and loans, partially offset by lower balances in investment securities.
Cash and Securities, and Investment Securities.  Cash and cash equivalents increased $44.1 million, or 76.2%, to $101.9 million at September 30, 2023 from $57.8 million at December 31, 2022. The increase was primarily from an increase in deposits, primarily certificate and money market accounts. Investment securities decreased $2.3 million, or 18.2%, to $10.2 million at September 30, 2023, compared to $12.4 million at December 31, 2022. Held-to-maturity securities totaled $2.2 million, at both September 30, 2023 and December 31, 2022. Available-for-sale securities totaled $8.0 million at September 30, 2023, compared to $10.2 million at December 31, 2022. The decrease in available-for-sale securities was primarily due to the maturity of $1.6 million in treasury bills and regularly scheduled payments and maturities.
Loans.  Loans held-for-portfolio, net, increased $8.6 million, or 1.0%, to $867.0 million at September 30, 2023 from $858.4 million at December 31, 2022.
The following table reflects the changes in the mix of our loan portfolio at September 30, 2023, as compared to December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022	Amount Change	Percent Change
One-to-four family	$280,556	$274,638	$5,918	2.2%
Home equity	21,313	19,548	1,765	9.0
Commercial and multifamily	304,252	313,358	(9,106)	(2.9)
Construction and land	118,619	116,878	1,741	1.5
Manufactured homes	34,652	26,953	7,699	28.6
Floating homes	73,716	74,443	(727)	(1.0)
Other consumer	18,710	17,923	787	4.4
Commercial business	25,033	23,815	1,218	5.1
Premiums for purchased loans	850	973	(123)	(12.6)
Deferred loan fees	(2,267)	(2,548)	281	(11.0)
Total loans held-for-portfolio, gross	875,434	865,981	9,453	1.1
Allowance for credit losses — loans	(8,438)	(7,599)	(839)	11.0
Total loans held-for-portfolio, net	$866,996	$858,382	$8,614	1.0%
The increase in one-to-four family loans was partially driven by an increase in short-term bridge loans and related party loans, while the increase in home equity loans was primarily driven by homeowners utilizing the equity in their homes. The increase in manufactured home loans was primarily the result of affordability of these homes in the current market and internal efficiencies in how we process these loans. The increase in other consumer loans was a result of high demand attributable to successful marketing campaigns. These increases were partially offset by decreases in commercial and multifamily real estate loans and floating home loans, which were primarily due to payoffs and paydowns, including the payoff of $10.0 million related to three multifamily loans and $3.7 million related to two floating homes loans. At September 30, 2023, our loan portfolio, net of deferred loan fees, remained well-diversified. At that date, commercial and multifamily real estate loans accounted for 34.7% of total loans, one-to-four family loans, including home equity loans, accounted for 34.3% of total loans, commercial business loans accounted for 2.9% of total loans, and consumer loans, consisting of manufactured homes, floating homes, and other consumer loans, accounted for 14.5% of total loans. Construction and land loans accounted for 13.5% of total loans at September 30, 2023.
Loans held-for-sale totaled $1.2 million at September 30, 2023, compared to none at December 31, 2022. The increase was primarily due to timing of mortgage originations and sales.
Allowance for Credit Losses.

The following table reflects the adjustments in our allowance for credit losses (“ACL”) during the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Allowance for Credit Losses — Loans:
Balance at beginning of period	$8,217	$7,117	$7,599	$6,306
Impact of Adoption of ASU 2016-13	—	—	760	—
Charge-offs	(27)	(6)	(184)	(48)
Recoveries	24	3	36	130
Net charge-offs	(3)	(3)	(148)	82
Provision for credit losses	224	375	227	1,101
Balance at end of period	8,438	$7,489	$8,438	$7,489
Reserve for Unfunded Commitments:
Balance at beginning of period	706	411	335	404
Impact of Adoption of ASU 2016-13	—	—	695	—
(Release of) provision for credit losses	(149)	(29)	(473)	(22)
Balance at end of period	557	382	557	382
Allowance for credit losses	$8,995	$7,871	$8,995	$7,871
Ratio of net charge-offs during the period to average loans outstanding during the period	—%	—%	(0.02)%	0.01%
Our ACL — loans increased $839 thousand, or 11.0%, to $8.4 million at September 30, 2023, from $7.6 million at December 31, 2022. The increase in the ACL - loans from December 31, 2022 to September 30, 2023 was primarily a result of the adjustment for the adoption of ASU 2016-16. The payoff of three large multifamily loans and the completion of construction projects resulted in a decrease in the ACL - loans, while construction advances that were outstanding at December 31, 2022 and funded during the nine months ended September 30, 2023 reduced the reserve for unfunded commitments and increased the ACL - loans. Also contributing to the increase in the ACL- loans was an adjustment to our forecast related to the interest rate environment, which was applied to certain loan portfolios and resulted in a larger provision for credit losses. See “Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022 — Provision for Credit Losses.”
The following tables show certain credit ratios at and for the dates and periods indicated and the components of each ratio's calculation (dollars in thousands).

	At September 30, 2023	At December 31, 2022
Allowance for credit losses - loans as a percentage of total loans outstanding	0.96%	0.88%
Allowance for credit losses — loans	$8,438	$7,599
Total loans outstanding	$876,851	$867,556

Nonaccrual loans as a percentage of total loans outstanding	0.20%	0.34%
Total nonaccrual loans	$1,762	$2,959
Total loans outstanding	$876,851	$867,556

Allowance for credit losses - loans as a percentage of nonaccrual loans	478.89%	256.81%
Allowance for credit losses — loans	$8,438	$7,599
Total nonaccrual loans	$1,762	$2,959

Allowance for credit losses as a percentage of total loans outstanding	1.03%	0.91%
Allowance for credit losses	$8,995	$7,934
Total loans outstanding	$876,851	$867,556

Allowance for credit losses as a percentage of nonaccrual loans	510.50%	268.13%
Allowance for credit losses	$8,995	$7,934
Total nonaccrual loans	$1,762	$2,959

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in thousands)
Net recoveries (charge-offs) during period to average loans outstanding:
One-to-four family:	—%	—%	—%	0.03%
Net recoveries	$—	$—	—	45
Average loans outstanding	$275,850	$260,712	274,731	234,914

Home equity:	—%	—%	(0.17)%	0.51%
Net (charge-offs) recoveries	$—	$—	(25)	58
Average loans outstanding	$20,501	$17,013	19,938	15,223

Commercial and multifamily real estate:	—%	—%	—%	—%
Net (charge-offs) recoveries	$—	$—	—	—
Average loans outstanding	$300,234	$313,615	305,543	294,055

Construction and land:	—%	—%	—%	—%
Net (charge-offs) recoveries	$—	$—	—	—
Average loans outstanding	$118,827	$107,824	120,363	84,163

Manufactured homes:	—%	—%	—%	0.07%
Net recoveries	$—	$—	—	12
Average loans outstanding	$32,918	$24,299	29,971	22,918

Floating homes:	—%	—%	—%	—%
Net (charge-offs) recoveries	$—	$—	—	—
Average loans outstanding	$72,710	$68,610	73,328	63,636

Other consumer:	(0.07)%	(0.07)%	(0.93)%	(0.25)%
Net (charge-offs)	$(3)	$(3)	(123)	(33)
Average loans outstanding	$18,110	$17,930	17,660	17,756

Commercial business:	—%	—%	—%	—%
Net (charge-offs) recoveries	$—	$—	—	—
Average loans outstanding	$23,294	$24,537	23,892	24,717

Total loans:	—%	—%	(0.02)%	0.01%
Net (charge-offs) recoveries	$(3)	$(3)	(148)	82
Average loans outstanding	$862,444	$834,540	865,426	757,382
Nonperforming Assets.
Nonperforming assets, which are comprised of nonperforming loans (nonaccrual loans and nonperforming modified loans) and other real estate owned (“OREO”) and repossessed assets, decreased $1.3 million, or 35.4%, to $2.3 million, or 0.23% of total assets, at September 30, 2023 from $3.6 million, or 0.37% of total assets, at December 31, 2022.
The table below sets forth the amounts and categories of nonperforming assets at the dates indicated (dollars in thousands):

	Nonperforming Assets
	September 30, 2023	December 31, 2022	Amount Change	Percent Change
Total nonperforming loans	$1,762	$2,958	$(1,196)	(40.4)
OREO and repossessed assets	575	659	(84)	(12.7)
Total nonperforming assets	$2,337	$3,617	$(1,280)	(35.4)%

The decrease in nonperforming assets primarily was due to the payoff of $1.5 million in nonperforming one-to-four family loans related to a single borrower, a $262 thousand other consumer loan, a $296 thousand land loan and the write-off of one residential property for $84 thousand, partially offset by $1.1 million in additions, which included $654 thousand in one-to-four family real estate loans during the same period. The percentage of nonperforming loans to total loans was 0.20% at September 30, 2023, compared to 0.34% of total loans at December 31, 2022.

Mortgage Servicing Rights.  The fair value of mortgage servicing rights was $4.7 million at both September 30, 2023, and December 31, 2022. We record mortgage servicing rights on loans sold with servicing retained and upon acquisition of a servicing portfolio. Mortgage servicing rights are carried at fair value. If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.
Deposits and Borrowings. Total deposits increased $52.1 million, or 6.4%, to $860.9 million at September 30, 2023 from $808.8 million at December 31, 2022. The overall increase was largely driven by one new related party depositor relationship for $32.6 million in the current quarter. We also experienced a shift in deposits to certificate and money market accounts, from demand and savings accounts, largely driven by consumer behavior to move funds from lower rate deposit products into higher rate deposit products. Noninterest-bearing deposits decreased $19.3 million, or 11.1%, to $153.9 million at September 30, 2023, compared to $173.2 million at December 31, 2022. Noninterest-bearing deposits represented 17.9% of total deposits at September 30, 2023, compared to 21.4% at December 31, 2022.
A summary of deposit accounts with the corresponding weighted-average cost of funds at the dates indicated is presented below (dollars in thousands):

	September 30, 2023		December 31, 2022
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$148,918	—%	$170,549	—%
Interest-bearing demand	185,441	0.60	254,982	0.21
Savings	76,729	0.07	95,641	0.05
Money market	143,558	1.19	74,639	0.28
Time deposits	301,226	3.19	210,305	0.97
Escrow (1)	5,003	—	2,647	—
Total deposits	$860,875	1.45%	$808,763	0.37%
(1) Escrow balances shown in noninterest-bearing deposits on the Condensed Consolidated Balance Sheets.
Scheduled maturities of time deposits at September 30, 2023, are as follows (in thousands):

Year Ending December 31,	Amount
2023	$34,506
2024	223,273
2025	35,695
2026	5,047
2027	1,736
Thereafter	969
$301,226
Savings, demand, and money market accounts have no contractual maturity. Certificates of deposit have maturities of five years or less.
The aggregate amount of time deposits in denominations of more than $250,000 at September 30, 2023 and December 31, 2022, totaled $87.4 million and $56.1 million, respectively. Deposit amounts in excess of $250,000 are not federally insured. As of September 30, 2023, uninsured deposits totaled $148.6 million, which represented 17.3% of total deposits, as compared to uninsured deposits of $161.9 million, or 20.0% of total deposits as of December 31, 2022. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. The decrease in uninsured deposits primarily related to the increased customer use of deposit insurance products, such as ICS® (Insured Cash Sweep) and CDARS® (Certificate of Deposit Registry Service), that reduced the level of uninsured deposits following the failures of some banks during 2023.

Borrowings, comprised of FHLB advances, decreased $3.0 million to $40.0 million at September 30, 2023 from $43.0 million at December 31, 2022.
Subordinated notes, net totaled $11.7 million at both September 30, 2023 and December 31, 2022.
Stockholders’ Equity.   Total stockholders’ equity increased $2.5 million, or 2.6%, to $100.2 million at September 30, 2023, from $97.7 million at December 31, 2022. This increase primarily reflects $6.2 million of net income earned during the nine months ended September 30, 2023 and $320 thousand in proceeds from exercises of stock options, partially offset by $1.4 million in stock repurchases and the cash payment of $1.4 million in dividends to the Company’s stockholders. In addition, stockholders' equity was negatively impacted by the adoption of CECL in the first quarter of 2023, which as of January 1, 2023, resulted in an after-tax decrease to opening retained earnings of $1.1 million.

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

	Three Months Ended September 30,
	2023			2022
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$862,397	$11,505	5.29%	$833,195	$10,327	4.92%
Investments, cash and cash equivalents	96,409	1,181	4.86	88,812	449	2.01
Total interest-earning assets (1)	958,806	12,686	5.25	922,007	10,776	4.64
Interest-bearing liabilities:
Savings and money market accounts	192,214	720	1.49	188,276	63	0.13
Demand and NOW accounts	194,561	173	0.35	290,106	164	0.22
Certificate accounts	293,820	2,984	4.03	130,541	503	1.53
Subordinated notes	11,703	168	5.70	11,658	168	5.72
Borrowings	42,815	473	4.38	46,462	281	2.40
Total interest-bearing liabilities	735,113	4,518	2.44%	667,043	1,179	0.70%
Net interest income		$8,168			$9,597
Net interest rate spread			2.81%			3.94%
Net earning assets	$223,693			$254,964
Net interest margin			3.38%			4.13%
Average interest-earning assets to average interest-bearing liabilities		130.43%			138.22%
Noninterest-bearing deposits	$151,298			$189,379
Total deposits	831,893	3,877	1.85%	798,302	730	0.36%
Total funding(2)	886,411	4,518	2.02%	856,422	1,179	0.55%
(1) Calculated net of deferred loan fees, loan discounts and loans in process.
(2) Total funding is the sum of average interest-bearing liabilities and average noninterest-bearing deposits. The cost of total funding is calculated as annualized total interest expense divided by average total funding.

	Nine Months Ended September 30,
	2023			2022
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$865,357	$34,437	5.32%	$757,086	$27,099	4.79%
Investments, cash and cash equivalents	84,056	2,836	4.51	136,899	876	0.86
Total interest-earning assets (1)	949,413	37,273	5.25%	893,985	27,975	4.18
Interest-bearing liabilities:
Savings and money market accounts	173,319	1,197	0.92	193,219	122	0.08
Demand and NOW accounts	216,753	587	0.36	305,651	412	0.18
Certificate accounts	273,564	7,182	3.51	109,713	1,037	1.26
Subordinated notes	11,693	504	5.76	11,648	504	5.79
Borrowings	45,280	1,520	4.49	16,463	293	2.38
Total interest-bearing liabilities	720,609	10,990	2.04%	636,694	2,368	0.50%
Net interest income		$26,283			$25,607
Net interest rate spread			3.21%			3.69%
Net earning assets	$228,804			$257,291
Net interest margin			3.70%			3.83%
Average interest-earning assets to average interest-bearing liabilities		131.75%			140.41%
Noninterest-bearing deposits	$161,051			$192,240
Total deposits	824,687	8,966	1.45%	800,823	1,571	0.26%
Total funding(2)	881,660	10,990	1.67%	828,934	2,368	0.38%
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

	Three Months Ended September 30, 2023 vs. 2022			Nine Months Ended September 30, 2023 vs. 2022
	Increase (Decrease) due to		Total Increase (Decrease)	Increase (Decrease) due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans receivable	$390	$788	$1,178	$4,309	$3,029	$7,338
Investments, cash and cash equivalents	93	639	732	(1,783)	3,743	1,960
Total interest-earning assets	483	1,427	1,910	2,526	6,772	9,298
Interest-bearing liabilities:
Savings and Money Market accounts	15	642	657	(137)	1,212	1,075
Demand and NOW accounts	(85)	94	9	(241)	416	175
Certificate accounts	1,658	823	2,481	4,302	1,843	6,145
Subordinated notes	1	(1)	—	2	(2)	—
Borrowings	(40)	232	192	967	260	1,227
Total interest-bearing liabilities	$1,549	$1,790	$3,339	$4,893	$3,729	$8,622
Change in net interest income			$(1,429)			$676

Comparison of Results of Operation for the Three and Nine Months Ended September 30, 2023 and 2022

General.
Q3 2023 vs Q3 2022. Net income decreased $1.4 million, or 54.1%, to $1.2 million, or $0.45 per diluted common share, for the three months ended September 30, 2023, compared to $2.5 million, or $0.97 per diluted common share, for the three months ended September 30, 2022. The decrease was primarily the result of a $1.4 million decrease in net interest income and a $645 thousand increase in noninterest expense, partially offset by a $271 thousand decrease in the provision for credit losses and a $55 thousand increase in noninterest income.
YTD 2023 vs. YTD 2022. Net income increased $347 thousand, or 5.9%, to $6.2 million, or $2.39 per diluted common share, for the nine months ended September 30, 2023, compared to $5.9 million, or $2.23 per diluted common share, for the nine months ended September 30, 2022. The increase was primarily a result of a $676 thousand increase in net interest income, a $1.3 million decrease in the provision for credit losses and a $376 thousand increase in noninterest income, partially offset by a $2.1 million increase in noninterest expense.

Interest Income

Q3 2023 vs Q3 2022. Interest income increased $1.9 million, or 17.7%, to $12.7 million for the three months ended September 30, 2023, from $10.8 million for the three months ended September 30, 2022, primarily due to a 38 basis point increase in the average loan yield and a 285 basis point increase in the average yield on investments, cash and cash equivalents and, to a lesser extent, higher average balance of loans, investments, and cash and cash equivalents.
Interest income on loans increased $1.2 million, or 11.4%, to $11.5 million for the three months ended September 30, 2023, compared to $10.3 million for the three months ended September 30, 2022. The average balance of total loans was $862.4 million for the three months ended September 30, 2023, compared to $833.2 million for the three months ended September 30, 2022, resulting from increased balances in all loan categories, except commercial and multifamily loans and floating home loans. The average yield on total loans was 5.29% for three months ended September 30, 2023, compared to 4.92% for the three months ended September 30, 2022. The average yield on total loans increased primarily due to variable rate loans adjusting to higher market interest rates and new loan originations at higher interest rates.
Interest income on investments and cash and cash equivalents increased $732 thousand, or 163.0%, to $1.2 million for the three months ended September 30, 2023, compared to $449 thousand for the three months ended September 30, 2022. The increase was due to higher average yields and, to a lesser extent, higher average balances. The average yield on investments and cash and cash equivalents increased to 4.86% for the three months ended September 30, 2023, compared to 2.01% for the three months ended September 30, 2022, as a result of the rising interest rate environment. The average balance of investments and cash and cash equivalents was $96.4 million for the three months ended September 30, 2023, compared to $88.8 million for the three months ended September 30, 2022. The increase in the average balance was due to higher average cash balances as deposits increased during the period at a faster pace than we were able to increase loans.
YTD 2023 vs. YTD 2022. Interest income increased $9.3 million, or 33.2%, to $37.3 million for the nine months ended September 30, 2023, from $28.0 million for the nine months ended September 30, 2022, primarily due to higher average loan balances, a 53 basis point increase in the average loan yield and a 365 basis point increase in the average yield earned on investments, cash and cash equivalents, partially offset by a lower average balance of investments, cash and cash equivalents.
Interest income on loans increased $7.3 million, or 27.1%, to $34.4 million for the nine months ended September 30, 2023, compared to $27.1 million for the nine months ended September 30, 2022, driven by higher average total loans and a 53 basis points increase in the average yield on loans. The average balance of total loans was $865.4 million for the nine months ended September 30, 2023, compared to $757.1 million for the nine months ended September 30, 2022, resulting from increased balances related to all loan categories, except commercial and multifamily loans and floating home loans. The average yield on total loans was 5.32% for the nine months ended September 30, 2023, compared to 4.79% for the nine months ended September 30, 2022. The average yield on total loans increased primarily due to variable rate loans adjusting to higher market interest rates and new loan originations at higher interest rates.
Interest income on investments and cash and cash equivalents increased $2.0 million, or 223.7%, to $2.8 million for the nine months ended September 30, 2023, compared to $876 thousand for the nine months ended September 30, 2022. The increase was due to higher average yields, partially offset by lower average balances. The average yield on investments and cash and cash equivalents increased 365 basis points to 4.51% for the nine months ended September 30, 2023, compared to 0.86% for the nine months ended September 30, 2022, as a result of the rising interest rate environment.
Interest Expense
Q3 2023 vs Q3 2022. Interest expense increased $3.3 million, or 283.2%, to $4.5 million for the three months ended September 30, 2023, from $1.2 million for the three months ended September 30, 2022. Interest expense on deposits increased $3.1 million, or 431.1%, to $3.9 million for the three months ended September 30, 2023, compared to $730 thousand for the same period a year ago. The increase was primarily the result of a $163.3 million increase in the average balance of certificate accounts, as well as higher average rates paid on all interest-bearing deposits, partially offset by a $91.6 million decrease in the average balance of interest-bearing deposits other than certificate accounts. The increase in the rate paid on certificate accounts contributed to a 149 basis point increase in the average cost of total deposits to 1.85% for the quarter ended September 30, 2023, from 0.36% for the quarter ended September 30, 2022.
Interest expense on borrowings, comprised solely of FHLB advances, was $473 thousand for the three months ended September 30, 2023, compared to $281 thousand for the three months ended September 30, 2022, primarily due to a 198 basis point increase in the average cost of FHLB advances to 4.38% for the quarter ended September 30, 2023, compared to 2.40% for the same quarter in 2022. Interest expense on subordinated notes was $168 thousand for both the three months ended September 30, 2023 and 2022.
YTD 2023 vs. YTD 2022. Interest expense increased $8.6 million, or 364.1%, to $11.0 million for the nine months ended September 30, 2023, from $2.4 million for the nine months ended September 30, 2022. Interest expense on deposits increased $7.4 million, or 470.7%, to $9.0 million for the nine months ended September 30, 2023, compared to $1.6 million for the nine months ended September 30, 2022. The increase was primarily the result of an increase in the average balance of certificate accounts, as well as higher average rates paid on all interest-bearing deposits, partially offset by a $108.8 million decrease in the average balance of interest-bearing deposits other than certificate accounts. The average cost of total deposits increased 119 basis points to 1.45% for the nine months ended September 30, 2023, from 0.26% for the nine months ended September 30, 2022.
Interest expense on borrowings, comprised solely of FHLB advances, was $1.5 million for the nine months ended September 30, 2023, compared to $293 thousand for the nine months ended September 30, 2022, reflecting the increased use of FHLB advances to supplement our liquidity needs. The cost of FHLB advances increased 211 basis points to 4.49% for the nine months ended September 30, 2023, compared to 2.38% for the same period in 2022. The average balance of FHLB advances was $45.3 million for the nine months ended September 30, 2023, compared to $16.5 million for the nine months ended September 30, 2022. Interest expense on subordinated notes was $504 thousand for both the nine months ended September 30, 2023 and 2022.

Net Interest Income.
Q3 2023 vs Q3 2022. Net interest income decreased $1.4 million, or 14.9%, to $8.2 million for the three months ended September 30, 2023, from $9.6 million for the three months ended September 30, 2022. Net interest margin was 3.38% and 4.13% for the three months ended September 30, 2023 and 2022, respectively. The decrease in net interest income primarily was the result of a higher average balance of and rate paid on interest-bearing liabilities, partially offset by a higher average balance of and yield earned on interest-earning assets. The decrease in net interest margin primarily was due to the higher interest expense on interest-bearing liabilities, driven by the increase in rates paid on interest-bearing liabilities and the higher average balances of certificates of deposits and borrowings, partially offset by higher interest income earned on interest-earning assets.
YTD 2023 vs. YTD 2022. Net interest income increased $676 thousand, or 2.6%, to $26.3 million for the nine months ended September 30, 2023, from $25.6 million for the nine months ended September 30, 2022. Net interest margin was 3.70% and 3.83% for the nine months ended September 30, 2023 and 2022, respectively. The increase in net interest income primarily resulted from higher average balances and yield earned on interest-earning assets, partially offset by an increase in the average balances of and rate paid on deposits and borrowings The decrease in net interest margin primarily was due to average interest rates paid on interest-bearing liabilities increasing at a faster pace than the average yields earned on interest-earning assets and an increase in average borrowings.
Since March 2022, in response to inflation, the Federal Open Market Committee of the Federal Reserve has increased the target range for the federal funds rate by 525 basis points, including 100 basis points during 2023, to a range of 5.25% to 5.50% as of September 30, 2023.
Provision for Credit Losses.
The following table reflects the components of the provision for (release of) credit losses during the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Provision for credit losses on loans	$224	$375	$227	$1,101
(Release of) provision for credit losses on unfunded loan commitments	(149)	(29)	(473)	(22)
Provision for (release of) credit losses	$75	$346	$(246)	$1,079
The change in the provision for (release of) credit losses for both periods in 2023 from the comparable periods in 2022 resulted primarily from changes in methodology used to reserve for credit losses. The Company adopted the CECL standard as of January 1, 2023. All amounts prior to January 1, 2023 were calculated using the previous incurred loss methodology to compute our allowance for loan losses, which is not directly comparable to the new current expected credit losses methodology. During the three months ended September 30, 2023, the provision for credit losses on loans resulted primarily from the increase in our loans held-for-portfolio and an additional adjustment to our forecast related to the interest rate environment. The release of credit losses on unfunded loan commitments related to construction advances funding and moving into the ACL - loans. The increase in construction advances in the loans held-for-portfolio balance were offset by declines in our commercial construction portfolio as projects were completed. During the nine months ended September 30, 2023, the provision for credit losses on loans primarily relates to the mix of the loan portfolio and improved credit quality, partially offset by the increase in the balance of the loan portfolio and adjustments applied to certain loan portfolios within our forecast related to interest rate risk. The release of credit losses on unfunded loan commitments occurred for the same reasons discussed above for the three months ended September 30, 2023. Under CECL, the provision for credit losses for the three and nine months ended September 30, 2023 reflects assumptions related to our forecast concerning the economic environment as a result of local, national and global events, including recent bank failures. In addition, expected loss estimates consider various factors, including customer-specific information, changes in risk ratings, projected delinquencies, and the impact of economic conditions on borrowers' ability to repay. Net charge-offs for the nine months ended September 30, 2023 totaled $148 thousand, compared to net recoveries of $82 thousand for the nine months ended September 30, 2022.
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

Noninterest Income.  Noninterest income increased $55 thousand, or 5.4%, to $1.1 million for the three months ended September 30, 2023, as compared to $1.0 million for the three months ended September 30, 2022, as reflected below (dollars in thousands):

	Three Months Ended September 30,		Amount Change	Percent Change
	2023	2022
Service charges and fee income	$700	$604	$96	15.9%
Earnings on BOLI	88	59	29	49.2
Mortgage servicing income	295	306	(11)	(3.6)
Fair value adjustment on mortgage servicing rights	(78)	9	(87)	(966.7)
Net gain on sale of loans	76	48	28	58.3
Total noninterest income	$1,081	$1,026	$55	5.4%
The increase in noninterest income during the three months ended September 30, 2023 compared to the same quarter in 2022 primarily was due to a $96 thousand increase in service charges and fee income primarily resulting from $70 thousand in miscellaneous income related to our co-branded credit card agreement with Mastercard, $29 thousand increase in earnings on BOLI, reflecting an increase in the cash surrender value due to fluctuating market rates, and a $28 thousand increase in net gain on sale of loans as a result of an increase in the rate earned on loans originated for sale, partially offset by a $87 thousand downward adjustment in the fair value of mortgage servicing rights and a decrease in mortgage servicing income due to the size of the servicing portfolio shrinking at a faster rate than we are replacing the loans due to the current interest rate environment. Loans sold during the quarter ended September 30, 2023, totaled $4.4 million, compared to $2.3 million during the quarter ended September 30, 2022.
Noninterest income increased $376 thousand, or 10.5%, to $3.9 million for the nine months ended September 30, 2023, as compared to $3.6 million for the nine months ended September 30, 2022, as reflected below (dollars in thousands):

	Nine Months Ended September 30,		Amount Change	Percent Change
	2023	2022
Service charges and fee income	$1,951	$1,749	$202	11.5%
Earnings on BOLI	957	45	912	2,026.7
Mortgage servicing income	891	939	(48)	(5.1)
Fair value adjustment on mortgage servicing rights	(123)	334	(457)	(136.8)
Net gain on sale of loans	264	497	(233)	(46.9)
Total noninterest income	$3,940	$3,564	$376	10.5%
The increase in noninterest income during the nine months ended September 30, 2023, compared to the same period in 2022 primarily was due to a $912 thousand increase in earnings on BOLI reflecting $567 thousand in earnings on death benefits paid under our BOLI policies and an increase in the cash surrender value due to recent price increases in the securities market and a $202 thousand increase in service fees and fee income which included $70 thousand in miscellaneous income related to an agreement with Mastercard and an insurance settlement received during the second quarter of 2023 on a prior OREO property. These increases were partially offset by a $457 thousand downward adjustment in the fair value of mortgage servicing rights, a $233 thousand decrease in net gain on sale of loans resulting from lower mortgage activity and a $48 thousand decline in mortgage servicing income for the same reasons discussed above for the three months ended September 30, 2023. Loans sold during the nine months ended September 30, 2023, totaled $14.7 million, compared to $17.4 million during the nine months ended September 30, 2022.

Noninterest Expense.  Noninterest expense increased $645 thousand, or 9.1%, to $7.7 million during the three months ended September 30, 2023, compared to $7.1 million during the three months ended September 30, 2022, as reflected below (dollars in thousands):

	Three Months Ended September 30,		Amount Change	Percent Change
	2023	2022
Salaries and benefits	$4,148	$4,044	$104	2.6%
Operations	1,625	1,610	15	0.9
Regulatory assessments	183	116	67	57.8
Occupancy	458	447	11	2.5
Data processing	1,296	848	448	52.8
Total noninterest expense	$7,710	$7,065	$645	9.1%

The increase in noninterest expense during the three months ended September 30, 2023 compared to the same quarter in 2022 was mainly attributable to an increase in data processing expense of $448 thousand reflecting $317 thousand in software costs related to new technology being implemented at the Bank and higher processing charges related to a higher volume of transactional activity. Salaries and benefits expensed increased $104 thousand reflecting higher wages and lower deferred compensation, partially offset by a decrease in incentive compensation as a result of fewer loans originated, changes to incentive compensation programs, including the addition of non-production performance requirements, and lower commission expense related to a decline in mortgage originations. Regulatory assessments rose due to an increase in our deposit insurance assessment rate and our increased asset size.
The efficiency ratio for the quarter ended September 30, 2023 was 83.36%, compared to 66.51% for the quarter ended September 30, 2022. The change in the efficiency ratio for the current quarter compared to the same quarter the prior year was primarily due to lower net interest income as a result of interest expense rising at a faster rate than the yield on interest-earning assets and an increase in noninterest expense.
Noninterest expense increased $2.1 million, or 10.4%, to $22.8 million during the nine months ended September 30, 2023, compared to $20.7 million during the nine months ended September 30, 2022, as reflected below (dollars in thousands):

	Nine Months Ended September 30,		Amount Change	Percent Change
	2023	2022
Salaries and benefits	$13,333	$12,181	$1,152	9.5%
Operations	4,557	4,345	212	4.9
Regulatory assessments	490	316	174	55.1
Occupancy	1,352	1,318	34	2.6
Data processing	3,077	2,518	559	22.2
Net loss on OREO and repossessed assets	13	—	13	(100.0)
Total noninterest expense	$22,822	$20,678	$2,144	10.4%
Salaries and benefits increased primarily due to higher wages, hiring for strategic initiatives, higher medical expenses and lower deferred compensation, partially offset by a decrease in incentive compensation and commission expense related to a decline in loan origination activity in 2023 as compared to the same period in 2022. Operations expense increased primarily due to increases in various accounts including legal fees, audit fees, state and local taxes, charitable contributions, office expenses and costs related to our deposit products, specifically debit card processing expenses, partially offset by lower marketing costs, professional fees and loan origination fees. Regulatory assessments rose due to an increase in our deposit insurance assessment rate and our increased asset size. Data processing expense increased due to $317 thousand in software costs related to new technology being implemented at the Bank and higher processing charges related to a higher volume of transactional activity. The net loss on OREO relates to the sale of a former OREO property that was charged off during the first quarter of 2023.
Income Tax Expense.  We incurred income tax expense of $295 thousand and $1.4 million for the three and nine months ended September 30, 2023, compared to $666 thousand and $1.5 million for the same periods in 2022, respectively. The effective tax rates for the three and nine months ended September 30, 2023 were 20.15% and 18.56%, respectively. The effective tax rates for the three and nine months ended September 30, 2022 were 20.73% and 20.68%, respectively. The effective tax rate for the nine months ended September 30, 2023 was lower than the same period the prior year as a result of nontaxable income related to the BOLI death benefit received during 2023.

Capital and Liquidity
The Management’s Discussion and Analysis in Item 7 of the Company’s 2022 Form 10-K contains an overview of Sound Financial Bancorp’s and the Bank’s liquidity management, sources of liquidity and cash flows. Although there have been no material changes in our liquidity management, sources of liquidity and cash flows since our 2022 Form 10-K, this discussion updates that disclosure for the nine months ended September 30, 2023.
Capital. Stockholders’ equity totaled $100.2 million at September 30, 2023 and $97.7 million at December 31, 2022. In addition to net income of $6.2 million, other sources of capital during the nine months ended September 30, 2023 primarily included $320 thousand in proceeds from stock option exercises. Uses of capital during the nine months ended September 30, 2023 primarily included $1.4 million of dividends paid on common stock and $1.4 million of stock repurchases. In addition, stockholders' equity was negatively impacted by the adoption of CECL in the first quarter of 2023, which as of January 1, 2023, resulted in an after-tax decrease to opening retained earnings of $1.1 million.
We paid regular quarterly dividends of $0.55 per common share during the nine months ended September 30, 2023 and regular quarterly dividends of $0.51 per common share and a special dividend of $0.10 per common share during the nine months ended September 30, 2022, which equates to a dividend payout ratio of 22.88% in the first nine months of 2023 and 27.05% in the first nine months of 2022. The Company expects to continue paying quarterly cash dividends on its common stock, subject to the Board of Directors' discretion to change this practice at any time and for any reason, without prior notice. Assuming continued payment of the regular quarterly cash dividend during the remainder of 2023 at the rate of $0.19 per share, which the Company announced in April 2023, our average total dividend paid each quarter would be approximately $488 thousand based on the number of outstanding shares as of September 30, 2023.
The dividends, if any, we pay may be limited as more fully discussed under “Business—How We Are Regulated—Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of the Company’s 2022 Form 10-K.
Stock Repurchase Programs. From time to time, our Board of Directors has authorized stock repurchase programs. In general, stock repurchases allow us to proactively manage our capital position and return excess capital to stockholders. Stock repurchases may also offset the dilutive effects of stock compensation awards. As of September 30, 2023, approximately $741 thousand of our common stock remained available for repurchase under our existing stock repurchase program. Purchases under the Company’s existing stock repurchase program may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as well as any constraints specified in any trading plan that may be adopted in accordance with SEC Rule 10b5-1. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The Company’s stock repurchase program does not obligate the Company to purchase any particular number of shares. For additional details on our stock repurchase program, see “Unregistered Sales of Equity Securities and Use of Proceeds” contained in Part II, Item 2 of this Form 10-Q.
Liquidity. Liquidity measures the ability to meet current and future cash flow needs. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The objective of our liquidity management is to manage cash flow and liquidity reserves so that they are adequate to fund our operations and to meet obligations and other commitments on a timely basis and at a reasonable cost. We seek to achieve this objective and ensure that funding needs are met by maintaining an appropriate level of liquid funds through asset/liability management, which includes managing the mix and time to maturity of financial assets and financial liabilities on our balance sheet. Our liquidity position is enhanced by our ability to raise additional funds as needed in the wholesale markets.
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

As of September 30, 2023, we had $112.0 million in cash and cash equivalents and available-for-sale investment securities, and $1.2 million in loans held-for-sale. At September 30, 2023, we had the ability to borrow $178.5 million in FHLB advances and access to additional borrowings of $17.5 million through the Federal Reserve's discount window, in each case subject to certain collateral requirements. We had $40.0 million in outstanding advances from the FHLB and none from the Federal Reserve at September 30, 2023. We also had a $20.0 million credit facility with Pacific Coast Banker’s Bank available, with no balance outstanding at September 30, 2023. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible. As of September 30, 2023, management was not aware of any events reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us. For additional details, see “Note 8—Borrowings, FHLB Stock and Subordinated Notes” in the Notes to Condensed Consolidated Financial Statements contained in "Item 1. Financial Statements" of this Form 10-Q.
In the ordinary course of business, we enter into contractual obligations and other commitments to make future payments. Refer to the accompanying Notes to Condensed Consolidated Financial Statements elsewhere in this report for the expected timing of such payments as of September 30, 2023. These include payments related to (i) long-term borrowings (Note 8—Borrowings, FHLB Stock and Subordinated Notes) and (ii) operating leases (Note 11—Leases). See the discussion below for commitments to extend credit and standby letters of credit.
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
At September 30, 2023 and December 31, 2022, financial instrument contract amounts representing credit risk were as follows (in thousands):

	September 30, 2023	December 31, 2022
Residential mortgage commitments	$5,081	$3,184
Unfunded construction commitments	35,036	65,072
Unused lines of credit	26,477	32,793
Irrevocable letters of credit	277	275
Total loan commitments	$66,871	$101,324
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
Sound Financial Bancorp is a holding company and does not conduct operations; its sources of liquidity are generally dividends up-streamed from Sound Community Bank, interest on investment securities, if any, and borrowings from outside sources. Banking regulations may limit the dividends that may be paid to Sound Financial Bancorp by Sound Community Bank. See “Business — How We Are Regulated — Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of the Company’s 2022 Form 10-K. At September 30, 2023 Sound Financial Bancorp, on an unconsolidated basis, had $433 thousand in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.
See also the “Condensed Consolidated Statements of Cash Flows” included in “Item 1. Financial Statements and Supplementary Data” of this Form 10-Q, for further information.

Regulatory Capital
Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action (“PCA”). Qualifying institutions that elect to use the Community Bank Leverage Ratio, or CBLR, framework, such as the Bank and the Company, that maintain the required minimum leverage ratio will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies’ PCA framework. As of September 30, 2023, the Bank and Company’s CBLR was 11.23% and 10.05%, respectively, which exceeded the minimum requirement of 9%.
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
Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”), as of September 30, 2023, was carried out under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, and several other members of the Company’s senior management. The Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Company’s principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
(b)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(a)    Not applicable.
(b)Not applicable.
(c)The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended September 30, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
July 1, 2023 - July 31, 2023	2,280	$36.24	2,280	$891,146
August 1, 2023 - August 31, 2023	2,494	$37.45	2,494	797,749
September 1, 2023 - September 30, 2023	1,395	$37.14	1,395	745,942
Total	6,169	$36.93	6,169	$745,942
(1)Dollar amount excludes commissions paid.

On July 25, 2023, the Company announced that its Board of Directors approved an extension of the Company’s existing stock repurchase program, which was set to expire on July 31, 2023, until January 31, 2024. Under the existing stock repurchase program, the Company is authorized to repurchase up to $4.0 million of its outstanding shares of common stock (of which approximately $741 thousand remained available as of September 30, 2023) from time to time in the open market, based on prevailing market prices, or in privately negotiated transactions. The actual timing, number and value of shares repurchased under the stock repurchase program will depend on a number of factors, including constraints specified in any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 and limitations imposed on repurchases made pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, price, general business and market conditions, and alternative investment opportunities.

Item 3    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
(a)    Not applicable.
(b)    Not applicable.
(c)    Trading Plans. During the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following financial statements from the Sound Financial Bancorp, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of equity (v) condensed consolidated statements of cash flows and (vi) the notes to condensed consolidated financial statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: November 13, 2023	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President/Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wes Ochs
Wes Ochs
Executive Vice President/Chief Strategy Officer and Chief Financial Officer
(Principal Financial Officer)