Form 10-K
period 2023-12-31
Sound Financial Bancorp, Inc.
filed 2024-03-22
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $50.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of March 15, 2024, there were 2,558,546 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K – Portions of the Registrant's Proxy Statement for its 2024 Annual Meeting of Stockholders. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SOUND FINANCIAL BANCORP, INC.
FORM 10-K

PART I

Item 1.    Business
Special Note Regarding Forward-Looking Statements
Certain matters discussed in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact but are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions, or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:
•potential adverse impacts to economic conditions in the Company's local market areas, other markets where the Company has lending relationships, or other aspects of the Company's business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation or deflation, a potential recession or slowed economic growth;
•changes in the interest rate environment, including the recent increases in the Board of Governors of the Federal Reserve System (the “Federal Reserve”) benchmark rate and duration at which such increased rate levels are maintained, which could adversely affect our revenues and expenses, the values of our assets and obligations, and the availability and cost of capital and liquidity;
•the impact of continuing high inflation;
•the effects of any federal government shutdown;
•changes in consumer spending, borrowing and savings habits;
•the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of our allowance for credit losses (“ACL”);
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
•fluctuations in interest rates;
•results of examinations of Sound Financial Bancorp and Sound Community Bank by their regulators, including the possibility that the regulators may, among other things, require us to increase our ACL or to write-down assets, change Sound Community Bank's regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;
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
•disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;
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
Sound Community Bank's deposits are insured up to applicable limits by the FDIC. At December 31, 2023, Sound Financial Bancorp had total consolidated assets of $995.2 million, including $894.5 million of loans held-for-portfolio, deposits of $826.5 million and stockholders' equity of $100.7 million. The common stock of Sound Financial Bancorp is listed on The NASDAQ Capital Market under the symbol "SFBC." Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121 and our telephone number is 206-448-0884.
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

Market Area
We operate in the Seattle Metropolitan Statistical Area (“MSA”), which includes King County (which includes the city of Seattle), Pierce County and Snohomish County in the Puget Sound region. We also operate in Clallam and Jefferson Counties on the North Olympic Peninsula of Washington. We serve these markets through our headquarters in Seattle and eight branch offices, four located in the Seattle MSA, three in Clallam County and one in Jefferson County. We also have a loan production office in the Madison Park neighborhood of Seattle. Based on the most recent branch deposit data provided by the FDIC, our share of deposits was approximately 0.15% in King County, 0.47% in Pierce County and 0.42% in Snohomish County. In Clallam and Jefferson Counties, we have approximately 16.55% and 5.66%, respectively, of the deposits in those markets. See “—Competition.”
Our market area includes a diverse population of management, professional and sales personnel, office employees, health care workers, software and technology workers, manufacturing and transportation workers, service industry workers and government employees, as well as retired and self-employed individuals. The population has a skilled work force with a wide range of education levels and ethnic backgrounds. Major employment sectors in our market area include information and communications technology, financial services, aerospace, military, manufacturing, maritime, biotechnology, education, health and social services, retail trades, transportation and professional services. Significant employers headquartered in our market area include Microsoft, Amazon.com, Starbucks, University of Washington, Providence Health, Costco, Boeing, Nordstrom, Alaska Air Group, Weyerhaeuser and the U.S. Joint Base Lewis-McChord.
Economic conditions in our markets and the broader U.S. have been negatively impacted by inflation and the rising interest rate environment, partially offset by the continued trend of low unemployment rates. Recent trends in housing prices in our market areas reflect the impact rising interest rates have had on housing prices. For December 2023, the preliminary Seattle MSA reported an unemployment rate of 3.6%, compared to the national average of 3.7%, according to the latest available information from the Bureau of Labor Statistics. Home prices in our markets decreased over the past year. Based on information from Case-Shiller, the average home price in the Seattle MSA increased 3.0% in 2023.
King County has the largest population of any county in the state of Washington with approximately 2.3 million residents and a median household income of approximately $116 thousand. Based on information from the Northwest Multiple Listing Service (“MLS”), the median home sales price in King County in December 2023 was $795 thousand, a 2% decrease from December 2022's median home sales price of $815 thousand.
Pierce County has approximately 919 thousand residents and a median household income of approximately $93 thousand. Based on information from the MLS, the median home sales price in Pierce County in December 2023 was $525 thousand, a 4% decrease from December 2022's median home sales price of $545 thousand.
Snohomish County has approximately 828 thousand residents and a median household income of approximately $101 thousand. Based on information from the MLS, the median home sales price in Snohomish County at December 2023 was $700 thousand, a 4% decrease from December 2022's median home sales price of $730 thousand.
Clallam County, with a population of approximately 77 thousand, has a median household income of approximately $67 thousand. The economy of Clallam County is primarily medical, retail and construction. The Sequim Dungeness Valley continues to be a growing retirement location. Based on information from the MLS, the median home sales price in Clallam County in December 2023 was $455 thousand, a 2% increase from December 2022's median home sales price of $446 thousand.
Jefferson County, with a population of approximately 33 thousand, has a median household income of approximately $69 thousand. Based on information from the MLS, the average home sales price in Jefferson County in December 2023 was $625 thousand, a 3% increase from December 2022's median home sales price of $608 thousand.

Lending Activities
The following table presents information concerning the composition of our loan portfolio, excluding loans held-for-sale, by the type of loan as of the dates indicated (dollars in thousands):

	December 31,
	2023		2022
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family	$279,448	31.2%	$274,638	31.6%
Home equity	23,073	2.6	19,548	2.3
Commercial and multifamily	315,280	35.2	313,358	36.1
Construction and land	126,758	14.1	116,878	13.5
Total real estate loans	744,559	83.1	724,422	83.5
Consumer loans:
Manufactured homes	36,193	4.0	26,953	3.1
Floating homes	75,108	8.4	74,443	8.6
Other consumer	19,612	2.2	17,923	2.1
Total consumer loans	130,913	14.6	119,319	13.8
Commercial business loans	20,688	2.3	23,815	2.7
Total loans	896,160	100.0%	867,556	100.0%
Less:
Premiums	829		973
Deferred fees and discounts	(2,511)		(2,548)
Allowance for credit losses on loans	(8,760)		(7,599)
Total loans, net	$885,718		$858,382

The following table shows the composition of our loan portfolio in dollar amounts and in percentages by fixed and adjustable-rate loans as of the dates indicated (dollars in thousands):

	December 31,
	2023		2022
	Amount	Percent	Amount	Percent
Fixed-rate loans:
Real estate loans:
One-to-four family	$176,291	19.7%	$181,615	20.9%
Home equity	9,941	1.1	7,580	0.9
Commercial and multifamily	98,827	11.0	101,566	11.7
Construction and land	55,976	6.3	29,260	3.4
Total real estate loans	341,035	38.1	320,021	36.9
Consumer loans:
Manufactured homes	36,193	4.0	26,953	3.1
Floating homes	60,906	6.8	66,336	7.6
Other consumer	19,283	2.2	17,603	2.0
Total consumer loans	116,382	13.0	110,892	12.8
Commercial business loans	10,253	1.1	8,631	1.0
Total fixed-rate loans	467,670	52.2	439,544	50.7
Adjustable-rate loans:
Real estate loans:
One-to-four family	103,157	11.5	93,023	10.7
Home equity	13,132	1.5	11,968	1.4
Commercial and multifamily	216,453	24.2	211,792	24.4
Construction and land	70,782	7.9	87,618	10.1
Total real estate loans	403,524	45.0	404,401	46.6
Consumer loans:
Floating homes	14,202	1.6	8,107	0.9
Other consumer	329	—	320	—
Total consumer loans	14,531	1.6	8,427	1.0
Commercial business loans	10,435	1.2	15,184	1.8
Total adjustable-rate loans	428,490	47.8	428,012	49.3
Total loans	896,160	100.0%	867,556	100.0%
Less:
Premiums	829		973
Deferred fees and discounts	(2,511)		(2,548)
Allowance for credit losses on loans	(8,760)		(7,599)
Total loans, net	$885,718		$858,382

At December 31, 2023 and 2022, we had floating or variable rate loans totaling $428.5 million and $428.0 million, respectively. At December 31, 2023, a total of $296.1 million of our floating or variable rate loans had interest rate floors below which the loan's contractual interest rate may not adjust, of which $147.7 million were at their floors.

Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2023, regarding the amount of total loans in our portfolio based on their contractual terms to maturity (in thousands). The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total

Real estate loans:
One-to-four family	$4,544	$13,952	$18,282	$242,670	$279,448
Home equity	388	715	3,304	18,666	23,073
Commercial and multifamily	28,127	66,840	198,432	21,881	315,280
Construction and land	86,503	11,142	28,848	265	126,758
Total real estate loans	119,562	92,649	248,866	283,482	744,559
Consumer loans:
Manufactured homes	13	422	10,341	25,417	36,193
Floating homes	—	8,096	5,948	61,064	75,108
Other consumer	603	11,600	2,696	4,713	19,612
Total consumer loans	616	20,118	18,985	91,194	130,913
Commercial business loans	7,528	11,178	1,982	—	20,688
Total	$127,706	$123,945	$269,833	$374,676	$896,160
The following table sets forth the amount of total loans due after December 31, 2024, with fixed or adjustable interest rates (in thousands).

	Fixed-Rate	Adjustable-Rate	Total

Real estate loans:
One-to-four family	$171,753	$103,151	$274,904
Home equity	9,553	13,132	22,685
Commercial and multifamily	73,409	213,744	287,153
Construction and land	12,738	27,517	40,255
Total real estate loans	267,453	357,544	624,997
Consumer loans:
Manufactured homes	36,180	—	36,180
Floating homes	60,906	14,202	75,108
Other consumer	18,692	317	19,009
Total consumer loans	115,778	14,519	130,297
Commercial business loans	5,722	7,438	13,160
Total	$388,953	$379,501	$768,454

Lending Authority. Our President and Chief Executive Officer (“CEO”) may approve unsecured loans up to $1.0 million and all types of secured loans up to 30% of our legal lending limit, or approximately $7.3 million at December 31, 2023. Our Senior Vice President and Chief Credit Officer (“CCO”) may approve unsecured loans up to $400,000 and secured loans up to 15% of our legal lending limit, or approximately $3.7 million at December 31, 2023. The Chief Banking Offer may approve unsecured loans up to $50,000 and all types of secured loans up to approximately $1.5 million at December 31, 2023. The Chief Financial/Strategy Officer may approve unsecured loans up to $400,000 and all types of secured loans up to approximately $2.5 million at December 31, 2023. Any loans over the CEO’s lending authority or loans significantly outside our general underwriting guidelines must be approved by the Management Loan Committee and approved loans are subsequently reviewed by the Board of Directors Loan Committee, consisting of four independent directors, and the CEO. Lending authority is also granted to certain other lending staff at lower amounts.
Largest Borrowing Relationships. At December 31, 2023, the maximum amount under federal law that we could lend to any one borrower and the borrower's related entities was approximately $24.5 million. Our five largest relationships (including unused commitments) totaled $93.3 million in the aggregate, or 10.4% of our $896.2 million total loan portfolio, at December 31, 2023. At December 31, 2023, the largest lending relationship totaled $22.8 million and consisted of six loans to four businesses totaling $22.7 million , of which $11.4 million remained unfunded at December 31, 2023, and two loans to a business totaling $106 thousand, of which $48 thousand remains unfunded. The second largest relationship totaled $18.6 million and consisted of two loans to a business, a construction loan totaling $16.7 million, of which $4.2 million remained unfunded at December 31, 2023, and a $1.9 million commercial real estate loan. The third largest relationship totaled $18.2 million and consisted of one construction and land loan, of which $3.4 million remained unfunded at December 31, 2023, secured by a multifamily real estate property being renovated. The fourth largest relationship totaled $17.4 million and consisted of three loans to a business totaling $11.3 million collateralized by multifamily and commercial real estate, and two loans to a business with related guarantors totaling $6.1 million , both collateralized by multifamily real estate. The fifth largest borrowing relationship totaled $16.3 million, and consisted of one construction loan, of which $2.3 million remained unfunded at December 31, 2023. At December 31, 2023, we had 14 additional lending relationships in excess of $6.9 million each, totaling $144.3 million. All of the foregoing loans were performing in accordance with their repayment terms at December 31, 2023.
One-to-Four Family Real Estate Lending. One of our primary lending activities is the origination of loans secured by first mortgages on one-to-four family residences, substantially all of which are secured by properties located in our geographic lending area. We originate both fixed-rate and adjustable-rate loans. Since 2019, we identified demand in the marketplace for one-to-four family, residential fixed-rate mortgage loans, especially jumbo loans (generally loans above the conforming Fannie Mae limits of $726,200 or $977,500, depending on location within our market area). During 2023, our fixed-rate, one-to-four family loan originations decreased $47.1 million, or 56.6%, to $36.0 million compared to $83.1 million in 2022, while one-to-four family adjustable-rate loan originations decreased $25.4 million, or 59.8% to $17.1 million compared to $42.5 million in 2022. The decreased originations in both fixed and adjustable-rate residential loans can be attributed to a combination of factors, including the high interest rate environment, economic uncertainty, and the limited housing supply and elevated housing prices in our market area. At December 31, 2023, our average adjustable-rate, one-to-four family residential loan was $657 thousand.
Most of our loans are underwritten using generally accepted secondary market underwriting guidelines. A portion of the one-to-four family loans we originate are retained in our portfolio and the remaining loans are sold into the secondary market to Fannie Mae or other private investors. Loans that are sold into the secondary market to Fannie Mae are generally sold with the servicing retained to maintain the client relationship and to generate noninterest income. We also originate a small portion of government guaranteed and jumbo loans for sale servicing released to certain correspondent purchasers. The sale of mortgage loans provides a source of non-interest income through the gain on sale, reduces our interest-rate risk, provides a stream of servicing income, enhances liquidity and enables us to originate more loans at our current capital level than if we held the loans in our loan portfolio. At December 31, 2023, one-to-four family residential mortgage loans (excluding loans held-for-sale) totaled $279.4 million, or 31.2%, of our gross loan portfolio, of which $176.3 million were fixed-rate loans and $103.2 million were adjustable-rate loans, compared to $274.6 million (excluding loans held-for-sale), or 31.6% of our gross loan portfolio at December 31, 2022, of which $181.6 million were fixed-rate loans and $93.0 million were adjustable-rate loans.
Substantially all of the one-to-four family residential mortgage loans we retain in our portfolio consist of loans that do not satisfy acreage limits, income, credit, conforming loan limits (i.e., jumbo mortgages) or various other requirements imposed by Fannie Mae or private investors. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Fannie Mae credit requirements because of personal and financial reasons (i.e., bankruptcy, length of time employed, etc.), and other aspects, which do not conform to Fannie Mae’s guidelines. Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy the needs of borrowers in our market area. As a result, subject to market conditions, we intend to continue to originate these types of loans. We also retain jumbo loans, which exceed the conforming loan limits and therefore, are not eligible to be purchased by Fannie Mae. At December 31, 2023, $167.2 million or 59.8% of our one-to-four family loan portfolio consisted of jumbo loans.
We generally underwrite our one-to-four family loans based on the applicant’s employment and credit history and the appraised value of the subject property. We generally lend up to 80% of the lesser of the appraised value or purchase price for one-to-four family first mortgage loans and nonowner-occupied first mortgage loans. For first mortgage loans with a loan-to-value ratio in excess of 80%, we may require private mortgage insurance or other credit enhancement to help mitigate credit risk. Properties securing our one-to-four family loans are typically appraised by independent fee appraisers who are selected in accordance with criteria approved by the Loan Committee. For loans that are less than $250 thousand, we may use an automated valuation model, in lieu of an appraisal. We require title insurance policies on all first mortgage real estate loans originated. Homeowners, liability, fire and, if required, flood insurance policies are also required for one-to-four family loans. Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. The average balance of our one-to-four family residential loans was approximately $472 thousand at December 31, 2023.
Fixed-rate loans secured by one-to-four family residences have contractual maturities of up to 30 years. All these loans are fully amortizing, with payments due monthly. At December 31, 2023, our portfolio of fixed-rate loans also included $302 thousand of one-to-four family loans with a five-year call option.
Adjustable-rate loans are offered with annual adjustments and lifetime rate caps that vary based on the product, generally with a maximum annual rate change of 2.0% and a maximum overall rate change of 6.0%. We generally use the 30-day secured overnight financing rate (“SOFR”) to re-price our adjustable-rate loans; however, $10.9 million of our adjustable-rate loans are loans to employees and directors that re-price annually based on a margin of 1%-1.50% over our average 12-month cost of funds. Due to the utilization of annual adjustments and lifetime caps, the interest rates on adjustable-rate loans may not be as rate sensitive as our cost of funds. Furthermore, because loan indices may not respond perfectly to changes in market interest rates, upward adjustments on loans may occur more slowly than increases in our cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates. Because of these characteristics, future yields on adjustable-rate loans may not be sufficient to offset increases in our cost of funds.
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
At December 31, 2023, $28.8 million, or 10.3% of our one-to-four family residential portfolio consisted of nonowner-occupied loans, compared to $30.9 million, or 11.3% of our one-to-four family residential portfolio at December 31, 2022. At December 31, 2023, our average nonowner-occupied residential loan had a balance of $123 thousand. Loans secured by rental properties represent potentially higher risk. As a result, we adhere to more stringent underwriting guidelines which may include, but are not limited to, annual financial statements, a budget factoring in a rental income, cash flow analysis of the borrower as well as the net operating income of the property, information concerning the borrower’s expertise, credit history and profitability, and the value of the underlying property. In addition, these loans are generally secured by a first mortgage on the underlying collateral property along with an assignment of rents and leases. Of primary concern in nonowner-occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties may depend primarily on the tenants’ continuing ability to pay rent to the property owner, the character of the borrower or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, successful operation and management of nonowner-occupied properties, including property maintenance standards, may affect repayment. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the borrower has multiple rental property loans with us, the loans are typically not cross collateralized.
In 2016, we introduced a loan program aimed at assisting individuals in acquiring a new residence before selling their existing one. This program enables borrowers to leverage the equity in their current residence for the purchase of a new one. Typically, the loan or loans for the new residence are originated at amounts exceeding $1.0 million and are secured by the borrower’s existing and/or new residences. The maximum combined loan-to-value ratio allowed is up to 80%. Repayment is structured to occur upon the earlier of the sale of the current residence or the loan maturity date, which is typically up to 12 months. Upon the sale of the borrower's current residence, there is an option for the borrower to refinance the new residence using our traditional jumbo mortgage loan underwriting guidelines. During 2023, we originated $12.6 million of loans under this program, compared to $6.9 million in 2022. At December 31, 2023, we had $5.7 million of these interest-only residential loans in our one-to-four family residential mortgage loan portfolio.

The primary focus of our underwriting guidelines for interest-only residential loans is on the value of the collateral rather than the ability of the borrower to repay the loan. This approach exposes us to an increased risk of loss due to the larger loan balance and the inability to sell these loans to Fannie Mae, similar to the risks associated with jumbo one-to-four family residential loans. In addition, a decline in residential real estate values resulting from a downturn in the Washington housing market may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans.
Home Equity Lending. We originate home equity loans that consist of fixed-rate, fully-amortizing loans and variable-rate lines of credit. We typically originate home equity loans in amounts of up to 90% of the value of the collateral, minus any senior liens on the property; however, prior to 2010 we originated home equity loans in amounts of up to 100% of the value of the collateral, minus any senior liens on the property. Home equity lines of credit are typically originated for up to $250,000 with an adjustable rate of interest, based on the one-year Treasury Bill rate or the Wall Street Journal Prime rate, plus a margin. Home equity lines of credit generally have a three-, five-, ten- or 12-year draw period, during which time the funds may be paid down and redrawn up to the committed amount. Once the draw period has lapsed, the payment is amortized over either a 12-, 15-, 19- or 21-year period based on the loan balance at that time. We charge a $50 annual fee on each home equity line of credit and require monthly interest-only payments on the entire amount drawn during the draw period. Certain home equity line of credit products allow an amount up to the credit limit to be converted to up to three installment loans at a fixed rate prior to the lapse of the draw period. The option to convert a portion of a home equity line of credit into fixed-rate installment loans prior to the end of the draw period offers borrowers valuable financial flexibility, stability, and tailored financing options, enhancing the overall appeal and usefulness of the home equity product. At December 31, 2023, home equity loans totaled $23.1 million, or 2.6% of our total loan portfolio, compared to $19.5 million, or 2.3% of our total loan portfolio at December 31, 2022. Adjustable-rate home equity lines of credit at December 31, 2023 totaled $13.1 million, or 1.5% of our total loan portfolio, compared to $12.0 million, or 1.4% of our total loan portfolio at December 31, 2022. At December 31, 2023, unfunded commitments on home equity lines of credit totaled $16.5 million.
Our fixed-rate home equity loans generally have terms of up to 20 years and are fully amortizing. At December 31, 2023, fixed-rate home equity loans totaled $9.9 million, or 1.1% of our gross loan portfolio, compared to $7.6 million, or 0.9% of our total loan portfolio at December 31, 2022.
Commercial and Multifamily Real Estate Lending. We offer a variety of commercial and multifamily real estate loans. Most of these loans are secured by owner-occupied and nonowner-occupied commercial income producing properties, apartment buildings, warehouses, office buildings, gas station/convenience stores and mobile home parks located in our market area. At December 31, 2023, commercial and multifamily real estate loans totaled $315.3 million, or 35.2% of our total loan portfolio, compared to $313.4 million, or 36.1% of our total loan portfolio at December 31, 2022.
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
Loans secured by commercial and multifamily real estate are generally underwritten based on the net operating income of the property, quality and location of the real estate, the credit history and financial strength of the borrower and the quality of management involved with the property. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt plus an additional coverage requirement. We generally impose a minimum debt service coverage ratio of 1.20 for originated loans secured by income producing commercial properties. If the borrower is not an individual, we typically require the personal guaranties of the principal owners of the borrowing entity. We also generally require an assignment of rents to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing commercial and multifamily real estate loans are performed by independent state certified licensed fee appraisers. To monitor the adequacy of cash flows on income-producing properties, the borrower is required to provide annual financial information. We also from time to time acquire participation interests in commercial and multifamily real estate loans originated by other financial institutions secured by properties located in our market area.
Historically, loans secured by commercial and multifamily properties generally present different credit risks than one-to-four family properties. These loans typically involve larger balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial and multifamily properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. Repayments of loans secured by nonowner-occupied properties depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired. Commercial and multifamily real estate loans also expose a lender to greater credit risk than loans secured by one-to-four family because the collateral securing these loans typically cannot be sold as easily as one-to-four family collateral. In addition, most of our commercial and multifamily real estate loans are not fully amortizing and include balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. The largest single commercial and multifamily real estate loan at December 31, 2023, totaled $11.5 million and was collateralized by a storage facility. At December 31, 2023, this loan was performing in accordance with its repayment terms.
The following table provides information on commercial and multifamily real estate loans by type at December 31, 2023 and 2022 (dollars in thousands):

	December 31,
	2023		2022
	Amount	Percent	Amount	Percent
Multifamily residential	$107,486	34.1%	$100,298	32.0%
Owner-occupied commercial real estate retail	9,905	3.1	7,799	2.5
Owner-occupied commercial real estate office buildings	33,583	10.7	16,893	5.4
Owner-occupied commercial real estate other (1)	6,557	2.1	23,629	7.5
Non-owner occupied commercial real estate retail	19,366	6.1	12,012	3.8
Non-owner occupied commercial real estate office buildings	4,775	1.5	8,149	2.6
Non-owner occupied commercial real estate other (1)	56,630	18.0	111,549	35.6
Warehouses	58,544	18.6	12,742	4.1
Gas station/Convenience store	11,237	3.6	12,198	3.9
Mobile Home Parks	4,759	1.5	4,598	1.5
Government guaranteed	2,438	0.8	3,491	1.1
Total	$315,280	100.0%	$313,358	100.0%
(1)Other commercial real estate loans include schools, churches, storage facilities, restaurants, etc.
Construction and Land Lending. We originate construction loans secured by single-family residences and commercial and multifamily real estate. We also originate land acquisition and development loans, which are secured by raw land or developed lots on which the borrower intends to build a residence, or a commercial or multifamily property. At December 31, 2023, our construction and land loans totaled $126.8 million, or 14.1% of our total loan portfolio, compared to $116.9 million, or 13.5% of our total loan portfolio at December 31, 2022. At December 31, 2023, unfunded construction loan commitments totaled $34.7 million.

Construction loans to individuals and contractors for the construction of personal residences, including speculative residential construction, totaled $26.1 million, or 20.6%, of our construction and land portfolio at December 31, 2023. In addition to custom home construction loans to individuals, we originate loans that are termed “speculative,” which are those loans where the builder does not have, at the time of loan origination, a signed contract with a buyer for the home or lot but has a commitment for permanent financing with either us or another lender. At December 31, 2023, construction loans to contractors for homes that were considered speculative totaled $17.6 million, or 13.9%, of our construction and land loan portfolio. The composition of, and location of underlying collateral securing, our construction and land loan portfolio, excluding loan commitments, at December 31, 2023 and 2022 was as follows (in thousands):

	December 31,
	2023	2022
Commercial and multifamily construction	$78,366	$85,747
Speculative residential construction	17,625	8,095
Land acquisition and development and lot loans	19,363	15,642
Residential lot loans	2,960	187
Residential construction	8,444	7,206
Total	$126,758	$116,877
Our residential construction loans generally provide for the payment of interest only during the construction phase, which is typically 12 to 18 months. At the end of the construction phase, the construction loan generally either converts to a longer-term mortgage loan or is paid off with a permanent loan from another lender. Residential construction loans are made up to the lesser of a maximum loan-to-value ratio of 100% of cost or 80% of appraised value at completion; however, we generally do not originate construction loans which exceed these limits without some form of credit enhancement to mitigate the higher loan to value.
At December 31, 2023, our largest residential construction loan commitment was for $2.2 million, $1.1 million of which had been disbursed. This loan was performing according to its repayment terms at December 31, 2023. The average outstanding residential construction loan balance was approximately $497 thousand at December 31, 2023. Before making a commitment to fund a construction loan, we require an appraisal of the subject property by an independent approved appraiser. During the construction phase, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Loan proceeds are disbursed after inspection based on the percentage of completion method. We require general liability, builder's risk hazard insurance, title insurance, and flood insurance, for properties located in or to be built in a designated flood hazard area, on all construction loans.
We also originate developed lot and raw land loans to individuals intending to construct a residence in the future on the property. We will generally originate these loans in an amount up to 75% of the lower of the purchase price or appraisal. These lot and land loans are secured by a first lien on the property and have a fixed rate of interest with a maximum amortization of 20 years.
We make land acquisition and development loans to experienced builders or residential lot developers in our market area. The maximum loan-to-value limit applicable to these loans is generally 75% of the appraised market value upon completion of the project. We may not require cash equity from the borrower if there is sufficient equity in the land being used as collateral. Development plans are required prior to making the loan. Our loan officers visit the proposed site of the development and the sites of competing developments. We require that developers maintain adequate insurance coverage. Land acquisition and development loans generally are originated with a loan term up to 24 months, have adjustable rates of interest based on the Wall Street Journal Prime Rate or the three- or five-year rate charged by the Federal Home Loan Bank ("FHLB") of Des Moines and require interest-only payment during the term of the loan. Land acquisition and development loan proceeds are disbursed periodically in increments as construction progresses and as an inspection by our approved inspector warrants. We require these loans to be paid on an accelerated basis as the lots are sold, so that we are repaid before all the lots are sold. At December 31, 2023, land acquisition and development and lot loans totaled $19.4 million, or 15.3% of our construction and land portfolio.
We also offer commercial and multifamily construction loans. These loans are underwritten as interest only with financing typically up to 24 months under terms similar to our residential construction loans. Commercial and multifamily construction loans are made up to the lesser of a maximum loan-to-value ratio of 100% of cost or 80% of appraised value at completion. Most of our commercial and multifamily construction loans provide for disbursement of loan funds during the construction period and conversion to a permanent loan when the construction is complete and either tenant lease-up provisions or prescribed debt service coverage ratios are met. At December 31, 2023, commercial and multifamily construction loans totaled

$78.4 million or 61.8% of our construction and land portfolio, compared to $85.7 million, or 73.4% of our construction and land portfolio at December 31, 2022. The three largest commercial and multifamily construction loans at December 31, 2023 included a $14.8 million loan secured by the renovation of a multifamily real estate property, an $14.0 million loan secured by construction of a multifamily real estate property and a $12.9 million loan secured by a construction of a multifamily real estate, located in Pierce and King Counties, Washington. At December 31, 2023, all these loans were performing in accordance with their repayment terms.
Our construction and land development loans are structured based on estimates of costs relative to the anticipated values of completed projects. Construction and land lending entail higher risks compared to permanent residential lending as funds are disbursed against the project’s collateral based on estimated costs, which are expected to yield future value upon completion. Due to uncertainties inherent in estimating construction costs, market values of completed projects, and the impact of governmental regulations on real property, accurately evaluating the total funds required to complete a project and the completed project loan-to-value ratio can be challenging. Actual results may significantly differ from estimates due to changes in demand, unexpected building costs, and other factors.
This type of lending often involves higher loan principal amounts and may be concentrated with a small number of builders. A downturn in housing or the real estate market could escalate loan delinquencies, defaults, and foreclosures, adversely affecting the value of our collateral and our ability to sell it upon foreclosure. Some builders have multiple loans outstanding with us, including residential mortgage loans for rental properties exposing us to a greater risk if an adverse development occurs in one credit relationship.
During the term of most construction loans, no borrower payment is required as accumulated interest is added to the loan principal through an interest reserve. Consequently, the success of these loans relies heavily on the project’s ultimate outcome and the borrower’s ability to sell or lease the property or secure permanent take-out financing. If our appraisal of the completed project’s value proves overstated, we may lack sufficient security for the loan repayment, leading to potential losses.
Construction loans necessitate active monitoring of the building process, including cost comparisons and on-site inspections, making them more challenging and costly to oversee. Increases in market interest rates can disproportionately impact construction loans by rapidly escalating end purchasers’ borrowing costs, potentially reducing overall project demand. Selling properties under construction can be challenging, requiring completion for successful sales, complicating the resolution of problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction. In the case of speculative construction loans, identifying an end purchaser for the finished project is an added risk.
Land loans pose risks due to the lack of income from the property and the potential illiquid nature of the collateral. These risks can be significantly influenced by supply and demand conditions. A downturn in housing or the real estate market may elevate loan delinquencies, defaults, and foreclosures, impairing collateral value and our ability to sell the collateral upon foreclosure.
Commercial Business Lending. At December 31, 2023, commercial business loans totaled $20.7 million, or 2.3% of our total loan portfolio, compared to $23.8 million, or 2.7% of our total loan portfolio at December 31, 2022. Substantially all our commercial business loans have been to borrowers in our market area. Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance commercial vehicles and equipment and loans secured by accounts receivable and/or inventory. Our commercial business lending policy includes an analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis. We generally require personal guarantees on both our secured and unsecured commercial business loans. Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage and commercial real estate loans. At December 31, 2023, approximately $1.5 million of our commercial business loans were unsecured.
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
Consumer Lending. We offer a variety of secured and unsecured consumer loans, including new and used manufactured homes, floating homes, automobiles, boats and recreational vehicle loans, and loans secured by deposit accounts. We also offer unsecured consumer loans. We originate our consumer loans primarily in our market area. All our consumer loans are originated on a direct basis. At December 31, 2023, our consumer loans totaled $130.9 million, or 14.6% of our total loan portfolio, compared to $119.3 million, or 13.8% of our total loan portfolio at December 31, 2022.
We typically originate new and used manufactured home loans to borrowers who intend to use the home as a primary residence. The yields on these loans are higher than that on our other residential lending products and the portfolio has performed reasonably well with an acceptable level of risk and loss in exchange for the higher yield. Our weighted-average yield on manufactured home loans at December 31, 2023 was 8.57%, compared to 6.27% for one-to-four family mortgages, excluding loans held-for-sale. At December 31, 2023, manufactured home loans totaled $36.2 million, or 27.6% of our consumer loans and 4.0% of our total loan portfolio. For both new and used manufactured homes, loans are generally made up to 90% of the lesser of the appraised value or purchase price up to $150 thousand, with terms typically up to 20 years. We generally charge a 1% fee at origination. We underwrite these loans based on our review of creditworthiness of the borrower, including credit scores, and the value of the collateral, in which we hold a security interest.
Manufactured home loans are higher risk than loans secured by residential real property, though this risk may be reduced if the owner also owns the land on which the home is located. A small portion of our manufactured home loans involve properties on which we have also financed the land for the owner. The primary risk in manufactured home loans is the difficulty in obtaining adequate value for the collateral due to the cost and limited ability to move the collateral. These loans tend to be made to retired individuals and first-time homebuyers. First-time homebuyers of manufactured homes tend to be a higher credit risk than first-time homebuyers of single-family residences, due to more limited financial resources. As a result, these loans may have a higher probability of default and higher delinquency rates than single-family residential loans and other types of consumer loans. We consider this additional risk as a component of our ACL. We attempt to work out delinquent loans with the borrower and, if that is not successful, any past due manufactured homes are repossessed and sold. At December 31, 2023, there were five nonperforming manufactured home loans totaling $228 thousand.
We originate floating home, houseboat and house barge loans, typically located on cooperative or condominium moorages. Terms vary from five to 30 years and generally have a fixed rate of interest. We lend up to 90% of the lesser of the appraised value or purchase price. The primary risk in floating home loans is the unique nature of the collateral and the challenges of relocating such collateral to a location other than where such housing is permitted. The process for securing the deed and/or the condominium or cooperative dock is also unique compared to other types of lending we participate in. As a result, these loans may have higher collateral recovery costs than for one-to-four family mortgage loans and other types of consumer loans. We consider these additional risks as a component of our ACL. At December 31, 2023, floating home loans totaled $75.1 million, or 57.4% of our consumer loan portfolio and 8.4% of our total loan portfolio. At December 31, 2023, the average principal balance of our floating home loans was $709 thousand. At December 31, 2023, house barge loans totaled $8.9 million, or 6.8% of our consumer loan portfolio and 1.0% of our total loan portfolio.
The balance of our consumer loans includes loans secured by new and used automobiles, boats, motorcycles and recreational vehicles, loans secured by deposits and unsecured consumer loans, all of which, at December 31, 2023, totaled $10.7 million, or 8.2% of our consumer loan portfolio and 1.2% of our total loan portfolio.
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
Loan Originations, Purchases, Sales, Repayments and Servicing
We originate both fixed-rate and adjustable-rate loans. Our ability to originate loans, however, is dependent upon client demand for loans in our market area. Over the past several years, we have continued to originate residential and consumer loans, and increased our emphasis on commercial and multifamily real estate, construction and land, and commercial business lending. Demand is affected by competition and the interest-rate environment. During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the prevailing low interest-rate environment in the U.S. In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. If a proposed loan exceeds our internal lending limits, we may originate the loan on a participation basis with another financial institution. We also, from time to time, purchase loans from or participate with other financial institutions on loans they originate. We underwrite loan purchases and participations to the same standards as internally originated loans. We did not sell any commercial loan participations in 2023 or 2022. We had no purchases of commercial business loan participations from other financial institutions in 2023 and $2.6 million in 2022.
We originate loans that may meet one or more of the credit characteristics commonly associated with subprime lending. The term “subprime” refers to the credit characteristics of individual borrowers which may include payment delinquencies, judgements, foreclosures, bankruptcies, low credit scores and/or high debt-to-income ratios. In exchange for the additional risk we take with such borrowers, we may require them to pay higher interest rates, require a lower debt-to-income ratio or require other enhancements to manage the additional risk. While no single credit characteristic defines a subprime loan, one commonly used indicator is a loan originated to a borrower with a credit score of 660 or lower. Of the $53.1 million in one-to-four-family loans originated in 2023, $270 thousand or 0.5% were to borrowers with a credit score under 660. Additionally, of the $14.7 million in manufactured home loans originated in 2023, $619 thousand or 4.2% were to borrowers with a credit score of 660 or lower. At December 31, 2023, the total amount of residential and consumer loans held in our loan portfolio to borrowers with a credit score of 660 or lower were $20.8 million. We generally do not originate or purchase negative amortization or option adjustable-rate loans.
In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services.
We also sell whole one-to-four family loans without recourse to Fannie Mae and other investors, subject to a provision for repurchase upon breach of representation, warranty or covenant. These loans are fixed-rate mortgages, which primarily are sold to reduce our interest-rate risk and generate noninterest income. These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer. These sales allow for a servicing fee on loans when the servicing is retained by us. Most one-to-four family loans are sold with servicing retained. At December 31, 2023, we were servicing a $446.8 million portfolio of residential mortgage loans for Fannie Mae and $2.2 million for other investors. These mortgage servicing rights are carried at fair value and had a value at December 31, 2023 of $4.6 million. We earned mortgage servicing income of $1.2 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively. See “Note 6 — Mortgage Servicing Rights” in the Notes to Consolidated Financial Statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K. We repurchased one loan totaling $448 thousand in 2023 and no loans in 2022.
Sales of whole real estate loans may generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending, and increase liquidity. We sold $17.1 million and $20.3 million of conforming one-to-four family loans during the year ended December 31, 2023 and 2022, respectively. Gains, losses and transfer fees on sales of one-to-four family loans and participations are recognized at the time of the sale. Our net gains on sales of residential loans for the years ended December 31, 2023 and 2022 were $340 thousand and $546 thousand, respectively. In addition to loans sold to Fannie Mae and others on a servicing retained basis, we also sell nonconforming residential loans to correspondent banks on a servicing released basis. During the year ended December 31, 2023 and 2022, we sold $2.0 million and $636 thousand, respectively, of loans with servicing released.
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
Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2023 (dollars in thousands):

	Loans Delinquent For:
	30-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
One-to-four family	4	$1,038	0.4%	5	$663	0.2%	9	$1,701	0.6%
Home equity	3	345	1.5	2	84	0.4	5	429	1.9
Commercial and Multifamily	4	5,151	1.6	—	—	—	4	5,151	1.6
Construction and land	—	—	—	—	—	—	—	—	—
Manufactured homes	8	344	1.0	4	189	0.5	12	533	1.5
Floating homes	2	3,226	4.3	—	—	—	2	3,226	4.3
Other consumer	24	65	0.3	—	—	—	24	65	0.3
Commercial Business	1	66	0.3	1	2,128	10.3	2	2,194	10.6
Total	46	$10,235	1.1%	12	$3,064	0.3%	58	$13,299	1.5%

Nonperforming Assets. The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio (in thousands). Loans are placed on nonaccrual status when the collection of principal and/or interest become doubtful or when the loan is 90 days or more past due. Other real estate owned ("OREO") and repossessed assets include assets acquired in settlement of loans.

	December 31,
	2023	2022
Nonaccrual loans (1):
One-to-four family	$1,108	$2,135
Home equity	84	142
Construction and land	—	324
Manufactured homes	228	96
Other consumer	1	262
Commercial business	2,135	—
Total nonaccrual loans	3,556	2,959
OREO and repossessed assets:
One-to-four family	—	84
Commercial and multifamily	575	575
Total OREO and repossessed assets	575	659
Total nonperforming assets	$4,131	$3,618
Nonperforming assets as a percentage of total assets	0.42%	0.37%
(1)Nonaccrual loans included $333 thousand and $103 thousand in nonperforming modified loans to borrowers experiencing financial difficulty at December 31, 2023 and 2022, respectively. We had no accruing loan 90 days or more delinquent at December 31, 2023 and 2022.
Nonaccrual loans, including nonaccrual modified loans to borrowers experiencing financial difficulty, increased $597 thousand to $3.6 million at December 31, 2023 from $3.0 million at December 31, 2022. The increase was primarily due to the placement on nonaccrual status of a $2.1 million business term loan, $649 thousand in four one-to-four family real estate loans, and $142 thousand in two manufactured home loans, partially offset by the payoff of $1.5 million in nonperforming one-to-four family real estate loans related to a single borrower, the write-off of one residential property for $84 thousand, and other payoffs and normal amortization. Our largest nonperforming loan relationship at December 31, 2023 consisted of one business term loan totaling $2.1 million, which is well secured, where the collateral is listed for sale and we expect to be repaid in full. In addition, there were five manufactured home loans, two home equity loans, two other consumer loans, and nine additional one-to-four family loans classified as nonperforming at December 31, 2023.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition at December 31, 2023 Compared to December 31, 2022—Delinquencies and Nonperforming Assets" contained in Item 7 of this report on Form 10-K for more information on troubled assets.
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
In March 2022, the FASB issued Accounting Standards Update ("ASU") 2022-02, Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminated the accounting guidance for troubled debt restructured loans (“TDRs”) by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. We typically measure the ACL on modified loans to troubled borrowers on an individual basis when the loans are deemed to no longer share risk characteristics that are similar with other loans in the portfolio. The determination of the ACL for these loans is based on a discounted cash flow approach for loans measured individually, unless the loan is deemed collateral dependent, which requires measurement of the ACL based on the estimated fair value of the underlying collateral, less estimated costs to sell. GAAP requires us to make certain disclosures related to these loans, including certain types of modifications, as well as how such loans have performed since their modifications. Modified loans to borrowers experiencing financial difficulty totaled $1.7 million at December 31, 2023.
Troubled Debt Restructured Loans. Prior to the adoption of ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, the Company had granted a variety of concessions to borrowers in the form of loan modifications that were considered TDRs. Loans classified as TDRs totaled $2.0 million at December 31, 2022, and were previously included in impaired loans.
OREO and Repossessed Assets. OREO and repossessed assets include assets acquired in settlement of loans. At December 31, 2023, OREO and repossessed assets totaled $575 thousand. Our OREO at December 31, 2023, consisted of one property. This property is a former bank branch property located in Port Angeles, Washington, which was acquired in 2015 as a part of three branches purchased from another financial institution. It is currently leased to a local not-for-profit organization at a below-market rate.
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
When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address specific impairments. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off those assets in the period in which they are deemed uncollectible. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC and, since our conversion to a Washington-chartered commercial bank, the WDFI, which can order the establishment of additional loss allowances. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. At December 31, 2023, special mention assets totaled $3.7 million.
We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. Based on management’s review of our assets at December 31, 2023, we had classified $14.4 million of our assets as substandard, of which $13.8 million represented a variety of outstanding loans and $575 thousand represented the balance of our OREO and repossessed assets. At that date, we had no assets classified as doubtful or loss. This total amount of classified assets represented 14.3% of our equity capital and 1.4% of our assets at December 31, 2023. Classified assets totaled $18.7 million, or 19.2% of our equity capital and 1.9% of our assets at December 31, 2022.
Allowance for Credit Losses on Loans. We maintain an ACL in accordance with ASC 326. The ACL is measured using the CECL approach for financial instruments measured at amortized cost and other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable forecasts. The ACL consists of two elements: (1) identification of loans that do not share risk characteristics with collectively evaluated loan pools are individually analyzed for expected credit loss and (2) establishment of an ACL for collectively evaluated loan pools based upon loans that share similar risk characteristics.
We estimate the ACL using relevant and reliable information from internal and external sources, related to past events, current conditions, and a reasonable and supportable forecast. The ACL is measured on a collective (segment) basis when similar risk characteristics exist. Historical credit loss experience for both the Company and segment-specific peers provides the basis for the estimate of expected credit losses. Segments are based upon federal call report segmentation.
While our policies and procedures used to estimate the ACL, as well as the resulting provision for credit losses reported in the Consolidated Statements of Income, are reviewed periodically by regulators, model validators and internal audit, they are necessarily approximate and imprecise. There are factors beyond our control, such as changes in projected economic conditions, real estate markets or particular industry conditions which may materially impact asset quality and the adequacy of the ACL and thus the resulting provision for credit losses.
At December 31, 2023, our ACL for loans was $8.8 million, or 0.98% of our total loan portfolio, compared to $7.6 million, or 0.88% of our total loan portfolio, at December 31, 2022.
See “Note 1—Organization and Significant Accounting Policies” and “Note 5—Loans” in the Notes to Consolidated Financial Statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K.

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio's calculations (dollars in thousands).

	At and For December 31,
	2023	2022

Allowance for credit losses - loans as a percentage of total loans outstanding	0.98%	0.88%
Allowance for credit losses — loans	8,760	7,599
Total loans outstanding	896,160	867,556

Nonaccrual loans as a percentage of total loans outstanding	0.40%	0.34%
Total nonaccrual loans	3,556	2,959
Total loans outstanding	896,160	867,556

Allowance for credit losses - loans as a percentage of nonaccrual loans	246.34%	256.81%
Allowance for credit losses — loans	8,760	7,599
Total nonaccrual loans	3,556	2,959

Net recoveries (charge-offs) during period to average loans outstanding:
One-to-four family:	—%	0.04%
Net recoveries	—	99
Average loans outstanding	275,776	244,016

Home equity:	(0.12)%	0.36%
Net (charge-offs) recoveries	(25)	58
Average loans outstanding	20,560	16,139

Commercial and multifamily real estate:	—%	—%
Net (charge-offs) recoveries	—	—
Average loans outstanding	305,726	299,290

Construction and land:	—%	—%
Net (charge-offs) recoveries	—	—
Average loans outstanding	122,344	92,594

Manufactured homes:	—%	0.05%
Net recoveries	—	12
Average loans outstanding	31,345	23,736

Floating homes:	—%	—%
Net (charge-offs) recoveries	—	—
Average loans outstanding	73,322	66,026

Other consumer:	(0.77)%	(0.57)%
Net (charge-offs)	(138)	(101)
Average loans outstanding	17,984	17,651

Commercial business:	—%	—%
Net (charge-offs) recoveries	—	—
Average loans outstanding	23,454	24,511

Total loans:	(0.02)%	0.01%
Net (charge-offs) recoveries	(163)	68
Average loans outstanding	870,511	783,963
Economic conditions in both our local markets and the broader U.S. have been and continue to be adversely impacted by inflation and the rising interest rate environment. This impact has been partially mitigated by the persistent trend of low unemployment rates. Recent trends in housing prices within our market areas indicate the influence of rising interest rates on housing prices; despite this, we continued to see strong demand for loans despite this increase. In response to these economic challenges, we consistently monitor our loan portfolio for potential deterioration attributable to inflation and other economic factors.
The ACL as a percentage of nonperforming loans was 246.34% and 256.81% at December 31, 2023 and 2022, respectively. We recorded a provision for credit losses on loans of $564 thousand for the year ended December 31, 2023, compared to $1.2 million for the year ended December 31, 2022. Net charge-offs were $163 thousand for the year ended December 31, 2023, compared to $68 thousand for the year ended December 31, 2022.
The distribution of our allowance for credit losses on loans at the dates indicated is summarized as follows (dollars in thousands):

	December 31,
	2023		2022
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Allocated at end of period to:
One-to-four family	$2,630	31.2%	$1,771	31.6%
Home equity	185	2.6	132	2.3
Commercial and multifamily	1,070	35.2	2,501	36.1
Construction and land	1,349	14.1	1,209	13.5
Manufactured homes	971	4.0	462	3.1
Floating homes	2,022	8.4	456	8.6
Other consumer	426	2.2	324	2.1
Commercial business	107	2.3	256	2.7
Unallocated	—	—	488	—
Total	$8,760	100.0%	$7,599	100.0%
Investment Activities
State chartered commercial banks have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured commercial banks and savings banks, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, state commercial banks may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that the institution is otherwise authorized to make directly. See “—How We Are Regulated—Sound Community Bank” for a discussion of additional restrictions on our investment activities.
Our CEO and Chief Financial Officer (“CFO”) have the responsibility for the management of our investment portfolio, subject to the direction and guidance of the Board of Directors. These officers consider various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.
The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest-rate risk. Our investment quality emphasizes safer investments with the yield on those investments secondary to not taking unnecessary risk with the available funds. See “Quantitative and Qualitative Disclosures About Market Risk” contained in Item 7A. of this report on Form 10-K for additional information about our interest-rate risk management.

At December 31, 2023, we owned $2.4 million of stock issued by the FHLB of Des Moines. As a condition of membership in the FHLB of Des Moines, we are required to purchase and hold a certain amount of FHLB stock.
The ACL on investment securities is determined for both the HTM and AFS securities in accordance with Accounting Standards Codification (“ASC”) 326 - Financial Instruments - Credit Losses. For AFS securities, we perform a quarterly qualitative evaluation for securities in an unrealized loss position to determine if, for those investments in an unrealized loss position, the decline in fair value is credit related or non-credit related. In determining whether a security’s decline in fair value is credit related, we consider a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) downgrades in credit ratings; (iv) payment structure of the security, (v) the ability of the issuer of the security to make scheduled principal and interest payments and (vi) general market conditions, which reflect prospects for the economy as a whole, including interest rates and sector credit spreads. If it is determined that the unrealized loss can be attributed to credit loss, we record the amount of credit loss through a charge to provision for credit losses in current period earnings. However, the amount of credit loss recorded in current period earnings is limited to the amount of the total unrealized loss on the security, which is measured as the amount by which the security’s fair value is below its amortized cost. If we intend to sell, or it is likely we will be required to sell the security in an unrealized loss position, the total amount of the loss is recognized in current period earnings. For unrealized losses deemed non-credit related, we record the loss, net of tax, through accumulated other comprehensive income. For HTM securities, we evaluate at the end of each quarter whether any expected credit losses exist.
We determine expected credit losses on investment securities through a discounted cash flow approach, using the security’s effective interest rate. However, the measurement of credit losses on (“AFS”) securities only occurs when, through our qualitative assessment, all or a portion of the unrealized loss is determined to be credit related. Our discounted cash flow approach incorporates assumptions about the collectability of future cash flows. The amount of credit loss is measured as the amount by which the security’s amortized cost exceeds the present value of expected future cash flows. Credit losses on AFS securities are measured on an individual basis, while credit losses on held-to-maturity (“HTM”) securities are measured on a collective basis according to shared risk characteristics. Credit losses on HTM securities are only recognized at the individual security level when we determine a security no longer possesses risk characteristics similar to others in the portfolio. We do not measure credit losses on an investment’s accrued interest receivable, but rather promptly reverse from current period earnings the amount of accrued interest that is no longer deemed collectable.
During the year ended December 31, 2023, we did not recognize any credit losses on investment securities. At December 31, 2023, there was one security in an unrealized loss position for less than 12 months, and 16 securities in an unrealized loss position for more than 12 months, although management determined the decline in value was not related to specific credit deterioration. We do not intend to sell these securities and it is more likely than not that we will not be required to sell any securities before anticipated recovery of the remaining amortized cost basis. We closely monitor our investment securities for changes in credit risk. The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them. If market conditions deteriorate and we determine our holdings of these or other investment securities have credit losses, our future earnings, stockholders' equity, regulatory capital and continuing operations could be materially adversely affected.
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
Deposits.  We offer a variety of deposit accounts to both consumers and businesses with a wide range of interest rates and terms. Our deposits consist of savings accounts, money market deposit accounts, NOW accounts, demand accounts and certificates of deposit. We solicit deposits primarily in our market area; however, at December 31, 2023, approximately 6.9% of our deposits were from persons outside the State of Washington. At December 31, 2023, core deposits, which we define as our non-time deposit accounts and time deposit accounts less than $250 thousand (excluding brokered deposits and public funds), represented approximately 86.6% of total deposits, compared to 92.2% at December 31, 2022. We did not have any brokered time deposits at December 31, 2023 and 2022, and $5.0 million of brokered money market accounts at December 31, 2023 as compared to none at December 31, 2022. We primarily rely on competitive pricing policies, marketing and client service to attract and retain these deposits and we expect to continue these practices in the future.
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
The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by us at the dates indicated (dollars in thousands):

	December 31,
	2023		2022
	Amount	Percent of total	Amount	Percent of total
Noninterest-bearing demand	$124,135	15.0%	$170,549	21.1%
Interest-bearing demand	168,345	20.4	254,982	31.5
Savings	69,461	8.4	95,641	11.8
Money market	154,044	18.6	74,639	9.2
Escrow(1)	2,592	0.3	2,647	0.3
Total non-maturity deposits	518,577	62.7	598,458	74.0
Certificates of deposit:
1.99% or below	8,517	1.0	38,783	4.8
2.00 — 3.99%	34,340	4.2	153,356	19.0
4.00 — 5.99%	265,105	32.1	18,166	2.2
Total certificates of deposit	307,962	37.3	210,305	26.0
Total deposits	$826,539	100.0%	$808,763	100.0%
(1)Noninterest-bearing
The following table sets forth, for the periods indicated, the average amount of and the average rate paid on deposit categories that are in excess of 10 percent of average total deposits.

	Year Ended December 31,
	2023		2022
	Average Balance Outstanding	Weighted Average Rate	Average Balance Outstanding	Weighted Average Rate
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$154,448	—%	$190,113	—%
Interest bearing	204,922	0.36	295,919	0.23
Savings	80,673	0.07	102,202	0.05
Money market	114,137	2.10	86,276	0.19
Certificate accounts	280,238	3.79	129,011	1.59
Total deposits	$834,418	1.69%	$803,521	0.37%
Total deposits increased $17.8 million to $826.5 million at December 31, 2023, compared to the prior year-end. The increase in total deposits over the past year was the result of an increase in certificate accounts, which was primarily used to fund organic loan growth in 2023. Noninterest-bearing demand accounts (excluding escrow accounts) decreased $46.4 million, or 27.2%, in 2023 compared to 2022. We also experienced decreases in our interest-bearing demand and savings accounts in 2023 compared to 2022. The decrease in these accounts was primarily due to interest rate sensitive clients moving a portion of their non-operating deposit balances from lower costing deposits, including noninterest-bearing deposits, into higher costing money market and time deposits. Certificates of deposits increased $97.7 million, or 46.4%, in 2023 compared to 2022.
We are a public funds depository and at December 31, 2023, we had $17.5 million in public funds compared to $7.0 million at December 31, 2022. These funds consisted of $13.7 million in certificates of deposit, $3.7 million in money market accounts and $17 thousand in checking accounts at December 31, 2023. These accounts must be 50% collateralized if the amount on deposit exceeds FDIC insurance of $250 thousand. We use letters of credit from the FHLB of Des Moines as collateral for these funds. The Company had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $10 million and $8.0 million at December 31, 2023 and 2022, respectively, to secure public deposits.
The following table shows rate and maturity information for our certificates of deposit at December 31, 2023 (dollars in thousands):

	0.00-1.99%	2.00-3.99%	4.00-5.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:
March 31, 2024	$2,866	$8,995	$35,983	$47,844	15.5%
June 30, 2024	640	3,158	82,164	85,962	27.9
September 30, 2024	764	7,062	76,157	83,983	27.3
December 31, 2024	374	9,639	21,655	31,668	10.3
March 31, 2025	1,582	1,397	28,116	31,095	10.1
June 30, 2025	667	1,551	11,677	13,895	4.5
September 30, 2025	202	755	911	1,868	0.6
December 31, 2025	188	58	3,961	4,207	1.4
March 31, 2026	486	—	—	486	0.2
June 30, 2026	308	202	2,059	2,569	0.8
September 30, 2026	112	269	1,439	1,820	0.6
December 31, 2026	98	23	—	121	—
Thereafter	230	1,231	983	2,444	0.8
Total	$8,517	$34,340	$265,105	$307,962	100.0%
Percent of total	2.8%	11.2%	86.1%	100.0%
As of December 31, 2023 and 2022, approximately $140.1 million and $161.9 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for Sound Community Bank’s regulatory reporting requirements. The following table sets forth the portion of our certificate accounts that are in excess of the FDIC insurance limit, by remaining time until maturity, as of December 31, 2023 (dollars in thousands).

3 months or less	$13,122
Over 3 through 6 months	6,195
Over 6 months through 12 months	10,365
Over 12 months	8,653
$38,335
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
We are a member of and obtain advances from the FHLB of Des Moines, which is part of the Federal Home Loan Bank System. The eleven regional FHLBs provide a central credit facility for their member institutions. These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing. We have entered into a loan agreement with the FHLB of Des Moines pursuant to which Sound Community Bank may borrow up to approximately 45% of total assets, secured by a blanket pledge on a portion of our residential mortgage portfolio, including one-to-four family loans, commercial and multifamily real estate loans and home equity loans. Based on eligible collateral, the total amount available under this agreement at December 31, 2023 was $181.4 million. At the same date, we had $40.0 million of outstanding FHLB fixed-rate advances, comprised of $15.0 million of short-term advances (with a maturity of November 2024) and $25.0 million of long-term advances (with maturities ranging from January 2026 to January 2028). Additionally, we had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $10.0 million at December 31, 2023. We plan to rely in part on FHLB advances to fund asset and loan growth. We also use short-term FHLB advances to meet short term liquidity needs. We are required to own stock in the FHLB of Des Moines, the amount of which varies based on the amount of our advance activity.
From time to time, we also may borrow from the Federal Reserve Bank of San Francisco's "discount window" for overnight liquidity needs. The Company participates in the Federal Reserve's Borrower-in-Custody program, which gives the Company access to the discount window. The Company pledges commercial and consumer loans as collateral for its Borrower-in-Custody line of credit. At December 31, 2023 and 2022, the Company had no outstanding borrowings and unused borrowing capacity of $18.3 million and $20.8 million, respectively, under the Borrower-in-Custody program.
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
Competition
We face competition in attracting deposits and originating loans. Competition in originating real estate loans comes primarily from commercial banks, credit unions, life insurance companies, mortgage brokers and financial technology (or “FinTech”) companies. Commercial banks, credit unions and finance companies, including FinTech companies, provide vigorous competition in consumer lending. Commercial business competition is primarily from local commercial banks, but credit unions also compete for this business. We compete by consistently delivering high-quality, personal service to our clients, which results in a high level of client satisfaction.
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
We attract our deposits through our branch offices and web site. Competition for those deposits is principally from commercial banks and credit unions, as well as mutual funds, FinTech companies and other alternative investments. We compete for these deposits by offering superior service, online and mobile access and a variety of deposit accounts at competitive rates. Based on the most recent data provided by the FDIC, there are approximately 47 other commercial banks and savings banks operating in the Seattle MSA, which includes King, Snohomish and Pierce Counties. Based on the most recent branch deposit data provided by the FDIC, our share of deposits in the Seattle MSA is approximately 0.22%. The five largest financial institutions in that area have 72.4% of those deposits. In Clallam County, there are nine other commercial banks and savings banks. Our share of deposits in Clallam County was the second highest in the county at approximately 16.55%, with the five largest institutions in that county having 80.9% of the deposits. In Jefferson County there are six other commercial banks and savings banks. Our share of deposits in Jefferson County is approximately 5.66%, while the five largest institutions in that county have 86.1% of those deposits.

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
The WDFI and, as the Bank's primary federal regulator, the FDIC have extensive enforcement authority over Sound Community Bank. The Federal Reserve and the WDFI have the same type of authority over Sound Financial Bancorp. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist orders and removal orders and initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the regulators.
Regulation of Sound Community Bank
General. Sound Community Bank, as a state-chartered commercial bank, is subject to applicable provisions of Washington law and to regulations and examinations of the WDFI. As an insured institution, it also is subject to examination and regulation by the FDIC, which insures the deposits of Sound Community Bank to the maximum amount permitted by law. During state or federal regulatory examinations, the examiners may require Sound Community Bank to provide for higher general or specific loan loss reserves, which can impact our capital and earnings. This regulation of Sound Community Bank is intended for the protection of depositors and the Deposit Insurance Fund (“DIF”) of the FDIC and not for the purpose of protecting stockholders of Sound Community Bank or Sound Financial Bancorp. Sound Community Bank is required to maintain minimum levels of regulatory capital and is subject to certain limitations on the payment of dividends to Sound Financial Bancorp. See “—Capital Rules” and “—Limitations on Dividends and Other Capital Distributions.”
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
Loans in excess of the supervisory loan-to-value ratio limitations must be identified in Sound Community Bank’s records and reported at least quarterly to Sound Community Bank’s Board of Directors. Sound Community Bank is in compliance with the records and reporting requirements. At December 31, 2023, Sound Community Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were $9.4 million and were within the aggregate limits set forth in the preceding paragraph.
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
The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution applied to its deposit base, which is its average consolidated total assets minus its Tier 1 capital. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. Total base assessment rates currently range from 5 to 32 basis points subject to certain adjustments. The FDIC has authority to increase insurance assessments.
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
In October 2022, the FDIC Board finalized the increase with an effective date of January 1, 2023, applicable to the first quarterly assessment period of 2023. The revised assessment rate schedules are intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum level of 1.35 percent by September 30, 2028. Revised assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds the FDIC’s target minimum level, absent further action by the FDIC Board.
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
The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. At December 31, 2023, Sound Community Bank’s aggregate recorded loan balances for construction, land development and land loans were 106.7% of CBLR capital. In addition, at December 31, 2023, Sound Community Bank’s loans on all commercial real estate, including construction, owner and non-owner occupied commercial real estate, and multi-family lending, as defined by the FDIC, were 352.9% of CBLR capital.
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

At December 31, 2023, the Bank’s CBLR was 10.99%. Management monitors the Bank's capital levels to provide for current and future business opportunities and to maintain Sound Community Bank’s “well-capitalized” status. At December 31, 2023, Sound Community Bank was considered “well-capitalized” under applicable banking regulations.

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
On October 24, 2023, the federal banking agencies, including the FDIC, issued a final rule designed to strengthen and modernize regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. Sound Community Bank cannot predict the impact the changes to the CRA will have on its operations at this time.
Under the laws of the state of Washington, Sound Community Bank has a similar obligation to meet the credit needs of the communities it serves, and is subject to examination by the WDFI for this purpose, including assignment of a rating. An unsatisfactory rating may be the basis for denial of certain applications by the WDFI. Sound Community Bank received a “satisfactory” rating from the WDFI in its most recent WDFI CRA evaluation.

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
On November 18, 2021, the federal banking agencies announced the adoption of a final rule providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rule requires a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours. Compliance with the new rule was required by May 1, 2022. Non-compliance with federal or similar state privacy and cybersecurity laws and regulations could lead to substantial regulatory fines and penalties, damages from private causes of action and/or reputational harm.
In July 2023, the SEC adopted rules requiring registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance. The new rules require registrants to disclose on Form 8-K any cybersecurity incident they determine to be material and to describe the material aspects of the incident's nature, scope, and timing, as well as its material impact or reasonably likely material impact on the registrant. For information regarding the Company’s cybersecurity risk management, strategy, and governance, see “Item 1C.” in this Form 10-K.
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

Federal Reserve System. The Federal Reserve historically required all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. The FRB reduced reserve requirement ratios to zero percent effective on March 26, 2020, thereby effectively eliminating the requirements. The Federal Reserve took that action due to a change in its approach to monetary policy; it has indicated that it has no plans to re-impose reserve requirements but could in the future if conditions warrant.

The Bank is authorized to borrow from the Federal Reserve Bank "discount window." An eligible institution need not exhaust other sources of funds before going to the discount window, nor are there restrictions on the purposes for which the institution can use primary credit. At December 31, 2023, the Bank had no outstanding borrowings from the discount window.

Federal Home Loan Bank System. Sound Community Bank is a member of one of the 11 regional FHLBs, each of which serves as a reserve, or central bank, for its members within its assigned region and is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. The FHLBs make loans to members in accordance with policies and procedures, established by the Boards of Directors of the FHLBs, which are subject to the oversight of the Federal Housing Finance Agency. All borrowings from the FHLBs are required to be fully secured by sufficient collateral as determined by the FHLBs. In addition, all long-term borrowings are required to provide funds for residential home financing. Sound Community Bank had $40.0 million of outstanding borrowings with the FHLB of Des Moines and an available line of credit of $181.4 million at December 31, 2023. We rely in part on FHLB advances to fund asset and loan growth. We also use short-term funding available on our line of credit with the FHLB of Des Moines.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines based on the Bank's asset size and level of borrowings from the FHLB of Des Moines. At December 31, 2023, the Bank owned $2.4 million in FHLB of Des Moines stock, which was in compliance with this requirement. The FHLB of Des Moines has historically paid quarterly dividends, and the Bank received $191 thousand in dividends from the FHLB of Des Moines during the year ended December 31, 2023.

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
The Federal Reserve must approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank, and may approve an acquisition located in a state other than the holding company's home state, without regard to whether the transaction is prohibited by the laws of any state, but may not approve the acquisition of a bank that has not been in existence for the minimum time period, not exceeding five years, specified by the law of the host state, or an application where the applicant controls or would control more than 10% of the insured deposits in the U.S. or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state that may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the federal law. The Federal Reserve takes into consideration the CRA performance of a bank when evaluating acquisition proposals involving the bank’s holding company.

Capital. Consolidated regulatory capital requirements identical to those applicable to subsidiary banks generally apply to bank holding companies. However, the Federal Reserve Board has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, and bank holding companies, such as Sound Financial Bancorp, with less than $3.0 billion of consolidated assets are not subject to the consolidated holding company capital requirements unless otherwise directed by the Federal Reserve.
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

Employees and Human Capital
At December 31, 2023, we had a total of 128 full-time employees and 18 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.
To facilitate talent attraction and retention, we strive to make Sound Community Bank an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by market-based compensation, benefits, health and welfare programs. At December 31, 2023, approximately 61% of our workforce was female and approximately 39% was male, and women held 66% of the Bank's management roles. The average tenure of employees was 4.55 years.
As part of our compensation philosophy, we offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. In addition to strong base wages, additional programs include quarterly or annual bonus opportunities, a Company-augmented Employee Stock Ownership Plan (“ESOP”), a Company-matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, and employee assistance programs including help with student loans and educational opportunities.
The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety, and wellness of our employees. In support of our commitment, we expanded our gym reimbursement to include all physical and mental wellness activities. We provide our employees and their families with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant operating environment changes that we determined were in the best interest of our employees, as well as the communities in which we operate. The employment practices developed during the pandemic continue to apply to our remote workers and allow us to recruit and retain skilled workers from areas outside our geographic footprint
A core value of our talent management approach is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and commitment in our employee base which in turn grows our business, our products, and our customers, while adding new employees and external ideas supports a continuous improvement mindset. We believe that our average tenure of nearly five years reflects the engagement of our employees in this talent management philosophy.

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

Item 1A. Risk Factors
We assume and manage a certain degree of risk in order to conduct our business strategy. In addition to the risk factors described below, other risks and uncertainties not specifically mentioned, or that are currently known to, or deemed to be immaterial by management, also may materially and adversely affect our financial condition, results of operations and cash flows. Before making an investment decision, you should carefully consider the risks described below together with all of the other information included in this Form 10-K and our other documents filed with and furnished to the SEC. If any of the circumstances described in the following risk factors occur to a significant degree, the value of our common stock could decline, and you could lose all or part of your investment. This report is qualified in its entirety by these risk factors.
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
Weakness in the global economy and global supply chain issues have adversely affected many businesses operating in our markets that are dependent upon international trade. Changes in agreements or relationships between the United States and other countries may also affect these businesses.
A deterioration in economic conditions in the markets we serve, in particular the Puget Sound area and western region of Washington State, could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:
•Reduced demand for our products and services, potentially leading to a decline in our overall loans or assets.
•Elevated instances of loan delinquencies, problematic assets, and foreclosures.
•An increase in our allowance for credit losses on loans.
•Depreciation in collateral values linked to our loans, thereby diminishing borrowing capacities and asset values tied to existing loans.
•Reduced net worth and liquidity of loan guarantors, possibly impairing their ability to meet commitments to us.
•Reduction in our low-cost or noninterest-bearing deposits.

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
External economic factors, such as changes in monetary policy and inflation and deflation, may have an adverse effect on our business, financial condition and results of operations.
Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could lead to inflation, deflation, or other economic phenomena that could adversely affect our financial performance. Inflation has risen sharply since the end of 2021 and throughout 2022 at levels not seen for over 40 years. Inflationary pressures, while easing recently, remained elevated throughout the first half of 2023. Small to medium-sized businesses may be impacted more during periods of high inflation, as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition. Virtually all our assets and liabilities are monetary in nature. As a result, interest rates tend to have a more significant impact on our performance than general levels of inflation or deflation. Interest rates do not necessarily move in the same direction or by the same magnitude as the prices of goods and services.

Risks Related to Our Lending
Our loan portfolio includes loans with a higher risk of loss.
Our origination of commercial and multifamily real estate, construction and land, consumer and commercial business loans, typically present different risks to us than our one-to-four family residential loans for a number of reasons, including as follows:
•Construction and Land Loans. Construction lending carries inherent uncertainties in estimating a property's future value upon project completion and the overall cost, encompassing interest, for project fulfillment. These uncertainties arise from challenges in estimating construction costs, assessing the market value upon project completion, and considering the impact of governmental regulations on real property. Consequently, accurately evaluating the total funds required to complete a project and determining the loan-to-value ratio for the completed project is often challenging. We may encounter scenarios where advancing funds beyond the committed amount becomes necessary to ensure project completion due to inaccurate estimations of construction costs, potentially resulting in inadequate security for loan repayment upon project completion and subsequent losses. Challenges such as disputes between borrowers and builders, builder failures to pay subcontractors, and the concentration of higher loan amounts among a limited number of builders further increase risk exposure. A downturn in the housing or real estate market could escalate delinquencies, defaults, and foreclosures, substantially impairing collateral values and complicating the process of selling foreclosed properties. Multiple loans with a single builder amplify our risk exposure, wherein adverse developments in one loan or credit relationship pose significant loss potential. Some construction loans involve interest accumulation without borrower payments, impacting construction loan dynamics if market interest rates rise, leading to increased borrowing costs for end purchasers and potentially reducing homebuyer financing capabilities or overall project demand. Properties under construction are challenging to sell and often necessitate completion before successful sale, further complicating the management of problematic construction loans. This could require additional fund allocation or engagement with alternate builders, adding market risks in selling projects at future market prices that may not cover outstanding loan funds, construction, and liquidation costs. Our construction loans include those with finalized sales contracts or permanent loans for finished homes and speculative construction loans where purchasers may not be identified during or post-construction. Speculative construction loans to builders pose higher potential risks than loans for personal residences. We aim to mitigate these risks by actively monitoring unsold homes in our portfolio, local housing markets, and balancing home sales with new loan originations. We consider various factors, including builder financial capacity, market demand, and inventory ratios, while working with numerous small and mid-sized builders across geographic regions within our service area to diversify speculative construction lending risks.
Land loans for future development entail additional risks due to the lack of income generation from the property and potential illiquidity of collateral and are significantly affected by supply and demand dynamics. Hence, such lending involves disbursing substantial funds, with repayment dependent on project success and the borrower's ability to sell or lease the property or obtain permanent financing, rather than independent repayment capability.
•Commercial and Multifamily Real Estate Loans. Our commercial and multifamily real estate loans generally involve higher principal amounts compared to other loan types, and some commercial borrowers maintain multiple loans with us. Consequently, an adverse development in any single loan or credit relationship can significantly heighten our exposure to potential losses, far more than the impact of a similar development in a one-to-four family residential mortgage loan. The repayment of these loans relies on income generated from the property securing the loan. This income must sufficiently cover operational expenses and debt service. Economic fluctuations or shifts in local market conditions may adversely affect the property's income, posing potential repayment challenges. Moreover, a substantial portion of our commercial and multifamily real estate loans do not fully amortize and include substantial balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the property, potentially heightening the risk of default or non-payment. In the event of a foreclosure on a commercial or multifamily real estate loan, our holding period for the collateral tends to be more extended compared to one-to-four family residential loans. This elongated holding period results from a limited pool of potential purchasers for the collateral.
Recent years have witnessed substantial growth in commercial real estate markets, compounded by intensified competitive pressures that have led to historically low capitalization rates and surging property valuations. The economic disruption spurred by the COVID-19 pandemic has particularly affected commercial real estate markets. Additionally, the pandemic has accelerated the adoption of remote work options, potentially influencing the long-term performance of certain office properties within our commercial real estate portfolio. Moreover, the federal banking regulatory agencies have raised concerns about vulnerabilities within the current commercial real estate market, recognizing the risks associated with these assets.

Failures in our risk management policies, procedures, and controls could impede our ability to effectively manage this portfolio, potentially leading to increased delinquencies and higher losses, thereby materially impacting our business, financial condition, and operational performance.
•Commercial Business Loans.  Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. A borrower’s cash flow may prove to be unpredictable, and collateral securing these loans may fluctuate in value. Most often, this collateral includes accounts receivable, inventory, equipment or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing commercial business loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business.
•Consumer Loans.  Generally, we consider consumer loans to involve a different degree of risk compared to first mortgage loans on one-to-four family residential properties. As a result of our large portfolio of consumer loans, we may need to increase the level of our allowance for credit losses on loans, which could decrease our profits. Consumer loans, particularly those secured by assets that depreciate rapidly like manufactured homes, automobiles, and recreational vehicles, generally carry a higher risk. Upon default, repossessed collateral from these loans might not adequately cover the outstanding loan balance. In particular, manufactured home loans pose higher risks due to the cost and difficulty of relocating the manufactured home when repossessed and the limited market for resale, especially with the diminishing number of manufactured home parks in the Puget Sound area. A significant portion of our manufactured home loan borrowers are first-time home buyers, typically exhibiting higher credit risk due to limited financial resources. Consequently, these loans tend to experience increased default probabilities, higher delinquency rates and greater servicing costs compared to other consumer loans.
Floating home, houseboat, and house barge loans are typically located on cooperative or condominium moorages. The primary risk of these loans stems from the distinctive nature of the collateral and the complexities involved in relocating such property to permissible locations. The process for securing deeds or rights within condominium or cooperative docks in this lending area differs significantly from our other loan types, potentially resulting in higher costs associated with collateral recovery compared to one-to-four family mortgage loans and other consumer loans.
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
Our allowance for credit losses on loans may prove inadequate or we may be negatively affected by credit risk exposures. Future additions to our allowance for credit losses on loans, as well as charge-offs in excess of reserves, will reduce our earnings.
Our business relies significantly on the creditworthiness of our customers. To account for potential defaults and nonperformance in our loan portfolio, we maintain an allowance for credit losses on loans using the Current Expected Credit Loss (“CECL”) methodology. This allowance represents management’s best estimate of the lifetime expected credit losses in our loan portfolio. The amount of this allowance is determined by management through periodic reviews and consideration of several factors, including, but not limited to:
•our collective loss reserve, for loans evaluated on a pool basis with similar risk characteristics based on our life of loan historical default and loss experience, certain macroeconomic factors, reasonable and supportable forecasts, regulatory requirements, management’s expectations of future events and certain qualitative factors; and
•our individual loss reserve, based on our evaluation of individual loans that do not share similar risk characteristics and the present value of the expected future cash flows or the fair value of the underlying collateral.
The determination of the appropriate allowance for credit losses involves a significant degree of subjectivity, relying on substantial estimates of both current credit risks and future trends, all of which are subject to potential material changes. Inaccuracies in our estimations could lead to an insufficient allowance for credit losses, necessitating increases through provisions for credit losses, adversely impacting our recorded income. Additionally, as we acknowledge the potential impact of significant portfolio growth, new loan products, and refinancing activities, these actions may result in portfolios consisting of unseasoned loans that may not perform as anticipated, elevating the risk of an inadequate allowance to absorb losses without additional provisions. A material decrease in the credit quality of our loan portfolio, significant changes in the risk profile of markets, industries, or customer groups, or inadequacy in the allowance for credit losses could have a materially adverse impact on our business, financial condition, liquidity, capital, and results of operations.
Risks Related to Market and Interest Rate Changes
Fluctuating interest rates can adversely affect our profitability.
Our net income is primarily derived from the excess of net interest income and non-interest income over non-interest expenses, provisions for credit losses, and taxes. The core component of our net income is net interest income, which centers on the variance between the interest income accrued from interest-earning assets, such as loans and securities, and the interest expense incurred on interest-bearing liabilities, mainly deposits and borrowings.
The yields we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities are generally fixed for a contractual period of time. Like many financial institutions, our liabilities generally have shorter contractual maturities than our assets. This mismatch exposes us to significant earnings volatility as market interest rates fluctuate. Shifts in interest rates can also impact the average lifespan of loans and mortgage-backed securities. In periods of rising interest rates, the growth rate of interest income from our interest-earning assets might lag behind the accelerating interest expenses on our interest-bearing liabilities. Conversely, declining interest rates can trigger increased loan prepayments and mortgage-backed security redemptions as borrowers seek lower borrowing costs through refinancing. This introduces reinvestment risk, where the challenge lies in reinvesting prepayments at rates comparable to those initially earned on the prepaid loans or securities. Moreover, an inverted interest rate yield curve, wherein short-term interest rates (which are usually the rates at which financial institutions borrow funds) surpass long-term rates (which are usually the rates at which financial institutions lend funds for fixed-rate loans), can compress a financial institution's net interest margin. This occurrence poses financial risks, particularly for institutions that originate longer-term, fixed-rate mortgage loans. As of December 31, 2023, approximately 52.2% of our loan portfolio consisted of fixed-rate loans, potentially exposing us to these risks.
As is the case with many banks, we attempt to increase our proportion of deposits comprising either no or relatively low-interest-bearing accounts, which has been challenging over the last couple years. As of December 31, 2023, our deposit composition included $249.5 million in certificates of deposit maturing within one year and $518.6 million in noninterest-bearing, NOW checking, savings, and money market accounts. In an increasing interest rate environment, retaining these deposits could lead to a higher cost of funds, which has been the case over the last couple of years. Should interest rates associated with our deposits and borrowings increase at a faster pace than the rates received from loans and other investments, our net interest income and overall earnings might be adversely affected.
Since March 2022, in response to inflationary pressures, the Federal Open Market Committee (“FOMC”) of the Federal Reserve has increased the target range for the federal funds rate by 525 basis points, including 100 basis points during 2023, to a range of 5.25% to 5.50% as of December 31, 2023. A sustained and substantial change in market interest rates could significantly impact our financial condition, liquidity, and operational results. Furthermore, fluctuations in interest rates could adversely affect the valuation of our assets and liabilities, ultimately affecting our earnings.
Changes in the valuation of our securities portfolio could hurt our profits and reduce our capital levels.
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for credit losses on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports. Changes in interest rates can also have an adverse effect on our financial condition, as our AFS securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the AFS securities, net of taxes. Declines in market value could result in credit losses on these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. At December 31, 2023, we had no allowance for credit losses on securities.
An increase in interest rates, change in the programs offered by Fannie Mae or our ability to qualify for its programs may reduce our mortgage revenues, which would negatively impact our noninterest income.
The sale of residential mortgage loans to Fannie Mae provides a significant portion of our non-interest income. Future changes in Fannie Mae’s program, including our eligibility to participate, the criteria for loans to be accepted or laws that significantly affect the activity of Fannie Mae could materially adversely affect our results of operations if we could not find other purchasers. Mortgage banking is generally considered a volatile source of income because it depends largely on the level of loan volume which, in turn, depends largely on prevailing market interest rates. In a rising or higher interest-rate environment, the demand for mortgage loans, particularly refinancing of existing mortgage loans, tends to fall and our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold. This would result in a decrease in mortgage revenues and a corresponding decrease in noninterest income. In addition, our results of operations are affected by the amount of noninterest expense associated with our loan sale activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations. In addition, although we sell loans to Fannie Mae or into the secondary market without recourse, we are required to give customary representations and warranties about the loans we sell. If we breach those representations and warranties, we may be required to repurchase the loans and we may incur a loss on the repurchase.
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
The integrity of our security systems and infrastructure is crucial. Any failure or breach, including those arising from cyber-attacks, has the potential to disrupt our business operations, leading to the disclosure or misuse of confidential information, detrimental effects on our reputation, increased operational costs, and financial losses. The landscape of information security risks for financial institutions has expanded significantly due to the proliferation of new technologies, the widespread use of the Internet and telecommunications for financial transactions, and the escalating activities of organized crime, hackers, terrorists, activists, and other external entities. These parties may attempt to deceive employees, customers, or system users to extract confidential information, thereby gaining access to our data or that of our customers.
Our operations heavily rely on the secure processing, transmission, and storage of confidential information within our computer systems and networks, managed directly by us or through third-party data processing vendors. Additionally, our customers use personal computers, smartphones, tablets, and other mobile devices to access our services, which are beyond our direct control. While we have robust information security procedures and controls in place, our reliance on third-party vendors, technologies, systems, networks, and customers’ devices makes them susceptible to cyber-attacks, viruses, unauthorized access, hackers, or security breaches. Such incidents could lead to unauthorized data releases, monitoring, misuse, theft, or destruction of confidential information, disrupting our operations or those of our customers and third parties.

To date, we have not incurred substantial losses from cyber-attacks or security breaches. However, the evolving nature of threats and our ongoing plans to advance our internet and mobile banking channels heighten our exposure to these risks. As a result, continuously developing and enhancing our information security controls, processes, and practices to safeguard customer information, systems, computers, software, data, and networks remains a management priority. With the evolving nature of cyber threats, we may need to allocate significant additional resources to bolster our protective measures or investigate and address crucial information security vulnerabilities or exposures. Despite our efforts, they might not prevent all physical and electronic intrusions, denial of service, cyber-attacks, or security breaches.
Disruptions or failures in the physical infrastructure or operating systems supporting our business and customers, or breaches in the networks, systems, or devices used by customers accessing our services, could result in customer attrition, uninsured financial losses, customer transaction disruptions, productivity losses, technology replacement costs, incident response expenses, legal and regulatory repercussions, reputational damage, litigation, reimbursement or compensation costs, and additional compliance expenses. Any of these outcomes could significantly and adversely affect our financial condition or operational results.
The failure to protect our customers' confidential information and privacy could adversely affect our business.
We are subject to federal and state privacy regulations and confidentiality obligations that, among other things, restrict the use and dissemination of, and access to, certain information that we produce, store or maintain in the course of our business. We also have contractual obligations to protect certain confidential information we obtain from our existing vendors and customers.
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
In July 2023, we publicly reported that one of our third party vendors had notified us that it uses MOVEit Transfer software (“MOVEit”), which was the subject of a widely reported cybersecurity event, to transfer information related to the Bank’s mobile and online banking customers. The Bank, as well as many other financial institutions, uses the vendor for certain regulatory compliance and operational support services, including account hosting and transaction processing. The Bank has been informed by the vendor that the vendor’s forensic investigation indicated that the Bank’s customer data was downloaded only one time in connection with a valid file transfer request by the Bank and, to date, there has been no indication that any personal data of the Bank’s customers has been compromised.
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

As a financial institution, we face the risk of fraudulent activities perpetrated against us or our customers, potentially resulting in financial losses, increased operational costs, disclosure or misuse of sensitive information, misappropriation of assets, breaches of customer privacy, legal actions, or damage to our reputation. Fraudulent activities come in various forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering, and other deceptive practices.
There has been a notable national increase in reported incidents of fraud and other financial crimes. Our institution has encountered losses due to apparent fraudulent activities and other financial crimes. Despite implementing policies and procedures aimed at preventing such losses, the dynamic nature of fraudulent activities presents ongoing challenges, and there is no guarantee against the occurrence of such losses.
While we remain committed to stringent policies and procedures to mitigate the risks associated with fraudulent activities, including investing in security measures and staff training, the evolving landscape of fraudulent tactics and the persistence of sophisticated schemes pose continual threats. Accordingly, there is inherent uncertainty regarding our ability to prevent losses resulting from fraudulent activities in the future.
Regulatory and Accounting-Related Risks
We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that could increase our costs of operations.
The banking industry is extensively regulated. Federal banking regulations are designed primarily to protect the deposit insurance funds and customers, not to benefit a company’s shareholders. These regulations may sometimes impose significant limitations on our operations. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulation or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a material impact on our operations, impact the capital or liquidity requirements applicable to us, increase our costs of regulatory compliance and of doing business and adversely affect our profitability. In this regard, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”), published guidelines in 2014 for financial institutions servicing cannabis businesses that are legal under state law. These guidelines generally allow us to work with cannabis-related businesses that are operating in accordance with state laws and regulations, so long as we comply with required regulatory oversight of their accounts with us. Legislation has previously been introduced in Congress that would allow banks and financial institutions to serve cannabis businesses in states where it is legal without any risk of federal prosecution but has yet to be enacted. At December 31, 2023, approximately 3.0% of our total deposits and a portion of our service charges from deposits are from legal cannabis-related businesses.
Any adverse change in the FinCEN guidance noted above, any new regulations or legislation, any change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a negative impact on our non-interest income, as well as the cost of our operations, increasing our cost of regulatory compliance and of doing business and/or otherwise affect us, which may materially affect our profitability. Moreover, our failure to comply with laws, regulations or policies could result in civil or criminal sanctions and money penalties by state and federal agencies, and/or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations. See “Part I, Item 1. Business - How We Are Regulated” in this Form 10-K for more information about the laws and regulations to which we are subject.
The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.
The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending, should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100% or more of the bank’s total regulatory capital (or in the case of a bank, such as the Bank, that has elected to follow the CBLR framework, CBLR Capital (Tier 1 capital plus the entire allowance for loan and lease losses), or (ii) total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total regulatory capital or CBLR Capital, as appropriate, and the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. At December 31, 2023, Sound Community Bank’s aggregate recorded loan balances for construction, land development and land loans were 106.7% of CBLR Capital. In addition, at December 31, 2023, Sound Community Bank’s loans on all commercial real estate, including construction, owner and non-owner occupied commercial real estate, and multi-family lending, as defined by the FDIC, were 352.9% of CBLR Capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.
Our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and we use estimates in determining the fair value of certain of our assets, which estimates may prove to be imprecise and result in significant changes in valuation.
A portion of our assets are carried on the balance sheet at fair value, including investment securities available for sale and mortgage servicing rights related to single-family loans. Generally, for assets that are reported at fair value, we use quoted market prices or valuation models that use observable market data inputs to estimate their fair value. In certain cases, observable market prices and data may not be readily available, or their availability may be diminished due to market conditions. We use financial models to value certain of these assets. These models are complex and use asset-specific collateral data and market inputs for interest rates. Although we have processes and procedures in place governing valuation models and their review, such assumptions are complex, as we must make judgments about the effect of matters that are inherently uncertain. Different assumptions could result in significant changes in valuation, which in turn could affect earnings or result in significant changes in the dollar amount of assets reported on the balance sheet.
We are subject to an extensive body of accounting rules and best practices. Periodic changes to such rules may change the treatment and recognition of critical financial line items and affect our profitability.
Our business operations are significantly influenced by the extensive body of accounting regulations in the United States. Regulatory bodies periodically issue new guidance, altering accounting rules and reporting requirements, which can substantially affect the preparation and reporting of our financial statements. These changes might necessitate retrospective application, potentially leading to restatements of prior period financial statements.
One such significant change in 2023 was the implementation of the CECL model, which we adopted on January 1, 2023. Under the CECL model, financial assets carried at amortized cost, such as loans and HTM debt securities, are presented at the net amount expected to be collected. This forward-looking approach in estimating expected credit losses contrasts starkly with the prior, “incurred loss” model, which delays recognition until a loss is probable. CECL mandates considering historical experience, current conditions, and reasonable forecasts affecting collectability, leading to periodic adjustments of financial asset values. However, this forward-looking methodology, reliant on macroeconomic variables, introduces the potential for increased earnings volatility due to unexpected changes in these indicators between periods.
An additional consequence of CECL is an accounting asymmetry between loan-related income, recognized periodically based on the effective interest method, and credit losses, recognized upfront at origination. This asymmetry might create the perception of reduced profitability during loan expansion periods due to the immediate recognition of expected credit losses. Conversely, periods with stable or declining loan levels might seem relatively more profitable as income accrues gradually for loans where losses had been previously recognized.
As a result of the change in methodology from the incurred loss model to the CECL model, on January 1, 2023, the Company recorded a one-time upward adjustment to the ACL on loans of $760 thousand and an ACL on unfunded loan commitments of $695 thousand, and an after-tax decrease to opening retained earnings of $1.1 million.
Risks Related to our Business and Industry Generally
Ineffective liquidity management could adversely affect our financial results and condition.
Our business hinges on effective liquidity management. We must maintain ample liquidity to meet various financial obligations, including: (i) fulfilling customer loan requests and handling deposit maturities and withdrawals; and (ii) making timely payments on debt obligations and other cash commitments under normal and unpredictable circumstances, including times of industry or financial market stress.
Raising funds through deposits, borrowings, loan sales, or sales of investment securities is essential for our liquidity. We primarily rely on customer deposits and occasionally borrow from entities like the FHLB of Des Moines, the Federal Reserve, and other wholesale funding sources. Several factors influence our liquidity, including (i) interest rate trends and competition affecting deposit flows and loan prepayments and (ii) potential limitations arising from changes in FHLB of Des Moines’

underwriting guidelines, which could restrict our borrowing capacity. While historically, we have successfully replaced maturing deposits and borrowings, future replacements may be challenged by shifts in our financial condition, FHLB of Des Moines’ status, or market conditions.
Our access to adequate funding, vital for our activities, could be hindered by specific issues impacting us or broader industry and economic concerns. Such limitations could arise due to financial market disruptions, negative industry outlooks, credit market deterioration, reduced market activity, poor financial performance, or adverse regulatory actions. Any decline in available funding sufficient to sustain our operations could severely impact our ability to lend, invest, meet expenses, repay borrowings, or manage deposit withdrawal demands. Consequently, this could significantly affect our business, financial condition, and results of operations.
Climate change and related legislative and regulatory initiatives may materially affect the Company's business and results of operations.
The effects of climate change continue to create an alarming level of concern for the state of the environment. As a result, the global business community has increased its political and social awareness surrounding the issue, and the United States has entered into international agreements in an attempt to reduce global temperatures, such as reentering the Paris Agreement. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose initiatives to supplement the global effort to combat climate change. Similar and even more expansive initiatives are expected under the current administration, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it difficult, or even impossible, to predict how climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly impact us. Specifically, unpredictable and more frequent weather disasters may adversely impact the real property, and/or the value of the real property, securing the loans in our portfolio. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted by climate change, natural disasters and related events, which could impact our financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could adversely affect our customers and the communities in which we operate. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.
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
Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed, or the cost of that capital may be exceedingly high.
We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. At some point, we may need to raise additional capital to support our growth or replenish future losses. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, any additional capital we obtain may dilute of the interests of existing holders of our common stock. Further, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.
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
The Company is a separate legal entity from its subsidiary bank and does not have significant operations of its own. The long-term ability of the Company to pay dividends to its stockholders and debt payments is based primarily upon the ability of the Bank to make capital distributions to the Company, and also on the availability of cash at the holding company level. The availability of dividends from the Bank is limited by the Bank's earnings and capital, as well as various statutes and regulations. Under certain circumstances, capital distributions from the Bank to the Company may be subject to regulatory approvals. If the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock or make payments on its outstanding debt. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations, and future prospects and the value of the Company's common stock. At December 31, 2023, Sound Financial Bancorp had $156 thousand in unrestricted cash to support dividend and debt payments. See "Part I. Item 1. Business—How We Are Regulated—Regulation of Sound Community Bank—Capital Rules” and “—Regulation of Sound Financial Bancorp—Limitations on Dividends and Stock Repurchases" for additional information.

Item 1B.    Unresolved Staff Comments
Not applicable.

Item 1C.    Cybersecurity
Risk Management and Strategy
Our enterprise risk management program is designed to identify, measure, monitor and control significant risks across various aspects of the Company. Cybersecurity risk management processes are integrated into this program, given the increasing reliance on technology and potential of cyber threats. The cybersecurity risk management program contains eleven key elements: Information Security Policies, Strategic Planning, Risk Assessment, Audit and Examination, Business Continuity Planning, Incident Response Planning, Third-Party Due Diligence, Cyber Insurance Coverage, Employee Training and Testing, Patch and Vulnerability Management, and the Federal Financial Institutions Examination Council (“FFIEC”) Cyber Assessment Tool (“CAT”).
The Company is committed to protecting the information of clients, employees, and stakeholders from both conventional and cyber threats. This commitment is upheld through the implementation of our comprehensive Information Security Program (“ISP”), designed to ensure the confidentiality, integrity, and availability of critical information technology (“IT”) systems and data.
The Information Security Governance Committee (“ISGC”), appointed by the Board, bears the responsibility for cybersecurity risk management and strategy. It aids the Board in fulfilling its oversight duties related to IT security, aligning with the Bank’s business strategy, and adhering to regulatory requirements. The Virtual Chief Information Security Officer (“vCISO”), who is also appointed by the Board, oversees the ISP and coordinates the ISGC.
The ISGC's responsibilities encompass:
•Review and approval of the ISP-related documents, including policies, strategies, plans and risk assessments;
•Monitoring of control statuses and program gaps, including findings from audit reports and assessments;
•Participation in program assessments, such as risk and business impact assessments;
•Providing input on mitigation of current issues and threats;
•Reporting, at least quarterly, to the Enterprise Risk Management Committee on ISGC activities and risk impacts on the Risk Appetite Statement.
•Reporting, at least annually, to the Board on the status of the ISP, covering compliance, risk management, vendor management, audit and testing results, breaches and incidents, and recommended updates to the ISP.
The Company’s approach to managing cybersecurity risks is shaped by insights from the FFIEC CAT, a tool designed for assessing and improving cybersecurity practices. This tool undergoes a thorough examination by an independent third-party on an annual basis to ensure an unbiased and comprehensive evaluation. In its most recent assessment in 2023, the FFIEC CAT identified that the Company is operating at an acceptable level of cyber maturity. This means the bank is effectively handling the inherent risks it faces in five critical areas: cyber risk management and oversight, collaboration on threat intelligence, implementation of cybersecurity controls, management of external dependencies, and resilience in handling cyber incidents.
To stay ahead of potential cybersecurity challenges, the Company has established a formal process. This process is activated whenever the FFIEC CAT or the ISGC identifies changes in inherent risks. In response, the Company proactively updates its cybersecurity objectives, policies, and tactical goals. This ensures that the Company’s cybersecurity strategy remains responsive, continuously adapting to emerging threats and evolving industry standards.
Acknowledging the crucial role of third-party service providers, the Board-approved Vendor Management Policy, coupled with the ISP, guides the identification and management of risks posed by critical vendors. A third-party risk assessment, based on due diligence criteria and identified controls, is conducted regularly to assess inherent and residual risks. Contractual requirements ensure that providers maintain information security controls, providing reasonable assurance of data confidentiality, integrity, and availability. Third-party access is inventoried and monitored, with management reporting to the Board annually on the status and overall effectiveness of the Vendor Management Program.
Further, to enhance cybersecurity awareness, reduce vulnerability, and foster consideration of cybersecurity threats, our employees and the Board of Directors attend annual trainings. Specific role-based trainings are mandatory for certain employees, tailored to their duties.
In the ordinary course of business, we rely heavily on electronic communications and information systems to conduct our operations and to store sensitive data. We employ a layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. A variety of preventive and detective tools are used to monitor, block, and alert us to suspicious activity, including potential advanced persistent threats. Despite our defenses, the severity and sophistication of cyber-attacks are on the rise. Attackers adapt quickly to changes in defense measures. While we have not identified significant compromises, substantial data losses, or major financial setbacks from cybersecurity attacks so far, our systems, along with those of our clients and service providers, face constant threats. There is no guarantee that our cybersecurity risk management program will completely safeguard the confidentiality, integrity, and availability of our information systems and solutions. Cybersecurity risks are anticipated to stay elevated due to the evolving nature of threats and the increased use of online and mobile banking services. See “Risks Related to Cybersecurity, Data and Fraud” under “Item 1A. Risk Factors” in this Form 10-K for a further discussion of risks related to cybersecurity.
Governance
The Board of Directors is responsible for the development, implementation, and maintenance of the ISP. Specifically, the Board is oversees:
•Continuous administration of the ISP;
•Perform an annual review and approval of the ISP policies;
•Assignment of critical roles, including the vCISO; and
•Review of reports provided by the ISGC at least annually.
Adherence to the ISP is of utmost importance, and any exceptions to policy must be recommended by the ISGC, approved by the Enterprise Risk Management Committee, and reported to the Board at least annually.
As previously stated, the ISGC, appointed by the Board, bears the responsibility for cybersecurity risk management and strategy. The vCISO oversees the ISP and coordinate with the ISGC. The ISGC includes key personnel including the vCISO, Chief Operating Officer, Technology Services Director, Information Technology Manager, Internal Audit Manager, Compliance Manager, and Information Security Specialists.The ISGC members bring diverse qualifications, certifications, and extensive experience to the table. This collective expertise ensures a comprehensive and well-rounded approach to our information security initiatives.
Our vCISO has substantial relevant expertise and formal training in the areas of information security and cybersecurity risk management and is accountable for managing our enterprise information security department and developing and implementing our information security program. The responsibilities include cybersecurity risk assessment, defense operations, incident response, vulnerability assessment, threat intelligence, identity access governance, third-party risk management, client, vendor and employee education and awareness, and business continuity and disaster recovery. The ISGC, as a whole, consists of information security professionals with varying degrees of professional education, certifications and experience. This blend of diverse qualifications, certifications, and experience within the ISGC ensures a comprehensive and flexible approach to information security, positioning the Company to address emerging threats and maintain a robust defense against potential risks.

Item 2.    Properties
We operate in the Seattle MSA, which includes King County (which includes the city of Seattle), Pierce County and Snohomish County in the Puget Sound region. We also operate in Clallam and Jefferson Counties on the North Olympic Peninsula of Washington. We serve these markets through our headquarters in Seattle and eight branch offices, four located in the Seattle MSA, three in Clallam County and one in Jefferson County. We also have a loan production office in the Madison Park neighborhood of Seattle.
Six of our nine offices, including our headquarters, are leased, and each of the leases include renewal options, with the obligation to cover property taxes and operating expenses. Our total rental expense was $1.1 million for both the years ended December 31, 2023 and 2022. The aggregate net book value of our land, buildings, leasehold improvements, furniture and equipment was $5.2 million at December 31, 2023. See also "Note 7—Premises and Equipment" in the Notes to Consolidated Financial Statements contained in "Part II. Item 8. Financial Statements and Supplementary Data" of this report on Form 10-K. In the opinion of management, our existing facilities are adequate and suitable for our current needs. We may consider opening additional banking offices in subsequent years to enhance service to existing clients and attract new ones; however, we have no current plans to open any new branches. Any such decisions would be made based on ongoing strategic evaluations and the evolving needs of the business.
We maintain depositor and borrower client data on in-house servers, in the cloud and within a service bureau environment, utilizing a telecommunications network, portions of which are leased. Management has a disaster recovery plan in place that encompasses both the data processing system and the broader operations of our organization. This plan is designed to ensure the resilience and continuity of our data management and operational capabilities in the event of unforeseen disruptions or emergencies.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of Sound Financial Bancorp is listed on The NASDAQ Capital Market under the symbol "SFBC." There were approximately 255 stockholders of record of our common stock at March 15, 2024.
Sound Financial Bancorp has historically paid cash dividends to its common stockholders. In 2023, the Company paid quarterly cash dividends totaling $0.74 per share for the year, and currently pays a regular quarterly cash dividends of $0.19 per share. Our cash dividend policy is reviewed regularly by management and the Board of Directors. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. We currently expect our regular quarterly cash dividends will continue for the foreseeable future. No assurances, however, can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from Sound Community Bank, which are restricted by federal regulations.
Equity Compensation Plan Information
The equity compensation plan information presented in "Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Form 10-K is incorporated herein by reference.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended December 31, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2023 - October 31, 2023	451	$36.66	451	$729,410
November 1, 2023 - November 30, 2023	21,783	36.59	19,734	7,158
December 1, 2023 - December 31, 2023	—	—	—	7,158
Total	22,234	$36.59	20,185	$7,158
(1)Includes the surrender of shares of Company common stock that the participants already own as payment of the exercise price for stock options. Shares surrendered by participants in the equity incentive plans are repurchased pursuant to the terms of the plan and applicable award agreement and not pursuant to publicly announced share repurchase programs.
(2)On July 25, 2023, the Company announced that its Board of Directors approved an extension of the Company’s existing stock repurchase program, which was set to expire on July 31, 2023, until January 31, 2024. Under this stock repurchase program, the Company is authorized to repurchase up to $4.0 million of its outstanding shares of common stock from time to time in the open market, based on prevailing market prices, or in privately negotiated transactions.
Subsequent to December 31, 2023, the Company announced that its Board of Directors approved a new stock repurchase program, authorizing the Company to purchase up to $1.5 million of the Company’s issued and outstanding common stock over a period of 12 months expiring on January 26, 2025.
The actual timing, number and value of shares repurchased under the Company’s stock repurchase programs will depend on a number of factors, including constraints specified in any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 and limitations imposed on repurchases made pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, price, general business and market conditions, and alternative investment opportunities.

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
We originated $53.1 million and $125.6 million of one-to-four family residential mortgage loans during the years ended December 31, 2023 and 2022, respectively. We had no purchases of one-to-four family residential mortgage loans during the years ended December 31, 2023 and 2022. During those two years, we sold $17.1 million and $20.3 million, respectively, of one-to-four family residential mortgage loans.
Our strategic plan targets consumers, small- and medium-size businesses, and professionals in our market area for loans and deposits. In managing the size of, and concentrations within, our loan portfolio we typically focus on including a significant amount of commercial business and commercial and multifamily real estate loans. A significant portion of our commercial business and commercial and multifamily real estate loans have adjustable rates, higher yields and shorter terms, and higher credit risk than traditional residential fixed-rate mortgage loans. During 2022 and continuing through 2023, however, due to a generally illiquid jumbo loan market for residential mortgage loans, we retained a higher proportion of these jumbo loans than we have historically, resulting in commercial business and commercial and multifamily real estate loans making up a lower percentage of our overall portfolio. Our commercial loan portfolio (commercial and multifamily real estate and commercial business loans) totaled $336.0 million or 37.5% of our loan portfolio at December 31, 2023, down slightly from $337.2 million or 38.9% of our loan portfolio at December 31, 2022. Our consumer loan portfolio, which includes manufactured and floating homes and other consumer loans, increased to $130.9 million or 14.6% of our loan portfolio at December 31, 2023, from $119.3 million or 13.8% of our loan portfolio at December 31, 2022.
Our operating revenues are derived principally from earnings on interest-earning assets, service charges and fees, and gains on the sale of loans. The ongoing high interest rate environment is expected to continue to exert downward pressure on our net gain on sale of loans, as well as keep borrowing costs elevated, which may adversely affect our net interest income and net interest margin in 2024. To meet our funding requirements, we rely on various sources, including deposits (both retail and brokered), advances from the Federal Home Loan Bank (“FHLB”), borrowings through the Federal Reserve, and payments received on loans and securities. We offer a diverse range of deposit accounts to our customers, including savings, money market, NOW (negotiable order of withdrawal), interest-bearing and noninterest-bearing demand accounts, as well as certificates of deposit. This variety of deposit accounts provides customers with flexibility in terms of interest rates and terms to suit their financial preferences.
The provision for credit losses, or the release of such provision, is essential for establishing the ACL at a level sufficient to cover estimated lifetime credit losses in our loan portfolio, including unfunded loan commitments. An increase in our loan portfolio or a rise in estimated lifetime credit losses may result in additional provisions for credit losses, thereby decreasing net income. However, improvements in loan risk ratings, increased property values, or recoveries of previously charged-off amounts may partially or fully offset the required increase in the ACL due to factors such as loan growth or an increase in estimated lifetime losses on loans and unfunded loan commitments.

We recorded a release of provision for credit losses of $273 thousand for the year ended December 31, 2023, consisting of a provision for credit losses on loans of $564 thousand and a release of credit losses on unfunded commitments of $837 thousand, compared to a provision of $1.2 million for the year ended December 31, 2022. The provision for credit losses on loans primarily relates to the mix of the loan portfolio and improved credit quality, partially offset by the increase in the balance of the loan portfolio and adjustments applied to certain loan portfolios within our forecast related to interest rate risk. The release of credit losses on unfunded loan commitments related to construction advances funding and moving into the ACL for loans. The increase in construction advances in the loans held-for-portfolio balance were offset by declines in our commercial construction portfolio as projects were completed.
Effective January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, also known as CECL. CECL replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. As a result of the change in methodology from the incurred loss model to the CECL model, on January 1, 2023, the Company recorded a one-time upward adjustment to the ACL for loans of $760 thousand and to the ACL for unfunded loan commitments of $695 thousand, and an after-tax decrease to opening retained earnings of $1.1 million. See “Note 2—Accounting Pronouncements Recently Issued or Adopted” in the Notes to Consolidated Financial Statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K.
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

Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with GAAP. In doing so, we must make estimates and assumptions. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. We have reviewed our critical accounting estimates with the audit committee of our Board of Directors.
See "Note 1—Organization and Significant Accounting Policies" in the Notes to Consolidated Financial Statements contained in "Part II. Item 8. Financial Statements and Supplementary Data" of this report on Form 10-K for a summary of significant accounting policies.
Allowance for Credit Losses. Effective January 1, 2023, we maintain an ACL in accordance with ASC 326. The ACL is measured using the CECL approach for financial instruments measured at amortized cost and other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable forecasts. The ACL consists of two elements: (1) identification of loans that do not share risk characteristics with collectively evaluated loan pools are individually analyzed for expected credit loss and (2) establishment of an ACL for collectively evaluated loan pools based upon loans that share similar risk characteristics.
We estimate the ACL using relevant and reliable information from internal and external sources, related to past events, current conditions, and a reasonable and supportable forecast. The ACL is measured on a collective (segment) basis when similar risk characteristics exist. Historical credit loss experience for both the Company and segment-specific peers provides the basis for the estimate of expected credit losses. Segments are based upon federal call report segmentation.

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. As part of our continuous enhancement to the ACL methodology, during the year ended December 31, 2023, an assessment of the loss rates utilized for each segment was performed and updated to use peer loss rates. Additionally, we enhanced the inputs related to our reasonable and supportable forecast through the inclusion of a quantitative model as part of our forecast which replaced a previous qualitative method. This change in the ACL is considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments should be made prospectively.
While our policies and procedures used to estimate the ACL, as well as the resulting provision for credit losses reported in the Consolidated Statements of Income, are reviewed periodically by regulators, model validators and internal audit, they are necessarily approximate and imprecise. There are factors beyond our control, such as changes in projected economic conditions, real estate markets or particular industry conditions which may materially impact asset quality and the adequacy of the ACL and thus the resulting provision for credit losses.
This analysis is prepared utilizing a qualitative scorecard framework, which establishes bounds for the estimation of loss between zero (“Low Watermark”) and a maximum loss rate (“High Watermark”) for each segment. The Low Watermark is indicative of zero credit losses. The High Watermark is established by utilizing the same historical loss rate model used to establish modified loss rates, which included assuming a worse-case economic environment into the existing model. Risk levels categorized as minor, moderate, major, no change, and improvement, segment the gap between the Low Watermark and High Watermark. In evaluating the results from the sensitivity analysis, the sensitivity by qualitative factor adjustment provided the largest change in the ACL. If all qualitative factors were adjusted from the base model to the High Watermark, the estimated ACL on loans would increase to $32.8 million (3.28%). However, after thorough consideration of all relevant information, management assessed our current and forecasted conditions to estimate pooled loan losses to fall between the base model of $6.7 million (0.75%) and if all qualitative factors were assigned a minor risk level of $15.4 million (1.72%). This evaluation included an assessment of changes to business risks and alignment with the Company’s strategy and objectives. Management determined that the overall strategy and objectives of the Company did not deviate during the quarter compared to the look-back period. The historical look-back period and loss rate serve as the foundation of the ACL methodology, considering both our loss history and a group of peers’ loss rate. There is no historical or recent experience indicating notable variances from management’s assessments.
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
This analysis is prepared utilizing an interest rate shock of +/- 300 basis points to determine the sensitivity of the prepayment speeds and the change in market value as a result of changes to the weighted average life. If interest rates were to decrease by 300 basis points the prepayment speed of our variable rate portfolio would increase at a faster pace than if interest rates were to increase 300 basis points, while our fixed portfolio would have a smaller change in the prepayment speeds with the same change in rates. In a +/- 300 basis point rate shock, the weighted average life would fluctuate between 7.98 years and 6.12 years, respectively. Additionally, the model utilizes a High Value, Medium Value and Low Value to determine the discount rate used in to the estimate of fair value of the MSR portfolio. Management elected to apply the High Value based on prior comparison of separate third-party pricing services that closely aligned with that valuation. If the entire portfolio were estimated using the Low Value, the fair value of the MSR portfolio would decrease by approximately $663 thousand. There is no historical or recent experience indicating notable variances from management’s assumptions.

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
Focusing on Asset Quality.  We believe that strong asset quality is a key to our long-term financial success. We are focused on monitoring existing performing loans, resolving nonperforming assets and selling foreclosed assets. Nonperforming assets were $4.1 million, or 0.42% of total assets, at December 31, 2023 compared to $3.6 million or 0.37% of total assets, at December 31, 2022. We continually seek to reduce the level of nonperforming assets through collections, modifications and sales of OREO. We also take proactive steps to resolve our non-performing loans, including negotiating payment plans, forbearances, loan modifications and loan extensions on delinquent loans when such actions have been deemed appropriate. Our goal is to maintain or improve upon our level of nonperforming assets by managing all segments of our loan portfolio in order to proactively identify and mitigate risk.
Improving Earnings by Expanding Product Offerings. We intend to prudently maintain the percentage of our assets consisting of higher-yielding commercial and multifamily real estate and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest-rate fluctuations than one-to-four family mortgage loans, while maintaining our focus on residential lending. In addition, we continue to focus on consumer products, such as floating and manufactured home loans. With our long experience and expertise in residential lending we believe we can be effective in capturing mortgage banking opportunities and grow consumer deposits. We continue to develop correspondent relationships to sell nonconforming mortgage loans servicing released. We also intend to selectively add products to further diversify revenue sources and to capture more of each client's banking relationship by offering additional services. We continue to refine our products and services for additional business and to automate services, such as automating consumer loan originations this past year, in an effort to improve customer service. We intend to further build relationships with medium and small businesses through new and improving existing service offerings, including remote deposit.
Emphasizing Lower Cost Core Deposits to Manage the Funding Costs of Our Loan Growth.  Our strategic focus is to emphasize total relationship banking with our clients to internally fund our loan growth. We also emphasize reducing wholesale funding sources, including FHLB advances, through the continued growth of core deposits. We believe that a continued focus on client relationships will help increase the level of core deposits and retail certificates of deposit from consumers and businesses in our market area. We intend to increase demand deposits by growing retail and business banking relationships. New technology and services are generally reviewed for business development and cost saving opportunities. We continue to experience growth in client use of our online and mobile banking services, which allow clients to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying, while providing our clients greater flexibility and convenience in conducting their banking. In addition to our retail branches, we maintain state of the art technology-based products, such as business cash management, business remote deposit products, business and consumer mobile banking applications and consumer remote deposit products. Total deposits increased to $826.5 million at December 31, 2023, from $808.8 million at December 31, 2022. However, core deposits, which we define as our non-time deposit accounts and time deposit accounts of less than $250 thousand, decreased $30.0 million to $715.7 million at December 31, 2023, from $745.7 million at December 31, 2022. As a result of the decreased liquidity from core deposits, we increased our rates paid on certificates of deposit and borrowed against our FHLB lines of credit.
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

Comparison of Financial Condition at December 31, 2023 and December 31, 2022

	As of December 31,
	2023	2022
Selected Financial Condition Data:
Total assets	$995,221	$976,351
Cash and cash equivalents	49,690	57,836
Total loans held for portfolio, net	885,718	858,382
Loans held-for-sale	603	—
AFS securities, at fair value	8,287	10,207
HTM securities, at amortized cost	2,166	2,199
Bank-owned life insurance (“BOLI”), net	21,860	21,314
OREO and repossessed assets, net	575	659
FHLB stock, at cost	2,396	2,832
Total deposits	826,539	808,763
Borrowings	40,000	43,000
Subordinated notes, net	11,717	11,676
Stockholders' equity	100,654	97,705
General.  Total assets increased by $18.9 million, or 1.9%, to $995.2 million at December 31, 2023, from $976.4 million at December 31, 2022. The increase was primarily a result of an increase in loans held-for-portfolio, partially offset by lower balances in cash and cash equivalents and decreases in investment securities.
Cash and Securities.  Cash, cash equivalents, AFS securities and HTM securities decreased by $10.1 million, or 14.4%, to $60.1 million at December 31, 2023 compared to the prior year. Cash and cash equivalents decreased $8.1 million, or 14.1%, to $49.7 million at December 31, 2023 compared to the prior year-end due to the increase in loans held-for-portfolio exceeding increases in deposits and the deployment of excess cash earning a nominal yield into higher earning loans and investments. AFS securities decreased $1.9 million, or 18.8%, to $8.3 million at December 31, 2023 from the year end 2022, primarily due to the maturity of $1.6 million in treasury securities in the first quarter of 2023, regularly scheduled payments and maturities, and net unrealized losses resulting from the increases in market interest rates during the past 12 months. HTM securities totaled $2.2 million at December 31, 2023 and 2022, and consisted of municipal bonds and agency mortgage-backed securities.
Loans.  Loans held-for-portfolio increased $28.6 million, or 3.3%, to $896.2 million at December 31, 2023 from $867.6 million at December 31, 2022, with increases across all loan categories, excluding commercial business loans. The increase in loans held-for-portfolio primarily resulted from focused marketing campaigns, increased utilization of digital marketing tools and the addition of experienced lending staff, which resulted in continued strong loan demand, as well as slower prepayments. Loans held-for-sale increased to $603 thousand at December 31, 2023 from zero at December 31, 2022 primarily due to timing of originations.

The following table reflects the changes in the loan mix, excluding premiums and deferred fees, of our portfolio at December 31, 2023, as compared to December 31, 2022 (dollars in thousands):

	December 31,		Amount	Percent
	2023	2022	Change	Change
One-to-four family	$279,448	$274,638	$4,810	1.8%
Home equity	23,073	19,548	3,525	18.0
Commercial and multifamily	315,280	313,358	1,922	0.6
Construction and land	126,758	116,878	9,880	8.5
Manufactured homes	36,193	26,953	9,240	34.3
Floating homes	75,108	74,443	665	0.9
Other consumer	19,612	17,923	1,689	9.4
Commercial business	20,688	23,815	(3,127)	(13.1)
Total loans	$896,160	$867,556	$28,604	3.3
The increase in one-to-four family loans was partially driven by an increase in short-term bridge loans and related party loans, while the increase in home equity loans was primarily driven by homeowners utilizing the equity in their homes. The increase in manufactured home loans can be attributed to the affordability of these homes in the current market, coupled with internal efficiencies in how we process these loans. The increase in other consumer loans was a result of high demand attributable to successful marketing campaigns.We also experienced increases in our commercial and multifamily real estate and floating homes loan portfolios. These increases were partially offset by a decrease in commercial business loans, which decreased $3.1 million or 13.1% to $20.7 million, primarily from lower outstanding balances on lines of credit and paydowns exceeding new originations.
The loan portfolio remains well-diversified with commercial and multifamily real estate loans accounting for 35.2% of the portfolio, one-to-four family real estate loans, including home equity loans, accounting for approximately 33.8% of the portfolio and consumer loans, consisting of manufactured homes, floating homes, and other consumer loans, accounting for 14.6% of the total loan portfolio at December 31, 2023. Construction and land loans accounted for 14.1% of the portfolio and commercial business loans accounted for the remaining 2.3% of the portfolio at December 31, 2023.
Nonperforming Assets.  Nonperforming assets, which are comprised of nonperforming loans (nonaccrual loans and nonperforming modified loans to troubled borrowers) and OREO and repossessed assets, increased $514 thousand, or 14.2%, to $4.1 million, or 0.42% of total assets, at December 31, 2023 from $3.6 million, or 0.37% of total assets, at December 31, 2022.
The table below sets forth the amount of nonperforming assets at the dates indicated (dollars in thousands):

	Nonperforming Assets
	December 31, 2023	December 31, 2022	Amount Change	Percent Change
Total nonperforming loans	$3,556	$2,958	$598	20.2%
OREO and repossessed assets	575	659	(84)	(12.7)
Total nonperforming assets	$4,131	$3,617	$514	14.2%

The increase in nonperforming assets primarily was due to a $2.1 million business term loan, $649 thousand in four one-to-four family real estate loans, and $142 thousand in two manufactured home loans being placed on nonaccrual status, partially offset by the payoff of $1.5 million in nonperforming one-to-four family real estate loans related to a single borrower, the write-off of one residential property for $84 thousand, and other payoffs and normal amortization. Our largest nonperforming loan relationship at December 31, 2023 consisted of one business term loan totaling $2.1 million, which was well secured by collateral currently listed for sale and we expect to be repaid in full. In addition, there were five manufactured home loans, two home equity loans, two other consumer loans, and nine additional one-to-four family loans classified as nonperforming at December 31, 2023. Nonperforming loans were 0.40% of total loans at December 31, 2023, compared to 0.34% of total loans at December 31, 2022. We had no loans delinquent 90 days or more and still accruing at December 31, 2023 and 2022.

Allowance for Credit Losses.  The following table reflects the adjustments in our ACL during the periods indicated (dollars in thousands):

	Year Ended December 31,
	2023	2022
ACL — Loans:
Balance at beginning of period	$7,599	$6,306
Impact of adoption of ASU 2016-13	760	—
Charge-offs	(204)	(124)
Recoveries	41	192
Net (charge-offs) recoveries	(163)	68
Provision for credit losses	564	1,225
Balance at end of period	$8,760	$7,599
ACL - Unfunded Loan Commitments:
Balance at beginning of period	335	404
Impact of adoption of ASU 2016-13	695	—
Release of credit losses	(837)	(69)
Balance at end of period	193	335
ACL	$8,953	$7,934
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.02)%	0.01%
The ACL for loans increased $1.2 million, or 15.3%, to $8.8 million at December 31, 2023, from $7.6 million at December 31, 2022, while the ACL for unfunded loan commitments decreased $143 thousand, or 42.4% to $193 thousand at December 31, 2023, from $335 thousand at December 31, 2022. The change in methodology from the incurred loss model to the CECL model on January 1, 2023, resulted in a one-time upward adjustment to the ACL for loans of $760 thousand and an ACL for unfunded loan commitments of $695 thousand. Furthermore, construction advances outstanding at December 31, 2022, and funded during the year ended December 31, 2023, led to a reduction in the ACL for unfunded loan commitments and an increase in the ACL for loans. As we continued to refine our model for calculating the ACL, the loss rates utilized in the model standardized through the use of additional peer group data, with the largest adjustments seen in the construction segments. The model incorporates economic variables, the impact of inflation and adjustments to the forecast related to the interest rate environment, applied to certain loan portfolios, which contributed to the change in the provision for credit losses from December 31, 2022. See “Comparison of Results of Operations for the Years Ended December 31, 2023 and 2022 — Provision for Credit Losses.”
Mortgage Servicing Rights.  The fair value of MSRs was $4.6 million at December 31, 2023, compared to $4.7 million at December 31, 2022. We record MSRs on loans sold with servicing retained and upon acquisition of a servicing portfolio. MSRs are carried at fair value. If the fair value of our MSRs fluctuates significantly, our financial results could be materially impacted.
Deposits. Total deposits increased $17.8 million, or 2.2%, to $826.5 million at December 31, 2023 from $808.8 million at December 31, 2022. The increase in deposits was a result of an increase in certificate accounts and money market accounts, including $5.0 million of brokered deposits. These funds were primarily used to fund organic loan growth. However, this increase was partially offset by decreases in noninterest-bearing and interest-bearing demand accounts and savings accounts as interest rate sensitive clients moved a portion of their non-operating deposit balances from lower costing deposits, including noninterest-bearing deposits, into higher costing money market and time deposits. Noninterest-bearing demand balances (including escrow accounts) decreased $46.5 million, or 26.8%, to $126.7 million at December 31, 2023, compared to $173.2 million at December 31, 2022. Noninterest-bearing (including escrow accounts) deposits represented 15.3% of total deposits at December 31, 2023, compared to 21.4% at December 31, 2022.

A summary of deposit accounts with the corresponding weighted-average cost at December 31, 2023 and 2022 is presented below (dollars in thousands):

	December 31, 2023		December 31, 2022
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$124,135	—%	$170,549	—%
Interest-bearing demand	168,345	0.75	254,982	0.21
Savings	69,461	0.07	95,641	0.05
Money market	154,044	1.39	74,639	0.28
Certificates of deposit	307,962	3.45	210,305	0.97
Escrow(1)	2,592	—	2,647	—
Total	$826,539	1.64%	$808,763	0.37%
(1)Escrow balances shown in noninterest-bearing deposits on the Consolidated Balance Sheets.
Scheduled maturities of time deposits at December 31, 2023, are as follows (in thousands):

Year Ending December 31,	Amount
2024	$249,457
2025	51,065
2026	4,996
2027	1,472
2028	972
Thereafter	—
$307,962
Savings, demand, and money market accounts have no contractual maturity. Certificates of deposit have maturities of five years or less.
Deposit amounts in excess of $250,000 are not federally insured. As of December 31, 2023, uninsured deposits totaled $140.1 million, which represented 17.0% of total deposits, as compared to uninsured deposits of $161.9 million, or 20.0% of total deposits as of December 31, 2022. The aggregate amount of time deposits in denominations of more than $250,000 at December 31, 2023 and December 31, 2022, totaled $88.3 million and $56.1 million, respectively. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. The decrease in total uninsured deposits primarily related to the increased customer use of deposit insurance products, such as ICS® (Insured Cash Sweep) and CDARS® (Certificate of Deposit Registry Service), that reduced the level of uninsured deposits following the failures of some banks during 2023.
Borrowings.  FHLB advances decreased to $40.0 million at December 31, 2023, while reaching a high of $92.0 million during 2023, as we utilized our FHLB line of credit to offset fluctuations in deposits for funding needs.  There were $43.0 million of FHLB advances at December 31, 2022. FHLB advances are primarily used to support organic loan growth and to maintain liquidity ratios in line with our asset/liability objectives. FHLB advances outstanding at December 31, 2023 had maturities ranging from late 2024 through early 2028.  Subordinated notes, net totaled $11.7 million at December 31, 2023 and 2022. For additional information regarding our borrowings, see “Note 10—Borrowings, FHLB Stock and Subordinated Notes” in the Notes to Consolidated Financial Statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K.
Stockholders' Equity.  Total stockholders’ equity increased $2.9 million, or 3.0%, to $100.7 million at December 31, 2023, from $97.7 million at December 31, 2022. This increase primarily reflects $7.4 million in net income for the year ended December 31, 2023 and unrealized gains on our securities portfolio resulting in other comprehensive income, net of tax, of $129 thousand, partially offset by the payment of cash dividends of $1.9 million to common stockholders and the repurchase of $2.1 million of common stock during the year ended December 31, 2023. In addition, stockholders’ equity at December 31, 2023 was negatively impacted by the adoption of CECL in the first quarter of 2023, which resulted in an after-tax decrease to opening retained earnings of $1.1 million.

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

	Year Ended December 31,
	2023			2022
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$870,227	$46,470	5.34%	$783,372	$38,177	4.87%
Investments	13,661	518	3.79	13,988	383	2.74
Cash and cash equivalents	74,708	3,621	4.85	110,344	1,235	1.12
Total interest-earning assets (1)	958,596	50,609	5.28%	907,704	39,795	4.38
Interest-bearing liabilities:
Savings and money market accounts	194,810	2,783	1.43	188,478	211	0.11
Demand and NOW accounts	204,922	736	0.36	295,919	690	0.23
Certificate accounts	280,238	10,617	3.79	129,011	2,049	1.59
Subordinated notes	11,698	672	5.74	11,653	672	5.77
Borrowings	43,977	1,951	4.44	27,273	878	3.22
Total interest-bearing liabilities	735,645	16,759	2.28%	652,334	4,500	0.69%
Net interest income		$33,850			$35,295
Net interest rate spread			3.00%			3.69%
Net earning assets	$222,951			$255,370
Net interest margin			3.53%			3.89%
Average interest-earning assets to average interest-bearing liabilities		130.31%			139.15%
Total deposits	834,418	14,136	1.69%	803,521	2,950	0.37%
Total funding(2)	890,093	16,759	1.88%	842,447	4,500	0.53%
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

	Year Ended December 31, 2023 vs. 2022
	Increase (Decrease) due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:
Loans	$4,638	$3,655	$8,293
Investments	(12)	147	135
Interest-bearing cash	(1,727)	4,113	2,386
Total interest-earning assets	2,899	7,915	10,814
Interest-bearing liabilities:
Savings and Money Market accounts	90	2,482	$2,572
Demand and NOW accounts	(327)	373	46
Certificate accounts	5,729	2,839	8,568
Subordinated notes	3	(3)	—
Borrowings	741	332	1,073
Total interest-bearing liabilities	$6,236	$6,023	$12,259
Change in net interest income			$(1,445)

Comparison of Results of Operation for the Years Ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022
Selected Operations Data:
Total interest income	$50,609	$39,795
Total interest expense	16,759	4,500
Net interest income	33,850	35,295
(Release of) provision for credit losses	(273)	1,156
Net interest income after provision for loan losses	34,123	34,139
Service charges and fee income	2,527	2,368
Earnings on cash surrender value of BOLI	1,179	219
Mortgage servicing income	1,179	1,242
Fair value adjustment on mortgage servicing rights ("MSRs")	(219)	207
Net gain on sale of loans	340	546
Total noninterest income	5,006	4,582
Salaries and benefits	17,135	16,415
Operations expense	6,095	5,881
Occupancy expense	1,810	1,737
Net losses and expenses on OREO and repossessed assets	13	—
Other noninterest expense	5,076	3,812
Total noninterest expense	30,129	27,845
Income before provision for income taxes	9,000	10,876
Provision for income taxes	1,561	2,072
Net income	$7,439	$8,804
General. Net income decreased $1.4 million, or 15.5%, to $7.4 million, or $2.86 per diluted common share, for the year ended December 31, 2023, compared to $8.8 million, or $3.35 per diluted common share, for the year ended December 31, 2022. The decrease was primarily a result of a $1.4 million decrease in net interest income and a $2.3 million increase in noninterest expense, partially offset by a $1.4 million decrease in provision for credit losses and a $424 thousand increase in noninterest income.
Interest Income.  Interest income increased $10.8 million, or 27.2%, to $50.6 million for the year ended December 31, 2023, from $39.8 million for the year ended December 31, 2022, primarily due to higher average loan balances, a 47 basis point increase in the average loan yield, a 105 basis point increase in the average yield earned on investments, and a 373 basis point increase in cash and cash equivalents, partially offset by a lower average balance of investments, cash and cash equivalents.
Interest income on loans increased $8.3 million, or 21.7%, to $46.5 million for the year ended December 31, 2023, compared to $38.2 million for the year ended December 31, 2022, driven by higher average total loans and a 47 basis points increase in the average yield on loans. The average balance of total loans was $870.2 million for the year ended December 31, 2023, compared to $783.4 million for the year ended December 31, 2022, resulting from increased average balances related to all loan categories, except commercial business loans. The average yield on total loans was 5.34% for the year ended December 31, 2023, compared to 4.87% for the year ended December 31, 2022. The average yield on total loans increased primarily due to variable rate loans adjusting to higher market interest rates and new loan originations at higher interest rates.
Interest income on the investment portfolio increased $135 thousand, or 35.25%, to $518 thousand for the year ended December 31, 2023, compared to $383 thousand for the year ended December 31, 2022. The increase was due to higher average yields, partially offset by lower average balances. The average yield on investments was 3.79% for the year ended December 31, 2023, compared to 2.74% for the year ended December 31, 2022, primarily due to the impact of rising rates.
Interest income on cash and cash equivalents increased $2.4 million, or 193.2%, to $3.6 million for the year ended December 31, 2023, compared to $1.2 million for the year ended December 31, 2022. The increase was due to higher average yields, partially offset by lower average balances. The average yield on cash and cash equivalents was 4.85% for the year ended December 31, 2023, compared to 1.12% for the year ended December 31, 2022, primarily due to the impact of rising rates.

Interest Expense.  Interest expense increased $12.3 million, or 272.4%, to $16.8 million for the year ended December 31, 2023, from $4.5 million for the year ended December 31, 2022, primarily as a result of an increase in the average balances and costs of deposits and borrowings
Interest expense on deposits increased $11.2 million, or 379.2%, to $14.1 million for the year ended December 31, 2023, compared to $3.0 million for the year ended December 31, 2022. The increase was primarily the result of an increase in the average balance of certificate accounts, as well as higher average rates paid on all interest-bearing deposits, partially offset by a $84.7 million decrease in the average balance of interest-bearing deposits other than certificate accounts. The average cost of total deposits increased 132 basis points to 1.69% for the year ended December 31, 2023, from 0.37% for the year ended December 31, 2022.
Interest expense on borrowings, comprised solely of FHLB advances, was $2.0 million for the year ended December 31, 2023, compared to $878 thousand for the year ended December 31, 2022, reflecting the increased use of FHLB advances to supplement our liquidity needs. The cost of FHLB advances increased 122 basis points to 4.44% for the year ended December 31, 2023, compared to 3.22% for the year ended December 31, 2022. The average balance of FHLB advances was $44.0 million for the year ended December 31, 2023, compared to $27.3 million for the year ended December 31, 2022. Interest expense on subordinated notes was $672 thousand for both the year ended December 31, 2023 and the year ended December 31, 2022.
Net Interest Income.  Net interest income decreased $1.4 million, or 4.1%, to $33.9 million for the year ended December 31, 2023, from $35.3 million for the year ended December 31, 2022. Net interest margin was 3.53% and 3.89% for the year ended December 31, 2023 and 2022, respectively. The decrease in net interest income primarily resulted from an increase in the average balances of and rates paid on deposits and borrowings, partially offset by higher average balances and yields earned on interest-earning assets. The decrease in net interest margin primarily was due to funding costs increasing at a faster pace than the average yields earned on interest-earning assets and an increase in the average balance of interest earning assets.
Since March 2022, in response to inflation, the Federal Open Market Committee of the Federal Reserve has increased the target range for the federal funds rate by 525 basis points, including 100 basis points during 2023, to a range of 5.25% to 5.50% as of December 31, 2023.
Provision for Credit Losses.
The following table reflects the components of the provision for (release of) credit losses during the periods indicated (dollars in thousands):

	Year Ended December 31,
	2023	2022
Provision for credit losses on loans	$564	$1,225
(Release of) provision for credit losses on unfunded loan commitments	(837)	(69)
(Release of) provision for credit losses	$(273)	$1,156
The change in the provision for (release of) credit losses for 2023 from 2022 resulted primarily from changes in methodology used to reserve for credit losses. The Company adopted the CECL standard as of January 1, 2023. All amounts prior to January 1, 2023 were calculated using the previously incurred loss methodology to compute our allowance for loan losses, which is not directly comparable to the new CECL methodology. During the year ended December 31, 2023, the provision for credit losses on loans primarily relates to the mix of the loan portfolio and improved credit quality, partially offset by the increase in the balance of the loan portfolio and adjustments applied to certain loan portfolios within our forecast related to interest rate risk. The release of credit losses on unfunded loan commitments resulted from a decrease in unfunded loan commitments at December 31, 2023, compared to the prior year-end. Net charge-offs for the year ended December 31, 2023 totaled $163 thousand, compared to net recoveries of $68 thousand for the year ended December 31, 2022.
Under CECL, the provision for credit losses for the year ended December 31, 2023 reflects assumptions related to our forecast concerning the economic environment as a result of local, national and global events. In addition, expected loss estimates consider various factors, including customer-specific information, changes in risk ratings, projected delinquencies, and the impact of economic conditions on borrowers' ability to repay.
While we believe the estimates and assumptions used in our determination of the adequacy of the ACL are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not have a material adverse impact on our financial condition and results of operations. A deterioration in national and local economic conditions due to such factors as inflation, a recession or slowed economic growth, among others, may lead to a material increase in the provision for credit losses, which could have a material adverse impact on our financial condition and results of operations. In addition, the determination of the amount of our ACL is subject to review by bank regulators as part of the routine examination process, which may result in the adjustment to the ACL based upon their judgment of information available to them at the time of their examination.
Noninterest Income.  Noninterest income increased $424 thousand, or 9.3%, to $5.0 million for the year ended December 31, 2023, as compared to $4.6 million for the year ended December 31, 2022, as reflected below (dollars in thousands):

	Year Ended December 31,		Amount Change	Percent Change
	2023	2022
Service charges and fee income	$2,527	$2,368	$159	6.7%
Earnings on cash surrender value of BOLI	1,179	219	960	438.4
Mortgage servicing income	1,179	1,242	(63)	(5.1)
Fair value adjustment on MSRs	(219)	207	(426)	(205.8)
Net gain on sale of loans	340	546	(206)	(37.7)
Total noninterest income	$5,006	$4,582	$424	9.3%
The increase in noninterest income during the year ended December 31, 2023, compared to 2022 primarily was due to a $960 thousand increase in earnings on BOLI reflecting $567 thousand in death benefits paid under our BOLI policies and an increase in the cash surrender value due to recent price increases in the securities markets. Additionally, service fees and fee income increased $159 thousand, which included $66 thousand in miscellaneous income related to an agreement with Mastercard and an insurance settlement received during the second quarter of 2023 on a prior OREO property. These increases were partially offset by a $426 thousand downward adjustment in the fair value of MSRs due to higher market interest rates, a $206 thousand decrease in net gain on sale of loans resulting from lower mortgage activity and a $63 thousand decline in mortgage servicing income due to the size of the servicing portfolio shrinking at a faster rate than we are replacing the loans due to the current interest rate environment. Loans sold during the year ended December 31, 2023, totaled $19.2 million, compared to $20.9 million during the year ended December 31, 2022.
Noninterest Expense.  Noninterest expense increased $2.3 million, or 8.2%, to $30.1 million during the year ended December 31, 2023, compared to $27.8 million during the year ended December 31, 2022, as reflected below (dollars in thousands):

	Year Ended December 31,		Amount Change	Percent Change
	2023	2022
Salaries and benefits	$17,135	$16,415	$720	4.4%
Operations	6,095	5,881	214	3.6
Regulatory assessments	688	452	236	52.2
Occupancy	1,810	1,737	73	4.2
Data processing	4,388	3,360	1,028	30.6
Net loss and expenses on OREO and repossessed assets	13	—	13	(100.0)
Total noninterest expense	$30,129	$27,845	$2,284	8.2%
Salaries and benefits increased primarily due to higher wages, hiring for strategic initiatives, higher medical expenses and lower deferred compensation, partially offset by a decrease in incentive compensation and commissions related to a decline in loan origination activity during the year ended December 31, 2023 as compared to 2022. Operations expense increased primarily due to increases in various accounts including legal fees, audit fees, state and local taxes, charitable contributions, office expenses and costs related to our deposit products, specifically debit card processing expenses, partially offset by lower marketing costs, professional fees (tax and consulting) and loan origination fees. Regulatory assessments rose due to an increase in our deposit insurance assessment rate at the beginning of 2023 and our increased asset size. Data processing expense increased due to software-related costs for new technology being implemented at the Bank and higher processing charges related to a higher volume of transactional activity.

The efficiency ratio for the year ended December 31, 2023 was 77.54%, compared to 69.83% for the year ended December 31, 2022, due to higher noninterest expense and lower overall revenue in 2023.
Income Tax Expense. The provision for income taxes decreased $511 thousand, or 24.7% to $1.6 million for the year ended December 31, 2023, compared to $2.1 million for the year ended December 31, 2022 due to lower pre-tax income. The effective tax rates for the years ended December 31, 2023 and 2022 were 17.3% and 19.1%, respectively. The effective tax rate was lower in 2023 as a result of nontaxable income related to the BOLI death benefit received during 2023.

Capital and Liquidity
Capital. Stockholders’ equity totaled $100.7 million at December 31, 2023 and $97.7 million at December 31, 2022. In addition to net income of $7.4 million, other sources of capital during 2023 included $129 thousand of other comprehensive income, net of tax, $395 thousand in proceeds from stock option exercises and $450 thousand related to stock-based compensation. Uses of capital during 2023 included $1.9 million of dividends paid on common stock, $2.1 million of stock repurchases and $265 thousand of stock surrendered. In addition, stockholders' equity was negatively impacted by the adoption of CECL in the first quarter of 2023, which resulted in an after-tax decrease to opening retained earnings of $1.1 million.
We paid regular quarterly dividends aggregating $0.74 per common share during the year ended December 31, 2023 and regular quarterly dividends aggregating $0.68 per common share and a special dividend of $0.10 per common share during the year ended December 31, 2022. This equates to a dividend payout ratio of 25.7% in 2023 and 23.1% in 2022. The Company expects to continue its current practice of paying quarterly cash dividends on common stock, subject to the Board of Directors’ discretion to modify or terminate this practice at any time and for any reason. Assuming continued payment of cash dividends during 2024 at the current quarterly dividend rate of $0.19 per share, our total dividend paid each quarter would be approximately $486 thousand based on the number of our outstanding shares at December 31, 2023. The dividends, if any, we may pay in the future may be limited as more fully discussed under “Business—How We Are Regulated—Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of this Form 10-K.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to stockholders. Shares purchased under such plans may also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. In January 2024, the Board of Directors approved a new stock repurchase program authorizing the Company to purchase up to $1.5 million of the Company’s issued and outstanding common stock over a period of 12 months expiring on January 26, 2025. The actual timing, number and value of shares repurchased under this stock repurchase program will depend on a number of factors, including constraints specified pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC, prevailing stock prices, general business and market conditions, and alternative investment opportunities. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” contained in Item 5, Part II of this Form 10-K for additional information relating to stock repurchases.
Liquidity. Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of favorable movements in market interest rates. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The objective of our liquidity management is to manage cash flow and liquidity reserves so that they are adequate to fund our operations and to meet obligations and other commitments on a timely basis and at a reasonable cost. We seek to achieve this objective and ensure that funding needs are met by maintaining an appropriate level of liquid funds through asset/liability management, which includes managing the mix and time to maturity of financial assets and financial liabilities on our balance sheet. Our liquidity position is enhanced by our ability to raise additional funds as needed in the wholesale markets.
Asset liquidity is provided by liquid assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets generally include cash, interest-bearing deposits in banks, securities available for sale, maturities and cash flows from securities, sales of fixed rate residential mortgage loans in the secondary market and federal funds sold. Liability liquidity generally is provided by access to funding sources which include core deposits and advances from the FHLB and other borrowing relationships with third party financial institutions.
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

As of December 31, 2023, we had $58.0 million in cash, cash equivalents and AFS securities, and $603 thousand in loans held-for-sale. At December 31, 2023, we had the ability to borrow up to $181.4 million in FHLB advances (in addition to FHLB advances outstanding at that date) and up to $18.3 million through the Federal Reserve's discount window, in each case subject to certain collateral requirements. We had $40.0 million in outstanding advances with the FHLB at December 31, 2023 and no outstanding borrowings with the Federal Reserve at December 31, 2023. We also had available $20.0 million of credit facilities with other financial institutions, with no balance outstanding at December 31, 2023. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible. As of December 31, 2023, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us. For additional details, see “Note 10—Borrowings, FHLB Stock and Subordinated Notes” in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.
In the ordinary course of business, we enter into contractual obligations and have additional commitments to make future payments. These include payments related to (i) short and long-term borrowings (Note 10—Borrowings, FHLB Stock and Subordinated Notes), (ii) time deposits with stated maturity dates (Note 9—Deposits) (iii) operating leases (Note 12—Leases) and (iv) commitments to extend credit and standby letters of credit (Note 18—Commitments and Contingencies).
We incur capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on current capital allocation objectives, there are no projects scheduled for capital investments in premises and equipment during the year ending December 31, 2024 that would materially impact liquidity.
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
Sound Financial Bancorp is a holding company and does not conduct operations; its sources of liquidity are generally dividends up-streamed from Sound Community Bank, interest on investment securities, if any, and borrowings from outside sources. Banking regulations may limit the dividends that may be paid to us by Sound Community Bank. See, “Business — How We Are Regulated — Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of this Form 10-K. During the year ended December 31, 2020, the Company completed a private placement of $12.0 million in aggregate principal of subordinated notes resulting in net proceeds, after placement fees and offering expenses, of approximately $11.6 million. The Company contributed $5.5 million of the net proceeds from the sale of the subordinated notes to the Bank and retained the remaining net proceeds to be used for general corporate purposes. At December 31, 2023, Sound Financial Bancorp, on an unconsolidated basis, had $156 thousand in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.
See also the “Consolidated Statements of Cash Flows” included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K, for additional information regarding our sources and use of funds.

Regulatory Capital. Sound Community Bank is subject to minimum capital requirements imposed by regulations of the FDIC. Capital adequacy requirements are quantitative measures established by regulation that require Sound Community Bank to maintain minimum amounts and ratios of capital. Based on its capital levels at December 31, 2023, Sound Community Bank exceeded these requirements at that date. Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a "well-capitalized" status under the prompt corrective action capital categories of the FDIC.
Beginning January 2020, the Bank elected to use the CBLR framework. A bank that elects to use the CBLR framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act will generally be considered "well-capitalized" and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0%. At December 31, 2023, the Bank’s CBLR was 10.99%, which exceeded the minimum requirements. For additional details, see “Note 16—Capital” in the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" and "Item 1. Business—How We Are Regulated—Regulation of Sound Community Bank—Capital Rules" of this Form 10-K.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank-only basis and the Federal Reserve expects the holding company's subsidiary banks to be "well-capitalized" under the prompt corrective action regulations. If Sound Financial Bancorp were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2023, Sound Financial Bancorp would have exceeded all regulatory capital requirements. The estimated CBLR calculated for Sound Financial Bancorp at December 31, 2023 was 9.78%.

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
The purpose of the asset/liability committee is to communicate, coordinate, and control asset/liability management consistent with our business plan and board-approved policies. The committee establishes and monitors the volume and mix of assets and funding sources, considering the relative costs and spreads, interest-rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals.
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
A key element of our asset/liability management plan is to protect net earnings by managing the maturity or re-pricing mismatch between our interest-earning assets and our rate-sensitive liabilities. We seek to reduce exposure to earnings by extending funding maturities using FHLB advances, adjustable-rate loans and the sale of certain fixed-rate loans in the secondary market.
As part of our efforts to monitor and manage interest-rate risk, we maintain an interest-rate risk model and utilize software and resources provided by a third party. The model contains several assumptions that are based upon a combination of proprietary and market data that reflect historical results and current market conditions. These assumptions relate to interest rates, prepayments, deposit decay rates and the market value of certain assets under the various interest-rate scenarios. The model's capital at risk measure, also known as the Economic Value of Equity ("EVE"), evaluates the change in the projected EVE over a two-year period given an immediate increase or decrease in interest rates. The EVE presents a hypothetical valuation of equity and is defined as the present value of projected asset cash flows less the present value of projected liability cash flows. EVE values only the current position of the balance sheet at December 31, 2023, and therefore does not incorporate any new business assumptions that might be inherent in a simulation of net interest income. Our projections generally assume instantaneous parallel shifts upward and downward of the yield curve of 100, 200, 300 and 400 basis points (assuming the downward shift does not result in negative interest rates) occurring immediately. Management and the Board of Directors review these measurements on a quarterly basis to determine whether our interest-rate exposure is within the limits established by the Board of Directors.

Our asset/liability management strategy dictates acceptable limits on the amounts of percentage change in EVE based on given changes in interest rates. For interest rate increases and decreases of 100, 200, 300 and 400 basis points, our internal policy states that our EVE percentage change should not decrease greater than 10%, 20%, 25% and 30%.
As indicated in the following table (dollars in thousands), our EVE shows a liability sensitive position at December 31, 2023. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.

December 31, 2023
Change in Interest Rates in Basis Points (bps)	Economic Value of Equity			EVE Ratio %
	$ Amount	$ Change	% Change
+400	$110,130	$(30,325)	(21.59)%	13.5%
+300	118,670	(21,785)	(15.51)	14.1
+200	125,859	(14,596)	(10.39)	14.6
+100	132,900	(7,555)	(5.38)	14.9
0	140,455	—	—	15.4
-100	142,578	2,123	1.51	15.1
-200	139,213	(1,242)	(0.88)	14.4
-300	132,399	(8,056)	(5.74)	13.3
-400	$122,658	(17,797)	(12.67)	12.0%
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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Sound Financial Bancorp, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sound Financial Bancorp, Inc., and Subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses effective January 1, 2023, due to the adoption of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses (Topic 326). The Company adopted the new credit loss standard using the modified retrospective approach such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Credit Losses on Loans
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses on loans balance was $8.7 million at December 31, 2023. The allowance for credit losses is maintained to provide for estimated losses expected to occur over the estimated remaining life of the asset. The Company incorporates relevant and reliable information from internal and external sources related to past events, current conditions, and a reasonable and supportable forecast. The quantitative component of the reserve is calculated with a discounted cash flow model utilizing gross historical loss rates, adjusted for defaults, recoveries, expected prepayments, and an economic forecast based on unemployment. Qualitative factors are used to estimate additional losses related to risks that are not captured in the quantitative reserve and are based on management’s evaluation of available internal and external data. Qualitative factors include changes in lending standards, economic conditions, the nature and volume of loans, lending management delinquencies, the loan review system, the value of underlying collateral, the existence of concentrations, and the impact of other external factors.
We identified the auditing of the allowance for credit losses on loans, including management’s use of reasonable and supportable forecasts of future economic conditions in the discounted cash flow model, and the estimation of qualitative factors, both of which are used in the estimate, as a critical audit matter. Determination of the inputs into the discounted cash flow model involve significant management judgement based on selection of appropriate peer groups and management’s consideration of the forecast of relevant economic conditions. The qualitative factors are based on management’s evaluation of available internal and external data and involves significant management judgement. Auditing management’s judgments relating to the determination of loss rates and qualitative factors involved significant audit effort as well as especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.
How the Critical Audit Matter was Addressed in the Audit
The primary procedures we performed to address the critical audit matter included testing the Company’s process used by management to develop the estimate of the allowance for credit losses on loans by:
•Evaluating the appropriateness of the methodology used, including completeness and accuracy of the internal data and the relevance and reliability of the external data used in the calculation, application of the forecasted economic conditions, and qualitative factors determined by management and verifying calculations.
•Obtaining management’s analysis and supporting documentation related to the significant assumptions, including forecasted economic conditions, and evaluating whether the significant assumptions used in the forecasts are reasonable and supportable based on the analysis provided.
•Evaluating management’s analysis and supporting documentation related to the selection of the peer groups utilized in determining the quantitative component of the reserve are supported by the analysis provided by management.
•Obtaining management’s analysis of internal and external qualitative factors and evaluating the reasonableness of the qualitative factor adjustment used in the calculation.
/s/ Moss Adams LLP
Everett, Washington
March 21, 2024

We have served as the Company’s auditor since 2002.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$49,690	$57,836
Available-for-sale (“AFS”) securities, at fair value (amortized cost of $9,539 and $11,621 at December 31, 2023 and 2022, respectively)	8,287	10,207
Held-to-maturity (“HTM”) securities, at amortized cost (fair value of $1,787 and $1,810 at December 31, 2023 and 2022, respectively)	2,166	2,199
Loans held-for-sale	603	—
Loans held-for-portfolio	894,478	865,981
Allowance for credit losses (“ACL”) on loans	(8,760)	(7,599)
Total loans held-for-portfolio, net	885,718	858,382
Accrued interest receivable	3,452	3,083
Bank-owned life insurance (“BOLI”), net	21,860	21,314
Other real estate owned (“OREO”) and repossessed assets, net	575	659
Mortgage servicing rights (“MSRs”), at fair value	4,632	4,687
Federal Home Loan Bank ("FHLB") stock, at cost	2,396	2,832
Premises and equipment, net	5,240	5,513
Operating lease right of use assets, net	4,496	5,102
Other assets	6,106	4,537
Total assets	$995,221	$976,351
LIABILITIES
Deposits
Interest-bearing	$699,813	$635,567
Noninterest-bearing demand	126,726	173,196
Total deposits	826,539	808,763
Borrowings	40,000	43,000
Accrued interest payable	817	395
Operating lease liabilities	4,821	5,448
Other liabilities	9,563	8,318
Advance payments from borrowers for taxes and insurance	1,110	1,046
Subordinated notes, net	11,717	11,676
Total liabilities	894,567	878,646
COMMITMENTS AND CONTINGENCIES (Notes 12 and 18)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,549,427 and 2,583,619 issued and outstanding at December 31, 2023 and 2022, respectively	25	26
Additional paid-in capital	27,990	28,004
Retained earnings	73,627	70,792
Accumulated other comprehensive loss, net of tax	(988)	(1,117)
Total stockholders' equity	100,654	97,705
Total liabilities and stockholders' equity	$995,221	$976,351
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
INTEREST INCOME
Loans, including fees	$46,470	$38,177
Interest and dividends on investments, cash and cash equivalents	4,139	1,618
Total interest income	50,609	39,795
INTEREST EXPENSE
Deposits	14,136	2,950
Borrowings	1,951	878
Subordinated notes	672	672
Total interest expense	16,759	4,500
Net interest income	33,850	35,295
(RELEASE OF) PROVISION FOR CREDIT LOSSES	(273)	1,156
Net interest income after (release of) provision for credit losses	34,123	34,139
NONINTEREST INCOME
Service charges and fee income	2,527	2,368
Earnings on BOLI	1,179	219
Mortgage servicing income	1,179	1,242
Fair value adjustment on MSRs	(219)	207
Net gain on sale of loans	340	546
Total noninterest income	5,006	4,582
NONINTEREST EXPENSE
Salaries and benefits	17,135	16,415
Operations	6,095	5,881
Regulatory assessments	688	452
Occupancy	1,810	1,737
Data processing	4,388	3,360
Net loss and expenses on OREO and repossessed assets	13	—
Total noninterest expense	30,129	27,845
Income before provision for income taxes	9,000	10,876
Provision for income taxes	1,561	2,072
Net income	$7,439	$8,804
Earnings per common share:
Basic	$2.88	$3.39
Diluted	$2.86	$3.35
Weighted average number of common shares outstanding:
Basic	2,562,182	2,578,496
Diluted	2,581,702	2,613,414
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2023	2022
Net income	$7,439	$8,804
AFS securities:
Unrealized gains (losses) arising during the year	163	(1,590)
Income tax (expense) benefit related to unrealized gains (losses)	(34)	334
Other comprehensive income (loss), net of tax	129	(1,256)
Comprehensive income	$7,568	$7,548
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net of tax	Total Stockholders' Equity
Balance at December 31, 2022	2,583,619	$26	$28,004	$70,792	$(1,117)	$97,705
Impact of adoption of ASU No. 2016-13				(1,149)		(1,149)
Net income				7,439		7,439
Other comprehensive income, net of tax					129	129
Share-based compensation			450			450
Restricted stock awards issued	8,850					—
Cash dividends on common stock ($0.74 per share)				(1,913)		(1,913)
Common stock repurchased	(58,035)	(1)	(594)	(1,542)		(2,137)
Common stock surrendered	(6,799)		(265)			(265)
Restricted shares forfeited	(755)					—
Common stock options exercised	22,547		395			395
Balance at December 31, 2023	2,549,427	$25	$27,990	$73,627	$(988)	$100,654

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Total Stockholders' Equity
Balance at December 31, 2021	2,613,768	$26	$27,956	$65,237	$139	$93,358
Net income				8,804		8,804
Other comprehensive loss, net of tax benefit					(1,256)	(1,256)
Share-based compensation			475			475
Restricted stock awards issued	9,700					—
Cash dividends on common stock ($0.78 per share)				(2,031)		(2,031)
Common stock repurchased	(46,799)		(516)	(1,218)		(1,734)
Common stock surrendered	(3,541)		(134)			(134)
Restricted shares forfeited	(930)					—
Common stock options exercised	11,421		223			223
Balance at December 31, 2022	2,583,619	$26	$28,004	$70,792	$(1,117)	$97,705
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,439	$8,804
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net discounts on investments	81	73
(Reversal of) provision for credit losses	(273)	1,156
Depreciation and amortization	717	704
Compensation expense related to share based compensation	450	475
Fair value adjustment on MSRs	219	(207)
Right of use assets amortization	935	895
Increase in cash surrender value of BOLI	(612)	(219)
Net gain on BOLI death benefit	(567)	—
Deferred income tax	(467)	(149)
Net gain on sale of loans	(340)	(546)
Proceeds from sale of loans held-for-sale	19,335	21,251
Originations of loans held-for-sale	(19,762)	(19,550)
Net loss on OREO and repossessed assets	13	—
Change in operating assets and liabilities:
Accrued interest receivable	(369)	(866)
Other assets	(688)	(478)
Lease liabilities	(956)	(980)
Advances from borrowers for taxes and insurance	64	(320)
Accrued interest payable	422	195
Other liabilities	1,245	(184)
Net cash provided by operating activities	6,886	10,054
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	—	(4,380)
Proceeds from principal payments, maturities and sales of AFS securities	2,043	972
Purchase of HTM securities	—	(2,226)
Proceeds from principal payments, maturities and sales of HTM securities	33	27
Net increase in loans	(28,660)	(177,784)
Proceeds from death benefit of BOLI	633	—
Purchases of premises and equipment, net	(444)	(398)
Proceeds from sale of OREO and other repossessed assets	71	—
Net cash used in investing activities	(26,324)	(183,789)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	17,776	10,443
Proceeds from borrowings	40,000	43,000
Repayment of borrowings	(43,000)	—
FHLB stock redeemed (purchased)	436	(1,786)
Common stock repurchases	(2,137)	(1,734)
Dividends paid on common stock	(1,913)	(2,031)
Purchase of stock surrendered to pay tax liability	(265)	(134)
Proceeds from common stock option exercises	395	223
Net cash provided by financing activities	11,292	47,981
Net change in cash and cash equivalents	(8,146)	(125,754)
Cash and cash equivalents, beginning of period	57,836	183,590
Cash and cash equivalents, end of period	$49,690	$57,836
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$2,400	$2,010
Interest paid on deposits, borrowings and subordinated debt	16,337	4,305
ROU assets obtained in exchange for new operating lease liabilities	329	186
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1—Organization and Significant Accounting Policies
Sound Financial Bancorp, a Maryland corporation (“Sound Financial Bancorp”), is the parent holding company for its wholly owned subsidiary, Sound Community Bank (the “Bank”) and the Bank's wholly-owned subsidiary, Sound Community Insurance Agency, Inc. Substantially all of Sound Financial Bancorp's business is conducted through Sound Community Bank, a Washington state-chartered commercial bank. As a Washington commercial bank that is not a member of the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Bank's regulators are the Washington State Department of Financial Institutions (“WDFI”) and the Federal Deposit Insurance Corporation (“FDIC”). As a bank holding company, Sound Financial Bancorp is regulated by the Federal Reserve. Sound Financial Bancorp’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank. References to the “Company,” “we,” “us,” and “our” mean Sound Financial Bancorp and the Bank unless the context otherwise requires.
Subsequent events – The Company has evaluated subsequent events for potential recognition and disclosure. See “Note 21—Subsequent Events” for further information.
Basis of Presentation and Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and the fair value of MSRs.
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
Investment securities – Investment securities are classified as HTM securities or AFS securities. HTM securities are those securities that the Company has the positive intent and ability to hold until maturity. These securities are carried at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Securities not classified as HTM or trading are considered AFS securities. AFS securities may be sold to implement the Company's asset/liability management strategies and/or in response to changes in interest rates and similar factors. AFS securities are reported at fair value. Dividend and interest income on investment securities are recognized when earned.
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
Allowance for Credit Losses on Investment Securities (after adoption of ASC 326) – The ACL on investment securities is determined for both the HTM and AFS securities in accordance with Accounting Standards Codification (“ASC”) 326 - Financial Instruments - Credit Losses. For AFS securities, we perform a quarterly qualitative evaluation for securities in an unrealized loss position to determine if, for those investments in an unrealized loss position, the decline in fair value is credit related or non-credit related. In determining whether a security’s decline in fair value is credit related, we consider a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) downgrades in credit ratings; (iv) payment structure of the security, (v) the ability of the issuer of the security to make scheduled principal and interest payments and (vi) general market conditions, which reflect prospects for the economy as a whole, including interest rates and sector credit spreads. If it is determined that the unrealized loss can be attributed to credit loss, we record the amount of credit loss through a charge to provision for credit losses in current period earnings. However, the amount of credit loss recorded in current period earnings is limited to the amount of the total unrealized loss on the security, which is measured as the amount by which the security’s fair value is below its amortized cost. If we intend to sell, or it is likely we will be required to sell the security in an unrealized loss position, the total amount of the loss is recognized in current period earnings. For unrealized losses deemed non-credit related, we record the loss, net of tax, through accumulated other comprehensive income. For HTM securities, we evaluate at the end of each quarter whether any expected credit losses exist.
We determine expected credit losses on AFS and HTM securities through a discounted cash flow approach, using the security’s effective interest rate. However, as previously mentioned, the measurement of credit losses on AFS securities only occurs when, through our qualitative assessment, all or a portion of the unrealized loss is determined to be credit related. Our discounted cash flow approach incorporates assumptions about the collectability of future cash flows. The amount of credit loss is measured as the amount by which the security’s amortized cost exceeds the present value of expected future cash flows. Credit losses on AFS securities are measured on an individual basis, while credit losses on HTM securities are measured on a collective basis according to shared risk characteristics. Credit losses on HTM securities are only recognized at the individual security level when we determine a security no longer possesses risk characteristics similar to other HTM securities in the portfolio. We do not measure credit losses on an investment’s accrued interest receivable, but rather promptly reverse from current period earnings the amount of accrued interest that is no longer deemed collectable. Accrued interest receivable for investment securities is included in accrued interest receivable balances in the Consolidated Balance Sheets.
Loans held-for-sale – To mitigate interest-rate sensitivity, from time to time, certain fixed-rate mortgage loans are identified as held-for-sale in the secondary market. Accordingly, such loans are classified as held-for-sale in the Consolidated Balance Sheets and are carried at the lower of cost or estimated fair market value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Mortgage loans held-for-sale are generally sold with the mortgage servicing rights retained by the Company. Gains or losses on sales of loans are recognized based on the difference between the selling price and the carrying value of the related loans sold based on the specific identification method.
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
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balance adjusted for any charge-offs, the ACL, and any premiums, discounts, deferred fees or costs on origination of loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method over the contractual life of the loan for term loans or the straight-line method for open-ended loans.
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
Allowance for Credit Losses on Loans (after adoption of ASC 326) – The ACL is measured using the current expected credit losses (“CECL”) approach for financial instruments measured at amortized cost and other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable forecasts. The ACL consists of two elements: (1) identification of loans that do not share risk characteristics with collectively evaluated loan pools are individually analyzed for expected credit loss and (2) establishment of an ACL for collectively evaluated loan pools based upon loans that share similar risk characteristics.
We maintain a loan review system that provides a periodic review of the loan portfolio and the identification of individually analyzed loans. For loans that do not share risk characteristics with other loans, expected credit loss is measured on net realizable value that is the difference between the discounted value of the expected future cash flows, based on the original effective interest rate and the amortized cost basis of the loan. For these loans, we recognize expected credit loss equal to the amount by which the net realizable value of the loan is less than the amortized cost basis of the loan (which is net of previous charge-offs and deferred loan fees and costs), except when the loan is collateral dependent, which is when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral (collateral dependent loans). For collateral dependent loans we elected the practical expedient under ASC 326 to estimate expected credit losses based on the fair value of collateral, which considers selling costs in the event sale of the collateral is expected.
We estimate the ACL using relevant and reliable information from internal and external sources, related to past events, current conditions, and a reasonable and supportable forecast. The ACL is measured on a collective (segment) basis when similar risk characteristics exist. Historical credit loss experience for both the Company and segment-specific peers provides the basis for the estimate of expected credit losses. Segments are based upon federal call report segmentation. The reserve was applied on a loan-by-loan basis and condensed into the applicable segments reported in “Note 5— Loans.”
The ACL is measured on a collective basis for pools of loans with similar risk characteristics. We have identified the following pools of financial assets with similar risk characteristics for measuring expected credit losses:
•Construction — While secured by real estate, construction loans represent a greater level of risk than term real estate loans due to the nature of the additional risks associated with not only the completion of construction within an estimated time period and budget, but also the need to sell the building or reach a level of stabilized occupancy sufficient to generate cash flows necessary to support debt service and operating costs. Some loans are originated to a borrower who will occupy the property. There is risk the borrower will not be able to obtain permanent financing upon the completion of construction. We seek to mitigate the additional risks associated with construction lending by requiring borrowers to comply with lower loan-to-value ratios and additional covenants as well as strong financial support of guarantors or borrowers.
•One-to-four family residential closed end loans secured by first liens — The most significant drivers of potential loss within our residential real estate portfolio relate to general, regional, or individual changes in economic conditions and their effect on employment and borrowers cash flow. Risk in this portfolio is best measured by changes in borrower credit score and loan-to-value. Loss estimates are based on the general movement in credit score, economic outlook and its effects on employment and the value of homes and historical loss experience adjusted to reflect the economic outlook and the unemployment rate.
•One-to-four family residential secured by junior liens — Similar to residential real estate first lien loans, junior liens performance is also primarily driven by borrower cash flows based on employment status. However, junior liens carry additional risks associated with the fact that most of these loans are secured by a deed of trust in a position that is junior to the primary lien holder. Furthermore, for home equity lines of credit (“HELOCs”), there is risk that as the borrower's financial strength deteriorates, the outstanding balance on these credit lines may increase since they may only be canceled by the Company if certain limited criteria are met. For HELOCs, in addition to the ACL maintained as a percent of the outstanding loan balance, we maintain additional reserves for the unfunded portion of the HELOC.
•Commercial and multifamily real estate — Non-owner occupied commercial and multifamily properties typically consist of buildings which are leased to others for their use and rely on rents as the primary source of repayment. Owner occupied commercial generally rely on the financial condition of the business operated by the property owner. Property types are predominantly office, retail, light industrial, or multifamily but the portfolio also has some special use properties. As such, the risk of loss associated with these properties is primarily driven by general economic changes or changes in regional economies and the impact of such on a tenant’s or the operating business’ ability to pay. Due to the nature of their use and the greater likelihood of tenant turnover, the management of these properties is more intensive and therefore is more critical to the preclusion of loss. Ultimately this can affect occupancy, rental rates, or both. Additional risk of loss can come from new construction resulting in oversupply, the costs to hold or operate the property, or changes in interest rates. The terms on these loans at origination typically have maturities from five to 10 years with amortization periods from 15 to 25 years.
•Commercial and industrial — Repayment of these loans is primarily based on the cash flow of the borrower, and secondarily on the underlying collateral provided by the borrower. A borrower's cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Most often, collateral includes accounts receivable, inventory, or equipment. Collateral securing these loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business. Actual and forecast changes in gross domestic product are believed to be corollary to losses associated with these loans.
•Other consumer loans — These loans are susceptible to three primary risks; non-payment due to income loss, over-extension of credit and, when the borrower is unable to pay, shortfall in collateral value, if any. Typically, non-payment is due to loss of job and will follow general economic trends in the marketplace driven primarily by rises in the unemployment rate. Loss of collateral value can be due to market demand shifts, damage to collateral itself or a combination of those factors. Revolving lines of credit are unsecured and while collection efforts are pursued in the event of default, there is typically limited opportunity for recovery.

The ACL quantitative allowance for each segment is measured using a discounted cash flow methodology incorporating a gross historical loss rate. Required cash flows over the contractual life of the loans are the basis for the cash flows utilized in the model, adjusted for defaults, recoveries, and expected prepayments. The contractual term excludes expected extensions, renewals, and modifications.
The quantitative analysis utilizes macroeconomic variables to establish a quantitative relationship between economic conditions and loan performance through an economic cycle. Using the historical relationship between economic conditions and loan performance, our expectation of future loan performance is incorporated using an economic forecast based upon unemployment. The forecast is applied over a period that we determined to be reasonable and supportable. Beyond the period over which we can develop or source a reasonable and supportable forecast, the model reverts to long-term average historical loss rates using a straight-line, time-based methodology over the next four quarters. Our current forecast period is four quarters, with a four-quarter reversion period to long-term average historical loss rates.
After quantitative considerations, we apply additional qualitative adjustments that consider the expected impact of certain factors not fully captured in the quantitative reserve. The qualitative considerations are constructed within a framework that ranges from zero expected losses (minimum) to a maximum historical loss rate. The maximum historical loss rate is the highest two-year loss rate produced by the base historical loss rate model. Qualitative adjustments include but are not limited to changes in lending policies; changes in nature and volume of the portfolio; change in staff experience level; changes in the volume or trends of classified loans, delinquencies, and nonaccrual; concentration risk; value of underlying collateral; competitive, legal, and regulatory factors; changes in the loan review system; and economic conditions. Management has assigned weightings for each qualitative factor as to the relative importance of that factor to each segment. The qualitative factors are evaluated using a five-point scale ranging from improvement to major risk. Improvement represents an adjustment down to the minimum historical loss rate. Major risk represents an adjustment up to the maximum historical loss rate. The rating of the qualitative factor and the allocated weighting determines the adjustment to the historical loss rate.
The ACL is established through the provision for credit losses that is reported in the Consolidated Statements of Income, which is based upon an evaluation of estimated losses in the current loan portfolio, including the evaluation of individually analyzed loans. Charge-offs against the ACL are taken on loans where we determine that the collection of loan principal and interest is unlikely. Recoveries made on loans that have been charged-off are credited to the ACL. Although we believe we have established and maintained the ACL on loans at appropriate levels, changes in reserves may be necessary if actual economic and other conditions differ substantially from the forecast used in estimating the ACL.
We evaluate our ACL policy and judgments on an ongoing basis and update them as necessary based on changing conditions. As part of our continuous enhancement to the ACL methodology, during the year ended December 31, 2023, an assessment of the loss rates utilized for each segment was performed and updated to use peer loss rates. Additionally, we enhanced the inputs related to our reasonable and supportable forecast through the inclusion of a quantitative model as part of our forecast which replaced a previous qualitative method. This change in the ACL is considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments should be made prospectively.
Accrued interest receivable for loans is reported in accrued interest receivable balances in the Consolidated Balance Sheets. We elected not to measure an ACL for accrued interest receivable and instead elected to reverse interest income on loans that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if we believe the collection of interest is doubtful. We concluded that this policy results in the timely reversal of uncollectable interest.
Allowance for Credit Losses on Unfunded Commitments (after adoption of ASC 326) – We are required to include unfunded commitments that are expected to be funded in the future within the ACL calculation, other than for those that are unconditionally cancellable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, we utilize a peer-based historical utilization rate for each segment. The ACL for off-balance-sheet exposures is reported in other liabilities in the Consolidated Balance Sheets. The liability represents an estimate of expected credit losses arising from off-balance-sheet exposures such as unfunded commitments.
Modified Loans to Borrowers Experiencing Financial Difficulty – Modified loans are reviewed to determine if the modification was done for borrowers experiencing financial difficulty. Concessions may be granted in various forms, including a reduction in the stated interest rate, reduction in the loan balance or accrued interest, extension of the maturity date, or a combination of these. We refer to these loan modifications to borrowers experiencing financial difficulty as modified loans to troubled borrowers. Such loans are typically placed on nonaccrual status when there is doubt concerning the full repayment of principal and interest or the loan has been past due for a period of 90 days or more. Such loans may be returned to accrual status when all contractual amounts past due have been brought current, and the borrower’s performance under the modified terms of the loan agreement and the ultimate collectability of all contractual amounts due under the modified terms is no longer in doubt.

We typically measure the ACL on modified loans to troubled borrowers on an individual basis when the loans are deemed to no longer share risk characteristics that are similar with other loans in the portfolio.
Allowance for loan losses (before adoption of ASC 326) – The allowance for loan losses was a reserve established through a provision for loan losses charged to expense and represented management's best estimate of probable incurred losses within the existing loan portfolio as of the balance sheet date. The level of the allowance reflected management's view of trends in loan loss activity, then-current loan portfolio quality and then-present economic, political and regulatory conditions. Portions of the allowance were allocated for specific loans; however, the allowance was available for any loan that was charged off. The allowance was increased by provisions charged to earnings and by recoveries of amounts previously charged off, and was reduced by charge-offs on loans (or portions thereof) deemed to be uncollectible. Loan charge-offs were recognized when management believed the collectability of the principal balance outstanding was unlikely. Full or partial charge-offs on collateral dependent impaired loans were generally recognized when the collateral was deemed to be insufficient to support the carrying value of the loan.
The allowance for loan losses was maintained at a level sufficient to provide for probable credit losses based upon evaluating known and inherent risks in the loan portfolio. The allowance was provided based upon management's continuing analysis of the pertinent factors underlying the quality of the loan portfolio. These factors included changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, then-current economic conditions, and detailed analysis of individual loans for which full collectability may not have been assured. The detailed analysis included techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consisted of specific, general and unallocated components.
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
Mortgage servicing rights – MSRs represent the value associated with servicing residential mortgage loans when the mortgage loans have been sold into the secondary market and the related servicing has been retained by the Company. The Company may also purchase MSRs. The value is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. The Company measures its mortgage servicing assets at fair value and reports changes in fair value through earnings under the caption fair value adjustment on MSRs in other income in the period in which the change occurs. Changes in the fair values of servicing rights occur primarily due to the collection/realization of expected cash flows, as well as changes in valuation inputs and assumptions. Currently, we do not hedge the effects of changes in fair value of our servicing assets.
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
Federal Home Loan Bank stock – The Company is a member of the FHLB of Des Moines. FHLB stock represents the Company's investment in the FHLB and is carried at cost, which reasonably approximates its fair value. As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2023 and 2022, the Company's minimum required investment in FHLB stock was $2.4 million and $2.8 million, respectively. Typically, the Company may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.
Other real estate owned and repossessed assets – OREO and repossessed assets represent real estate and other assets which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, OREO and repossessed assets are recorded at fair value less estimated costs to sell, which becomes the new basis. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for credit losses. After foreclosure, management periodically performs valuations such that the property is carried at the lower of its new cost basis or fair value, net of estimated costs to sell.

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
Off-balance-sheet credit-related financial instruments – In the normal course of operations, the Company engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments, letters of credit and lines of credit. Such financial instruments are recorded when they are funded. The Company also maintains a separate allowance for credit losses for off-balance sheet credit commitments. Management estimates anticipated losses using expected loss factors consistent with those used for the ACL methodology for loans described above, and utilization assumptions based on historical experience. The allowance for credit losses for off-balance sheet credit commitments totaled $193 thousand and $335 thousand at December 31, 2023 and 2022, respectively, and is included in other liabilities on the Consolidated Balance Sheets. Provision for credit losses for off-balance sheet credit commitments is included in provision for credit on the Consolidated Statements of Income.
Advertising costs – The Company expenses advertising costs as they are incurred. Advertising costs, including other marketing expenses were $377 thousand and $390 thousand for the years ended December 31, 2023 and 2022, respectively.
Comprehensive income – Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on AFS securities, are reported as a separate component of the stockholders’ equity section of the Consolidated Balance Sheets, net of tax. Such items, along with net income, are components of comprehensive income.
Intangible assets – At December 31, 2023 and 2022, the Company had $36 thousand and $67 thousand, respectively, of identifiable intangible assets included in other assets as a result of the acquisition of deposits from other institutions. These assets are amortized using the straight-line method over a period of eight to ten years and have a remaining weighted average life of 1.3 years. Management reviews intangible assets for impairment on an annual basis, or whenever events occur or circumstances change indicating the carrying amount of the intangible asset may not be recoverable. No impairment losses have been recognized in the periods presented.
Employee stock ownership plan (“ESOP”) – The Company sponsors an ESOP. As shares are committed to be released, compensation expense is recorded equal to the market price of the shares, and the shares become outstanding for purposes of earnings per share calculations. Cash dividends on allocated shares (those credited to ESOP participants' accounts) are recorded as a reduction of stockholders' equity and distributed directly to participants' accounts. Cash dividends on unallocated shares (those held by the ESOP not yet credited to participants' accounts) are used to pay administrative expenses and debt service requirements of the ESOP. See "Note 14—Employee Benefits" for further information.

Earnings per common share – Earnings per share is computed using the two-class method. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding any participating securities. Participating securities include unvested restricted shares. Unvested restricted shares are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as the holders of the Company's common stock. Diluted earnings per share is computed by dividing net income available to common stockholders adjusted for reallocation of undistributed earnings of unvested restricted shares by the weighted average number of common shares determined for the basic earnings per share plus the dilutive effect of common stock equivalents using the treasury stock method based on the average market price for the period. Anti-dilutive shares or stock options are excluded from the calculation of diluted earnings per share.
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
Reclassifications – Certain amounts reported in prior years consolidated financial statements may be reclassified to conform to the current presentation. The results of the reclassifications are typically not considered material and have no effect on previously reported net income, earnings per share or stockholders' equity. Certain prior period amounts have been reclassified to conform to current period presentation, including reclassification of the provision for losses on unfunded loan commitments from being included in other noninterest expense to being included within provision for credit losses. There were no other reclassifications to prior year amounts in the current year.

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
In January 2021, ASU 2021-01 updated amendments in the new ASU to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification. The amendments in this ASU had differing effective dates, beginning with interim period including and subsequent to March 12, 2020 through December 31, 2022. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance in November 2018, ASU No. 2018-19, April 2019, ASU 2019-04, May 2019, ASU 2019-05, November 2019, ASU 2019-11, February 2020, ASU 2020-02, and March 2020, ASU 2020-03, all of which clarify the codification and correct unintended application of the guidance. This ASU replaces the incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period.
The Company adopted the provisions of ASC 326 through the application of the modified retrospective transition approach and recorded a net decrease of approximately $1.1 million to the beginning balance of retained earnings as of January 1, 2023 for the cumulative effect adjustment, reflecting an initial adjustment to the ACL of $1.5 million, net of related deferred tax assets arising from temporary differences of $305 thousand, commonly referred to as the “Day 1” adjustment. The Day 1 adjustment to the ACL is reflective of expected lifetime credit losses associated with the composition of financial assets within in the scope of ASC 326 as of January 1, 2023, which is comprised of loans held for investment and off-balance sheet credit exposures at January 1, 2023, as well as management’s expectation of future economic conditions.

The following table presents the impact of adopting ASU 2016-13 on January 1, 2023:

(dollars in thousands)	As Reported Under ASC 326	Prior to Adopting ASC 326	Impact of ASC 326 Adoption
ACL - loans
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

ACL - unfunded commitments
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The update will be effective for annual periods beginning after December 15, 2023. ASU 2023-07 will not have an impact on the Company's financial position or results of operation as it impacts disclosures only. We are assessing the impact on our disclosures.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU requires public business entities to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. This ASU was released in response to stakeholder feedback indicating that the existing income tax disclosures should be enhanced to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Note 3—Restricted Cash
Federal Reserve regulations previously required that the Company maintain certain minimum reserve balances either as cash on hand or on deposit with the Federal Reserve Bank, based on a percentage of deposits. In March 2020, the Federal Reserve announced that it would be reducing the reserve requirement for all depository institutions to zero percent effective March 26, 2020; therefore, there was no reserve requirement at December 31, 2023 and 2022.

Note 4—Investments
The amortized cost and fair value of AFS securities and the corresponding amounts of gross unrealized gains and losses at December 31, 2023 and 2022 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2023
Municipal bonds	$6,394	$12	$(878)	$5,528
Agency mortgage-backed securities	3,145	7	(393)	2,759
Total AFS securities	$9,539	$19	$(1,271)	$8,287

December 31, 2022
Treasury bills	$1,596	$—	$(2)	$1,594
Municipal bonds	6,434	16	(1,029)	5,421
Agency mortgage-backed securities	3,591	1	(400)	3,192
Total AFS securities	$11,621	$17	$(1,431)	$10,207
The amortized cost and fair value of our HTM securities and the corresponding amounts of gross unrealized gains and losses at December 31, 2023 and 2022 are shown in the table below (in thousands):

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
December 31, 2023
Municipal bonds	$704	$—	$(164)	$540
Agency mortgage-backed securities	1,462	—	(215)	1,247
Total HTM securities	$2,166	$—	$(379)	$1,787

December 31, 2022
Municipal bonds	$705	$—	$(169)	$536
Agency mortgage-backed securities	1,494	—	(219)	1,274
Total HTM securities	$2,199	$—	$(388)	$1,810
The amortized cost and fair value of AFS and HTM securities at December 31, 2023, by contractual maturity, are shown below (in thousands). Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	December 31, 2023
	AFS			HTM
	Amortized Cost	Fair Value	Weighted-Average Yield	Amortized Cost	Fair Value	Weighted-Average Yield
Due in one year or less	$—	$—	—%	$—	$—	—%
Due after one to five years	455	455	5.06	—	—	—
Due after five to ten years	1,198	1,210	5.43	—	—	—
Due after ten years	4,741	3,863	2.60	704	540	3.04
Mortgage-backed securities	3,145	2,759	3.22	1,462	1,247	2.51
Total	$9,539	$8,287	3.28%	$2,166	$1,787	2.68%
There were no pledged securities at December 31, 2023 and 2022. There were no sales of AFS or HTM securities during the years ended December 31, 2023 and 2022.
Accrued interest receivable on securities totaled $49 thousand and $54 thousand at December 31, 2023 and 2022, respectively, in the accompanying Condensed Consolidated Balance Sheets. Accrued interest receivable is excluded from the estimate of expected credit losses.
The following tables summarize the aggregate fair value and gross unrealized loss by length of time of those investments that have been in a continuous unrealized loss position at December 31, 2023 and 2022 (in thousands).

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AFS securities
Municipal bonds	$—	$—	$3,862	$(878)	$3,862	$(878)
Agency mortgage-backed securities	48	(1)	2,290	(392)	2,338	(393)
Total AFS securities	$48	$(1)	$6,152	$(1,270)	$6,200	$(1,271)
HTM securities
Municipal bonds	$—	$—	$540	$(164)	$540	$(164)
Agency mortgage-backed securities	—	—	1,247	(215)	1,247	(215)
Total HTM securities	$—	$—	$1,787	$(379)	$1,787	$(379)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AFS securities
Treasury bills	$1,594	$(2)	$—	$—	$1,594	$(2)
Municipal bonds	2,506	(641)	1,246	(388)	3,752	(1,029)
Agency mortgage-backed securities	2,666	(314)	292	(86)	2,958	(400)
Total AFS securities	$6,766	$(957)	$1,538	$(474)	$8,304	$(1,431)
HTM securities
Municipal bonds	$536	$(169)	$—	$—	$536	$(169)
Agency mortgage-backed securities	1,274	(219)	—	—	1,274	(219)
Total HTM securities	$1,810	$(388)	$—	$—	$1,810	$(388)

There were no credit losses recognized in earnings during the years ended December 31, 2023 and 2022 relating to the Company's securities.
At December 31, 2023, the securities portfolio consisted of 11 municipal bonds and 12 agency mortgage-backed securities with a total portfolio fair value of $10.1 million. At December 31, 2022, the securities portfolio consisted of one treasury bill security, 11 municipal bonds and 12 agency mortgage-backed securities with a fair value of $12.0 million. At December 31, 2023, there was one security in an unrealized loss position for less than 12 months, and sixteen securities in an unrealized loss position for more than 12 months. At December 31, 2022, there were 16 securities in an unrealized loss position for less than 12 months, and three securities in an unrealized loss position for more than 12 months. For both 2023 and 2022, the unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. The unrealized losses on these investments are not considered credit losses during the years ended December 31, 2023 and 2022, because the decline in fair value is not attributable to credit quality and because we do not intend, and it is not likely that we will be required, to sell these securities before recovery of their amortized cost basis.

Note 5—Loans
The composition of the loan portfolio, excluding loans held-for-sale, at December 31, 2023 and 2022 is as follows (in thousands):

	December 31,
	2023	2022
Real estate loans:
One-to-four family	$279,448	$274,638
Home equity	23,073	19,548
Commercial and multifamily	315,280	313,358
Construction and land	126,758	116,878
Total real estate loans	744,559	724,422
Consumer loans:
Manufactured homes	36,193	26,953
Floating homes	75,108	74,443
Other consumer	19,612	17,923
Total consumer loans	130,913	119,319
Commercial business loans	20,688	23,815
Total loans	896,160	867,556
Premiums for purchased loans(1)	829	973
Deferred fees, net	(2,511)	(2,548)
Total loans, gross	894,478	865,981
Allowance for credit losses - loans	(8,760)	(7,599)
Total loans, net	$885,718	$858,382
(1)Premiums resulting from purchased loans totaled $465 thousand on one-to-four family loans, $280 thousand on commercial and multifamily loans, and $84 thousand on commercial business loans as of December 31, 2023. Premiums resulting from purchased loans totaled $507 thousand on one-to-four family loans, $320 thousand on commercial and multifamily loans, and $146 thousand on commercial business loans as of December 31, 2022.
The Company purchased no loans during the year ended December 31, 2023. During the year ended December 31, 2022, the Company purchased $2.6 million of commercial business loan participations with United States Department of Agriculture guarantees.
The following table presents a summary of activity in the ACL on loans and unfunded commitments for the periods indicated (in thousands):

	Year ended December 31, 2023
	2023			2022
	ACL - Loans	ACL - Unfunded Loan Commitments	ACL	Allowance for loan losses	Reserve for Unfunded Loan Commitments	Total Allowance for Loan Losses
Balance at beginning of period	$7,599	$335	$7,934	$6,306	$404	$6,710
Adoption of ASU 2016-13(1)	760	695	1,455	—	—	—
Provision for (release of) credit losses during the period	564	(837)	(273)	1,225	(69)	1,156
Net (charge-offs)/recoveries during the period	(163)	—	(163)	68	—	68
Balance at end of period	$8,760	$193	$8,953	$7,599	$335	$7,934
(1)    Represents the impact of adopting ASU 2016-13, Financial Instruments — Credit Losses on January 1, 2023. Since that date, as a result of adopting ASU 2016-13, our methodology to estimate our ACL has been based on a current expected credit loss methodology, rather than the previously applied incurred loss methodology.

Accrued interest receivable on loans receivable totaled $3.4 million and $3.0 million at December 31, 2023 and December 31, 2022, respectively, in the accompanying Consolidated Balance Sheets. Accrued interest receivable is excluded from the estimate of expected credit losses.
The following tables summarize the activity in the ACL for the year ended December 31, 2023 and the allowance for loan losses for the year ended December 31, 2022 (in thousands):

	Year ended December 31, 2023
	Beginning Allowance	Impact of Adoption of ASU 2016-13	Charge-offs	Recoveries	Provision (Release of)	Ending Allowance
One-to-four family	$1,771	$355	$—	$—	$504	$2,630
Home equity(1)	132	69	(25)	—	9	185
Commercial and multifamily	2,501	(320)	—	—	(1,111)	1,070
Construction and land	1,209	1,359	—	—	(1,219)	1,349
Manufactured homes	462	(180)	—	—	689	971
Floating homes	456	166	—	—	1,400	2,022
Other consumer(2)	324	(163)	(179)	41	403	426
Commercial business	256	(35)	—	—	(114)	107
Unallocated	488	(491)	—	—	3	—
	$7,599	$760	$(204)	$41	$564	$8,760

(1)During the year ended December 31, 2023, there was one revolving home equity loan that was charged off.
(2)During the year ended December 31, 2023, gross charge-offs related primarily to deposit overdrafts that were charged off.

	Year ended December 31, 2022
	Beginning Allowance	Charge-offs	Recoveries	Provision (Release of)	Ending Allowance
One-to-four family	$1,402	$—	$99	$270	$1,771
Home equity	93	—	58	(19)	132
Commercial and multifamily	2,340	—	—	161	2,501
Construction and land	650	—	—	559	1,209
Manufactured homes	475	—	12	(25)	462
Floating homes	372	—	—	84	456
Other consumer	310	(118)	17	115	324
Commercial business	269	(6)	6	(13)	256
Unallocated	395	—	—	93	488
	$6,306	$(124)	$192	$1,225	$7,599
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
When we classify problem assets as either substandard or doubtful, we may determine that these assets should be individually analyzed if they no longer share common risk characteristics with the rest of the portfolio. When we classify problem assets as a loss, we are required to charge off those assets in the period in which they are deemed uncollectible. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC (the Bank’s federal regulator) and the WDFI (the Bank’s state banking regulator), which can order the establishment of additional credit loss allowances. Assets which do not currently expose us to sufficient risk to warrant classification as substandard or doubtful but possess weaknesses are required to be designated as special mention. There were no loans classified as doubtful or loss as of December 31, 2023 and 2022.
The following table presents the internally assigned grades as of December 31, 2023, by type of loan and origination year (in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term
	2023	2022	2021	2020	2019	Prior			Total

One-to-four family:
Pass	$26,272	$84,467	$110,488	$16,126	$13,029	$28,139	$—	$—	$278,521
Substandard	—	259	119	—	260	553	—	—	1,191
Total one-to-four family	$26,272	$84,726	$110,607	$16,126	$13,289	$28,692	$—	$—	$279,712
Home equity:
Pass	$3,963	$2,783	$1,072	$302	$95	$1,608	$12,982	$2	$22,807
Substandard	—	—	—	—	—	63	445	—	508
Total home equity	$3,963	$2,783	$1,072	$302	$95	$1,671	$13,427	$2	$23,315
Commercial and multifamily:
Pass	$21,144	$75,960	$93,932	$22,731	$29,822	$58,388	$—	$—	$301,977
Special mention	—	—	—	3,365	—	350	—	—	3,715
Substandard	—	1,036	—	1,317	5,134	1,121	—	—	8,608
Total commercial and multifamily	$21,144	$76,996	$93,932	$27,413	$34,956	$59,859	$—	$—	$314,300
Construction and land:
Pass	$32,057	$53,302	$36,285	$967	$601	$2,031	$—	$—	$125,243
Substandard	—	—	—	—	689	44	—	—	733
Total construction and land	$32,057	$53,302	$36,285	$967	$1,290	$2,075	$—	$—	$125,976
Manufactured homes:
Pass	$13,696	$7,958	$4,365	$2,160	$2,075	$5,498	$—	$—	$35,752
Substandard	115	46	—	22	86	64	—	—	333
Total manufactured homes	$13,811	$8,004	$4,365	$2,182	$2,161	$5,562	$—	$—	$36,085
Floating homes:
Pass	$8,779	$21,555	$26,196	$6,471	$1,865	$9,867	$—	$—	$74,733
Total floating homes	$8,779	$21,555	$26,196	$6,471	$1,865	$9,867	$—	$—	$74,733
Other consumer:
Pass	$4,629	$1,845	$3,884	$5,883	$598	$2,237	$539	$—	$19,615
Total other consumer	$4,629	$1,845	$3,884	$5,883	$598	$2,237	$539	$—	$19,615
Commercial business:
Pass	$987	$437	$3,564	$400	$227	$5,848	$6,854	$—	$18,317
Substandard	2,128	53	204	—	—	—	40	—	2,425
Total commercial business	$3,115	$490	$3,768	$400	$227	$5,848	$6,894	$—	$20,742
Total loans
Pass	$111,527	$248,307	$279,786	$55,040	$48,312	$113,616	$20,375	$2	$876,965
Special mention	—	—	—	3,365	—	350	—	—	3,715
Substandard	2,243	1,394	323	1,339	6,169	1,845	485	—	13,798
Total loans	$113,770	$249,701	$280,109	$59,744	$54,481	$115,811	$20,860	$2	$894,478
The following tables represent the internally assigned grades at December 31, 2022, by type of loan (in thousands):

	December 31, 2022
	One-to-four Family	Home Equity	Commercial and Multifamily	Construction and Land	Manufactured Homes	Floating Homes	Other Consumer	Commercial Business	Total
Grade:
Pass	$271,295	$19,230	$291,677	$109,484	$26,583	$74,443	$17,661	$22,853	$833,226
Watch	279	2	7,538	4,037	134	—	—	161	12,151
Special Mention	—	—	4,096	—	—	—	—	—	4,096
Substandard	3,064	316	10,047	3,357	236	—	262	801	18,083
Total	$274,638	$19,548	$313,358	$116,878	$26,953	$74,443	$17,923	$23,815	$867,556

Nonaccrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.
The following table presents the amortized cost of nonaccrual loans at December 31, 2023 and 2022, by type of loan (in thousands):

	December 31, 2023		December 31, 2022
	Total Nonaccrual Loans	Total Nonaccrual Loans with no ACL	Total Nonaccrual Loans	Total Nonaccrual Loans with no ACL
One-to-four family	$1,108	$848	$2,135	$2,135
Home equity	84	84	142	142
Construction and land	—	—	324	324
Manufactured homes	228	228	96	52
Other consumer	1	—	262	262
Commercial business	2,135	2,135	—	—
Total	$3,556	$3,295	$2,959	$2,915
The following tables present the aging of past due loans, as of the dates indicated, by type of loan (in thousands):

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$168	$870	$663	$—	$1,701	$278,011	$279,712
Home equity	345	—	84	—	429	22,893	23,322
Commercial and multifamily	4,116	1,036	—	—	5,151	309,149	314,300
Construction and land	—	—	—	—	—	125,940	125,940
Manufactured homes	295	49	189	—	533	35,552	36,085
Floating homes	—	3,226	—	—	3,226	71,507	74,733
Other consumer	34	31	—	—	65	19,550	19,615
Commercial business	66	—	2,128	—	2,194	18,551	20,745
Total	$5,024	$5,211	$3,064	$—	$13,299	$881,153	$894,452

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$393	$289	$1,934	$—	$2,616	$272,022	$274,638
Home equity	115	—	116	—	231	19,317	19,548
Commercial and multifamily	7,198	—	—	—	7,198	306,160	313,358
Construction and land	1,210	—	296	—	1,506	115,372	116,878
Manufactured homes	261	155	52	—	468	26,485	26,953
Floating homes	—	—	—	—	—	74,443	74,443
Other consumer	360	5	—	—	365	17,558	17,923
Commercial business	4	—	—	—	4	23,811	23,815
Total	$9,542	$449	$2,398	$—	$12,389	$855,167	$867,556

Loan Modifications to Borrowers Experiencing Financial Difficulty. The Company has granted modifications which can generally be described in the following categories:
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
At December 31, 2023, the Company had no commitments to extend additional credit to borrowers owing loan receivables with modified terms.
During the year ended December 31, 2023, there was one modified one-to-four family loan to a borrower experiencing financial difficulty. This loan received a term extension for 90 days, with an amortized cost basis of $90 thousand representing 0.03% of the total class of loans.
We have no modified loans to troubled borrowers that have subsequently defaulted at December 31, 2023.
Troubled debt restructurings. Prior to the adoption of ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, the Company had granted a variety of concessions to borrowers in the form of loan modifications that were considered TDRs. Loans classified as legacy TDRs totaled $1.7 million and $2.0 million at December 31, 2023 and 2022, respectively.
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
The following tables summarize collateral dependent loans by collateral type as of the dates indicated (in thousands):

	December 31, 2023
	Commercial Real Estate	Residential Real Estate	Land	Other Residential	Total
Real estate loans:
One- to four- family	$—	$664	$—	$545	$1,209
Home equity	—	84	—	—	84
Total real estate loans	—	748	—	545	1,293
Consumer loans:
Manufactured homes	—	—	—	228	228
Total consumer loans	—	—	—	228	228
Commercial business loans	—	—	—	2,135	2,135
Total loans	$—	$748	$—	$2,908	$3,656

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
Impaired loans at December 31, 2022, by type of loan were as follows (in thousands):

	December 31, 2022
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Total Recorded Investment	Related Allowance
One-to-four family	$3,758	$3,038	$708	$3,746	$102
Home equity	210	142	68	210	5
Construction and land	358	324	34	358	3
Manufactured homes	187	93	94	187	52
Other consumer	343	261	82	343	22
Total	$4,856	$3,858	$986	$4,844	$184
The following table provides the average recorded investment and interest income on impaired loans for the year ended December 31, 2022, by type of loan (in thousands):

	Year Ended December 31, 2022
	Average Recorded Investment	Interest Income Recognized
One-to-four family	$3,628	$106
Home equity	216	16
Commercial and multifamily	1,405	—
Construction and land	124	20
Manufactured homes	202	15
Floating homes	98	—
Other consumer	299	17
Commercial business	69	—
Total	$6,041	$174

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

	December 31,
	2023	2022
Balance, beginning of period	$3,328	$4,365
Advances	60	100
New / (reclassified) loans, net	2,768	(822)
Repayments	(250)	(315)
Balance, end of period	$5,906	$3,328

Other. At December 31, 2023 and 2022, loans totaling $9.4 million and $16.4 million, respectively, represented real estate secured loans that had current loan-to-value ratios above supervisory guidelines.

Note 6—Mortgage Servicing Rights
The unpaid principal balances underlying the Company’s MSRs portfolio totaled $448.9 million at December 31, 2023, compared to $472.5 million at December 31, 2022. Of this total balance, the unpaid principal balance of loans serviced for Federal National Mortgage Association (“Fannie Mae”) at December 31, 2023 and 2022 was $446.8 million and $470.3 million, respectively. The unpaid principal balances of loans serviced for other financial institutions at December 31, 2023 and 2022, totaled $2.2 million and $2.2 million, respectively. Loans serviced for Fannie Mae and others are not included in the Company’s financial statements as they are not assets of the Company.
A summary of the change in the balance of MSRs at December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Beginning balance, at fair value	$4,687	$4,273
MSRs that result from transfers and sale of financial assets	164	207
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(219)	207
Ending balance, at fair value	$4,632	$4,687
(1) Includes changes due to collection/realization of expected cash flows and curtailments.
The key economic assumptions used in determining the fair value of MSRs at December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Prepayment speed (Public Securities Association "PSA" model)	129%	132%
Weighted-average life	7.7 years	7.5 years
Yield to maturity discount rate	12.5%	12.5%
The amount of contractually specified servicing, late and ancillary fees earned on the MSRs are included in “Mortgage servicing income” on the Consolidated Statements of Income and totaled $1.2 million for both the years ended December 31, 2023 and 2022.
See "Note 1—Organization and Significant Accounting Policies" and "Note 11— Fair Measurements" for additional information on MSRs.

Note 7—Premises and Equipment
Premises and equipment at December 31, 2023 and 2022 are summarized as follows (in thousands):

	December 31,
	2023	2022
Land	$920	$920
Buildings and improvements	7,315	7,168
Furniture and equipment	6,390	6,092
	14,625	14,180
Less: Accumulated depreciation and amortization	(9,385)	(8,667)
Premises and equipment, net	$5,240	$5,513

Depreciation and amortization expense was $717 thousand and $704 thousand for the years ended December 31, 2023 and 2022, respectively.
The Company leases office space in several buildings as well as certain equipment. See "Note 12—Leases" for additional information on our leased facilities and equipment.

Note 8—Other Real Estate Owned and Repossessed Assets
The following table presents activity related to OREO and other repossessed assets for the years ended December 31, 2023 and 2022 (in thousands).

	Year Ended December 31,
	2023	2022
Beginning balance, January 1	$659	$659
Sales/Losses	(84)	—
Ending balance, December 31	$575	$659
As of December 31, 2023, there were three one-to-four family loans totaling $457 thousand that were in process of foreclosure.

Note 9—Deposits
A summary of deposit accounts with the corresponding weighted-average cost of funds at December 31, 2023 and 2022, are presented below (dollars in thousands):

	December 31, 2023		December 31, 2022
	Deposit Balance	Wtd. Avg Rate	Deposit Balance	Wtd. Avg Rate
Noninterest-bearing demand	$124,135	—%	$170,549	—%
Interest-bearing demand	168,345	0.75	254,982	0.21
Savings	69,461	0.07	95,641	0.05
Money market	154,044	1.39	74,639	0.28
Certificates	307,962	3.45	210,305	0.97
Escrow (1)	2,592	—	2,647	—
Total	$826,539	1.64%	$808,763	0.37%
(1)Escrow balances shown in “Noninterest-bearing deposits” on the Consolidated Balance Sheets.
Scheduled maturities of time deposits at December 31, 2023, are as follows (in thousands):

Year Ending December 31,	Amount
2024	$249,457
2025	51,065
2026	4,996
2027	1,472
2028	972
Thereafter	—
$307,962
Savings, demand, and money market accounts have no contractual maturity. Certificates of deposit have maturities of 5 years or less.
The aggregate amount of time deposits in denominations of more than $250 thousand at December 31, 2023 and 2022, totaled $88.3 million and $56.1 million, respectively. Deposits in excess of $250 thousand are not federally insured. There was $5.0 million in money market brokered deposits outstanding at December 31, 2023 and none at December 31, 2022.

Deposits from related parties held by the Company were $3.6 million and $8.1 million at December 31, 2023 and 2022, respectively.

Note 10—Borrowings, FHLB Stock and Subordinated Notes
FHLB Advances
The following tables present advances from the FHLB as of the dates indicated (dollars in thousands):

	December 31,
	2023	2022
FHLB advances:
Overnight advances	$—	$43,000
Short-term advances	15,000	—
Long-term advances	25,000	—
Total	$40,000	$43,000

	December 31, 2023	December 31, 2022
Fixed Rate:
Outstanding balance	$40,000	$—
Interest rates ranging from	4.06%	—%
Interest rates ranging to	4.35%	—%
Weighted average interest rate	4.25%	—%
Variable rate:
Outstanding balance	$—	$43,000
Weighted average interest rate	—%	2.14%
The following table presents the maturity of our FHLB advances (dollars in thousands):

December 31, 2023
2024	$15,000
2025	—
2026	15,000
2027	—
2028	10,000
Thereafter	—
$40,000
FHLB Des Moines Borrowing Capacity
The Company has a loan agreement with the FHLB of Des Moines. The terms of the agreement call for a blanket pledge of a portion of the Company’s one-to-four family mortgage loan and commercial and multifamily loan portfolios based on the outstanding balance under the Company’s loan agreement with the FHLB of Des Moines. Additionally, the Company had outstanding letters of credit from the FHLB of Des Moines to secure public deposits. The following table presents the borrowing capacity from the FHLB as of the dates indicated (dollars in thousands):

	December 31, 2023	December 31, 2022
Amount available to borrow under credit facility(1)	$463,541	$442,078
Loans pledged as collateral for borrowings	344,572	350,362
Advance equivalent of collateral:
One-to-four family mortgage loans	196,547	204,097
Commercial and multifamily mortgage loans	34,464	45,437
Home equity loans	348	505
Notional amount of letters of credit outstanding	10,000	8,000
Remaining FHLB borrowing capacity(2)	$181,360	$199,039
(1)Subject to eligible pledged collateral.
(2)Amount remaining from the advance equivalent of collateral less letters of credit outstanding and FHLB advances.
As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances. At both December 31, 2023 and 2022, the Company had an investment of $2.4 million and $2.8 million, respectively, in FHLB of Des Moines stock.
Federal Reserve Bank of San Francisco Borrowings
The Company has a borrowing agreement with the Federal Reserve Bank of San Francisco. The terms of the agreement call for a blanket pledge of a portion of the Company’s consumer and commercial business loans based on the outstanding balance under the Company’s borrowing agreement with the Federal Reserve Bank of San Francisco. At December 31, 2023 and December 31, 2022, the amount available to borrow under this credit facility was $18.3 million and $20.8 million, respectively, subject to eligible pledged collateral. The Company had no outstanding borrowings under this arrangement at December 31, 2023 and December 31, 2022.
Other Borrowings
The Company has access to an unsecured Fed Funds line of credit from Pacific Coast Banker’s Bank. The line has a one year term maturing on June 30, 2024 and is renewable annually. As of December 31, 2023, the amount available under this line of credit was $20.0 million. There was no balance on this line of credit as of December 31, 2023 and December 31, 2022.
Subordinated Debt
In September 2020, the Company issued $12.0 million of fixed to floating rate subordinated notes that mature in 2030. The subordinated notes have an initial fixed interest rate of 5.25% to, but excluding, October 1, 2025, payable semi-annually in arrears. From, and including, October 1, 2025, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is the then-current three-month term Secured Overnight Financing Rate, or SOFR, plus 513 basis points, payable quarterly in arrears. The subordinated notes mature on May 15, 2030, and may be redeemed by the Company, in whole or in part, on October 1, 2025, or on any subsequent interest payment date. Prior to October 1, 2025, the Company may redeem these notes, in whole but not in part, only under certain limited circumstances set forth in the terms of the subordinated notes. The subordinated notes may be included in Tier 2 capital for Sound Financial Bancorp under current regulatory guidelines and interpretations. The balance of the subordinated notes, net of debt issuance costs, was $11.7 million as of both December 31, 2023 and December 31, 2022.

Note 11—Fair Value Measurements
The Company determines the fair values of its financial instruments based on the requirements established in ASC 820, Fair Value Measurements, which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. The Company’s fair values for financial instruments at December 31, 2023 and 2022 were determined based on these requirements.
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
Loans held-for-sale - The fair value of fixed-rate one-to-four family loans is based on whole loan forward prices obtained from government sponsored enterprises. At December 31, 2023 and 2022, loans held-for-sale were carried at cost, as no impairment was required.
Loans held-for-portfolio - The estimated fair value of loans-held-for portfolio consists of a credit adjustment to reflect the estimated adjustment to the carrying value of the loans due to credit-related factors and a yield adjustment to reflect the estimated adjustment to the carrying value of the loans due to a differential in yield between the portfolio loan yields and estimated current market rate yields on loans with similar characteristics. The estimated fair values of loans held-for-portfolio reflect exit price assumptions. The liquidity premium/discounts are part of the valuation for exit pricing.
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
Off-balance sheet financial instruments - The fair value for the off-balance sheet loan commitments is estimated based on fees charged to others to enter into similar agreements taking into account the remaining terms of the agreements and credit standing of the Company’s clients. The estimated fair value of these commitments is not significant.
In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no transfers between levels during the years ended December 31, 2023 and 2022.

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether or not recognized or recorded at fair value, as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$49,690	$49,690	$49,690	$—	$—
AFS securities	8,287	8,287	—	8,287	—
HTM securities	2,166	1,787	—	1,787	—
Loans held-for-sale	603	603	—	603	—
Loans held-for-portfolio, net	885,718	837,579	—	—	837,579
MSRs	4,632	4,632	—	—	4,632
FINANCIAL LIABILITIES:
Time deposits	307,962	308,604	—	308,604	—
Borrowings	40,000	40,000	—	40,000	—
Subordinated notes	11,717	9,996	—	9,996	—

	December 31, 2022		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$57,836	$57,836	$57,836	$—	$—
AFS securities	10,207	10,207	—	10,207	—
HTM securities	2,199	1,810	—	1,810	—
Loans held-for-portfolio, net	858,382	801,153	—	—	801,153
MSRs	4,687	4,687	—	—	4,687
FINANCIAL LIABILITIES:
Time deposits	210,305	209,965	—	209,965	—
Borrowings	43,000	43,000	—	43,000	—
Subordinated notes	11,676	10,420	—	10,420	—

The following tables present the balance of assets measured at fair value on a recurring basis at December 31, 2023 and 2022 (in thousands):

	Fair Value at December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$5,528	$—	$5,528	$—
Agency mortgage-backed securities	2,759	—	2,759	—
MSRs	4,632	—	—	4,632

	Fair Value at December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Treasury bills	$1,594	$—	$1,594	$—
Municipal bonds	$5,421	$—	$5,421	$—
Agency mortgage-backed securities	3,192	—	3,192	—
MSRs	4,687	—	—	4,687

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2023:

Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
MSRs	Discounted cash flow	Prepayment speed assumption	109%-208% (129%)
		Discount rate	10.5%-14.5% (12.5%)
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
There were no assets or liabilities (excluding MSRs) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2023 and 2022.

MSRs are measured at fair value using significant unobservable input (Level 3) on a recurring basis and a reconciliation of this asset can be found in “Note 6—Mortgage Servicing Rights.”
The following table presents the balance of assets measured at fair value on a nonrecurring basis (in thousands):

	Fair Value at December 31, 2023
Description	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$575	$—	$—	$575
Collateral-dependent loans	3,656	—	—	3,656

	Fair Value at December 31, 2022
Description	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$659	$—	$—	$659
Impaired loans	4,844	—	—	4,844
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at December 31, 2023 and 2022.

Note 12—Leases
We have operating leases for branch locations, loan production offices, and our corporate office. The lease term for our leases begins on the date we become legally obligated for the rent payments or we take possession of the building premises, whichever is earlier. Generally, our real estate leases have initial terms of three to 10 years and typically include one renewal option. Our leases have remaining terms of nine months to 5.5 years. The operating leases require us to pay property taxes and operating expenses for the properties.

The following table represents the Consolidated Balance Sheet classification of the Company’s lease right of use assets and lease liabilities at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Operating lease right of use assets	$4,496	$5,102
Operating lease liabilities	4,821	5,448
The following table represents the components of lease expense for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease expense:
Office leases	$1,078	$1,119
Sublease income	(11)	(11)
Net lease expense	$1,067	$1,108
The following table represents the maturity of lease liabilities at December 31, 2023 (in thousands):

December 31, 2023
Office Leases
Operating Lease Commitments
2024	$1,104
2025	958
2026	939
2027	958
2028	880
Thereafter	341
Total lease payments	5,180
Less: Present value discount	359
Present value of lease liabilities	$4,821
Lease term and discount rate by lease type at December 31, 2023 and 2022 consist of the following:

	December 31,
	2023	2022
Weighted-average remaining lease term:
Office leases	5.2 years	6.1 years
Weighted-average discount rate (annualized):
Office leases	2.77%	2.63%

Supplemental cash flow information related to leases for the years ended December 31, 2023 and 2022 was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows
Office leases	$1,092	$1,067

Note 13—Earnings Per Share
Earnings per share are summarized for the years ended December 31, 2023 and 2022 as follows (in thousands, except per share data):

	Year Ended December 31,
	2023	2022
Net income	$7,439	$8,804
LESS: Participating dividends - Unvested RSAs	(12)	(14)
LESS: Income allocated to participating securities - Unvested RSAs	(35)	(47)
Net income available to common stockholders - basic	7,392	8,743
ADD BACK: Income allocated to participating securities - Unvested RSAs	35	47
LESS: Income reallocated to participating securities - Unvested RSAs	(35)	(47)
Net income available to common stockholders - diluted	$7,392	$8,743

Weighted average number of shares outstanding, basic	2,562,182	2,578,496
Effect of potentially dilutive common shares	19,520	34,918
Weighted average number of shares outstanding, diluted	2,581,702	2,613,414

Earnings per share, basic	$2.88	$3.39
Earnings per share, diluted	$2.86	$3.35
There were 7,892 anti-dilutive securities for the year ended December 31, 2023 and 2,612 anti-dilutive securities for the year ended December 31, 2022.

Note 14—Employee Benefits
The Company has a 401(k) retirement plan that allows employees to defer a portion of their salary into the 401(k) plan. The Company matches a portion of employees' salary deferrals. 401(k) plan costs are accrued and funded on a current basis. The Company contributed $249 thousand and $259 thousand to the plan for the years ended December 31, 2023 and 2022, respectively.
The Bank maintains a deferred compensation account for the benefit of the chief executive officer, established in 1994 in connection with an incentive plan which is no longer active. The chief executive officer is fully vested in the benefits under this plan as of January 2005. Pursuant to the terms of the plan, payments in an amount equal to the fair market value of the assets in the deferred compensation account shall be made to the chief executive officer (or to the designated beneficiary in the event of death) in 120 equal monthly installments commencing on the last day of the month following the month in which her employment with the Bank is terminated. In the event of the death of the chief executive officer and the designated beneficiary prior to the account being fully paid, the remaining value of the account shall be paid in a lump sum to the beneficiary’s estate. The assets in the deferred compensation account consist of cash, which is held in a certificate of deposit at the Bank and earns interest at market rates. At both December 31, 2023 and 2022, the amount held in the certificate of deposit at the Bank was $113 thousand and $111 thousand, respectively.
The Bank maintains a nonqualified deferred compensation plan (the “NQDC Plan”), which became effective on January 1, 2017. The purpose of the NQDC Plan is to provide a select group of management or highly-compensated employees of the Bank with an opportunity to defer the receipt of up to eighty percent (80%) of their annual base salary, bonus, performance-based compensation and any commission income and to assist the Company in attracting, retaining and motivating employees of high caliber and experience. In addition to elective deferrals, the Bank may make discretionary and other contributions to be credited to the account of any or all participants, subject to the vesting requirements set forth in the NQDC Plan. Discretionary contributions by the Bank become 100% vested upon the completion of three years of service from a participant’s effective date of participation in the NQDC Plan (with accelerated vesting upon death, disability or a change in control), while other Bank contributions (including matching contributions) vest at the rate of 20% per year, beginning with the participant’s two-year anniversary of his or her date of hire. During the years ended December 31, 2023, and 2022, the Bank made discretionary contributions to the NQDC Plan of $230 thousand and $205 thousand, respectively.
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
Supplemental Executive Retirement Plans.
The Company maintains two supplemental executive retirement plans for the benefit of the chief executive officer, which are intended to be unfunded, non-contributory defined benefit plans maintained primarily to provide her with supplemental retirement income. The first supplemental executive retirement plan ("SERP 1") was effective as of August 14, 2007. The second supplemental executive retirement plan ("SERP 2") was effective as of December 30, 2011, at which time the benefits under SERP 1 were frozen.
Under the terms of SERP 1, as amended, the chief executive officer is entitled to receive $53,320 per year for life commencing on the first day of the month following separation from service (as defined in SERP 1) for any reason from Sound Community Bank, subject to a six-month delay if required by Section 409A of the Internal Revenue Code. No payments will be made under SERP 1 in the event of the chief executive officer’s death and any payments that have commenced will cease upon death. In the event the chief executive officer is involuntarily terminated in connection with a change in control (as defined in SERP 1), the chief executive officer will be entitled to receive the annual benefit described in the first sentence of this paragraph commencing upon such termination, subject to a six-month delay if required by Section 409A of the Internal Revenue Code.
Under the terms of SERP 2, as amended, upon the chief executive officer’s termination of employment with Sound Community Bank for any reason other than death, the chief executive officer will be entitled to receive additional retirement benefits each month for life commencing on the first day of the month following separation from service (as defined in SERP 2) from Sound Community Bank, subject to a six-month delay if required by Section 409A of the Internal Revenue Code. The additional retirement benefits will equal the amount payable from the annuity underlying SERP 2, which benefits would equal $99,450 per year as of December 31, 2023. In the event of the chief executive officer’s death prior to the commencement of the additional retirement benefits, the beneficiary will be entitled to a single lump sum payment within 90 days thereafter in an amount equal to the Bank's accrual for her retirement benefit under SERP 2 as of the date of death, or approximately $1.1 million at December 31, 2023. If a change in control occurs (as defined in SERP 2), the chief executive officer will receive full retirement benefit under SERP 2 commencing upon the first day of the month following her separation from service from Sound Community Bank, subject to a six-month delay if required by Section 409A of the Internal Revenue Code.
Stock Options and Restricted Stock
The Company currently has one active stockholder approved equity incentive plan, the Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan permits the grant of restricted stock, restricted stock units, stock options, and stock appreciation rights. The equity incentive plan approved by stockholders in 2008 (the "2008 Plan") expired in November 2018 and no further awards may be made under the 2008 Plan; provided, however, all awards outstanding under the 2008 Plan remain outstanding in accordance with their terms. Under the 2013 Plan, 181,750 shares of common stock were approved for awards for stock options and stock appreciation rights and 116,700 shares of common stock were approved for awards for restricted stock and restricted stock units.
At December 31, 2023, awards for stock options totaling 295,241 shares and awards for restricted stock totaling 159,066 shares of Company common stock have been granted in the aggregate, net of any forfeitures, under the 2008 Plan and 2013 Plan to participants. As of December 31, 2023, 6,469 awards for stock options and 8,048 awards for restricted stock remained available for issuance. During the years ended December 31, 2023 and 2022, share-based compensation expense totaled $450 thousand and $475 thousand, respectively.
Stock Option Awards
All stock option awards granted under the 2008 Plan vest in 20 percent annual increments commencing one year from the grant date in accordance with the requirements of the 2008 Plan. All remaining stock option awards granted under the 2008 Plan are fully vested as of December 31, 2023. The stock option awards granted to date under the 2013 Plan provide for immediate vesting of a portion of the award with the balance of the award vesting on the anniversary date of each grant date in equal annual installments over periods of one-to-four years subject to the continued service of the participant with the Company. All of the options granted under the 2008 Plan and the 2013 Plan are exercisable for a period of 10 years from the date of grant, subject to vesting.
The following is a summary of the Company's stock option plan award activity during the period ended December 31, 2023 (dollars in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at January 1, 2023	91,525	$27.64	4.65	$1,109
Granted	12,425	40.13
Exercised	(22,547)	17.51
Forfeited	(551)	40.69
Expired	(117)	42.27
Outstanding at December 31, 2023	80,735	32.28	5.36	603
Exercisable	59,093	29.68	4.31	574
Expected to vest, assuming a 0% forfeiture rate over the vesting term	80,735	$32.28	5.36	$603
At December 31, 2023, there was $137 thousand of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over the remaining weighted-average vesting period of 2.3 years. The total intrinsic value of the shares exercised during the years ended December 31, 2023 and 2022 was $477 thousand and $207 thousand, respectively.
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The fair value of options granted in 2023 and 2022 were determined using the following weighted-average assumptions as of the grant date.

	Year Ended December 31,
	2023	2022
Annual dividend yield	1.69%	1.59%
Expected volatility	28.15%	26.48%
Risk-free interest rate	3.60%	1.64%
Expected term	6.00 years	6.00 years
Weighted-average grant date fair value per option granted	$11.33	$9.95
Restricted Stock Awards
The fair value of the restricted stock awards is equal to the fair value of the Company's common stock at the date of grant. Compensation expense is recognized over the vesting period of the awards. The restricted stock awards granted under the 2008 Plan vest in 20% annual increments commencing one year from the grant date. The restricted stock awards granted to date under the 2013 Plan provide for immediate vesting of a portion of the award with the balance of the award vesting on the anniversary date of each of the grant date in equal annual installments over periods of one to four years subject to the continued service of the participant with the Company.
The following is a summary of the Company's non-vested restricted stock awards for the year ended December 31, 2023:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-vested at January 1, 2023	17,879	$37.63
Granted	8,850	40.13
Vested	(10,007)	37.13
Forfeited	(755)	40.30
Non-vested at December 31, 2023	15,967	39.20	$39.00
Expected to vest assuming a 0% forfeiture rate over the vesting term	15,967	$39.20	$39.00
At December 31, 2023, there was $384 thousand of unrecognized compensation cost related to non-vested restricted stock awards. The cost is expected to be recognized over the weighted-average vesting period of 2.2 years. The total fair value of shares vested for the years ended December 31, 2023 and 2022 was $372 thousand and $308 thousand, respectively. The weighted average grant date fair value per share for the years ended December 31, 2023 and 2022 was $40.13 and $42.85, respectively.
Employee Stock Ownership Plan
The funds to purchase shares in the ESOP come from contributions the Bank makes up to twice a year to the Plan. For the years ended December 31, 2023 and 2022, the ESOP trustee purchased 18,573 shares and 19,438 shares of the Company's common stock for inclusion in the Plan. The number of allocated shares under the ESOP was 169,647 and 155,135 at December 31, 2023 and 2022, respectively. The fair value of the 169,647 shares held by the ESOP trust was $6.6 million at December 31, 2023. ESOP compensation expense included in salaries and benefits was $691 thousand and $820 thousand for the years ended December 31, 2023 and 2022, respectively.

Note 15—Income Taxes
The provision for income taxes at December 31, 2023 and 2022 was as follows (in thousands):

	December 31,
	2023	2022
Current	$2,028	$2,221
Deferred	(467)	(149)
Total tax expense	$1,561	$2,072

A reconciliation of the provision for income taxes for the years ended December 31, 2023 and 2022, with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes, is as follows (dollars in thousands):

	Year Ended December 31,
	2023	2022
Provision at statutory rate	$1,894	$2,282
Tax-exempt income	(126)	(169)
BOLI	(248)	—
Other	41	(41)
	$1,561	$2,072
Federal Tax Rate	21.0%	21.0%
Tax exempt rate	(1.4)	(1.6)
BOLI	(2.7)	—
Other	0.5	(0.3)
Effective tax rate	17.4%	19.1%
The following table reflects the temporary differences that gave rise to the components of the Company's deferred tax assets at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Deferred tax assets
Deferred compensation and supplemental retirement	$499	$401
Equity based compensation	165	159
Intangible assets	29	38
Lease liabilities	1,012	1,075
Unrealized loss on securities	263	297
Allowance for loan losses	1,840	1,596
Other, net	47	109
Total deferred tax assets	3,855	3,675
Deferred tax liabilities
Prepaid expenses	(171)	(159)
FHLB stock dividends	(40)	(40)
Depreciation	(39)	(108)
Mortgage servicing rights	(405)	(493)
Deferred loan costs	(652)	(952)
Right of use assets	(944)	(1,056)
Total deferred tax liabilities	(2,251)	(2,808)
Net deferred tax asset	$1,604	$867
At December 31, 2023 and 2022, the Company had no unrecognized tax benefits. During the years ended December 31, 2023 and 2022, the Company recognized no interest and penalties related to income taxes.
The Company files an income tax return in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2020.

Note 16—Capital
Sound Financial Bancorp is a bank holding company under the supervision of the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve, except that, pursuant to the Economic Growth, Regulatory Relief and Consumer Protection Act, effective August 30, 2018, a bank holding company with consolidated assets of less than $3.0 billion is generally not subject to the Federal Reserve’s capital regulations, which parallel the FDIC’s capital regulations.The Bank is a state-chartered, federally insured institution and thereby is subject to the capital requirements established by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital regulations that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.
The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
At December 31, 2023, according to the most recent notification from the FDIC, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.
As of January 1, 2020, the Bank elected to use the Community Bank Leverage Ratio (“CBLR”) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. To be eligible to utilize the CBLR, the Bank must have total consolidated assets of less than $10 billion, off-balance sheet exposures of 25% or less of its total consolidated assets, and trading assets and trading liabilities of 5.0% or less of its total consolidated assets, all as of the end of the most recent quarter. Under the CBLR framework, a bank will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a CBLR greater than 9.0%. A bank electing the framework that ceases to meet any qualifying criteria in a future period and that has a leverage ratio greater than 8% will be allowed a grace period of two reporting periods to satisfy the CBLR qualifying criteria or comply with the generally applicable capital requirements. A bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rule. At December 31, 2023, the Bank’s Tier I capital was $113.7 million and the CBLR was 10.99% and at December 31, 2022, the Bank’s Tier I capital was $107.7 million and the CBLR was 10.83%.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank-only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations. If Sound Financial Bancorp were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2023, Sound Financial Bancorp would have exceeded all regulatory capital requirements. The estimated CBLR calculated for Sound Financial Bancorp at December 31, 2023 was 9.78%
On July 25, 2023, the Company announced that its Board of Directors approved an extension of the Company’s existing stock repurchase program, which was set to expire on July 31, 2023, until January 31, 2024. Under this stock repurchase program, the Company is authorized to repurchase up to $4.0 million of its outstanding shares of common stock from time to time in the open market, based on prevailing market prices, or in privately negotiated transactions. During the years ended December 31, 2023 and 2022, the Company repurchased a total of 58,035 and 46,799 shares of Company common stock at an average price of $36.81 and $37.05 per share pursuant to the Company’s stock repurchase programs, leaving $1 thousand available for future repurchases under the existing program as of December 31, 2023.

Note 17—Concentrations of Credit Risk
Most of the Company's business activity is with clients located in the state of Washington. A substantial portion of the loan portfolio is represented by real estate loans throughout western Washington. The ability of the Company's debtors to honor their contracts may be affected by local real estate and general economic conditions. Loans to one borrower are generally limited by federal banking regulations to 15% of the Company's unimpaired capital and surplus.

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
Financial instruments containing commitments representing credit risk were as follows at the dates indicated (in thousands):

	December 31,
	2023	2022
Residential mortgage commitments	$10,465	$3,184
Unfunded construction commitments	34,667	65,072
Unused lines of credit	27,245	32,793
Irrevocable letters of credit	277	275
Total loan commitments	$72,654	$101,324
At December 31, 2023, fixed-rate loan commitments totaled $10.5 million and had a weighted-average interest rate of 7.12%. At December 31, 2022, fixed-rate loan commitments totaled $3.2 million and had a weighted-average interest rate of 7.60%.
At December 31, 2023 and 2022, the Company had letters of credit issued by the FHLB with a notional amount of $10.0 million and $8.0 million, respectively, in order to secure Washington State Public Funds.
In the ordinary course of business, the Company sells loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, and fraud. When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no defects, the Company has no commitment to repurchase the loan. At December 31, 2023 and 2022, the maximum amount of these guarantees totaled $448.9 million and $472.5 million, respectively. These amounts represent the unpaid principal balances of the Company's loans serviced for others' portfolios. There was one loan for $448 thousand repurchased during the year ended December 31, 2023, and no loans were repurchased during the year ended December 31, 2022.
The Company pays certain medical, dental, prescription, and vision claims for its employees, on a self-insured basis. The Company has purchased stop-loss insurance to cover claims that exceed stated limits and has recorded estimated reserves for the ultimate costs for both reported claims and claims incurred but not reported, which were not considered significant at December 31, 2023. During the year-ended December 31, 2023, the Company recorded no stop loss medical insurance claims exceeding stated coverage limits and recorded $227 thousand during the year-ended December 31, 2022.
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

Note 19—Parent Company Financial Information
The Balance Sheets, Statements of Income, and Statements of Cash Flows for Sound Financial Bancorp (Parent Only) are presented below (dollars in thousands):

Balance sheets	December 31,
	2023	2022
Assets
Cash and cash equivalents	$177	$2,152
Investment in Sound Community Bank	112,668	107,467
Other assets	139	85
Total assets	$112,984	$109,704
Liabilities and Stockholders' Equity
Subordinated notes, net	$11,717	$11,676
Other liabilities	613	323
Total liabilities	12,330	11,999
Stockholders' equity	100,654	97,705
Total liabilities and stockholders' equity	$112,984	$109,704

Statements of Income	Year Ended December 31,
	2023	2022
Dividend from subsidiary	$2,771	$2,623
Interest expense on subordinated notes	(672)	(672)
Other expenses	(719)	(715)
Income before income tax benefit and equity in undistributed net income of subsidiary	1,381	1,236
Income tax benefit	287	306
Equity in undistributed earnings of subsidiary	5,771	7,232
Net income	$7,439	$8,774

Statements of Cash Flows	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$7,439	$8,774
Adjustments to reconcile net income to net cash provided by operating activities:
Other, net	277	71
Expense allocation to holding company	(265)	(134)
Equity in undistributed earnings of subsidiary	(5,771)	(7,232)
Net cash used in operating activities	1,680	1,479
Cash flows from financing activities:
Dividends paid	(1,913)	(2,031)
Repurchase of stock	(2,137)	(1,734)
Stock options exercised	395	223
Net cash used in financing activities	(3,655)	(3,542)
Net decrease in cash	(1,975)	(2,063)
Cash and cash equivalents at beginning of year	2,152	4,215
Cash and cash equivalents at end of year	$177	$2,152

Note 20—Revenue from Contracts with Customers
All of the Company's revenue from contracts with customers within the scope of ASC 606—Revenue from Contracts with Customers ("ASC 606") is recognized in noninterest income on the Consolidated Income Statements with the exception of the net loss on OREO and repossessed assets, which is included in noninterest expense on the Consolidated Income Statements. The following table presents the Company's sources of noninterest income for the year ended December 31, 2023 and 2022 (in thousands). Items outside of the scope of ASC 606 are noted as such.

	Year Ended December 31,
	2023	2022
Noninterest income:
Service charges and fee income
Account maintenance fees	$280	$324
Transaction-based and overdraft service charges	511	446
Debit/ATM interchange fees	1,388	1,394
Credit card interchange fees	111	40
Loan fees (a)	101	119
Other fees (a)	136	45
Total service charges and fee income	2,527	2,368
Earnings on cash surrender value of bank-owned life insurance (a)	1,179	219
Mortgage servicing income (a)	1,179	1,242
Fair value adjustment on MSRs (a)	(219)	207
Net gain on sale of loans (a)	340	546
Total noninterest income	$5,006	$4,582
(a) Not within scope of ASC 606
Account maintenance fees and transaction-based and overdraft service charges
The Company earns fees from its customers for account maintenance, transaction-based and overdraft services. Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts monthly.The performance obligation is satisfied and fees are recognized monthly as the service period is completed. Transaction-based fees and overdraft service fees on deposit accounts are charged to deposit customers for specific services provided to the customer, such as non-sufficient funds, overdraft, and wire services. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.
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
Net loss on OREO and repossessed assets
We record a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed of trust. When the Bank finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on sale, we adjust the transaction price and related gain or loss on sale if a significant financing component is present. The Company generated income/incurred expenses on OREO properties, net of gain/losses on sale of OREO, of $13 thousand and $0 for the years ended December 31, 2023 and 2022, respectively, included under noninterest expense on the Consolidated Statements of Income.

Note 21—Subsequent Events
On January 26, 2024, the Company declared on Company common stock a quarterly cash dividend of $0.19 per common share, payable on February 21, 2024 to stockholders of record at the close of business February 7, 2024.
On January 26, 2024, the Company announced that its Board of Directors approved a new stock repurchase program, authorizing the Company to purchase up to $1.5 million of the Company’s issued and outstanding common stock over a period of 12 months expiring on January 26, 2025.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”), was carried out under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, and several other members of the Company’s senior management as of December 31, 2023. Based on this evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023 in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, we concluded that, as of December 31, 2023, the Company's internal control over financial reporting was effective based on those criteria.
(c) Changes in Internal Controls over Financial Reporting
As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
(a)None.
(b)During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Directors
Information concerning the Company’s directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2024, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
Executive Officers
Information concerning the executive officers of the Company and the Bank is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2024, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
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
Audit Committee and Audit Committee Financial Expert. Sound Financial Bancorp has an Audit Committee that is appointed by the Board of Directors to provide assistance to the Board in fulfilling its oversight responsibility relating to the integrity of our consolidated financial statements and the financial reporting processes, the systems of internal accounting and financial controls, compliance with legal and regulatory requirements, the annual independent audit of our consolidated financial statements, the independent auditors' qualifications and independence, the performance of our internal audit function and independent auditors and any other areas of potential financial risk to Sound Financial Bancorp specified by its Board of Directors. The Audit Committee is also responsible for the appointment, retention and oversight of our independent auditors, including pre-approval of all audit and non-audit services to be performed by the independent auditors. During 2023, the Audit Committee was comprised of Directors Jones (chair), Carney, Riojas and Haddad, each of whom is "independent" as that term is defined for audit committee members in the Nasdaq Rules. The Board of Directors has determined that Director Jones is an "audit committee financial expert" as defined in Item 407(e) of Regulation S-K of the Securities and Exchange Commission and that all of the Audit Committee members meet the financial literacy requirements under the NASDAQ listing standards. Additional information concerning the Audit Committee is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2024, (except for information contained under the heading "Report of the Audit Committee"), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 11.    Executive Compensation
Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2024, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2024, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of Sound Financial Bancorp.
Equity Compensation Plan Information. The following table sets forth information at December 31, 2023 with respect to the Company’s equity compensation plans, all of which were approved by the Company’s shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (1)
Equity Incentive Plan approved by security holders	80,735	$32.28	14,517
Equity Incentive Plan not approved by security holders	—	—	—
Total	80,735	$32.28	14,517
(1) Includes 8,048 shares available for issuance for stock awards, other than awards of stock options and stock appreciation rights.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2024, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 14.    Principal Accountant Fees and Services
Information concerning principal accountant fees and services is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2024, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
(a)(1) List of Financial Statements
The following are contained in Item 8:
Report of Independent Registered Public Accounting Firm (Moss Adams LLP, Everett WA, PCAOB ID: 659)
Consolidated Balance Sheets at December 31, 2023 and 2022
Consolidated Statements of Income for the Years Ended December 31, 2023 and 2022
Consolidated Statements of Comprehensive Income for the Years December 31, 2023 and 2022
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2023 and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022
Notes to Consolidated Financial Statements
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

21	Subsidiaries of Sound Financial Bancorp, Inc. 1994 (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 12, 2020 (File No. (001-35633))
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (included on signature page)
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification
97	Policy Relating to Recovery of Erroneously Awarded Compensation
101
The following financial statements from the Sound Financial Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of equity (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(c) Financial Statements Schedules - None

Item 16. Form 10-K Summary - None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: March 21, 2024	By:	/s/ Laura Lee Stewart
Laura Lee Stewart, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wesley Ochs
Wesley Ochs
Executive Vice President/Chief Strategy Officer and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jennifer L. Mallon
Jennifer L. Mallon
Senior Vice President/Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY
We, the undersigned officers and directors of Sound Financial Bancorp, Inc., hereby severally and individually constitute and appoint Laura Lee Stewart and Wesley Ochs, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Laura Lee Stewart	/s/ Wesley Ochs
Laura Lee Stewart, President, Chief Executive Officer and Director	Wesley Ochs, Executive Vice President/Chief Strategy Officer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
Date: March 21, 2024	Date: March 21, 2024

/s/ Jennifer L. Mallon	/s/ Tyler K. Myers
Jennifer L. Mallon, Senior Vice President/Chief Accounting Officer	Tyler K. Myers, Chairman of the Board
(Principal Accounting Officer)	Date: March 21, 2024
Date: March 21, 2024

/s/ David S. Haddad, Jr.	/s/ Robert F. Carney
David S. Haddad, Jr., Director	Robert F. Carney, Director
Date: March 21, 2024	Date: March 21, 2024

/s/ Debra Jones	/s/ Rogelio Riojas
Debra Jones, Director	Rogelio Riojas, Director
Date: March 21, 2024	Date: March 21, 2024

/s/ James E. Sweeney
James E. Sweeney, Director
Date: March 21, 2024