Form 10-Q
period 2024-03-31
Sound Financial Bancorp, Inc.
filed 2024-05-14
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
As of May 9, 2024, there were 2,557,485 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$137,977	$49,690
Available-for-sale (“AFS”) securities, at fair value (amortized cost of $9,445 and $9,539 as of March 31, 2024 and December 31, 2023, respectively)	8,115	8,287
Held-to-maturity (“HTM”) securities, at amortized cost (fair value of $1,730 and $1,787 at March 31, 2024 and December 31, 2023, respectively)	2,157	2,166
Loans held-for-sale	351	603
Loans held-for-portfolio	897,877	894,478
Allowance for credit losses (“ACL”) on loans	(8,598)	(8,760)
Total loans held-for-portfolio, net	889,279	885,718
Accrued interest receivable	3,617	3,452
Bank-owned life insurance (“BOLI”), net	22,037	21,860
Other real estate owned (“OREO”) and repossessed assets, net	690	575
Mortgage servicing rights (“MSRs”), at fair value	4,612	4,632
Federal Home Loan Bank ("FHLB") stock, at cost	2,406	2,396
Premises and equipment, net	6,685	5,240
Right of use assets	4,259	4,496
Other assets	4,500	6,106
Total assets	$1,086,685	$995,221
LIABILITIES
Deposits
Interest-bearing	$788,217	$699,813
Noninterest-bearing demand	128,666	126,726
Total deposits	916,883	826,539
Borrowings	40,000	40,000
Accrued interest payable	719	817
Lease liabilities	4,576	4,821
Other liabilities	9,578	9,563
Advance payments from borrowers for taxes and insurance	2,209	1,110
Subordinated notes, net	11,728	11,717
Total liabilities	985,693	894,567
COMMITMENTS AND CONTINGENCIES (NOTE 7)	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,558,546 and 2,549,427 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	25	25
Additional paid-in capital	28,110	27,990
Retained earnings	73,907	73,627
Accumulated other comprehensive loss, net of tax	(1,050)	(988)
Total stockholders’ equity	100,992	100,654
Total liabilities and stockholders’ equity	$1,086,685	$995,221
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
INTEREST INCOME
Loans, including fees	$12,233	$11,381
Interest and dividends on investments, cash and cash equivalents	1,527	793
Total interest income	13,760	12,174
INTEREST EXPENSE
Deposits	5,703	2,136
Borrowings	429	499
Subordinated notes	168	168
Total interest expense	6,300	2,803
Net interest income	7,460	9,371
PROVISION FOR (RELEASE OF) CREDIT LOSSES	(33)	10
Net interest income after (release of) provision for credit losses	7,493	9,361
NONINTEREST INCOME
Service charges and fee income	612	581
Earnings on BOLI	177	151
Mortgage servicing income	282	299
Fair value adjustment on MSRs	(65)	(140)
Net gain on sale of loans	90	78
Total noninterest income	1,096	969
NONINTEREST EXPENSE
Salaries and benefits	4,543	4,485
Operations	1,457	1,441
Regulatory assessments	189	153
Occupancy	444	459
Data processing	1,017	993
Net loss on OREO and repossessed assets	6	84
Total noninterest expense	7,656	7,615
Income before provision for income taxes	933	2,715
Provision for income taxes	163	547
Net income	$770	$2,168

Earnings per common share:
Basic	$0.30	$0.84
Diluted	$0.30	$0.83
Weighted-average number of common shares outstanding:
Basic	2,539,213	2,578,413
Diluted	2,556,958	2,604,043
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$770	$2,168
Available for sale securities:
Unrealized (losses) gains arising during the period	(78)	105
Income tax benefit (expense) related to unrealized (losses) gains	16	(22)
Other comprehensive (loss) income, net of tax	(62)	83
Comprehensive income	$708	$2,251

See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2024 and 2023 (unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss), net of tax	Total Stockholders’ Equity
Balance, at December 31, 2023	2,549,427	$25	$27,990	$73,627	$(988)	$100,654
Net income	—	—	—	770	—	770
Other comprehensive loss, net of tax	—	—	—	—	(62)	(62)
Share-based compensation	—	—	95	—	—	95
Restricted stock awards issued	8,048	—	—	—	—	—
Cash dividends paid on common stock ($0.19 per share)	—	—	—	(486)	—	(486)
Common stock repurchased	(164)		(1)	(4)	—	(5)
Common stock options exercised	1,235	—	26	—	—	26
Balance, at March 31, 2024	2,558,546	$25	$28,110	$73,907	$(1,050)	$100,992

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss), net of tax	Total Stockholders’ Equity
Balance, at December 31, 2022	2,583,619	$26	$28,004	$70,792	$(1,117)	$97,705
Impact of adoption of Accounting Standards Update (“ASU”) 2016-13	—	—	—	(1,149)	—	(1,149)
Net income	—	—	—	2,168	—	2,168
Other comprehensive income, net of tax	—	—	—	—	83	83
Share-based compensation	—	—	192	—	—	192
Restricted stock awards issued	8,850	—	—	—	—	—
Cash dividends paid on common stock ($0.17 per share)	—	—	—	(442)	—	(442)
Common stock repurchased	(204)	—	(2)	(7)	—	(9)
Common stock surrendered	(4,750)	—	(190)	—	—	(190)
Restricted stock forfeited	(425)	—	—	—	—	—
Common stock options exercised	14,353	—	247	—	—	247
Balance, at March 31, 2023	2,601,443	$26	$28,251	$71,362	$(1,034)	$98,605
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$770	$2,168
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net discounts on investments	22	17
(Release of) provision for credit losses	(33)	10
Depreciation and amortization	178	178
Share based compensation	95	192
Fair value adjustment on mortgage servicing rights	65	140
Right of use assets amortization	237	236
Change in lease liabilities	(245)	(239)
Change in cash surrender value of BOLI	(177)	(151)
Net change in advances from borrowers for taxes and insurance	1,099	1,053
Net gain on sale of loans	(90)	(78)
Proceeds from sale of loans held-for-sale	4,234	3,906
Originations of loans held-for-sale	(3,937)	(5,282)
Net loss on OREO and repossessed assets	—	84
Change in operating assets and liabilities:
Accrued interest receivable	(165)	(69)
Other assets	1,549	(1,273)
Accrued interest payable	(98)	(10)
Other liabilities	15	1,080
Net cash provided by operating activities	3,519	1,962
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available-for-sale securities	83	1,704
Proceeds from principal payments of held-to-maturity securities	9	9
Net decrease (increase) in loans	(3,570)	(4,636)
Purchases of premises and equipment, net	(1,623)	(35)
Net cash used in investing activities	(5,101)	(2,958)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	90,344	32,884
Repayment of borrowings	—	(8,000)
FHLB stock purchased	(10)	249
Common stock repurchases	(5)	(9)
Purchase of stock surrendered to pay tax liability	—	(190)
Dividends paid on common stock	(486)	(442)
Proceeds from common stock option exercises	26	247
Net cash provided by financing activities	89,869	24,739
Net change in cash and cash equivalents	88,287	23,743
Cash and cash equivalents, beginning of period	49,690	57,836
Cash and cash equivalents, end of period	$137,977	$81,579
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid on deposits and borrowings	6,398	2,813
ROU assets obtained in exchange for new operating lease liabilities	—	334
Impact of adoption of ASU 2016-13 on retained earnings	—	(1,149)
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
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 21, 2024 (“2023 Form 10-K”). The results for the interim periods are not necessarily indicative of results for a full year or any other future period.
Certain amounts in the prior period’s consolidated financial statements have been reclassified to conform to the current presentation. These classifications do not have an impact on previously reported consolidated net income, stockholders’ equity or earnings per share.
We have not made any changes in our significant accounting policies from those disclosed in the 2023 Form 10-K.

Note 2 – Accounting Pronouncements Recently Issued or Adopted
On March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, "Reference Rate Reform" ("Topic 848"). This ASU provides optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update apply to modifications to eligible contracts (e.g., loans, debt securities, derivatives, borrowings) that replace a reference rate affected by reference rate reform (including rates referenced in fallback provisions) and contemporaneous modifications of other contract terms related to the replacement of the reference rate (including contract modifications to add or change fallback provisions). The following optional expedients for applying the requirements of certain Topics or Industry Subtopics in the related Codification are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: 1) Modifications of contracts within the scope of Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; 2) Modifications of contracts within the scope of Topics 840, Leases, and 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate (for example, the incremental borrowing rate) or remeasurements of lease payments that otherwise would be required under those Topics for modifications not accounted for as separate contracts; and 3) Modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic 815-15, Derivatives and Hedging— Embedded Derivatives. ASU 2020-04 has not had, and is not expected to have, a material impact on the Company’s consolidated financial statements.
In January 2021, ASU 2021-01 updated amendments in the new ASU to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification. The amendments in this ASU have differing effective dates, beginning with interim periods including and subsequent to March 12, 2020 through December 31, 2022. Based upon amendments provided in ASU 2022-06 discussed below, provisions of ASU 2021-01 can now generally be applied through December 31, 2024. ASU 2021-01 has not had, and is not expected to have, a material impact on the Company’s consolidated financial statements.

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 extends the period of time entities can utilize the reference rate reform relief guidance provided by ASU 2020-04 and ASU 2021-01, which are discussed above. ASU 2022-06 was effective upon issuance and defers the sunset date of this prior guidance to December 31, 2024, after which entities will no longer be permitted to apply the relief guidance in Topic 848. ASU 2022-06 has not had, and is not expected to have, a material impact on the Company’s consolidated financial statements.
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amended guidance requires incremental reportable segment disclosures, primarily about significant segment expenses. The amendments also require entities with a single reportable segment to provide all disclosures required by these amendments, and all existing segment disclosures. The amendments will be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2023-07 on the footnotes to our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amended guidance is effective for fiscal years beginning after December 15, 2024. The guidance can be applied either prospectively or retrospectively. We do expect the adoption of ASU 2023-09 to have a material impact on the footnotes to our consolidated financial statements.

Note 3 – Investments
At March 31, 2024, the Company did not own any debt securities classified as trading or any equity investment securities, except for the FHLB securities described in “Note 8 — Borrowings, FHLB Stock and Subordinated Notes.”
The amortized cost and fair value of our AFS securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2024
Municipal bonds	$6,384	$11	$(953)	$5,442
Agency mortgage-backed securities	3,061	4	(392)	2,673
Total	$9,445	$15	$(1,345)	$8,115

December 31, 2023
Municipal bonds	$6,394	$12	$(878)	$5,528
Agency mortgage-backed securities	3,145	7	(393)	2,759
Total	$9,539	$19	$(1,271)	$8,287
The amortized cost and fair value of our HTM securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2024
Municipal bonds	$704	$—	$(182)	$522
Agency mortgage-backed securities	1,453	—	(245)	1,208
Total	$2,157	$—	$(427)	$1,730

December 31, 2023
Municipal bonds	$704	$—	$(164)	$540
Agency mortgage-backed securities	1,462	—	(215)	1,247
Total	$2,166	$—	$(379)	$1,787
The amortized cost and fair value of AFS and HTM securities at March 31, 2024, by contractual maturity, are shown below (in thousands). Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily agency mortgage-backed securities, are shown separately.

	March 31, 2024
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one year through five years	$455	$453	$—	$—
Due after five years through ten years	1,199	1,210	—	—
Due after ten years	4,730	3,779	704	522
Agency mortgage-backed securities	3,061	2,673	1,453	1,208
Total	$9,445	$8,115	$2,157	$1,730
There were no pledged securities at March 31, 2024 or December 31, 2023.
There were no sales of AFS or HTM securities during the three months ended March 31, 2024 and 2023.
Accrued interest receivable on securities totaled $77 thousand and $49 thousand at March 31, 2024 and December 31, 2023, respectively, in the accompanying Condensed Consolidated Balance Sheets. Accrued interest receivable is excluded from the estimate of expected credit losses.
The following table summarizes the aggregate fair value and gross unrealized loss by length of time of those investments for which an allowance for credit losses has not been recorded that have been in a continuous unrealized loss position at the dates indicated (in thousands):

	March 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities
Municipal bonds	$453	$(2)	$3,779	$(951)	$4,232	$(953)
Agency mortgage-backed securities	47	(1)	2,228	(391)	2,275	(392)
Total available-for-sale securities	$500	$(3)	$6,007	$(1,342)	$6,507	$(1,345)
Held-to-maturity securities
Municipal bonds	$—	$—	$522	$(182)	$522	$(182)
Agency mortgage-backed securities	—	—	1,208	(245)	1,208	(245)
Total held-to-maturity securities	$—	$—	$1,730	$(427)	$1,730	$(427)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities
Municipal bonds	—	—	3,862	(878)	3,862	(878)
Agency mortgage-backed securities	48	(1)	2,290	(392)	2,338	(393)
Total	$48	$(1)	$6,152	$(1,270)	$6,200	$(1,271)
Held-to-maturity securities
Municipal bonds	$—	$—	$540	$(164)	$540	$(164)
Agency mortgage-backed securities	—	—	1,247	(215)	1,247	(215)
Total held-to-maturity securities	$—	$—	$1,787	$(379)	$1,787	$(379)
There was no allowance for credit losses on securities at March 31, 2024 or December 31, 2023. At March 31, 2024, the total securities portfolio consisted of 12 agency mortgage-backed securities and 11 municipal bonds, with a total portfolio fair value of $9.8 million. At December 31, 2023, the total securities portfolio consisted of 11 municipal bonds and 12 agency mortgage-backed securities, with a total portfolio fair value of $10.1 million. At March 31, 2024, there were three securities in an unrealized loss position for less than 12 months, and 16 securities in an unrealized loss position for more than 12 months. All three securities in an unrealized loss position for less than 12 months were classified as AFS. At December 31, 2023, there was one security in an unrealized loss position for less than 12 months, and 16 securities in an unrealized loss position for more than 12 months. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. There was no provision for credit losses recognized for investment securities during the three months ended March 31, 2024, because the declines in fair value were not attributable to credit quality and because we do not intend, and it is not likely that we will be required, to sell these securities before recovery of their amortized cost basis.

Note 4 – Loans

Loans-held-for portfolio at the dates indicated, excluding loans held-for-sale, were as follows (in thousands):

	March 31, 2024	December 31, 2023
Real estate loans:
One-to-four family	$279,213	$279,448
Home equity	24,380	23,073
Commercial and multifamily	324,483	315,280
Construction and land	111,726	126,758
Total real estate loans	739,802	744,559
Consumer loans:
Manufactured homes	37,583	36,193
Floating homes	84,237	75,108
Other consumer	18,847	19,612
Total consumer loans	140,667	130,913
Commercial business loans	19,075	20,688
Total loans held-for-portfolio	899,544	896,160
Premiums for purchased loans(1)	808	829
Deferred fees, net	(2,475)	(2,511)
Total loans held-for-portfolio, gross	897,877	894,478
Allowance for credit losses — loans	(8,598)	(8,760)
Total loans held-for-portfolio, net	$889,279	$885,718
(1)Includes premiums resulting from purchased loans of $458 thousand related to one-to-four family loans, $270 thousand related to commercial and multifamily loans, and $80 thousand related to commercial business loans as of March 31, 2024. Includes premiums resulting from purchased loans of $465 thousand related to one-to-four family loans, $280 thousand related to commercial and multifamily loans, and $84 thousand related to commercial business loans as of December 31, 2023.
As of March 31, 2024, there were three collateral dependent loans, totaling $457 thousand, that were in process of foreclosure.
The following table presents a summary of activity in the ACL on loans and unfunded commitments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024			2023
	Allowance for Credit Losses - Loans	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Credit Losses - Loans	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
Balance at beginning of period	$8,760	$193	$8,953	$7,599	$335	$7,934
Adoption of ASU 2016-13(1)	—	—	—	760	695	1,455
(Release of) provision for credit losses during the period	(106)	73	(33)	245	(235)	10
Net (charge-offs)/recoveries during the period	(56)	—	(56)	(72)	—	(72)
Balance at end of period	$8,598	$266	$8,864	$8,532	$795	$9,327
(1)    Represents the impact of adopting ASU 2016-13, Financial Instruments — Credit Losses on January 1, 2023. Since that date, as a result of adopting ASU 2016-13, our methodology to compute our allowance for credit losses has been based on a current expected credit loss methodology, rather than the previously applied incurred loss methodology.

Accrued interest receivable on loans receivable totaled $3.4 million at both March 31, 2024 and December 31, 2023 in the accompanying Condensed Consolidated Balance Sheets. Accrued interest receivable is excluded from the estimate of expected credit losses.
The following tables summarize the activity in the allowance for credit losses - loans, excluding accrued interest, for the periods indicated (in thousands):

	Three Months Ended March 31, 2024
	Beginning Allowance	Charge-offs	Recoveries	Provision (Release of)	Ending Allowance
One-to-four family	$2,630	$—	$—	$280	$2,910
Home equity	185	—	—	(6)	179
Commercial and multifamily	1,070	—	—	36	1,106
Construction and land	1,349	—	—	(20)	1,329
Manufactured homes(1)	971	(23)	—	(115)	833
Floating homes	2,022	—	—	(223)	1,799
Other consumer(2)	426	(39)	6	(60)	333
Commercial business	107	—	—	2	109
Total	$8,760	$(62)	$6	$(106)	$8,598
(1)During the three months ended March 31, 2024, there was one manufactured home loan that was charged off and then subsequently foreclosed upon.
(2)During the three months ended March 31, 2024, the gross charge-offs related entirely to deposit overdrafts that were charged off.

	Three Months Ended March 31, 2023
	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,771	$—	$—	$(67)	$2,059
Home equity	132	—	—	(4)	197
Commercial and multifamily	2,501	—	—	44	2,225
Construction and land	1,209	—	—	210	2,778
Manufactured homes	462	—	—	1	283
Floating homes	456	—	—	(11)	611
Other consumer(1)	324	(79)	7	70	159
Commercial business	256	—	—	(5)	216
Unallocated	488	—	—	7	4
Total	$7,599	$(79)	$7	$245	$8,532
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
When we classify problem assets as either substandard or doubtful, we may determine that these assets should be individually analyzed if they no longer share common risk characteristics with the rest of the portfolio. When we classify problem assets as a loss, we are required to charge off those assets in the period in which they are deemed uncollectible. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC (the Bank’s federal regulator) and the WDFI (the Bank’s state banking regulator), which can order the establishment of additional credit loss allowances. Assets which do not currently expose us to sufficient risk to warrant classification as substandard or doubtful but possess weaknesses are required to be designated as special mention. There were no loans classified as doubtful or loss as of March 31, 2024 and December 31, 2023.
The following tables present the internally assigned grades as of March 31, 2024 and December 31, 2023, by type of loan and origination year (in thousands):

	At March 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term
	2024	2023	2022	2021	2020	Prior			Total

One-to-four family:
Pass	$9,350	$25,154	$83,227	$109,784	$16,015	$35,051	$—	$—	$278,581
Substandard	—	—	259	114	—	504	—	—	877
Total one-to-four family	$9,350	$25,154	$83,486	$109,898	$16,015	$35,555	$—	$—	$279,458
Home equity:
Pass	$1,429	$3,876	$2,511	$1,051	$299	$1,622	$12,593	$811	$24,192
Substandard	—	—	—	—	—	62	282	69	413
Total home equity	$1,429	$3,876	$2,511	$1,051	$299	$1,684	$12,875	$880	$24,605
Commercial and multifamily:
Pass	$776	$21,071	$87,192	$93,119	$22,556	$86,776	$—	$—	$311,490
Special mention	—	—	—	—	4,653	1,396	—	—	6,049
Substandard	—	—	1,007	—	—	4,848	—	—	5,855
Total commercial and multifamily	$776	$21,071	$88,199	$93,119	$27,209	$93,020	$—	$—	$323,394
Construction and land:
Pass	$1,204	$30,957	$34,855	$40,201	$955	$2,261	$—	$—	$110,433
Substandard	—	—	—	—	—	714	—	—	714
Total construction and land	$1,204	$30,957	$34,855	$40,201	$955	$2,975	$—	$—	$111,147
Manufactured homes:
Pass	$2,204	$13,605	$7,876	$4,228	$2,061	$7,263	$—	$—	$37,237
Substandard	—	—	44	—	—	185	—	—	229
Total manufactured homes	$2,204	$13,605	$7,920	$4,228	$2,061	$7,448	$—	$—	$37,466
Floating homes:
Pass	$12,557	$8,408	$17,462	$24,928	$6,428	$10,850	$—	$—	$80,633
Total floating homes	$12,557	$8,408	$20,636	$24,928	$6,428	$10,850	$—	$—	$83,807
Other consumer:
Pass	$1,253	$4,181	$737	$3,794	$5,830	$2,533	$533	$—	$18,861
Total other consumer	$1,253	$4,181	$737	$3,794	$5,830	$2,533	$533	$—	$18,861
Commercial business:
Pass	$138	$894	$1,868	$3,438	$358	$4,779	$7,467	$—	$18,942
Substandard	—	—	45	112	—	—	40	—	197
Total commercial business	$138	$894	$1,913	$3,550	$358	$4,779	$7,507	$—	$19,139
Total loans
Pass	$28,911	$108,146	$235,728	$280,543	$54,502	$151,135	$20,593	$811	$880,369
Special mention	—	—	—	—	4,653	1,396	—	—	6,049
Substandard	—	—	4,529	226	—	6,313	322	69	11,459
Total loans	$28,911	$108,146	$240,257	$280,769	$59,155	$158,844	$20,915	$880	$897,877

	At December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term
	2023	2022	2021	2020	2019	Prior			Total
One-to-four family:
Pass	$26,272	$84,467	$110,488	$16,126	$13,029	$28,139	$—	$—	$278,521
Substandard	—	259	119	—	260	553	—	—	1,191
Total one-to-four family	26,272	84,726	110,607	16,126	13,289	28,692	—	—	279,712
Home equity:
Pass	3,963	2,783	1,072	302	95	1,608	12,982	2	22,807
Substandard	—	—	—	—	—	63	445	—	508
Total home equity	3,963	2,783	1,072	302	95	1,671	13,427	2	23,315
Commercial and multifamily:
Pass	21,144	75,960	93,932	22,731	29,822	58,388	—	—	301,977
Special mention	—	—	—	3,365	—	350	—	—	3,715
Substandard	—	1,036	—	1,317	5,134	1,121	—	—	8,608
Total commercial and multifamily	21,144	76,996	93,932	27,413	34,956	59,859	—	—	314,300
Construction and land:
Pass	32,057	53,302	36,285	967	601	2,031	—	—	125,243
Substandard	—	—	—	—	689	44	—	—	733
Total construction and land	32,057	53,302	36,285	967	1,290	2,075	—	—	125,976
Manufactured homes:
Pass	13,696	7,958	4,365	2,160	2,075	5,498	—	—	35,752
Substandard	115	46	—	22	86	64	—	—	333
Total manufactured homes	13,811	8,004	4,365	2,182	2,161	5,562	—	—	36,085
Floating homes:
Pass	8,779	21,555	26,196	6,471	1,865	9,867	—	—	74,733
Total floating homes	8,779	21,555	26,196	6,471	1,865	9,867	—	—	74,733
Other consumer:
Pass	4,629	1,845	3,884	5,883	598	2,237	539	—	19,615
Total other consumer	4,629	1,845	3,884	5,883	598	2,237	539	—	19,615
Commercial business:
Pass	987	437	3,564	400	227	5,848	6,854	—	18,317
Substandard	2,128	53	204	—	—	—	40	—	2,425
Total commercial business	3,115	490	3,768	400	227	5,848	6,894	—	20,742
Pass	111,527	248,307	279,786	55,040	48,312	113,616	20,375	2	876,965
Special mention	—	—	—	3,365	—	350	—	—	3,715
Substandard	2,243	1,394	323	1,339	6,169	1,845	485	—	13,798
Total loans	$113,770	$249,701	$280,109	$59,744	$54,481	$115,811	$20,860	$2	$894,478

Nonaccrual and Past Due Loans.  Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.
The following table presents the amortized cost of nonaccrual loans as of the dates indicated, by type of loan (in thousands):

	March 31, 2024		December 31, 2023
	Total Nonaccrual Loans	Total Nonaccrual Loans with no ACL	Total Nonaccrual Loans	Total Nonaccrual Loans with no ACL
One-to-four family	$835	$575	$1,108	$848
Home equity	83	83	84	84
Commercial and multifamily	4,747	4,747	—	—
Construction and land	29	29	—	—
Manufactured homes	166	166	228	228
Floating homes	3,192	3,192	—	—
Other consumer	1	—	1	—
Commercial business	—	—	2,135	2,135
Total	$9,053	$8,792	$3,556	$3,295
The following tables present the aging of past due loans, based on amortized cost, as of the dates indicated, by type of loan (in thousands):

	March 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$556	$—	$711	$—	$1,267	$278,191	$279,458
Home equity	—	268	83	—	351	24,254	24,605
Commercial and multifamily	1,346	—	3,733	—	5,079	318,315	323,394
Construction and land	823	—	30	—	853	110,294	111,147
Manufactured homes	419	—	102	—	521	36,945	37,466
Floating homes	3,174	—	—	—	3,174	80,633	83,807
Other consumer	22	29	—	—	51	18,810	18,861
Commercial business	—	55	—	—	55	19,084	19,139
Total	$6,340	$352	$4,659	$—	$11,351	$886,526	$897,877

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$168	$870	$663	$—	$1,701	$278,011	$279,712
Home equity	345	—	84	—	429	22,893	23,322
Commercial and multifamily	4,116	1,036	—	—	5,151	309,149	314,300
Construction and land	—	—	—	—	—	125,940	125,940
Manufactured homes	295	49	189	—	533	35,552	36,085
Floating homes	—	3,226	—	—	3,226	71,507	74,733
Other consumer	34	31	—	—	65	19,550	19,615
Commercial business	66	—	2,128	—	2,194	18,551	20,745
Total	$5,024	$5,211	$3,064	$—	$13,299	$881,153	$894,452

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
At March 31, 2024, the Company had no commitments to extend additional credit to borrowers owing loan receivables with modified terms.

There were no loans modified within the three months ended March 31, 2024.

We have no modified loan receivables that have subsequently defaulted at March 31, 2024.

Troubled debt restructurings (“TDRs”). Prior to the adoption of ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, the Company had granted a variety of concessions to borrowers in the form of loan modifications that were considered TDRs. Loans classified as legacy TDRs totaled $1.7 million at both March 31, 2024 and December 31, 2023.

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

The following tables summarize collateral dependent loans by collateral type as of the dates indicated (in thousands):

	March 31, 2024
	Commercial Real Estate	Residential Real Estate	Land	Other Residential	RVs/Automobiles	Business Assets	Total
Real estate loans:
One- to four- family	$—	$394	$—	$541	$—	$—	$935
Home equity	—	83	—	—	—	—	83
Commercial and multifamily	4,747	—	—	—	—	—	4,747
Construction and land	—	—	29	—	—	—	29
Total real estate loans	4,747	477	29	541	—	—	5,794
Consumer loans:
Manufactured homes	—	—	—	166	—	—	166
Floating homes	—	—	—	3,192	—	—	3,192
Total consumer loans	—	—	—	3,358	—	—	3,358
Total loans	$4,747	$477	$29	$3,899	$—	$—	$9,152

	December 31, 2023
	Commercial Real Estate	Residential Real Estate	Land	Other Residential	RVs/Automobiles	Business Assets	Total
Real estate loans:
One- to four- family	$—	$664	$—	$545	$—	$—	$1,209
Home equity	—	84	—	—	—	—	84
Total real estate loans	—	748	—	545	—	—	1,293
Consumer loans:
Manufactured homes	—	—	—	228	—	—	228
Total consumer loans	—	—	—	228	—	—	228
Commercial business loans	—	—	—	2,135	—	—	2,135
Total loans	$—	$748	$—	$2,908	$—	$—	$3,656

Note 5 – Fair Value Measurements
The Company determines the fair values of its financial instruments based on the requirements established in ASC 820, Fair Value Measurements (“ASC 820”), which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. The Company’s fair values for financial instruments at March 31, 2024 and December 31, 2023 were determined based on these requirements.
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

Loans held-for-sale - The fair value of fixed-rate one-to-four family loans is based on whole loan forward prices obtained from government sponsored enterprises. At March 31, 2024 and 2023, loans held-for-sale were carried at cost, as no impairment was required.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no transfers between levels during the three months ended March 31, 2024 and 2023.

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether recognized or recorded at fair value or not as of the dates indicated (in thousands):

	March 31, 2024		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$137,977	$137,977	$137,977	$—	$—
Available-for-sale securities	8,115	8,115	—	8,115	—
Held-to-maturity securities	2,157	1,730	—	1,730	—
Loans held-for-sale	351	351	—	351	—
Loans held-for-portfolio, net	889,279	840,700	—	—	840,700
Mortgage servicing rights	4,612	4,612	—	—	4,612
FINANCIAL LIABILITIES:
Time deposits	321,340	321,737	—	321,737	—
Borrowings	40,000	40,000	—	40,000	—
Subordinated notes	11,728	12,038	—	12,038	—

	December 31, 2023		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$49,690	$49,690	$49,690	$—	$—
Available-for-sale securities	8,287	8,287	—	8,287	—
Held-to-maturity securities	2,166	1,787	—	1,787	—
Loans held-for-sale	603	603	—	603	—
Loans held-for-portfolio, net	885,718	837,579	—	—	837,579
Mortgage servicing rights	4,632	4,632	—	—	4,632
FINANCIAL LIABILITIES:
Time deposits	307,962	308,604	—	308,604	—
Borrowings	40,000	40,000	—	40,000	—
Subordinated notes	11,717	9,996	—	9,996	—

The following tables present the balance of assets measured at fair value on a recurring basis as of the dates indicated (in thousands):

	Fair Value at March 31, 2024
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$5,442	$—	$5,442	$—
Agency mortgage-backed securities	2,673	—	2,673	—
Mortgage servicing rights	4,612	—	—	4,612

	Fair Value at December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$5,528	$—	$5,528	$—
Agency mortgage-backed securities	2,759	—	2,759	—
Mortgage servicing rights	4,632	—	—	4,632
The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis as of the dates indicated:

March 31, 2024
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	99%-205% (110%)
		Discount rate	10.51%-14.51% (12.51%)

December 31, 2023
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	109%-208% (129%)
		Discount rate	10.5%-14.5% (12.5%)
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
There were no assets or liabilities (excluding MSRs) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2024 and 2023.
MSRs are measured at fair value using significant unobservable inputs (Level 3) on a recurring basis and a reconciliation of this asset can be found in “Note 6—Mortgage Servicing Rights.

The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at March 31, 2024
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$690	$—	$—	$690
Collateral dependent loans	9,152	—	—	9,152

	Fair Value at December 31, 2023
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$575	$—	$—	$575
Collateral dependent loans	3,656	—	—	3,656
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at both March 31, 2024 and December 31, 2023.

Note 6 – Mortgage Servicing Rights
The unpaid principal balance of the Company’s mortgage servicing rights portfolio totaled $443.6 million at March 31, 2024 compared to $448.9 million at December 31, 2023. Of these total balances, the unpaid principal balance of loans serviced for Federal National Mortgage Association (“Fannie Mae”) at March 31, 2024 and December 31, 2023 were $441.5 million and $446.8 million, respectively. The unpaid principal balance of loans serviced for other financial institutions totaled $2.1 million at March 31, 2024 and $2.2 million at December 31, 2023. Loans serviced for Fannie Mae and others are not included in the Company’s financial statements as they are not assets of the Company.
A summary of the change in the balance of mortgage servicing assets during the periods indicated were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance, at fair value	$4,632	$4,687
Servicing rights that result from transfers and sale of financial assets	45	40
Changes in fair value:
Due to changes in model inputs or assumptions and other(1)	(65)	(140)
Ending balance, at fair value	$4,612	$4,587
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	March 31, 2024	December 31, 2023
Prepayment speed (Public Securities Association “PSA” model)	110%	129%
Weighted-average life	8.0 years	7.7 years
Weighted average discount rate	12.5%	12.5%

The amount of contractually specified servicing, late and ancillary fees earned on the mortgage servicing rights are included in mortgage servicing income on the Condensed Consolidated Statements of Income and totaled $282 thousand and $299 thousand for the three months ended March 31, 2024 and March 31, 2023, respectively.

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

Note 8 – Borrowings, FHLB Stock and Subordinated Notes
FHLB Advances
The following tables present advances from the FHLB as of the dates indicated (dollars in thousands):

	March 31, 2024	December 31, 2023
FHLB advances:
Overnight advances	$—	$—
Short-term advances	15,000	15,000
Long-term advances	25,000	25,000
Total	$40,000	$40,000

	March 31, 2024	December 31, 2023
Fixed Rate:
Outstanding balance	$40,000	$40,000
Interest rates ranging from	4.06%	4.06%
Interest rates ranging to	4.35%	4.35%
Weighted average interest rate	4.25%	4.25%
Variable rate:
Outstanding balance	$—	$—
Weighted average interest rate	—%	—%
The following table presents the maturity of our FHLB advances (dollars in thousands):

March 31, 2024
Remainder of 2024	$15,000
2025	—
2026	15,000
2027	—
2028	10,000
Thereafter	—
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

	March 31, 2024	December 31, 2023
Amount available to borrow under credit facility(1)	$447,919	$463,541
Advance equivalent of collateral:
One-to-four family mortgage loans	195,537	196,547
Commercial and multifamily mortgage loans	34,095	34,464
Home equity loans	293	348
Notional amount of letters of credit outstanding	9,000	10,000
Remaining FHLB borrowing capacity(2)	$180,925	$181,360
(1)Subject to eligible pledged collateral.
(2)Amount remaining from the advance equivalent of collateral less letters of credit outstanding and FHLB advances.
As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances. At both March 31, 2024 and December 31, 2023, the Company had an investment of $2.4 million in FHLB of Des Moines stock.
Federal Reserve Bank of San Francisco (“FRB SF”) Borrowings
The Company has a borrowing agreement with the FRB SF. The terms of the agreement call for a blanket pledge of a portion of the Company’s consumer and commercial business loans based on the outstanding balance. At March 31, 2024 and December 31, 2023, the amount available to borrow under this credit facility was $19.5 million and $18.3 million, respectively, subject to eligible pledged collateral. The Company had no outstanding borrowings under this arrangement at March 31, 2024 and December 31, 2023.
Other Borrowings
The Company has access to an unsecured Fed Funds line of credit from Pacific Coast Banker’s Bank (“PCBB”). The line has a one year term maturing on June 30, 2024 and is renewable annually. As of March 31, 2024, the amount available under this line of credit was $20.0 million. There was no balance on this line of credit as of March 31, 2024 and December 31, 2023.
Subordinated Debt
In September 2020, the Company issued $12.0 million of fixed to floating rate subordinated notes that mature in 2030. The subordinated notes have an initial fixed interest rate of 5.25% to, but excluding, October 1, 2025, payable semi-annually in arrears. From, and including, October 1, 2025, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term Secured Overnight Financing Rate, or SOFR, plus 513 basis points, payable quarterly in arrears. The subordinated notes mature on May 15, 2030, and may be redeemed by the Company, in whole or in part, on October 1, 2025, or on any subsequent interest payment date. Prior to October 1, 2025, the Company may redeem these notes, in whole but not in part, only under certain limited circumstances set forth in the terms of the subordinated notes. The balance of the subordinated notes was $11.7 million as of both March 31, 2024 and December 31, 2023.

Note 9 – Earnings Per Common Share
The following table summarizes the calculation of earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	2024	2023
Net income	$770	$2,168
LESS: Participating dividends - Unvested Restricted Stock Awards (“RSAs”)	(3)	(3)
LESS: Income allocated to participating securities - Unvested RSAs	(2)	(11)
Net income available to common stockholders - basic	765	2,154
ADD BACK: Income allocated to participating securities - Unvested RSAs	2	11
LESS: Income reallocated to participating securities - Unvested RSAs	(2)	(11)
Net income available to common stockholders - diluted	$765	$2,154

Weighted average number of shares outstanding, basic	2,539,213	2,578,413
Effect of potentially dilutive common shares	17,745	25,630
Weighted average number of shares outstanding, diluted	2,556,958	2,604,043
Earnings per share, basic	$0.30	$0.84
Earnings per share, diluted	$0.30	$0.83
There were 7,596 anti-dilutive securities at March 31, 2024 and 8,009 anti-dilutive securities at March 31, 2023.

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
As of March 31, 2024, on an adjusted basis, awards for stock options totaling 301,453 shares and awards for restricted stock totaling 167,114 shares of Company common stock have been granted, net of any forfeitures, to participants in the 2013 Plan and the 2008 Plan. Share-based compensation expense was $95 thousand and $192 thousand for the three months ended March 31, 2024 and March 31, 2023, respectively.
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

The following is a summary of the Company’s stock option award activity during the three months ended March 31, 2024 (dollars in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2024	80,735	$32.28	5.36	$603
Granted	6,469	39.89
Exercised	(1,235)	21.16
Expired	(257)	36.57
Outstanding at March 31, 2024	85,712	33.00	5.53	685
Exercisable	66,231	30.95	4.58	661
Expected to vest, assuming a 0% forfeiture rate over the vesting term	85,712	$33.00	5.53	$685

As of March 31, 2024, there was $190 thousand of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 2.4 years. The total intrinsic value of the shares exercised during the three months ended March 31, 2024 was $22 thousand and for the three months ended March 31, 2023 was $327 thousand.
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The fair values of options granted during the three months ended March 31, 2024 and 2023 were determined using the following weighted-average assumptions as of the grant date.

	Three Months Ended March 31,
	2024	2023
Annual dividend yield	1.69%	1.69%
Expected volatility	28.15%	28.15%
Risk-free interest rate	4.06%	3.60%
Expected term	6.00 years	6.00 years
Weighted-average grant date fair value per option granted	$11.64	$11.33
There were 6,469 and 12,425 options granted during the three months ended March 31, 2024 and March 31, 2023, respectively .
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
The following is a summary of the Company’s non-vested restricted stock award activity during the three months ended March 31, 2024:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-Vested at January 1, 2024	15,967	$39.20
Granted	8,048	39.89
Vested	(6,872)	38.19
Forfeited	—	—
Non-Vested at March 31, 2024	17,143	39.93	40.17
Expected to vest assuming a 0% forfeiture rate over the vesting term	17,143	$39.93	$40.17

As of March 31, 2024, there was $632 thousand of unrecognized compensation cost related to non-vested restricted stock granted under the Plans. The cost is expected to be recognized over the weighted-average vesting period of 2.4 years. The total fair value of shares vested for the three months ended March 31, 2024 and 2023 was $262 thousand and $370 thousand, respectively. The weighted average grant date fair value per share for the three months ended March 31, 2024 and 2023 was $39.89 and $40.13, respectively.
Employee Stock Ownership Plan
The fair value of the 169,647 shares held by the Company’s Employee Stock Ownership Plan (the “ESOP”) trust was $6.8 million at March 31, 2024. ESOP compensation expense included in salaries and benefits was $189 thousand for the three months ended March 31, 2024, and $204 thousand for the three months ended March 31, 2023.

Note 11 – Leases
We have operating leases for branch locations, a loan production office, our corporate office and in the past, for certain equipment. The term for our leases begins on the date we become legally obligated for the rent payments or we take possession of the building premises, whichever is earlier. Generally, our real estate leases have initial terms of three to ten years and typically include one renewal option. Our leases have remaining lease terms of five months to 5.3 years. The operating leases generally contain renewal options and require us to pay property taxes and operating expenses for the properties.

The following table presents the lease right-of-use assets and lease liabilities recorded on the Condensed Consolidated Balance Sheets at the dates indicated (in thousands):

	March 31, 2024	December 31, 2023
Operating lease right-of-use assets	$4,259	$4,496
Operating lease liabilities	$4,576	$4,821
The following table presents the components of lease expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease expense
Office leases	$270	$268
Sublease income	(3)	(3)
Net lease expense	$267	$265
The following table presents the schedule of lease liabilities at the date indicated (in thousands):

March 31, 2024
Remainder of 2024	$1,083
2025	933
2026	944
2027	963
2028	843
Thereafter	136
Total lease payments	4,902
Less: Present value discount	326
Present value of lease liabilities	$4,576
Lease term and discount rate by lease type consist of the following at the dates indicated:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term:
Office leases	4.9 years	5.2 years
Weighted-average discount rate (annualized):
Office leases	2.78%	2.77%

Supplemental cash flow information related to leases was as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows
Office leases	$278	$271

Note 12 – Subsequent Events
On April 29, 2024, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.19 per common share, payable on May 22, 2024 to stockholders of record at the close of business on May 8, 2024.

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
•the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, civil unrest and other external events on our business;
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•the other risks described from time to time in our reports filed with or furnished to the SEC, including this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”).
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
Sound Community Bank’s deposits are insured up to applicable limits by the FDIC. At March 31, 2024, Sound Financial Bancorp, on a consolidated basis, had assets of $1.09 billion, net loans held-for-portfolio of $889.3 million, deposits of $916.9 million and stockholders’ equity of $101.0 million. The common stock of Sound Financial Bancorp is listed on the NASDAQ Capital Market under the symbol “SFBC.”  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121.
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
Critical Accounting Estimates
Certain of our accounting policies require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting estimates include determining the allowance for credit losses and accounting for mortgage servicing rights. There have been no material changes in the Company’s critical accounting policies and estimates as previously disclosed in the Company’s 2023 Form 10-K.

Comparison of Financial Condition at March 31, 2024 and December 31, 2023
General.   Total assets increased $91.5 million, or 9.2%, to $1.09 billion at March 31, 2024 from $995.2 million at December 31, 2023. The increase primarily was a result of an increase in cash and cash equivalents reflecting increased deposits and, to a lesser extent, an increase in loans held-for-portfolio.
Cash and Securities, and Investment Securities.  Cash and cash equivalents increased $88.3 million, or 177.7%, to $138.0 million at March 31, 2024 from $49.7 million at December 31, 2023. The increase was primarily due to the strategic decision to sell reciprocal deposits at the end of 2023, which reduced our cash balances. These reciprocal deposits returned to our balance sheet in the first quarter of 2024, which included deposits that had been generated during the fourth quarter of 2023 and subsequently sold.
Investment securities decreased $181 thousand, or 1.7%, to $10.3 million at March 31, 2024, compared to $10.5 million at December 31, 2023. Held-to-maturity securities totaled $2.2 million at both March 31, 2024 and December 31, 2023. Available-for-sale securities totaled $8.1 million at March 31, 2024, compared to $8.3 million at December 31, 2023. The decrease in available-for-sale securities was primarily due to higher net unrealized losses resulting from an increase in municipal bond yields during the current quarter, offset by regularly scheduled payments.
Loans.  Loans held-for-portfolio, net, increased $3.6 million, or 0.4%, to $889.3 million at March 31, 2024 from $885.7 million at December 31, 2023.
The following table reflects the changes in the mix of our loan portfolio at March 31, 2024, as compared to December 31, 2023 (dollars in thousands):

	March 31, 2024	December 31, 2023	Amount Change	Percent Change
One-to-four family	$279,213	$279,448	$(235)	(0.1)%
Home equity	24,380	23,073	1,307	5.7
Commercial and multifamily	324,483	315,280	9,203	2.9
Construction and land	111,726	126,758	(15,032)	(11.9)
Manufactured homes	37,583	36,193	1,390	3.8
Floating homes	84,237	75,108	9,129	12.2
Other consumer	18,847	19,612	(765)	(3.9)
Commercial business	19,075	20,688	(1,613)	(7.8)
Premiums for purchased loans	808	829	(21)	(2.5)
Deferred loan fees	(2,475)	(2,511)	36	(1.4)
Total loans held-for-portfolio, gross	897,877	894,478	3,399	0.4
Allowance for credit losses — loans	(8,598)	(8,760)	162	(1.8)
Total loans held-for-portfolio, net	$889,279	$885,718	$3,561	0.4%

As noted in the table above, increases in the loan portfolio were driven primarily by increases in commercial and multifamily and floating home loans and, to a lesser extent, increases in home equity and manufactured home loans. The increase in commercial and multifamily loans was primarily due to the conversion of construction projects to permanent financing, while the increase in floating home loans was due to the funding of a large portfolio of individual loans that had been delayed in our pipeline. The increase in home equity loans was primarily driven by homeowners utilizing the equity in their homes. The increase in manufactured home loans was primarily the result of affordability of these homes in the current market and internal efficiencies in how we process these loans. These increases were partially offset by decreases in construction and land loans, which was primarily due to projects completing and either paying off or converting to permanent financing, and decreases in other consumer and commercial business loans, which were primarily due to payoffs and paydowns, including the payoff of $2.1 million related to one commercial business loan that was previously on nonaccrual.
At March 31, 2024, our loan portfolio, net of deferred loan fees, remained well-diversified. At that date, commercial and multifamily real estate loans accounted for 36.1% of total loans, one-to-four family loans, including home equity loans, accounted for 33.7% of total loans, commercial business loans accounted for 2.1% of total loans, and consumer loans, consisting of manufactured homes, floating homes, and other consumer loans, accounted for 15.7% of total loans. Construction and land loans accounted for 12.4% of total loans at March 31, 2024.
Loans held-for-sale totaled $351 thousand at March 31, 2024, compared to $603 thousand at December 31, 2023. The decrease was primarily due to timing of mortgage originations and sales.

Allowance for Credit Losses.

The following table reflects the activity in our allowance for credit losses (“ACL”) during the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Allowance for Credit Losses — Loans:
Balance at beginning of period	$8,760	$7,599
Impact of Adoption of ASU 2016-13	—	760
Charge-offs	(62)	(79)
Recoveries	6	7
Net charge-offs	(56)	(72)
(Release of) provision for credit losses	(106)	245
Balance at end of period	8,598	8,532
Reserve for Unfunded Commitments:
Balance at beginning of period	193	335
Impact of Adoption of ASU 2016-13	—	695
Provision for (release of) credit losses	73	(235)
Balance at end of period	266	795
Allowance for credit losses	$8,864	$9,327
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.03)%	(0.03)%
Our ACL — loans decreased $162 thousand, or 1.8%, to $8.6 million at March 31, 2024, from $8.8 million at December 31, 2023. The decrease in the ACL - loans from December 31, 2023 to March 31, 2024 was primarily a result of lower reserves on our other consumer loan portfolio and residential loan portfolios due to qualitative adjustments for changes in concentration and market conditions, partially offset by the increase in the allowance for credit losses on loans due to portfolio growth, and an increase in nonaccrual loans and the weighted average life of the portfolio. See “Comparison of Results of Operations for the Three Months Ended March 31, 2024 and 2023 — Provision for Credit Losses.”
The following tables show certain credit ratios at and for the dates and periods indicated and the components of each ratio's calculation (dollars in thousands).

	At March 31, 2024	At December 31, 2023
Allowance for credit losses - loans as a percentage of total loans outstanding	0.96%	0.98%
Allowance for credit losses — loans	$8,598	$8,760
Total loans outstanding	$899,544	$896,160

Nonaccrual loans as a percentage of total loans outstanding	1.01%	0.40%
Total nonaccrual loans	$9,053	$3,556
Total loans outstanding	$899,544	$896,160

Allowance for credit losses - loans as a percentage of nonaccrual loans	94.97%	246.34%
Allowance for credit losses — loans	$8,598	$8,760
Total nonaccrual loans	$9,053	$3,556

Allowance for credit losses as a percentage of total loans outstanding	0.99%	1.00%
Allowance for credit losses	$8,864	$8,953
Total loans outstanding	$899,544	$896,160

Allowance for credit losses as a percentage of nonaccrual loans	97.91%	251.77%
Allowance for credit losses	$8,864	$8,953
Total nonaccrual loans	$9,053	$3,556

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
Net recoveries (charge-offs) during period to average loans outstanding:
One-to-four family:	—%	—%
Net (charge-offs)/recoveries	$—	$—
Average loans outstanding	$278,472	$274,261

Home equity:	—%	—%
Net (charge-offs)/recoveries	$—	$—
Average loans outstanding	$23,300	$19,580

Commercial and multifamily real estate:	—%	—%
Net (charge-offs)/recoveries	$—	$—
Average loans outstanding	$313,139	$310,960

Construction and land:	—%	—%
Net (charge-offs)/recoveries	$—	$—
Average loans outstanding	$125,643	$120,704

Manufactured homes:	(0.25)%	—%
Net (charge-offs)/recoveries	$(23)	$—
Average loans outstanding	$36,716	$27,279

Floating homes:	—%	—%
Net (charge-offs)/recoveries	$—	$—
Average loans outstanding	$78,797	$74,043

Other consumer:	(0.70)%	(1.68)%
Net (charge-offs)	$(33)	$(72)
Average loans outstanding	$18,945	$17,333

Commercial business:	—%	—%
Net (charge-offs)/recoveries	$—	$—
Average loans outstanding	$21,198	$24,107

Total loans:	(0.03)%	(0.03)%
Net (charge-offs)	$(56)	$(72)
Average loans outstanding	$896,210	$868,267
Nonperforming Assets.
Nonperforming assets (“NPAs”), which are comprised of nonperforming loans (nonaccrual loans and nonperforming modified loans), other real estate owned (“OREO”) and repossessed assets, increased $5.6 million, or 135.9%, to $9.7 million, or 0.90% of total assets, at March 31, 2024 from $4.1 million, or 0.42% of total assets, at December 31, 2023.

The table below sets forth the amounts and categories of NPAs at the dates indicated (dollars in thousands):

	Nonperforming Assets
	March 31, 2024	December 31, 2023	Amount Change	Percent Change
Total nonperforming loans	$9,053	$3,556	$5,497	154.6
OREO and repossessed assets	690	575	115	20.0
Total nonperforming assets	$9,743	$4,131	$5,612	135.9%

The increase in NPAs primarily was due to the addition of $8.0 million to nonaccrual status, which included a $3.7 million matured commercial real estate loan in process of securing financing from another lender, $3.2 million for two floating homes loans to a single borrower, and a $1.0 million commercial real estate loan, all of which are well secured, and one manufactured home loan of $115 thousand that was repossessed in the first quarter of 2024. These increases in NPAs were partially offset by the payoff of one large commercial business loan totaling $2.1 million, the return of three loans to accrual status, and normal payment amortization. The percentage of nonperforming loans to total loans was 1.01% at March 31, 2024, compared to 0.40% of total loans at December 31, 2023.
Mortgage Servicing Rights.  The fair value of mortgage servicing rights was $4.6 million at both March 31, 2024 and December 31, 2023. We record mortgage servicing rights on loans sold with servicing retained and upon acquisition of a servicing portfolio. Mortgage servicing rights are carried at fair value. If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.
Deposits and Borrowings. Total deposits increased $90.3 million, or 10.9%, to $916.9 million at March 31, 2024 from $826.5 million at December 31, 2023. The increase was largely a result of the movement of reciprocal deposits off balance sheet for strategic objectives at year-end, followed by the return of those deposits to our balance sheet in the first quarter of 2024. Additionally, the increase related to higher balances for existing depositors and an increase in certificate accounts, partially offset by lower public funds accounts and brokered money market deposits. Noninterest-bearing deposits increased $1.9 million, or 1.5%, to $128.7 million at March 31, 2024, compared to $126.7 million at December 31, 2023. Noninterest-bearing deposits represented 14.0% of total deposits at March 31, 2024, compared to 15.3% at December 31, 2023.
A summary of deposit accounts with the corresponding weighted-average cost of funds at the dates indicated is presented below (dollars in thousands):

	March 31, 2024		December 31, 2023
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$124,085	—%	$124,134	—%
Interest-bearing demand	159,178	0.32	168,346	0.75
Savings	65,723	0.10	69,461	0.07
Money market	241,976	3.42	154,044	1.39
Time deposits	321,340	4.61	307,962	3.45
Escrow (1)	4,581	—	2,592	—
Total deposits	$916,883	2.54%	$826,539	1.64%
(1) Escrow balances shown in noninterest-bearing deposits on the Condensed Consolidated Balance Sheets.
Scheduled maturities of time deposits at March 31, 2024, are as follows (in thousands):

Year Ending December 31,	Amount
2024	$240,103
2025	73,467
2026	5,540
2027	1,150
2028	1,009
Thereafter	71
$321,340

Savings, demand, and money market accounts have no contractual maturity. Certificates of deposit have maturities of five years or less.
The aggregate amount of time deposits in denominations of more than $250,000 at March 31, 2024 and December 31, 2023, totaled $94.0 million and $88.3 million, respectively. Deposit amounts in excess of $250,000 are not federally insured. As of March 31, 2024, uninsured deposits totaled $166.7 million, which represented 18.2% of total deposits, as compared to uninsured deposits of $140.1 million, or 17.0% of total deposits as of December 31, 2023. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. The increase in uninsured deposits primarily related to jumbo tier pricing offered on some of our deposit products, as well as normal fluctuation within deposit accounts.
Borrowings, comprised of FHLB advances, remained flat at $40.0 million at both March 31, 2024 and December 31, 2023. FHLB advances are primarily used to support organic loan growth and to maintain liquidity ratios in line with our asset/liability objectives. FHLB advances outstanding at March 31, 2024 had maturities ranging from late 2024 through early 2028. Subordinated notes, net totaled $11.7 million at both March 31, 2024 and December 31, 2023.
Stockholders’ Equity.   Total stockholders’ equity increased $338 thousand, or 0.3%, to $101.0 million at March 31, 2024, from $100.7 million at December 31, 2023. This increase primarily reflects $770 thousand of net income earned during the three months ended March 31, 2024 and a $62 thousand decrease in accumulated other comprehensive loss, net of tax, partially offset by the cash payment of $486 thousand in dividends to the Company’s stockholders.

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

	Three Months Ended March 31,
	2024			2023
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$895,430	$12,233	5.49%	$867,724	$11,381	5.32%
Investments	14,038	111	3.18	15,637	122	3.16
Cash and cash equivalents	107,361	1,416	5.30	64,607	671	4.21
Total interest-earning assets (1)	1,016,829	13,760	5.44	947,968	12,174	5.21
Interest-bearing liabilities:
Savings and money market accounts	284,455	1,866	2.64	164,270	127	0.31
Demand and NOW accounts	159,762	141	0.35	241,088	233	0.39
Certificate accounts	315,495	3,696	4.71	246,578	1,776	2.92
Subordinated notes	11,724	168	5.76	11,683	168	5.83
Borrowings	40,000	429	4.31	44,911	499	4.51
Total interest-bearing liabilities	811,436	6,300	3.12%	708,530	2,803	1.60%
Net interest income		$7,460			$9,371
Net interest rate spread			2.32%			3.60%
Net earning assets	$205,393			$239,438
Net interest margin			2.95%			4.01%
Average interest-earning assets to average interest-bearing liabilities		125.31%			133.79%
Noninterest-bearing deposits	$132,438			$172,805
Total deposits	$892,150	$5,703	2.57%	$824,741	$2,136	1.05%
Total funding(2)	$943,874	$6,300	2.68%	$881,335	$2,803	1.29%
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

	Three Months Ended March 31, 2024 vs. 2023
	Increase (Decrease) due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:
Loans receivable	$379	$473	$852
Investments	(13)	2	(11)
Cash and cash equivalents	564	181	745
Total interest-earning assets	930	656	1,586
Interest-bearing liabilities:
Savings and Money Market accounts	788	951	1,739
Demand and NOW accounts	(72)	(20)	(92)
Certificate accounts	807	1,113	1,920
Subordinated notes	1	(1)	—
Borrowings	(53)	(17)	(70)
Total interest-bearing liabilities	$1,471	$2,026	$3,497
Change in net interest income			$(1,911)

Comparison of Results of Operation for the Three Months Ended March 31, 2024 and 2023

General.
Q1 2024 vs Q1 2023. Net income decreased $1.4 million, or 64.5%, to $770 thousand, or $0.30 per diluted common share, for the three months ended March 31, 2024, compared to $2.2 million, or $0.83 per diluted common share, for the three months ended March 31, 2023. The decrease was the result of a $1.9 million decrease in net interest income and a $41 thousand increase in noninterest expense, partially offset by a $43 thousand decrease in the provision for credit losses, a $127 thousand increase in noninterest income and a $384 thousand decrease in the provision for income taxes.

Interest Income
Q1 2024 vs Q1 2023. Interest income increased $1.6 million, or 13.0%, to $13.8 million for the three months ended March 31, 2024, from $12.2 million for the three months ended March 31, 2023, primarily due to higher average balances of loans and interest-bearing cash, a 17 basis point increase in the average yield on loans, a 109 basis point increase in the average yield on interest-bearing cash, and a two basis point increase in the average yield on investments, partially offset by a decline in the average balance of investments.
Interest income on loans increased $852 thousand, or 7.5%, to $12.2 million for the three months ended March 31, 2024, compared to $11.4 million for the three months ended March 31, 2023. The average balance of total loans was $895.4 million for the three months ended March 31, 2024, compared to $867.7 million for the three months ended March 31, 2023, resulting from increased balances in all loan categories, except commercial business loans. The average yield on total loans was 5.49% for three months ended March 31, 2024, compared to 5.32% for the three months ended March 31, 2023. The average yield on total loans increased primarily due to variable rate loans adjusting to higher market interest rates and new loan originations at higher interest rates.
Interest income on the investment portfolio decreased $11 thousand, or 9.0%, to $111 thousand for the three months ended March 31, 2024, compared to $122 thousand for the three months ended March 31, 2023. The decrease was primarily due to lower average balances, slightly offset by an increase in the average yield. The average balance of investments was $14.0 million for the three months ended March 31, 2024, compared to $15.6 million for the three months ended March 31, 2023, while the average yield on investments increased two basis points to 3.18% for the three months ended March 31, 2024, compared to 3.16% for the three months ended March 31, 2023.
Interest income on cash and cash equivalents increased $745 thousand, or 111.0% to $1.4 million for the three months ended March 31, 2024, compared to $671 thousand for the three months ended March 31, 2023. The increase was due to higher average balances of and yields on our cash and cash equivalents. The average yield on cash and cash equivalents increased to 5.30% for the three months ended March 31, 2024, compared to 4.21% for the three months ended March 31, 2023, as a result of the high interest rate environment. The average balance of cash and cash equivalents was $107.4 million for the three months ended March 31, 2024, compared to $64.6 million for the three months ended March 31, 2023. The increase in the average balance was due to higher average cash balances as deposits increased during the period at a faster pace than we were able to increase loans.

Interest Expense
Q1 2024 vs Q1 2023. Interest expense increased $3.5 million, or 124.8%, to $6.3 million for the three months ended March 31, 2024, from $2.8 million for the three months ended March 31, 2023. The increase was primarily the result of a $68.9 million increase in the average balance of certificate accounts and an $120.2 million increase in the average balance of savings and money market accounts, as well as higher average rates paid on all interest-bearing liabilities (excluding subordinated notes), partially offset by a $81.3 million decrease in the average balance of demand and NOW accounts and a $4.9 million decrease in the average balance of FHLB advances. The 179 basis point increase in the rate paid on certificate accounts and the 233 basis point increase in the rate paid on savings and money market accounts contributed to an overall 152 basis point increase in the average cost of total deposits to 2.57% for the quarter ended March 31, 2024, from 1.05% for the quarter ended March 31, 2023.
Interest expense on borrowings, comprised solely of FHLB advances, was $429 thousand for the three months ended March 31, 2024, compared to $499 thousand for the three months ended March 31, 2023, primarily due to a 20 basis point decline in the average cost of FHLB advances to 4.31% for the quarter ended March 31, 2024, compared to 4.51% for the same quarter in 2023. The average balance of FHLB advances was $40.0 million for the three months ended March 31, 2024, compared to $44.9 million for the three months ended March 31, 2023. Interest expense on subordinated notes was $168 thousand for both the three months ended March 31, 2024 and 2023.

Net Interest Income.
Q1 2024 vs Q1 2023. Net interest income decreased $1.9 million, or 20.4%, to $7.5 million for the three months ended March 31, 2024, from $9.4 million for the three months ended March 31, 2023. The decrease in net interest income was primarily the result of increased funding costs, primarily the rates paid on and balances of money market and certificate accounts, partially offset by an increase in the average balance of and yield earned on interest-earning assets. Net interest margin (annualized) was 2.95% and 4.01% for the three months ended March 31,2024 and 2023, respectively. The decrease in net interest margin primarily was due to the higher interest expense on interest-bearing liabilities, driven by the increase in rates paid on interest-bearing liabilities and the higher average balances of savings and money market accounts and certificates of deposits, partially offset by higher interest income earned on interest-earning assets.
During 2023, in response to inflation, the Federal Open Market Committee of the Federal Reserve has increased the target range for the federal funds rate by 100 basis points, to a range of 5.25% to 5.50% as of March 31, 2024.
Provision for Credit Losses.
The following table reflects the components of the provision for (release of) credit losses during the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
(Release of) provision for credit losses on loans	$(106)	$245
Provision for (release of) credit losses on unfunded loan commitments	73	(235)
(Release of) provision for credit losses	$(33)	$10
During the three months ended March 31, 2024, the provision for credit losses on loans primarily related to lower reserves on our other consumer loan portfolio and residential loan portfolios due to qualitative adjustments for changes in concentration and market conditions, partially offset by the increase in the allowance for credit losses on loans due to portfolio growth, and an increase in nonaccrual loans and the weighted average life of the portfolio. The provision for credit losses on unfunded loan commitments during the current period related to new originations in our construction and land portfolios as of March 31, 2024. Net charge-offs for the three months ended March 31, 2024 totaled $56 thousand, compared to net charge-offs of $72 thousand for the three months ended March 31, 2023.
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
Noninterest Income.  Noninterest income increased $127 thousand, or 13.1%, to $1.1 million for the three months ended March 31, 2024, as compared to $1.0 million for the three months ended March 31, 2023, as reflected below (dollars in thousands):

	Three Months Ended March 31,		Amount Change	Percent Change
	2024	2023
Service charges and fee income	$612	$581	$31	5.3%
Earnings on BOLI	177	151	26	17.2
Mortgage servicing income	282	299	(17)	(5.7)
Fair value adjustment on mortgage servicing rights	(65)	(140)	75	(53.6)
Net gain on sale of loans	90	78	12	15.4
Total noninterest income	$1,096	$969	$127	13.1%
The increase in noninterest income was due to a $31 thousand increase in service charges and fee income, a $26 thousand increase in the cash surrender value of BOLI due to higher market rates, a $75 thousand improvement in the fair value adjustment on mortgage servicing rights due to higher market rates and a $12 thousand increase in net gain on sale of loans as a result of increased sales volume, partially offset by a decrease in mortgage servicing income as a result of the portfolio paying down at a faster speed than we are replacing the loans. Loans sold during the quarter ended March 31, 2024, totaled $4.2 million, compared to $3.9 million during the quarter ended March 31, 2023.

Noninterest Expense.  Noninterest expense increased $41 thousand, or 0.5%, to $7.7 million during the three months ended March 31, 2024, compared to $7.6 million during the three months ended March 31, 2023, as reflected below (dollars in thousands):

	Three Months Ended March 31,		Amount Change	Percent Change
	2024	2023
Salaries and benefits	$4,543	$4,485	$58	1.3%
Operations	1,457	1,441	16	1.1
Regulatory assessments	189	153	36	23.5
Occupancy	444	459	(15)	(3.3)
Data processing	1,017	993	24	2.4
Net gain on OREO and repossessed assets	6	84	(78)	(92.9)
Total noninterest expense	$7,656	$7,615	$41	0.5%

The increase in noninterest expense was mainly attributable to an increase in salaries and benefits of $58 thousand, reflecting an increase in incentive compensation as a result of deposit and loan production, and higher medical expense, partially offset by lower salaries due to the restructuring of positions at the Bank, lower deferred compensation, lower stock compensation and higher deferred salaries. Data processing expenses increased due to software-related costs for new technology being implemented at the Bank and higher processing charges related to a higher volume of transactional activity and regulatory assessments increased $36 thousand due to the change in the assessment rate during 2023. These increases were partially offset by a decrease in net (gain) loss on OREO and repossessed assets as a result of the write-off of one OREO property in the first quarter of 2023.
The efficiency ratio for the quarter ended March 31, 2024 was 89.48%, compared to 73.65% for the quarter ended March 31, 2023. The deterioration in the efficiency ratio was primarily due to lower net interest income resulting from a faster increase in interest expense compared to interest income, and a slight increase in noninterest expense, partially offset by a slight increase in noninterest income.

Income Tax Expense.  The provision for income taxes was $163 thousand and $547 thousand for the three months ended March 31, 2024 and March 31, 2023, respectively. The effective tax rates for the three months ended March 31, 2024 and March 31, 2023 were 17.47% and 20.15%, respectively. The effective tax rate for the three months ended March 31, 2024 was lower than the same period the prior year as a result of a higher portion of nontaxable income related to earnings on BOLI and nontaxable AFS securities during the current period in 2024 as compared to the same period in 2023.

Capital and Liquidity
The Management’s Discussion and Analysis in Item 7 of the Company’s 2023 Form 10-K contains an overview of Sound Financial Bancorp’s and the Bank’s liquidity management, sources of liquidity and cash flows. Although there have been no material changes in our liquidity management, sources of liquidity and cash flows since our 2023 Form 10-K, this discussion updates that disclosure for the three months ended March 31, 2024.
Capital. Stockholders’ equity totaled $101.0 million at March 31, 2024 and $100.7 million at December 31, 2023. In addition to net income of $770 thousand, other sources of capital during the three months ended March 31, 2024 primarily included $26 thousand in proceeds from stock option exercises. Uses of capital during the three months ended March 31, 2024 primarily included $486 thousand of dividends paid on common stock.
We paid a quarterly dividend of $0.19 per common share during the three months ended March 31, 2024 and $0.17 per common share during the three months ended March 31, 2023, which equates to a dividend payout ratio of 63.12% and 20.39%, respectively. The Company expects to continue paying quarterly cash dividends on its common stock, subject to the Board of Directors' discretion to change this practice at any time and for any reason, without prior notice. Assuming continued payment of the regular quarterly cash dividend during the remainder of 2024 at the rate of $0.19 per share, our average total dividend paid each quarter would be approximately $486 thousand based on the number of outstanding shares as of March 31, 2024.
The dividends, if any, we pay may be limited as more fully discussed under “Business—How We Are Regulated—Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of the Company’s 2023 Form 10-K.
Stock Repurchase Programs. From time to time, our Board of Directors has authorized stock repurchase programs. In general, stock repurchases allow us to proactively manage our capital position and return excess capital to stockholders. Stock repurchases may also offset the dilutive effects of stock compensation awards. As of March 31, 2024, approximately $1.5 million of our common stock remained available for repurchase under our existing stock repurchase program. Purchases under the Company’s existing stock repurchase program may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as well as any constraints specified in any trading plan that may be adopted in accordance with SEC Rule 10b5-1. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The Company’s stock repurchase program does not obligate the Company to purchase any particular number of shares. For additional details on our stock repurchase program, see “Unregistered Sales of Equity Securities and Use of Proceeds” contained in Part II, Item 2 of this Form 10-Q.
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
As of March 31, 2024, we had $146.1 million in cash and cash equivalents and available-for-sale investment securities, and $351 thousand in loans held-for-sale. At March 31, 2024, we had the ability to borrow $180.9 million in FHLB advances and access to additional borrowings of $19.5 million through the Federal Reserve's discount window, in each case subject to certain collateral requirements. We had $40.0 million in outstanding advances from the FHLB and none from the Federal Reserve at March 31, 2024. We also had a $20.0 million credit facility with Pacific Coast Banker’s Bank available, with no balance outstanding at March 31, 2024. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible. As of March 31, 2024, management was not aware of any events reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us. For additional details, see “Note 8—Borrowings, FHLB Stock and Subordinated Notes” in the Notes to Condensed Consolidated Financial Statements contained in "Item 1. Financial Statements" of this Form 10-Q.
In the ordinary course of business, we enter into contractual obligations and other commitments to make future payments. Refer to the accompanying Notes to Condensed Consolidated Financial Statements elsewhere in this report for the expected timing of such payments as of March 31, 2024. These include payments related to (i) long-term borrowings (Note 8—Borrowings, FHLB Stock and Subordinated Notes) and (ii) operating leases (Note 11—Leases). See the discussion below for commitments to extend credit and standby letters of credit.
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
At March 31, 2024 and December 31, 2023, financial instrument contract amounts representing credit risk were as follows (in thousands):

	March 31, 2024	December 31, 2023
Residential mortgage commitments	$11,396	$10,465
Unfunded construction commitments	38,217	34,667
Unused lines of credit	24,889	27,245
Irrevocable letters of credit	277	277
Total loan commitments	$74,779	$72,654
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
Sound Financial Bancorp is a holding company and does not conduct operations; its sources of liquidity are generally dividends up-streamed from Sound Community Bank, interest on investment securities, if any, and borrowings from outside sources. Banking regulations may limit the dividends that may be paid to Sound Financial Bancorp by Sound Community Bank. See “Business — How We Are Regulated — Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of the Company’s 2023 Form 10-K. At March 31, 2024 Sound Financial Bancorp, on an unconsolidated basis, had $1.9 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.
See also the “Condensed Consolidated Statements of Cash Flows” included in “Item 1. Financial Statements and Supplementary Data” of this Form 10-Q, for further information.

Regulatory Capital
Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action (“PCA”). Qualifying institutions that elect to use the Community Bank Leverage Ratio, or CBLR, framework, such as the Bank and the Company, that maintain the required minimum leverage ratio will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies’ PCA framework. As of March 31, 2024, the Bank and Company’s CBLR was 10.55% and 9.55%, respectively, which exceeded the minimum requirement of 9%.
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
See "Part I, Item 1. Business – Regulation of Sound Community Bank – Capital Rules " in the Company's 2023 Form 10-K for additional information related to regulatory capital.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company provided information about market risk in Item 7A of its 2023 Form 10-K.  There have been no material changes in our market risk since our 2023 Form 10-K.
Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”), as of March 31, 2024, was carried out under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, and several other members of the Company’s senior management. The Company’s principal executive officer and principal financial officer concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Company’s principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
(b)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1     Legal Proceedings
In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  Any liability from such currently pending proceedings is not expected to have a material adverse effect on the business or financial condition of the Company.

Item 1A    Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of our 2023 Form 10-K.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Not applicable.
(b)Not applicable.
(c)The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended March 31, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
January 1, 2024 - January 31, 2024	100	$39.36	100	$1,499,900
February 1, 2024 - February 29, 2024	64	$39.75	64	1,499,836
March 1, 2024 - March 31, 2024	—	$—	—	1,499,836
Total	164	$39.51	164	$1,499,836
(1)Dollar amount excludes commissions paid.

On July 25, 2023, the Company announced that its Board of Directors approved an extension of the Company’s then existing stock repurchase program, which was set to expire on July 31, 2023, until January 31, 2024. Under this stock repurchase program, the Company was authorized to repurchase up to $4.0 million of its outstanding shares of common stock from time to time in the open market, based on prevailing market prices, or in privately negotiated transactions. On January 26
, 2024, the Company announced that its Board of Directors approved a new stock repurchase program, authorizing the Company to purchase up to $1.5 million of the Company’s issued and outstanding common stock over a period of 12 months expiring on January 26, 2025.
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

Item 3    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
(a)    Not applicable.
(b)    Not applicable.

(c)    Trading Plans. During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.7+	Summary of Annual Bonus Plan
10.8+	2013 Equity Incentive Plan (included as Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q/A
for the quarter ended September 30, 2013 and incorporated herein by reference (File No. 001-35633))
10.9+	Form of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock
Agreement under the 2013 Equity Incentive Plan (included as Exhibit 10.14 to the Registrant's Quarterly
Report on Form 10-Q/A for the quarter ended September 30, 2013 and incorporated herein by reference (File
No. 001-35633))
10.10+	Amended Form of Adoption Agreement for the Sound Community Bank Nonqualified Deferred Compensation Plan
10.11+	The Sound Community Bank Nonqualified Deferred Compensation Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on March 24, 2017 (File No. 001-35633))
10.12+	Change of Control Agreement dated October 25, 2018, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Heidi Sexton (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on October 26, 2018 (File No. (001-35633))
10.13+	Credit Union of the Pacific Incentive Compensation Achievement Plan, dated January 1, 1994 (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 14, 2019 (File No. (001-35633))
10.14+	Form of Subordinated Note Purchase Agreement, dated September 18, 2020, by and among Sound Financial Bancorp, Inc. and the Purchasers (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on September 21, 2020 (File No. 001-35633)).
10.15+	Change in Control Agreement dated August 25, 2021 by and among Sound Financial Bancorp, Inc., Sound Community Bank and Wes Ochs (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on August 31, 2021 (File No. 001-35633)).
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification
101
The following financial statements from the Sound Financial Bancorp, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of equity (v) condensed consolidated statements of cash flows and (vi) the notes to condensed consolidated financial statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: May 13, 2024	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President/Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wes Ochs
Wes Ochs
Executive Vice President/Chief Strategy Officer and Chief Financial Officer
(Principal Financial Officer)