Form 10-Q
period 2024-06-30
Sound Financial Bancorp, Inc.
filed 2024-08-13
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
As of August 8, 2024, there were 2,564,095 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$135,111	$49,690
Available-for-sale (“AFS”) securities, at fair value (amortized cost of $9,325 and $9,539 as of June 30, 2024 and December 31, 2023, respectively)	7,996	8,287
Held-to-maturity (“HTM”) securities, at amortized cost (fair value of $1,710 and $1,787 at June 30, 2024 and December 31, 2023, respectively)	2,147	2,166
Loans held-for-sale	257	603
Loans held-for-portfolio	889,274	894,478
Allowance for credit losses (“ACL”) on loans	(8,493)	(8,760)
Total loans held-for-portfolio, net	880,781	885,718
Accrued interest receivable	3,413	3,452
Bank-owned life insurance (“BOLI”), net	22,172	21,860
Other real estate owned (“OREO”) and repossessed assets, net	115	575
Mortgage servicing rights (“MSRs”), at fair value	4,540	4,632
Federal Home Loan Bank ("FHLB") stock, at cost	2,406	2,396
Premises and equipment, net	4,906	5,240
Right of use assets	4,020	4,496
Other assets	6,995	6,106
Total assets	$1,074,859	$995,221
LIABILITIES
Deposits
Interest-bearing	$781,854	$699,813
Noninterest-bearing demand	124,915	126,726
Total deposits	906,769	826,539
Borrowings	40,000	40,000
Accrued interest payable	760	817
Lease liabilities	4,328	4,821
Other liabilities	9,105	9,563
Advance payments from borrowers for taxes and insurance	812	1,110
Subordinated notes, net	11,738	11,717
Total liabilities	973,512	894,567
COMMITMENTS AND CONTINGENCIES (NOTE 7)	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,557,284 and 2,549,427 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	25	25
Additional paid-in capital	28,198	27,990
Retained earnings	74,173	73,627
Accumulated other comprehensive loss, net of tax	(1,049)	(988)
Total stockholders’ equity	101,347	100,654
Total liabilities and stockholders’ equity	$1,074,859	$995,221
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
INTEREST INCOME
Loans, including fees	$12,320	$11,551	$24,553	$22,932
Interest and dividends on investments, cash and cash equivalents	1,719	861	3,246	1,654
Total interest income	14,039	12,412	27,799	24,586
INTEREST EXPENSE
Deposits	5,994	2,953	11,696	5,088
Borrowings	429	547	859	1,046
Subordinated notes	168	168	336	336
Total interest expense	6,591	3,668	12,891	6,470
Net interest income	7,448	8,744	14,908	18,116
RELEASE OF PROVISION FOR CREDIT LOSSES	(109)	(331)	(142)	(321)
Net interest income after release of provision for credit losses	7,557	9,075	15,050	18,437
NONINTEREST INCOME
Service charges and fee income	761	670	1,373	1,251
Earnings on BOLI	134	718	311	868
Mortgage servicing income	279	297	561	596
Fair value adjustment on MSRs	(116)	96	(181)	(44)
Net gain on sale of loans	74	110	164	187
Other income	30	—	30	—
Total noninterest income	1,162	1,891	2,258	2,858
NONINTEREST EXPENSE
Salaries and benefits	4,658	4,700	9,201	9,185
Operations	1,569	1,491	3,026	2,933
Regulatory assessments	220	154	409	307
Occupancy	397	435	841	894
Data processing	910	788	1,928	1,780
Net (gain) loss on OREO and repossessed assets	(17)	(71)	(11)	13
Total noninterest expense	7,737	7,497	15,394	15,112
Income before provision for income taxes	982	3,469	1,914	6,183
Provision for income taxes	187	577	350	1,124
Net income	$795	$2,892	$1,564	$5,059

Earnings per common share:
Basic	$0.31	$1.12	$0.61	$1.95
Diluted	$0.31	$1.11	$0.61	$1.94
Weighted-average number of common shares outstanding:
Basic	2,540,538	2,574,677	2,539,872	2,576,545
Diluted	2,559,015	2,591,233	2,557,993	2,597,486
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$795	$2,892	$1,564	$5,059
Available for sale securities:
Unrealized gains (losses) arising during the period	1	(76)	(77)	29
Income tax benefit (expense) related to unrealized gains (losses)	—	16	16	(6)
Other comprehensive income (loss), net of tax	1	(60)	(61)	23
Comprehensive income	$796	$2,832	$1,503	$5,082

See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2024 and 2023 (unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss), net of tax	Total Stockholders’ Equity
Balance, at March 31, 2024	2,558,546	$25	$28,110	$73,907	$(1,050)	$100,992
Net income	—	—	—	795	—	795
Other comprehensive income, net of tax	—	—	—	—	1	1
Share-based compensation	—	—	97	—	—	97
Cash dividends paid on common stock ($0.19 per share)	—	—	—	(486)	—	(486)
Common stock repurchased	(1,462)	—	(16)	(43)	—	(59)
Common stock options exercised	200	—	7	—	—	7
Balance, at June 30, 2024	2,557,284	$25	$28,198	$74,173	$(1,049)	$101,347

Balance, at December 31, 2023	2,549,427	$25	$27,990	$73,627	$(988)	$100,654
Net income	—	—	—	1,564	—	1,564
Other comprehensive loss, net of tax	—	—	—	—	(61)	(61)
Share-based compensation	—	—	193	—	—	193
Restricted stock awards issued	8,048	—	—	—	—	—
Cash dividends paid on common stock ($0.38 per share)	—	—	—	(972)	—	(972)
Common stock repurchased	(1,626)	—	(18)	(46)	—	(64)
Common stock options exercised	1,435	—	33	—	—	33
Balance, at June 30, 2024	2,557,284	$25	$28,198	$74,173	$(1,049)	$101,347

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss), net of tax	Total Stockholders’ Equity
Balance, at March 31, 2023	2,601,443	$26	$28,251	$71,362	$(1,034)	$98,605
Net income	—	—	—	2,892	—	2,892
Other comprehensive loss, net of tax	—	—	—	—	(60)	(60)
Share-based compensation	—	—	87	—	—	87
Cash dividends paid on common stock ($0.19 per share)	—	—	—	(494)	—	(494)
Common stock repurchased	(31,477)	(1)	(324)	(837)	—	(1,162)
Common stock options exercised	3,257	—	56	—	—	56
Balance, at June 30, 2023	2,573,223	$25	$28,070	$72,923	$(1,094)	$99,924

Balance, at December 31, 2022	2,583,619	$26	$28,004	$70,792	$(1,117)	$97,705
Impact of adoption of Accounting Standards Update (“ASU”) 2016-13	—	—	—	(1,149)	—	(1,149)
Net income	—	—	—	5,059	—	5,059
Other comprehensive income, net of tax	—	—	—	—	23	23
Share-based compensation	—	—	279	—	—	279
Restricted stock awards issued	8,850	—	—	—	—	—
Cash dividends paid on common stock ($0.36 per share)	—	—	—	(936)	—	(936)
Common stock repurchased	(31,681)	(1)	(326)	(843)	—	(1,170)
Common stock surrendered	(4,750)	—	(190)	—	—	(190)
Restricted stock forfeited	(425)	—	—	—	—	—
Common stock options exercised	17,610	—	303	—	—	303
Balance, at June 30, 2023	2,573,223	$25	$28,070	$72,923	$(1,094)	$99,924
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,564	$5,059
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net discounts on investments	42	39
Release of provision for credit losses	(142)	(321)
Depreciation and amortization	343	354
Share based compensation	193	279
Fair value adjustment on mortgage servicing rights	181	44
Right of use assets amortization	476	470
Change in lease liabilities	(493)	(476)
Change in cash surrender value of BOLI	(312)	(301)
Net gain on BOLI death benefit	—	(567)
Net change in advances from borrowers for taxes and insurance	(298)	(314)
Net gain on disposal of premises and equipment, net	(30)	—
Net gain on sale of loans	(164)	(187)
Proceeds from sale of loans held-for-sale	8,280	10,362
Originations of loans held-for-sale	(8,718)	(11,974)
Net (gain) loss on OREO and repossessed assets	(17)	13
Change in operating assets and liabilities:
Accrued interest receivable	39	(17)
Other assets	(925)	(2,811)
Accrued interest payable	(57)	224
Other liabilities	(458)	1,925
Net cash provided by (used in) operating activities	(496)	1,801
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available-for-sale securities	193	1,820
Proceeds from principal payments of held-to-maturity securities	19	17
Net decrease in loans	5,875	10,408
Proceeds from death benefit on BOLI	—	632
Purchases of premises and equipment, net	(9)	(162)
Proceeds from disposal of premises and equipment, net	30	—
Proceeds from sale of OREO and other repossessed assets	592	71
Net cash used in investing activities	6,700	12,786
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	80,230	13,490
Proceeds from borrowings	—	40,000
Repayment of borrowings	—	(23,000)
FHLB stock purchased	(10)	(751)
Common stock repurchases	(64)	(1,170)
Purchase of stock surrendered to pay tax liability	—	(190)
Dividends paid on common stock	(972)	(936)
Proceeds from common stock option exercises	33	303
Net cash provided by financing activities	79,217	27,746
Net change in cash and cash equivalents	85,421	42,333
Cash and cash equivalents, beginning of period	49,690	57,836
Cash and cash equivalents, end of period	$135,111	$100,169
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$237	$1,580
Interest paid on deposits and borrowings	12,948	6,246
Loans transferred from loans held-for-sale to loans held-for-portfolio	859	—
Loans transferred from loans held-for-portfolio to OREO and repossessed assets	115	—
ROU assets obtained in exchange for new operating lease liabilities	—	334
Impact of adoption of ASU 2016-13 on retained earnings	—	(1,149)
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
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals adjustments) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 21, 2024 (“2023 Form 10-K”). The results for the interim periods are not necessarily indicative of results for a full year or any other future period.
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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amended guidance is effective for fiscal years beginning after December 15, 2024. The guidance can be applied either prospectively or retrospectively. We do not expect the adoption of ASU 2023-09 to have a material impact on the footnotes to our consolidated financial statements.

Note 3 – Investments
At June 30, 2024, the Company did not own any debt securities classified as trading or any equity investment securities, except for the FHLB securities described in “Note 8 — Borrowings, FHLB Stock and Subordinated Notes.”
The amortized cost and fair value of our AFS securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2024
Municipal bonds	$6,374	$11	$(976)	$5,409
Agency mortgage-backed securities	2,951	8	(372)	2,587
Total	$9,325	$19	$(1,348)	$7,996

December 31, 2023
Municipal bonds	$6,394	$12	$(878)	$5,528
Agency mortgage-backed securities	3,145	7	(393)	2,759
Total	$9,539	$19	$(1,271)	$8,287
The amortized cost and fair value of our HTM securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2024
Municipal bonds	$704	$—	$(191)	$512
Agency mortgage-backed securities	1,443	—	(245)	1,198
Total	$2,147	$—	$(436)	$1,710

December 31, 2023
Municipal bonds	$704	$—	$(164)	$540
Agency mortgage-backed securities	1,462	—	(215)	1,247
Total	$2,166	$—	$(379)	$1,787
The amortized cost and fair value of AFS and HTM securities at June 30, 2024, by contractual maturity, are shown below (in thousands). Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, consisting of agency mortgage-backed securities, are shown separately.

	June 30, 2024
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one year through five years	$455	$455	$—	$—
Due after five years through ten years	1,199	1,210	—	—
Due after ten years	4,720	3,744	704	512
Agency mortgage-backed securities	2,951	2,587	1,443	1,198
Total	$9,325	$7,996	$2,147	$1,710
There were no pledged securities at June 30, 2024 or December 31, 2023.
There were no sales of AFS or HTM securities during the three and six months ended June 30, 2024 and 2023.
Accrued interest receivable on securities totaled $49 thousand at both June 30, 2024 and December 31, 2023, in the accompanying Condensed Consolidated Balance Sheets. Accrued interest receivable is excluded from the allowance for credit losses.
The following table summarizes the aggregate fair value and gross unrealized loss by length of time of those investments for which an allowance for credit losses has not been recorded that have been in a continuous unrealized loss position at the dates indicated (in thousands):

	June 30, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities
Municipal bonds	$—	$—	$3,744	$(976)	$3,744	$(976)
Agency mortgage-backed securities	—	—	2,202	(372)	2,202	(372)
Total available-for-sale securities	$—	$—	$5,946	$(1,348)	$5,946	$(1,348)
Held-to-maturity securities
Municipal bonds	$—	$—	$512	$(191)	$512	$(191)
Agency mortgage-backed securities	—	—	1,198	(245)	1,198	(245)
Total held-to-maturity securities	$—	$—	$1,710	$(436)	$1,710	$(436)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities
Municipal bonds	$—	$—	$3,862	$(878)	$3,862	$(878)
Agency mortgage-backed securities	48	(1)	2,290	(392)	2,338	(393)
Total	$48	$(1)	$6,152	$(1,270)	$6,200	$(1,271)
Held-to-maturity securities
Municipal bonds	$—	$—	$540	$(164)	$540	$(164)
Agency mortgage-backed securities	—	—	1,247	(215)	1,247	(215)
Total held-to-maturity securities	$—	$—	$1,787	$(379)	$1,787	$(379)
There was no allowance for credit losses on securities at June 30, 2024 or December 31, 2023. At both June 30, 2024 and December 31, 2023, the total securities portfolio consisted of 12 agency mortgage-backed securities and 11 municipal bonds, with a total portfolio fair value of $9.7 million and $10.1 million, respectively. At June 30, 2024, there were no securities in an unrealized loss position for less than 12 months and 17 securities in an unrealized loss position for more than 12 months. At December 31, 2023, there was one security in an unrealized loss position for less than 12 months and 16 securities in an unrealized loss position for more than 12 months. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. There was no provision for credit losses recognized for investment securities during the six months ended June 30, 2024 and 2023, because the declines in fair value were not attributable to credit quality and because we do not intend, and it is not likely that we will be required, to sell these securities before recovery of their amortized cost basis.

Note 4 – Loans

Loans-held-for portfolio (which excludes loans held-for-sale) at the dates indicated were as follows (in thousands):

	June 30, 2024	December 31, 2023
Real estate loans:
One-to-four family	$268,488	$279,448
Home equity	26,185	23,073
Commercial and multifamily	342,632	315,280
Construction and land	96,962	126,758
Total real estate loans	734,267	744,559
Consumer loans:
Manufactured homes	38,953	36,193
Floating homes	81,622	75,108
Other consumer	18,422	19,612
Total consumer loans	138,997	130,913
Commercial business loans	17,860	20,688
Total loans held-for-portfolio	891,124	896,160
Premiums for purchased loans(1)	754	829
Deferred fees, net	(2,604)	(2,511)
Total loans held-for-portfolio, gross	889,274	894,478
Allowance for credit losses — loans	(8,493)	(8,760)
Total loans held-for-portfolio, net	$880,781	$885,718
(1)Includes premiums resulting from purchased loans of $417 thousand related to one-to-four family loans, $261 thousand related to commercial and multifamily loans, and $76 thousand related to commercial business loans as of June 30, 2024. Includes premiums resulting from purchased loans of $465 thousand related to one-to-four family loans, $280 thousand related to commercial and multifamily loans, and $84 thousand related to commercial business loans as of December 31, 2023.
As of June 30, 2024, there were three collateral dependent consumer mortgage loans, totaling $457 thousand that were in process of foreclosure.
The following table presents a summary of activity in the ACL on loans and unfunded commitments for the periods indicated (in thousands):

	Three Months Ended June 30,
	2024			2023
	ACL - Loans	Reserve for Unfunded Loan Commitments	ACL	ACL - Loans	Reserve for Unfunded Loan Commitments	ACL
Balance at beginning of period	$8,598	$266	$8,864	$8,532	$795	$9,327
Release of credit losses during the period	(88)	(21)	(109)	(242)	(89)	(331)
Net charge-offs during the period	(17)	—	(17)	(73)	—	(73)
Balance at end of period	$8,493	$245	$8,738	$8,217	$706	$8,923

	Six months ended June 30, 2024
	2024			2023
	ACL - Loans	Reserve for Unfunded Loan Commitments	ACL	ACL - Loans	Reserve for Unfunded Loan Commitments	ACL
Balance at beginning of period	$8,760	$193	$8,953	$7,599	$335	$7,934
Adoption of ASU 2016-13(1)	—		—	760	695	1,455
(Release of) provision for credit losses during the period	(194)	52	(142)	3	(324)	(321)
Net charge-offs during the period	(73)	—	(73)	(145)	—	(145)
Balance at end of period	$8,493	$245	$8,738	$8,217	$706	$8,923
(1)    Represents the impact of adopting ASU 2016-13, Financial Instruments — Credit Losses on January 1, 2023. Since that date, as a result of adopting ASU 2016-13, our methodology to compute our ACL has been based on a current expected credit loss methodology, rather than the previously applied incurred loss methodology.
Accrued interest receivable on loans receivable totaled $3.3 million and $3.4 million at June 30, 2024 and December 31, 2023, respectively, in the accompanying Condensed Consolidated Balance Sheets. Accrued interest receivable is excluded from the allowance for credit losses.
The ACL is measured using the current expected credit losses (“CECL”) approach for financial instruments measured at amortized cost and other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable forecasts. We estimate the ACL using relevant and reliable information from internal and external sources, related to past events, current conditions, and a reasonable and supportable forecast. The ACL is measured on a collective (segment) basis when similar risk characteristics exist. Historical credit loss experience for both the Company and segment-specific peers provides the basis for the estimate of expected credit losses. Segments are based upon federal call report segmentation. The reserve was applied on a loan-by-loan basis and condensed into the applicable segments reported below. The ACL allowance is determined using quantitative and qualitative analysis. The quantitative analysis utilizes macroeconomic variables to establish a quantitative relationship between economic conditions and loan performance through an economic cycle. Qualitative adjustments include but are not limited to changes in lending policies; changes in nature and volume of the portfolio; change in staff experience level; changes in the volume or trends of classified loans, delinquencies, and nonaccrual; concentration risk; value of underlying collateral; competitive, legal, and regulatory factors; changes in the loan review system; and economic conditions. We evaluate our ACL policy and judgments on an ongoing basis and update them as necessary based on changing conditions. During the six months ended June 30, 2024, we made qualitative adjustments for changes in concentration and market conditions. See “Note 1—Organization and Significant Accounting Policies” in the Company’s 2023 Form 10-K for further information on the Company’s accounting policy over the ACL.

The following tables summarize the activity in the ACL - loans for the periods indicated (in thousands):

	Three Months Ended June 30, 2024
	Beginning Allowance	Charge-offs	Recoveries	Provision (Release of)	Ending Allowance
One-to-four family	$2,910	$—	$—	$(112)	$2,798
Home equity	179	—	—	20	199
Commercial and multifamily	1,106	—	—	24	1,130
Construction and land	1,329	—	—	(257)	1,072
Manufactured homes	833	—	—	105	938
Floating homes	1,799	—	—	111	1,910
Other consumer(1)	333	(21)	4	32	348
Commercial business	109	—	—	(11)	98
Total	$8,598	$(21)	$4	$(88)	$8,493
(1)During the three months ended June 30, 2024, the gross charge-offs related entirely to deposit overdrafts that were charged off.

	Three Months Ended June 30, 2023
	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$2,059	$—	$—	$(62)	$1,997
Home equity(1)	197	(25)	—	22	194
Commercial and multifamily	2,225	—	—	43	2,268
Construction and land	2,778	—	—	(280)	2,498
Manufactured homes	283	—	—	26	309
Floating homes	611	—	—	(25)	586
Other consumer(2)	159	(53)	5	49	160
Commercial business	216	—	—	(11)	205
Unallocated	4	—	—	(4)	—
Total	$8,532	$(78)	$5	$(242)	$8,217
(1)During the three months ended June 30, 2023, there was one home equity line of credit that was charged off.
(2)During the three months ended June 30, 2023, the gross charge-offs related entirely to deposit overdrafts that were charged off.

	Six Months Ended June 30, 2024
	Beginning Allowance	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$2,630	$—	$—	$168	$2,798
Home equity	185	—	—	14	199
Commercial and multifamily	1,070	—	—	60	1,130
Construction and land	1,349	—	—	(277)	1,072
Manufactured homes(1)	971	(23)	—	(10)	938
Floating homes	2,022	—	—	(112)	1,910
Other consumer(2)	426	(60)	10	(28)	348
Commercial business	107	—	—	(9)	98
Total	$8,760	$(83)	$10	$(194)	$8,493

(1)During the six months ended June 30, 2024, there was one manufactured home loan that was charged off and then subsequently foreclosed upon.
(2)During the six months ended June 30, 2024, the gross charge-offs related entirely to deposit overdrafts that were charged off.

	Six Months Ended June 30, 2023
	Beginning Allowance	Impact of Adoption of ASU 2016-13	Charge-offs	Recoveries	Provision (Recapture)	Ending Allowance
One-to-four family	$1,771	$355	$—	$—	$(129)	$1,997
Home equity(1)	132	69	(25)	—	18	194
Commercial and multifamily	2,501	(320)	—	—	87	2,268
Construction and land	1,209	1,359	—	—	(70)	2,498
Manufactured homes	462	(180)	—	—	27	309
Floating homes	456	166	—	—	(36)	586
Other consumer(2)	324	(163)	(132)	12	119	160
Commercial business	256	(35)	—	—	(16)	205
Unallocated	488	(491)	—	—	3	—
Total	$7,599	$760	$(157)	$12	$3	$8,217
(1)During the six months ended June 30, 2023, there was one home equity line of credit that was charged off.
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
When we classify problem assets as either substandard or doubtful, we may determine that these assets should be individually analyzed if they no longer share common risk characteristics with the rest of the portfolio. When we classify problem assets as a loss, we are required to charge off those assets in the period in which they are deemed uncollectible. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC (the Bank’s federal regulator) and the Washington Department of Financial Institutions (the Bank’s state banking regulator), which can order the establishment of additional credit loss allowances. Assets which do not currently expose us to sufficient risk to warrant classification as substandard or doubtful but possess weaknesses are required to be designated as special mention. There were no loans classified as doubtful or loss as of June 30, 2024 and December 31, 2023.
The following tables present the internally assigned grades as of June 30, 2024 and December 31, 2023, by type of loan and origination year (in thousands):

	At June 30, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term
	2024	2023	2022	2021	2020	Prior			Total

One-to-four family:
Pass	$13,925	$22,623	$82,186	$100,075	$15,902	$33,080	$—	$—	$267,791
Substandard	—	—	259	110	—	495	—	—	864
Total one-to-four family	$13,925	$22,623	$82,445	$100,185	$15,902	$33,575	$—	$—	$268,655
Home equity:
Pass	$2,373	$3,642	$2,489	$1,029	$295	$1,497	$13,923	$755	$26,003
Substandard	—	—	—	—	—	60	277	68	405
Total home equity	$2,373	$3,642	$2,489	$1,029	$295	$1,557	$14,200	$823	$26,408
Commercial and multifamily:
Pass	$15,552	$20,534	$97,837	$88,855	$22,013	$84,781	$—	$—	$329,572
Special mention	—	—	—	—	4,624	1,386	—	—	6,010
Substandard	—	—	1,001	—	—	4,841	—	—	5,842
Total commercial and multifamily	$15,552	$20,534	$98,838	$88,855	$26,637	$91,008	$—	$—	$341,424
Construction and land:
Pass	$8,784	$28,213	$20,199	$35,721	$700	$2,063	$—	$—	$95,680
Substandard	—	—	—	—	—	709	—	—	709
Total construction and land	$8,784	$28,213	$20,199	$35,721	$700	$2,772	$—	$—	$96,389
Manufactured homes:
Pass	$4,878	$13,113	$7,332	$4,183	$2,009	$6,925	$—	$—	$38,440
Substandard	—	115	90	—	—	180	—	—	385
Total manufactured homes	$4,878	$13,228	$7,422	$4,183	$2,009	$7,105	$—	$—	$38,825
Floating homes:
Pass	$12,914	$8,372	$16,386	$24,277	$6,139	$10,721	$—	$—	$78,809
Substandard	—	—	2,403	—	—	—	—	—	2,403
Total floating homes	$12,914	$8,372	$18,789	$24,277	$6,139	$10,721	$—	$—	$81,212
Other consumer:
Pass	$1,951	$3,843	$701	$3,710	$5,541	$2,165	$523	$—	$18,434
Substandard	—	—	—	2	—	—	—	—	2
Total other consumer	$1,951	$3,843	$701	$3,712	$5,541	$2,165	$523	$—	$18,436
Commercial business:
Pass	$232	$801	$1,883	$3,323	$325	$4,419	$6,900	$—	$17,883
Substandard	42	—	—	—	—	—	—	—	42
Total commercial business	$274	$801	$1,883	$3,323	$325	$4,419	$6,900	$—	$17,925
Total loans
Pass	$60,609	$101,141	$229,013	$261,173	$52,924	$145,651	$21,346	$755	$872,612
Special mention	—	—	—	—	4,624	1,386	—	—	6,010
Substandard	42	115	3,753	112	—	6,285	277	68	10,652
Total loans	$60,651	$101,256	$232,766	$261,285	$57,548	$153,322	$21,623	$823	$889,274

	At December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term
	2023	2022	2021	2020	2019	Prior			Total
One-to-four family:
Pass	$26,272	$84,467	$110,488	$16,126	$13,029	$28,139	$—	$—	$278,521
Substandard	—	259	119	—	260	553	—	—	1,191
Total one-to-four family	26,272	84,726	110,607	16,126	13,289	28,692	—	—	279,712
Home equity:
Pass	3,963	2,783	1,072	302	95	1,608	12,982	2	22,807
Substandard	—	—	—	—	—	63	445	—	508
Total home equity	3,963	2,783	1,072	302	95	1,671	13,427	2	23,315
Commercial and multifamily:
Pass	21,144	75,960	93,932	22,731	29,822	58,388	—	—	301,977
Special mention	—	—	—	3,365	—	350	—	—	3,715
Substandard	—	1,036	—	1,317	5,134	1,121	—	—	8,608
Total commercial and multifamily	21,144	76,996	93,932	27,413	34,956	59,859	—	—	314,300
Construction and land:
Pass	32,057	53,302	36,285	967	601	2,031	—	—	125,243
Substandard	—	—	—	—	689	44	—	—	733
Total construction and land	32,057	53,302	36,285	967	1,290	2,075	—	—	125,976
Manufactured homes:
Pass	13,696	7,958	4,365	2,160	2,075	5,498	—	—	35,752
Substandard	115	46	—	22	86	64	—	—	333
Total manufactured homes	13,811	8,004	4,365	2,182	2,161	5,562	—	—	36,085
Floating homes:
Pass	8,779	21,555	26,196	6,471	1,865	9,867	—	—	74,733
Total floating homes	8,779	21,555	26,196	6,471	1,865	9,867	—	—	74,733
Other consumer:
Pass	4,629	1,845	3,884	5,883	598	2,237	539	—	19,615
Total other consumer	4,629	1,845	3,884	5,883	598	2,237	539	—	19,615
Commercial business:
Pass	987	437	3,564	400	227	5,848	6,854	—	18,317
Substandard	2,128	53	204	—	—	—	40	—	2,425
Total commercial business	3,115	490	3,768	400	227	5,848	6,894	—	20,742
Pass	111,527	248,307	279,786	55,040	48,312	113,616	20,375	2	876,965
Special mention	—	—	—	3,365	—	350	—	—	3,715
Substandard	2,243	1,394	323	1,339	6,169	1,845	485	—	13,798
Total loans	$113,770	$249,701	$280,109	$59,744	$54,481	$115,811	$20,860	$2	$894,478

Nonaccrual and Past Due Loans.  Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.
The following table presents the amortized cost of nonaccrual loans as of the dates indicated, by type of loan (in thousands):

	June 30, 2024		December 31, 2023
	Total Nonaccrual Loans	Total Nonaccrual Loans with no ACL	Total Nonaccrual Loans	Total Nonaccrual Loans with no ACL
One-to-four family	$822	$822	$1,108	$848
Home equity	342	342	84	84
Commercial and multifamily	5,161	5,161	—	—
Construction and land	28	28	—	—
Manufactured homes	136	114	228	228
Floating homes	2,417	2,417	—	—
Other consumer	3	2	1	—
Commercial business	—	—	2,135	2,135
Total	$8,909	$8,886	$3,556	$3,295
The following tables present the aging of past due loans, based on amortized cost, as of the dates indicated, by type of loan (in thousands):

	June 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$—	$110	$594	$—	$704	$267,951	$268,655
Home equity	—	263	81	—	344	26,064	26,408
Commercial and multifamily	1,100	—	5,153	—	6,253	335,171	341,424
Construction and land	—	—	29	—	29	96,360	96,389
Manufactured homes	—	120	98	—	218	38,607	38,825
Floating homes	—	—	—	—	—	81,212	81,212
Other consumer	28	31	—	—	59	18,378	18,437
Commercial business	—	1,494	—	—	1,494	16,430	17,924
Total	$1,128	$2,018	$5,955	$—	$9,101	$880,173	$889,274

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$168	$870	$663	$—	$1,701	$278,011	$279,712
Home equity	345	—	84	—	429	22,893	23,322
Commercial and multifamily	4,116	1,036	—	—	5,151	309,149	314,300
Construction and land	—	—	—	—	—	125,940	125,940
Manufactured homes	295	49	189	—	533	35,552	36,085
Floating homes	—	3,226	—	—	3,226	71,507	74,733
Other consumer	34	31	—	—	65	19,550	19,615
Commercial business	66	—	2,128	—	2,194	18,551	20,745
Total	$5,024	$5,211	$3,064	$—	$13,299	$881,153	$894,452

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
At June 30, 2024, the Company had no commitments to extend additional credit to borrowers owing loan receivables with modified terms.

There were no loans modified within the three and six months ended June 30, 2024 and 2023.

We have no modified loan receivables that have subsequently defaulted at June 30, 2024 and December 31, 2023.

Troubled debt restructurings (“TDRs”). Prior to the adoption of ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, the Company had granted a variety of concessions to borrowers in the form of loan modifications that were considered TDRs. Loans classified as legacy TDRs totaled $1.6 million and $1.7 million at June 30, 2024 and December 31, 2023, respectively.

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

The following tables summarize collateral dependent loans by collateral type as of the dates indicated (in thousands):

	June 30, 2024
	Commercial Real Estate	Residential Real Estate	Land	Other Residential	RVs/Automobiles	Business Assets	Total
Real estate loans:
One- to four- family	$—	$485	$—	$536	$—	$—	$1,021
Home equity	—	342	—	—	—	—	342
Commercial and multifamily	5,161	—	—	—	—	—	5,161
Construction and land	—	—	28	—	—	—	28
Total real estate loans	5,161	827	28	536	—	—	6,552
Consumer loans:
Manufactured homes	—	—	—	136	—	—	136
Floating homes	—	—	—	2,417	—	—	2,417
Other consumer	—	—	—	—	2	—	2
Total consumer loans	—	—	—	2,553	2	—	2,555
Total loans	$5,161	$827	$28	$3,089	$2	$—	$9,107

	December 31, 2023
	Commercial Real Estate	Residential Real Estate	Land	Other Residential	RVs/Automobiles	Business Assets	Total
Real estate loans:
One- to four- family	$—	$664	$—	$545	$—	$—	$1,209
Home equity	—	84	—	—	—	—	84
Total real estate loans	—	748	—	545	—	—	1,293
Consumer loans:
Manufactured homes	—	—	—	228	—	—	228
Total consumer loans	—	—	—	228	—	—	228
Commercial business loans	—	—	—	2,135	—	—	2,135
Total loans	$—	$748	$—	$2,908	$—	$—	$3,656

Note 5 – Fair Value Measurements
The Company determines the fair values of its financial instruments based on the requirements established in ASC 820, Fair Value Measurements (“ASC 820”), which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. The Company’s fair values for financial instruments at June 30, 2024 and December 31, 2023 were determined based on these requirements.
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
Borrowings - The fair value of borrowings is estimated using the contractual cash flows of each debt instrument discounted using the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
Subordinated notes - The fair value of subordinated notes is estimated using discounted cash flows based on current borrowing rates for similar long-term debt instruments with similar terms and remaining time to maturity.
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
Off-balance sheet financial instruments - The fair value for the off-balance sheet loan commitments is estimated based on fees charged to others to enter into similar agreements, considering taking into account the remaining terms of the agreements and credit standing of the Company’s clients. The estimated fair value of these commitments is not significant.
In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no transfers between levels during the three and six months ended June 30, 2024 and 2023.

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether recognized or recorded at fair value or not as of the dates indicated (in thousands):

	June 30, 2024		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$135,111	$135,111	$135,111	$—	$—
Available-for-sale securities	7,996	7,996	—	7,996	—
Held-to-maturity securities	2,147	1,710	—	1,710	—
Loans held-for-sale	257	257	—	257	—
Loans held-for-portfolio, net	880,781	838,052	—	—	838,052
Mortgage servicing rights	4,540	4,540	—	—	4,540
FINANCIAL LIABILITIES:
Time deposits	311,784	312,169	—	312,169	—
Borrowings	40,000	40,000	—	40,000	—
Subordinated notes	11,738	11,708	—	11,708	—

	December 31, 2023		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$49,690	$49,690	$49,690	$—	$—
Available-for-sale securities	8,287	8,287	—	8,287	—
Held-to-maturity securities	2,166	1,787	—	1,787	—
Loans held-for-sale	603	603	—	603	—
Loans held-for-portfolio, net	885,718	837,579	—	—	837,579
Mortgage servicing rights	4,632	4,632	—	—	4,632
FINANCIAL LIABILITIES:
Time deposits	307,962	308,604	—	308,604	—
Borrowings	40,000	40,000	—	40,000	—
Subordinated notes	11,717	9,996	—	9,996	—

The following tables present the balance of assets measured at fair value on a recurring basis as of the dates indicated (in thousands):

	Fair Value at June 30, 2024
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$5,409	$—	$5,409	$—
Agency mortgage-backed securities	2,587	—	2,587	—
Mortgage servicing rights	4,540	—	—	4,540

	Fair Value at December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$5,528	$—	$5,528	$—
Agency mortgage-backed securities	2,759	—	2,759	—
Mortgage servicing rights	4,632	—	—	4,632
The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis as of the dates indicated:

June 30, 2024
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	92%-186% (111%)
		Discount rate	10.51%-14.51% (12.51%)

December 31, 2023
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	109%-208% (129%)
		Discount rate	10.5%-14.5% (12.5%)
Generally, any significant increases in the prepayment speed assumption and discount rate utilized in the fair value measurement of the MSRs will result in a negative fair value adjustment (and decrease in the fair value measurement). Conversely, a significant decrease in the constant prepayment rate and discount rate will result in a positive fair value adjustment (and increase in the fair value measurement). An increase in the weighted average life assumptions will result in a decrease in the constant prepayment rate and conversely, a decrease in the weighted average life will result in an increase of the constant prepayment rate. As a result of the difficulty in observing certain significant valuation inputs affecting our “Level 3” fair value assets, we are required to make judgments regarding these items’ fair values.
There were no assets or liabilities (excluding MSRs) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2024 and 2023.
MSRs are measured at fair value using significant unobservable inputs (Level 3) on a recurring basis and a reconciliation of this asset can be found in “Note 6—Mortgage Servicing Rights.

The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at June 30, 2024
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$115	$—	$—	$115
Collateral dependent loans	9,107	—	—	9,107

	Fair Value at December 31, 2023
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$575	$—	$—	$575
Collateral dependent loans	3,656	—	—	3,656
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at both June 30, 2024 and December 31, 2023.

Note 6 – Mortgage Servicing Rights
The unpaid principal balance of the Company’s mortgage servicing rights portfolio totaled $437.4 million at June 30, 2024 compared to $448.9 million at December 31, 2023. Of these total balances, the unpaid principal balance of loans serviced for Federal National Mortgage Association (“Fannie Mae”) at June 30, 2024 and December 31, 2023 were $435.2 million and $446.8 million, respectively. The unpaid principal balance of loans serviced for other financial institutions totaled $2.1 million at June 30, 2024 and $2.2 million at December 31, 2023. Loans serviced for Fannie Mae and others are not included in the Company’s financial statements as they are not assets of the Company.
A summary of the change in the balance of mortgage servicing assets during the periods indicated were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance, at fair value	$4,612	$4,587	$4,632	$4,687
Servicing rights that result from transfers and sale of financial assets	44	43	89	83
Changes in fair value:
Due to changes in model inputs or assumptions and other(1)	(116)	96	(181)	(44)
Ending balance, at fair value	$4,540	$4,726	$4,540	$4,726
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	June 30, 2024	December 31, 2023
Prepayment speed (Public Securities Association “PSA” model)	111%	129%
Weighted-average life	8.0 years	7.7 years
Weighted average discount rate	12.5%	12.5%

The amount of contractually specified servicing, late and ancillary fees earned on mortgage servicing rights are included in mortgage servicing income on the Condensed Consolidated Statements of Income and totaled $279 thousand and $561 thousand for the three and six months ended June 30, 2024, and $297 thousand and $596 thousand for the three and six months ended June 30, 2023, respectively.

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

Note 8 – Borrowings, FHLB Stock and Subordinated Notes
FHLB Advances
The following tables present advances from the FHLB as of the dates indicated (dollars in thousands):

	June 30, 2024	December 31, 2023
FHLB advances:
Short-term advances	$15,000	$15,000
Long-term advances	$25,000	$25,000
Total	$40,000	$40,000

	June 30, 2024	December 31, 2023
Fixed Rate:
Outstanding balance	$40,000	$40,000
Interest rates ranging from	4.06%	4.06%
Interest rates ranging to	4.35%	4.35%
Weighted average interest rate	4.25%	4.25%
Variable rate:
Outstanding balance	$—	$—
Weighted average interest rate	—%	—%
The following table presents the maturity of our FHLB advances (dollars in thousands):

June 30, 2024
Remainder of 2024	$15,000
2025	—
2026	15,000
2027	—
2028	10,000
Thereafter	—
$40,000
FHLB Des Moines Borrowing Capacity
The Company has a loan agreement with the FHLB of Des Moines. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial and multifamily loan portfolio based on the company’s outstanding borrowing balance. Additionally, the Company had outstanding letters of credit from the FHLB of Des Moines to secure public deposits. The following table presents the borrowing capacity from the FHLB as of the dates indicated:

	June 30, 2024	December 31, 2023
Amount available to borrow under credit facility(1)	$489,094	$463,541
Advance equivalent of collateral:
One-to-four family mortgage loans	191,259	196,547
Commercial and multifamily mortgage loans	32,480	34,464
Home equity loans	289	348
Notional amount of letters of credit outstanding	9,000	10,000
Remaining FHLB borrowing capacity(2)	$175,028	$181,360
(1)Subject to eligible pledged collateral.
(2)Amount remaining from the advance equivalent of collateral less letters of credit outstanding and FHLB advances.
As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances. At both June 30, 2024 and December 31, 2023, the Company had an investment of $2.4 million in FHLB of Des Moines stock.
Federal Reserve Bank of San Francisco (“FRB SF”) Borrowings
The Company has a borrowing agreement with the FRB SF. The terms of the agreement call for a blanket pledge of a portion of the Company’s consumer and commercial business loans based on the company’s outstanding borrowing balance. At June 30, 2024 and December 31, 2023, the amount available to borrow under this credit facility was $22.5 million and $18.3 million, respectively, subject to eligible pledged collateral. The Company had no outstanding borrowings under this arrangement at June 30, 2024 and December 31, 2023.
Other Borrowings
The Company has access to an unsecured Fed Funds line of credit from Pacific Coast Banker’s Bank (“PCBB”). The line has a one year term maturing on June 30, 2025 and is renewable annually. As of June 30, 2024, the amount available under this line of credit was $20.0 million. There was no balance on this line of credit as of June 30, 2024 and December 31, 2023.
Subordinated Debt
In September 2020, the Company issued $12.0 million of fixed to floating rate subordinated notes that mature in 2030. The subordinated notes have an initial fixed interest rate of 5.25% to, but excluding, October 1, 2025, payable semi-annually in arrears. From, and including, October 1, 2025, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term Secured Overnight Financing Rate, or SOFR, plus 513 basis points, payable quarterly in arrears. The subordinated notes mature on May 15, 2030, and may be redeemed by the Company, in whole or in part, on October 1, 2025, or on any subsequent interest payment date. Prior to October 1, 2025, the Company may redeem these notes, in whole but not in part, only under certain limited circumstances set forth in the terms of the subordinated notes. The balance of the subordinated notes was $11.7 million as of both June 30, 2024 and December 31, 2023.

Note 9 – Earnings Per Common Share
The following table summarizes the calculation of earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	2024	2023	2024	2023
Net income	$795	$2,892	$1,564	$5,059
LESS: Participating dividends - Unvested Restricted Stock Awards (“RSAs”)	(3)	(3)	(7)	(6)
LESS: Income allocated to participating securities - Unvested RSAs	(2)	(15)	(4)	(26)
Net income available to common stockholders - basic	790	2,874	1,554	5,027
ADD BACK: Income allocated to participating securities - Unvested RSAs	2	15	4	26
LESS: Income reallocated to participating securities - Unvested RSAs	(2)	(15)	(4)	(26)
Net income available to common stockholders - diluted	$790	$2,874	$1,554	$5,027

Weighted average number of shares outstanding, basic	2,540,538	2,574,677	2,539,872	2,576,545
Effect of potentially dilutive common shares	18,477	16,556	18,121	20,941
Weighted average number of shares outstanding, diluted	2,559,015	2,591,233	2,557,993	2,597,486
Earnings per share, basic	$0.31	$1.12	$0.61	$1.95
Earnings per share, diluted	$0.31	$1.11	$0.61	$1.94
There were no anti-dilutive securities at June 30, 2024 and 13,080 anti-dilutive securities at June 30, 2023.

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
As of June 30, 2024, on an adjusted basis, awards for stock options totaling 301,453 shares and awards for restricted stock totaling 167,114 shares of Company common stock have been granted, net of any forfeitures, to participants in the 2013 Plan and the 2008 Plan. Share-based compensation expense was $97 thousand and $193 thousand for the three and six months ended June 30, 2024, and $87 thousand and $279 thousand for the three and six months ended June 30, 2023, respectively.
Stock Option Awards
All stock option awards granted under the 2008 Plan vested in 20 percent annual increments commencing one year from the grant date in accordance with the requirements of the 2008 Plan. The stock option awards granted to date under the 2013 Plan provide for immediate vesting of a portion of the award with the balance of the award vesting on the anniversary date of each grant date in equal annual installments over periods of one-to-four years subject to the continued service of the participant with the Company. All of the options granted under the 2008 Plan and the 2013 Plan are exercisable for a period of 10 years from the date of grant, subject to vesting.

The following is a summary of the Company’s stock option award activity during the three months ended June 30, 2024 (dollars in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at April 1, 2024	85,712	$33.00	5.36	$685
Granted	—	—
Exercised	(200)	33.50
Expired	—	—
Outstanding at June 30, 2024	85,512	33.00	5.29	855
Exercisable	66,031	30.94	4.35	796
Expected to vest, assuming a 0% forfeiture rate over the vesting term	85,512	$33.00	5.29	$855
The following is a summary of the Company’s stock option award activity during the six months ended June 30, 2024 (dollars in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2024	80,735	$32.28	5.36	$603
Granted	6,469	39.89
Exercised	(1,435)	22.88
Expired	(257)	36.57
Outstanding at June 30, 2024	85,512	33.00	5.29	855
Exercisable	66,031	30.94	4.35	796
Expected to vest, assuming a 0% forfeiture rate over the vesting term	85,512	$33.00	5.29	$855
As of June 30, 2024, there was $167 thousand of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 2.2 years. The total intrinsic value of the shares exercised during the three and six months ended June 30, 2024 was $1 thousand and $23 thousand, and for the three and six months ended June 30, 2023 was $61 thousand and $388 thousand, respectively.
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The fair values of options granted during the six months ended June 30, 2024 and 2023 were determined using the following weighted-average assumptions as of the grant date.

	Six Months Ended June 30,
	2024	2023
Annual dividend yield	1.69%	1.69%
Expected volatility	28.15%	28.15%
Risk-free interest rate	4.06%	3.60%
Expected term	6.00 years	6.00 years
Weighted-average grant date fair value per option granted	$11.64	$11.33
There were no options granted during the three months ended June 30, 2024 and June 30, 2023, respectively .

Restricted Stock Awards
The fair value of the restricted stock awards is equal to the fair value of the Company's common stock at the date of grant. Compensation expense is recognized over the vesting periods of the awards. The restricted stock awards granted under the 2008 Plan vested in 20% annual increments commencing one year from the grant date. The restricted stock awards granted to date under the 2013 Plan provide for immediate vesting of a portion of the award with the balance of the award vesting on the anniversary dates of the grant date in equal annual installments over periods of one-to-four years subject to the continued service of the participant with the Company.
The following is a summary of the Company’s non-vested restricted stock award activity during the three months ended June 30, 2024:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-Vested at April 1, 2024	17,143	$39.93
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-Vested at June 30, 2024	17,143	$39.93	$43.00
Expected to vest assuming a 0% forfeiture rate over the vesting term	17,143	$39.93	$43.00

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-Vested at January 1, 2024	15,967	$39.20
Granted	8,048	$39.89
Vested	(6,872)	$38.19
Forfeited	—	—
Non-Vested at June 30, 2024	17,143	$39.93	$43.00
Expected to vest assuming a 0% forfeiture rate over the vesting term	17,143	$39.93	$43.00
As of June 30, 2024, there was $557 thousand of unrecognized compensation cost related to non-vested restricted stock granted under the Plans. The cost is expected to be recognized over the weighted-average vesting period of 2.2 years. The total fair value of shares vested for the six months ended June 30, 2024 and 2023 was $262 thousand and $370 thousand, respectively. The weighted average grant date fair value per share for restricted stock awards granted during the six months ended June 30, 2024 and 2023 was $39.89 and $40.13, respectively.
Employee Stock Ownership Plan
The fair value of the 170,273 shares held by the Company’s Employee Stock Ownership Plan (the “ESOP”) trust was $7.3 million at June 30, 2024. ESOP compensation expense included in salaries and benefits was $189 thousand and $378 thousand for the three and six months ended June 30, 2024, and $204 thousand and $408 thousand for the three and six months ended June 30, 2023.

Note 11 – Leases
We have operating leases for branch locations, a loan production office, our corporate office and in the past, for certain equipment. The term for our leases begins on the date we become legally obligated for the rent payments or we take possession of the building premises, whichever is earlier. Generally, our real estate leases have initial terms of three to ten years and typically include one renewal option. As of June 30, 2024, our leases had remaining lease terms ranging from three months to 5.0 years. The operating leases generally contain renewal options and require us to pay property taxes and operating expenses for the properties.

The following table presents the lease right-of-use assets and lease liabilities recorded on the Condensed Consolidated Balance Sheets at the dates indicated (in thousands):

	June 30, 2024	December 31, 2023
Operating lease right-of-use assets	$4,020	$4,496
Operating lease liabilities	$4,328	$4,821
The following table presents the components of lease expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense
Office leases	$270	$269	$540	$537
Sublease income	(1)	(3)	(4)	(6)
Net lease expense	$269	$266	$536	$531
The following table presents the schedule of lease liabilities at the date indicated (in thousands):

June 30, 2024
Remainder of 2024	$1,040
2025	930
2026	948
2027	954
2028	750
Thereafter	—
Total lease payments	4,622
Less: Present value discount	294
Present value of lease liabilities	$4,328
Lease term and discount rate by lease type consist of the following at the dates indicated:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term:
Office leases	4.7 years	5.2 years
Weighted-average discount rate (annualized):
Office leases	2.78%	2.77%

Supplemental cash flow information related to leases was as follows for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows
Office leases	$280	$266	$558	$537

Note 12 – Subsequent Events
On July 29, 2024, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.19 per common share, payable on August 23, 2024 to stockholders of record at the close of business on August 9, 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Statements
Certain matters discussed in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:

•adverse economic conditions in our market areas and other markets where we have lending relationships;
• effects of employment levels, labor shortages, inflation, a recession, or slowed economic growth;
•changes in the interest rate environment, including past increases in the Board of Governors of the Federal Reserve System (the Federal Reserve) benchmark rate and duration of such increased levels, which could adversely affect our revenues and expenses, the values of our assets and obligations, and the availability and cost of capital and liquidity;
•the impact of inflation and the Federal Reserve monetary policy;
•the effects of any federal government shutdown;
•changes in consumer spending, borrowing and savings habits;
•the risks of lending and investing activities, including delinquencies write-offs and changes in our allowance for credit losses and provision for credit losses;
•monetary and fiscal policies of the Federal Reserve and the U.S. Government and other governmental initiatives affecting the financial services industry;
•bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
•fluctuations in the demand for loans, unsold homes, land and other properties;
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
•results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to increase our allowance for credit losses, write-down asset values or increase our capital levels, affect our ability to borrow funds or maintain or increase deposits;
•the inability of key third-party providers to perform their obligations;
•our ability to attract and retain deposits;
•competitive pressures among financial services companies;
•our ability to successfully integrate into our operations any assets, liabilities, clients, systems, and management personnel we may acquire and our ability to realize related revenue synergies and expected cost savings and other benefits within the anticipated time frames or at all;
•use of estimates in determining the fair values of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•our ability to keep pace with technological changes;
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
•our ability to implement our business strategies, including expectations regarding key growth initiatives and strategic priorities;
•environmental, social and governance goals;
•staffing fluctuations in response to product demand or corporate implementation strategies;
•our ability to pay dividends on our common stock;
•the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets;
•disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on our third-party vendors;
•the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, civil unrest and other external events;
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
Sound Community Bank’s deposits are insured up to applicable limits by the FDIC. At June 30, 2024, Sound Financial Bancorp, on a consolidated basis, had assets of $1.07 billion, net loans held-for-portfolio of $880.8 million, deposits of $906.8 million and stockholders’ equity of $101.3 million. The common stock of Sound Financial Bancorp is listed on the NASDAQ Capital Market under the symbol “SFBC.”  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121.
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

Comparison of Financial Condition at June 30, 2024 and December 31, 2023
General.   Total assets increased $79.6 million, or 8.0%, to $1.07 billion at June 30, 2024 from $995.2 million at December 31, 2023. The increase primarily was a result of an increase in cash and cash equivalents reflecting increased deposits, partially offset by a decrease in loans held-for-portfolio.
Cash and Securities, and Investment Securities.  Cash and cash equivalents increased $85.4 million, or 171.9%, to $135.1 million at June 30, 2024 from $49.7 million at December 31, 2023. The increase was primarily due to the strategic decision to sell reciprocal deposits at the end of 2023, which reduced our cash balances. These reciprocal deposits returned to our balance sheet in the first quarter of 2024, which included deposits that had been generated during the fourth quarter of 2023 and subsequently sold. In addition, balances of cash and cash equivalents increased as a result of a decrease in our loan portfolio and higher overall deposit balances.
Investment securities decreased $310 thousand, or 3.0%, to $10.1 million at June 30, 2024, compared to $10.5 million at December 31, 2023. Held-to-maturity securities totaled $2.1 million at June 30, 2024, compared to $2.2 million at December 31, 2023. Available-for-sale securities totaled $8.0 million at June 30, 2024, compared to $8.3 million at December 31, 2023. The decrease in available-for-sale securities was primarily due to regularly scheduled payments and higher net unrealized losses resulting from an increase in municipal bond yields during the first half of 2024.
Loans.  Loans held-for-portfolio, net, decreased $4.9 million, or 0.6%, to $880.8 million at June 30, 2024 from $885.7 million at December 31, 2023.
The following table reflects the changes in the mix of our loan portfolio at June 30, 2024, as compared to December 31, 2023 (dollars in thousands):

	June 30, 2024	December 31, 2023	Amount Change	Percent Change
One-to-four family	$268,488	$279,448	$(10,960)	(3.9)%
Home equity	26,185	23,073	3,112	13.5
Commercial and multifamily	342,632	315,280	27,352	8.7
Construction and land	96,962	126,758	(29,796)	(23.5)
Manufactured homes	38,953	36,193	2,760	7.6
Floating homes	81,622	75,108	6,514	8.7
Other consumer	18,422	19,612	(1,190)	(6.1)
Commercial business	17,860	20,688	(2,828)	(13.7)
Premiums for purchased loans	754	829	(75)	(9.0)
Deferred loan fees	(2,604)	(2,511)	(93)	3.7
Total loans held-for-portfolio, gross	889,274	894,478	(5,204)	(0.6)
Allowance for credit losses — loans	(8,493)	(8,760)	267	(3.0)
Total loans held-for-portfolio, net	$880,781	$885,718	$(4,937)	(0.6)%

As noted in the table above, decreases in the loan portfolio were driven primarily by decreases in construction and land loans, which was primarily due to projects completing and either paying off or converting to permanent financing, and decreases in one-to-four-family loans, which was primarily due to one low yielding jumbo mortgage loan that the borrower paid off early and normal loan payments exceeding loan originations. In addition, other consumer and commercial business loans, decreased due to because of payoffs and paydowns, including the payoff of $2.1 million related to one commercial business loan that was previously on nonaccrual. These decreases were partially offset by increases in commercial and multifamily and floating home loans and, to a lesser extent, increases in home equity and manufactured home loans. The increase in commercial and multifamily loans was primarily due to the conversion of construction projects to permanent financing, while the increase in floating home loans was due to the funding of a large portfolio of individual loans that had been delayed in our pipeline. The increase in home equity loans was primarily driven by homeowners utilizing the equity in their homes. The increase in manufactured home loans was primarily the result of affordability of these homes in the current market and internal efficiencies in how we process these loans.

At June 30, 2024, our loan portfolio, net of deferred loan fees, remained well-diversified. At that date, commercial and multifamily real estate loans accounted for 38.4% of total loans, one-to-four family loans, including home equity loans, accounted for 33.0% of total loans, commercial business loans accounted for 2.0% of total loans, and consumer loans, consisting of manufactured homes, floating homes, and other consumer loans, accounted for 15.7% of total loans. Construction and land loans accounted for 10.9% of total loans at June 30, 2024.
Loans held-for-sale totaled $257 thousand at June 30, 2024, compared to $603 thousand at December 31, 2023. The decrease was primarily due to timing of mortgage originations and sales.

Allowance for Credit Losses.

The following table reflects the activity in our allowance for credit losses (“ACL”) during the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
ACL — Loans:
Balance at beginning of period	$8,598	$8,532	$8,760	$7,599
Impact of Adoption of ASU 2016-13	—	—	—	760
Charge-offs	(21)	(78)	(83)	(157)
Recoveries	4	5	10	12
Net charge-offs	(17)	(73)	(73)	(145)
(Release of) provision for credit losses	(88)	(242)	(194)	3
Balance at end of period	8,493	8,217	$8,493	$8,217
Reserve for Unfunded Commitments:
Balance at beginning of period	266	795	193	335
Impact of Adoption of ASU 2016-13	—	—		695
(Release of) provision for credit losses	(21)	(89)	52	(324)
Balance at end of period	245	706	245	706
ACL	$8,738	$8,923	$8,738	$8,923
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.01)%	(0.03)%	(0.02)%	(0.03)%
Our ACL — loans decreased $267 thousand, or 3.0%, to $8.5 million at June 30, 2024, from $8.8 million at December 31, 2023. The decrease in the ACL - loans from December 31, 2023 to June 30, 2024 was primarily a result of lower reserves on our other consumer loan portfolio and residential loan portfolios due to qualitative adjustments for changes in concentration and market conditions and a decrease in the ACL- loans due to portfolio shrinkage, partially offset by an increase in nonaccrual loans and the weighted average life of the portfolio. See “Comparison of Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023 — Provision for Credit Losses.”
The following tables show certain credit ratios at and for the dates and periods indicated and the components of each ratio's calculation (dollars in thousands).

	At June 30, 2024	At December 31, 2023
ACL - loans as a percentage of total loans outstanding	0.95%	0.98%
ACL — loans	$8,493	$8,760
Total loans outstanding	$891,124	$896,160

Nonaccrual loans as a percentage of total loans outstanding	1.00%	0.40%
Total nonaccrual loans	$8,909	$3,556
Total loans outstanding	$891,124	$896,160

ACL - loans as a percentage of nonaccrual loans	95.33%	246.34%
ACL — loans	$8,493	$8,760
Total nonaccrual loans	$8,909	$3,556

ACL as a percentage of total loans outstanding	0.98%	1.00%
ACL	$8,738	$8,953
Total loans outstanding	$891,124	$896,160

ACL as a percentage of nonaccrual loans	98.08%	251.77%
ACL	$8,738	$8,953
Total nonaccrual loans	$8,909	$3,556

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in thousands)
Net recoveries (charge-offs) during period to average loans outstanding:
One-to-four family:	—%	—%	—%	—%
Net (charge-offs)/recoveries	$—	$—	$—	$—
Average loans outstanding	$273,597	$274,066	$276,034	$274,163

Home equity:	—%	(0.51)%	—%	(0.26)%
Net (charge-offs)/recoveries	$—	$(25)	$—	$(25)
Average loans outstanding	$25,442	$19,723	$24,371	$19,652

Commercial and multifamily real estate:	—%	—%	—%	—%
Net (charge-offs)/recoveries	$—	$—	$—	$—
Average loans outstanding	$328,496	$305,553	$320,818	$308,241

Construction and land:	—%	—%	—%	—%
Net (charge-offs)/recoveries	$—	$—	—	—
Average loans outstanding	$106,853	$121,577	$116,248	$121,143

Manufactured homes:	—%	—%	(0.12)%	—%
Net (charge-offs)/recoveries	$—	$—	$(23)	$—
Average loans outstanding	$38,519	$29,655	$37,617	$28,474

Floating homes:	—%	—%	—%	—%
Net (charge-offs)/recoveries	$—	$—	$—	$—
Average loans outstanding	$82,940	$73,246	$80,869	$73,642

Other consumer:	(0.37)%	(1.10)%	(0.54)%	(1.39)%
Net (charge-offs)	$(17)	$(48)	$(50)	$(120)
Average loans outstanding	$18,570	$17,527	$18,757	$17,431

Commercial business:	—%	—%	—%	—%
Net (charge-offs)/recoveries	$—	$—	$—	$—
Average loans outstanding	$18,421	$24,285	$19,809	$24,196

Total loans:	(0.01)%	(0.03)%	(0.02)%	(0.03)%
Net (charge-offs)	$(17)	$(73)	$(73)	$(145)
Average loans outstanding	$892,838	$865,631	$894,523	$866,942
Nonperforming Assets.
Nonperforming assets (“NPAs”), which are comprised of nonperforming loans (nonaccrual loans and nonperforming modified loans), other real estate owned (“OREO”) and repossessed assets, increased $4.9 million, or 118.4%, to $9.0 million, or 0.84% of total assets, at June 30, 2024 from $4.1 million, or 0.42% of total assets, at December 31, 2023.

The table below sets forth the amounts and categories of NPAs at the dates indicated (dollars in thousands):

	Nonperforming Assets
	June 30, 2024	December 31, 2023	Amount Change	Percent Change
Total nonperforming loans	$8,909	$3,556	$5,353	150.5
OREO and repossessed assets	115	575	(460)	(80.0)
Total nonperforming assets	$9,024	$4,131	$4,893	118.4%

The increase in NPAs primarily was due to the addition of $8.7 million of loans to nonaccrual status, which included a $3.7 million matured commercial real estate loan in process of securing financing from another lender, $3.2 million for two floating homes loans to a single borrower, and a $1.0 million commercial real estate loan, all of which are well secured, and one manufactured home loan of $115 thousand that was repossessed in the first quarter of 2024. These increases in NPAs were partially offset by the payoff of one large commercial business loan totaling $2.1 million, the payoff of one floating home loan of $722 thousand that was new in the first quarter of 2024 (included above in additions), the return of four loans to accrual status, and normal payment amortization. The percentage of nonperforming loans to total loans was 1.00% at June 30, 2024, compared to 0.40% of total loans at December 31, 2023.
Mortgage Servicing Rights.  The fair value of mortgage servicing rights decreased $92 thousand or 2.0%, to $4.5 million at June 30, 2024 from $4.6 million at December 31, 2023. We record mortgage servicing rights on loans sold with servicing retained and upon acquisition of a servicing portfolio. Mortgage servicing rights are carried at fair value. If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.
Deposits and Borrowings. Total deposits increased $80.2 million, or 9.7%, to $906.8 million at June 30, 2024 from $826.5 million at December 31, 2023. The increase was largely a result of the strategic movement of reciprocal deposits off balance sheet at year-end, which then returned in the first quarter of 2024. Additionally, there was an increase in money market and time deposits, which was partially offset by decreases in public funds accounts, noninterest-bearing and interest-bearing demand accounts, and savings accounts. The shift occurred as interest rate sensitive clients moved a portion of their non-operating deposit balances from lower costing deposits, including noninterest-bearing deposits, into higher costing money market and time deposits. Noninterest-bearing deposits decreased $1.8 million, or 1.4%, to $124.9 million at June 30, 2024, compared to $126.7 million at December 31, 2023. Noninterest-bearing deposits represented 13.8% of total deposits at June 30, 2024, compared to 15.3% at December 31, 2023.
A summary of deposit accounts with the corresponding weighted-average cost of funds at the dates indicated is presented below (dollars in thousands):

	June 30, 2024		December 31, 2023
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$122,326	—%	$124,134	—%
Interest-bearing demand	152,829	0.33	168,346	0.75
Savings	63,368	0.10	69,461	0.07
Money market	253,873	3.55	154,044	1.39
Time deposits	311,784	4.64	307,962	3.45
Escrow (1)	2,589	—	2,592	—
Total deposits	$906,769	2.61%	$826,539	1.64%
(1) Escrow balances shown in noninterest-bearing deposits on the Condensed Consolidated Balance Sheets.

Scheduled maturities of time deposits at June 30, 2024, are as follows (in thousands):

Year Ending December 31,	Amount
2024	$157,946
2025	145,176
2026	6,388
2027	1,171
2028	1,009
Thereafter	94
$311,784
Savings, demand, and money market accounts have no contractual maturity. Certificates of deposit have maturities of five years or less.
The aggregate amount of time deposits in denominations of more than $250,000 at June 30, 2024 and December 31, 2023, totaled $89.6 million and $88.3 million, respectively. Deposit amounts in excess of $250,000 are not federally insured. As of June 30, 2024, uninsured deposits totaled $148.9 million, which represented 16.4% of total deposits, as compared to uninsured deposits of $140.1 million, or 17.0% of total deposits as of December 31, 2023. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. The increase in uninsured deposits primarily related to jumbo tier pricing offered on some of our deposit products, as well as normal fluctuation within deposit accounts.
Borrowings, comprised of FHLB advances, were $40.0 million at both June 30, 2024 and December 31, 2023. FHLB advances are primarily used to support organic loan growth and to maintain liquidity ratios in line with our asset/liability objectives. FHLB advances outstanding at June 30, 2024 had maturities ranging from late 2024 through early 2028. Subordinated notes, net totaled $11.7 million at both June 30, 2024 and December 31, 2023.
Stockholders’ Equity.   Total stockholders’ equity increased $693 thousand, or 0.7%, to $101.3 million at June 30, 2024, from $100.7 million at December 31, 2023. This increase primarily reflects $1.6 million of net income earned during the six months ended June 30, 2024 and $33 thousand in proceeds from exercises of stock options, partially offset by the cash payment of $972 thousand in dividends to the Company’s stockholders.

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

	Three Months Ended June 30,
	2024			2023
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$891,863	$12,320	5.56%	$866,008	$11,551	5.35%
Investments	13,935	133	3.84	15,133	128	3.39
Cash and cash equivalents	120,804	1,586	5.28	63,868	733	4.60
Total interest-earning assets (1)	1,026,602	14,039	5.50	945,009	12,412	5.27
Interest-bearing liabilities:
Savings and money market accounts	301,454	2,115	2.82	163,165	350	0.86
Demand and NOW accounts	153,739	148	0.39	215,120	182	0.34
Certificate accounts	317,496	3,731	4.73	279,774	2,421	3.47
Subordinated notes	11,735	168	5.76	11,693	168	5.76
Borrowings	40,000	429	4.31	48,138	547	4.56
Total interest-bearing liabilities	824,424	6,591	3.22%	717,890	3,668	2.05%
Net interest income		$7,448			$8,744
Net interest rate spread			2.28%			3.22%
Net earning assets	$202,178			$227,119
Net interest margin			2.92%			3.71%
Average interest-earning assets to average interest-bearing liabilities		124.52%			131.64%
Noninterest-bearing deposits	$128,878			$159,284
Total deposits	$901,567	$5,994	2.67%	$817,343	$2,953	1.45%
Total funding(2)	$953,302	$6,591	2.78%	$877,174	$3,668	1.68%
(1) Calculated net of deferred loan fees, loan discounts and loans in process.
(2) Total funding is the sum of average interest-bearing liabilities and average noninterest-bearing deposits. The cost of total funding is calculated as annualized total interest expense divided by average total funding.

	Six Months Ended June 30,
	2024			2023
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$893,646	$24,553	5.53%	$866,862	$22,932	5.33%
Investments	12,633	244	3.88	14,263	249	3.52
Cash and cash equivalents	114,082	3,002	5.29	64,236	1,405	4.41
Total interest-earning assets (1)	1,020,361	27,799	5.48	945,361	24,586	5.24
Interest-bearing liabilities:
Savings and money market accounts	292,954	3,981	2.73	163,714	477	0.59
Demand and NOW accounts	156,751	289	0.37	228,032	414	0.37
Certificate accounts	316,495	7,426	4.72	263,268	4,197	3.21
Subordinated notes	11,730	336	5.76	11,688	336	5.80
Borrowings	40,000	859	4.32	46,533	1,046	4.53
Total interest-bearing liabilities	817,930	12,891	3.17%	713,235	6,470	1.83%
Net interest income		$14,908			$18,116
Net interest rate spread			2.31%			3.42%
Net earning assets	$202,431			$232,126
Net interest margin			2.94%			3.86%
Average interest-earning assets to average interest-bearing liabilities		124.75%			132.55%
Noninterest-bearing deposits	$130,658			$166,007
Total deposits	$896,858	$11,696	2.62%	$821,021	$5,088	1.25%
Total funding(2)	$948,588	$12,891	2.73%	$879,242	$6,470	1.48%
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

	Three Months Ended June 30, 2024 vs. 2023			Six Months Ended June 30, 2024 vs. 2023
	Increase (Decrease) due to		Total Increase (Decrease)	Increase (Decrease) due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans receivable	$357	$412	$769	$736	$885	$1,621
Investments	(11)	16	5	(31)	26	(5)
Cash and cash equivalents	747	106	853	1,312	285	1,597
Total interest-earning assets	1,093	534	1,627	2,017	1,196	3,213
Interest-bearing liabilities:
Savings and Money Market accounts	970	795	1,765	1,756	1,748	3,504
Demand and NOW accounts	(59)	25	(34)	(131)	6	(125)
Certificate accounts	443	867	1,310	1,249	1,980	3,229
Subordinated notes	1	(1)	—	1	(1)	—
Borrowings	(87)	(31)	(118)	(140)	(47)	(187)
Total interest-bearing liabilities	$1,268	$1,655	$2,923	$2,735	$3,686	$6,421
Change in net interest income			$(1,296)			$(3,208)

Comparison of Results of Operation for the Three and Six Months Ended June 30, 2024 and 2023

General.
Q2 2024 vs Q2 2023. Net income decreased $2.1 million, or 72.5%, to $795 thousand, or $0.31 per diluted common share, for the three months ended June 30, 2024, compared to $2.9 million, or $1.11 per diluted common share, for the three months ended June 30, 2023. The decrease was the result of a $1.3 million decrease in net interest income, a $729 thousand decrease in noninterest income, a $240 thousand increase in noninterest expense, and a $222 thousand decrease in the release for credit losses, partially offset by a $390 thousand decrease in the provision for income taxes.
YTD 2024 vs. YTD 2023. Net income decreased $3.5 million, or 69.1%, to $1.6 million, or $0.61 per diluted common share, for the six months ended June 30, 2024, compared to $5.1 million, or $1.94 per diluted common share, for the six months ended June 30, 2023. The decrease was primarily a result of a $3.2 million decrease in net interest income, a $179 thousand decrease in the release of credit losses, a $600 thousand decrease in noninterest income and a $282 thousand increase in noninterest expense, partially offset by a $774 thousand decrease in the provision for income taxes.
Interest Income
Q2 2024 vs Q2 2023. Interest income increased $1.6 million, or 13.1%, to $14.0 million for the three months ended June 30, 2024, from $12.4 million for the three months ended June 30, 2023, primarily due to higher average balances of loans and interest-bearing cash, a 21 basis point increase in the average yield on loans, a 68 basis point increase in the average yield on interest-bearing cash, and a 45 basis point increase in the average yield on investments, partially offset by a decline in the average balance of investments.
Interest income on loans increased $769 thousand, or 6.7%, to $12.3 million for the three months ended June 30, 2024, compared to $11.6 million for the three months ended June 30, 2023. The average balance of total loans was $891.9 million for the three months ended June 30, 2024, compared to $866.0 million for the three months ended June 30, 2023. The average yield on total loans was 5.56% for the three months ended June 30, 2024, compared to 5.35% for the three months ended June 30, 2023. The average yield on total loans increased primarily due to variable rate loans adjusting to higher market interest rates and new loan originations at higher interest rates.
Interest income on the investment portfolio increased $5 thousand, or 3.9%, to $133 thousand for the three months ended June 30, 2024, compared to $128 thousand for the three months ended June 30, 2023. The increase was due to a higher average yield, partially offset by a decrease in the average balance. The average balance of investments was $13.9 million for the three months ended June 30, 2024, compared to $15.1 million for the three months ended June 30, 2023, while the average yield on investments increased 45 basis points to 3.84% for the three months ended June 30, 2024, compared to 3.39% for the three months ended June 30, 2023.
Interest income on cash and cash equivalents increased $853 thousand, or 116.4% to $1.6 million for the three months ended June 30, 2024, compared to $733 thousand for the three months ended June 30, 2023. The increase was due to a higher average balance of and yield on cash and cash equivalents. The average yield on cash and cash equivalents increased to 5.28% for the three months ended June 30, 2024, compared to 4.60% for the three months ended June 30, 2023, as a result of the higher interest rate environment. The average balance of cash and cash equivalents was $120.8 million for the three months ended June 30, 2024, compared to $63.9 million for the three months ended June 30, 2023. The increase in the average balance was due to higher average cash balances as deposits increased during the period at a faster pace than we were able to increase loans.
YTD 2024 vs. YTD 2023. Interest income increased $3.2 million, or 13.1%, to $27.8 million for the six months ended June 30, 2024, from $24.6 million for the six months ended June 30, 2023, primarily due to higher average loan balances, and increased yields on loans, investments and cash and cash equivalents of 20 basis point, 36 basis point, and 88 basis point, respectively, partially offset by a lower average balance of investments.
Interest income on loans increased $1.6 million, or 7.1%, to $24.6 million for the six months ended June 30, 2024, compared to $22.9 million for the six months ended June 30, 2023, driven by higher average balance of total loans and a 20 basis points increase in the average yield on loans. The average balance of total loans was $893.6 million for the six months ended June 30, 2024, compared to $866.9 million for the six months ended June 30, 2023. The average yield on total loans was 5.53% for the six months ended June 30, 2024, compared to 5.33% for the six months ended June 30, 2023. The average yield on total loans increased primarily due to variable rate loans adjusting to higher market interest rates and new loan originations at higher interest rates.
Interest Expense
Q2 2024 vs Q2 2023. Interest expense increased $2.9 million, or 79.7%, to $6.6 million for the three months ended June 30, 2024, from $3.7 million for the three months ended June 30, 2023. The increase was primarily the result of a $37.7 million increase in the average balance of certificate accounts and a $138.3 million increase in the average balance of savings and money market accounts, as well as higher average rates paid on all interest-bearing liabilities (excluding subordinated notes), partially offset by a $61.4 million decrease in the average balance of demand and NOW accounts and a $8.1 million decrease in the average balance of FHLB advances. The 126 basis point increase in the rate paid on certificate accounts and the 196 basis point increase in the rate paid on savings and money market accounts contributed to an overall 122 basis point increase in the average cost of total deposits to 2.67% for the quarter ended June 30, 2024, from 1.45% for the quarter ended June 30, 2023.
Interest expense on borrowings, comprised solely of FHLB advances, was $429 thousand for the three months ended June 30, 2024, compared to $547 thousand for the three months ended June 30, 2023, primarily due to a 25 basis point decline in the average cost of FHLB advances to 4.31% for the quarter ended June 30, 2024, compared to 4.56% for the same quarter in 2023. The average cost of FHLB advances declined due to no overnight borrowings utilized in the current quarter as compared to utilization of overnight borrowings in 2023. The average balance of FHLB advances was $40.0 million for the three months ended June 30, 2024, compared to $48.1 million for the three months ended June 30, 2023. Interest expense on subordinated notes was $168 thousand for both the three months ended June 30, 2024 and 2023.
YTD 2024 vs. YTD 2023. Interest expense increased $6.4 million, or 99.2%, to $12.9 million for the six months ended June 30, 2024, from $6.5 million for the six months ended June 30, 2023. Interest expense on deposits increased $6.6 million, or 129.9%, to $11.7 million for the six months ended June 30, 2024, compared to $5.1 million for the six months ended June 30, 2023. The increase was primarily the result of an increase in the average balance of savings and money market accounts and certificate accounts, as well as higher average rates paid on all interest-bearing deposits, partially offset by a decrease in the average balance of demand and now accounts. The average cost of total deposits increased 137 basis points to 2.62% for the six months ended June 30, 2024, from 1.25% for the six months ended June 30, 2023.
Interest expense on borrowings, comprised solely of FHLB advances, was $859 thousand for the six months ended June 30, 2024, compared to $1.0 million for the six months ended June 30, 2023, reflecting the decreased use of FHLB advances to supplement our liquidity needs. The average cost of FHLB advances decreased 21 basis points to 4.32% for the six months ended June 30, 2024, compared to 4.53% for the same period in 2023. The averages cost of FHLB advances declined due to no overnight borrowings utilized in 2024 as compared to utilization of overnight borrowings in 2023. The average balance of FHLB advances was $40.0 million for the six months ended June 30, 2024, compared to $46.5 million for the six months ended June 30, 2023. Interest expense on subordinated notes was $336 thousand for both the six months ended June 30, 2024 and 2023.

Net Interest Income.
Q2 2024 vs Q2 2023. Net interest income decreased $1.3 million, or 14.8%, to $7.4 million for the three months ended June 30, 2024, from $8.7 million for the three months ended June 30, 2023. The decrease in net interest income was primarily the result of increased funding costs, primarily the rates paid on and balances of money market and certificate accounts, partially offset by an increase in the average balance of and yield earned on interest-earning assets. Net interest margin (annualized) was 2.92% and 3.71% for the three months ended June 30, 2024 and June 30, 2023, respectively. The decrease in net interest margin primarily was due to the cost of funding increasing at a faster pace than the yield earning on interest-earning assets, driven by the higher average balance of higher costing money market and certificate accounts.
YTD 2024 vs. YTD 2023. Net interest income decreased $3.2 million, or 17.7%, to $14.9 million for the six months ended June 30, 2024, from $18.1 million for the six months ended June 30, 2023. Net interest margin was 2.94% and 3.86% for the six months ended June 30, 2024 and 2023, respectively. The decrease in net interest income primarily resulted from an increase in the average balances of and rate paid on deposits, offset by higher average balances and yield earned on interest-earning assets and lower average balances and rate paid on borrowings . The decrease in net interest margin primarily was due to average interest rates paid on interest-bearing liabilities increasing at a faster pace than the average yields earned on interest-earning assets.
During 2023, in response to inflation, the Federal Open Market Committee of the Federal Reserve increased the target range for the federal funds rate by 100 basis points to a range of 5.25% to 5.50%, where it remained as of June 30, 2024. There have been no federal funds rate increases subsequent to July 2023.
Provision for Credit Losses.
The following table reflects the components of the provision for (release of) credit losses during the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Release of) Provision for credit losses on loans	$(88)	$(242)	$(194)	$3
(Release of) Provision for credit losses on unfunded loan commitments	(21)	(89)	52	(324)
Release of credit losses	$(109)	$(331)	$(142)	$(321)
During the three months ended June 30, 2024, the release of credit losses on loans resulted primarily from the decrease in our loans held-for-portfolio, as well as lower expected loss estimates in the current quarter, while the release of credit losses on unfunded loan commitments related to overall fewer loan commitments. During the six months ended June 30, 2024, the release of credit losses on loans primarily related to lower reserves on our other consumer loan portfolio and residential loan portfolios due to qualitative adjustments for changes in concentration and market conditions, as well as a smaller loan portfolio, partially offset by an increase in nonaccrual loans and the weighted average life of the portfolio. The provision for credit losses on unfunded loan commitments during the current period related to new originations in our construction and land portfolios as of June 30, 2024. Net charge-offs for the three months ended June 30, 2024 totaled $17 thousand, compared to $73 thousand for three months ended June 30, 2023. Net charge-offs for the six months ended June 30, 2024 totaled $73 thousand, compared to net charge-offs of $145 thousand for the six months ended June 30, 2023.
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

Noninterest Income.  Noninterest income decreased $729 thousand, or 38.6%, to $1.2 million for the three months ended June 30, 2024, as compared to $1.9 million for the three months ended June 30, 2023, as reflected below (dollars in thousands):

	Three Months Ended June 30,		Amount Change	Percent Change
	2024	2023
Service charges and fee income	$761	$670	$91	13.6%
Earnings on BOLI	134	718	(584)	(81.3)
Mortgage servicing income	279	297	(18)	(6.1)
Fair value adjustment on mortgage servicing rights	(116)	96	(212)	(220.8)
Net gain on sale of loans	74	110	(36)	(32.7)
Other income	30	—	30	100.0
Total noninterest income	$1,162	$1,891	$(729)	(38.6)%
The decrease in noninterest income was due to a $584 thousand decrease in earnings on BOLI due to a death benefit received in the second quarter of 2023, a $212 thousand decrease in the fair value adjustment on mortgage servicing rights due to faster prepayment speeds, a $36 thousand decrease in net gain on sale of loans as a result of a lower valuation of servicing rights of newly originated loans and a $18 thousand decrease in mortgage servicing income as a result of the portfolio paying down at a faster speed than new originations, partially offset by a $91 thousand increase in service charges and fee income due to a recovery of potential future lost fee income due to a vendor error and a $30 thousand gain on disposal of assets due to insurance claims on loss of fully depreciated assets. Loans sold during the quarter ended June 30, 2024, totaled $4.0 million, compared to $6.4 million during the quarter ended June 30, 2023.
Noninterest income decreased $600 thousand, or 21.0%, to $2.3 million for the six months ended June 30, 2024, as compared to $2.9 million for the six months ended June 30, 2023, as reflected below (dollars in thousands):

	Six Months Ended June 30,		Amount Change	Percent Change
	2024	2023
Service charges and fee income	$1,373	$1,251	$122	9.8%
Earnings on BOLI	311	868	(557)	(64.2)
Mortgage servicing income	561	596	(35)	(5.9)
Fair value adjustment on mortgage servicing rights	(181)	(44)	(137)	311.4
Net gain on sale of loans	164	187	(23)	(12.3)
Other income	30	—	30	100.0
Total noninterest income	$2,258	$2,858	$(600)	(21.0)%
The decrease in noninterest income during the six months ended June 30, 2024, compared to the same period in 2023 primarily was due to a $557 thousand decrease in earnings on BOLI due to death benefit received in the second quarter of 2023, a $137 thousand downward adjustment in the fair value of mortgage servicing rights due to faster prepayment speeds, a $23 thousand decrease in net gain on sale of loans resulting from lower mortgage activity and a $35 thousand decline in mortgage servicing income for the same reasons discussed above for the three months ended June 30, 2024. These decreases were partially offset by a $122 thousand increase in service charges and fee income and a $30 thousand gain on disposal of assets due to the reasons noted above. Loans sold during the six months ended June 30, 2024, totaled $8.2 million, compared to $10.3 million during the six months ended June 30, 2023.
Noninterest Expense.  Noninterest expense increased $240 thousand, or 3.2%, to $7.7 million during the three months ended June 30, 2024, compared to $7.5 million during the three months ended June 30, 2023, as reflected below (dollars in thousands):

	Three Months Ended June 30,		Amount Change	Percent Change
	2024	2023
Salaries and benefits	$4,658	$4,700	$(42)	(0.9)%
Operations	1,569	1,491	78	5.2%
Regulatory assessments	220	154	66	42.9%
Occupancy	397	435	(38)	(8.7)%
Data processing	910	788	122	15.5%
Net (gain) on OREO and repossessed assets	(17)	(71)	54	(76.1)%
Total noninterest expense	$7,737	$7,497	$240	3.2%

The increase in noninterest expense was primarily due to an increase in data processing expenses of $122 thousand, reflecting software-related costs for new technology being implemented at the Bank and higher processing charges related to a higher volume of transactional activity. Operations expense increased $78 thousand due to higher loan origination costs, higher investor relations expenses and operational losses due to one large check fraud issue in the second quarter of 2024, and charitable contributions due to timing of transactions, partially offset by lower office expenses due to expense management strategies. Regulatory assessments increased $66 thousand due to higher regulatory exam costs paid in the second quarter of 2024 and an increase in regulatory assessments due to the change in the assessment rate in the prior year not being adjusted for until later in 2023. Net gain on OREO and repossessed assets expense decreased $54 thousand due to recoveries of a former OREO property charged off during the second quarter of 2023. These increases were partially offset by a decrease of $42 thousand in salaries and benefits, reflecting lower salaries due to the restructuring of positions at the Bank, lower deferred compensation, lower medical expense, lower stock compensation and higher deferred salaries, partially offset by an increase in incentive compensation as a result of performance incentives and overall Bank performance. Occupancy expenses decreased from the prior quarter primarily due to the release of an accrual for property taxes due to lower than expected payments.
The efficiency ratio for the quarter ended June 30, 2024 was 89.86%, compared to 70.49% for the quarter ended June 30, 2023. The deterioration in the efficiency ratio was primarily due to lower net interest income resulting from a faster increase in interest expense compared to interest income, a decrease in noninterest income, and an increase in noninterest expense.
Noninterest expense increased $282 thousand, or 1.9%, to $15.4 million during the six months ended June 30, 2024, compared to $15.1 million during the six months ended June 30, 2023, as reflected below (dollars in thousands):

	Six Months Ended June 30,		Amount Change	Percent Change
	2024	2023
Salaries and benefits	$9,201	$9,185	$16	0.2%
Operations	3,026	2,933	93	3.2
Regulatory assessments	409	307	102	33.2
Occupancy	841	894	(53)	(5.9)
Data processing	1,928	1,780	148	8.3
Net (gain) loss on OREO and repossessed assets	(11)	13	(24)	(184.6)
Total noninterest expense	$15,394	$15,112	$282	1.9%
Operations expense increased primarily due to increases in various accounts including legal fees, state and local taxes, charitable contributions, marketing costs, consulting fees, loan origination fees and costs related to our deposit products, specifically debit card processing expenses, partially offset by lower office costs. The increases in these accounts primarily relate to annual price increases, as well as consulting fees for projects not able to be capitalized. The decrease in office costs reflects our strategic commitment to reducing expenses as we recognized over $100 thousand of operations expense savings. Regulatory assessments and data processing expenses rose due to the reasons noted above. The net gain on OREO and repossessed assets in the current year relates to the sale of a longtime OREO property for a gain on sale partially offset by expenses related to the foreclosure of one manufactured home loan in the first quarter of 2024. The net loss on OREO and repossessed assets in the prior year relates to the expenses associated with, and the charge-off of, a former OREO property during the first quarter of 2023 which was partially offset by the subsequent sale of that property in the second quarter of 2023. Occupancy expenses decreased for the reason noted above.

Income Tax Expense.  The provision for income taxes was $187 thousand and $350 thousand for the three and six months ended June 30, 2024, compared to $577 thousand and $1.1 million for the three and six months ended June 30, 2023, respectively. The effective tax rates for the three and six months ended June 30, 2024 were 19.04% and 18.29%, respectively. The effective tax rates for the three and six months ended June 30, 2023 were 16.63% and 18.18%, respectively. The effective tax rate for the three months ended June 30, 2024 was higher than the same period in the prior year as a result of the BOLI death benefit received in the second quarter of 2023, which was nontaxable income.

Capital and Liquidity
The Management’s Discussion and Analysis in Item 7 of the Company’s 2023 Form 10-K contains an overview of Sound Financial Bancorp’s and the Bank’s liquidity management, sources of liquidity and cash flows. Although there have been no material changes in our liquidity management, sources of liquidity and cash flows since our 2023 Form 10-K, this discussion updates that disclosure for the six months ended June 30, 2024.
Capital. Stockholders’ equity totaled $101.3 million at June 30, 2024 and $100.7 million at December 31, 2023. In addition to net income of $1.6 million, other sources of capital during the six months ended June 30, 2024 primarily included $33 thousand in proceeds from stock option exercises and $193 thousand related to stock-based compensation. Uses of capital during the six months ended June 30, 2024 primarily included $972 thousand of dividends paid on common stock, $64 thousand in stock repurchases, and $61 thousand of other comprehensive loss, net of tax, primarily resulting from unrealized losses on available for sale securities.
We paid cash dividends of $0.38 per common share during the six months ended June 30, 2024 and $0.36 per common share during the six months ended June 30, 2023, which equates to a dividend payout ratio of 62.15% and 18.50%, respectively. The Company expects to continue paying quarterly cash dividends on its common stock, subject to the Board of Directors' discretion to change this practice at any time and for any reason, without prior notice. Assuming continued payment of the regular quarterly cash dividend during the remainder of 2024 at the rate of $0.19 per share, our average total dividend paid each quarter would be approximately $486 thousand based on the number of outstanding shares as of June 30, 2024.
The dividends, if any, we pay may be limited as more fully discussed under “Business—How We Are Regulated—Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of the Company’s 2023 Form 10-K.
Stock Repurchase Programs. From time to time, our Board of Directors has authorized stock repurchase programs. In general, stock repurchases allow us to proactively manage our capital position and return excess capital to stockholders. Stock repurchases may also offset the dilutive effects of stock compensation awards. As of June 30, 2024, approximately $1.4 million of our common stock remained available for repurchase under our existing stock repurchase program. Purchases under the Company’s existing stock repurchase program may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as well as any constraints specified in any trading plan that may be adopted in accordance with SEC Rule 10b5-1. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The Company’s stock repurchase program does not obligate the Company to purchase any particular number of shares. For additional details on our stock repurchase program, see “Unregistered Sales of Equity Securities and Use of Proceeds” contained in Part II, Item 2 of this Form 10-Q.
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
We continuously monitor our liquidity position and adjust the balance between sources and uses of funds as we deem appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding challenges resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs.
As of June 30, 2024, we had $143.1 million in cash and cash equivalents and available-for-sale investment securities, and $257 thousand in loans held-for-sale. At June 30, 2024, we had the ability to borrow $175.0 million in FHLB advances and access to additional borrowings of $22.5 million through the Federal Reserve's discount window, in each case subject to certain collateral requirements. We had $40.0 million in outstanding advances from the FHLB and none from the Federal Reserve at June 30, 2024. We also had a $20.0 million credit facility with Pacific Coast Banker’s Bank available, with no balance outstanding at June 30, 2024. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible. As of June 30, 2024, management was not aware of any events reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us. For additional details, see “Note 8—Borrowings, FHLB Stock and Subordinated Notes” in the Notes to Condensed Consolidated Financial Statements contained in "Item 1. Financial Statements" of this Form 10-Q.
In the ordinary course of business, we enter into contractual obligations and other commitments to make future payments. Refer to the accompanying Notes to Condensed Consolidated Financial Statements elsewhere in this report for the expected timing of such payments as of June 30, 2024. These include payments related to (i) long-term borrowings (Note 8—Borrowings, FHLB Stock and Subordinated Notes) and (ii) operating leases (Note 11—Leases). See the discussion below for commitments to extend credit and standby letters of credit.
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
At June 30, 2024 and December 31, 2023, financial instrument contract amounts representing credit risk were as follows (in thousands):

	June 30, 2024	December 31, 2023
Residential mortgage commitments	$11,582	$10,465
Unfunded construction commitments	35,148	34,667
Unused lines of credit	26,534	27,245
Irrevocable letters of credit	153	277
Total loan commitments	$73,417	$72,654
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
Sound Financial Bancorp is a holding company and does not conduct operations; its sources of liquidity are generally dividends up-streamed from Sound Community Bank, interest on investment securities, if any, and borrowings from outside sources. Banking regulations may limit the dividends that may be paid to Sound Financial Bancorp by Sound Community Bank. See “Business — How We Are Regulated — Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of the Company’s 2023 Form 10-K. At June 30, 2024 Sound Financial Bancorp, on an unconsolidated basis, had $1.2 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.

See also the “Condensed Consolidated Statements of Cash Flows” included in “Item 1. Financial Statements and Supplementary Data” of this Form 10-Q, for further information.

Regulatory Capital
Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action (“PCA”). Qualifying institutions that elect to use the Community Bank Leverage Ratio, or CBLR, framework, such as the Bank and the Company, that maintain the required minimum leverage ratio will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies’ PCA framework. As of June 30, 2024, the Bank’s and the Company’s CBLRs were 10.58% and 9.51%, respectively, which exceeded the minimum requirement of 9%.
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
Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”), as of June 30, 2024, was carried out under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, and several other members of the Company’s senior management. The Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Company’s principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
(b)Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Not applicable.
(b)Not applicable.
(c)The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended June 30, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
April 1, 2024 - April 30, 2024	683	$39.99	683	$1,466,205
May 1, 2024 - May 31, 2024	650	$39.39	650	1,440,604
June 1, 2024 - June 30, 2024	129	$40.10	129	1,435,431
Total	1,462	$39.73	1,462	$1,435,431
(1)Dollar amount excludes commissions paid.

On January 26, 2024, the Company announced that its Board of Directors approved a new stock repurchase program authorizing the Company to purchase up to $1.5 million of the Company’s issued and outstanding common stock from time to time over a period of 12 months in the open market, based on prevailing market prices, or in privately negotiated transactions. This stock repurchase program expires on January 26, 2025, unless sooner completed.
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

Item 3    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
(a)    Not applicable.
(b)    Not applicable.
(c)    Trading Plans. During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.7+	Summary of Annual Bonus Plan (included as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference (File No. 001-35633))
10.8+	2013 Equity Incentive Plan (included as Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q/A
for the quarter ended September 30, 2013 and incorporated herein by reference (File No. 001-35633))
10.9+	Form of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock
Agreement under the 2013 Equity Incentive Plan (included as Exhibit 10.14 to the Registrant's Quarterly
Report on Form 10-Q/A for the quarter ended September 30, 2013 and incorporated herein by reference (File
No. 001-35633))
10.10+	Amended Form of Adoption Agreement for the Sound Community Bank Nonqualified Deferred Compensation Plan (included as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference (File No. 001-35633))
10.11+	The Sound Community Bank Nonqualified Deferred Compensation Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on March 24, 2017 (File No. 001-35633))
10.12+	Change of Control Agreement dated October 25, 2018, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Heidi Sexton (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on October 26, 2018 (File No. (001-35633))
10.13+	Credit Union of the Pacific Incentive Compensation Achievement Plan, dated January 1, 1994 (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 14, 2019 (File No. (001-35633))
10.14+	Form of Subordinated Note Purchase Agreement, dated September 18, 2020, by and among Sound Financial Bancorp, Inc. and the Purchasers (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on September 21, 2020 (File No. 001-35633)).
10.15+	Change in Control Agreement dated August 25, 2021 by and among Sound Financial Bancorp, Inc., Sound Community Bank and Wes Ochs (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on August 31, 2021 (File No. 001-35633)).
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification
101
The following financial statements from the Sound Financial Bancorp, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of equity (v) condensed consolidated statements of cash flows and (vi) the notes to condensed consolidated financial statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: August 12, 2024	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President/Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wes Ochs
Wes Ochs
Executive Vice President/Chief Strategy Officer and Chief Financial Officer
(Principal Financial Officer)