Form 10-Q
period 2024-09-30
Sound Financial Bancorp, Inc.
filed 2024-11-13
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
As of November 8, 2024, there were 2,564,095 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$148,930	$49,690
Available-for-sale (“AFS”) securities, at fair value (amortized cost of $9,200 and $9,539 as of September 30, 2024 and December 31, 2023, respectively)	8,032	8,287
Held-to-maturity (“HTM”) securities, at amortized cost (fair value of $1,779 and $1,787 at September 30, 2024 and December 31, 2023, respectively)	2,139	2,166
Loans held-for-sale	65	603
Loans held-for-portfolio	901,733	894,478
Allowance for credit losses (“ACL”) on loans	(8,585)	(8,760)
Total loans held-for-portfolio, net	893,148	885,718
Accrued interest receivable	3,705	3,452
Bank-owned life insurance (“BOLI”), net	22,363	21,860
Other real estate owned (“OREO”) and repossessed assets, net	115	575
Mortgage servicing rights (“MSRs”), at fair value	4,665	4,632
Federal Home Loan Bank ("FHLB") stock, at cost	2,405	2,396
Premises and equipment, net	4,807	5,240
Right of use assets	3,779	4,496
Other assets	6,777	6,106
Total assets	$1,100,930	$995,221
LIABILITIES
Deposits
Interest-bearing	$800,480	$699,813
Noninterest-bearing demand	129,717	126,726
Total deposits	930,197	826,539
Borrowings	40,000	40,000
Accrued interest payable	908	817
Lease liabilities	4,079	4,821
Other liabilities	9,711	9,563
Advance payments from borrowers for taxes and insurance	2,047	1,110
Subordinated notes, net	11,749	11,717
Total liabilities	998,691	894,567
COMMITMENTS AND CONTINGENCIES (NOTE 7)	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,564,095 and 2,549,427 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	25	25
Additional paid-in capital	28,296	27,990
Retained earnings	74,840	73,627
Accumulated other comprehensive loss, net of tax	(922)	(988)
Total stockholders’ equity	102,239	100,654
Total liabilities and stockholders’ equity	$1,100,930	$995,221
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
INTEREST INCOME
Loans, including fees	$12,876	$11,505	$37,429	$34,437
Interest and dividends on investments, cash and cash equivalents	1,962	1,181	5,209	2,836
Total interest income	14,838	12,686	42,638	37,273
INTEREST EXPENSE
Deposits	6,363	3,877	18,059	8,966
Borrowings	434	473	1,293	1,520
Subordinated notes	168	168	504	504
Total interest expense	6,965	4,518	19,856	10,990
Net interest income	7,873	8,168	22,782	26,283
PROVISION FOR (RELEASE OF) CREDIT LOSSES	8	75	(134)	(246)
Net interest income after provision for (release of) credit losses	7,865	8,093	22,916	26,529
NONINTEREST INCOME
Service charges and fee income	628	700	2,001	1,951
Earnings on BOLI	186	88	498	957
Mortgage servicing income	280	295	841	891
Fair value adjustment on MSRs	101	(78)	(81)	(123)
Net gain on sale of loans	40	76	205	264
Other income	—	—	30	—
Total noninterest income	1,235	1,081	3,494	3,940
NONINTEREST EXPENSE
Salaries and benefits	4,469	4,148	13,670	13,333
Operations	1,540	1,625	4,566	4,557
Regulatory assessments	189	183	598	490
Occupancy	414	458	1,255	1,352
Data processing	1,067	1,296	2,995	3,077
Net (gain) loss on OREO and repossessed assets	—	—	(10)	13
Total noninterest expense	7,679	7,710	23,074	22,822
Income before provision for income taxes	1,421	1,464	3,336	7,647
Provision for income taxes	267	295	617	1,419
Net income	$1,154	$1,169	$2,719	$6,228

Earnings per common share:
Basic	$0.45	$0.45	$1.06	$2.41
Diluted	$0.45	$0.45	$1.05	$2.39
Weighted-average number of common shares outstanding:
Basic	2,544,233	2,553,773	2,541,331	2,568,899
Diluted	2,569,368	2,571,808	2,561,942	2,588,788
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$1,154	$1,169	$2,719	$6,228
Available for sale securities:
Unrealized gains (losses) arising during the period	161	(307)	84	(278)
Income tax (expense) benefit related to unrealized gains (losses)	(34)	64	(18)	58
Other comprehensive income (loss), net of tax	127	(243)	66	(220)
Comprehensive income	$1,281	$926	$2,785	$6,008

See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss), net of tax	Total Stockholders’ Equity
Balance, at June 30, 2024	2,557,284	$25	$28,198	$74,173	$(1,049)	$101,347
Net income	—	—	—	1,154	—	1,154
Other comprehensive income, net of tax	—	—	—	—	127	127
Share-based compensation	—	—	98	—	—	98
Cash dividends paid on common stock ($0.19 per share)	—	—	—	(487)	—	(487)
Common stock surrendered	(5,053)	—	—	—	—	—
Common stock options exercised	11,864	—	—	—	—	—
Balance, at September 30, 2024	2,564,095	$25	$28,296	$74,840	$(922)	$102,239

Balance, at December 31, 2023	2,549,427	$25	$27,990	$73,627	$(988)	$100,654
Net income	—	—	—	2,719	—	2,719
Other comprehensive income, net of tax	—	—	—	—	66	66
Share-based compensation	—	—	291	—	—	291
Restricted common stock awards issued	8,048	—	—	—	—	—
Cash dividends paid on common stock ($0.57 per share)	—	—	—	(1,459)	—	(1,459)
Common stock repurchased	(1,626)	—	(18)	(47)	—	(65)
Common stock surrendered	(5,053)	—	(218)	—	—	(218)
Common stock options exercised	13,299	—	251	—	—	251
Balance, at September 30, 2024	2,564,095	$25	$28,296	$74,840	$(922)	$102,239

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss), net of tax	Total Stockholders’ Equity
Balance, at June 30, 2023	2,573,223	$25	$28,070	$72,923	$(1,094)	$99,924
Net income	—	—	—	1,169	—	1,169
Other comprehensive loss, net of tax	—	—	—	—	(243)	(243)
Share-based compensation	—	—	88	—	—	88
Cash dividends paid on common stock ($0.19 per share)	—	—	—	(489)	—	(489)
Common stock repurchased	(6,169)	—	(63)	(165)	—	(228)
Common stock options exercised	1,000	—	17	—	—	17
Balance, at September 30, 2023	2,568,054	$25	$28,112	$73,438	$(1,337)	$100,238

Balance, at December 31, 2022	2,583,619	$26	$28,004	$70,792	$(1,117)	$97,705
Impact of adoption of Accounting Standards Update (“ASU”) 2016-13	—	—	—	(1,149)	—	(1,149)
Net income	—	—	—	6,228	—	6,228
Other comprehensive loss, net of tax	—	—	—	—	(220)	(220)
Share-based compensation	—	—	368	—	—	368
Restricted common stock awards issued	8,850	—	—	—	—	—
Cash dividends paid on common stock ($0.55 per share)	—	—	—	(1,425)	—	(1,425)
Common stock repurchased	(37,850)	(1)	(390)	(1,008)	—	(1,399)
Common stock surrendered	(4,750)	—	(190)	—	—	(190)
Restricted common stock forfeited	(425)	—	—	—	—	—
Common stock options exercised	18,610	—	320	—	—	320
Balance, at September 30, 2023	2,568,054	$25	$28,112	$73,438	$(1,337)	$100,238
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,719	$6,228
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net discounts on investments	64	60
Release of provision for credit losses	(134)	(246)
Depreciation and amortization	483	534
Share based compensation	291	368
Fair value adjustment on mortgage servicing rights	81	123
Right of use assets amortization	717	699
Change in lease liabilities	(742)	(712)
Change in cash surrender value of BOLI	(498)	(390)
Net gain on BOLI death benefit	—	(567)
Net change in advances from borrowers for taxes and insurance	937	863
Net gain on disposal of premises and equipment, net	(30)	—
Net gain on sale of loans	(205)	(264)
Proceeds from sale of loans held-for-sale	10,722	14,822
Originations of loans held-for-sale	(10,952)	(15,828)
Net (gain) loss on OREO and repossessed assets	(17)	13
Change in operating assets and liabilities:
Accrued interest receivable	(253)	(332)
Other assets	(643)	(2,276)
Accrued interest payable	91	193
Other liabilities	148	1,476
Net cash provided by operating activities	2,779	4,764
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available-for-sale securities	307	1,920
Proceeds from principal payments of held-to-maturity securities	27	25
Net increase in loans	(6,598)	(9,601)
(Purchase of) proceeds from BOLI	(5)	633
Purchases of premises and equipment, net	(50)	(225)
Proceeds from disposal of premises and equipment, net	30	—
Proceeds from sale of OREO and other repossessed assets	592	71
Net cash used in investing activities	(5,697)	(7,177)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	103,658	52,112
Proceeds from borrowings	—	40,000
Repayment of borrowings	—	(43,000)
FHLB stock purchased	(9)	49
Common stock repurchases	(65)	(1,399)
Purchase of common stock surrendered to pay tax liability	(218)	(190)
Dividends paid on common stock	(1,459)	(1,425)
Proceeds from common stock option exercises	251	320
Net cash provided by financing activities	102,158	46,467
Net change in cash and cash equivalents	99,240	44,054
Cash and cash equivalents, beginning of period	49,690	57,836
Cash and cash equivalents, end of period	$148,930	$101,890
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$407	$2,100
Interest paid on deposits and borrowings	19,765	10,797
Loans transferred from loans held-for-sale to loans held-for-portfolio	859	—
Loans transferred from loans held-for-portfolio to OREO and repossessed assets	115	—
ROU assets obtained in exchange for new operating lease liabilities	—	329
Impact of adoption of ASU 2016-13 on retained earnings	—	(1,149)
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation
The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Sound Financial Bancorp, Inc, and its wholly owned subsidiaries, Sound Community Bank and Sound Community Insurance Agency, Inc.  References in this document to “Sound Financial Bancorp” refer to Sound Financial Bancorp, Inc. and references to the “Bank” refer to Sound Community Bank. References to “we,” “us,” and “our” or the “Company” refer to Sound Financial Bancorp, the Bank and Sound Community Insurance Agency, Inc., collectively, unless the context otherwise requires.
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 21, 2024 (“2023 Form 10-K”). The results for the interim periods are not necessarily indicative of results for a full year or any other future period.
We have not made any changes in our significant accounting policies from those disclosed in the 2023 Form 10-K.

Note 2 – Accounting Pronouncements Recently Issued or Adopted
On March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-04, "Reference Rate Reform" ("Topic 848"). This ASU provides optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update apply to modifications to eligible contracts (e.g., loans, debt securities, derivatives, borrowings) that replace a reference rate affected by reference rate reform (including rates referenced in fallback provisions) and contemporaneous modifications of other contract terms related to the replacement of the reference rate (including contract modifications to add or change fallback provisions). The following optional expedients for applying the requirements of certain Topics or Industry Subtopics in the related Codification are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: 1) Modifications of contracts within the scope of Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; 2) Modifications of contracts within the scope of Topics 840, Leases, and 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate (for example, the incremental borrowing rate) or remeasurements of lease payments that otherwise would be required under those Topics for modifications not accounted for as separate contracts; and 3) Modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic 815-15, Derivatives and Hedging— Embedded Derivatives. ASU 2020-04 has not had, and is not expected to have, a material impact on the Company’s consolidated financial statements.
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
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amended guidance requires incremental reportable segment disclosures, primarily about significant segment expenses. The amendments also require entities with a single reportable segment to provide all disclosures required by these amendments, and all existing segment disclosures. The amendments will be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2023-07 on the footnotes to our consolidated financial statements.

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

Note 3 – Investments
At September 30, 2024, the Company did not own any debt securities classified as trading or any equity investment securities, except for the FHLB securities described in “Note 8 — Borrowings, FHLB Stock and Subordinated Notes.”
The amortized cost and estimated fair value of our AFS securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2024
Municipal bonds	$6,364	$11	$(890)	$5,485
Agency mortgage-backed securities	2,836	14	(303)	2,547
Total	$9,200	$25	$(1,193)	$8,032

December 31, 2023
Municipal bonds	$6,394	$12	$(878)	$5,528
Agency mortgage-backed securities	3,145	7	(393)	2,759
Total	$9,539	$19	$(1,271)	$8,287
The amortized cost and estimated fair value of our HTM securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2024
Municipal bonds	$704	$—	$(178)	$526
Agency mortgage-backed securities	1,435	—	(182)	1,253
Total	$2,139	$—	$(360)	$1,779

December 31, 2023
Municipal bonds	$704	$—	$(164)	$540
Agency mortgage-backed securities	1,462	—	(215)	1,247
Total	$2,166	$—	$(379)	$1,787
The amortized cost and estimated fair value of AFS and HTM securities at September 30, 2024, by contractual maturity, are shown below (in thousands). Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, consisting of agency mortgage-backed securities, are shown separately.

	September 30, 2024
	Available-for-sale		Held-to-maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$455	$455	$—	$—
Due after five years through ten years	1,199	1,210	—	—
Due after ten years	4,710	3,820	704	526
Agency mortgage-backed securities	2,836	2,547	1,435	1,253
Total	$9,200	$8,032	$2,139	$1,779
There were no pledged securities at September 30, 2024 or December 31, 2023.
There were no sales of AFS or HTM securities during the three and nine months ended September 30, 2024 and 2023.
Accrued interest receivable on securities totaled $77 thousand at September 30, 2024 and $49 thousand at December 31, 2023, in the accompanying Condensed Consolidated Balance Sheets. Accrued interest receivable is excluded from the allowance for credit losses.
The following table summarizes the aggregate fair value and gross unrealized loss by length of time of those investments for which an allowance for credit losses has not been recorded that have been in a continuous unrealized loss position at the dates indicated (in thousands):

	September 30, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities
Municipal bonds	$—	$—	$3,820	$(890)	$3,820	$(890)
Agency mortgage-backed securities	46	—	2,128	(303)	2,174	(303)
Total available-for-sale securities	$46	$—	$5,948	$(1,193)	$5,994	$(1,193)
Held-to-maturity securities
Municipal bonds	$—	$—	$526	$(178)	$526	$(178)
Agency mortgage-backed securities	—	—	1,253	(182)	1,253	(182)
Total held-to-maturity securities	$—	$—	$1,779	$(360)	$1,779	$(360)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities
Municipal bonds	$—	$—	$3,862	$(878)	$3,862	$(878)
Agency mortgage-backed securities	48	(1)	2,290	(392)	2,338	(393)
Total	$48	$(1)	$6,152	$(1,270)	$6,200	$(1,271)
Held-to-maturity securities
Municipal bonds	$—	$—	$540	$(164)	$540	$(164)
Agency mortgage-backed securities	—	—	1,247	(215)	1,247	(215)
Total held-to-maturity securities	$—	$—	$1,787	$(379)	$1,787	$(379)
There was no allowance for credit losses on securities at September 30, 2024 or December 31, 2023. At both September 30, 2024 and December 31, 2023, the total securities portfolio consisted of 12 agency mortgage-backed securities and 11 municipal bonds, with a total portfolio fair value of $9.8 million and $10.1 million, respectively. At both September 30, 2024 and December 31, 2023, there was one security in an unrealized loss position for less than 12 months and 16 securities in an unrealized loss position for more than 12 months. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. There was no provision for credit losses recognized for investment securities during the nine months ended September 30, 2024 and 2023, because the declines in fair value were not attributable to credit quality and because we do not intend, and it is not likely that we will be required, to sell these securities before recovery of their amortized cost basis.

Note 4 – Loans

Loans-held-for portfolio (which excludes loans held-for-sale) at the dates indicated were as follows (in thousands):

	September 30, 2024	December 31, 2023
Real estate loans:
One-to-four family	$271,702	$279,448
Home equity	25,199	23,073
Commercial and multifamily	358,587	315,280
Construction and land	85,724	126,758
Total real estate loans	741,212	744,559
Consumer loans:
Manufactured homes	40,371	36,193
Floating homes	86,155	75,108
Other consumer	18,266	19,612
Total consumer loans	144,792	130,913
Commercial business loans	17,481	20,688
Total loans held-for-portfolio	903,485	896,160
Premiums for purchased loans(1)	736	829
Deferred fees, net	(2,488)	(2,511)
Total loans held-for-portfolio, gross	901,733	894,478
Allowance for credit losses — loans	(8,585)	(8,760)
Total loans held-for-portfolio, net	$893,148	$885,718
(1)Includes premiums resulting from purchased loans of $410 thousand related to one-to-four family loans, $252 thousand related to commercial and multifamily loans, and $73 thousand related to commercial business loans as of September 30, 2024. Includes premiums resulting from purchased loans of $465 thousand related to one-to-four family loans, $280 thousand related to commercial and multifamily loans, and $84 thousand related to commercial business loans as of December 31, 2023.
As of September 30, 2024, there were three collateral dependent mortgage loans to consumers, totaling $355 thousand, that were in process of foreclosure. These loans in process of foreclosure all relate to judicial foreclosures for deceased borrowers.
The following table presents a summary of activity in the ACL on loans and unfunded commitments for the periods indicated (in thousands):

	Three Months Ended September 30,
	2024			2023
	ACL - Loans	Reserve for Unfunded Loan Commitments	ACL	ACL - Loans	Reserve for Unfunded Loan Commitments	ACL
Balance at beginning of period	$8,493	$245	$8,738	$8,217	$706	$8,923
Provision for (release of) credit losses during the period	106	(98)	8	224	(149)	75
Net charge-offs during the period	(14)	—	(14)	(3)	—	(3)
Balance at end of period	$8,585	$147	$8,732	$8,438	$557	$8,995

	Nine months ended September 30, 2024
	2024			2023
	ACL - Loans	Reserve for Unfunded Loan Commitments	ACL	ACL - Loans	Reserve for Unfunded Loan Commitments	ACL
Balance at beginning of period	$8,760	$193	$8,953	$7,599	$335	$7,934
Adoption of ASU 2016-13(1)	—	—	—	760	695	1,455
(Release of) provision for credit losses during the period	(88)	(46)	(134)	227	(473)	(246)
Net charge-offs during the period	(87)	—	(87)	(148)	—	(148)
Balance at end of period	$8,585	$147	$8,732	$8,438	$557	$8,995
(1)    Represents the impact of adopting ASU 2016-13, Financial Instruments — Credit Losses on January 1, 2023. Since that date, as a result of adopting ASU 2016-13, our methodology to compute our ACL has been based on a current expected credit loss methodology, rather than the previously applied incurred loss methodology.
Accrued interest receivable on loans receivable totaled $3.4 million at both September 30, 2024 and December 31, 2023, in the accompanying Condensed Consolidated Balance Sheets. Accrued interest receivable is excluded from the ACL.
The ACL is measured using the current expected credit losses (“CECL”) approach for financial instruments measured at amortized cost and for other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable forecasts. We estimate the ACL using relevant information from internal and external sources, related to past events, current conditions, and a reasonable and supportable forecast. The ACL is measured on a collective (segment) basis when similar risk characteristics exist. Historical credit loss experience for both the Company and segment-specific peers provides the basis for the estimate of expected credit losses. Segments are based upon federal call report segmentation. The reserve was applied on a loan-by-loan basis and condensed into the applicable segments reported below. The ACL is determined using quantitative and qualitative analysis. The quantitative analysis utilizes macroeconomic variables to establish a quantitative relationship between economic conditions and loan performance through an economic cycle. Qualitative adjustments include but are not limited to changes in lending policies; changes in nature and volume of the portfolio; change in staff experience level; changes in the volume or trends of classified loans, delinquencies, and nonaccrual loans; concentration risk; value of underlying collateral; competitive, legal, and regulatory factors; changes in the loan review system; and economic conditions. We evaluate our ACL policy and judgments on an ongoing basis and update them as necessary based on changing conditions. See “Note 1—Organization and Significant Accounting Policies” in the Company’s 2023 Form 10-K for further information on the Company’s ACL accounting policy.

The following tables summarize the activity in the ACL - loans for the periods indicated (in thousands):

	Three Months Ended September 30, 2024
	Beginning Allowance	Charge-offs	Recoveries	Provision for (Release of) Credit Losses	Ending Allowance
One-to-four family	$2,798	$—	$—	$14	$2,812
Home equity	199	—	—	15	214
Commercial and multifamily	1,130	—	—	155	1,285
Construction and land	1,072	—	—	(302)	770
Manufactured homes	938	—	—	53	991
Floating homes	1,910	—	—	150	2,060
Other consumer(1)	348	(20)	6	23	357
Commercial business	98	—	—	(2)	96
Total	$8,493	$(20)	$6	$106	$8,585
(1)During the three months ended September 30, 2024, the gross charge-offs related entirely to deposit overdrafts that were charged off.

	Three Months Ended September 30, 2023
	Beginning Allowance	Charge-offs	Recoveries	Provision for (Release of) Credit Losses	Ending Allowance
One-to-four family	$1,997	$—	$—	$8	$2,005
Home equity	194	—	—	12	206
Commercial and multifamily	2,268	—	—	77	2,345
Construction and land	2,498	—	—	123	2,621
Manufactured homes	309	—	—	21	330
Floating homes	586	—	—	19	605
Other consumer(1)	160	(27)	24	(10)	147
Commercial business	205	—	—	(26)	179
Total	$8,217	$(27)	$24	$224	$8,438
(1)During the three months ended September 30, 2023, the gross charge-offs related entirely to deposit overdrafts that were charged off.

	Nine Months Ended September 30, 2024
	Beginning Allowance	Charge-offs	Recoveries	Provision for (Release of) Credit Losses	Ending Allowance
One-to-four family	$2,630	$—	$—	$182	$2,812
Home equity	185	—	—	29	214
Commercial and multifamily	1,070	—	—	215	1,285
Construction and land	1,349	—	—	(579)	770
Manufactured homes(1)	971	(23)	—	43	991
Floating homes	2,022	—	—	38	2,060
Other consumer(2)	426	(80)	16	(5)	357
Commercial business	107	—	—	(11)	96
Total	$8,760	$(103)	$16	$(88)	$8,585
(1)During the nine months ended September 30, 2024, there was one manufactured home loan that was charged off and then subsequently foreclosed upon.
(2)During the nine months ended September 30, 2024, the gross charge-offs related entirely to deposit overdrafts that were charged off.

	Nine Months Ended September 30, 2023
	Beginning Allowance	Impact of Adoption of ASU 2016-13	Charge-offs	Recoveries	Provision for (Release of) Credit Losses	Ending Allowance
One-to-four family	$1,771	$355	$—	$—	$(121)	$2,005
Home equity(1)	132	69	(25)	—	30	206
Commercial and multifamily	2,501	(320)	—	—	164	2,345
Construction and land	1,209	1,359	—	—	53	2,621
Manufactured homes	462	(180)	—	—	48	330
Floating homes	456	166	—	—	(17)	605
Other consumer(2)	324	(163)	(159)	36	109	147
Commercial business	256	(35)	—	—	(42)	179
Unallocated	488	(491)	—	—	3	—
Total	$7,599	$760	$(184)	$36	$227	$8,438
(1)During the nine months ended September 30, 2023, there was one revolving home equity loan that was charged off.
(2)During the nine months ended September 30, 2023, the gross charge-offs related entirely to deposit overdrafts that were charged off.
Credit Quality Indicators. Federal regulations provide for the classification of lower quality loans and other assets (such as OREO and repossessed assets), as well as debt and equity securities, considered as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.
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
When we classify problem assets as either substandard or doubtful, we may determine that these assets should be individually analyzed if they no longer share common risk characteristics with the rest of the portfolio. When we classify problem assets as a loss, we are required to charge off those assets in the period in which they are deemed uncollectible. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC (the Bank’s federal regulator) and the Washington Department of Financial Institutions (the Bank’s state banking regulator), which can order the establishment of additional credit loss allowances. Assets which do not currently expose us to sufficient risk to warrant classification as substandard or doubtful but possess weaknesses are required to be designated as special mention. There were no loans classified as doubtful or loss as of September 30, 2024 and December 31, 2023.
The following tables present the internally assigned grades as of September 30, 2024 and December 31, 2023, by type of loan and origination year (in thousands):

	At September 30, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term
	2024	2023	2022	2021	2020	Prior			Total

One-to-four family:
Pass	$23,702	$22,546	$78,999	$99,405	$14,208	$32,278	$—	$—	$271,138
Substandard	—	—	259	107	—	319	—	—	685
Total one-to-four family	$23,702	$22,546	$79,258	$99,512	$14,208	$32,597	$—	$—	$271,823
Home equity:
Pass	$2,455	$3,131	$2,467	$1,007	$213	$1,357	$13,478	$908	$25,016
Substandard	—	—	—	—	—	58	274	67	399
Total home equity	$2,455	$3,131	$2,467	$1,007	$213	$1,415	$13,752	$975	$25,415
Commercial and multifamily:
Pass	$20,001	$20,846	$94,546	$104,015	$21,826	$84,003	$—	$—	$345,237
Special mention	—	—	—	—	1,299	1,379	—	—	2,678
Substandard	—	—	2,857	—	2,178	4,461	—	—	9,496
Total commercial and multifamily	$20,001	$20,846	$97,403	$104,015	$25,303	$89,843	$—	$—	$357,411
Construction and land:
Pass	$18,267	$23,946	$2,439	$20,814	$599	$1,912	$—	$—	$67,977
Special mention	—	—	16,554	—	—	—	—	—	16,554
Substandard	—	—	70	—	—	701	—	—	771
Total construction and land	$18,267	$23,946	$19,063	$20,814	$599	$2,613	$—	$—	$85,302
Manufactured homes:
Pass	$7,706	$12,486	$7,108	$3,921	$1,957	$6,531	$—	$—	$39,709
Substandard	—	310	62	—	—	149	—	—	521
Total manufactured homes	$7,706	$12,796	$7,170	$3,921	$1,957	$6,680	$—	$—	$40,230
Floating homes:
Pass	$19,743	$6,568	$16,305	$24,064	$6,098	$10,594	$—	$—	$83,372
Substandard	—	—	2,363	—	—	—	—	—	2,363
Total floating homes	$19,743	$6,568	$18,668	$24,064	$6,098	$10,594	$—	$—	$85,735
Other consumer:
Pass	$2,317	$3,543	$656	$3,661	$5,433	$2,114	$527	$—	$18,251
Substandard	5	—	23	1	—	—	—	—	29
Total other consumer	$2,322	$3,543	$679	$3,662	$5,433	$2,114	$527	$—	$18,280
Commercial business:
Pass	$224	$716	$1,847	$3,178	$291	$4,047	$7,171	$—	$17,474
Substandard	40	—	—	—	—	23	—	—	63
Total commercial business	$264	$716	$1,847	$3,178	$291	$4,070	$7,171	$—	$17,537
Total loans
Pass	$94,415	$93,782	$204,367	$260,065	$50,625	$142,836	$21,176	$908	$868,174
Special mention	—	—	16,554	—	1,299	1,379	—	—	19,232
Substandard	45	310	5,634	108	2,178	5,711	274	67	14,327
Total loans	$94,460	$94,092	$226,555	$260,173	$54,102	$149,926	$21,450	$975	$901,733

	At December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term
	2023	2022	2021	2020	2019	Prior			Total
One-to-four family:
Pass	$26,272	$84,467	$110,488	$16,126	$13,029	$28,139	$—	$—	$278,521
Substandard	—	259	119	—	260	553	—	—	1,191
Total one-to-four family	$26,272	$84,726	$110,607	$16,126	$13,289	$28,692	$—	$—	$279,712
Home equity:
Pass	$3,963	$2,783	$1,072	$302	$95	$1,608	$12,982	$2	$22,807
Substandard	—	—	—	—	—	63	445	—	508
Total home equity	$3,963	$2,783	$1,072	$302	$95	$1,671	$13,427	$2	$23,315
Commercial and multifamily:
Pass	$21,144	$75,960	$93,932	$22,731	$29,822	$58,388	$—	$—	$301,977
Special mention	—	—	—	3,365	—	350	—	—	3,715
Substandard	—	1,036	—	1,317	5,134	1,121	—	—	8,608
Total commercial and multifamily	$21,144	$76,996	$93,932	$27,413	$34,956	$59,859	$—	$—	$314,300
Construction and land:
Pass	$32,057	$53,302	$36,285	$967	$601	$2,031	$—	$—	$125,243
Substandard	—	—	—	—	689	44	—	—	733
Total construction and land	$32,057	$53,302	$36,285	$967	$1,290	$2,075	$—	$—	$125,976
Manufactured homes:
Pass	$13,696	$7,958	$4,365	$2,160	$2,075	$5,498	$—	$—	$35,752
Substandard	115	46	—	22	86	64	—	—	333
Total manufactured homes	$13,811	$8,004	$4,365	$2,182	$2,161	$5,562	$—	$—	$36,085
Floating homes:
Pass	$8,779	$21,555	$26,196	$6,471	$1,865	$9,867	$—	$—	$74,733
Total floating homes	$8,779	$21,555	$26,196	$6,471	$1,865	$9,867	$—	$—	$74,733
Other consumer:
Pass	$4,629	$1,845	$3,884	$5,883	$598	$2,237	$539	$—	$19,615
Total other consumer	$4,629	$1,845	$3,884	$5,883	$598	$2,237	$539	—	$19,615
Commercial business:
Pass	$987	$437	$3,564	$400	$227	$5,848	$6,854	$—	$18,317
Substandard	2,128	53	204	—	—	—	40	—	2,425
Total commercial business	$3,115	$490	$3,768	$400	$227	$5,848	$6,894	$—	$20,742
Total loans
Pass	$111,527	$248,307	$279,786	$55,040	$48,312	$113,616	$20,375	$2	$876,965
Special mention	—	—	—	3,365	—	350	—	—	3,715
Substandard	2,243	1,394	323	1,339	6,169	1,845	485	—	13,798
Total loans	$113,770	$249,701	$280,109	$59,744	$54,481	$115,811	$20,860	$2	$894,478

Nonaccrual and Past Due Loans.  Loans are considered past due if the required principal and interest payments were not received as of the dates such payments were due.
The following table presents the amortized cost of nonaccrual loans as of the dates indicated, by type of loan (in thousands):

	September 30, 2024		December 31, 2023
	Total Nonaccrual Loans	Total Nonaccrual Loans with no ACL	Total Nonaccrual Loans	Total Nonaccrual Loans with no ACL
One-to-four family	$745	$745	$1,108	$848
Home equity	338	338	84	84
Commercial and multifamily	4,719	4,719	—	—
Construction and land	25	25	—	—
Manufactured homes	230	208	228	228
Floating homes	2,377	2,377	—	—
Other consumer	32	26	1	—
Commercial business	23	23	2,135	2,135
Total	$8,489	$8,461	$3,556	$3,295
The following tables present the aging of past due loans, based on amortized cost, as of the dates indicated, by type of loan (in thousands):

	September 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$—	$168	$525	$—	$693	$271,130	$271,823
Home equity	—	—	341	—	341	25,074	25,415
Commercial and multifamily	151	—	4,713	—	4,864	352,547	357,411
Construction and land	—	—	—	—	—	85,302	85,302
Manufactured homes	—	445	86	—	531	39,699	40,230
Floating homes	—	—	—	—	—	85,735	85,735
Other consumer	8	43	2	—	53	18,227	18,280
Commercial business	—	23	—	—	23	17,514	17,537
Total	$159	$679	$5,667	$—	$6,504	$895,229	$901,733

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$168	$870	$663	$—	$1,701	$278,011	$279,712
Home equity	345	—	84	—	429	22,893	23,322
Commercial and multifamily	4,116	1,036	—	—	5,151	309,149	314,300
Construction and land	—	—	—	—	—	125,940	125,940
Manufactured homes	295	49	189	—	533	35,552	36,085
Floating homes	—	3,226	—	—	3,226	71,507	74,733
Other consumer	34	31	—	—	65	19,550	19,615
Commercial business	66	—	2,128	—	2,194	18,551	20,745
Total	$5,024	$5,211	$3,064	$—	$13,299	$881,153	$894,452

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
At September 30, 2024, the Company had no commitments to extend additional credit to borrowers owing loan receivables with modified terms.

There were no loans modified within the three and nine months ended September 30, 2024 and 2023.

We have no modified loan receivables that have subsequently defaulted at September 30, 2024 and December 31, 2023.

Troubled debt restructurings (“TDRs”). Prior to the adoption of ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, the Company had granted a variety of concessions to borrowers in the form of loan modifications that were considered TDRs. Loans classified as legacy TDRs totaled $1.5 million and $1.7 million at September 30, 2024 and December 31, 2023, respectively.

Collateral Dependent Loans. Loans that have been classified as collateral dependent are loans where substantially all repayment of the loan is expected to come from the operation of or eventual liquidation of the collateral. Collateral dependent loans are evaluated individually for purposes of determining the ACL, which is determined based on the estimated fair value of the collateral. Estimates for costs to sell are included in the determination of the ACL when liquidation of the collateral is anticipated. In cases where the loan is well secured and the estimated fair value of the collateral exceeds the amortized cost of the loan, no ACL is recorded.

The following tables summarize collateral dependent loans by collateral type as of the dates indicated (in thousands):

	September 30, 2024
	Commercial Real Estate	Residential Real Estate	Land	Other Residential	RVs/Automobiles	Business Assets	Total
Real estate loans:
One- to four- family	$—	$475	$—	$368	$—	$—	$843
Home equity	—	338	—	—	—	—	338
Commercial and multifamily	4,719	—	—	—	—	—	4,719
Construction and land	—	—	25	—	—	—	25
Total real estate loans	4,719	813	25	368	—	—	5,925
Consumer loans:
Manufactured homes	—	—	—	230	—	—	230
Floating homes	—	—	—	2,377	—	—	2,377
Other consumer	—	—	—	—	26	—	26
Total consumer loans	—	—	—	2,607	26	—	2,633
Commercial business loans	—	—	—	—	—	23	23
Total loans	$4,719	$813	$25	$2,975	$26	$23	$8,581

	December 31, 2023
	Commercial Real Estate	Residential Real Estate	Land	Other Residential	RVs/Automobiles	Business Assets	Total
Real estate loans:
One- to four- family	$—	$664	$—	$545	$—	$—	$1,209
Home equity	—	84	—	—	—	—	84
Total real estate loans	—	748	—	545	—	—	1,293
Consumer loans:
Manufactured homes	—	—	—	228	—	—	228
Total consumer loans	—	—	—	228	—	—	228
Commercial business loans	—	—	—	2,135	—	—	2,135
Total loans	$—	$748	$—	$2,908	$—	$—	$3,656

Note 5 – Fair Value Measurements
The Company determines the fair values of its financial instruments based on the requirements established in ASC 820, Fair Value Measurements (“ASC 820”), which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. The Company’s fair values for financial instruments at September 30, 2024 and December 31, 2023 were determined based on these requirements.
The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments:
Cash and cash equivalents - The estimated fair value is equal to the carrying amount.
Available-for-sale securities – AFS securities are recorded at fair value based on quoted market prices, if available (Level 1).  If quoted market prices are not available, management utilizes third-party pricing services or broker quotations from dealers in the specific instruments (Level 2).  Level 2 securities include those traded on an active exchange, as well as U.S. government securities.

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
Loans held-for-portfolio - The estimated fair value of loans held-for-portfolio consists of a credit adjustment, to reflect the estimated adjustment to the carrying value of the loans due to credit-related factors, and a yield adjustment, to reflect the estimated adjustment to the carrying value of the loans due to a differential in yield between the portfolio loan yields and estimated current market rate yields on loans with similar characteristics. The estimated fair values of loans held-for-portfolio reflect exit price assumptions. The liquidity premiums/discounts are part of the valuation for exit pricing.
Mortgage servicing rights –The fair value of MSRs is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds, discount rates, and delinquency rate assumptions as inputs.
Time deposits - The estimated fair value of time deposits is based on the difference between interest rates paid on the Company’s time deposits and current market rates for time deposits with comparable characteristics.
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
A description of the valuation methodologies used for collateral dependent loans, OREO and repossessed assets and off-balance sheet loan commitments is as follows:
Collateral dependent loans - The fair value of collateral dependent loans is based on the current appraised value of the collateral less estimated costs to sell.
OREO and repossessed assets – The fair value of OREO and repossessed assets is based on the current appraised value of the collateral less estimated costs to sell.
Off-balance sheet financial instruments - The fair value of off-balance sheet financial instruments, which consisted entirely of loan commitments at September 30, 2024 and December 31, 2023, is estimated based on fees charged to others to enter into similar agreements, taking into account the remaining terms of the agreements and credit standing of the Company’s clients. The estimated fair value of these commitments was not significant at September 30, 2024 and December 31, 2023.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no transfers between levels during the three and nine months ended September 30, 2024 and 2023.

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether recognized or recorded at fair value or not as of the dates indicated (in thousands):

	September 30, 2024		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$148,930	$148,930	$148,930	$—	$—
Available-for-sale securities	8,032	8,032	—	8,032	—
Held-to-maturity securities	2,139	1,779	—	1,779	—
Loans held-for-sale	65	65	—	65	—
Loans held-for-portfolio, net	893,148	861,275	—	—	861,275
Mortgage servicing rights	4,665	4,665	—	—	4,665
FINANCIAL LIABILITIES:
Time deposits	304,630	305,462	—	305,462	—
Borrowings	40,000	40,000	—	40,000	—
Subordinated notes	11,749	11,959	—	11,959	—

	December 31, 2023		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$49,690	$49,690	$49,690	$—	$—
Available-for-sale securities	8,287	8,287	—	8,287	—
Held-to-maturity securities	2,166	1,787	—	1,787	—
Loans held-for-sale	603	603	—	603	—
Loans held-for-portfolio, net	885,718	837,579	—	—	837,579
Mortgage servicing rights	4,632	4,632	—	—	4,632
FINANCIAL LIABILITIES:
Time deposits	307,962	308,604	—	308,604	—
Borrowings	40,000	40,000	—	40,000	—
Subordinated notes	11,717	9,996	—	9,996	—

The following tables present the balance of assets measured at fair value on a recurring basis as of the dates indicated (in thousands):

	Fair Value at September 30, 2024
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$5,485	$—	$5,485	$—
Agency mortgage-backed securities	2,547	—	2,547	—
Mortgage servicing rights	4,665	—	—	4,665

	Fair Value at December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$5,528	$—	$5,528	$—
Agency mortgage-backed securities	2,759	—	2,759	—
Mortgage servicing rights	4,632	—	—	4,632
The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis as of the dates indicated:

September 30, 2024
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	110%-192% (120%)
		Discount rate	10.7%-14.8% (12.7%)

December 31, 2023
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	109%-208% (129%)
		Discount rate	10.5%-14.5% (12.5%)
Generally, any significant increases in the prepayment speed assumption and discount rate utilized in the fair value measurement of the MSRs will result in a negative fair value adjustment (and decrease in the fair value measurement). Conversely, a significant decrease in the prepayment speed assumption and discount rate will result in a positive fair value adjustment (and increase in the fair value measurement). An increase in the weighted average life assumptions will result in a decrease in the prepayment speed assumption and conversely, a decrease in the weighted average life assumptions will result in an increase in the prepayment speed assumption. As a result of the difficulty in observing certain significant valuation inputs affecting our “Level 3” fair value assets, we are required to make judgments regarding these items’ fair values.
There were no assets or liabilities (excluding MSRs) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2024 and 2023.
MSRs are measured at fair value using significant unobservable inputs (Level 3) on a recurring basis, and a reconciliation of this asset can be found in “Note 6—Mortgage Servicing Rights.

The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at September 30, 2024
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$115	$—	$—	$115
Collateral dependent loans	8,581	—	—	8,581

	Fair Value at December 31, 2023
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$575	$—	$—	$575
Collateral dependent loans	3,656	—	—	3,656
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at both September 30, 2024 and December 31, 2023.

Note 6 – Mortgage Servicing Rights
The unpaid principal balance of the Company’s mortgage servicing rights portfolio totaled $432.0 million at September 30, 2024 compared to $448.9 million at December 31, 2023. Of these total balances, the unpaid principal balance of loans serviced for Federal National Mortgage Association (“Fannie Mae”) at September 30, 2024 and December 31, 2023 were $429.9 million and $446.8 million, respectively. The unpaid principal balance of loans serviced for other financial institutions totaled $2.1 million at September 30, 2024 and $2.2 million at December 31, 2023. Loans serviced for Fannie Mae and others are not included in the Company’s financial statements as they are not assets of the Company.
A summary of the change in the balance of mortgage servicing assets during the periods indicated were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance, at fair value	$4,540	$4,726	$4,632	$4,687
Servicing rights that result from transfers and sale of financial assets	24	33	114	117
Changes in fair value:
Due to changes in model inputs or assumptions and other(1)	101	(78)	(81)	(123)
Ending balance, at fair value	$4,665	$4,681	$4,665	$4,681
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	September 30, 2024	December 31, 2023
Prepayment speed (Public Securities Association “PSA” model)	120%	129%
Weighted-average life	7.6 years	7.7 years
Weighted average discount rate	12.7%	12.5%

The amount of contractually specified servicing, late and ancillary fees earned on mortgage servicing rights are included in mortgage servicing income on the Condensed Consolidated Statements of Income and totaled $280 thousand and $841 thousand for the three and nine months ended September 30, 2024, and $295 thousand and $891 thousand for the three and nine months ended September 30, 2023, respectively.

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

Note 8 – Borrowings, FHLB Stock and Subordinated Notes
FHLB Advances
The following tables present advances from the FHLB as of the dates indicated (dollars in thousands):

	September 30, 2024	December 31, 2023
FHLB advances:
Short-term advances	$15,000	$15,000
Long-term advances	25,000	25,000
Total	$40,000	$40,000

	September 30, 2024	December 31, 2023
Fixed Rate:
Outstanding balance	$40,000	$40,000
Interest rates ranging from	4.06%	4.06%
Interest rates ranging to	4.35%	4.35%
Weighted average interest rate	4.25%	4.25%
Variable rate:
Outstanding balance	$—	$—
Weighted average interest rate	—%	—%
The following table presents the maturity of our FHLB advances (dollars in thousands):

September 30, 2024
Remainder of 2024	$15,000
2025	—
2026	15,000
2027	—
2028	10,000
Thereafter	—
$40,000
FHLB Des Moines Borrowing Capacity
The Company has a loan agreement with the FHLB of Des Moines. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial and multifamily loan portfolio based on the Company’s outstanding borrowing balance. Additionally, the Company had outstanding letters of credit from the FHLB of Des Moines to secure public deposits. The following table presents the Company’s borrowing capacity from the FHLB as of the dates indicated:

	September 30, 2024	December 31, 2023
Amount available to borrow under credit facility(1)	$483,759	$463,541
Advance equivalent of collateral:
One-to-four family mortgage loans	184,256	196,547
Commercial and multifamily mortgage loans	31,565	34,464
Home equity loans	284	348
Notional amount of letters of credit outstanding	8,000	10,000
Remaining FHLB borrowing capacity(2)	$168,105	$181,360
(1)Subject to eligible pledged collateral.
(2)Amount remaining from the advance equivalent of collateral less letters of credit outstanding and FHLB advances.
As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances. At both September 30, 2024 and December 31, 2023, the Company had an investment of $2.4 million in FHLB of Des Moines stock.
Federal Reserve Bank of San Francisco (“FRB SF”) Borrowings
The Company has a borrowing agreement with the FRB SF. The terms of the agreement call for a blanket pledge of a portion of the Company’s consumer and commercial business loans based on the Company’s outstanding borrowing balance. At September 30, 2024 and December 31, 2023, the amount available to borrow under this credit facility was $21.9 million and $18.3 million, respectively, subject to eligible pledged collateral. The Company had no outstanding borrowings under this arrangement at September 30, 2024 and December 31, 2023.
Other Borrowings
The Company has access to an unsecured Fed Funds line of credit from Pacific Coast Banker’s Bank (“PCBB”). The line has a one year term maturing on June 30, 2025 and is renewable annually. As of September 30, 2024, the amount available under this line of credit was $20.0 million. There was no balance on this line of credit as of September 30, 2024 and December 31, 2023.
Subordinated Debt
In September 2020, the Company issued $12.0 million of fixed to floating rate subordinated notes that mature in 2030. The subordinated notes have an initial fixed interest rate of 5.25% to, but excluding, October 1, 2025, payable semi-annually in arrears. From, and including, October 1, 2025, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term Secured Overnight Financing Rate, or SOFR, plus 513 basis points, payable quarterly in arrears. The subordinated notes mature on May 15, 2030, and may be redeemed by the Company, in whole or in part, on October 1, 2025, or on any subsequent interest payment date. Prior to October 1, 2025, the Company may redeem these notes, in whole but not in part, only under certain limited circumstances set forth in the terms of the subordinated notes. The balance of the subordinated notes was $11.7 million as of both September 30, 2024 and December 31, 2023.

Note 9 – Earnings Per Common Share
The following table summarizes the calculation of earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
Net income	$1,154	$1,169	$2,719	$6,228
LESS: Participating dividends - Unvested Restricted Stock Awards (“RSAs”)	(3)	(3)	(10)	(9)
LESS: Income allocated to participating securities - Unvested RSAs	(4)	(4)	(8)	(31)
Net income available to common stockholders - basic	1,146	1,162	2,701	6,188
ADD BACK: Income allocated to participating securities - Unvested RSAs	4	4	8	31
LESS: Income reallocated to participating securities - Unvested RSAs	(4)	(4)	(8)	(30)
Net income available to common stockholders - diluted	$1,146	$1,162	$2,701	$6,189

Weighted average number of shares outstanding, basic	2,544,233	2,553,773	2,541,331	2,568,899
Effect of potentially dilutive common shares	25,135	18,035	20,611	19,889
Weighted average number of shares outstanding, diluted	2,569,368	2,571,808	2,561,942	2,588,788
Earnings per share, basic	$0.45	$0.45	$1.06	$2.41
Earnings per share, diluted	$0.45	$0.45	$1.05	$2.39
There were no anti-dilutive securities at September 30, 2024 and 7,892 anti-dilutive securities at September 30, 2023.

Note 10 – Stock-based Compensation
Stock Options and Restricted Stock
The Company currently has one active stockholder-approved stock-based compensation plan, the Amended and Restated 2013 Equity Incentive Plan (the "2013 Plan"). The 2013 Plan permits the grant of restricted stock, restricted stock units, stock options, and stock appreciation rights. The equity incentive plan approved by stockholders in 2008 (the"2008 Plan" and together with the 2013 plan, the "Plans") expired in November 2018 and no further awards may be made under the 2008 Plan; provided, however, all awards outstanding under the 2008 Plan remain outstanding in accordance with their terms. Under the 2013 Plan, 181,750 shares of common stock were approved for awards for stock options and stock appreciation rights and 116,700 shares of common stock were approved for awards for restricted stock and restricted stock units.
As of September 30, 2024, on an adjusted basis, awards for stock options totaling 301,453 shares and awards for restricted stock totaling 167,114 shares of Company common stock have been granted, net of any forfeitures, to participants in the 2013 Plan and the 2008 Plan. Share-based compensation expense was $98 thousand and $291 thousand for the three and nine months ended September 30, 2024, and $88 thousand and $368 thousand for the three and nine months ended September 30, 2023, respectively.
Stock Option Awards
All stock option awards granted under the 2008 Plan vested in 20 percent annual increments commencing one year from the grant date in accordance with the requirements of the 2008 Plan. The stock option awards granted to date under the 2013 Plan provide for immediate vesting of a portion of the award with the balance of the award vesting on the anniversary dates of the grant date in equal annual installments over a period of one-to-four years, subject to the continued service of the participant with the Company. All of the options granted under the 2008 Plan and the 2013 Plan are generally exercisable for a period of 10 years from the date of grant, subject to vesting.

The following is a summary of the Company’s stock option award activity during the three months ended September 30, 2024 (dollars in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at July 1, 2024	85,512	$33.00	5.29	$855
Granted	—	—
Exercised	(11,864)	18.36
Outstanding at September 30, 2024	73,648	35.36	5.80	1,336
Exercisable	54,167	33.70	4.92	1,073
Expected to vest, assuming a 0% forfeiture rate over the vesting term	73,648	$35.36	5.80	$1,336
The following is a summary of the Company’s stock option award activity during the nine months ended September 30, 2024 (dollars in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2024	80,735	$32.28	5.36	$603
Granted	6,469	39.89
Exercised	(13,299)	18.85
Expired	(257)	36.57
Outstanding at September 30, 2024	73,648	35.36	5.80	1,336
Exercisable	54,167	33.70	4.92	1,073
Expected to vest, assuming a 0% forfeiture rate over the vesting term	73,648	$35.36	5.80	$1,336
As of September 30, 2024, there was $144 thousand of total unrecognized compensation cost related to non-vested stock options granted under the Plans. This cost is expected to be recognized over the remaining weighted-average vesting period of approximately 2.0 years. The total intrinsic value of the shares exercised during the three and nine months ended September 30, 2024 was $294 thousand and $317 thousand, and for the three and nine months ended September 30, 2023 was $20 thousand and $408 thousand, respectively.
The fair value of each option is estimated as of the grant date using the Black-Scholes option-pricing model. The fair values of options granted during the nine months ended September 30, 2024 and 2023 were determined using the following weighted-average assumptions as of the grant date.

	Nine Months Ended September 30,
	2024	2023
Annual dividend yield	1.69%	1.69%
Expected volatility	28.15%	28.15%
Risk-free interest rate	4.06%	3.60%
Expected term	6.00 years	6.00 years
Weighted-average grant date fair value per option granted	$11.64	$11.33
There were no options granted during the three months ended September 30, 2024 and September 30, 2023, respectively .

Restricted Stock Awards
The fair value of the restricted stock awards is equal to the fair value of the Company's common stock at the date of grant. Compensation expense is recognized over the vesting periods of the awards. The restricted stock awards granted under the 2008 Plan vested in 20% annual increments commencing one year from the grant date. The restricted stock awards granted to date under the 2013 Plan provide for immediate vesting of a portion of the award with the balance of the award vesting on the anniversary dates of the grant date in equal annual installments over a period of one-to-four years, subject to the continued service of the participant with the Company.
The following is a summary of the Company’s non-vested restricted stock award activity during the three months ended September 30, 2024:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-Vested at July 1, 2024	17,143	$39.93
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-Vested at September 30, 2024	17,143	$39.93	$52.51
Expected to vest assuming a 0% forfeiture rate over the vesting term	17,143	$39.93	$52.51

The following is a summary of the Company’s non-vested restricted stock award activity during the nine months ended September 30, 2024

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-Vested at January 1, 2024	15,967	$39.20
Granted	8,048	$39.89
Vested	(6,872)	$38.19
Non-Vested at September 30, 2024	17,143	$39.93	$52.51
Expected to vest assuming a 0% forfeiture rate over the vesting term	17,143	$39.93	$52.51
As of September 30, 2024, there was $482 thousand of unrecognized compensation cost related to non-vested restricted stock granted under the Plans. This cost is expected to be recognized over the remaining weighted-average vesting period of approximately 2.0 years. The total fair value of shares that vested during the nine months ended September 30, 2024 and 2023 was $262 thousand and $370 thousand, respectively. The weighted average grant date fair value per share for restricted stock awards granted during the nine months ended September 30, 2024 and 2023 was $39.89 and $40.13, respectively.
Employee Stock Ownership Plan
The fair value of the 169,778 shares held by the Company’s Employee Stock Ownership Plan (the “ESOP”) trust was $9.1 million at September 30, 2024. ESOP compensation expense included in salaries and benefits was $189 thousand and $567 thousand for the three and nine months ended September 30, 2024, and $204 thousand and $612 thousand for the three and nine months ended September 30, 2023.

Note 11 – Leases
We have operating leases for branch locations, a loan production office, our corporate office and in the past, for certain equipment. The term for our leases begins on the date we become legally obligated for the rent payments or we take possession of the building premises, whichever is earlier. Generally, our real estate leases have initial terms of three to ten years and typically include one renewal option. As of September 30, 2024, our leases had remaining terms ranging from five months to 4.8 years. The operating leases require us to pay property taxes and operating expenses for the properties.
The following table presents the lease right-of-use assets and lease liabilities recorded on the Condensed Consolidated Balance Sheets at the dates indicated (in thousands):

	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	$3,779	$4,496
Operating lease liabilities	$4,079	$4,821
The following table presents the components of lease expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense
Office leases	$270	$270	$811	$808
Sublease income	—	(3)	(4)	(9)
Net lease expense	$270	$267	$807	$799
The following table presents the schedule of lease liabilities at the date indicated (in thousands):

September 30, 2024
Remainder of 2024	$994
2025	934
2026	953
2027	917
2028	546
Thereafter	—
Total lease payments	4,344
Less: Present value discount	265
Present value of lease liabilities	$4,079
Lease term and discount rate by lease type consisted of the following at the dates indicated:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term:
Office leases	4.5 years	5.2 years
Weighted-average discount rate (annualized):
Office leases	2.78%	2.77%

Supplemental cash flow information related to leases was as follows for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows
Office leases	$278	$277	$836	$815

Note 12 – Subsequent Events
On October 30, 2024, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.19 per common share, payable on November 26, 2024 to stockholders of record at the close of business on November 12, 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Statements
Certain matters discussed in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit loss experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:

•adverse economic conditions in our market areas and other markets where we have lending relationships;
• effects of employment levels, labor shortages, inflation, a recession, or slowed economic growth;
•changes in the interest rate environment, including increases and decreases in the Board of Governors of the Federal Reserve System (the “Federal Reserve”) benchmark rate and duration of such rates, which could adversely affect our revenues and expenses, the values of our assets and obligations, and the availability and cost of capital and liquidity;
•the impact of inflation and the Federal Reserve’s monetary policy decisions;
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
•our ability to pay dividends on and repurchase our common stock;
•the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets;
•disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on those of our third-party vendors;
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
Sound Community Bank’s deposits are insured up to applicable limits by the FDIC. At September 30, 2024, Sound Financial Bancorp, on a consolidated basis, had assets of $1.10 billion, net loans held-for-portfolio of $893.1 million, deposits of $930.2 million and stockholders’ equity of $102.2 million. The common stock of Sound Financial Bancorp is listed on the NASDAQ Capital Market under the symbol “SFBC.”  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121.
Our principal business consists of attracting retail and commercial deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one-to-four family residences (including home equity loans and lines of credit), commercial and multifamily real estate, construction and land, and consumer and commercial business loans. Our commercial business loans include unsecured lines of credit and secured term loans and lines of credit secured by inventory, equipment and accounts receivable. We also offer a variety of secured and unsecured consumer loan products, including manufactured home loans, floating home loans, automobile loans, boat loans and recreational vehicle loans. As part of our business, we focus on residential mortgage loan originations, a portion of which we sell to Fannie Mae and other investors and the remainder of which we retain for our loan portfolio consistent with our asset/liability objectives. We sell loans which conform to the underwriting standards of Fannie Mae (“conforming”) in which we retain the servicing of the loan in order to maintain the direct customer relationship and to generate noninterest income. Residential loans which do not conform to the underwriting standards of Fannie Mae (“non-conforming”) are either held in our loan portfolio or sold with servicing released. We originate and retain a significant amount of commercial real estate loans, including those secured by owner-occupied and nonowner-occupied commercial real estate, multifamily properties and mobile home parks, and construction and land development loans.
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

Comparison of Financial Condition at September 30, 2024 and December 31, 2023
General.   Total assets increased $105.7 million, or 10.6%, to $1.10 billion at September 30, 2024 from $995.2 million at December 31, 2023. The increase primarily was a result of an increase in cash and cash equivalents and loans held-for-portfolio.
Cash and Securities, and Investment Securities.  Cash and cash equivalents increased $99.2 million, or 199.7%, to $148.9 million at September 30, 2024 from $49.7 million at December 31, 2023. The increase was primarily due to the strategic decision to sell reciprocal deposits at the end of 2023, which reduced our cash balances. These reciprocal deposits returned to our balance sheet in the first quarter of 2024, which included deposits that had been generated during the fourth quarter of 2023 and subsequently sold. In addition, balances of cash and cash equivalents increased as a result of higher overall deposit balances.
Investment securities decreased $282 thousand, or 2.7%, to $10.2 million at September 30, 2024, compared to $10.5 million at December 31, 2023. Held-to-maturity securities totaled $2.1 million at September 30, 2024, compared to $2.2 million at December 31, 2023. Available-for-sale securities totaled $8.0 million at September 30, 2024, compared to $8.3 million at December 31, 2023. The decrease in available-for-sale securities was primarily due to regularly scheduled payments, partially offset by lower net unrealized losses resulting from an increase in yields on our agency mortgage backed securities during 2024.
Loans.  Loans held-for-portfolio, net, increased $7.4 million, or 0.8%, to $893.1 million at September 30, 2024 from $885.7 million at December 31, 2023.
The following table reflects the changes in the mix of our loan portfolio at September 30, 2024, as compared to December 31, 2023 (dollars in thousands):

	September 30, 2024	December 31, 2023	Amount Change	Percent Change
One-to-four family	$271,702	$279,448	$(7,746)	(2.8)%
Home equity	25,199	23,073	2,126	9.2
Commercial and multifamily	358,587	315,280	43,307	13.7
Construction and land	85,724	126,758	(41,034)	(32.4)
Manufactured homes	40,371	36,193	4,178	11.5
Floating homes	86,155	75,108	11,047	14.7
Other consumer	18,266	19,612	(1,346)	(6.9)
Commercial business	17,481	20,688	(3,207)	(15.5)
Premiums for purchased loans	736	829	(93)	(11.2)
Deferred loan fees	(2,488)	(2,511)	23	(0.9)
Total loans held-for-portfolio, gross	901,733	894,478	7,255	0.8
Allowance for credit losses — loans	(8,585)	(8,760)	175	(2.0)
Total loans held-for-portfolio, net	$893,148	$885,718	$7,430	0.8%

As noted in the table above, increases in the loan portfolio were driven primarily by increases in commercial and multifamily loans, floating home loans, home equity loans, and manufactured home loans. The increase in commercial and multifamily loans was primarily due to the conversion of construction projects to permanent financing, while the increase in floating home loans was due to the funding of a large portfolio of individual loans that had been delayed in our pipeline. The increase in home equity loans was primarily driven by homeowners utilizing the equity in their homes. The increase in manufactured home loans was primarily the result of affordability of these homes in the current market and internal efficiencies in how we process these loans. These increases were partially offset by decreases in construction and land loans, which were primarily due to project completions and reduced demand caused by higher interest rates, which limited new financing opportunities, and decreases in one-to-four-family loans, which was primarily due to one low yielding jumbo mortgage loan that the borrower paid off early and normal loan payments exceeding loan originations. In addition, other consumer and commercial business loans decreased because of payoffs and paydowns, including the payoff of a $2.1 million commercial business loan that was previously on nonaccrual.

At September 30, 2024, our loan portfolio, net of deferred loan fees, remained well-diversified. At that date, commercial and multifamily real estate loans accounted for 39.7% of total loans, one-to-four family loans, including home equity loans, accounted for 32.9% of total loans, commercial business loans accounted for 1.9% of total loans, and consumer loans, consisting of manufactured homes, floating homes, and other consumer loans, accounted for 16.0% of total loans. Construction and land loans accounted for 9.5% of total loans at September 30, 2024.
Loans held-for-sale totaled $65 thousand at September 30, 2024, compared to $603 thousand at December 31, 2023. The decrease was primarily due to timing of mortgage originations and sales.

Allowance for Credit Losses.

The following table reflects the activity in our allowance for credit losses (“ACL”) during the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
ACL — Loans:
Balance at beginning of period	$8,493	$8,217	$8,760	$7,599
Impact of Adoption of ASU 2016-13	—	—	—	760
Charge-offs	(20)	(27)	(103)	(184)
Recoveries	6	24	16	36
Net charge-offs	(14)	(3)	(87)	(148)
(Release of) provision for credit losses	106	224	(88)	227
Balance at end of period	$8,585	$8,438	$8,585	$8,438
Reserve for Unfunded Commitments:
Balance at beginning of period	245	706	193	335
Impact of Adoption of ASU 2016-13	—	—	—	695
(Release of) provision for credit losses	(98)	(149)	(46)	(473)
Balance at end of period	147	557	147	557
ACL	$8,732	$8,995	$8,732	$8,995
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.01)%	—%	(0.01)%	(0.02)%
Our ACL — loans decreased $175 thousand, or 2.0%, to $8.6 million at September 30, 2024, from $8.8 million at December 31, 2023. The decrease in the ACL - loans from December 31, 2023 to September 30, 2024 was primarily a result of lower reserves on our other consumer loan portfolio and residential loan portfolios due to qualitative adjustments for changes in concentration and market conditions, partially offset by an increase in the ACL- loans due to portfolio growth, an increase in nonaccrual loans and an increase in the weighted average life of the portfolio. See “Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023 — Provision for Credit Losses.”

The following tables show certain credit ratios at and for the dates and periods indicated and the components of each ratio's calculation (dollars in thousands).

	At September 30, 2024	At December 31, 2023
ACL - loans as a percentage of total loans outstanding	0.95%	0.98%
ACL — loans	$8,585	$8,760
Total loans outstanding	$903,485	$896,160

Nonaccrual loans as a percentage of total loans outstanding	0.94%	0.40%
Total nonaccrual loans	$8,489	$3,556
Total loans outstanding	$903,485	$896,160

ACL - loans as a percentage of nonaccrual loans	101.13%	246.34%
ACL — loans	$8,585	$8,760
Total nonaccrual loans	$8,489	$3,556

ACL as a percentage of total loans outstanding	0.97%	1.00%
ACL	$8,732	$8,953
Total loans outstanding	$903,485	$896,160

ACL as a percentage of nonaccrual loans	102.86%	251.77%
ACL	$8,732	$8,953
Total nonaccrual loans	$8,489	$3,556

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands)
Net recoveries (charge-offs) during period to average loans outstanding:
One-to-four family:	—%	—%	—%	—%
Net (charge-offs)/recoveries	$—	$—	$—	$—
Average loans outstanding	$273,113	$275,850	$275,054	$274,731

Home equity:	—%	—%	—%	(0.17)%
Net (charge-offs)/recoveries	$—	$—	$—	$(25)
Average loans outstanding	$25,762	$20,501	$24,838	$19,938

Commercial and multifamily real estate:	—%	—%	—%	—%
Net (charge-offs)/recoveries	$—	$—	$—	$—
Average loans outstanding	$343,282	$300,234	$328,361	$305,543

Construction and land:	—%	—%	—%	—%
Net (charge-offs)/recoveries	$—	$—	—	—
Average loans outstanding	$97,296	$118,827	$109,884	$120,363

Manufactured homes:	—%	—%	(0.08)%	—%
Net (charge-offs)/recoveries	$—	$—	$(23)	$—
Average loans outstanding	$39,582	$32,918	$38,277	$29,971

Floating homes:	—%	—%	—%	—%
Net (charge-offs)/recoveries	$—	$—	$—	$—
Average loans outstanding	$84,766	$72,710	$82,177	$73,328

Other consumer:	(0.30)%	(0.07)%	(0.46)%	(0.93)%
Net (charge-offs)	$(14)	$(3)	$(64)	$(123)
Average loans outstanding	$18,331	$18,110	$18,614	$17,660

Commercial business:	—%	—%	—%	—%
Net (charge-offs)/recoveries	$—	$—	$—	$—
Average loans outstanding	$18,024	$23,294	$19,210	$23,892

Total loans:	(0.01)%	—%	(0.01)%	(0.02)%
Net (charge-offs)	$(14)	$(3)	$(87)	$(148)
Average loans outstanding	$900,156	$862,444	$896,415	$865,426
Nonperforming Assets.
Nonperforming assets (“NPAs”), which are comprised of nonperforming loans (nonaccrual loans and nonperforming modified loans), other real estate owned (“OREO”) and repossessed assets, increased $4.5 million, or 108.3%, to $8.6 million, or 0.78% of total assets, at September 30, 2024 from $4.1 million, or 0.42% of total assets, at December 31, 2023.
The table below sets forth the amounts and categories of NPAs at the dates indicated (dollars in thousands):

	Nonperforming Assets
	September 30, 2024	December 31, 2023	Amount Change	Percent Change
Total nonperforming loans	$8,489	$3,556	$4,933	138.7
OREO and repossessed assets	115	575	(460)	(80.0)
Total nonperforming assets	$8,604	$4,131	$4,473	108.3%

The increase in NPAs primarily was due to the addition of $9.0 million of loans to nonaccrual status, which included a $3.7 million matured commercial real estate loan in process of securing financing from another lender, $3.2 million for two floating homes loans to a single borrower, and a $1.0 million commercial real estate loan, all of which are well secured, and one manufactured home loan of $115 thousand that was repossessed in the first quarter of 2024. These increases in NPAs were partially offset by the payoff of a $2.1 million commercial business loan, the payoff of one floating home loan of $722 thousand that was new in the first quarter of 2024 (included above in additions), the return of five loans to accrual status, and normal payment amortization. Subsequent to September 30, 2024, the repossessed manufactured home noted above was sold for a small gain on sale. The percentage of nonperforming loans to total loans was 0.94% at September 30, 2024, compared to 0.40% at December 31, 2023.
Mortgage Servicing Rights.  The fair value of mortgage servicing rights increased $33 thousand or 0.7%, to $4.7 million at September 30, 2024 from $4.6 million at December 31, 2023. We record mortgage servicing rights on loans sold with servicing retained and upon acquisition of a servicing portfolio. Mortgage servicing rights are carried at fair value. If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.
Deposits and Borrowings. Total deposits increased $103.7 million, or 12.5%, to $930.2 million at September 30, 2024 from $826.5 million at December 31, 2023. The increase was largely a result of the strategic movement of reciprocal deposits off balance sheet at year-end, which then returned in the first quarter of 2024. Additionally, there was an increase in money market accounts, which was partially offset by decreases in public funds accounts, interest-bearing demand accounts, and savings accounts. The shift occurred as interest rate sensitive clients moved a portion of their non-operating deposit balances from lower costing deposits, including noninterest-bearing deposits, into higher costing money market accounts. Noninterest-bearing deposits increased $3.0 million, or 2.4%, to $129.7 million at September 30, 2024, compared to $126.7 million at December 31, 2023. Noninterest-bearing deposits represented 13.9% of total deposits at September 30, 2024, compared to 15.3% at December 31, 2023.
A summary of deposit accounts with the corresponding weighted-average cost of funds at the dates indicated is presented below (dollars in thousands):

	September 30, 2024		December 31, 2023
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$125,408	—%	$124,134	—%
Interest-bearing demand	148,740	0.34	168,346	0.75
Savings	61,455	0.10	69,461	0.07
Money market	285,655	3.67	154,044	1.39
Time deposits	304,630	4.61	307,962	3.45
Escrow (1)	4,309	—	2,592	—
Total deposits	$930,197	2.65%	$826,539	1.64%
(1) Escrow balances shown in noninterest-bearing deposits on the Condensed Consolidated Balance Sheets.
Scheduled maturities of time deposits at September 30, 2024, are as follows (in thousands):

Year Ending December 31,	Amount
2024	$67,248
2025	222,627
2026	11,997
2027	1,277
2028	1,098
Thereafter	383
$304,630
Savings, demand, and money market accounts have no contractual maturity. Certificates of deposit have maturities of five years or less.
The aggregate amount of time deposits in denominations of more than $250,000 at September 30, 2024 and December 31, 2023, totaled $88.1 million and $88.3 million, respectively. Deposit amounts in excess of $250,000 are not federally insured. As of September 30, 2024, uninsured deposits totaled $148.1 million, which represented 15.9% of total deposits, as compared to uninsured deposits of $140.1 million, or 17.0% of total deposits as of December 31, 2023. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. The increase in uninsured deposits primarily related to jumbo tier pricing offered on some of our deposit products, as well as normal fluctuation within deposit accounts.
Borrowings, comprised of FHLB advances, were $40.0 million at both September 30, 2024 and December 31, 2023. FHLB advances are primarily used to support organic loan growth and to maintain liquidity ratios in line with our asset/liability objectives. FHLB advances outstanding at September 30, 2024 had maturities ranging from late 2024 through early 2028. Subordinated notes, net totaled $11.7 million at both September 30, 2024 and December 31, 2023.
Stockholders’ Equity.   Total stockholders’ equity increased $1.6 million, or 1.6%, to $102.2 million at September 30, 2024, from $100.7 million at December 31, 2023. This increase primarily reflects $2.7 million of net income earned during the nine months ended September 30, 2024 and $251 thousand in proceeds from exercises of stock options, partially offset by the cash payment of $1.5 million in dividends to the Company’s stockholders.

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

	Three Months Ended September 30,
	2024			2023
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$898,570	$12,876	5.70%	$862,397	$11,505	5.29%
Investments	13,806	132	3.80	14,793	139	3.73
Cash and cash equivalents	138,240	1,830	5.27	81,616	1,042	5.07
Total interest-earning assets (1)	1,050,616	14,838	5.62	958,806	12,686	5.25
Interest-bearing liabilities:
Savings and money market accounts	340,281	2,688	3.14	192,214	720	1.49
Demand and NOW accounts	148,252	151	0.41	194,561	173	0.35
Certificate accounts	303,632	3,524	4.62	293,820	2,984	4.03
Subordinated notes	11,745	168	5.69	11,703	168	5.70
Borrowings	40,000	434	4.32	42,815	473	4.38
Total interest-bearing liabilities	843,910	6,965	3.28%	735,113	4,518	2.44%
Net interest income		$7,873			$8,168
Net interest rate spread			2.34%			2.81%
Net earning assets	$206,706			$223,693
Net interest margin			2.98%			3.38%
Average interest-earning assets to average interest-bearing liabilities		124.49%			130.43%
Noninterest-bearing deposits	$132,762			$151,298
Total deposits	$924,927	$6,363	2.74%	$831,893	$3,877	1.85%
Total funding(2)	$976,672	$6,965	2.84%	$886,411	$4,518	2.02%
(1) Calculated net of deferred loan fees, loan discounts and loans in process.
(2) Total funding is the sum of average interest-bearing liabilities and average noninterest-bearing deposits. The cost of total funding is calculated as annualized total interest expense divided by average total funding.

	Nine Months Ended September 30,
	2024			2023
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$895,300	$37,429	5.58%	$865,357	$34,437	5.32%
Investments	12,607	377	3.99	13,962	389	3.73
Cash and cash equivalents	122,194	4,832	5.28	70,094	2,447	4.67
Total interest-earning assets (1)	1,030,101	42,638	5.53	949,413	37,273	5.25
Interest-bearing liabilities:
Savings and money market accounts	308,845	6,669	2.88	173,319	1,197	0.92
Demand and NOW accounts	153,897	440	0.38	216,753	587	0.36
Certificate accounts	312,176	10,950	4.69	273,564	7,182	3.51
Subordinated notes	11,735	504	5.74	11,693	504	5.76
Borrowings	40,000	1,293	4.32	45,280	1,520	4.49
Total interest-bearing liabilities	826,653	19,856	3.21%	720,609	10,990	2.04%
Net interest income		$22,782			$26,283
Net interest rate spread			2.32%			3.21%
Net earning assets	$203,448			$228,804
Net interest margin			2.95%			3.70%
Average interest-earning assets to average interest-bearing liabilities		124.61%			131.75%
Noninterest-bearing deposits	$131,365			$161,051
Total deposits	$906,283	$18,059	2.66%	$824,687	$8,966	1.45%
Total funding(2)	$958,018	$19,856	2.77%	$881,660	$10,990	1.67%
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

	Three Months Ended September 30, 2024 vs. 2023			Nine Months Ended September 30, 2024 vs. 2023
	Increase (Decrease) due to		Total Increase (Decrease)	Increase (Decrease) due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans receivable	$518	$853	$1,371	$1,252	$1,740	$2,992
Investments	(9)	2	(7)	(41)	29	(12)
Cash and cash equivalents	750	38	788	2,060	325	2,385
Total interest-earning assets	1,259	893	2,152	3,271	2,094	5,365
Interest-bearing liabilities:
Savings and Money Market accounts	1,170	798	1,968	2,926	2,546	5,472
Demand and NOW accounts	(47)	25	(22)	(180)	33	(147)
Certificate accounts	114	426	540	1,354	2,414	3,768
Subordinated notes	1	(1)	—	2	(2)	—
Borrowings	(31)	(8)	(39)	(171)	(56)	(227)
Total interest-bearing liabilities	$1,207	$1,240	$2,447	$3,931	$4,935	$8,866
Change in net interest income			$(295)			$(3,501)

Comparison of Results of Operation for the Three and Nine Months Ended September 30, 2024 and 2023

General.
Q3 2024 vs Q3 2023. Net income decreased $15 thousand, or 1.3%, to $1.2 million, or $0.45 per diluted common share, for the three months ended September 30, 2024, from the three months ended September 30, 2023. The decrease was the result of a $295 thousand decrease in net interest income, offset by a $154 thousand increase in noninterest income, a $31 thousand decrease in noninterest expense, a $67 thousand decrease in the release of credit losses, and a $28 thousand decrease in the provision for income taxes.
YTD 2024 vs. YTD 2023. Net income decreased $3.5 million, or 56.3%, to $2.7 million, or $1.05 per diluted common share, for the nine months ended September 30, 2024, compared to $6.2 million, or $2.39 per diluted common share, for the nine months ended September 30, 2023. The decrease was primarily a result of a $3.5 million decrease in net interest income, a $112 thousand decrease in the release of credit losses, a $446 thousand decrease in noninterest income and a $252 thousand increase in noninterest expense, partially offset by a $802 thousand decrease in the provision for income taxes.
Interest Income
Q3 2024 vs Q3 2023. Interest income increased $2.2 million, or 17.0%, to $14.8 million for the three months ended September 30, 2024, from $12.7 million for the three months ended September 30, 2023, primarily due to higher average balances of loans and interest-bearing cash, a 41 basis point increase in the average yield on loans, a 20 basis point increase in the average yield on interest-bearing cash, and an eight basis point increase in the average yield on investments, partially offset by a decline in the average balance of investments.
Interest income on loans increased $1.4 million, or 11.9%, to $12.9 million for the three months ended September 30, 2024, from $11.5 million for the three months ended September 30, 2023. The average balance of total loans was $898.6 million for the three months ended September 30, 2024, compared to $862.4 million for the three months ended September 30, 2023. The average yield on total loans was 5.70% for the three months ended September 30, 2024, compared to 5.29% for the three months ended September 30, 2023. The increase in the average balance resulted primarily from growth in commercial and multifamily loans and floating home loans. The average yield on total loans increased primarily due to variable rate loans resetting to higher market interest rates and new loan originations at higher interest rates.
Interest income on the investment portfolio decreased $7 thousand, or 5.0%, to $132 thousand for the three months ended September 30, 2024, compared to $139 thousand for the three months ended September 30, 2023. The decrease was due to a decrease in the average balance, partially offset by a higher average yield. The average balance of investments was $13.8 million for the three months ended September 30, 2024, compared to $14.8 million for the three months ended September 30, 2023, while the average yield on investments increased seven basis points to 3.80% for the three months ended September 30, 2024, compared to 3.73% for the three months ended September 30, 2023.

Interest income on cash and cash equivalents increased $788 thousand, or 75.6% to $1.8 million for the three months ended September 30, 2024, compared to $1.0 million for the three months ended September 30, 2023. The increase was due to a higher average balance of and yield on cash and cash equivalents. The average yield on cash and cash equivalents increased to 5.27% for the three months ended September 30, 2024, compared to 5.07% for the three months ended September 30, 2023, as a result of the higher interest rate environment. The average balance of cash and cash equivalents was $138.2 million for the three months ended September 30, 2024, compared to $81.6 million for the three months ended September 30, 2023. The increase in the average balance was due to higher average cash balances, as deposits increased during the period at a faster pace than we were able to increase loans.
YTD 2024 vs. YTD 2023. Interest income increased $5.4 million, or 14.4%, to $42.6 million for the nine months ended September 30, 2024, from $37.3 million for the nine months ended September 30, 2023, primarily due to a higher average balances of loans and interest-bearing cash, and increases in average yields on loans, investments and cash and cash equivalents of 26 basis points, 26 basis points, and 61 basis points, respectively, partially offset by a lower average balance of investments.
Interest income on loans increased $3.0 million, or 8.7%, to $37.4 million for the nine months ended September 30, 2024, compared to $34.4 million for the nine months ended September 30, 2023, driven by a higher average balance of total loans and a 26 basis point increase in the average yield on loans. The average balance of total loans was $895.3 million for the nine months ended September 30, 2024, compared to $865.4 million for the nine months ended September 30, 2023. The average yield on total loans was 5.58% for the nine months ended September 30, 2024, compared to 5.32% for the nine months ended September 30, 2023. The average yield on total loans increased primarily due to variable rate loans adjusting to higher market interest rates and new loan originations at higher interest rates.
Interest income on cash and cash equivalents increased $2.4 million, or 130.19% to $4.8 million for the nine months ended September 30, 2024, compared to $2.4 million for the nine months ended September 30, 2023. The increase was due to a higher average balance of and yield on cash and cash equivalents. The average yield on cash and cash equivalents increased to 5.28% for the nine months ended September 30, 2024, compared to 4.67% for the nine months ended September 30, 2023, as a result of the higher interest rate environment. During September 2024 and November 2024, the Federal Reserve lowered the federal funds rate by 50 basis points and 25 basis points, respectively, which is expected to decrease the average yield on cash and cash equivalents in future periods. The average balance of cash and cash equivalents was $122.2 million for the nine months ended September 30, 2024, compared to $70.1 million for the nine months ended September 30, 2023. The increase in the average balance was due to higher average cash balances, as deposits increased during the period at a faster pace than we were able to increase loans.
Interest Expense
Q3 2024 vs Q3 2023. Interest expense increased $2.4 million, or 54.2%, to $7.0 million for the three months ended September 30, 2024, from $4.5 million for the three months ended September 30, 2023. The increase was primarily the result of a $9.8 million increase in the average balance of certificate accounts and a $148.1 million increase in the average balance of savings and money market accounts, as well as higher average rates paid on all interest-bearing deposits, partially offset by a $46.3 million decrease in the average balance of demand and NOW accounts and a $2.8 million decrease in the average balance of FHLB advances. The 59 basis point increase in the rate paid on certificate accounts and the 165 basis point increase in the rate paid on savings and money market accounts contributed to an overall 89 basis point increase in the average cost of total deposits to 2.74% for the quarter ended September 30, 2024, from 1.85% for the quarter ended September 30, 2023.
Interest expense on borrowings, comprised solely of FHLB advances, was $434 thousand for the three months ended September 30, 2024, compared to $473 thousand for the three months ended September 30, 2023, primarily due to a six basis point decline in the average cost of FHLB advances to 4.32% for the quarter ended September 30, 2024, compared to 4.38% for the same quarter in 2023. The average cost of FHLB advances declined due to no overnight borrowings being utilized in the current quarter as compared to utilization of overnight borrowings in the same quarter of 2023. The average balance of FHLB advances was $40.0 million for the three months ended September 30, 2024, compared to $42.8 million for the three months ended September 30, 2023. Interest expense on subordinated notes was $168 thousand for both the three months ended September 30, 2024 and the three months ended September 30, 2023.
YTD 2024 vs. YTD 2023. Interest expense increased $8.9 million, or 80.7%, to $19.9 million for the nine months ended September 30, 2024, from $11.0 million for the nine months ended September 30, 2023. Interest expense on deposits increased $9.1 million, or 101.4%, to $18.1 million for the nine months ended September 30, 2024, compared to $9.0 million for the nine months ended September 30, 2023. The increase was primarily the result of an increase in the average balance of savings and money market accounts and certificate accounts, as well as higher average rates paid on these accounts, partially offset by a decrease in the average balance of demand and NOW accounts. The average cost of total deposits increased 121 basis points to 2.66% for the nine months ended September 30, 2024, from 1.45% for the nine months ended September 30, 2023.
Interest expense on borrowings, comprised solely of FHLB advances, was $1.3 million for the nine months ended September 30, 2024, compared to $1.5 million for the nine months ended September 30, 2023, reflecting the decreased use of

FHLB advances to supplement our liquidity needs. The average cost of FHLB advances decreased 17 basis points to 4.32% for the nine months ended September 30, 2024, compared to 4.49% for the same period in 2023. The average cost of FHLB advances declined due to no overnight borrowings being utilized in the 2024 nine-month period as compared to utilization of overnight borrowings in the 2023 nine-month period. The average balance of FHLB advances was $40.0 million for the nine months ended September 30, 2024, compared to $45.3 million for the nine months ended September 30, 2023. Interest expense on subordinated notes was $504 thousand for both the nine months ended September 30, 2024 and 2023.

Net Interest Income.
Q3 2024 vs Q3 2023. Net interest income decreased $295 thousand, or 3.6%, to $7.9 million for the three months ended September 30, 2024, from $8.2 million for the three months ended September 30, 2023. The decrease in net interest income was primarily the result of increased funding costs, primarily the rates paid on and balances of money market and certificate accounts, partially offset by an increase in the average balance of and yield earned on interest-earning assets. Net interest margin (annualized) was 2.98% and 3.38% for the three months ended September 30, 2024 and 2023, respectively. The decrease in net interest margin primarily was due to the cost of funding increasing at a faster pace than the yield earning on interest-earning assets, driven by the higher average balance of higher costing money market and certificate accounts.
YTD 2024 vs. YTD 2023. Net interest income decreased $3.5 million, or 13.3%, to $22.8 million for the nine months ended September 30, 2024, from $26.3 million for the nine months ended September 30, 2023. Net interest margin (annualized) was 2.95% and 3.70% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in net interest income primarily resulted from an increase in the average balances of and rate paid on deposits, partially offset by higher average balances and yield earned on interest-earning assets and lower average balances and rate paid on borrowings. The decrease in net interest margin primarily was due to average interest rates paid on interest-bearing liabilities increasing at a faster pace than the average yields earned on interest-earning assets.
During 2023, in response to inflation, the Federal Open Market Committee of the Federal Reserve (“FOMC”) increased the target range for the federal funds rate by 100 basis points to a range of 5.25% to 5.50%, where it remained until September 18, 2024. In light of the progress on reducing inflation and after considering the balance of risks, the FOMC decided to lower the target range 50 basis points to 4.75% to 5.00%.
Provision for Credit Losses.
The following table reflects the components of the provision for (release of) credit losses during the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Provision for (release of) credit losses on loans	$106	$224	$(88)	$227
(Release of) provision for credit losses on unfunded loan commitments	(98)	(149)	(46)	(473)
Provision for (release of) credit losses	$8	$75	$(134)	$(246)
During the three months ended September 30, 2024, the provision for credit losses on loans was primarily due to growth in the loan portfolio and higher quantitative loss rates, which were influenced by a forecast of higher unemployment in the current quarter. The current quarter also included enhancements to the loss model, including an additional qualitative adjustment related to loan review. The release of credit losses on unfunded loan commitments related to overall fewer loan commitments. During the nine months ended September 30, 2024, the release of credit losses on loans primarily related to lower reserves on our other consumer loan portfolio and residential loan portfolios due to qualitative adjustments for changes in concentration, the value of underlying collateral, and market conditions, partially offset by growth in the loan portfolio, an increase in nonaccrual loans and the weighted average life of the portfolio, and enhancements to the loss model as noted above. The release of provision for credit losses on unfunded loan commitments during the current nine-month period related to overall fewer loan commitments. Net charge-offs for the three months ended September 30, 2024 totaled $14 thousand, compared to $3 thousand for three months ended September 30, 2023. Net charge-offs for the nine months ended September 30, 2024 totaled $87 thousand, compared to net charge-offs of $148 thousand for the nine months ended September 30, 2023.
While we believe the estimates and assumptions used in our determination of the adequacy of the ACL are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not have a material adverse impact on our financial condition and results of operations. A further decline in national and local economic conditions, as a result of the effects of inflation, and a potential recession or slowed economic growth, among other factors, could result in a material increase in the ACL and have a material adverse impact on our financial condition and results of operations. In addition, the determination of the amount of our ACL is subject to review by bank regulators as part of the routine examination process, which may result in the adjustment of reserves based upon their judgment of information available to them at the time of their examination.
Noninterest Income.  Noninterest income increased $154 thousand, or 14.2%, to $1.2 million for the three months ended September 30, 2024, as compared to $1.1 million for the three months ended September 30, 2023, as reflected below (dollars in thousands):

	Three Months Ended September 30,		Amount Change	Percent Change
	2024	2023
Service charges and fee income	$628	$700	$(72)	(10.3)%
Earnings on BOLI	186	88	98	111.4
Mortgage servicing income	280	295	(15)	(5.1)
Fair value adjustment on mortgage servicing rights	101	(78)	179	(229.5)
Net gain on sale of loans	40	76	(36)	(47.4)
Total noninterest income	$1,235	$1,081	$154	14.2%
The increase in noninterest income was due to a $98 thousand increase in earnings on BOLI due to market rate fluctuations, and an $179 thousand increase in the fair value adjustment on mortgage servicing rights due to changes in prepayment speeds, servicing costs, and discount rate. These increases were partially offset by a $72 thousand decrease in service charges and fee income, primarily due to a volume incentive paid by Mastercard in the quarter ended September 30, 2023, a $36 thousand decrease in net gain on sale of loans resulting from lower mortgage activity, and a decrease in mortgage servicing income as a result of the portfolio paying down at a faster rate than we are replacing the loans. Additionally, mortgage servicing income decreased by $15 thousand compared to the third quarter of 2023. Loans sold during the quarter ended September 30, 2024, totaled $2.4 million, compared to $4.4 million during the quarter ended September 30, 2023.
Noninterest income decreased $446 thousand, or 11.3%, to $3.5 million for the nine months ended September 30, 2024, as compared to $3.9 million for the nine months ended September 30, 2023, as reflected below (dollars in thousands):

	Nine Months Ended September 30,		Amount Change	Percent Change
	2024	2023
Service charges and fee income	$2,001	$1,951	$50	2.6%
Earnings on BOLI	498	957	(459)	(48.0)
Mortgage servicing income	841	891	(50)	(5.6)
Fair value adjustment on mortgage servicing rights	(81)	(123)	42	(34.1)
Net gain on sale of loans	205	264	(59)	(22.3)
Other income	30	—	30	100.0
Total noninterest income	$3,494	$3,940	$(446)	(11.3)%
The decrease in noninterest income during the nine months ended September 30, 2024, compared to the same period in 2023 primarily resulted from a $459 thousand decrease in earnings on BOLI due to a death benefit received in the second quarter of 2023, a $59 thousand decrease in net gain on sale of loans resulting from lower mortgage activity and a $50 thousand decline in mortgage servicing income for the same reasons discussed above for the three months ended September 30, 2024. These decreases were partially offset by a $50 thousand increase in service charges and fee income due to the recovery of potential future lost fee income due to vendor error, a $42 thousand upward adjustment in the fair value of mortgage servicing rights due to changes in prepayment speeds, servicing costs, and discount rate, and a $30 thousand gain on disposal of assets due to insurance claims on loss of fully depreciated assets. Loans sold during the nine months ended September 30, 2024, totaled $10.6 million, compared to $14.7 million during the nine months ended September 30, 2023.

Noninterest Expense.  Noninterest expense decreased $31 thousand, or 0.4%, to $7.7 million during the three months ended September 30, 2024, compared to $7.7 million during the three months ended September 30, 2023, as reflected below (dollars in thousands):

	Three Months Ended September 30,		Amount Change	Percent Change
	2024	2023
Salaries and benefits	$4,469	$4,148	$321	7.7%
Operations	1,540	1,625	(85)	(5.2)%
Regulatory assessments	189	183	6	3.3%
Occupancy	414	458	(44)	(9.6)%
Data processing	1,067	1,296	(229)	(17.7)%
Net (gain) on OREO and repossessed assets	—	—	—	—%
Total noninterest expense	$7,679	$7,710	$(31)	(0.4)%

The decrease in noninterest expense was primarily due to a decrease in data processing expenses of $229 thousand, due to one-time costs related to new technology implemented in 2023. Operations expense decreased $85 thousand due to reductions in loan origination costs, office expenses, marketing costs, legal fees, and charitable contributions, partially offset by an operational loss from a fraudulently obtained loan charged off in the third quarter of 2024. Occupancy expenses decreased $44 thousand, primarily due to fully amortized leasehold improvements. Salaries and benefits increased $321 thousand, reflecting higher incentive compensation, medical expenses, retirement plan costs, and directors' fees (due to the addition of a new director), partially offset by lower salaries from a restructuring of positions at the end of 2023.
The efficiency ratio for the quarter ended September 30, 2024 was 84.31%, compared to 83.36% for the quarter ended September 30, 2023. The deterioration in the efficiency ratio was primarily due to lower net interest income resulting from a faster increase in interest expense compared to interest income.
Noninterest expense increased $252 thousand, or 1.1%, to $23.1 million during the nine months ended September 30, 2024, compared to $22.8 million during the nine months ended September 30, 2023, as reflected below (dollars in thousands):

	Nine Months Ended September 30,		Amount Change	Percent Change
	2024	2023
Salaries and benefits	$13,670	$13,333	$337	2.5%
Operations	4,566	4,557	9	0.2
Regulatory assessments	598	490	108	22.0
Occupancy	1,255	1,352	(97)	(7.2)
Data processing	2,995	3,077	(82)	(2.7)
Net (gain) loss on OREO and repossessed assets	(10)	13	(23)	(176.9)
Total noninterest expense	$23,074	$22,822	$252	1.1%
Salaries and benefits increased for the reasons noted above. Regulatory assessments increased primarily due to higher regulatory exam costs paid in the 2024 nine-month period and an increase in regulatory assessments due to the change in the assessment rate in the prior year not being adjusted for until later in 2023. These increases were partially offset by decreases in occupancy expense, data processing expense, and net (gain) loss on OREO and repossessed assets. Occupancy expenses decreased from the prior year nine-month period as a result of the release of an accrual for property taxes due to lower than expected payments and fully amortized leasehold improvements in the 2024 nine-month period. Data processing expense decreased due to costs related to new technology implemented in 2023, partially offset by a higher volume of transaction activity in the 2024 nine-month period. The net gain on OREO and repossessed assets in the current year nine-month period relates to the sale of a longtime OREO property at a gain, partially offset by expenses related to the foreclosure of one manufactured home loan in the first quarter of 2024. The net loss on OREO and repossessed assets in the prior year nine-month period relates to the expenses associated with, and the charge-off of, a former OREO property during the first quarter of 2023, which was partially offset by the sale of that property at a gain in the second quarter of 2023.

Income Tax Expense.  The provision for income taxes was $267 thousand and $617 thousand for the three and nine months ended September 30, 2024, compared to $295 thousand and $1.4 million for the three and nine months ended September 30, 2023, respectively. The effective tax rates for the three and nine months ended September 30, 2024 were 18.79% and 18.50%, respectively. The effective tax rates for the three and nine months ended September 30, 2023 were 20.15% and 18.56%, respectively. The effective tax rate for the three months ended September 30, 2024 was lower than the same period in the prior year as a result of higher earnings on our BOLI in the current quarter, which was nontaxable income.

Capital and Liquidity
The Management’s Discussion and Analysis in Item 7 of the Company’s 2023 Form 10-K contains an overview of Sound Financial Bancorp’s and the Bank’s liquidity management, sources of liquidity and cash flows. Although there have been no material changes in our liquidity management, sources of liquidity and cash flows since our 2023 Form 10-K, this discussion updates that disclosure for the nine months ended September 30, 2024.
Capital. Stockholders’ equity totaled $102.2 million at September 30, 2024 and $100.7 million at December 31, 2023. In addition to net income of $2.7 million, other sources of capital during the nine months ended September 30, 2024 primarily included $251 thousand in proceeds from stock option exercises, and $291 thousand related to stock-based compensation, and $66 thousand of other comprehensive income, net of tax, primarily resulting from unrealized gains on available for sale securities. Uses of capital during the nine months ended September 30, 2024 primarily included $1.5 million of dividends paid on common stock, $65 thousand in common stock repurchases and $218 thousand in common stock surrendered to pay the exercise price of stock option exercises.
We paid cash dividends of $0.57 per common share during the nine months ended September 30, 2024 and $0.55 per common share during the nine months ended September 30, 2023, which equates to a dividend payout ratio of 53.66% and 22.88%, respectively. The Company expects to continue paying quarterly cash dividends on its common stock, subject to the Board of Directors' discretion to change this practice at any time and for any reason, without prior notice. Assuming continued payment of the regular quarterly cash dividend during the remainder of 2024 at the rate of $0.19 per share, our average total dividend paid each quarter would be approximately $487 thousand based on the number of outstanding shares as of September 30, 2024.
The dividends, if any, we pay may be limited as more fully discussed under “Business—How We Are Regulated—Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of the Company’s 2023 Form 10-K.
Stock Repurchase Programs. From time to time, our Board of Directors has authorized stock repurchase programs. In general, stock repurchases allow us to proactively manage our capital position and return excess capital to stockholders. Stock repurchases may also offset the dilutive effects of stock compensation awards. As of September 30, 2024, approximately $1.4 million of our common stock remained available for repurchase under our existing stock repurchase program. Purchases under the Company’s existing stock repurchase program may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as well as any constraints specified in any trading plan that may be adopted in accordance with SEC Rule 10b5-1. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The Company’s stock repurchase program does not obligate the Company to purchase any particular number of shares. For additional details on our stock repurchase program, see “Unregistered Sales of Equity Securities and Use of Proceeds” contained in Part II, Item 2 of this Form 10-Q.
Liquidity. Liquidity measures the ability to meet current and future cash flow needs. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of potential opportunities presented by changes in market interest rates. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The objective of our liquidity management is to manage cash flow and liquidity reserves so that they are adequate to fund our operations and to meet obligations and other commitments on a timely basis and at a reasonable cost. We seek to achieve this objective and ensure our that funding needs are met by maintaining an appropriate level of liquid funds through asset/liability management, which includes managing the mix and time to maturity of financial assets and financial liabilities on our balance sheet. Our liquidity position is enhanced by our ability to raise additional funds as needed in the wholesale markets.
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
As of September 30, 2024, we had $157.0 million in cash and cash equivalents and available-for-sale investment securities, and $65 thousand in loans held-for-sale. At September 30, 2024, we had the ability to borrow $168.1 million in FHLB advances and access to additional borrowings of $21.9 million through the Federal Reserve's discount window, in each case subject to certain collateral requirements. We had $40.0 million in outstanding advances from the FHLB and none from the Federal Reserve at September 30, 2024. We also had a $20.0 million credit facility with Pacific Coast Banker’s Bank available, with no balance outstanding, at September 30, 2024. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible. As of September 30, 2024, management was not aware of any events reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us. For additional details, see “Note 8—Borrowings, FHLB Stock and Subordinated Notes” in the Notes to Condensed Consolidated Financial Statements contained in "Item 1. Financial Statements" of this Form 10-Q.
In the ordinary course of business, we enter into contractual obligations and other commitments to make future payments. Refer to the accompanying Notes to Condensed Consolidated Financial Statements elsewhere in this report for the expected timing of such payments as of September 30, 2024. These include payments related to (i) long-term borrowings (Note 8—Borrowings, FHLB Stock and Subordinated Notes) and (ii) operating leases (Note 11—Leases). See the discussion below for information regarding commitments to extend credit and standby letters of credit.
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments generally represent commitments to extend credit in the form of loans. The instruments involve, to varying degrees, elements of credit- and interest-rate risk in excess of the amount recognized in the Condensed Consolidated Balance Sheets.
The Company's exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.
Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established by the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the client. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments are not reflected in the condensed consolidated financial statements. The Company evaluates each client's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management's credit evaluation of the client.
At September 30, 2024 and December 31, 2023, financial instrument contractual amounts representing credit risk were as follows (in thousands):

	September 30, 2024	December 31, 2023
Residential mortgage commitments	$2,766	$10,465
Unfunded construction commitments	27,171	34,667
Unused lines of credit	26,667	27,245
Irrevocable letters of credit	153	277
Total loan commitments	$56,757	$72,654
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
Sound Financial Bancorp is a holding company and does not conduct operations; its sources of liquidity are generally dividends up-streamed from Sound Community Bank, interest on investment securities, if any, and borrowings from outside sources. Banking regulations may limit the dividends that may be paid to Sound Financial Bancorp by Sound Community Bank. See “Business — How We Are Regulated — Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of the

Company’s 2023 Form 10-K. At September 30, 2024 Sound Financial Bancorp, on an unconsolidated basis, had $1.3 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.
See also the “Condensed Consolidated Statements of Cash Flows” included in “Item 1. Financial Statements and Supplementary Data” of this Form 10-Q, for further information.

Regulatory Capital
Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action (“PCA”). Qualifying institutions that elect to use the Community Bank Leverage Ratio, or CBLR, framework, such as the Bank and the Company, that maintain the required minimum leverage ratio will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies’ PCA framework. As of September 30, 2024, the Bank’s and the Company’s CBLRs were 10.40% and 9.36%, respectively, which exceeded the minimum requirement of 9%.
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
Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2024, was carried out under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, and several other members of the Company’s senior management. The Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Company’s principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
We intend to continually review and evaluate the design and effectiveness of the Company’s disclosure controls and procedures and to improve the Company’s controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While we believe the present design of our disclosure controls and procedures is effective to achieve this goal, future events affecting our business may cause the Company to modify its disclosure controls and procedures.
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

(b)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Not applicable.
(b)Not applicable.
(c)The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended September 30, 2024:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
July 1, 2024 - July 31, 2024	—	$—	—	$1,435,350
August 1, 2024 - August 31, 2024	5,053	$41.33	—	1,435,350
September 1, 2024 - September 30, 2024	—	$—	—	1,435,350
Total	5,053		—	$1,435,350
(1)Includes the surrender of shares of Company common stock that the participants already own as payment of the exercise price for stock options. Shares surrendered by participants in the equity incentive plans are repurchased pursuant to the terms of the plan and applicable award agreement and not pursuant to publicly announced share repurchase programs.
(2)Dollar amount excludes commissions paid.

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
The actual timing, number and value of shares repurchased under the Company’s stock repurchase programs will depend on a number of factors, including constraints specified in any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act and limitations imposed on repurchases made pursuant to Rule 10b-18 under the Exchange Act, price, general business and market conditions, and alternative investment opportunities.

Item 3    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
(a)    Not applicable.
(b)    Not applicable.

(c)    Trading Plans. During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.7+	Summary of Annual Bonus Plan (included as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference (File No. 001-35633))
10.8+	2013 Equity Incentive Plan (included as Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q/A
for the quarter ended September 30, 2013 and incorporated herein by reference (File No. 001-35633))
10.9+	Form of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock
Agreement under the 2013 Equity Incentive Plan (included as Exhibit 10.14 to the Registrant's Quarterly
Report on Form 10-Q/A for the quarter ended September 30, 2013 and incorporated herein by reference (File
No. 001-35633))
10.10+	Amended Form of Adoption Agreement for the Sound Community Bank Nonqualified Deferred Compensation Plan (included as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference (File No. 001-35633))
10.11+	The Sound Community Bank Nonqualified Deferred Compensation Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on March 24, 2017 (File No. 001-35633))
10.12+	Change of Control Agreement dated October 25, 2018, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Heidi Sexton (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on October 26, 2018 (File No. (001-35633))
10.13+	Credit Union of the Pacific Incentive Compensation Achievement Plan, dated January 1, 1994 (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 14, 2019 (File No. (001-35633))
10.14+	Form of Subordinated Note Purchase Agreement, dated September 18, 2020, by and among Sound Financial Bancorp, Inc. and the Purchasers (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on September 21, 2020 (File No. 001-35633)).
10.15+	Change in Control Agreement dated August 25, 2021 by and among Sound Financial Bancorp, Inc., Sound Community Bank and Wes Ochs (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on August 31, 2021 (File No. 001-35633)).
10.16+	Amendment No 1 to Change of Control Agreement dated October 25, 2018, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Heidi Sexton, effective as of October 30, 2024 (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 5, 2024 (File No. (001-35633))
10.17+	Amendment No. 1 to Change in Control Agreement dated August 25, 2021 by and among Sound Financial Bancorp, Inc., Sound Community Bank and Wes Ochs, effective as of October 30, 2024 (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 5, 2024 (File No. 001-35633)).
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification
101
The following financial statements from the Sound Financial Bancorp, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of equity (v) condensed consolidated statements of cash flows and (vi) the notes to condensed consolidated financial statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: November 12, 2024	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President/Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wes Ochs
Wes Ochs
Executive Vice President/Chief Strategy Officer and Chief Financial Officer
(Principal Financial Officer)