Form 10-K
period 2024-12-31
Sound Financial Bancorp, Inc.
filed 2025-03-18
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $57.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of March 13, 2025, there were 2,566,069 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K – Portions of the Registrant's Proxy Statement for its 2025 Annual Meeting of Stockholders. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SOUND FINANCIAL BANCORP, INC.
FORM 10-K

PART I

Item 1.    Business
Special Note Regarding Forward-Looking Statements
Certain matters discussed in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact but are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions, or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to:
•adverse economic conditions in our market areas, and other markets where we have lending relationships;
•effects of employment levels, inflation, a recession, or slowed economic growth;
•changes in the interest rate environment, including increases and decreases in the Board of Governors of the Federal Reserve System (the “Federal Reserve”) benchmark rate and the duration of such rates, which could adversely affect our revenues and expenses, the values of our assets and obligations, and the availability and cost of capital and liquidity;
•the impact of inflation and the Federal Reserve’s monetary policy decisions;
•the effects of any federal government shutdown;
•changes in consumer spending, borrowing and savings habits;
•the risks of lending and investing activities, including delinquencies write-offs and changes in our allowance for credit losses, and provision for credit losses;
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
•the potential imposition of new tariffs or changes to existing trade policies that could affect economic activity or specific industry sectors;
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
We do not undertake, and specifically decline, any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the dates of such statements or to reflect the occurrence of anticipated or unanticipated events.
General
References in this document to “Sound Financial Bancorp” mean Sound Financial Bancorp, Inc., and references to the "Bank" mean Sound Community Bank, a wholly owned subsidiary of Sound Financial Bancorp. References to the “Company,” “we,” “us,” and “our” mean Sound Financial Bancorp and the Bank, unless the context otherwise requires.
Sound Financial Bancorp, a Maryland corporation, is a bank holding company. Substantially all of Sound Financial Bancorp's business is conducted through the Bank, a Washington state-chartered commercial bank. As a Washington commercial bank that is not a member of the Federal Reserve System, the Bank's regulators are the Washington State Department of Financial Institutions (“WDFI”) and the Federal Deposit Insurance Corporation (“FDIC”). As a bank holding company, Sound Financial Bancorp is regulated by the Federal Reserve. We also sell insurance products and services to consumers through Sound Community Insurance Agency, Inc., a wholly owned subsidiary of the Bank.
The Bank's deposits are insured up to applicable limits by the FDIC. At December 31, 2024, the Company had total consolidated assets of $993.6 million, including $900.2 million of loans held-for-portfolio, deposits of $837.8 million and stockholders' equity of $103.7 million. The common stock of Sound Financial Bancorp is listed on The NASDAQ Capital Market under the symbol "SFBC." Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121 and our telephone number is 206-448-0884.
Our principal business consists of attracting retail and commercial deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one-to-four family residences (including home equity loans and lines of credit), commercial and multifamily real estate, construction and land, consumer and commercial business loans. Our commercial business loans include unsecured lines of credit and secured term loans and lines of credit secured by inventory, equipment and accounts receivable. We also offer a variety of secured and unsecured consumer loan products, including manufactured home loans, floating home loans, automobile loans, boat loans and recreational vehicle loans. As part of our business, we focus on residential mortgage loan originations, a significant portion of which we sell to the Federal National Mortgage Association ("Fannie Mae") and other correspondents and the remainder of which we retain for our loan portfolio consistent with our asset/liability objectives. We sell loans that conform to the underwriting standards of Fannie Mae

("conforming") but generally retain the servicing of the loan in order to maintain the direct customer relationship and to generate noninterest income. Residential loans that do not conform to the underwriting standards of Fannie Mae ("non-conforming") are either held in our loan portfolio or sold with servicing released. We originate and retain a significant amount of commercial real estate loans, including those secured by owner-occupied and nonowner-occupied commercial real estate, multifamily property, mobile home parks and construction and land development loans.

Market Area
We operate in the Seattle Metropolitan Statistical Area (“MSA”), which includes King County (which includes the city of Seattle), Pierce County and Snohomish County in the Puget Sound region. We also operate in Clallam and Jefferson Counties on the North Olympic Peninsula of Washington. We serve these markets through our headquarters in Seattle and eight branch offices, four located in the Seattle MSA, three in Clallam County and one in Jefferson County. We also have a loan production office in the Madison Park neighborhood of Seattle. Based on the most recent branch deposit data provided by the FDIC, our share of deposits was approximately 0.23% in King County, 0.51% in Pierce County and 0.40% in Snohomish County. In Clallam and Jefferson Counties, we have approximately 16.35% and 5.86%, respectively, of the deposits in those markets. See “—Competition.”
Our market area includes a diverse population of management, professional and sales personnel, office employees, health care workers, software and technology workers, manufacturing and transportation workers, service industry workers and government employees, as well as retired and self-employed individuals. The population has a skilled work force with a wide range of education levels and ethnic backgrounds. Major employment sectors in our market area include information and communications technology, financial services, aerospace, military, manufacturing, maritime, biotechnology, education, health and social services, retail trades, transportation and professional services. Significant employers headquartered in our market area include Microsoft, Amazon, Starbucks, University of Washington, Providence Health, Costco, Boeing, Nordstrom, Alaska Air Group, Weyerhaeuser and the U.S. Joint Base Lewis-McChord.
Economic conditions in our markets and the broader U.S. have been negatively impacted by inflation and the rising interest rate environment, partially offset by the continued trend of low unemployment rates. Recent trends in housing prices in our market areas reflect the impact high interest rates and the limited housing supply have had on housing prices. For December 2024, the preliminary Seattle MSA reported an unemployment rate of 3.5%, compared to the national average of 4.1%, according to the latest available information from the Bureau of Labor Statistics. Home prices in our markets increased over the past year. Based on information from Case-Shiller, the average home price in the Seattle MSA increased 5.9% in 2024.
King County has the largest population of any county in the state of Washington, with approximately 2.3 million residents and a median household income of approximately $121 thousand. Based on information from the Northwest Multiple Listing Service (“MLS”), the median home sales price in King County in December 2024 was $851 thousand, a 7% increase from December 2023's median home sales price of $795 thousand.
Pierce County has approximately 931 thousand residents and a median household income of approximately $97 thousand. Based on information from the MLS, the median home sales price in Pierce County in December 2024 was $555 thousand, a 6% increase from December 2023's median home sales price of $525 thousand.
Snohomish County has approximately 849 thousand residents and a median household income of approximately $106 thousand. Based on information from the MLS, the median home sales price in Snohomish County at December 2024 was $750 thousand, a 7% increase from December 2023's median home sales price of $700 thousand.
Clallam County, with a population of approximately 79 thousand, has a median household income of approximately $67 thousand. The economy of Clallam County is primarily medical, retail and construction. The Sequim Dungeness Valley continues to be a growing retirement location. Based on information from the MLS, the median home sales price in Clallam County in December 2024 was $500 thousand, a 10% increase from December 2023's median home sales price of $455 thousand.
Jefferson County, with a population of approximately 34 thousand, has a median household income of approximately $78 thousand. Based on information from the MLS, the average home sales price in Jefferson County in December 2024 was $640 thousand, a 2% increase from December 2023's median home sales price of $625 thousand.

Lending Activities
The following table presents information concerning the composition of our loan portfolio, excluding loans held-for-sale, by the type of loan as of the dates indicated (dollars in thousands):

	December 31,
	2024		2023
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family	$269,684	29.8%	$279,448	31.2%
Home equity	26,686	3.0	23,073	2.6
Commercial and multifamily	371,516	41.2	315,280	35.2
Construction and land	73,077	8.1	126,758	14.1
Total real estate loans	740,963	82.1	744,559	83.1
Consumer loans:
Manufactured homes	41,128	4.6	36,193	4.0
Floating homes	86,411	9.6	75,108	8.4
Other consumer	17,720	2.0	19,612	2.2
Total consumer loans	145,259	16.2	130,913	14.6
Commercial business loans	15,605	1.7	20,688	2.3
Total loans	901,827	100.0%	896,160	100.0%
Less:
Premiums	718		829
Deferred fees and discounts	(2,374)		(2,511)
Allowance for credit losses on loans	(8,499)		(8,760)
Total loans, net	$891,672		$885,718

The following table shows the composition of our loan portfolio in dollar amounts and in percentages by fixed and adjustable-rate loans as of the dates indicated (dollars in thousands):

	December 31,
	2024		2023
	Amount	Percent	Amount	Percent
Fixed-rate loans:
Real estate loans:
One-to-four family	$170,268	18.9%	$176,291	19.7%
Home equity	11,040	1.2	9,941	1.1
Commercial and multifamily	125,081	13.9	98,827	11.0
Construction and land	42,158	4.7	55,976	6.2
Total real estate loans	348,547	38.6	341,035	38.1
Consumer loans:
Manufactured homes	41,128	4.6	36,193	4.0
Floating homes	58,991	6.5	60,906	6.8
Other consumer	17,258	1.9	19,283	2.2
Total consumer loans	117,377	13.0	116,382	13.0
Commercial business loans	6,432	0.7	10,253	1.1
Total fixed-rate loans	472,356	52.4	467,670	52.2
Adjustable-rate loans:
Real estate loans:
One-to-four family	99,416	11.0	103,157	11.5
Home equity	15,646	1.7	13,132	1.5
Commercial and multifamily	246,435	27.3	216,453	24.2
Construction and land	30,919	3.4	70,782	7.9
Total real estate loans	392,416	43.5	403,524	45.0
Consumer loans:
Floating homes	27,419	3.0	14,202	1.6
Other consumer	462	0.1	329	—
Total consumer loans	27,881	3.1	14,531	1.6
Commercial business loans	9,174	1.0	10,435	1.2
Total adjustable-rate loans	429,471	47.6	428,490	47.8
Total loans	901,827	100.0%	896,160	100.0%
Less:
Premiums	718		829
Deferred fees and discounts	(2,374)		(2,511)
Allowance for credit losses on loans	(8,499)		(8,760)
Total loans, net	$891,672		$885,718

At December 31, 2024 and 2023, we had floating or variable rate loans totaling $429.5 million and $428.5 million, respectively. At December 31, 2024, a total of $294.0 million of our floating or variable rate loans had interest rate floors below which the loan's contractual interest rate may not adjust, of which $135.5 million were at their floors.

Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2024, regarding the amount of loans in our portfolio based on their contractual terms to maturity (in thousands). The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total

Real estate loans:
One-to-four family	$6,958	$10,190	$17,463	$235,073	$269,684
Home equity	159	453	2,664	23,410	26,686
Commercial and multifamily	32,220	109,169	210,839	19,288	371,516
Construction and land	56,008	9,290	7,779	—	73,077
Total real estate loans	95,345	129,102	238,745	277,771	740,963
Consumer loans:
Manufactured homes	57	397	10,664	30,010	41,128
Floating homes	1,364	5,755	10,120	69,172	86,411
Other consumer	1,883	8,407	2,824	4,606	17,720
Total consumer loans	3,304	14,559	23,608	103,788	145,259
Commercial business loans	5,151	8,182	2,272	—	15,605
Total	$103,800	$151,843	$264,625	$381,559	$901,827
The following table sets forth the amount of total loans due after December 31, 2025, with fixed or adjustable interest rates (in thousands).

	Fixed-Rate	Adjustable-Rate	Total

Real estate loans:
One-to-four family	$163,310	$99,416	$262,726
Home equity	11,040	15,487	26,527
Commercial and multifamily	99,668	239,628	339,296
Construction and land	9,487	7,582	17,069
Total real estate loans	283,505	362,113	645,618
Consumer loans:
Manufactured homes	41,071	—	41,071
Floating homes	57,628	27,419	85,047
Other consumer	15,383	454	15,837
Total consumer loans	114,082	27,873	141,955
Commercial business loans	4,040	6,414	10,454
Total	$401,627	$396,400	$798,027

Lending Authority. Our President and Chief Executive Officer (“CEO”) may approve unsecured loans up to $1.0 million and all types of secured loans up to 30% of our legal lending limit, or approximately $7.4 million at December 31, 2024. Our Senior Vice President and Chief Credit Officer (“CCO”) may approve unsecured loans up to $400,000 and secured loans up to 15% of our legal lending limit, or approximately $3.7 million at December 31, 2024. The Chief Banking Offer may approve unsecured loans up to $50,000 and all types of secured loans up to approximately $1.5 million at December 31, 2024. The Chief Financial/Strategy Officer may approve unsecured loans up to $400,000 and all types of secured loans up to approximately $2.5 million at December 31, 2024. Any loans over the CEO’s lending authority or loans significantly outside our general underwriting guidelines must be approved by the Management Loan Committee and approved loans are subsequently reviewed by the Board of Directors Loan Committee, consisting of four independent directors, and the CEO. Lending authority is also granted to certain other lending staff at lower amounts.
Largest Borrowing Relationships. At December 31, 2024, the maximum amount under federal law that we could lend to any one borrower and the borrower's related entities was approximately $24.8 million. Our five largest relationships (including unused commitments) totaled $83.4 million in the aggregate, or 9.3% of our $901.8 million total loan portfolio, at December 31, 2024. At December 31, 2024, the largest lending relationship totaled $19.4 million, consisting of a $16.7 million loan collateralized by multifamily real estate and another loan totaling $2.7 million collateralized by commercial real estate, each with related guarantors. The second largest relationship totaled $17.4 million, consisting of one multifamily construction loan, of which $22 thousand remained unfunded at December 31, 2024. The third largest relationship totaled $17.1 million, consisting of four loans to two businesses totaling $16.9 million collateralized by multifamily and commercial real estate, and a business line of credit totaling $189 thousand with related guarantors. The fourth largest relationship totaled $15.1 million, consisting of four loans to four businesses collateralized by commercial real estate all with a related guarantor. The fifth largest borrowing relationship totaled $14.5 million, consisting of one multifamily real estate loan at December 31, 2024. At December 31, 2024, our 20 next largest lending relationships totaled $181.4 million in the aggregate, with an average loan balance of $9.1 million. All of the foregoing loans were performing in accordance with their repayment terms at December 31, 2024.
One-to-Four Family Real Estate Lending. One of our primary lending activities is the origination of loans secured by first mortgages on one-to-four family residences, substantially all of which are secured by properties located in our geographic lending area. We originate both fixed-rate and adjustable-rate one-to-four family loans, including jumbo loans (generally loans above the conforming Fannie Mae limits of $766,550 or $981,500, depending on location within our market area). During 2024, our fixed-rate, one-to-four family loan originations decreased $12.5 million, or 34.8%, to $23.5 million compared to $36.0 million in 2023. Additionally, one-to-four family adjustable-rate loan originations decreased $688 thousand, or 4.0% to $16.4 million compared to $17.1 million in 2023. The decrease in both fixed and adjustable-rate residential loan originations can be attributed to several factors, including the high interest rate environment, economic uncertainty, and the limited housing supply coupled with elevated housing prices in our market area. At December 31, 2024, our average adjustable-rate, one-to-four family residential loan was $592 thousand.
Most of our loans are underwritten using generally accepted secondary market underwriting guidelines. A portion of the one-to-four family loans we originate are retained in our portfolio and the remaining loans are sold into the secondary market to Fannie Mae or other private investors. Loans that are sold into the secondary market to Fannie Mae are generally sold with the servicing retained to maintain the client relationship and to generate noninterest income. We also originate a small portion of government guaranteed and jumbo loans for sale servicing released to certain correspondent purchasers. The sale of mortgage loans provides a source of non-interest income through the gain on sale, reduces our interest-rate risk, provides a stream of servicing income, enhances liquidity and enables us to originate more loans at our current capital level than if we held the loans in our loan portfolio. At December 31, 2024, one-to-four family residential mortgage loans (excluding loans held-for-sale) totaled $269.7 million, or 29.8%, of our gross loan portfolio, of which $170.3 million were fixed-rate loans and $99.4 million were adjustable-rate loans, compared to $279.4 million (excluding loans held-for-sale), or 31.2% of our gross loan portfolio at December 31, 2023, of which $176.3 million were fixed-rate loans and $103.2 million were adjustable-rate loans.
Substantially all of the one-to-four family residential mortgage loans we retain in our portfolio consist of loans that do not satisfy acreage limits, income, credit, conforming loan limits (i.e., jumbo mortgages) or various other requirements imposed by Fannie Mae or private investors. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Fannie Mae credit requirements because of personal and financial reasons (i.e., bankruptcy, length of time employed, etc.), and other aspects, which do not conform to Fannie Mae’s guidelines. Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy the needs of borrowers in our market area. As a result, subject to market conditions, we intend to continue to originate these types of loans. We also retain jumbo loans, which exceed the conforming loan limits and are therefore, not eligible to be purchased by Fannie Mae. At December 31, 2024, $154.1 million or 57.2% of our one-to-four family loan portfolio consisted of jumbo loans. Properties securing our one-to-four family loans are typically appraised by independent fee appraisers who are selected in accordance with criteria approved by the Loan Committee. For loans that are less than $250 thousand, we may use an automated valuation model in lieu of an appraisal. We require title insurance policies on all first mortgage real estate loans originated. Homeowners, liability, fire and, if required, flood insurance policies are also required for one-to-four family loans. Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. The average balance of our one-to-four family residential loans was approximately $460 thousand at December 31, 2024.

Fixed-rate loans secured by one-to-four family residences have contractual maturities of up to 30 years. All these loans are fully amortizing, with payments due monthly. At December 31, 2024, our portfolio of fixed-rate loans also included $141 thousand of one-to-four family loans with a five-year call option.
Adjustable-rate loans are offered with annual adjustments and lifetime rate caps that vary based on the product, generally with a maximum annual rate change of 2.0% and a maximum overall rate change of 6.0%. We generally use the 30-day secured overnight financing rate (“SOFR”) to re-price our adjustable-rate loans; however, $10.3 million of our adjustable-rate loans are loans to employees and directors that re-price annually based on a margin of 1%-1.50% over our average 12-month cost of funds. Due to the utilization of annual adjustments and lifetime caps, the interest rates on adjustable-rate loans may not be as rate sensitive as our cost of funds. Furthermore, because loan indices may not respond perfectly to changes in market interest rates, upward adjustments on loans may occur more slowly than increases in our cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates. Because of these characteristics, future yields on adjustable-rate loans may not be sufficient to offset increases in our cost of funds.
We continue to offer our fully amortizing adjustable-rate loans with a fixed interest rate for the first one, three, five or seven years, followed by a periodic adjustable interest rate for the remaining term. Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically re-price, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by our maximum periodic and lifetime rate adjustments. Moreover, the interest rates on most of our adjustable-rate loans do not adjust within the next year and may not adjust for up to ten years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates.
At December 31, 2024, $29.4 million, or 10.9% of our one-to-four family residential portfolio consisted of nonowner-occupied loans, compared to $28.8 million, or 10.3% of our one-to-four family residential portfolio at December 31, 2023. At December 31, 2024, our average nonowner-occupied residential loan had a balance of $127 thousand. Loans secured by rental properties represent potentially higher risk. As a result, we adhere to more stringent underwriting guidelines which may include, but are not limited to, annual financial statements, a budget factoring in a rental income, cash flow analysis of the borrower as well as the net operating income of the property, information concerning the borrower’s expertise, credit history and profitability, and the value of the underlying property. In addition, these loans are generally secured by a first mortgage on the underlying collateral property along with an assignment of rents and leases. Of primary concern in nonowner-occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties may depend primarily on the tenants’ continuing ability to pay rent to the property owner, the character of the borrower or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, successful operation and management of nonowner-occupied properties, including property maintenance standards, may affect repayment. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the borrower has multiple rental property loans with us, the loans are typically not cross collateralized.
In 2016, we introduced a loan program aimed at assisting individuals in acquiring a new residence before selling their existing one. This program enables borrowers to leverage the equity in their current residence for the purchase of a new one. Typically, the loan or loans for the new residence are originated at amounts exceeding $1.0 million and are secured by the borrower’s existing and/or new residences. The maximum combined loan-to-value ratio allowed is up to 80%. Repayment is structured to occur upon the earlier of the sale of the current residence or the loan maturity date, which is typically up to 12 months. Upon the sale of the borrower's current residence, there is an option for the borrower to refinance the new residence using our traditional jumbo mortgage loan underwriting guidelines. During 2024, we originated $4.6 million of loans under this program, compared to $12.6 million in 2023. At December 31, 2024, we had $6.7 million of these interest-only residential loans in our one-to-four family residential mortgage loan portfolio.
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
Approximately $5.9 million of our home equity line of credit products at December 31, 2024, allow an amount up to the credit limit to be converted to up to three installment loans at a fixed rate prior to the lapse of the draw period. The option to convert a portion of a home equity line of credit into fixed-rate installment loans prior to the end of the draw period offers borrowers valuable financial flexibility, stability, and tailored financing options, enhancing the overall appeal and usefulness of the home equity product. At December 31, 2024, home equity loans totaled $26.7 million, or 3.0% of our total loan portfolio, compared to $23.1 million, or 2.6% of our total loan portfolio at December 31, 2023. Adjustable-rate home equity lines of credit at December 31, 2024 totaled $15.6 million, or 1.7% of our total loan portfolio, compared to $13.1 million, or 1.5% of our total loan portfolio at December 31, 2023. At December 31, 2024, unfunded commitments on home equity lines of credit totaled $19.4 million.
Our fixed-rate home equity loans generally have terms of up to 20 years and are fully amortizing. At December 31, 2024, fixed-rate home equity loans totaled $11.0 million, or 1.2% of our gross loan portfolio, compared to $9.9 million, or 1.1% of our total loan portfolio at December 31, 2023.
Commercial and Multifamily Real Estate Lending. We offer a variety of commercial and multifamily real estate loans. Most of these loans are secured by owner-occupied and nonowner-occupied commercial income producing properties, apartment buildings, warehouses, office buildings, gas station/convenience stores and mobile home parks located in our market area. At December 31, 2024, commercial and multifamily real estate loans totaled $371.5 million, or 41.2% of our total loan portfolio, compared to $315.3 million, or 35.2% of our total loan portfolio at December 31, 2023.
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
Historically, loans secured by commercial and multifamily properties have generally presented different credit risks than one-to-four family properties. These loans typically involve larger balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial and multifamily properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. Repayments of loans secured by nonowner-occupied properties depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. If the cash flow from the project is reduced, or if leases are not obtained or not renewed, the borrower's ability to repay the loan may be impaired. Commercial and multifamily real estate loans also expose a lender to greater credit risk than loans secured by one-to-four family properties because the collateral securing commercial and multifamily real estate loans typically cannot be sold as easily as one-to-four family collateral. In addition, most of our commercial and multifamily real estate loans are not fully amortizing and include balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. The largest single commercial and multifamily real estate loan at December 31, 2024, totaled $16.7 million and was collateralized by multifamily real estate. At December 31, 2024, this loan was performing in accordance with its repayment terms.

The following table provides information on commercial and multifamily real estate loans by type at December 31, 2024 and 2023 (dollars in thousands):

	December 31,
	2024		2023
	Amount	Percent	Amount	Percent
Multifamily residential	$164,404	44.3%	$107,486	34.1%
Owner-occupied commercial real estate retail	9,279	2.5	9,905	3.1
Owner-occupied commercial real estate office buildings	37,530	10.1	33,583	10.7
Owner-occupied commercial real estate other (1)	6,331	1.7	6,557	2.1
Non-owner occupied commercial real estate retail	26,184	7.0	19,366	6.1
Non-owner occupied commercial real estate office buildings	—	—	4,775	1.5
Non-owner occupied commercial real estate other (1)	50,728	13.7	56,630	18.0
Warehouses	55,042	14.8	58,544	18.6
Gas station/Convenience store	10,741	2.9	11,237	3.6
Mobile Home Parks	8,921	2.4	4,759	1.5
Government guaranteed	2,356	0.6	2,438	0.8
Total	$371,516	100.0%	$315,280	100.0%
(1)Other commercial real estate loans include schools, churches, storage facilities, restaurants, etc.
Construction and Land Lending. We originate construction loans secured by single-family residences and commercial and multifamily real estate. We also originate land acquisition and development loans, which are secured by raw land or developed lots on which the borrower intends to build a residence, or a commercial or multifamily property. At December 31, 2024, our construction and land loans totaled $73.1 million, or 8.1% of our total loan portfolio, compared to $126.8 million, or 14.1% of our total loan portfolio at December 31, 2023. At December 31, 2024, unfunded construction loan commitments totaled $25.8 million.
Construction loans to individuals and contractors for the construction of personal residences, including speculative residential construction, totaled $19.7 million, or 26.9%, of our construction and land portfolio at December 31, 2024. In addition to custom home construction loans to individuals, we originate loans that are termed “speculative,” which are those loans where the builder does not have, at the time of loan origination, a signed contract with a buyer for the home or lot but has a commitment for permanent financing with either us or another lender. At December 31, 2024, construction loans to contractors for homes that were considered speculative totaled $13.6 million, or 18.7%, of our construction and land loan portfolio. The composition of, and location of underlying collateral securing, our construction and land loan portfolio, excluding loan commitments, at December 31, 2024 and 2023 was as follows (in thousands):

	December 31,
	2024	2023
Commercial and multifamily construction	$37,003	$78,366
Speculative residential construction	13,639	17,625
Land acquisition and development and lot loans	15,538	19,363
Residential lot loans	844	2,960
Residential construction	6,053	8,444
Total	$73,077	$126,758
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

At December 31, 2024, our largest residential construction loan commitment was for $2.2 million, $1.4 million of which had been disbursed. This loan was performing according to its repayment terms at December 31, 2024. The average outstanding residential construction loan balance was approximately $319 thousand at December 31, 2024. Before making a commitment to fund a construction loan, we require an appraisal of the subject property by an independent approved appraiser. During the construction phase, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Loan proceeds are disbursed after inspection based on the percentage of completion method. We require general liability insurance, builder's risk hazard insurance, title insurance, and flood insurance, for properties located in or to be built in a designated flood hazard area, on all construction loans.
We also originate developed lot and raw land loans to individuals intending to construct a residence in the future on the property. We generally originate these loans in an amount up to 75% of the lower of the purchase price or appraisal. These lot and land loans are secured by a first lien on the property and have a fixed rate of interest with a maximum amortization of 20 years.
We make land acquisition and development loans to experienced builders or residential lot developers in our market area. The maximum loan-to-value limit applicable to these loans is generally 75% of the projected market value upon completion of the project. We may not require cash equity from the borrower if there is sufficient equity in the land being used as collateral. Development plans are required prior to making the loan. Our loan officers visit the proposed site of the development and the sites of competing developments. We require that developers maintain adequate insurance coverage. Land acquisition and development loans generally are originated with a term of up to 24 months, have adjustable rates of interest based on the Wall Street Journal Prime Rate or the three- or five-year rate charged by the Federal Home Loan Bank ("FHLB") of Des Moines and require interest-only payments during the term of the loan. Land acquisition and development loan proceeds are disbursed periodically in increments as construction progresses and as an inspection by our approved inspector warrants. We require these loans to be paid on an accelerated basis as the lots are sold, so that we are repaid before all the lots are sold. At December 31, 2024, land acquisition and development and lot loans totaled $15.5 million, or 21.3% of our construction and land portfolio.
We also offer commercial and multifamily construction loans. These loans are underwritten as interest only with financing typically up to 24 months under terms similar to our residential construction loans. Commercial and multifamily construction loans are made up to the lesser of a maximum loan-to-value ratio of 100% of cost or 80% of appraised value at completion. Most of our commercial and multifamily construction loans provide for disbursement of loan funds during the construction period and conversion to a permanent loan when the construction is complete and either tenant lease-up provisions or prescribed debt service coverage ratios are met. At December 31, 2024, commercial and multifamily construction loans totaled $37.0 million or 50.6% of our construction and land portfolio, compared to $78.4 million, or 61.8% of our construction and land portfolio at December 31, 2023. The three largest commercial and multifamily construction loans at December 31, 2024 included a $17.3 million loan secured by a multifamily real estate property undergoing rehabilitation, an $11.0 million loan secured by an owner-occupied warehouse property undergoing construction and a $7.4 million loan secured by one-to-four family residential homes under construction. At December 31, 2024, all these loans were performing in accordance with their repayment terms.
Our construction and land development loans are structured based on estimates of costs relative to the anticipated values of completed projects. Construction and land lending entail higher risks compared to permanent residential lending as funds are disbursed against the project’s collateral based on estimated costs, which are expected to yield future value upon completion. Due to uncertainties inherent in estimating construction costs, market values of completed projects, and the impact of governmental regulations on real property, accurately evaluating the total funds required to complete a project and the completed project loan-to-value ratio can be challenging. Actual results may significantly differ from estimates due to changes in demand, unexpected construction costs, and other factors.
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
During the term of most construction loans, no borrower payment is required as accumulated interest is added to the loan principal through an interest reserve. Consequently, the success of these loans relies heavily on the project’s ultimate outcome and the borrower’s ability to sell or lease the property or secure permanent take-out financing. If our appraisal of the completed project’s value proves overstated, we may lack sufficient security for the loan’s repayment, leading to potential losses.
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
Land loans pose risks due to the lack of income from the property and the potential illiquid nature of the collateral. These risks can be significantly affected by supply and demand conditions. A downturn in housing or the real estate market may elevate loan delinquencies, defaults, and foreclosures, impairing collateral value and our ability to sell the collateral upon foreclosure.
Commercial Business Lending. At December 31, 2024, commercial business loans totaled $15.6 million, or 1.7% of our total loan portfolio, compared to $20.7 million, or 2.3% of our total loan portfolio at December 31, 2023. Substantially all our commercial business loans have been to borrowers in our market area. Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance commercial vehicles and equipment and loans secured by accounts receivable and/or inventory. Our commercial business lending policy includes an analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis. We generally require personal guarantees on both our secured and unsecured commercial business loans. Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage and commercial real estate loans. At December 31, 2024, approximately $1.5 million of our commercial business loans were unsecured.
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
Consumer Lending. We offer a variety of secured and unsecured consumer loans, including new and used manufactured homes, floating homes, automobiles, boats and recreational vehicle loans, and loans secured by deposit accounts. We also offer unsecured consumer loans. We originate our consumer loans primarily in our market area. All our consumer loans are originated on a direct basis. At December 31, 2024, our consumer loans totaled $145.3 million, or 16.2% of our total loan portfolio, compared to $130.9 million, or 14.6% of our total loan portfolio at December 31, 2023.
We typically originate new and used manufactured home loans to borrowers who intend to use the home as a primary residence. The yields on these loans are higher than on our other residential lending products, and the portfolio has performed reasonably well with an acceptable level of risk and loss in exchange for the higher yield. Our weighted-average yield on manufactured home loans at December 31, 2024 was 8.61%, compared to 4.55% for one-to-four family mortgages, excluding loans held-for-sale. At December 31, 2024, manufactured home loans totaled $41.1 million, or 28.3% of our consumer loans and 4.6% of our total loan portfolio. For both new and used manufactured homes, loans are generally made up to 90% of the lesser of the appraised value or purchase price up to $150 thousand, with terms typically up to 20 years. We generally charge a 1% fee at origination. We underwrite these loans based on our review of creditworthiness of the borrower, including credit scores, and the value of the collateral, in which we hold a security interest.
Manufactured home loans are generally considered higher risk than loans secured by residential real property, though this risk may be reduced if the borrower also owns the land on which the manufactured home is located. A small portion of our manufactured home loans involve properties on which we have also financed the land for the owner. The primary risk in manufactured home loans is the difficulty in obtaining adequate value for the collateral due to the cost and limited ability to relocate the collateral. These loans tend to be made to retired individuals and first-time homebuyers. First-time homebuyers of manufactured homes tend to be a higher credit risk than first-time homebuyers of single-family residences, due to more limited financial resources. As a result, these loans may have a higher probability of default and higher delinquency rates than single-

family residential loans and other types of consumer loans. We consider this additional risk as a component of our ACL. We attempt to work out delinquent loans with the borrower and, if that is not successful, any past due manufactured homes are repossessed and sold. At December 31, 2024, we had ten nonperforming manufactured home loans, totaling $521 thousand.
We originate floating home, houseboat and house barge loans, typically located on cooperative or condominium moorages. Terms vary from five to 30 years and generally have a fixed rate of interest. We lend up to 90% of the lesser of the appraised value or purchase price. The primary risk in floating home loans is the unique nature of the collateral and the challenges of relocating such collateral to a location other than where such housing is permitted. The process for securing the deed and/or the condominium or cooperative dock is also unique compared to other types of lending. As a result, these loans may have higher collateral recovery costs than one-to-four family mortgage loans and other types of consumer loans. We consider these additional risks as a component of our ACL. At December 31, 2024, floating home loans totaled $86.4 million, or 59.5% of our consumer loan portfolio and 9.6% of our total loan portfolio. At December 31, 2024, the average principal balance of our floating home loans was $732 thousand. At December 31, 2024, house barge loans totaled $7.1 million, or 4.9% of our consumer loan portfolio and 0.8% of our total loan portfolio.
The balance of our consumer loans includes loans secured by new and used automobiles, boats, motorcycles and recreational vehicles, loans secured by deposits and unsecured consumer loans, all of which, at December 31, 2024, totaled $10.7 million, or 7.3% of our consumer loan portfolio and 1.2% of our total loan portfolio.
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
Loan Originations, Purchases, Sales, Repayments and Servicing
We originate both fixed-rate and adjustable-rate loans. Our ability to originate loans, however, is dependent upon client demand for loans in our market area. Over the past several years, we have continued to originate residential and consumer loans, and increased our emphasis on commercial and multifamily real estate, construction and land, and commercial business lending. Demand is affected by competition and the interest-rate environment. During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the prevailing low interest-rate environment in the U.S. In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. If a proposed loan exceeds our internal lending limits, we may originate the loan on a participation basis with another financial institution. We also, from time to time, purchase loans from or participate with other financial institutions on loans they originate. We underwrite loan purchases and participations to the same standards as internally originated loans. We did not sell any commercial loan participations in 2024 or 2023. We had $2.0 million in purchases of commercial business loan participations from other financial institutions in 2024 and no such purchases in 2023.
We originate loans that may meet one or more of the credit characteristics commonly associated with subprime lending. The term “subprime” refers to the credit characteristics of individual borrowers which may include payment delinquencies, judgements, foreclosures, bankruptcies, low credit scores and/or high debt-to-income ratios. In exchange for the additional risk we take with such borrowers, we may require them to pay higher interest rates, require a lower debt-to-income ratio or require other enhancements to manage the additional risk. While no single credit characteristic defines a subprime loan, one commonly used indicator is a loan originated to a borrower with a credit score of 660 or lower. Of the $39.9 million in one-to-four-family loans originated in 2024, $407 thousand or 1.0% were to borrowers with a credit score under 660. Additionally, of the $9.8 million in manufactured home loans originated in 2024, $162 thousand or 1.7% were to borrowers with a credit score of 660 or lower. At December 31, 2024, the total amount of residential and consumer loans held in our loan portfolio to borrowers with a credit score of 660 or lower were $19.2 million of which $515 thousand were nonaccrual. We generally do not originate or purchase negative amortization or option adjustable-rate loans.
In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services.

We also sell whole one-to-four family loans without recourse to Fannie Mae and other investors, subject to a provision for repurchase upon breach of representation, warranty or covenant. These loans are fixed-rate mortgages, which primarily are sold to reduce our interest-rate risk and generate noninterest income. They are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer. These sales allow for a servicing fee on loans when the servicing is retained by us. Most one-to-four family loans are sold by us with servicing retained. At December 31, 2024, we were servicing a $423.7 million portfolio of residential mortgage loans for Fannie Mae and $2.1 million for other investors. These mortgage servicing rights are carried at fair value and had a value at December 31, 2024 of $4.8 million. We earned mortgage servicing income of $1.1 million and $1.2 million for the years ended December 31, 2024 and 2023, respectively. See “Note 6 — Mortgage Servicing Rights” in the Notes to Consolidated Financial Statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K. We repurchased no loans in 2024 and one loan totaling $448 thousand in 2023.
Sales of whole real estate loans may generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending, and increase liquidity. We sold $14.2 million and $17.1 million of conforming one-to-four family loans during the years ended December 31, 2024 and 2023, respectively. Gains, losses and transfer fees on sales of one-to-four family loans and participations are recognized at the time of the sale. Our net gains on sales of residential loans for the years ended December 31, 2024 and 2023 were $258 thousand and $340 thousand, respectively. In addition to loans sold to Fannie Mae and others on a servicing retained basis, we sell nonconforming residential loans to correspondent banks on a servicing released basis. We sold no loans with servicing released during 2024, compared to $2.0 million of loans sold with servicing released in 2023.
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
Delinquent consumer loans are handled in a manner similar to one-to-four family loans. Our procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by us that it would be beneficial from a cost basis.
Once a loan is 90 days past due, it is classified as nonaccrual. Generally, delinquent consumer loans are charged-off at 120 days past due, unless we have a reasonable basis to justify additional collection and recovery efforts.
Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2024 (dollars in thousands):

	Loans Delinquent For:
	30-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
One-to-four family	4	$373	0.1%	2	$352	0.1%	6	$725	0.3%
Home equity	4	249	0.9	1	66	0.2	5	315	1.2
Commercial and Multifamily	—	—	—	1	3,733	1.0	1	3,733	1.0
Construction and land	1	24	—	—	—	—	1	24	—
Manufactured homes	13	689	1.7	7	394	1.0	20	1,083	2.6
Floating homes	—	—	—	1	2,350	2.7	1	2,350	2.7
Other consumer	16	18	0.1	—	—	—	16	18	0.1
Total	38	$1,353	0.2%	12	$6,895	0.8%	50	$8,248	0.9%

Nonperforming Assets. The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio (in thousands). Loans are placed on nonaccrual status when the collection of principal and/or interest become doubtful or when the loan is 90 days or more past due. Other real estate owned ("OREO") and repossessed assets include assets acquired in settlement of loans.

	December 31,
	2024	2023
Nonaccrual loans (1):
One-to-four family	$537	$1,108
Home equity	298	84
Commercial and multifamily	3,734	—
Construction and land	24	—
Manufactured homes	521	228
Floating homes	2,363	—
Other consumer	3	1
Commercial business	11	2,135
Total nonaccrual loans	7,491	3,556
OREO and repossessed assets:
Commercial and multifamily	—	575
Total OREO and repossessed assets	—	575
Total nonperforming assets	$7,491	$4,131
Nonperforming assets as a percentage of total assets	0.75%	0.42%
Performing modified loans:
One-to-four family	$1,119	$1,342
Home equity	56	62
Commercial and multifamily	—	—
Construction and land	—	—
Manufactured homes	20	42
Floating homes	—	—
Other consumer	70	76
Commercial business	—	—
Total performing modified loans	$1,265	$1,522
(1)Nonaccrual loans included $66 thousand and $333 thousand in modified loans to borrowers experiencing financial difficulty at December 31, 2024 and 2023, respectively. We had no accruing loan 90 days or more delinquent at December 31, 2024 and 2023.
Nonaccrual loans, including nonaccrual modified loans to borrowers experiencing financial difficulty, increased $3.9 million to $7.5 million at December 31, 2024, compared to $3.6 million at December 31, 2023. The increase was primarily due to the placement of an additional $9.3 million of loans on nonaccrual status, including a $3.7 million matured commercial real estate loan where the borrower is in the process of securing alternative financing, and a $2.4 million floating home loan, both of which are well secured.
These additions were partially offset by payoffs totaling $4.2 million, the return of $784 thousand of loans to accrual status, charge-offs of $142 thousand, the sale of two OREO properties for $690 thousand, and regular loan payments. Our largest nonperforming loan relationship at December 31, 2024 was the $3.7 million commercial real estate loan noted above. In addition, there were eight manufactured home loans, one floating loan, one business term, one commercial real estate, one home equity loan, one land loan and five other consumer loans classified as nonperforming at December 31, 2024.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition at December 31, 2024 Compared to December 31, 2023—Delinquencies and Nonperforming Assets" contained in Item 7 of this report on Form 10-K for more information on troubled assets.

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
We typically measure the ACL on modified loans to troubled borrowers on an individual basis when the loans are deemed to no longer share risk characteristics that are similar with other loans in the portfolio. The determination of the ACL for these loans is based on a discounted cash flow approach for loans measured individually, unless the loan is deemed collateral dependent, which requires measurement of the ACL based on the estimated fair value of the underlying collateral, less estimated costs to sell. Accounting principles generally accepted in the United States (“GAAP”) requires us to make certain disclosures related to these loans, including certain types of modifications, as well as how such loans have performed since their modifications. Modified loans to borrowers experiencing financial difficulty totaled $1.3 million and $1.7 million at December 31, 2024 and 2023, respectively .
OREO and Repossessed Assets. OREO and repossessed assets include assets acquired in settlement of loans. At December 31, 2024 and 2023 ,we had no and $575 thousand of OREO and repossessed assets, respectively.
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
When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address impairments. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off those assets in the period in which they are deemed uncollectible. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC and, since our conversion to a Washington-chartered commercial bank, the WDFI, which can order the establishment of additional loss allowances. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. At December 31, 2024, special mention assets totaled $18.7 million.
We regularly review the problem assets in our portfolio to determine whether any require classification in accordance with applicable regulations. Based on management’s review of our assets at December 31, 2024, we had classified $27.4 million of our assets, all which were loans, as substandard. At that date, we had no assets classified as doubtful or loss. Classified assets represented 26.4% of our equity capital and 2.8% of our assets at December 31, 2024. Classified assets totaled $14.4 million, or 14.3% of our equity capital and 1.4% of our assets at December 31, 2023.
Allowance for Credit Losses on Loans. We maintain an ACL in accordance with Accounting Standards Codification (“ASC”) 326. The level of the ACL is established using the CECL approach for financial instruments measured at amortized cost and other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable forecasts. The ACL consists of two elements: (1) identification of loans that do not share risk characteristics with collectively evaluated loan pools, which are individually analyzed for expected credit loss and (2) establishment of an ACL for collectively evaluated loan pools based upon loans that share similar risk characteristics.
Historical credit loss experience for both the Company and segment-specific peers provides the basis for the estimate of expected credit losses. Segments are based upon federal call report segmentation.

While our policies and procedures used to estimate the ACL, as well as the resulting provision for credit losses reported on the Consolidated Statements of Income, are reviewed periodically by regulators, model validators and internal audit, they are necessarily approximate and imprecise. There are factors beyond our control, such as changes in projected economic conditions, real estate markets or particular industry conditions, which may materially impact asset quality and the adequacy of the ACL and thus the resulting provision for credit losses.
At December 31, 2024, our ACL for loans was $8.5 million, or 0.94% of our total loan portfolio, compared to $8.8 million, or 0.98% of our total loan portfolio, at December 31, 2023.
See “Note 1—Organization and Significant Accounting Policies” and “Note 5—Loans” in the Notes to Consolidated Financial Statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K.

The following table shows certain credit ratios at and for the periods indicated and each component of the ratio's calculations (dollars in thousands).

	At and For December 31,
	2024	2023

ACL - loans as a percentage of total loans outstanding	0.94%	0.98%
ACL — loans	8,499	8,760
Total loans outstanding	901,827	896,160

Nonaccrual loans as a percentage of total loans outstanding	0.83%	0.40%
Total nonaccrual loans	7,491	3,556
Total loans outstanding	901,827	896,160

ACL - loans as a percentage of nonaccrual loans	113.46%	246.34%
ACL — loans	8,499	8,760
Total nonaccrual loans	7,491	3,556

Net recoveries (charge-offs) during period to average loans outstanding:
One-to-four family:	—%	—%
Net (charge-offs)/recoveries	—	—
Average loans outstanding	274,424	275,776

Home equity:	—%	(0.12)%
Net (charge-offs)/recoveries	—	(25)
Average loans outstanding	25,094	20,560

Commercial and multifamily real estate:	—%	—%
Net (charge-offs)/recoveries	—	—
Average loans outstanding	338,123	305,726

Construction and land:	—%	—%
Net (charge-offs)/recoveries	—	—
Average loans outstanding	101,191	122,344

Manufactured homes:	(0.06)%	—%
Net (charge-offs)/recoveries	(23)	—
Average loans outstanding	38,932	31,345

Floating homes:	—%	—%
Net (charge-offs)/recoveries	—	—
Average loans outstanding	83,176	73,322

Other consumer:	(0.42)%	(0.77)%
Net (charge-offs)	(77)	(138)
Average loans outstanding	18,436	17,984

Commercial business:	—%	—%
Net (charge-offs)/recoveries	—	—
Average loans outstanding	18,463	23,454

Total loans:	(0.01)%	(0.02)%
Net (charge-offs)	(100)	(163)
Average loans outstanding	897,839	870,511
Economic conditions in our local markets and the broader U.S. continue to be adversely impacted by inflation, elevated interest rates, and a limited housing supply. However, the impact of these factors has been partially offset by persistently low unemployment rates. Recent housing price trends in our market areas reflect the effects of higher interest rates, yet demand for loans has remained strong despite these challenges. In response to these economic conditions, we continuously monitor our loan portfolio for potential deterioration resulting from inflation and other macroeconomic factors.
The ACL as a percentage of nonperforming loans was 113.46% and 246.34% at December 31, 2024 and 2023, respectively. We recorded a release of provision for credit losses on loans of $161 thousand for the year ended December 31, 2024, compared to a provision for credit losses on loans of $564 thousand for the year ended December 31, 2023. Net charge-offs were $100 thousand for the year ended December 31, 2024, compared to $163 thousand for the year ended December 31, 2023.
The distribution of our allowance for credit losses on loans at the dates indicated is summarized as follows (dollars in thousands):

	December 31,
	2024		2023
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Allocated at end of period to:
One-to-four family	$3,025	29.8%	$2,630	31.2%
Home equity	307	3.0	185	2.6
Commercial and multifamily	1,218	41.2	1,070	35.2
Construction and land	992	8.1	1,349	14.1
Manufactured homes	1,172	4.6	971	4.0
Floating homes	1,282	9.6	2,022	8.4
Other consumer	401	2.0	426	2.2
Commercial business	102	1.7	107	2.3
Total	$8,499	100.0%	$8,760	100.0%
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
The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest-rate risk. Our investment strategy emphasizes safer investments with the yield on those investments secondary to not taking unnecessary risk with the available funds. See “Quantitative and Qualitative Disclosures About Market Risk” contained in Item 7A. of this report on Form 10-K for additional information about our interest-rate risk management.
At December 31, 2024, we owned $1.7 million of stock issued by the FHLB of Des Moines. As a condition of membership in the FHLB of Des Moines, we are required to purchase and hold a certain amount of FHLB stock.

The ACL on investment securities is determined for both the HTM and AFS securities in accordance with ASC 326 - Financial Instruments - Credit Losses. For AFS securities, we perform a quarterly qualitative evaluation for securities in an unrealized loss position to determine if, for those investments in an unrealized loss position, the decline in fair value is credit related or non-credit related. In determining whether a security’s decline in fair value is credit related, we consider a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) downgrades in credit ratings; (iv) payment structure of the security, (v) the ability of the issuer of the security to make scheduled principal and interest payments and (vi) general market conditions, which reflect prospects for the economy as a whole, including interest rates and sector credit spreads. If it is determined that the unrealized loss can be attributed to credit loss, we record the amount of credit loss through a charge to provision for credit losses in current period earnings. However, the amount of credit loss recorded in current period earnings is limited to the amount of the total unrealized loss on the security, which is measured as the amount by which the security’s fair value is below its amortized cost. If we intend, or it is likely we will be required, to sell the security in an unrealized loss position, the total amount of the loss is recognized in current period earnings. For unrealized losses deemed non-credit related, we record the loss, net of tax, through accumulated other comprehensive income. For HTM securities, we evaluate at the end of each quarter whether any expected credit losses exist.
We determine expected credit losses on investment securities through a discounted cash flow approach, using the security’s effective interest rate. However, the measurement of credit losses on AFS securities only occurs when, through our qualitative assessment, all or a portion of the unrealized loss is determined to be credit related. Our discounted cash flow approach incorporates assumptions about the collectability of future cash flows. The amount of credit loss is measured as the amount by which the security’s amortized cost exceeds the present value of expected future cash flows. Credit losses on AFS securities are measured on an individual basis, while credit losses on HTM securities are measured on a collective basis according to shared risk characteristics. Credit losses on HTM securities are only recognized at the individual security level when we determine a security no longer possesses risk characteristics similar to others in the portfolio. We do not measure credit losses on an investment’s accrued interest receivable, but rather promptly reverse from current period earnings the amount of accrued interest that is no longer deemed collectable.
During the year ended December 31, 2024, we did not recognize any credit losses on investment securities. At December 31, 2024, there was one security in an unrealized loss position for less than 12 months, and 15 securities in an unrealized loss position for more than 12 months, although management determined the decline in value was not related to specific credit deterioration. We do not intend to sell these securities and it is more likely than not that we will not be required to sell any securities before anticipated recovery of the remaining amortized cost basis. We closely monitor our investment securities for changes in credit risk. The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them. If market conditions deteriorate and we determine our holdings of these or other investment securities have credit losses, our future earnings, stockholders' equity, regulatory capital and continuing operations could be materially adversely affected.
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
Deposits.  We offer a variety of deposit accounts to both consumers and businesses with a wide range of interest rates and terms. Our deposits consist of savings accounts, money market deposit accounts, NOW accounts, demand accounts and certificates of deposit. We solicit deposits primarily in our market area; however, at December 31, 2024, approximately 8.7% of our deposits were from persons outside the state of Washington. At December 31, 2024, core deposits, which we define as our non-time deposit accounts and time deposit accounts less than $250 thousand (excluding brokered deposits and public funds), represented approximately 87.3% of total deposits, compared to 86.6% at December 31, 2023. We had no brokered deposits at December 31, 2024, compared to $5.0 million of brokered money market accounts at December 31, 2023. We primarily rely on competitive pricing policies, marketing and client service to attract and retain deposits, and we expect to continue these practices in the future.
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
The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by us at the dates indicated (dollars in thousands):

	December 31,
	2024		2023
	Amount	Percent of total	Amount	Percent of total
Noninterest-bearing demand	$130,095	15.5%	$124,134	15.0%
Interest-bearing demand	142,126	17.0	168,346	20.4
Savings	61,252	7.3	69,461	8.4
Money market	206,067	24.6	154,044	18.6
Escrow(1)	2,437	0.3	2,592	0.3
Total non-maturity deposits	541,977	64.7	518,577	62.7
Certificates of deposit:
1.99% or below	3,350	0.4	8,517	1.0
2.00 — 3.99%	68,573	8.2	34,340	4.2
4.00 — 5.99%	223,899	26.7	265,105	32.1
Total certificates of deposit	295,822	35.3	307,962	37.3
Total deposits	$837,799	100.0%	$826,539	100.0%
(1)Noninterest-bearing
The following table sets forth, for the periods indicated, the average amount of and the average rate paid on deposit categories in excess of 10 percent of average total deposits.

	Year Ended December 31,
	2024		2023
	Average Balance Outstanding	Weighted Average Rate	Average Balance Outstanding	Weighted Average Rate
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$131,141	—%	$154,448	—%
Interest bearing	151,528	0.37	204,922	0.36
Savings	63,737	0.10	80,673	0.07
Money market	255,578	3.55	114,137	2.04
Certificate accounts	309,441	4.64	280,238	3.79
Total deposits	$911,424	2.64%	$834,418	1.69%
Total deposits increased $11.3 million to $837.8 million at December 31, 2024, compared to the prior year-end. The increase in total deposits primarily was the result of a $52.0 million, or 33.8% increase in money market accounts. Management attributes this increase primarily to interest rate sensitive clients moving a portion of their non-operating deposit balances from lower interest-bearing demand and savings accounts into higher interest-bearing money market accounts. Interest-bearing demand and saving accounts decreased $26.2 million, or 15.6%, and $8.2 million, or 11.8%, respectively, from December 31, 2023 to December 31, 2024. Certificate accounts decreased $12.1 million, or 3.9% to $295.8 million at December 31, 2024, compared to the 2023 year-end, primarily due to a strategic decision to pay higher rates on money market accounts as opposed to certificate accounts. Noninterest-bearing demand accounts (excluding escrow accounts) increased $6.0 million, or 4.8%, in 2024, compared to 2023.

We are a public funds depository and at December 31, 2024, we had $15.9 million in public fund deposits compared to $17.5 million at December 31, 2023. These deposits consisted of $12.2 million in certificates of deposit, $3.7 million in money market accounts and $17 thousand in checking accounts at December 31, 2024. These accounts must be 50% collateralized if the amount on deposit exceeds FDIC insurance of $250 thousand. We use letters of credit from the FHLB of Des Moines as collateral for these deposits. The Company had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $8.0 million and $10.0 million at December 31, 2024 and 2023, respectively, to secure public fund deposits.
The following table shows rate and maturity information for our certificates of deposit at December 31, 2024 (dollars in thousands):

	0.00-1.99%	2.00-3.99%	4.00-5.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:
March 31, 2025	$1,429	$5,873	$108,231	$115,533	39.1%
June 30, 2025	562	26,733	69,471	96,766	32.7
September 30, 2025	124	17,970	30,414	48,508	16.4
December 31, 2025	152	6,331	7,027	13,510	4.6
March 31, 2026	479	1,485	1,382	3,346	1.1
June 30, 2026	264	1,170	2,830	4,264	1.4
September 30, 2026	112	1,333	3,527	4,972	1.7
December 31, 2026	50	5,864	—	5,914	2.0
March 31, 2027	121	212	—	333	0.1
June 30, 2027	50	243	283	576	0.2
September 30, 2027	7	121	—	128	—
December 31, 2027	—	342	—	342	0.1
Thereafter	—	896	734	1,630	0.6
Total	$3,350	$68,573	$223,899	$295,822	100.0%
Percent of total	1.1%	23.2%	75.7%	100.0%
As of December 31, 2024 and 2023, approximately $167.3 million and $140.1 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. The following table sets forth the portion of our certificate accounts that were in excess of the FDIC insurance limit, by remaining time until maturity, as of December 31, 2024 (dollars in thousands).

3 months or less	$20,393
Over 3 through 6 months	8,942
Over 6 months through 12 months	6,144
Over 12 months	3,419
$38,898
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
We are a member of and obtain advances from the FHLB of Des Moines, which is part of the Federal Home Loan Bank System. The eleven regional FHLBs provide a central credit facility for their member institutions. These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing. We have entered into a loan agreement with the FHLB of Des Moines pursuant to which the Bank may borrow up to approximately 45% of total assets, secured by a blanket pledge on a portion of our residential mortgage loan portfolio, including one-to-four family loans, commercial and multifamily real estate loans and home equity loans. Based on eligible collateral, the total amount available under this agreement at December 31, 2024 was $172.3 million. At the same date, we had $25.0 million of outstanding FHLB fixed-rate advances, with maturities ranging from January 2026 to January 2028. Additionally, we had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $8.0 million at December 31, 2024, which was used to secure public fund deposits. We rely in part on FHLB advances to fund asset and loan growth. We also use short-term FHLB advances to meet short term liquidity needs. We are required to own stock in the FHLB of Des Moines, the amount of which varies based on the amount of our advance activity.
From time to time, we also may borrow from the Federal Reserve Bank of San Francisco's "discount window" for overnight liquidity needs. The Company participates in the Federal Reserve's Borrower-in-Custody program, which gives the Company access to the discount window. The Company pledges commercial and consumer loans as collateral for its Borrower-in-Custody line of credit. At December 31, 2024 and 2023, the Company had no outstanding borrowings and unused borrowing capacity of $20.8 million and $18.3 million, respectively, under the Borrower-in-Custody program.
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
Competition
We face competition in attracting deposits and originating loans. Competition in originating real estate loans comes primarily from commercial banks, credit unions, life insurance companies, mortgage brokers and financial technology (or “FinTech”) companies. Commercial banks, credit unions and finance companies, including FinTech companies, provide vigorous competition in consumer lending. Competition in originating commercial business loans comes primarily from local commercial banks, as well as credit unions. We compete by consistently delivering high-quality, personal service to our clients, which results in a high level of client satisfaction.
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
We attract our deposits through our branch offices and web site. Competition for those deposits is principally from commercial banks and credit unions, as well as mutual funds, FinTech companies and other alternative investments. We compete for these deposits by offering superior service, online and mobile access and a variety of deposit accounts at competitive rates. Based on the most recent data provided by the FDIC, there are approximately 46 other commercial banks operating in the Seattle MSA, which includes King, Snohomish and Pierce Counties. Based on the most recent branch deposit data provided by the FDIC, our share of deposits in the Seattle MSA is approximately 0.28%. The five largest financial institutions in that area have 71.0% of those deposits. In Clallam County, there are nine other commercial banks. Our share of deposits in Clallam County was the second highest in the county at approximately 16.35%, with the five largest institutions in that county having 81.4% of the deposits. In Jefferson County there are six other commercial banks. Our share of deposits in Jefferson County is approximately 5.86%, while the five largest institutions in that county have 86.0% of those deposits.

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
Regulation of Sound Community Bank
General. Sound Community Bank, as a state-chartered commercial bank, is subject to applicable provisions of Washington law and to regulations and examinations of the WDFI. It also is subject to examination and regulation by the FDIC, which insures the deposits of Sound Community Bank to the maximum amount permitted by law. During state or federal regulatory examinations, the examiners may require Sound Community Bank to provide for higher general or specific loan loss reserves, which can impact our capital and earnings. This regulation of Sound Community Bank is intended for the protection of depositors and the Deposit Insurance Fund (“DIF”) of the FDIC and not for the purpose of protecting stockholders of Sound Community Bank or Sound Financial Bancorp. Sound Community Bank is required to maintain minimum levels of regulatory capital and is subject to certain limitations on the payment of dividends to Sound Financial Bancorp. See “—Capital Rules” and “—Limitations on Dividends and Stock Repurchase.”
Regulation by the WDFI and the FDIC. State laws and regulations govern Sound Community Bank’s ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make other loans, to offer various other banking services, to invest in securities, and to establish branch offices. As a state-chartered commercial bank, Sound Community Bank must pay semi-annual assessments, examination costs and certain other charges to the WDFI.
Washington law generally provides the same powers for Washington commercial banks as federally and other-state chartered savings banks with branches in Washington. Washington law allows Washington commercial banks to charge the maximum interest rates on loans and other extensions of credit to Washington residents which are allowable for a national bank in another state if higher than Washington limits. In addition, the WDFI may approve an application by a Washington commercial bank to engage in an otherwise unauthorized activity if the WDFI determines that the activity is closely related to banking and the bank is otherwise qualified under the statute. Federal laws and regulations generally limit the activities and equity investments of Sound Community Bank to those that are permissible for national banks, unless approved by the FDIC, and govern our relationship with our depositors and borrowers to a great extent, especially with respect to disclosure requirements.
The FDIC has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and information systems, audit systems, interest-rate risk exposure and compensation and other benefits. If the FDIC determines that Sound Community Bank fails to meet any standard prescribed by these guidelines, it may require Sound Community Bank to submit an acceptable plan to achieve compliance with the standard. Among these safety and soundness standards are FDIC regulations that require Sound Community Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans. These standards, which must be consistent with safe and sound banking practices, establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. Sound Community Bank is obligated to monitor conditions in its real estate markets to ensure that its standards remain appropriate for current market conditions. Sound Community Bank’s Board of

Directors is required to review and approve Sound Community Bank’s standards at least annually. The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans. Under the guidelines, the aggregate level of all loans in excess of the supervisory loan-to-value ratios should not exceed an aggregate limit of 100% of total capital, and within the aggregate limit, the total of all loans for commercial, agricultural, multifamily or other non-one-to-four family residential properties should not exceed 30% of total capital.
Loans in excess of the supervisory loan-to-value ratio limitations must be identified in Sound Community Bank’s records and reported at least quarterly to Sound Community Bank’s Board of Directors. Sound Community Bank is in compliance with the records and reporting requirements. At December 31, 2024, Sound Community Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were $526 thousand and were within the aggregate limits set forth in the preceding paragraph.
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
The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution applied to its deposit base, which is its average consolidated total assets minus its Tier 1 capital. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. Total base assessment rates currently range from 5 to 32 basis points subject to certain adjustments. The FDIC has authority to increase insurance assessments. In October 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rates by two basis points beginning in the first quarterly assessment period of 2023. Any significant increases in insurance assessments in the future may have an adverse effect on the operating expenses and results of operations of the Company.
The FDIC also conducts examinations of and requires reporting by state non-member banks, such as Sound Community Bank. In addition, the FDIC may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. Management is not aware of any existing circumstances which would result in termination of the Bank's deposit insurance.
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
The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. At December 31, 2024, Sound Community Bank’s aggregate recorded loan balances for construction, land development and land loans were 63.9% of CBLR Capital. In addition, at December 31, 2024, Sound Community Bank’s loans on all commercial real estate, including construction, owner and non-owner occupied commercial real estate, and multi-family lending, as defined by the FDIC, were 348.5% of CBLR Capital.
Transactions with Related Parties. Sound Financial Bancorp and Sound Community Bank are separate and distinct legal entities. Sound Community Bank is an affiliate of Sound Financial Bancorp and any non-bank subsidiary of the latter. Federal laws restrict the ability of banks to engage in certain transactions with their affiliates. Under Section 23A of the Federal Reserve Act, “covered transactions” between a bank and an affiliate are limited to 10% of the bank's capital and surplus, with an aggregate cap of 20% for all affiliates. Further, loans and extensions of credit considered covered transactions typically require collateral in specified amounts. Section 23B of the Federal Reserve Act further mandates that such transactions be conducted on terms as favorable to the bank as those with non-affiliates.

Capital Rules. Sound Community Bank and Sound Financial Bancorp are required to maintain specified levels of regulatory capital under regulations of the FDIC and FRB, respectively. In September 2019, the regulatory agencies, including the FDIC and FRB, adopted a final rule, effective January 1, 2020, creating a CBLR for institutions with total consolidated assets of less than $10 billion, and that meet other qualifying criteria related to off-balance sheet exposures and trading assets and liabilities. The CBLR provides for a simple measure of capital adequacy for qualifying institutions. Management has elected to use the CBLR framework for the Bank and Company.

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

At December 31, 2024, the Bank’s CBLR was 10.60%. Management monitors the Bank's capital levels to provide for current and future business opportunities and to maintain Sound Community Bank’s “well-capitalized” status. At December 31, 2024, Sound Community Bank was considered “well-capitalized” under applicable banking regulations.

See "Note 16—Capital" in Notes to Consolidated Financial Statements in "Part II. Item 8. Financial Statements and Supplementary Data" and "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for additional regulatory capital information.

The FASB has adopted a new accounting standard for GAAP that became effective for the Company and Bank on January 1, 2023. This standard, referred to as Current Expected Credit Loss or CECL, requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the previous method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital.
The federal banking regulators (the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC) have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.
Community Reinvestment Act and Consumer Protection Laws. In connection with its lending and other activities, Sound Community Bank is subject to a number of federal and state laws designed to protect clients and promote lending to various sectors of the economy and population. These include, among others, the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Community Reinvestment Act (“CRA”). Among other things, these laws:
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

The Consumer Financial Protection Bureau (“CFPB”), an independent agency within the Federal Reserve, has the authority to amend existing federal consumer protection regulations and implement new regulations, and is charged with examining the compliance of financial institutions with assets in excess of $10 billion with these rules. Sound Community Bank’s compliance with consumer protection rules is examined by the WDFI and the FDIC. As of now, the CFPB's future remains uncertain, with ongoing discussions about potential restructuring or replacement by other regulatory frameworks.
In addition, federal and state regulations limit the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.
The CRA requires the appropriate federal banking agency to assess a bank’s record in meeting the credit needs of the communities served by the bank, including low- and moderate-income neighborhoods. The FDIC examines Sound Community Bank for compliance with its CRA obligations. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance” and the appropriate federal banking agency is to take this rating into account in the evaluation of certain applications of the institution, such as an application relating to a merger or the establishment of a branch. An unsatisfactory rating may be the basis for the denial of such an application. The CRA also requires that all institutions make public disclosures of their CRA ratings. Sound Community Bank received a “satisfactory” rating in its most recent CRA evaluation.
On October 24, 2023, the federal banking agencies, including the FDIC, issued a final rule designed to strengthen and modernize regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. The applicability date for the majority of the changes is January 1, 2026, with additional requirements becoming applicable on January 1, 2027.
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
On November 18, 2021, the federal banking agencies announced the adoption of a final rule providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the rule requires a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours. Compliance with the rule was required starting May 1, 2022. Non-compliance with federal or similar state privacy and cybersecurity laws and regulations could lead to substantial regulatory fines and penalties, damages from private causes of action and/or reputational harm.
In July 2023, the SEC adopted rules requiring registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance. The rules require registrants to disclose on Form 8-K any cybersecurity incident they determine to be material and to describe the material aspects of the incident's nature, scope, and timing, as well as the material impact or reasonably likely material impact on the registrant. For information regarding the Company’s cybersecurity risk management, strategy, and governance, see “Item 1C.” in this Form 10-K.
Anti-Money Laundering and Customer Identification. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) was signed into law on October 26, 2001. The USA PATRIOT Act and the Bank Secrecy Act requires financial institutions to develop programs to prevent themselves from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts, and, effective in 2018, the beneficial owners of accounts. Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications.

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

The Bank is authorized to borrow from the Federal Reserve Bank "discount window." An eligible institution need not exhaust other sources of funds before going to the discount window, nor are there restrictions on the purposes for which the institution can use primary credit. At December 31, 2024, the Bank had no outstanding borrowings from the discount window.

Federal Home Loan Bank System. Sound Community Bank is a member of one of the 11 regional FHLBs, each of which serves as a reserve, or central bank, for its members within its assigned region and is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. The FHLBs make loans to members in accordance with policies and procedures, established by the Boards of Directors of the FHLBs, which are subject to the oversight of the Federal Housing Finance Agency. All borrowings from the FHLBs are required to be fully secured by sufficient collateral as determined by the FHLBs. In addition, all long-term borrowings are required to provide funds for residential home financing. Sound Community Bank had $25.0 million of outstanding borrowings with the FHLB of Des Moines and an available line of credit of $172.3 million at December 31, 2024. We rely in part on FHLB advances to fund asset and loan growth. We also use short-term funding available on our line of credit with the FHLB of Des Moines.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines based on the Bank's asset size and level of borrowings from the FHLB of Des Moines. At December 31, 2024, the Bank owned $1.7 million in FHLB of Des Moines stock, which was in compliance with this requirement. The FHLB of Des Moines has historically paid quarterly dividends, and the Bank received $201 thousand in dividends from the FHLB of Des Moines during the year ended December 31, 2024.

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
Limitations on Dividends and Stock Repurchases
Sound Financial Bancorp. Sound Financial Bancorp’s ability to declare and pay dividends is subject to the Federal Reserve’s limits and Maryland law and may depend on its ability to receive dividends from Sound Community Bank.
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
Under Maryland corporate law, Sound Financial Bancorp generally may not pay dividends if after that payment it would not be able to pay its indebtedness as the indebtedness becomes due in the usual course of business, or its total assets would be less than the sum of its total liabilities.
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

Employees and Human Capital
At December 31, 2024, we had a total of 108 full-time employees and 15 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.
To facilitate talent attraction and retention, we strive to make Sound Community Bank an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by market-based compensation, benefits, health and welfare programs. At December 31, 2024, approximately 62% of our workforce was female and approximately 38% was male, and women held 69% of the Bank's management roles. The average employee tenure was 6.14 years.
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
The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety, and wellness of our employees. In support of our commitment, our gym reimbursement includes all physical and mental wellness activities. We provide our employees and their families with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant operating environment changes that we determined were in the best interest of our employees, as well as the communities in which we operate. The employment practices developed during the pandemic continue to apply to our remote workers and allow us to recruit and retain skilled workers from areas outside our geographic footprint
A core value of our talent management approach is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and commitment in our employee base which in turn grows our business, our products, and our customers, while adding new employees and external ideas supports a continuous improvement mindset. We believe that our average tenure of over six years reflects the engagement of our employees in this talent management philosophy.

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
Substantially all our loans are to businesses and individuals in the state of Washington. Accordingly, local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans. Further, as a result of a high concentration of our customer base in the Puget Sound area and eastern Washington state regions, the deterioration of businesses in these areas, or one or more businesses with a large employee base in these areas, could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. Broader economic factors such as inflation, unemployment and money supply fluctuations also may adversely affect our profitability. Trade wars, tariffs, or shifts in trade policies between the United States and other nations could disrupt supply chains, increase costs for businesses, and reduce export opportunities for our customers. These developments may, in turn, negatively impact these businesses and, by extension, our operations and financial performance.

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
•Elevated instances of loan delinquencies, problem assets, and foreclosures.
•An increase in our allowance for credit losses on loans.
•Reduced values in collateral securing our loans, thereby diminishing borrowing capacities and asset values tied to existing loans.
•Reduced net worth and liquidity of loan guarantors, possibly impairing their ability to meet commitments to us.
•Reduction in our low-cost or noninterest-bearing deposits.

Moreover, a significant decline in local, regional or national economic conditions caused by inflation, recession, severe weather, natural disasters, widespread disease or pandemics, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, trade-related pressures that may affect construction costs or materials availability, unemployment or other factors beyond our control could negatively affect the financial results of our banking operations. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans and leases, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses.
Monetary policy, inflation, deflation, and other external economic factors could adversely impact our financial performance and operations.
Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could lead to inflation, deflation, or other economic phenomena that could adversely affect our financial performance. Higher U.S. tariffs on imported goods could exacerbate inflationary pressures by increasing the cost of goods and materials for businesses and consumers. This may particularly affect small to medium-sized businesses, as they are less able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, our business clients may experience increased financial strain, reducing their ability to repay loans and adversely impacting our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to us to increase, which could adversely affect our results of operations and financial condition. Virtually all of our assets and liabilities are monetary in nature and, as a result, market interest rates tend to have a more significant impact on our performance than general levels of inflation or deflation. However, interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services, creating additional uncertainty in the economic environment.
Risks Related to Our Lending

Our loan portfolio includes loans with a higher risk of loss.
Our origination of commercial and multifamily real estate, construction and land, consumer and commercial business loans, typically present different risks to us than our one-to-four family residential loans for a number of reasons, including as follows:
•Construction and Land Loans. Construction lending carries inherent uncertainties in estimating a property's future value upon project completion and the overall cost, encompassing interest, for project fulfillment. These uncertainties arise from challenges in estimating construction costs, assessing the market value upon project completion, and considering the impact of governmental regulations on real property. Consequently, accurately evaluating the total funds required to complete a project and determining the loan-to-value ratio for the completed project is often challenging. We may encounter scenarios where advancing funds beyond the committed amount becomes necessary to ensure project completion due to inaccurate estimations of construction costs, potentially resulting in inadequate security for loan repayment upon project completion and subsequent losses. Challenges such as disputes between borrowers and builders, builder failures to pay subcontractors, and the concentration of higher loan amounts among a limited number of builders further increase risk exposure. A downturn in the housing or real estate market could escalate delinquencies, defaults, and foreclosures, substantially impairing collateral values and complicating the process of selling foreclosed properties. Multiple loans with a single builder amplify our risk exposure, wherein adverse developments in one loan or credit relationship pose significant loss potential. Some construction loans involve interest accumulation without borrower payments, impacting construction loan dynamics if market interest rates rise, leading to increased borrowing costs for end purchasers and potentially reducing homebuyer financing capabilities or overall project demand. Properties under construction are challenging to sell and often necessitate completion before successful sale, further complicating the management of problematic construction loans. This could require additional fund allocation or engagement with alternate builders, adding market risks in selling projects at future market prices that may not cover outstanding loan funds, construction, and liquidation costs. Our construction loans include those with finalized sales contracts or permanent loans for finished homes and speculative construction loans where purchasers may not be identified during or post-construction. Speculative construction loans to builders pose higher potential risks than loans for personal residences. We aim to mitigate these risks by actively monitoring local housing markets and unsold homes in our portfolio, and balancing home sales with new loan originations. We consider various factors, including builder financial capacity, market demand, and inventory ratios, while working with numerous small and mid-sized builders across geographic regions within our service area to diversify speculative construction lending risks.
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
In recent years, the commercial real estate market has experienced substantial growth, with increased competition contributing to historically low capitalization rates and rising property values. However, the economic disruption caused by the COVID-19 pandemic significantly impacted this market. The pandemic also accelerated the adoption of remote work, which has led many companies to re-evaluate their long-term real estate needs. While some businesses are returning to traditional office environments, others are downsizing or shifting to hybrid models, creating uncertainty in demand for office space and other commercial properties. This trend could result in prolonged vacancies, declining rental income, and reduced property values, adversely affecting the performance of our commercial real estate loan portfolio. Federal banking regulators also have raised concerns about weaknesses in the commercial real estate market. Failures in our risk management policies and controls could lead to higher delinquencies and losses, adversely affecting our business, financial condition, and results of operations.

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
•Consumer Loans.  Generally, we consider consumer loans to involve a different degree of risk compared to first mortgage loans on one-to-four family residential properties. As a result of our large portfolio of consumer loans, we may need to increase the level of our allowance for credit losses on loans, which could decrease our profits. Consumer loans, particularly those secured by assets that depreciate rapidly like manufactured homes, automobiles, and recreational vehicles, generally carry a higher degree of risk. Upon default, repossessed collateral from these loans might not adequately cover the outstanding loan balance. In particular, manufactured home loans pose higher risks due to the cost and difficulty of relocating the manufactured home when repossessed and the limited market for resale, especially with the diminishing number of manufactured home parks in the Puget Sound area. A significant portion of our manufactured home loan borrowers are first-time home buyers, typically exhibiting higher credit risk due to limited financial resources. Consequently, these loans tend to experience increased default probabilities, higher delinquency rates and greater servicing costs compared to other consumer loans.
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
Our first-lien one-to-four family real estate loans are primarily made based on the repayment ability of the borrower and the collateral securing these loans. Home equity lines of credit generally entail greater risk than one-to-four family residential mortgage loans where we are in the first-lien position. For those home equity lines secured by a second mortgage, it is less likely that we will be successful in recovering all of our loan proceeds in the event of default. Our foreclosure on these loans requires that the value of the property be sufficient to cover the repayment of the first mortgage loan, as well as the costs associated with foreclosure.
This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A downturn in the economy or the housing market in our market areas or a rapid increase in interest rates may reduce the value of the real estate collateral securing these types of loans and increase the risk that we would incur losses if borrowers default on their loans. Residential loans with high combined loan-to-value ratios generally will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which will in turn adversely affect our financial condition and results of operations. A majority of our residential loans are “non-conforming” because they are adjustable-rate mortgages which contain interest rate floors or do not satisfy credit or other requirements due to the borrower’s personal and financial circumstances (i.e., divorce, bankruptcy, length of time employed, etc.), conforming loan limits (i.e., jumbo mortgages), and other requirements imposed by secondary market purchasers. Some of these borrowers have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy a need in our local market areas. As a result, subject to market conditions, we intend to continue to originate these types of loans.
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
The determination of the appropriate allowance for credit losses involves a significant degree of subjectivity, relying on substantial estimates of both current credit risks and future trends, all of which are subject to potential material changes. Inaccuracies in our estimations could lead to an insufficient allowance for credit losses, necessitating increases through provisions for credit losses, adversely impacting our net income. Additionally, as we acknowledge the potential impact of significant portfolio growth, new loan products, and refinancing activities, these actions may result in portfolios consisting of unseasoned loans that may not perform as anticipated, elevating the risk of an inadequate allowance to absorb losses without additional provisions. Bank regulatory agencies also periodically review our allowance for credit losses on loans. Based on their assessment, they may require increased provisions or loan charge-offs.A material decrease in the credit quality of our loan portfolio, significant changes in the risk profile of markets, industries, or customer groups, or inadequacy in the allowance for credit losses could have a materially adverse impact on our business, financial condition, liquidity, capital, and results of operations.
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
The yields we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities are generally fixed for a contractual period of time. Like many financial institutions, our liabilities generally have shorter contractual maturities than our assets. This mismatch exposes us to significant earnings volatility as market interest rates fluctuate. Shifts in interest rates can also impact the average lifespan of loans and mortgage-backed securities. In periods of rising interest rates, the growth rate of interest income from our interest-earning assets might lag behind the accelerating interest expenses on our interest-bearing liabilities. Conversely, declining interest rates can trigger increased loan prepayments and mortgage-backed security redemptions as borrowers seek lower borrowing costs through refinancing. This introduces reinvestment risk, where the challenge lies in reinvesting prepayments at rates comparable to those initially earned on the prepaid loans or securities. Moreover, an inverted interest rate yield curve, wherein short-term interest rates (which are usually the rates at which financial institutions borrow funds) surpass long-term rates (which are usually the rates at which financial institutions lend funds for fixed-rate loans), can compress a financial institution's net interest margin. This occurrence poses financial risks, particularly for institutions that originate longer-term, fixed-rate mortgage loans. As of December 31, 2024, approximately 52.4% of our loan portfolio consisted of fixed-rate loans, potentially exposing us to these risks.
As of December 31, 2024, our deposit composition included $274.3 million in certificates of deposit maturing within one year and $542.0 million in noninterest-bearing, NOW checking, savings, and money market accounts. In a rising rate environment, retaining deposits can become costlier. If deposit and borrowing rates rise faster than loan and investment yields, our net interest income and overall earnings could decline. Additionally, adjustable-rate residential mortgage loans and home equity lines of credit may face increased default risks in a rising rate environment.
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
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for credit losses on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports. Changes in interest rates can also have an adverse effect on our financial condition, as our AFS securities are reported at their estimated fair value and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the AFS securities, net of taxes. Declines in market value could result in credit losses on these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. At December 31, 2024, we had no allowance for credit losses on securities.
An increase in interest rates, changes in the programs offered by Fannie Mae or our ability to qualify for its programs may reduce our mortgage revenues, which would negatively impact our noninterest income.
The sale of residential mortgage loans to Fannie Mae contributes significantly to our non-interest income. Future changes in Fannie Mae’s program, our eligibility to participate, the criteria for loan acceptance, or related laws that significantly affect the activity of Fannie Mae could materially adversely affect our results of operations.
Mortgage banking is generally considered a volatile source of income because it depends largely on loan volume, which is influenced by prevailing market interest rates. In a rising or higher interest-rate environment, the demand for mortgage loans, particularly refinancing of existing mortgage loans, tends to fall and our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold. This would result in a decrease in mortgage revenues and a corresponding decrease in noninterest income. Our results of operations are also affected by noninterest expenses associated with mortgage banking activities, including salaries and employee benefits, occupancy, equipment, data processing, and other operating costs. During periods of reduced loan demand, we may face challenges in reducing these expenses proportionately, which could adversely impact our results of operations. Although we sell loans into the secondary market without recourse, we provide customary representations and warranties to buyers. If these representations and warranties are breached, we may be required to repurchase the loans, potentially incurring a loss.
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
We rely on certain external vendors to provide products and services essential to our day-to-day operations. These third-party vendors expose us to operational and information security risks, including operational errors, system failures, interruptions or breaches, and unauthorized disclosures of sensitive or confidential information. Past incidents involving third-party vendors have demonstrated the potential for such risks to disrupt our operations, impair customer service, damage our reputation, or expose us to litigation.
While we work closely with our vendors to implement appropriate security measures and monitoring processes to mitigate these risks, no system is entirely immune to breaches or other security events. Such incidents could materially and adversely affect our business, financial condition, and results of operations.
Our current and future uses of Artificial Intelligence (AI) and other emerging technologies may create additional risks.
The increasing adoption of AI in financial services presents significant opportunities but also introduces a range of risks that could impact our operations, regulatory compliance, and customer trust. AI introduces model risk, where flawed algorithms or biased data could result in inaccurate credit decisions, compliance violations, or discriminatory outcomes in lending or customer service. Cybersecurity threats, such as data breaches, adversarial attacks, and data poisoning, pose significant challenges, particularly as these systems handle large volumes of sensitive customer information. Additionally, the opaque nature of some AI models, often referred to as "black-box" systems, raises regulatory compliance concerns, as regulators increasingly require transparency and explainability in AI-driven decision-making.
Operational risks also arise from potential system failures, over-reliance on AI, and integration challenges with existing infrastructure. Disruptions in AI systems could impact critical functions such as fraud detection, transaction monitoring, and customer support. Ethical and reputational risks, including unintended consequences or perceived unfairness in AI-driven decisions, may erode customer trust and expose us to regulatory scrutiny.
Mitigating these risks requires a robust governance framework, regularly testing and auditing of AI models, and strong human oversight. Investments in cybersecurity, data privacy protections, and employee training are critical to managing these risks.
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
The banking industry is extensively regulated. Federal banking regulations are designed primarily to protect the deposit insurance funds and customers, not to benefit a company’s shareholders. These regulations may sometimes impose significant limitations on our operations. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulation or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a material impact on our operations, impact the capital or liquidity requirements applicable to us, increase our costs of regulatory compliance and of doing business, and adversely affect our profitability. In this regard, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”), published guidelines in 2014 for financial institutions servicing cannabis businesses that are legal under state law. These guidelines generally allow us to work with cannabis-related businesses that are operating in accordance with state laws and regulations, so long as we comply with required regulatory oversight of their accounts with us. Legislation has previously been introduced in Congress that would allow banks and financial institutions to serve cannabis businesses in states where it is legal without any risk of federal prosecution but has yet to be enacted. At December 31, 2024, approximately 5.1% of our total deposits and a portion of our service charges from deposits are from legal cannabis-related businesses.
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
The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending, should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100% or more of the bank’s total regulatory capital (or in the case of a bank, such as the Bank, that has elected to follow the CBLR framework, CBLR Capital (Tier 1 capital plus the entire allowance for loan and lease losses), or (ii) total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total regulatory capital or CBLR Capital, as appropriate, and the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of their real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. At December 31, 2024, Sound Community Bank’s aggregate recorded loan balances for construction, land development and land loans were 63.9% of CBLR Capital. In addition, at December 31, 2024, Sound Community Bank’s loans on all commercial real estate, including construction, owner and non-owner occupied commercial real estate, and multi-family lending, as defined by the FDIC, were 348.5% of CBLR Capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.
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
Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social, and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds, and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions, and human rights. Increased ESG-related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements, or investor or stakeholder expectations and standards, could negatively impact our reputation, ability to do business with certain partners, and our stock price.

Recent changes in the regulatory landscape under the new Trump administration have moved toward a reduction in emphasis on certain ESG priorities, particularly around climate change and diversity, equity, and inclusion (“DEI”). This shift is leading to the rollback of regulations that mandate specific disclosures and operational practices in these areas. However, some stakeholder groups continue to demand greater transparency and action, resulting in a complex and potentially conflicting environment for companies. If regulatory enforcement of ESG-related policies becomes less stringent, companies may face reputational risks if their practices are seen as insufficient or inconsistent with broader societal expectations, especially related to DEI and environmental stewardship. As a result, navigating this evolving regulatory and public opinion landscape may require us to balance compliance with regulatory requirements against maintaining investor, customer, and stakeholder trust.
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
Raising funds through deposits, borrowings, loan sales, or sales of investment securities is essential for our liquidity. We primarily rely on customer deposits and occasionally borrow from entities like the FHLB of Des Moines, the Federal Reserve, and other wholesale funding sources. Several factors influence our liquidity, including (i) interest rate trends and competition affecting deposit flows and loan prepayments and (ii) potential limitations arising from changes in FHLB of Des Moines’ underwriting guidelines, which could restrict our borrowing capacity. While historically we have successfully replaced maturing deposits and borrowings, future replacements may be challenged by shifts in our financial condition, FHLB of Des Moines’ status, or market conditions.
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
The effects of climate change continue to raise significant concerns about the state of the environment. However, under the new Trump administration, federal policy may shift to reduce the emphasis on climate change initiatives and environmental regulations. This could include scaling back federal participation in international agreements, such as the Paris Agreement, and reducing regulatory pressures on businesses, including banks, to address climate-related risks. Legislative and regulatory proposals aimed at combating climate change may face greater scrutiny or diminished priority.
The lack of empirical data regarding the financial and credit risks posed by climate change makes it difficult to predict its specific impact on our financial condition and results of operations. However, the physical effects of climate change, such as more frequent and severe weather disasters, could directly affect us. For instance, such events may damage real property securing loans in our portfolio or reduce the value of that collateral. If our borrower’s insurance is insufficient to cover these losses or if insurance becomes unavailable, the value of collateral securing our loans could be negatively affected, potentially impacting our financial condition and results of operations. Moreover, climate change may adversely affect regional and local economic activity, harming our customers and the communities in which we operate. Regardless of changes in federal policy, the effects of climate change and their unknown long-term impacts could still have a material adverse effect on our financial condition and results of operations.
If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.
We maintain an enterprise risk management program that is designed to identify, quantify, monitor, report, and control the risks that we face. These risks include interest-rate, credit, liquidity, operations, reputation, compliance and litigation risks. We also maintain a compliance program to identify, measure, assess, and report on our adherence to applicable laws, policies and procedures. While we assess and improve these programs on an ongoing basis, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate all risk and limit losses in our business. As with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business, financial condition and results of operations could be materially adversely affected.
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
We are required by regulatory authorities to maintain adequate levels of capital to support our operations. At some point, we may need to raise additional capital to support our growth or replenish future losses. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, any additional capital we obtain may dilute the interests of existing holders of our common stock. Further, if we are unable to raise additional capital when required by our banking regulators, we may be subject to adverse regulatory action.
As a community bank, maintaining our reputation in our market area is critical to the success of our business, and the failure to do so may materially adversely affect our performance.
We are a community bank, and our reputation is one of the most valuable components of our business. A key aspect of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our current market and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. We provide many different financial products and rely on the ability of our employees and systems to process a significant number of transactions. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected.
The Company might not be able to attract and retain skilled employees.
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
The Company's ability to pay dividends, repurchase stock and make subordinated debt payments is subject to the ability of the Bank to make capital distributions to the Company.
The Company is a separate legal entity from its subsidiary bank and does not have significant operations of its own. The long-term ability of the Company to pay dividends to its stockholders, repurchase its stock and make debt payments is based primarily upon the ability of the Bank to make capital distributions to the Company, and also on the availability of cash at the holding company level. The availability of dividends from the Bank is limited by the Bank's earnings and capital, as well as various statutes and regulations. Under certain circumstances, capital distributions from the Bank to the Company may be subject to regulatory approvals. If the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock, repurchase its common stock or make payments on its outstanding debt. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations, and future prospects and the value of the Company's common stock. At December 31, 2024, Sound Financial Bancorp had $1.3 million in unrestricted cash to support dividend and debt payments. See "Part I. Item 1. Business—How We Are Regulated—Regulation of Sound Community Bank—Capital Rules” and “—Regulation of Sound Financial Bancorp—Limitations on Dividends and Stock Repurchases" for additional information.

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
Our cybersecurity risk management program contains eleven key elements: Information Security Policies, Strategic Planning, Risk Assessment, Audit and Examination, Business Continuity Planning, Incident Response Planning, Third-Party Due Diligence, Cyber Insurance Coverage, Employee Training and Testing, Patch and Vulnerability Management, and the Federal Financial Institutions Examination Council (“FFIEC”) Cyber Assessment Tool (“CAT”).
The Company is committed to protecting the information of clients, employees, and stakeholders from both conventional and cyber threats. This commitment is upheld through the implementation of our comprehensive Information Security Program (“ISP”), designed to ensure the confidentiality, integrity, and availability of critical information technology (“IT”) systems and data.
The Information Security Steering Committee (“ISSC”), appointed by the Board, bears the responsibility for cybersecurity risk management and strategy. It aids the Board in fulfilling its oversight duties related to IT security, aligning with the Bank’s business strategy, and adhering to regulatory requirements. The Virtual Chief Information Security Officer (“vCISO”), who is also appointed by the Board, oversees the ISP and coordinates the ISSC.
The ISSC's responsibilities encompass:
•Review and approval of the ISP-related documents, including policies, strategies, plans and risk assessments;
•Monitoring of control statuses and program gaps, including findings from audit reports and assessments;
•Participation in program assessments, such as risk and business impact assessments;
•Providing input on mitigation of current issues and threats;
•Reporting, at least quarterly, to the Enterprise Risk Management Committee on ISSC activities and risk impacts on the Risk Appetite Statement.
•Reporting, at least annually, to the Board on the status of the ISP, covering compliance, risk management, vendor management, audit and testing results, breaches and incidents, and recommended updates to the ISP.
The Company’s approach to managing cybersecurity risks is shaped by insights from the FFIEC CAT, a tool designed for assessing and improving cybersecurity practices. This tool undergoes a thorough examination by an independent third-party on an annual basis to ensure an unbiased and comprehensive evaluation. In its most recent assessment in 2023, the FFIEC CAT identified that the Company is operating at an acceptable level of cyber maturity. This means the Company is effectively handling the inherent risks it faces in five critical areas: cyber risk management and oversight, collaboration on threat intelligence, implementation of cybersecurity controls, management of external dependencies, and resilience in handling cyber incidents.
To stay ahead of potential cybersecurity challenges, the Company has established a formal process. This process is activated whenever the FFIEC CAT or the ISSC identifies changes in inherent risks. In response, the Company proactively updates its cybersecurity objectives, policies, and tactical goals. This ensures that the Company’s cybersecurity strategy remains responsive, continuously adapting to emerging threats and evolving industry standards.
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
Governance
The Board of Directors oversees cybersecurity risk management as part of its broader risk oversight responsibilities. The Board receives at least annual reports from the ISSC on cybersecurity risks, emerging threats, regulatory developments, and the effectiveness of our information security program. The Board also reviews and approves the ISP annually to ensure alignment with business strategy and regulatory requirements.
The ISSC, chaired by the vCISO, is responsible for implementing cybersecurity risk management policies and strategies. The vCISO, appointed by the Board, has extensive experience in information security, holding various professional certifications, including a Certified Information Systems Security Professional (“CISSP”). The ISSC also includes senior executives from risk, compliance, IT, and internal audit functions, ensuring a multidisciplinary approach to managing cybersecurity threats.
Adherence to the ISP is of utmost importance, and any exceptions to policy must be recommended by the ISSC, approved by the Enterprise Risk Management Committee, and reported to the Board at least annually.
The ISSC includes key personnel including the vCISO, Chief Operating Officer, Technology Services Director, Information Technology Manager, Internal Audit Manager, Compliance Manager, and Information Security Specialists.The ISSC members bring diverse qualifications, certifications, and extensive experience to the table. This collective expertise ensures a comprehensive and well-rounded approach to our information security initiatives.
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
Six of our nine offices, including our headquarters, are leased, and each of the leases include renewal options, with the obligation to cover property taxes and operating expenses. Our total rental expense was $1.1 million for both the year ended December 31, 2024 and the year ended December 31, 2023. The aggregate net book value of our land, buildings, leasehold improvements, furniture and equipment was $4.7 million at December 31, 2024. See also "Note 7—Premises and Equipment" in the Notes to Consolidated Financial Statements contained in "Part II. Item 8. Financial Statements and Supplementary Data" of this report on Form 10-K. In the opinion of management, our existing facilities are adequate and suitable for our current needs. We may consider opening additional banking offices in subsequent years to enhance service to existing clients and attract new ones; however, we have no current plans to open any new branches. Any such decisions would be made based on ongoing strategic evaluations and the evolving needs of the business.
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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of Sound Financial Bancorp is listed on The NASDAQ Capital Market under the symbol "SFBC." There were approximately 243 holders of record of our common stock at March 13, 2025.
Sound Financial Bancorp has historically paid cash dividends to its common stockholders. In 2024, the Company paid quarterly cash dividends totaling $0.76 per share for the year, and currently pays a quarterly cash dividend of $0.19 per share. Our cash dividend policy is reviewed regularly by management and the Board of Directors. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. We currently expect our quarterly cash dividends will continue for the foreseeable future. No assurances, however, can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from Sound Community Bank, which are restricted by federal regulations.
Equity Compensation Plan Information
The equity compensation plan information presented in "Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Form 10-K is incorporated herein by reference.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended December 31, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2024 - October 31, 2024	—	$—	—	$1,435,350
November 1, 2024 - November 30, 2024	—	—	—	1,435,350
December 1, 2024 - December 31, 2024	—	—	—	1,435,350
Total	—		—	$1,435,350
(1)On January 26, 2024, the Company announced that its Board of Directors approved an extension of the Company’s then-existing stock repurchase program, which was set to expire on January 31, 2024, until January 26, 2025. Under this stock repurchase program, the Company was authorized to repurchase up to $1.5 million of its outstanding shares of common stock from time to time in the open market, based on prevailing market prices, or in privately negotiated transactions. The Company’s Board of Directors did not extend this repurchase program or adopt a new repurchase program after this program expired on January 26, 2025.

Item 6.    [Reserved]

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis reviews our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the Consolidated Financial Statements and notes thereto that appear in "Part II. Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The information contained in this section should be read in conjunction with these Consolidated Financial Statements and notes and the business and financial information provided in this Form 10-K.

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
We originated $39.9 million and $53.1 million of one-to-four family loans during the years ended December 31, 2024 and 2023, respectively. We had no purchases of one-to-four family loans during the years ended December 31, 2024 and 2023. During those two years, we sold $14.2 million and $17.1 million, respectively, of one-to-four family loans.
Our strategic plan targets consumers, small- and medium-sized businesses, and professionals within our market area for loans and deposits. In managing the size and concentrations of our loan portfolio, we focus on including a significant amount of commercial business and commercial and multifamily real estate loans. A significant portion of our commercial business and commercial and multifamily real estate loans have adjustable rates, higher yields and shorter terms, and higher credit risk than traditional residential fixed-rate mortgage loans.
In 2022 and continuing into 2023, due to a generally illiquid jumbo loan market for residential mortgage loans, we retained a higher proportion of these jumbo loans than historically, resulting in commercial business and commercial and multifamily real estate loans making up a lower percentage of our overall portfolio. Our commercial loan portfolio (commercial and multifamily real estate and commercial business loans) totaled $387.1 million or 42.9% of our loan portfolio at December 31, 2024, up slightly from $336.0 million or 37.5% of our loan portfolio at December 31, 2023. Our consumer loan portfolio, which includes manufactured and floating homes and other consumer loans, increased to $145.3 million or 16.2% of our loan portfolio at December 31, 2024, from $130.9 million or 14.6% of our loan portfolio at December 31, 2023.
Our operating revenues are derived principally from earnings on interest-earning assets, service charges and fees, and gains on the sale of loans. The ongoing high interest rate environment is expected to continue exerting downward pressure on our net gain on sale of loans, and keeping borrowing costs elevated. This may adversely affect our net interest income and net interest margin in 2025. While the high interest rate environment also impacts the interest expense paid on our deposits, potentially reducing net interest margin as deposit rates rise, we expect the rates earned on our loan portfolio to continue repricing at higher yields. To meet our funding requirements, we rely on various sources, including deposits (both retail and brokered), FHLB advances, borrowings through the Federal Reserve, and payments received on loans and securities. We offer a diverse range of deposit accounts to our customers, including savings, money market, NOW (negotiable order of withdrawal), interest-bearing and noninterest-bearing demand accounts, as well as certificates of deposit. This variety of deposit accounts provides customers with flexibility in terms of interest rates and terms to suit their financial preferences.
The provision for credit losses, or the release of such provision, is essential for maintaining the ACL at a level sufficient to cover estimated lifetime credit losses in our loan portfolio, including unfunded loan commitments. An increase in our loan portfolio or a rise in estimated lifetime credit losses may result in additional provisions for credit losses, thereby decreasing net income. However, improvements in loan risk ratings, increased property values, or recoveries of previously charged-off amounts may partially or fully offset the required increase in the ACL due to factors such as loan growth or an increase in estimated lifetime losses on loans and unfunded loan commitments. We recorded a release of provision for credit losses of $120 thousand for the year ended December 31, 2024, consisting of a release of provision for credit losses on loans of $161 thousand and a provision for credit losses on unfunded commitments of $41 thousand, compared to a release of provision for credit losses of $273 thousand for the year ended December 31, 2023, consisting of a provision for credit losses on loans of $564 thousand and a release of the provision for credit losses on unfunded commitments of $837 thousand.
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
Allowance for Credit Losses. The level of the ACL is established using the CECL approach for financial instruments measured at amortized cost and other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable forecasts. The ACL consists of two elements: (1) identification of loans that do not share risk characteristics with collectively evaluated loan pools, which are individually analyzed for expected credit loss and (2) establishment of an ACL for collectively evaluated loan pools based upon loans that share similar risk characteristics.
We estimate the ACL using relevant and reliable information from internal and external sources, related to past events, current conditions, and a reasonable and supportable forecast. Historical credit loss experience for both the Company and segment-specific peers provides the basis for the estimate of expected credit losses. Segments are based upon federal call report segmentation.
We continuously evaluate and update our critical accounting estimates and judgments based on changing conditions. As part of our ongoing enhancement of the ACL methodology, during the year ended December 31, 2024, we made additional improvements to the loss model. This included a qualitative adjustment related to our loan review process and how we adjust for the qualitative component using a scorecard to guide management’s analysis. This change in the ACL is considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments should be made prospectively.
While our policies and procedures used to estimate the ACL, as well as the resulting provision for credit losses reported on the Consolidated Statements of Income, are reviewed periodically by regulators, model validators and internal audit, they are necessarily approximate and imprecise. There are factors beyond our control, such as changes in projected economic conditions, real estate markets or particular industry conditions, which may materially impact asset quality and the adequacy of the ACL and thus the resulting provision for credit losses.
Our ACL analysis is prepared utilizing a qualitative scorecard framework, which establishes bounds for the estimation of loss between a minimum (“Low Watermark”) and a maximum (“High Watermark”) for each segment. The Low Watermark indicates zero credit losses. The High Watermark is established by utilizing the same historical loss rate model used to establish modified loss rates, assuming a worse-case economic scenario. Risk levels are categorized as minor, moderate, major, no change, and improvement, segmenting the gap between the Low Watermark and High Watermark.
In evaluating the results of the sensitivity analysis, the qualitative factor adjustment provided the largest change in the ACL. If all qualitative factors were adjusted from the base model to the High Watermark, the estimated ACL on loans would increase to $25.2 million (2.82%). However, considering all relevant information, management estimated pooled loan losses to range between the base model of $6.1 million (0.69%) and, with all qualitative factors assigned a minor risk level, $12.5 million (1.40%). This evaluation included an assessment of changes to business risks and alignment with the Company’s overall strategy and objectives. Management determined that the Company’s overall strategy and objectives remained constant during the quarter compared to the look-back period. The historical look-back period and loss rate serve as the foundation of the ACL methodology, considering both our loss history and peer loss rates. No historical or recent experience has indicated notable deviations from management’s assessments.
Mortgage Servicing Rights.  We record MSRs on loans sold to Fannie Mae with servicing retained as well as for acquired servicing rights. We stratify our capitalized MSRs based on the type, term and interest rates of the underlying loans. MSRs are carried at fair value. The value is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds, weighted average life and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. If our assumptions prove to be incorrect, the value of our MSRs could be negatively impacted. We use a third party to assist us in the preparation of the analysis of the market value each quarter.
This analysis is conducted using a secondary valuation to assess the sensitivity of prepayment speeds and changes in market value due to fluctuations in the weighted average life. If interest rates were to increase, the prepayment speed of our MSR portfolio would decrease which would also lead to an increase in the weighted average life. Conversely, if interest rates were to decrease, the prepayment speed would increase and the weighted average life would decrease. We performed a sensitivity analysis utilizing two third-party valuations where we compared the assumptions within the models. Under a scenario of a decrease in the prepayment speed, an increase in the discount rate, and a decrease in the weighted average life of the MSR portfolio, the fair value of the MSR portfolio would decrease by approximately $420 thousand. No historical or recent experience has indicated notable deviations from management’s assessments.

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
Focusing on Asset Quality.  We believe that strong asset quality is a key to our long-term financial success. We are focused on monitoring existing performing loans, resolving nonperforming assets and selling foreclosed assets. Nonperforming assets were $7.5 million, or 0.75% of total assets, at December 31, 2024 compared to $4.1 million or 0.42% of total assets, at December 31, 2023. We continually seek to reduce the level of nonperforming assets through collections, modifications and sales of OREO. We also take proactive steps to resolve our non-performing loans, including negotiating payment plans, forbearances, loan modifications and loan extensions on delinquent loans when such actions have been deemed appropriate. Our goal is to maintain or improve upon our level of nonperforming assets by managing all segments of our loan portfolio in order to proactively identify and mitigate risk.
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
Emphasizing Lower Cost Core Deposits to Manage the Funding Costs of Our Loan Growth.  Our strategic focus is to emphasize total relationship banking with our clients to internally fund our loan growth. We also emphasize reducing wholesale funding sources, including FHLB advances, through the continued growth of core deposits. We believe that a continued focus on client relationships will help increase the level of core deposits and retail certificates of deposit from consumers and businesses in our market area. We intend to increase demand deposits by growing retail and business banking relationships. New technology and services are generally reviewed for business development and cost saving opportunities. We continue to experience growth in client use of our online and mobile banking services, which allow clients to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying, while providing our clients greater flexibility and convenience in conducting their banking. In addition to our retail branches, we believe we maintain state of the art technology-based products, such as business cash management, business remote deposit products, business and consumer mobile banking applications and consumer remote deposit products. Total deposits increased to $837.8 million at December 31, 2024, from $826.5 million at December 31, 2023, with core deposits, which we define as our non-time deposit accounts and time deposit accounts of less than $250 thousand, increasing $15.3 million to $731.0 million at December 31, 2024, from $715.7 million at December 31, 2023.
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
Expanding Our Presence, Including Through Digital Channels and Streamlining Operations, Within Our Existing and Contiguous Market Areas and by Capturing Business Opportunities Resulting from Changes in the Competitive Environment.  We believe that opportunities currently exist within our market area to grow our franchise. We anticipate continued organic growth as the local economy and loan demand remain strong, through our marketing efforts and as a result of the opportunities created from the consolidation of financial institutions occurring in our market area. In addition, by delivering high-quality, client-focused products and services, we expect to attract additional borrowers and depositors and thus increase our market share and revenue generation. We continue to be disciplined as it pertains to future expansion, acquisitions and de novo branching focusing on the markets in Western Washington, which we know and understand.

Comparison of Financial Condition at December 31, 2024 and December 31, 2023

	As of December 31,
	2024	2023
Selected Financial Condition Data:
Total assets	$993,633	$995,221
Cash and cash equivalents	43,641	49,690
Total loans held for portfolio, net	891,672	885,718
Loans held-for-sale	487	603
AFS securities, at fair value	7,790	8,287
HTM securities, at amortized cost	2,130	2,166
Bank-owned life insurance (“BOLI”), net	22,490	21,860
OREO and repossessed assets, net	—	575
FHLB stock, at cost	1,730	2,396
Total deposits	837,799	826,539
Borrowings	25,000	40,000
Subordinated notes, net	11,759	11,717
Stockholders' equity	103,666	100,654
General.  Total assets decreased by $1.6 million, or 0.2%, to $993.6 million at December 31, 2024, from $995.2 million at December 31, 2023. This decrease was primarily a result of lower balances of cash and cash equivalents and investment securities, offset by an increase in loans held-for-portfolio.

Cash and Securities.  Cash, cash equivalents, AFS securities and HTM securities decreased by $6.6 million, or 10.9%, to $53.6 million at December 31, 2024 compared to the prior year-end. Cash and cash equivalents decreased $6.0 million, or 12.2%, to $43.6 million at December 31, 2024 compared to the prior year-end due to the increase in loans held-for-portfolio and the payoff of FHLB advances, partially offset by an increase in deposits. AFS securities decreased $497 thousand, or 6.0%, to $7.8 million at December 31, 2024 from the 2023 year end, primarily due to regularly scheduled payments and maturities, and net unrealized losses resulting from the increases in market interest rates during the past 12 months. HTM securities totaled $2.1 million at December 31, 2024 and 2023, and consisted of municipal bonds and agency mortgage-backed securities.
Loans.  Loans held-for-portfolio increased $5.7 million, or 0.6%, to $901.8 million at December 31, 2024 from $896.2 million at December 31, 2023. Loans held-for-sale decreased to $487 thousand at December 31, 2024 from $603 thousand at December 31, 2023 primarily due to timing of originations.
The following table reflects the changes in the loan mix, excluding premiums and deferred fees, of our portfolio at December 31, 2024, as compared to December 31, 2023 (dollars in thousands):

	December 31,		Amount	Percent
	2024	2023	Change	Change
One-to-four family	$269,684	$279,448	$(9,764)	(3.5)%
Home equity	26,686	23,073	3,613	15.7
Commercial and multifamily	371,516	315,280	56,236	17.8
Construction and land	73,077	126,758	(53,681)	(42.3)
Manufactured homes	41,128	36,193	4,935	13.6
Floating homes	86,411	75,108	11,303	15.0
Other consumer	17,720	19,612	(1,892)	(9.6)
Commercial business	15,605	20,688	(5,083)	(24.6)
Total loans	$901,827	$896,160	$5,667	0.6
Commercial and multifamily loans saw the largest increase, rising by $56.2 million, or 17.8%, primarily due to the conversion of completed construction loans to permanent financing. Floating home loans increased by $11.3 million, or 15.0%, while home equity loans grew by $3.6 million, or 15.7%, as homeowners utilized the equity in their homes. Manufactured home loans rose by $4.9 million, or 13.6%, reflecting affordability in the current market, internal efficiencies in loan processing, and successful marketing efforts. These increases were partially offset by declines in other loan categories. Construction and land loans experienced the largest decrease, declining by $53.7 million, or 42.3%, as completed construction loans paid off or converted to permanent financing, while new construction loans have not yet fully advanced. Commercial business loans decreased by $5.1 million, or 24.6%, due to lower outstanding balances on lines of credit and paydowns exceeding new originations. One-to-four family loans declined by $9.8 million, or 3.5%, as a result of elevated mortgage interest rates and a lower supply of housing. Additionally, other consumer loans decreased by $1.9 million, or 9.6%.
The increase in home equity loans was primarily driven by homeowners utilizing the equity in their homes, while the increase in commercial and multifamily loans was primarily due to the conversion of completed construction loans to permanent financing. The increase in manufactured and floating home loans can be attributed to the affordability of these homes in the current market, coupled with internal efficiencies in how we process these loans and successful marketing campaigns.These increases were partially offset by decreases in one-to-four family, construction and land, and commercial business loans. The decrease in construction and land loans was due to construction loans completing and paying off or converting to permanent financing, while new construction loans have not fully advanced. The decrease in commercial business loans were primarily from lower outstanding balances on lines of credit and paydowns exceeding new originations.
The loan portfolio remains well-diversified with commercial and multifamily real estate loans accounting for 41.2% of the portfolio, one-to-four family real estate loans, including home equity loans, accounting for approximately 32.9% of the portfolio and consumer loans, consisting of manufactured homes, floating homes, and other consumer loans, accounting for 16.2% of the total loan portfolio at December 31, 2024. Construction and land loans accounted for 8.1% of the portfolio and commercial business loans accounted for the remaining 1.7% of the portfolio at December 31, 2024.
Nonperforming Assets.  Nonperforming assets, comprised of nonperforming loans (nonaccrual loans and nonperforming modified loans to troubled borrowers) and OREO and repossessed assets, increased $3.4 million, or 81.3%, to $7.5 million, or 0.75% of total assets, at December 31, 2024 from $4.1 million, or 0.42% of total assets, at December 31, 2023.
The table below sets forth the amount of nonperforming assets at the dates indicated (dollars in thousands):

	Nonperforming Assets
	December 31, 2024	December 31, 2023	Amount Change	Percent Change
Total nonperforming loans	$7,491	$3,556	$3,935	110.7%
OREO and repossessed assets	—	575	(575)	(100.0)
Total nonperforming assets	$7,491	$4,131	$3,360	81.3%

The increase in nonperforming assets primarily was due to the placement of an additional $9.3 million of loans on nonaccrual status, including a $3.7 million matured commercial real estate loan where the borrower is in the process of securing alternative financing, and a $2.4 million floating home loan, all of which are well secured. These additions were partially offset by payoffs totaling $4.2 million, the return of $784 thousand of loans to accrual status, charge-offs of $142 thousand, the sale of two OREO properties for $690 thousand, and regular loan payments. Our largest nonperforming loan relationship at December 31, 2024 was the $3.7 million commercial real estate loan noted above. In addition, there were eight manufactured home loans, one floating home loan, one business term, one commercial real estate, one home equity loan, one land loan, and five other consumer loans classified as nonperforming at December 31, 2024. Nonperforming loans were 0.83% of total loans at December 31, 2024, compared to 0.40% of total loans at December 31, 2023. We had no loans delinquent 90 days or more and still accruing at December 31, 2024 and 2023.

Allowance for Credit Losses.  The following table reflects the adjustments in our ACL during the periods indicated (dollars in thousands):

	Year Ended December 31,
	2024	2023
ACL — Loans:
Balance at beginning of period	$8,760	$7,599
Impact of adoption of ASU 2016-13	—	760
Charge-offs	(122)	(204)
Recoveries	22	41
Net charge-offs	(100)	(163)
(Release of) provision for credit losses	(161)	564
Balance at end of period	$8,499	$8,760
ACL - Unfunded Loan Commitments:
Balance at beginning of period	193	335
Impact of adoption of ASU 2016-13	—	695
Provision for (release of) credit losses	41	(837)
Balance at end of period	234	193
ACL	$8,733	$8,953
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.01)%	(0.02)%
The ACL for loans decreased $261 thousand, or 3.0%, to $8.5 million at December 31, 2024, from $8.8 million at December 31, 2023, while the ACL for unfunded loan commitments increased $41 thousand, or 21.2% to $234 thousand at December 31, 2024, from $193 thousand at December 31, 2023. The changes in the balances were primarily due to changes in the mix of the loan portfolio, enhancements to the loss model related to how we adjust for the qualitative component, including the utilization of a scorecard to drive managements analysis, and growth in our unfunded construction loan portfolio, which has a higher loss rate than our other loan portfolios. Expected loss estimates consider various factors, such as market conditions, borrower-specific information, projected delinquencies, and the impact of economic conditions on borrowers' ability to repay. See “Comparison of Results of Operations for the Years Ended December 31, 2024 and 2023 — Provision for Credit Losses.”
Mortgage Servicing Rights.  The fair value of MSRs was $4.8 million at December 31, 2024, compared to $4.6 million at December 31, 2023. We record MSRs on loans sold with servicing retained and upon acquisition of a servicing portfolio. MSRs are carried at fair value. If the fair value of our MSRs fluctuates significantly, our financial results could be materially impacted.
Deposits.Total deposits increased $11.3 million to $837.8 million at December 31, 2024, compared to the prior year-end. The increase in total deposits primarily was the result of a $52.0 million, or 33.8%, increase in money market accounts. Management attributes this increase primarily to interest rate sensitive clients moving a portion of their non-operating deposit balances from lower interest-bearing demand and savings accounts into higher interest-bearing money market accounts. Interest-bearing demand and saving accounts decreased $26.2 million, or 15.6%, and $8.2 million, or 11.8%, respectively, from December 31, 2023 to December 31, 2024. Certificate accounts decreased $12.1 million, or 3.9%, to $295.8 million at December 31, 2024, compared to the 2023 year-end, primarily due to a strategic decision to pay higher rates on money market accounts as opposed to certificate accounts. Noninterest-bearing demand accounts (excluding escrow accounts) increased $6.0 million, or 4.8%, in 2024, compared to 2023.

A summary of deposit accounts with the corresponding weighted-average cost at December 31, 2024 and 2023 is presented below (dollars in thousands):

	December 31, 2024		December 31, 2023
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$130,095	—%	$124,134	—%
Interest-bearing demand	142,126	0.34	168,346	0.75
Savings	61,252	0.10	69,461	0.07
Money market	206,067	3.60	154,044	1.39
Certificates of deposit	295,822	4.57	307,962	3.45
Escrow(1)	2,437	—	2,592	—
Total	$837,799	2.63%	$826,539	1.64%
(1)Escrow balances shown in noninterest-bearing deposits on the Consolidated Balance Sheets.
Scheduled maturities of time deposits at December 31, 2024, are as follows (in thousands):

Year Ending December 31,	Amount
2025	$274,317
2026	18,496
2027	1,379
2028	1,109
2029	521
Thereafter	—
$295,822
Savings, demand, and money market accounts have no contractual maturity. Certificates of deposit have maturities of five or less.
Deposit amounts in excess of $250,000 are not federally insured. As of December 31, 2024, uninsured deposits totaled $167.3 million, which represented 20.0% of total deposits, as compared to uninsured deposits of $140.1 million, or 17.0% of total deposits as of December 31, 2023. The aggregate amount of time deposits in denominations of more than $250,000 at December 31, 2024 and December 31, 2023, totaled $90.9 million and $88.3 million, respectively. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.
Borrowings.  FHLB advances totaled $25.0 million at December 31, 2024, compared to $40.0 million at December 31, 2023. The decrease was due to the repayment of a $15.0 million FHLB advance that matured in November 2024. FHLB advances are primarily used to support organic loan growth and to maintain liquidity ratios in line with our asset/liability objectives. FHLB advances outstanding at December 31, 2024 had maturities ranging from early 2026 through early 2028. Subordinated notes, net totaled $11.8 million at December 31, 2024 and 2023. For additional information regarding our borrowings, see “Note 10—Borrowings, FHLB Stock and Subordinated Notes” in the Notes to Consolidated Financial Statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K.
Stockholders' Equity.  Total stockholders’ equity increased $3.0 million, or 3.0%, to $103.7 million at December 31, 2024, from $100.7 million at December 31, 2023. This increase primarily reflects $4.6 million in net income for the year ended December 31, 2024, $390 thousand in share-based compensation, and $269 thousand in common stock options exercised, partially offset by the payment of cash dividends of $1.9 million to common stockholders, as well as unrealized gains on our securities portfolio resulting in other comprehensive income, net of tax, of $56 thousand, the repurchase of $65 thousand of common stock, and stock surrendered of $218 thousand to satisfy tax withholding obligations upon the vesting of restricted stock during the year ended December 31, 2024.

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

	Year Ended December 31,
	2024			2023
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$896,690	$50,499	5.63%	$870,227	$46,470	5.34%
Investments	12,468	508	4.07	13,661	518	3.79
Cash and cash equivalents	124,259	6,367	5.12	74,708	3,621	4.85
Total interest-earning assets (1)	1,033,417	57,374	5.55%	958,596	50,609	5.28
Interest-bearing liabilities:
Savings and money market accounts	319,314	9,145	2.86	194,810	2,783	1.43
Demand and NOW accounts	151,528	568	0.37	204,922	736	0.36
Certificate accounts	309,441	14,363	4.64	280,238	10,617	3.79
Subordinated notes	11,740	672	5.72	11,698	672	5.74
Borrowings	37,623	1,624	4.32	43,977	1,951	4.44
Total interest-bearing liabilities	829,646	26,372	3.18%	735,645	16,759	2.28%
Net interest income		$31,002			$33,850
Net interest rate spread			2.37%			3.00%
Net earning assets	$203,771			$222,951
Net interest margin			3.00%			3.53%
Average interest-earning assets to average interest-bearing liabilities		124.56%			130.31%
Total deposits	911,424	24,076	2.64%	834,418	14,136	1.69%
Total funding(2)	960,787	26,372	2.74%	890,093	16,759	1.88%
(1) Calculated net of deferred loan fees, loan discounts and loans in process.
(2) Total funding is the sum of average interest-bearing liabilities and average noninterest-bearing deposits. The cost of total funding is calculated as annualized total interest expense divided by average total funding.

Rate/Volume Analysis
The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between changes related to outstanding balances and changes due to interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate (dollars in thousands).

	Year Ended December 31, 2024 vs. 2023
	Increase (Decrease) due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:
Loans	$1,490	$2,539	$4,029
Investments	(49)	39	(10)
Interest-bearing cash	2,539	207	2,746
Total interest-earning assets	3,980	2,785	6,765
Interest-bearing liabilities:
Savings and Money Market accounts	3,566	2,796	$6,362
Demand and NOW accounts	(200)	32	(168)
Certificate accounts	1,355	2,391	3,746
Subordinated notes	2	(2)	—
Borrowings	(274)	(53)	(327)
Total interest-bearing liabilities	$4,449	$5,164	$9,613
Change in net interest income			$(2,848)

Comparison of Results of Operation for the Years Ended December 31, 2024 and 2023

	Year Ended December 31,
	2024	2023
Selected Operations Data:
Total interest income	$57,374	$50,609
Total interest expense	26,372	16,759
Net interest income	31,002	33,850
(Release of) provision for credit losses	(120)	(273)
Net interest income after provision for loan losses	31,122	34,123
Service charges and fee income	2,620	2,527
Earnings on cash surrender value of BOLI	625	1,179
Mortgage servicing income	1,118	1,179
Fair value adjustment on mortgage servicing rights ("MSRs")	(4)	(219)
Net gain on sale of loans	258	340
Other income	38	—
Total noninterest income	4,655	5,006
Salaries and benefits	17,590	17,135
Operations expense	5,894	6,095
Occupancy expense	1,665	1,810
Net losses and expenses on OREO and repossessed assets	(31)	13
Other noninterest expense	5,013	5,076
Total noninterest expense	30,131	30,129
Income before provision for income taxes	5,646	9,000
Provision for income taxes	1,006	1,561
Net income	$4,640	$7,439
General. Net income decreased $2.8 million, or 37.6%, to $4.6 million, or $1.80 per diluted common share, for the year ended December 31, 2024, compared to $7.4 million, or $2.86 per diluted common share, for the year ended December 31, 2023. The decrease was primarily a result of a $2.8 million decrease in net interest income, a $351 thousand decrease in noninterest income and a $153 thousand decrease in the release of credit losses, partially offset by a $555 thousand decrease in provision for income taxes.
Interest Income.  Interest income increased $6.8 million, or 13.4%, to $57.4 million for the year ended December 31, 2024, from $50.6 million for the year ended December 31, 2023, due to an increase in both the average balance of and yield earned on interest earning assets.
Interest income on loans increased $4.0 million, or 8.7%, to $50.5 million for the year ended December 31, 2024, compared to $46.5 million for the year ended December 31, 2023, driven by a higher average balance of total loans and a 29 basis points increase in the average yield on loans. The average balance of total loans was $896.7 million for the year ended December 31, 2024, compared to $870.2 million for the year ended December 31, 2023, resulting primarily from increased average balances in commercial and multifamily, home equity, and consumer loans. The average yield on total loans was 5.63% for the year ended December 31, 2024, compared to 5.34% for the year ended December 31, 2023. The average yield on total loans increased primarily due to variable rate loans adjusting to higher market interest rates and new loan originations at higher interest rates.
Interest income on the investment portfolio decreased $10 thousand, or 1.93%, to $508 thousand for the year ended December 31, 2024, compared to $518 thousand for the year ended December 31, 2023. The decrease was due to lower average balances, partially offset by higher average yields. The average yield on investments was 4.07% for the year ended December 31, 2024, compared to 3.79% for the year ended December 31, 2023, primarily due to the impact of rising rates.
Interest income on cash and cash equivalents increased $2.7 million, or 75.8%, to $6.4 million for the year ended December 31, 2024, compared to $3.6 million for the year ended December 31, 2023. The increase was due to higher average yields and higher average balances. The average yield on cash and cash equivalents was 5.12% for the year ended December 31, 2024, compared to 4.85% for the year ended December 31, 2023, primarily due to the impact of higher market interest rates during the year. The average balance of cash and cash equivalents was $124.3 million for the year ended December 31, 2024, compared to $74.7 million for the year ended December 31, 2023. The increase in cash and cash equivalents was primarily due to the increase in deposits, offset by an increase in loans held-for-portfolio and the payoff of one FHLB borrowing.
Interest Expense.  Interest expense increased $9.6 million, or 57.4%, to $26.4 million for the year ended December 31, 2024, from $16.8 million for the year ended December 31, 2023, as a result of an increase in the overall average balances and costs of deposits and borrowings.
Interest expense on deposits increased $9.9 million, or 70.3%, to $24.1 million for the year ended December 31, 2024, compared to $14.1 million for the year ended December 31, 2023. The increase was the result of an increase in the average balance of and rates paid on certificate accounts and savings and money market accounts, offset slightly by a $53.4 million decrease in the average balance of demand and NOW accounts. The average cost of total deposits, including noninterest bearing deposits, increased 95 basis points to 2.64% for the year ended December 31, 2024, from 1.69% for the year ended December 31, 2023.
Interest expense on borrowings, comprised solely of FHLB advances, was $1.6 million for the year ended December 31, 2024, compared to $2.0 million for the year ended December 31, 2023, reflecting the decreased use of FHLB advances to supplement our liquidity needs. The cost of FHLB advances decreased 12 basis points to 4.32% for the year ended December 31, 2024, compared to 4.44% for the year ended December 31, 2023. The average balance of FHLB advances was $37.6 million for the year ended December 31, 2024, compared to $44.0 million for the year ended December 31, 2023. Interest expense on subordinated notes was $672 thousand for both the year ended December 31, 2024 and the year ended December 31, 2023.
Net Interest Income.  Net interest income decreased $2.8 million, or 8.4%, to $31.0 million for the year ended December 31, 2024, from $33.9 million for the year ended December 31, 2023. Net interest margin was 3.00% and 3.53% for the year ended December 31, 2024 and 2023, respectively. The decrease in net interest income primarily resulted from an increase in the average balances of and rates paid on deposits and borrowings, partially offset by higher average balances and yields earned on interest-earning assets. The decrease in net interest margin primarily was due to funding costs increasing at a faster pace than the average yields earned on interest-earning assets and an increase in the average balance of interest earning assets.
During 2023, in response to inflation, the Federal Open Market Committee of the Federal Reserve (“FOMC”) increased the target range for the federal funds rate by 100 basis points to a range of 5.25% to 5.50%, where it remained until September 2024. In light of the progress on reducing inflation and after considering the balance of risks, the FOMC decided to lower the target range 50 basis points to 4.75% to 5.00% during 2024. The FOMC further lowered the target range by an additional 50 basis points, to 4.25% to 4.50%, in November of 2024.
Provision for Credit Losses.
The following table reflects the components of the provision for (release of) credit losses during the periods indicated (dollars in thousands):

	Year Ended December 31,
	2024	2023
(Release of) provision for credit losses on loans	$(161)	$564
Provision for (release of) credit losses on unfunded loan commitments	41	(837)
Release of provision for credit losses	$(120)	$(273)
The change in the (release of) provision for credit losses for 2024 from 2023 resulted primarily from changes in methodology used to reserve for credit losses. During the year ended December 31, 2024, the release of credit losses on loans primarily related to lower reserves on our residential loan portfolio due to qualitative adjustments for changes in concentration, the value of underlying collateral, and market conditions, as well as lower reserves in our floating home sub-segment of other consumer loans within our quantitative analysis and in our qualitative analysis related to market conditions and value of underlying collateral, as economic conditions have improved. These decreases were partially offset by growth in the loan portfolio, an increase in nonaccrual loans and the weighted average life of the portfolio, and enhancements to the loss model related to how we adjust for the qualitative component. The provision for credit losses on unfunded loan commitments during the year related to an increase in the reserve rate due to model enhancements, partially offset by a decrease in unfunded loan commitments at December 31, 2024, compared to the prior year-end. Net charge-offs for the year ended December 31, 2024 totaled $100 thousand, compared to net charge-offs of $163 thousand for the year ended December 31, 2023.
Under CECL, the provision for credit losses for the year ended December 31, 2024 reflects assumptions related to our forecast concerning the economic environment as a result of local, national and global events. In addition, expected loss estimates consider various factors, including customer-specific information, changes in risk ratings, projected delinquencies, and the impact of economic conditions on borrowers' ability to repay.
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
Noninterest Income.  Noninterest income decreased $351 thousand, or 7.0%, to $4.7 million for the year ended December 31, 2024, compared to $5.0 million for the year ended December 31, 2023, as reflected below (dollars in thousands):

	Year Ended December 31,		Amount Change	Percent Change
	2024	2023
Service charges and fee income	$2,620	$2,527	$93	3.7%
Earnings on cash surrender value of BOLI	625	1,179	(554)	(47.0)
Mortgage servicing income	1,118	1,179	(61)	(5.2)
Fair value adjustment on MSRs	(4)	(219)	215	(98.2)
Net gain on sale of loans	258	340	(82)	(24.1)
Other income	$38	$—	$38	100.0%
Total noninterest income	$4,655	$5,006	$(351)	(7.0)%
The decrease in noninterest income during the year ended December 31, 2024, compared to 2023 primarily was due to a $554 thousand decrease in earnings on BOLI, reflecting death benefits paid under our BOLI policies in the prior year. Additionally, an $82 thousand decrease in net gain on sale of loans resulted from lower mortgage activity, with loans sold during 2024 totaling $14.2 million compared to $19.2 million sold during 2023, and a $61 thousand decline in mortgage servicing income was due to the servicing portfolio shrinking at a faster rate than we were able to replace loans, due to the current interest rate environment. These decreases were partially offset by a $93 thousand increase in service charges and fee income resulting from increases in late fees on loans, interchange income and income related to a new, multi-year agreement with our debit card provider that was effective in 2024. Further, a $215 thousand upward adjustment in the fair value of MSRs was due to a change in prepayment speeds, servicing costs, and discount rate. Finally, other income increased $38 thousand due to an insurance claim on equipment in 2024.
Noninterest Expense.  Noninterest expense was $30.1 million during the years ended December 31, 2024 and 2023, as reflected below (dollars in thousands):

	Year Ended December 31,		Amount Change	Percent Change
	2024	2023
Salaries and benefits	$17,590	$17,135	$455	2.7%
Operations	5,894	6,095	(201)	(3.3)
Regulatory assessments	787	688	99	14.4
Occupancy	1,665	1,810	(145)	(8.0)
Data processing	4,226	4,388	(162)	(3.7)
Net loss and expenses on OREO and repossessed assets	(31)	13	(44)	(338.5)
Total noninterest expense	$30,131	$30,129	$2	—%

The increase in noninterest expenses during the year ended December 31, 2024 compared to the year ended December 31, 2023, was primarily driven by a $455 thousand increase in salaries and benefits, largely due to higher incentive compensation expenses, increased medical expenses, and higher commission expenses. This increase was partially offset by a decrease in salaries and contractor expenses. In addition, regulatory assessments increased $99 thousand as a result of a higher deposit insurance assessment rate introduced at the beginning of 2023 and the Company’s increased asset size. Partially offsetting these increases were several decreases in noninterest expenses. Operations expenses decreased by $201 thousand mainly due to reductions in office expenses, loan origination fees, travel expenses, state and local taxes, and charitable contributions, partially offset by higher professional fees (tax and consulting) and increased costs related to deposit products, especially debit card processing expenses. Data processing expenses decreased $162 thousand due to lower costs associated with the Company’s core processor and occupancy expenses decreased by 145 thousand primarily because of fully amortized leasehold improvements.
The efficiency ratio for the year ended December 31, 2024 was 84.50%, compared to 77.54% for the year ended December 31, 2023. The deterioration in the efficiency ratio was due to lower interest income and noninterest income in 2024.
Income Tax Expense. The provision for income taxes decreased $555 thousand, or 35.6% to $1.0 million for the year ended December 31, 2024, compared to $1.6 million for the year ended December 31, 2023 due to lower pre-tax income. The effective tax rates for the years ended December 31, 2024 and 2023 were 17.8% and 17.3%, respectively. The effective tax rate was higher in 2024 as a result of nontaxable income related to the BOLI death benefit received in prior year.

Capital and Liquidity
Capital. Stockholders’ equity totaled $103.7 million at December 31, 2024 and $100.7 million at December 31, 2023. In addition to net income of $4.6 million, other sources of capital during 2024 included $390 thousand related to stock-based compensation and $269 thousand in proceeds from stock option exercises. Uses of capital during 2024 included $56 thousand of other comprehensive income, net of tax, $1.9 million of dividends paid on common stock, $65 thousand of stock repurchases and $218 thousand of stock surrendered to satisfy tax withholding obligations upon the vesting of restricted stock awards.
We paid quarterly dividends aggregating $0.76 per common share during the year ended December 31, 2024 and quarterly dividends aggregating $0.74 per common share during the year ended December 31, 2023. This equates to a dividend payout ratio of 42.0% in 2024 and 25.7% in 2023. The Company expects to continue its current practice of paying quarterly cash dividends on its common stock, subject to the Board of Directors’ discretion to modify or terminate this practice at any time and for any reason. Assuming continued payment of cash dividends during 2025 at the current quarterly dividend rate of $0.19 per share, our total dividend paid each quarter would be approximately $488 thousand based on the number of our outstanding shares at December 31, 2024. The dividends, if any, we may pay in the future may be limited as more fully discussed under “Business—How We Are Regulated—Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of this Form 10-K.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to stockholders. Shares purchased under such plans may also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. In January 2024, the Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $1.5 million of the Company’s issued and outstanding common stock over a period of 12 months which expired on January 26, 2025. The Board did not extend the stock repurchase plan that expired on January 26, 2025, nor did it adopt a new stock repurchase plan. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” contained in Item 5, Part II of this Form 10-K for additional information relating to stock repurchases.
Liquidity. Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of favorable movements in market interest rates. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The objective of our liquidity management is to manage cash flows and liquidity reserves so that they are adequate to fund our operations and to meet obligations and other commitments on a timely basis and at a reasonable cost. We seek to achieve this objective and ensure that funding needs are met by maintaining an appropriate level of liquid funds through asset/liability management, which includes managing the mix and time to maturity of financial assets and financial liabilities on our balance sheet. Our liquidity position is enhanced by our ability to raise additional funds as needed in the wholesale markets.
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
As of December 31, 2024, we had $51.4 million in cash, cash equivalents and AFS securities, and $487 thousand in loans held-for-sale. At December 31, 2024, we had the ability to borrow up to $172.3 million in FHLB advances (in addition to FHLB advances outstanding at that date) and up to $20.8 million through the Federal Reserve's discount window, in each case subject to certain collateral requirements. We had $25.0 million in outstanding advances with the FHLB at December 31, 2024 and no outstanding borrowings with the Federal Reserve at December 31, 2024. We also had available $20.0 million of credit facilities with other financial institutions, with no balance outstanding at December 31, 2024. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible. As of December 31, 2024, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us. For additional details, see “Note 10—Borrowings, FHLB Stock and Subordinated Notes” in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.
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
Sound Financial Bancorp is a separate legal entity from Sound Community Bank and must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to Sound Community Bank), Sound Financial Bancorp is responsible for paying for any stock repurchases, dividends declared to its stockholders, interest and principal on outstanding holding company indebtedness, and other general corporate expenses.
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
In 2020, the Company completed a private placement of $12.0 million in aggregate principal of subordinated notes resulting in net proceeds, after placement fees and offering expenses, of approximately $11.6 million. The Company contributed $5.5 million of the net proceeds from the sale of the subordinated notes to the Bank and retained the remaining net proceeds to be used for general corporate purposes. At December 31, 2024, Sound Financial Bancorp, on an unconsolidated basis, had $1.3 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.
See also the “Consolidated Statements of Cash Flows” included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K, for additional information regarding our sources and use of funds.

Regulatory Capital. Sound Community Bank is subject to minimum capital requirements imposed by regulations of the FDIC. Capital adequacy requirements are quantitative measures established by regulation that require Sound Community Bank to maintain minimum amounts and ratios of capital. Based on its capital levels at December 31, 2024, Sound Community Bank exceeded these requirements at that date. Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a "well-capitalized" status under the prompt corrective action capital categories of the FDIC.
Beginning January 2020, the Bank elected to use the CBLR framework. A bank that elects to use the CBLR framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act will generally be considered "well-capitalized" and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0%. At December 31, 2024, the Bank’s CBLR was 10.60%, which exceeded the minimum requirements. For additional details, see “Note 16—Capital” in the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" and "Item 1. Business—How We Are Regulated—Regulation of Sound Community Bank—Capital Rules" of this Form 10-K.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank-only basis and the Federal Reserve expects the holding company's subsidiary banks to be "well-capitalized" under the prompt corrective action regulations. If Sound Financial Bancorp were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2024, Sound Financial Bancorp would have exceeded all regulatory capital requirements. The estimated CBLR calculated for Sound Financial Bancorp at December 31, 2024 was 9.56%.

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

As part of our efforts to monitor and manage interest-rate risk, we maintain an interest-rate risk model and utilize software and resources provided by a third party. The model contains several assumptions that are based upon a combination of proprietary and market data that reflect historical results and current market conditions. These assumptions relate to interest rates, prepayments, deposit decay rates and the market value of certain assets under the various interest-rate scenarios. The model's capital at risk measure, also known as the Economic Value of Equity ("EVE"), evaluates the change in the projected EVE over a two-year period given an immediate increase or decrease in interest rates. The EVE presents a hypothetical valuation of equity and is defined as the present value of projected asset cash flows less the present value of projected liability cash flows. EVE values only the current position of the balance sheet at December 31, 2024, and therefore does not incorporate any new business assumptions that might be inherent in a simulation of net interest income. Our projections generally assume instantaneous parallel shifts upward and downward of the yield curve of 100, 200, 300 and 400 basis points (assuming the downward shift does not result in negative interest rates) occurring immediately. Management and the Board of Directors review these measurements on a quarterly basis to determine whether our interest-rate exposure is within the limits established by the Board of Directors.
Our asset/liability management strategy dictates acceptable limits on the amounts of percentage change in EVE based on given changes in interest rates. For interest rate increases and decreases of 100, 200, 300 and 400 basis points, our internal policy states that our EVE percentage change should not decrease greater than 10%, 20%, 25% and 30%.
As indicated in the following table (dollars in thousands), our EVE shows a liability sensitive position at December 31, 2024. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.

December 31, 2024
Change in Interest Rates in Basis Points (bps)	Economic Value of Equity			EVE Ratio %
	$ Amount	$ Change	% Change
+400	$145,607	$(21,243)	(12.73)%	17.1%
+300	152,505	(14,345)	(8.60)	17.4
+200	157,656	(9,194)	(5.51)	17.6
+100	161,851	(4,999)	(3.00)	17.6
0	166,850	—	—	17.7
-100	165,624	(1,226)	(0.73)	17.2
-200	158,786	(8,064)	(4.83)	16.1
-300	146,417	(20,433)	(12.25)	14.5
-400	$130,031	(36,819)	(22.07)	12.6%
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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Sound Financial Bancorp, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sound Financial Bancorp, Inc., and Subsidiary (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses on Loans
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses on loans balance was $8.5 million at December 31, 2024. The allowance for credit losses is maintained to provide for estimated losses expected to occur over the estimated remaining life of the asset. The Company uses relevant and reliable information from internal and external sources related to past events, current conditions, and a reasonable and supportable forecast. The quantitative component of the allowance is measured using a discounted cash flow model incorporating gross historical loss rates, adjusted for defaults, recoveries, expected prepayments, and an economic forecast based on unemployment. Qualitative adjustments are used to estimate additional losses related to risks that are not captured in the quantitative analysis and are based on management’s evaluation of available internal and external data.

We identified the auditing of the allowance for credit losses on loans, including management’s use of reasonable and supportable forecasts of future economic conditions in the discounted cash flow model, and the estimation of qualitative adjustments, both of which are used in the estimate, as a critical audit matter. Determination of the inputs used in the discounted cash flow model involve significant management judgment based on management’s consideration of the forecast of relevant economic conditions. Qualitative adjustments are based on management’s evaluation of available internal and external data and involves significant management judgment. Auditing management’s judgments relating to the determination of the inputs used in the discounted cash flow model and qualitative adjustments involved significant audit effort as well as especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the critical audit matter included the following, among others:
•Evaluating the appropriateness of the methodology, including the application of the forecasted economic conditions and qualitative adjustments determined by management and used in the calculation.
•Testing the completeness and accuracy of the internal data and evaluating the relevance and reliability of the external data used in the calculation.
•Obtaining management’s analysis and supporting documentation related to the forecasted economic conditions assumption, and evaluating whether the significant assumptions used in the forecast is reasonable and supportable based on the analysis provided
•Obtaining management’s analysis of internal and external qualitative adjustments and evaluating the reasonableness of the qualitative adjustments used in the calculation.
/s/ Moss Adams LLP
Everett, Washington
March 18, 2025

We have served as the Company’s auditor since 2002.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$43,641	$49,690
Available-for-sale (“AFS”) securities, at fair value (amortized cost of $9,112 and $9,539 at December 31, 2024 and 2023, respectively)	7,790	8,287
Held-to-maturity (“HTM”) securities, at amortized cost (fair value of $1,712 and $1,787 at December 31, 2024 and 2023, respectively)	2,130	2,166
Loans held-for-sale	487	603
Loans held-for-portfolio	900,171	894,478
Allowance for credit losses (“ACL”) on loans	(8,499)	(8,760)
Total loans held-for-portfolio, net	891,672	885,718
Accrued interest receivable	3,471	3,452
Bank-owned life insurance (“BOLI”), net	22,490	21,860
Other real estate owned (“OREO”) and repossessed assets, net	—	575
Mortgage servicing rights (“MSRs”), at fair value	4,769	4,632
Federal Home Loan Bank ("FHLB") stock, at cost	1,730	2,396
Premises and equipment, net	4,697	5,240
Operating lease right of use assets, net	3,725	4,496
Other assets	7,031	6,106
Total assets	$993,633	$995,221
LIABILITIES
Deposits
Interest-bearing	$705,267	$699,813
Noninterest-bearing demand	132,532	126,726
Total deposits	837,799	826,539
Borrowings	25,000	40,000
Accrued interest payable	765	817
Operating lease liabilities	4,013	4,821
Other liabilities	9,371	9,563
Advance payments from borrowers for taxes and insurance	1,260	1,110
Subordinated notes, net	11,759	11,717
Total liabilities	889,967	894,567
COMMITMENTS AND CONTINGENCIES (Notes 18)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,564,907 and 2,549,427 issued and outstanding at December 31, 2024 and 2023, respectively	25	25
Additional paid-in capital	28,413	27,990
Retained earnings	76,272	73,627
Accumulated other comprehensive loss, net of tax	(1,044)	(988)
Total stockholders' equity	103,666	100,654
Total liabilities and stockholders' equity	$993,633	$995,221
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
INTEREST INCOME
Loans, including fees	$50,499	$46,470
Interest and dividends on investments, cash and cash equivalents	6,875	4,139
Total interest income	57,374	50,609
INTEREST EXPENSE
Deposits	24,076	14,136
Borrowings	1,624	1,951
Subordinated notes	672	672
Total interest expense	26,372	16,759
Net interest income	31,002	33,850
(RELEASE OF) PROVISION FOR CREDIT LOSSES	(120)	(273)
Net interest income after (release of) provision for credit losses	31,122	34,123
NONINTEREST INCOME
Service charges and fee income	2,620	2,527
Earnings on BOLI	625	1,179
Mortgage servicing income	1,118	1,179
Fair value adjustment on MSRs	(4)	(219)
Net gain on sale of loans	258	340
Other income	38	—
Total noninterest income	4,655	5,006
NONINTEREST EXPENSE
Salaries and benefits	17,590	17,135
Operations	5,894	6,095
Regulatory assessments	787	688
Occupancy	1,665	1,810
Data processing	4,226	4,388
Net (gain) loss and expenses on OREO and repossessed assets	(31)	13
Total noninterest expense	30,131	30,129
Income before provision for income taxes	5,646	9,000
Provision for income taxes	1,006	1,561
Net income	$4,640	$7,439
Earnings per common share:
Basic	$1.81	$2.88
Diluted	$1.80	$2.86
Weighted average number of common shares outstanding:
Basic	2,542,805	2,562,182
Diluted	2,565,938	2,581,702
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2024	2023
Net income	$4,640	$7,439
AFS securities:
Unrealized (losses) gains arising during the year	(71)	163
Income tax benefit (expense) related to unrealized (losses) gains	15	(34)
Other comprehensive (loss) income, net of tax	(56)	129
Comprehensive income	$4,584	$7,568
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net of tax	Total Stockholders' Equity
Balance at December 31, 2023	2,549,427	$25	$27,990	$73,627	$(988)	$100,654
Net income				4,640		4,640
Other comprehensive loss, net of tax benefit					(56)	(56)
Share-based compensation			390			390
Restricted stock awards issued	8,048					—
Cash dividends on common stock ($0.76 per share)				(1,948)		(1,948)
Common stock repurchased	(1,626)		(18)	(47)		(65)
Common stock surrendered	(5,053)		(218)			(218)
Common stock options exercised	14,111		269			269
Balance at December 31, 2024	2,564,907	$25	$28,413	$76,272	$(1,044)	$103,666

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Total Stockholders' Equity
Balance at December 31, 2022	2,583,619	$26	$28,004	$70,792	$(1,117)	$97,705
Impact of adoption of ASU No. 2016-13				(1,149)		(1,149)
Net income				7,439		7,439
Other comprehensive income, net of tax					129	129
Share-based compensation			450			450
Restricted stock awards issued	8,850
Cash dividends on common stock ($0.74 per share)				(1,913)		(1,913)
Common stock repurchased	(58,035)	(1)	(594)	(1,542)		(2,137)
Common stock surrendered	(6,799)		(265)			(265)
Restricted shares forfeited	(755)
Common stock options exercised	22,547		395			395
Balance at December 31, 2023	2,549,427	$25	$27,990	$73,627	$(988)	$100,654
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,640	$7,439
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net discounts on investments	84	81
(Reversal of) provision for credit losses	(120)	(273)
Depreciation and amortization	619	717
Compensation expense related to share based compensation	390	450
Fair value adjustment on MSRs	4	219
Right of use assets amortization	960	935
Increase in cash surrender value of BOLI	(625)	(612)
Net gain on BOLI death benefit	—	(567)
Deferred income tax	(273)	(467)
Net gain on disposal of premises and equipment, net	(38)	—
Net gain on sale of loans	(258)	(340)
Proceeds from sale of loans held-for-sale	14,273	19,335
Originations of loans held-for-sale	(14,899)	(19,762)
Net (gain) loss on sale of OREO and repossessed assets	(37)	13
Change in operating assets and liabilities:
Accrued interest receivable	(19)	(369)
Other assets	(637)	(688)
Lease liabilities	(997)	(956)
Advances from borrowers for taxes and insurance	150	64
Accrued interest payable	(52)	422
Other liabilities	(233)	1,245
Net cash provided by operating activities	2,932	6,886
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of AFS securities	385	2,043
Proceeds from principal payments, maturities and sales of HTM securities	35	33
Net increase in loans	(5,049)	(28,660)
(Purchases of BOLI) / Proceeds from death benefit of BOLI	(5)	633
Purchases of premises and equipment, net	(76)	(444)
Proceeds from disposal of premises and equipment, net	38	—
Proceeds from sale of OREO and other repossessed assets	727	71
Net cash used in investing activities	(3,945)	(26,324)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	11,260	17,776
Proceeds from borrowings	—	40,000
Repayment of borrowings	(15,000)	(43,000)
FHLB stock redeemed	666	436
Common stock repurchases	(65)	(2,137)
Dividends paid on common stock	(1,948)	(1,913)
Surrender of stock to pay tax liability	(218)	(265)
Proceeds from common stock option exercises	269	395
Net cash provided by financing activities	(5,036)	11,292
Net change in cash and cash equivalents	(6,049)	(8,146)
Cash and cash equivalents, beginning of period	49,690	57,836
Cash and cash equivalents, end of period	$43,641	$49,690
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$831	$2,400
Interest paid on deposits, borrowings and subordinated debt	26,424	16,337
Loans transferred from loans held-for-portfolio to OREO and repossessed assets	115	—
ROU assets obtained in exchange for new operating lease liabilities	189	329
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1—Organization and Significant Accounting Policies
Sound Financial Bancorp, a Maryland corporation (“Sound Financial Bancorp”), is the parent holding company for its wholly owned subsidiary, Sound Community Bank (the “Bank”) and the Bank's wholly- owned subsidiary, Sound Community Insurance Agency, Inc. Substantially all of Sound Financial Bancorp's business is conducted through the Bank, a Washington state-chartered commercial bank. As a Washington commercial bank that is not a member of the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Bank's regulators are the Washington State Department of Financial Institutions (“WDFI”) and the Federal Deposit Insurance Corporation (“FDIC”). As a bank holding company, Sound Financial Bancorp is regulated by the Federal Reserve. Sound Financial Bancorp’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank. References to the “Company,” “we,” “us,” and “our” mean Sound Financial Bancorp and the Bank unless the context otherwise requires.
Subsequent events – The Company has evaluated subsequent events for potential recognition and disclosure. See “Note 22—Subsequent Events” for further information.
Basis of Presentation and Use of Estimates – The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and the fair value of MSRs.
The accompanying consolidated financial statements include the accounts of Sound Financial Bancorp and its wholly- owned subsidiaries, the Bank and Sound Community Insurance Agency, Inc. All significant intercompany balances and transactions between Sound Financial Bancorp and its subsidiaries have been eliminated in consolidation.
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
Allowance for Credit Losses on Investment Securities – The ACL on investment securities is determined for both the HTM and AFS securities in accordance with Accounting Standards Codification (“ASC”) 326 - Financial Instruments - Credit Losses. For AFS securities, we perform a quarterly qualitative evaluation for securities in an unrealized loss position to determine if, for those investments in an unrealized loss position, the decline in fair value is credit related or non-credit related. In determining whether a security’s decline in fair value is credit related, we consider a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) downgrades in credit ratings; (iv) payment structure of the security, (v) the ability of the issuer of the security to make scheduled principal and interest payments; and (vi) general market conditions, which reflect prospects for the economy as a whole, including interest rates and sector credit spreads. If it is determined that the unrealized loss can be attributed to credit loss, we record the amount of credit loss through a charge to provision for credit losses in current period earnings. However, the amount of credit loss recorded in current period earnings is limited to the amount of the total unrealized loss on the security, which is measured as the amount by which the security’s fair value is below its amortized cost.

If we intend, or it is likely we will be required, to sell the security in an unrealized loss position, the total amount of the loss is recognized in current period earnings. For unrealized losses deemed non-credit related, we record the loss, net of tax, through accumulated other comprehensive income. For HTM securities, we evaluate at the end of each quarter whether any expected credit losses exist.
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
Loans held-for-portfolio – The Company originates mortgage, commercial, and consumer loans to clients. A substantial portion of the loan portfolio is represented by loans secured by real estate located throughout the Puget Sound region, especially King, Snohomish and Pierce Counties, and in Clallam and Jefferson Counties of Washington State. The ability of the Company’s debtors to honor their contracts can be affected by employment, real estate and general economic conditions in these areas.
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
The accrual of interest is discontinued at the time the loan is 90 days past due or if, in management's opinion, the borrower may be unable to meet payment of obligations as they become due, as well as when required by regulatory provisions. Loans are typically charged off no later than 120 days past due, unless secured by collateral. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.
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
Allowance for Credit Losses on Loans – The ACL is measured using the current expected credit losses (“CECL”) approach for financial instruments measured at amortized cost and for other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable forecasts. The ACL consists of two elements: (1) identification of loans that do not share risk characteristics with collectively evaluated loan pools, which are individually analyzed for expected credit loss and (2) establishment of an ACL for collectively evaluated loan pools based upon loans that share similar risk characteristics.
We maintain a loan review system that periodically assesses our loan portfolio and identifies individually analyzed loans. For loans that do not share risk characteristics with other loans, expected credit loss is measured as the difference between the discounted value of expected future cash flows (based on the original effective interest rate) and the loan’s amortized cost basis. The amortized cost basis is net of previous charge-offs and deferred loan fees and costs. If the net realizable value of the loan is less than its amortized cost basis, we recognize an expected credit loss for the difference. For collateral-dependent loans, where the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral, we have elected the practical expedient under ASC 326. Under this approach, expected credit losses are measured based on the fair value of the collateral, considering estimated selling costs when a sale is expected.
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
The ACL is measured on a collective basis for pools of loans with similar risk characteristics. We have identified the following pools of financial assets with similar risk characteristics for measuring expected credit losses:
•Construction — While secured by real estate, construction loans carry greater risk than term real estate loans due to additional uncertainties, including the timely and cost-effective completion of construction, as well as the ability to sell the building or achieve stabilized occupancy sufficient to generate necessary cash flows for debt service and operating costs. Some loans are originated for borrowers who intend to occupy the property, creating a risk that they may be unable to secure permanent financing upon construction completion. To mitigate these risks, we require borrowers to adhere to lower loan-to-value ratios and additional covenants and demonstrate strong financial support from guarantors or borrowers.
•One-to-four family residential closed end loans secured by first liens — The primary drivers of potential loss in our residential real estate portfolio included general, regional, or individual economic conditions that effect employment and borrowers’ cash flows. Risk in this portfolio is best measured through changes in borrower credit scores and loan-to-value ratios. Loss estimates are based on credit score trends, economic outlook, home values, and historical loss experience, adjusted for economic conditions and unemployment rates.
•One-to-four family residential secured by junior liens — Similar to first-lien residential real estate loans, the performance of junior lien loans is primarily influenced by borrower cash flow and employment status. However, junior lien loans carry additional risk because they are typically secured by a deed of trust subordinate to the primary lien holder. For home equity lines of credit (“HELOCs”), there is an added risk that, as a borrower's financial condition deteriorates, the outstanding balance may increase since the Company can only cancel these credit lines under specific, limited conditions. In addition to the ACL maintained as a percentage of the outstanding loan balance, we maintain additional reserves for the unfunded portion of HELOCs.
•Commercial and multifamily real estate — Non-owner-occupied commercial and multifamily properties typically consist of leased buildings, where rental income serves as the primary source of repayment. Owner-occupied commercial properties generally rely on the financial condition of the business operating within the property. The portfolio primarily includes loans secured by office, retail, light industrial, and multifamily properties, along with some special-use properties. The risk of loss is primarily driven by economic changes that affect tenants’ or business owners’ ability to pay rent. These properties require more intensive management due to potential tenant turnover, which can impact occupancy rates and rental income. Additional risks include oversupply from new construction, rising operating costs, and changes in interest rates. These loans typically have maturities of five to ten years at origination, with amortization periods ranging from 15 to 25 years.
•Commercial and industrial — Repayment of these loans is primarily based on the borrower’s cash flow and secondarily on the underlying collateral. Borrower cash flows may be unpredictable, and collateral (often accounts receivable, inventory, or equipment) can fluctuate in value. Such collateral may depreciate, be difficult to appraise, or be illiquid. Losses in this portfolio tend to be closely correlated with actual and forecasted changes in gross domestic product.
•Floating homes — The primary drivers of potential loss in our floating homes portfolio included general, regional, or individual economic conditions that effect employment and borrowers’ cash flows. Risk in this portfolio is best measured through changes in borrower credit scores and loan-to-value ratios. Loss estimates are based on credit score trends, economic outlook, floating home values, and historical loss experience, adjusted for economic conditions and unemployment rates.
•Other consumer loans (excluding floating homes) — These loans are subject to three primary risks: non-payment due to income loss, over-extension of credit, and collateral shortfall in the event of default. Non-payment is typically driven by job loss and follows general economic trends, particularly increases in unemployment. Collateral values may decline due to market demand shifts, physical damage, or a combination of factors. Revolving lines of credit, which are unsecured, generally offer limited recovery opportunities in the event of default.
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
After quantitative considerations, we apply additional qualitative adjustments that consider the expected impact of certain factors not fully captured in the quantitative reserve. The qualitative considerations are constructed within a framework that ranges from zero expected losses (minimum) to a maximum historical loss rate. The maximum historical loss rate is the highest two-year loss rate produced by the base historical loss rate model. Qualitative adjustments include but are not limited to changes in lending policies; changes in nature and volume of the portfolio; change in staff experience level; changes in the volume or trends of classified loans, delinquencies, and nonaccrual loans; concentration risk; value of underlying collateral; competitive, legal, and regulatory factors; changes in the loan review system; and economic conditions. Management has assigned weightings for each qualitative factor as to the relative importance of that factor to each segment. The qualitative factors are evaluated using a five-point scale ranging from improvement to major risk. Improvement represents an adjustment down to the minimum historical loss rate. Major risk represents an adjustment up to the maximum historical loss rate. The rating of the qualitative factor and the allocated weighting determines the adjustment to the historical loss rate. Management utilizes a scorecard approach in the determination of what level of the five-point scale to assign to each qualitative adjustment. This includes, but is not limited to, differences between local and national unemployment rates, quantitative changes in inflation, introduction of new product lines, level of past due loans, risk rating of certain loan portfolios, loan review downgrades or upgrades, and quantitative approaches to measuring the risk of underlying collateral.
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
We evaluate our ACL policy and judgments on an ongoing basis and update them as necessary based on changing conditions. As part of our continuous enhancement to the ACL methodology, during the year ended December 31, 2023, an assessment of the loss rates utilized for each segment was performed and updated to use peer loss rates. Additionally, we enhanced the inputs related to our reasonable and supportable forecast through the inclusion of a quantitative model as part of our forecast which replaced a previous qualitative method. This change in the ACL is considered a change in accounting estimate as per ASC 250-10, where adjustments should be made prospectively.
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
Allowance for Credit Losses on Unfunded Commitments – We are required to include unfunded commitments that are expected to be funded in the future within the ACL calculation, other than for those that are unconditionally cancellable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, we utilize a peer-based historical utilization rate for each segment. The ACL for off-balance-sheet exposures is reported in other liabilities on the Consolidated Balance Sheets. The liability represents an estimate of expected credit losses arising from off-balance-sheet exposures such as unfunded commitments.
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
Mortgage servicing rights – MSRs represent the value associated with servicing residential mortgage loans when the mortgage loans have been sold into the secondary market and the related servicing has been retained by the Company. The Company may also purchase MSRs. The value is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. The Company measures its MSRs at fair value and reports changes in fair value through earnings under the caption fair value adjustment on MSRs in other income in the period in which the change occurs. Changes in the fair values of MSRs occur primarily due to the collection/realization of expected cash flows, as well as changes in valuation inputs and assumptions. Currently, we do not hedge the effects of changes in fair value of our MSRs.
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
Federal Home Loan Bank stock – The Company is a member of the FHLB of Des Moines. FHLB stock represents the Company's investment in the FHLB and is carried at cost, which reasonably approximates its fair value. As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2024 and 2023, the Company's minimum required investment in FHLB stock was $1.7 million and $2.4 million, respectively. Typically, the Company may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.
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
In some instances, the Company may make loans to facilitate the sales of OREO. Management reviews all sales for which the Company is the lending institution. Any gains related to sales of other real estate owned may be deferred until the buyer has a sufficient investment in the property.
Leases – We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets and operating lease liabilities in the Consolidated Balance Sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease right-of-use asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Additionally, for equipment leases, we apply a portfolio approach to effectively account for the operating lease right-of-use assets and liabilities. The Company has not entered into leases that meet the definition of a financing lease.
Income Taxes – Income taxes are accounted for using the asset and liability method. Under this method a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company's income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the potential deferred tax asset will not be realized.
Segment reporting – The Company operates in one segment and makes management decisions based on consolidated results. The Company's operations are solely in the financial services industry and include providing to its clients traditional banking and other financial services. For additional information regarding our segments, see “Note 21 - Business Segments.”
Off-balance-sheet credit-related financial instruments – In the normal course of operations, the Company engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments, letters of credit and lines of credit. Such financial instruments are recorded when they are funded. The Company also maintains a separate ACL for off-balance sheet credit commitments. Management estimates anticipated losses using expected loss factors consistent with those used for the ACL methodology for loans described above, and utilization assumptions based on historical experience. The ACL for off-balance sheet credit commitments totaled $234 thousand and $193 thousand at December 31, 2024 and 2023, respectively, and is included in other liabilities on the Consolidated Balance Sheets. Provision for credit losses for off-balance sheet credit commitments is included in provision for credit losses in the Consolidated Statements of Income.
Advertising costs – The Company expenses advertising costs as they are incurred. Advertising costs, including other marketing expenses, were $361 thousand and $377 thousand for the years ended December 31, 2024 and 2023, respectively.
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
Intangible assets –Identifiable intangible assets are included in other assets on the Consolidated Balance Sheets and include goodwill and intangibles related to the acquisition of core deposits from other financial institutions. Typically, these assets are amortized using the straight-line method over a period of eight to ten years; however, goodwill is not amortized. Goodwill on the Company’s balance sheet is not material and resulted from the acquisition of branches in 2014 and 2017. The core deposit intangible was fully amortized as of December 31, 2024. Management reviews intangible assets for impairment on an annual basis or whenever events or circumstances indicate that the carrying amount of an intangible asset may not be recoverable. No impairment losses have been recognized in the periods presented. At both December 31, 2024, and 2023, the Company had $777 thousand of goodwill.
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
In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to fair value measurements. In certain cases, the inputs used to measure the fair value of an asset or liability may fall into different levels of the fair value hierarchy. The level within which the fair value measurement is categorized is based on the lowest level unobservable input that is significant to the fair value measurement in its entirety. Therefore, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.
Share-Based Compensation – The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. These costs are recognized on a straight-line basis over the vesting period during which an employee is required to provide services in exchange for the award, also known as the requisite service period. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. When determining the estimated fair value of stock options granted, the Company utilizes various assumptions regarding the expected volatility of the stock price, the risk-free interest rate for periods within the contractual life of the stock option, and the expected dividend yield that the Company expects over the expected life of the options granted. Reductions in compensation expense associated with forfeited options are expensed based on actual forfeiture experience. In the case of restricted stock grants, the Company measures the fair value of the restricted stock using the closing market price of the Company's common stock on the date of grant. The Company expenses the grant date fair value of the Company's stock options and restricted stock with a corresponding increase in equity. When shares are required to be issued under share-based awards, it is typically the Company’s policy to issue new shares of stock.
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

Note 2—Accounting Pronouncements Recently Issued or Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance in November 2018, ASU No. 2018-19, April 2019, ASU 2019-04, May 2019, ASU 2019-05, November 2019, ASU 2019-11, February 2020, ASU 2020-02, and March 2020, ASU 2020-03, all of which clarify the codification and correct unintended application of the guidance. This ASU replaces the incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period.
The Company adopted the provisions of ASC 326 through the application of the modified retrospective transition approach and recorded a net decrease of approximately $1.1 million to the beginning balance of retained earnings as of January 1, 2023 for the cumulative effect adjustment, reflecting an initial adjustment to the ACL of $1.5 million, net of related deferred tax assets arising from temporary differences of $305 thousand, commonly referred to as the “Day 1” adjustment. The Day 1 adjustment to the ACL is reflective of expected lifetime credit losses associated with the composition of financial assets within the scope of ASC 326 as of January 1, 2023, which is comprised of loans held for investment and off-balance sheet credit exposures at January 1, 2023, as well as management’s expectation of future economic conditions.

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
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructured loans (“TDRs”) by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, this ASU requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. This ASU was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, upon the Company’s adoption of the amendments in ASU 2016-13, which is commonly referred to as the current expected credit loss methodology. The Company adopted ASU 2022-02 on January 1, 2023 using the prospective transition guidance which allows the entity to continue estimating expected credit losses in accordance with legacy GAAP for receivables modified in a TDR until the receivables are subsequently modified or settled. Once a legacy TDR is modified after adoption of ASU 2022-02, the prospective transition guidance no longer applies and the impact to the ACL is recognized in earnings in the period of modification. The adoption of this ASU did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows. As a result of the election to adopt this ASU on a prospective basis, the impact in future periods is not expected to be material.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The Company adopted this ASU on January 1, 2024. ASU 2023-07 did not have an impact on the Company's financial position or results of operation as it impacts disclosures only. The adoption of this ASU did not have a material impact on the Company’s disclosures as the Company operates under one segment.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which will change the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (for example, employee compensation, depreciation and amortization) in expense captions. This ASU’s amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance.

Note 3—Restricted Cash
Federal Reserve regulations previously required that the Company maintain certain minimum reserve balances either as cash on hand or on deposit with the Federal Reserve Bank, based on a percentage of deposits. In March 2020, the Federal Reserve announced that it would be reducing the reserve requirement for all depository institutions to zero percent effective March 26, 2020; therefore, there was no reserve requirement at December 31, 2024 and 2023.

Note 4—Investments
At December 31, 2024, the Company did not own any debt securities classified as trading or any equity investment securities.
The amortized cost and fair value of AFS securities and the corresponding amounts of gross unrealized gains and losses at December 31, 2024 and 2023 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2024
Municipal bonds	$6,354	$11	$(991)	$5,374
Agency mortgage-backed securities	2,758	7	(349)	2,416
Total AFS securities	$9,112	$18	$(1,340)	$7,790

December 31, 2023
Municipal bonds	$6,394	$12	$(878)	$5,528
Agency mortgage-backed securities	3,145	7	(393)	2,759
Total AFS securities	$9,539	$19	$(1,271)	$8,287
The amortized cost and fair value of our HTM securities and the corresponding amounts of gross unrealized gains and losses at December 31, 2024 and 2023 are shown in the table below (in thousands):

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
December 31, 2024
Municipal bonds	$704	$—	$(163)	$541
Agency mortgage-backed securities	1,426	—	(255)	1,171
Total HTM securities	$2,130	$—	$(418)	$1,712

December 31, 2023
Municipal bonds	$704	$—	$(164)	$540
Agency mortgage-backed securities	1,462	—	(215)	1,247
Total HTM securities	$2,166	$—	$(379)	$1,787

The amortized cost and fair value of AFS and HTM securities at December 31, 2024, by contractual maturity, are shown below (in thousands). Expected maturities of AFS and HTM securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily agency mortgage-backed securities, are shown separately.

	December 31, 2024
	AFS			HTM
	Amortized Cost	Fair Value	Weighted-Average Yield	Amortized Cost	Fair Value	Weighted-Average Yield
Due in one year or less	$—	$—	—%	$—	$—	—%
Due after one to five years	455	455	5.06	—	—	—
Due after five to ten years	1,200	1,210	5.43	—	—	—
Due after ten years	4,699	3,708	2.60	704	540	3.04
Mortgage-backed securities	2,758	2,417	3.32	1,426	1,172	2.51
Total	$9,112	$7,790	3.31%	$2,130	$1,712	2.69%
There were no pledged securities at December 31, 2024 and 2023. There were no sales of AFS or HTM securities during the years ended December 31, 2024 and 2023.
Accrued interest receivable on securities totaled $48 thousand and $49 thousand at December 31, 2024 and 2023, respectively, in the accompanying Condensed Consolidated Balance Sheets. Accrued interest receivable is excluded from the estimate of expected credit losses.
The following tables summarize the aggregate fair value and gross unrealized loss by length of time of those investments that have been in a continuous unrealized loss position at December 31, 2024 and 2023 (in thousands).

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AFS securities
Municipal bonds	$—	$—	$3,708	$(991)	$3,708	$(991)
Agency mortgage-backed securities	44	(2)	2,020	(347)	2,064	(349)
Total AFS securities	$44	$(2)	$5,728	$(1,338)	$5,772	$(1,340)
HTM securities
Municipal bonds	$—	$—	$540	$(163)	$540	$(163)
Agency mortgage-backed securities	—	—	1,172	(255)	1,172	(255)
Total HTM securities	$—	$—	$1,712	$(418)	$1,712	$(418)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AFS securities
Municipal bonds	$—	$—	$3,862	$(878)	$3,862	$(878)
Agency mortgage-backed securities	48	(1)	2,290	(392)	2,338	(393)
Total AFS securities	$48	$(1)	$6,152	$(1,270)	$6,200	$(1,271)
HTM securities
Municipal bonds	$—	$—	$540	$(164)	$540	$(164)
Agency mortgage-backed securities	—	—	1,247	(215)	1,247	(215)
Total HTM securities	$—	$—	$1,787	$(379)	$1,787	$(379)
There were no credit losses recognized in earnings during the years ended December 31, 2024 and 2023 relating to the Company's securities.
At December 31, 2024, the securities portfolio consisted of 11 municipal bonds and 11 agency mortgage-backed securities with a fair value of $9.5 million. At December 31, 2023, the securities portfolio consisted of 11 municipal bonds and 12 agency mortgage-backed securities with a fair value of $10.1 million. At December 31, 2024, there was one security in an unrealized loss position for less than 12 months and fifteen securities in an unrealized loss position for more than 12 months. At December 31, 2023, there was one security in an unrealized loss position for less than 12 months and 16 securities in an unrealized loss position for more than 12 months. For both 2024 and 2023, the unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. The unrealized losses on these investments are not considered credit losses during the years ended December 31, 2024 and 2023, because the decline in fair value is not attributable to credit quality and because we do not intend, and it is not likely that we will be required, to sell these securities before recovery of their amortized cost basis.

Note 5—Loans
The composition of the loan portfolio, excluding loans held-for-sale, at December 31, 2024 and 2023 is as follows (in thousands):

	December 31,
	2024	2023
Real estate loans:
One-to-four family	$269,684	$279,448
Home equity	26,686	23,073
Commercial and multifamily	371,516	315,280
Construction and land	73,077	126,758
Total real estate loans	740,963	744,559
Consumer loans:
Manufactured homes	41,128	36,193
Floating homes	86,411	75,108
Other consumer	17,720	19,612
Total consumer loans	145,259	130,913
Commercial business loans	15,605	20,688
Total loans	901,827	896,160
Premiums for purchased loans(1)	718	829
Deferred fees, net	(2,374)	(2,511)
Total loans, gross	900,171	894,478
Allowance for credit losses - loans	(8,499)	(8,760)
Total loans, net	$891,672	$885,718
(1)Premiums resulting from purchased loans totaled $404 thousand on one-to-four family loans, $244 thousand on commercial and multifamily loans, and $70 thousand on commercial business loans as of December 31, 2024. Premiums resulting from purchased loans totaled $465 thousand on one-to-four family loans, $280 thousand on commercial and multifamily loans, and $84 thousand on commercial business loans as of December 31, 2023.
The Company purchased $2.0 million of loans during the year ended December 31, 2024 and zero loans during the year ended December 31, 2023.
The following table presents a summary of activity in the ACL on loans and unfunded commitments for the periods indicated (in thousands):

	Year Ended December 31,
	2024			2023
	ACL - Loans	ACL - Unfunded Loan Commitments	ACL	Allowance for loan losses	Reserve for Unfunded Loan Commitments	Total Allowance for Loan Losses
Balance at beginning of period	$8,760	$193	$8,953	$7,599	$335	$7,934
Adoption of ASU 2016-13(1)	—	—	—	760	695	1,455
(Release of) provision for credit losses during the period	(161)	41	(120)	564	(837)	(273)
Net charge-offs during the period	(100)	—	(100)	(163)	—	(163)
Balance at end of period	$8,499	$234	$8,733	$8,760	$193	$8,953
(1)    Represents the impact of adopting ASU 2016-13, Financial Instruments — Credit Losses on January 1, 2023.

Accrued interest receivable on loans receivable totaled $3.4 million at both December 31, 2024 and December 31, 2023, in the accompanying Consolidated Balance Sheets. Accrued interest receivable is excluded from the estimate of expected credit losses.
The following tables summarize the activity in the ACL for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31, 2024
	Beginning Allowance	Charge-offs	Recoveries	Provision (Release of)	Ending Allowance
One-to-four family	$2,630	$—	$—	$395	$3,025
Home equity	185	—	—	122	307
Commercial and multifamily	1,070	—	—	148	1,218
Construction and land	1,349	—	—	(357)	992
Manufactured homes(1)	971	(23)	—	224	1,172
Floating homes	2,022	—	—	(740)	1,282
Other consumer(2)	426	(99)	22	52	401
Commercial business	107	—	—	(5)	102
Unallocated	—	—	—	—	—
	$8,760	$(122)	$22	$(161)	$8,499
(1)During the year ended December 31, 2024, there was one manufactured housing loan originated in 2020 that was charged off.
(2)During the year ended December 31, 2024, gross charge-offs related primarily to deposit overdrafts that were charged off.

	Year ended December 31, 2023
	Beginning Allowance	Charge-offs	Recoveries	Provision (Release of)	Ending Allowance
One-to-four family	$1,771	$—	$—	$504	$2,630
Home equity(1)	132	(25)	—	9	185
Commercial and multifamily	2,501	—	—	(1,111)	1,070
Construction and land	1,209	—	—	(1,219)	1,349
Manufactured homes	462	—	—	689	971
Floating homes	456	—	—	1,400	2,022
Other consumer(2)	324	(179)	41	403	426
Commercial business	256	—	—	(114)	107
Unallocated	488	—	—	3	—
	$7,599	$(204)	$41	$564	$8,760
(1) During the year ended December 31, 2023, there was one revolving home equity loan that was charged off.
(2) During the year ended December 31, 2023, gross charge-offs related primarily to deposit overdrafts that were charged off.

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
When we classify problem assets as either substandard or doubtful, we may determine that these assets should be individually analyzed if they no longer share common risk characteristics with the rest of the portfolio. When we classify problem assets as a loss, we are required to charge off those assets in the period in which they are deemed uncollectible. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC (the Bank’s federal regulator) and the WDFI (the Bank’s state banking regulator), which can order the establishment of additional credit loss allowances. Assets which do not currently expose us to sufficient risk to warrant classification as substandard or doubtful but possess weaknesses are required to be designated as special mention. There were no loans classified as doubtful or loss as of December 31, 2024 and 2023.
The following tables present the internally assigned grades as of December 31, 2024 and December 31, 2023, by type of loan and origination year (in thousands):

	At December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term
	2024	2023	2022	2021	2020	Prior			Total

One-to-four family:
Pass	$26,327	$22,470	$78,427	$98,379	$14,095	$29,534	$—	$—	$269,232
Substandard	—	—	259	104	—	214	—	—	577
Total one-to-four family	$26,327	$22,470	$78,686	$98,483	$14,095	$29,748	$—	$—	$269,809
Home equity:
Pass	$3,084	$2,951	$2,420	$908	$210	$1,320	$14,578	$1,069	$26,540
Substandard	—	—	—	—	—	56	234	66	356
Total home equity	$3,084	$2,951	$2,420	$908	$210	$1,376	$14,812	$1,135	$26,896
Commercial and multifamily:
Pass	$34,844	$20,736	$90,067	$111,601	$21,240	$67,336	$—	$—	$345,824
Special mention	—	—	—	—	—	1,375	—	—	1,375
Substandard	—	—	—	5,775	2,165	15,143	—	—	23,083
Total commercial and multifamily	$34,844	$20,736	$90,067	$117,376	$23,405	$83,854	$—	$—	$370,282
Construction and land:
Pass	$26,458	$22,846	$2,166	$968	$593	$2,338	$—	$—	$55,369
Special mention	—	—	17,349	—	—	—	—	—	17,349
Substandard	—	—	70	—	—	24	—	—	94
Total construction and land	$26,458	$22,846	$19,585	$968	$593	$2,362	$—	$—	$72,812
Manufactured homes:
Pass	$9,396	$12,095	$7,039	$3,822	$1,816	$6,180	$—	$—	$40,348
Substandard	—	427	—	—	—	205	—	—	632
Total manufactured homes	$9,396	$12,522	$7,039	$3,822	$1,816	$6,385	$—	$—	$40,980
Floating homes:
Pass	$20,587	$6,395	$16,225	$23,902	$6,059	$10,472	$—	$—	$83,640
Substandard	—	—	2,350	—	—	—	—	—	2,350
Total floating homes	$20,587	$6,395	$18,575	$23,902	$6,059	$10,472	$—	$—	$85,990
Other consumer:
Pass	$2,273	$3,297	$622	$3,615	$5,387	$1,925	$618	$—	$17,737
Substandard	—	—	—	1	—	—	—	—	1
Total other consumer	$2,273	$3,297	$622	$3,616	$5,387	$1,925	$618	$—	$17,738
Commercial business:
Pass	$314	$1,256	$1,811	$3,032	$257	$3,895	$4,862	$—	$15,427
Substandard	38	—	—	—	—	11	188	—	237
Total commercial business	$352	$1,256	$1,811	$3,032	$257	$3,906	$5,050	$—	$15,664
Total loans
Pass	$123,283	$92,046	$198,777	$246,227	$49,657	$123,000	$20,058	$1,069	$854,117
Special mention	—	—	17,349	—	—	1,375	—	—	18,724
Substandard	38	427	2,679	5,880	2,165	15,653	422	66	27,330
Total loans	$123,321	$92,473	$218,805	$252,107	$51,822	$140,028	$20,480	$1,135	$900,171

	At December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term
	2023	2022	2021	2020	2019	Prior			Total
One-to-four family:
Pass	$26,272	$84,467	$110,488	$16,126	$13,029	$28,139	$—	$—	$278,521
Substandard	—	259	119	—	260	553	—	—	1,191
Total one-to-four family	$26,272	$84,726	$110,607	$16,126	$13,289	$28,692	$—	$—	$279,712
Home equity:
Pass	$3,963	$2,783	$1,072	$302	$95	$1,608	$12,982	$—	$22,805
Substandard	—	—	—	—	—	63	445	2	510
Total home equity	$3,963	$2,783	$1,072	$302	$95	$1,671	$13,427	$2	$23,315
Commercial and multifamily:
Pass	$21,144	$75,960	$93,932	$22,731	$29,822	$58,388	$—	$—	$301,977
Special mention	—	—	—	3,365	—	350	—	—	3,715
Substandard	—	1,036	—	1,317	5,134	1,121	—	—	8,608
Total commercial and multifamily	$21,144	$76,996	$93,932	$27,413	$34,956	$59,859	$—	$—	$314,300
Construction and land:
Pass	$32,057	$53,302	$36,285	$967	$601	$2,031	$—	$—	$125,243
Substandard	—	—	—	—	689	44	—	—	733
Total construction and land	$32,057	$53,302	$36,285	$967	$1,290	$2,075	$—	$—	$125,976
Manufactured homes:
Pass	$13,696	$7,958	$4,365	$2,160	$2,075	$5,498	$—	$—	$35,752
Substandard	115	46	—	22	86	64	—	—	333
Total manufactured homes	$13,811	$8,004	$4,365	$2,182	$2,161	$5,562	$—	$—	$36,085
Floating homes:
Pass	$8,779	$21,555	$26,196	$6,471	$1,865	$9,867	$—	$—	$74,733
Total floating homes	$8,779	$21,555	$26,196	$6,471	$1,865	$9,867	$—	$—	$74,733
Other consumer:
Pass	$4,629	$1,845	$3,884	$5,883	$598	$2,237	$539	$—	$19,615
Total other consumer	$4,629	$1,845	$3,884	$5,883	$598	$2,237	$539	—	$19,615
Commercial business:
Pass	$987	$437	$3,564	$400	$227	$5,848	$6,854	$—	$18,317
Substandard	2,128	53	204	—	—	—	40	—	2,425
Total commercial business	$3,115	$490	$3,768	$400	$227	$5,848	$6,894	$—	$20,742
Total loans
Pass	$111,527	$248,307	$279,786	$55,040	$48,312	$113,616	$20,375	$—	$876,963
Special mention	—	—	—	3,365	—	350	—	—	3,715
Substandard	2,243	1,394	323	1,339	6,169	1,845	485	2	13,800
Total loans	$113,770	$249,701	$280,109	$59,744	$54,481	$115,811	$20,860	$2	$894,478

Nonaccrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.
The following table presents the amortized cost of nonaccrual loans at December 31, 2024 and 2023, by type of loan (in thousands):

	December 31, 2024		December 31, 2023
	Total Nonaccrual Loans	Total Nonaccrual Loans with no ACL	Total Nonaccrual Loans	Total Nonaccrual Loans with no ACL
One-to-four family	$537	$537	$1,108	$848
Home equity	298	298	84	84
Commercial and multifamily	3,734	3,734	—	—
Construction and land	24	24	—	—
Manufactured homes	521	521	228	228
Floating homes	2,363	2,363	—	—
Other consumer	3	1	1	—
Commercial business	11	11	2,135	2,135
Total	$7,491	$7,489	$3,556	$3,295
The following tables present the aging of past due loans, as of the dates indicated, by type of loan (in thousands):

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$34	$339	$352	$—	$725	$269,084	$269,809
Home equity	249	—	66	—	315	26,581	26,896
Commercial and multifamily	—	—	3,733	—	3,731	366,551	370,282
Construction and land	24	—	—	—	24	72,788	72,812
Manufactured homes	402	287	394	—	1,083	39,897	40,980
Floating homes	—	—	2,350	—	2,350	83,640	85,990
Other consumer	6	12	—	—	18	17,720	17,738
Commercial business	—	—	—	—	—	15,664	15,664
Total	$715	$638	$6,895	$—	$8,246	$891,925	$900,171

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$168	$870	$663	$—	$1,701	$278,011	$279,712
Home equity	345	—	84	—	429	22,893	23,322
Commercial and multifamily	4,116	1,036	—	—	5,151	309,149	314,300
Construction and land	—	—	—	—	—	125,940	125,940
Manufactured homes	295	49	189	—	533	35,552	36,085
Floating homes	—	3,226	—	—	3,226	71,507	74,733
Other consumer	34	31	—	—	65	19,550	19,615
Commercial business	66	—	2,128	—	2,194	18,551	20,745
Total	$5,024	$5,211	$3,064	$—	$13,299	$881,153	$894,452

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
At December 31, 2024, the Company had no commitments to extend additional credit to borrowers owing loan receivables with modified terms.
There were no loans modified during the year ended December 31, 2024. During the year ended December 31, 2023, there was one modified one-to-four family loan to a borrower experiencing financial difficulty. This loan received a term extension for 90 days, with an amortized cost basis of $90 thousand representing 0.03% of the total class of loans.
We have no modified loan receivables that have subsequently defaulted at December 31, 2024.
Troubled debt restructurings. Prior to the adoption of ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, the Company had granted a variety of concessions to borrowers in the form of loan modifications that were considered TDRs. Loans classified as legacy TDRs totaled $1.3 million and $1.7 million at December 31, 2024 and 2023, respectively.
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
The following tables summarize collateral dependent loans by collateral type as of the dates indicated (in thousands):

	December 31, 2024
	Commercial Real Estate	Residential Real Estate	Land	Other Residential	RVs/Automobiles	Business Assets	Total
Real estate loans:
One- to four- family	$—	$311	$—	$364	$—	$—	$675
Home equity	—	298	—	—	—	—	298
Commercial and multifamily	3,734	—	—	—	—	—	3,734
Construction and land	—	—	24	—	—	—	24
Total real estate loans	3,734	609	24	364	—	—	4,731
Consumer loans:
Manufactured homes	—	—	—	521	—	—	521
Floating homes	—	—	—	2,363	—	—	2,363
Other consumer	—	—	—	—	1	—	1
Total consumer loans	—	—	—	2,884	1	—	2,885
Commercial business loans	—	—	—	—	—	11	11
Total loans	$3,734	$609	$24	$3,248	$1	$11	$7,627

	December 31, 2023
	Commercial Real Estate	Residential Real Estate	Land	Other Residential	Total
Real estate loans:
One- to four- family	$—	$664	$—	$545	$1,209
Home equity	—	84	—	—	84
Total real estate loans	—	748	—	545	1,293
Consumer loans:
Manufactured homes	—	—	—	228	228
Total consumer loans	—	—	—	228	228
Commercial business loans	—	—	—	2,135	2,135
Total loans	$—	$748	$—	$2,908	$3,656
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

	December 31,
	2024	2023
Balance, beginning of period	$5,906	$3,328
Advances	—	60
New / (reclassified) loans, net	1,548	2,768
Repayments	(772)	(250)
Balance, end of period	$6,682	$5,906

Other. At December 31, 2024 and 2023, loans totaling $526 thousand and $9.4 million, respectively, represented real estate secured loans that had current loan-to-value ratios above supervisory guidelines.

Note 6—Mortgage Servicing Rights
The unpaid principal balances underlying the Company’s MSRs portfolio totaled $425.8 million and $448.9 million at December 31, 2024 and 2023, respectively. Of these total balances, the unpaid principal balance of loans serviced for Federal National Mortgage Association (“Fannie Mae”) at December 31, 2024 and 2023 was $423.7 million and $446.8 million, respectively. The unpaid principal balances of loans serviced for other financial institutions at December 31, 2024 and 2023, totaled $2.1 million and $2.2 million, respectively. Loans serviced for Fannie Mae and others are not included in the Company’s financial statements as they are not assets of the Company.

A summary of the change in the balance of MSRs at December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Beginning balance, at fair value	$4,632	$4,687
MSRs that result from transfers and sale of financial assets	141	164
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(4)	(219)
Ending balance, at fair value	$4,769	$4,632
(1) Includes changes due to collection/realization of expected cash flows and curtailments.
The key economic assumptions used in determining the fair value of MSRs at December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Prepayment speed (Public Securities Association "PSA" model)	125%	129%
Weighted-average life	10.6 years	7.7 years
Yield to maturity discount rate	10.0%	12.5%
The amount of contractually specified servicing, late and ancillary fees earned on the MSRs are included in “Mortgage servicing income” on the Consolidated Statements of Income and totaled $1.1 million and $1.2 million for the years ended December 31, 2024 and 2023, respectively.
See "Note 1—Organization and Significant Accounting Policies" and "Note 11— Fair Value Measurements" for additional information on MSRs.

Note 7—Premises and Equipment
Premises and equipment at December 31, 2024 and 2023 are summarized as follows (in thousands):

	December 31,
	2024	2023
Land	$920	$920
Buildings and improvements	7,351	7,315
Furniture and equipment	6,365	6,390
	14,636	14,625
Less: Accumulated depreciation and amortization	(9,939)	(9,385)
Premises and equipment, net	$4,697	$5,240
Depreciation and amortization expense was $619 thousand and $717 thousand for the years ended December 31, 2024 and 2023, respectively.
The Company leases office space in several buildings as well as certain equipment. See "Note 12—Leases" for additional information on our leased facilities and equipment.

Note 8—Other Real Estate Owned and Repossessed Assets
The following table presents activity related to OREO and other repossessed assets for the years ended December 31, 2024 and 2023 (in thousands).

	Year Ended December 31,
	2024	2023
Beginning balance, January 1	$575	$659
Additions to OREO and repossessed assets	115	—
Sales	(690)	—
Losses	—	(84)
Ending balance, December 31	$—	$575
As of December 31, 2024, there was one one-to-four family loan totaling $260 thousand that was in process of foreclosure.

Note 9—Deposits
A summary of deposit accounts with the corresponding weighted-average cost of funds at December 31, 2024 and 2023, are presented below (dollars in thousands):

	December 31, 2024		December 31, 2023
	Deposit Balance	Wtd. Avg Rate	Deposit Balance	Wtd. Avg Rate
Noninterest-bearing demand	$130,095	—%	$124,134	—%
Interest-bearing demand	142,126	0.34	168,346	0.75
Savings	61,252	0.10	69,461	0.07
Money market	206,067	3.60	154,044	1.39
Certificates	295,822	4.57	307,962	3.45
Escrow (1)	2,437	—	2,592	—
Total	$837,799	2.63%	$826,539	1.64%
(1)Escrow balances shown in “Noninterest-bearing deposits” on the Consolidated Balance Sheets.
Scheduled maturities of time deposits at December 31, 2024, are as follows (in thousands):

Year Ending December 31,	Amount
2025	$274,317
2026	18,496
2027	1,379
2028	1,109
2029	521
Thereafter	—
$295,822
Savings, demand, and money market accounts have no contractual maturity. Certificates of deposit have maturities of 5 years or less.
The aggregate amount of time deposits in denominations of more than $250 thousand at December 31, 2024 and 2023, totaled $90.9 million and $88.3 million, respectively. Deposits in excess of $250 thousand are not federally insured. There were no money market brokered deposits outstanding at December 31, 2024 and $5.0 million at December 31, 2023.
Deposits from related parties held by the Company were $9.8 million and $3.6 million at December 31, 2024 and 2023, respectively.

Note 10—Borrowings, FHLB Stock and Subordinated Notes
FHLB Advances
The following tables present advances from the FHLB as of the dates indicated (dollars in thousands):

	December 31,
	2024	2023
FHLB advances:
Short-term advances	—	15,000
Long-term advances	25,000	25,000
Total	$25,000	$40,000

	December 31, 2024	December 31, 2023
Fixed Rate:
Outstanding balance	$25,000	$40,000
Interest rates ranging from	4.06%	4.06%
Interest rates ranging to	4.27%	4.35%
Weighted average interest rate	4.16%	4.25%
The following table presents the maturity of our FHLB advances (dollars in thousands):

December 31, 2024
2025	$—
2026	15,000
2027	—
2028	10,000
$25,000
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

	December 31, 2024	December 31, 2023
Amount available to borrow under credit facility(1)	$385,366	$463,541
Loans pledged as collateral for borrowings	333,613	344,572
Advance equivalent of collateral:
One-to-four family mortgage loans	175,907	196,547
Commercial and multifamily mortgage loans	29,180	34,464
Home equity loans	241	348
Notional amount of letters of credit outstanding	8,000	10,000
Remaining FHLB borrowing capacity(2)	$172,327	$181,360
(1)Subject to eligible pledged collateral.
(2)Amount remaining from the advance equivalent of collateral, less letters of credit outstanding and FHLB advances.

As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances. At December 31, 2024 and 2023, the Company had an investment of $1.7 million and $2.4 million, respectively, in FHLB of Des Moines stock.
Federal Reserve Bank of San Francisco Borrowings
The Company has a borrowing agreement with the Federal Reserve Bank of San Francisco. The terms of the agreement call for a blanket pledge of a portion of the Company’s consumer and commercial business loans based on the outstanding balance under the Company’s borrowing agreement with the Federal Reserve Bank of San Francisco. At December 31, 2024 and December 31, 2023, the amount available to borrow under this credit facility was $20.8 million and $18.3 million, respectively, subject to eligible pledged collateral. The Company had no outstanding borrowings under this arrangement at December 31, 2024 and 2023.
Other Borrowings
The Company has access to an unsecured Fed Funds line of credit from Pacific Coast Banker’s Bank. The line has a one year term maturing on June 30, 2025 and is renewable annually. As of December 31, 2024, the amount available under this line of credit was $20.0 million. There was no balance on this line of credit as of December 31, 2024 and 2023.
Subordinated Debt
In September 2020, the Company issued $12.0 million of fixed to floating rate subordinated notes that mature in 2030. The subordinated notes have an initial fixed interest rate of 5.25% to, but excluding, October 1, 2025, payable semi-annually in arrears. From, and including, October 1, 2025, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is the then-current three-month term Secured Overnight Financing Rate, or SOFR, plus 513 basis points, payable quarterly in arrears. The subordinated notes mature on May 15, 2030, and may be redeemed by the Company, in whole or in part, on October 1, 2025, or on any subsequent interest payment date. Prior to October 1, 2025, the Company may redeem these notes, in whole but not in part, only under certain limited circumstances set forth in the terms of the subordinated notes. The subordinated notes may be included in Tier 2 capital for Sound Financial Bancorp under current regulatory guidelines and interpretations. The balance of the subordinated notes, net of debt issuance costs, was $11.8 million at December 31, 2024 and $11.7 million at December 31, 2023.

Note 11—Fair Value Measurements
The Company determines the fair values of its financial instruments based on the requirements established in ASC 820, Fair Value Measurements, which provides a framework for measuring fair value in accordance with GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. The Company’s fair values for financial instruments at December 31, 2024 and 2023 were determined based on these requirements.
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
Loans held-for-sale - The fair value of fixed-rate one-to-four family loans is based on whole loan forward prices obtained from government sponsored enterprises. At December 31, 2024 and 2023, loans held-for-sale were carried at cost, as no impairment was required.
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
Off-balance sheet financial instruments - The fair value of off-balance sheet financial instruments, which consisted entirely of loan commitments at December 31, 2024 and 2023, is estimated based on fees charged to others to enter into similar agreements, taking into account the remaining terms of the agreements and credit standing of the Company’s clients. The estimated fair value of these commitments was not significant at December 31, 2024 and 2023.
In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no transfers between levels during the years ended December 31, 2024 and 2023.

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether or not recognized or recorded at fair value, as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$43,641	$43,641	$43,641	$—	$—
AFS securities	7,790	7,790	—	7,790	—
HTM securities	2,130	1,712	—	1,712	—
Loans held-for-sale	487	487	—	487	—
Loans held-for-portfolio, net	891,672	850,813	—	—	850,813
MSRs	4,769	4,769	—	—	4,769
FINANCIAL LIABILITIES:
Time deposits	295,822	296,575	—	296,575	—
Borrowings	25,000	25,000	—	25,000	—
Subordinated notes	11,759	12,653	—	12,653	—

	December 31, 2023		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$49,690	$49,690	$49,690	$—	$—
AFS securities	8,287	8,287	—	8,287	—
HTM securities	2,166	1,787	—	1,787	—
Loans held-for-sale	603	603	—	603	—
Loans held-for-portfolio, net	885,718	837,579	—	—	837,579
MSRs	4,632	4,632	—	—	4,632
FINANCIAL LIABILITIES:
Time deposits	307,962	308,604	—	308,604	—
Borrowings	40,000	40,000	—	40,000	—
Subordinated notes	11,717	9,996	—	9,996	—

The following tables present the balance of assets measured at fair value on a recurring basis at December 31, 2024 and 2023 (in thousands):

	Fair Value at December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$5,374	$—	$5,374	$—
Agency mortgage-backed securities	2,416	—	2,416	—
MSRs	4,769	—	—	4,769

	Fair Value at December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$5,528	$—	$5,528	$—
Agency mortgage-backed securities	2,759	—	2,759	—
MSRs	4,632	—	—	4,632

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2024:

Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
MSRs	Discounted cash flow	Prepayment speed assumption	125%-556% (125%)
		Discount rate	10.0%
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
There were no assets or liabilities (excluding MSRs) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2024 and 2023.

MSRs are measured at fair value using significant unobservable input (Level 3) on a recurring basis and a reconciliation of this asset can be found in “Note 6—Mortgage Servicing Rights.”
The following table presents the balance of assets measured at fair value on a nonrecurring basis (in thousands):

	Fair Value at December 31, 2024
Description	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$—	$—	$—	$—
Collateral-dependent loans	7,627	—	—	7,627

	Fair Value at December 31, 2023
Description	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$575	$—	$—	$575
Impaired loans	3,656	—	—	3,656
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at December 31, 2024 and 2023.

Note 12—Leases
We have operating leases for branch locations, loan production offices, and our corporate office. The term for our leases begins on the date we become legally obligated for the rent payments or we take possession of the building premises, whichever is earlier. Generally, our real estate leases have initial terms of three to 10 years and typically include one renewal option. Our leases have remaining terms of five months to 4.5 years. The operating leases require us to pay property taxes and operating expenses for the properties.

The following table represents the Consolidated Balance Sheet classification of the Company’s lease right of use assets and lease liabilities at December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Operating lease right of use assets	$3,725	$4,496
Operating lease liabilities	4,013	4,821
The following table represents the components of lease expense for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease expense:
Office leases	$1,083	$1,078
Sublease income	(4)	(11)
Net lease expense	$1,079	$1,067
The following table represents the maturity of lease liabilities at December 31, 2024 (in thousands):

December 31, 2024
Office Leases
Operating Lease Commitments
2025	$1,024
2026	1,007
2027	1,009
2028	881
2029	341
Total lease payments	4,262
Less: Present value discount	249
Present value of lease liabilities	$4,013
Lease term and discount rate by lease type at December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
Weighted-average remaining lease term:
Office leases	4.3 years	5.2 years
Weighted-average discount rate:
Office leases	2.88%	2.77%

Supplemental cash flow information related to leases for the years ended December 31, 2024 and 2023 was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows
Office leases	$1,120	$1,092

Note 13—Earnings Per Share
Earnings per share are summarized for the years ended December 31, 2024 and 2023 as follows (in thousands, except per share data):

	Year Ended December 31,
	2024	2023
Net income	$4,640	$7,439
LESS: Participating dividends - Unvested RSAs	(13)	(12)
LESS: Income allocated to participating securities - Unvested RSAs	(18)	(35)
Net income available to common stockholders - basic	4,609	7,392
ADD BACK: Income allocated to participating securities - Unvested RSAs	18	35
LESS: Income reallocated to participating securities - Unvested RSAs	(18)	(35)
Net income available to common stockholders - diluted	$4,609	$7,392

Weighted average number of shares outstanding, basic	2,542,805	2,562,182
Effect of potentially dilutive common shares	23,133	19,520
Weighted average number of shares outstanding, diluted	2,565,938	2,581,702

Earnings per share, basic	$1.81	$2.88
Earnings per share, diluted	$1.80	$2.86
There were no anti-dilutive securities for the year ended December 31, 2024 and 7,892 anti-dilutive securities for the year ended December 31, 2023.

Note 14—Employee Benefits
The Company has a 401(k) retirement plan that allows employees to defer a portion of their salary into the 401(k) plan. The Company matches a portion of employees' salary deferrals. 401(k) plan costs are accrued and funded on a current basis. The Company contributed $279 thousand and $249 thousand to the plan for the years ended December 31, 2024 and 2023, respectively.
The Bank maintains a deferred compensation account for the benefit of the Chief Executive Officer, established in 1994 in connection with an incentive plan which is no longer active. The Chief Executive Officer became fully vested in the benefits under this plan as of January 2005. Pursuant to the terms of the plan, payments in an amount equal to the fair market value of the assets in the deferred compensation account shall be made to the Chief Executive Officer (or to her designated beneficiary in the event of death) in 120 equal monthly installments commencing on the last day of the month following the month in which her employment with the Bank is terminated. In the event of the death of the Chief Executive Officer and her designated beneficiary prior to the account being fully paid, the remaining value of the account shall be paid in a lump sum to the beneficiary’s estate. The assets in the deferred compensation account consist of cash, which is held in a certificate of deposit at the Bank and earns interest at market rates. At December 31, 2024 and 2023, the amount held in the certificate of deposit at the Bank was $117 thousand and $113 thousand, respectively.
The Bank maintains a nonqualified deferred compensation plan (the “NQDC Plan”), which became effective on January 1, 2017. The purpose of the NQDC Plan is to provide a select group of management or highly-compensated employees of the Bank with an opportunity to defer the receipt of up to eighty percent (80%) of their annual base salary, bonus, performance-based compensation and any commission income and to assist the Company in attracting, retaining and motivating employees of high caliber and experience. In addition to elective deferrals, the Bank may make discretionary and other contributions to be credited to the account of any or all participants, subject to the vesting requirements set forth in the NQDC Plan. Discretionary contributions by the Bank become 100% vested upon the completion of three years of service from a participant’s effective date of participation in the NQDC Plan (with accelerated vesting upon death, disability or a change in control), while other Bank contributions (including matching contributions) vest at the rate of 20% per year, beginning with the participant’s two-year anniversary of his or her date of hire. During the years ended December 31, 2024, and 2023, the Bank made discretionary contributions to the NQDC Plan of $253 thousand and $230 thousand, respectively.
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
Supplemental Executive Retirement Plans.
The Company maintains two supplemental executive retirement plans for the benefit of the Chief Executive Officer, which are intended to be unfunded, non-contributory defined benefit plans maintained primarily to provide her with supplemental retirement income. The first supplemental executive retirement plan ("SERP 1") became effective as of August 14, 2007. The second supplemental executive retirement plan ("SERP 2") became effective as of December 30, 2011, at which time the benefits under SERP 1 were frozen.
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
Under the terms of SERP 2, as amended, upon the Chief Executive Officer’s termination of employment with Sound Community Bank for any reason other than death, the Chief Executive Officer will be entitled to receive additional retirement benefits each month for life commencing on the first day of the month following separation from service (as defined in SERP 2) from Sound Community Bank, subject to a six-month delay if required by Section 409A of the Internal Revenue Code. The additional retirement benefits will equal the amount payable from the annuity underlying SERP 2, which benefits would equal $99,450 per year as of December 31, 2024. In the event of the Chief Executive Officer’s death prior to the commencement of the additional retirement benefits, the beneficiary will be entitled to a single lump sum payment within 90 days thereafter in an amount equal to the Bank's accrual for her retirement benefit under SERP 2 as of the date of death, or approximately $1.1 million at December 31, 2024. If a change in control occurs (as defined in SERP 2), the Chief Executive Officer will receive full retirement benefits under SERP 2 commencing upon the first day of the month following her separation from service from Sound Community Bank, subject to a six-month delay if required by Section 409A of the Internal Revenue Code.

Stock Options and Restricted Stock
The Company currently has one active stockholder approved equity incentive plan, the Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”), which shareholders originally approved in 2013 and, again in 2018, when amended. The 2013 Plan permits the grant of restricted stock, restricted stock units, stock options, and stock appreciation rights. The equity incentive plan approved by stockholders in 2008 (the "2008 Plan") expired in November 2018 and no further awards may be made under the 2008 Plan; provided, however, all awards outstanding under the 2008 Plan remain outstanding in accordance with their terms. Under the 2013 Plan, 181,750 shares of common stock were approved for awards for stock options and stock appreciation rights and 116,700 shares of common stock were approved for awards for restricted stock and restricted stock units.
At December 31, 2024, awards for stock options totaling 301,453 shares and awards for restricted stock totaling 167,114 shares of Company common stock have been granted in the aggregate, net of any forfeitures, under the 2008 Plan and 2013 Plan to participants. As of December 31, 2024, 257 awards for stock options and no awards for restricted stock remained available for issuance under the 2013 Plan. During the years ended December 31, 2024 and 2023, share-based compensation expense totaled $390 thousand and $450 thousand, respectively.
Stock Option Awards
All stock option awards granted under the 2008 Plan vest in 20 percent annual increments commencing one year from the grant date in accordance with the requirements of the 2008 Plan. All outstanding stock option awards granted under the 2008 Plan were fully vested as of December 31, 2024. The stock option awards granted to date under the 2013 Plan provide for immediate vesting of a portion of the award with the balance of the award vesting on the anniversary date of each grant date in equal annual installments over periods of one-to-four years subject to the continued service of the participant with the Company. All of the options granted under the 2008 Plan and the 2013 Plan are exercisable for a period of 10 years from the date of grant, subject to vesting.
The following is a summary of the Company's stock option plan award activity during the year ended December 31, 2024 (dollars in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at January 1, 2024	80,735	$32.28	5.36	$603
Granted	6,469	39.89
Exercised	(14,111)	19.09
Forfeited	—	—
Expired	(257)	36.57
Outstanding at December 31, 2024	72,836	35.50	5.59	1,249
Exercisable	53,355	33.86	4.72	1,003
Expected to vest, assuming a 0% forfeiture rate over the vesting term	72,836	$35.50	5.59	$1,249
At December 31, 2024, there was $121 thousand of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.8 years. The total intrinsic value of the shares exercised during the years ended December 31, 2024 and 2023 was $341 thousand and $477 thousand, respectively.
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The fair values of options granted in 2024 and 2023 were determined using the following weighted-average assumptions as of the grant date.

	Year Ended December 31,
	2024	2023
Annual dividend yield	1.69%	1.69%
Expected volatility	28.15%	28.15%
Risk-free interest rate	4.06%	3.60%
Expected term	6.00 years	6.00 years
Weighted-average grant date fair value per option granted	$11.64	$11.33
Restricted Stock Awards
The fair value of the restricted stock awards is equal to the fair value of the Company's common stock at the date of grant. Compensation expense is recognized over the vesting period of the awards. The restricted stock awards granted under the 2008 Plan vest in 20% annual increments commencing one year from the grant date. The restricted stock awards granted to date under the 2013 Plan provide for immediate vesting of a portion of the award with the balance of the award vesting on the anniversary of the grant date in equal annual installments over periods of one to four years subject to the continued service of the participant with the Company.
The following is a summary of the Company's non-vested restricted stock awards for the year ended December 31, 2024:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value Per Share
Non-vested at January 1, 2024	15,967	$39.20
Granted	8,048	39.89
Vested	(6,872)	38.19
Non-vested at December 31, 2024	17,143	39.93	$52.65
Expected to vest assuming a 0% forfeiture rate over the vesting term	17,143	$39.93	$52.65
At December 31, 2024, there was $406 thousand of unrecognized compensation cost related to non-vested restricted stock awards. The cost is expected to be recognized over the weighted-average vesting period of 1.9 years. The total fair value of shares vested for the years ended December 31, 2024 and 2023 was $262 thousand and $372 thousand, respectively. The weighted average grant date fair value per share for the years ended December 31, 2024 and 2023 was $39.89 and $40.13, respectively.
Employee Stock Ownership Plan
The funds to purchase shares in the ESOP come from contributions the Bank makes to the plan. For the years ended December 31, 2024 and 2023, the ESOP trustee purchased 15,535 shares and 18,573 shares of the Company's common stock for inclusion in the ESOP. The number of allocated shares under the ESOP was 178,031 and 169,647 at December 31, 2024 and 2023, respectively. The fair value of the 178,031 shares held by the ESOP was $9.4 million at December 31, 2024. ESOP compensation expense included in salaries and benefits was $750 thousand and $691 thousand for the years ended December 31, 2024 and 2023, respectively.

Note 15—Income Taxes
The provision for income taxes at December 31, 2024 and 2023 was as follows (in thousands):

	December 31,
	2024	2023
Current	$1,279	$2,028
Deferred	(273)	(467)
Total tax expense	$1,006	$1,561

A reconciliation of the provision for income taxes for the years ended December 31, 2024 and 2023, with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes, is as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023
Provision at statutory rate	$1,186	$1,894
Tax-exempt income	(125)	(126)
BOLI	(131)	(248)
Other	76	41
	$1,006	$1,561
Federal Tax Rate	21.0%	21.0%
Tax exempt rate	(2.2)	(1.4)
BOLI	(2.3)	(2.7)
Other	1.3	0.5
Effective tax rate	17.8%	17.4%
The following table reflects the temporary differences that gave rise to the components of the Company's deferred tax assets at December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Deferred tax assets
Deferred compensation and supplemental retirement	$601	$499
Equity based compensation	90	165
Intangible assets	25	29
Depreciation	54	—
Lease liabilities	843	1,012
Unrealized loss on securities	278	263
Allowance for loan losses	1,784	1,840
Other, net	101	47
Total deferred tax assets	3,776	3,855
Deferred tax liabilities
Prepaid expenses	(160)	(171)
FHLB stock dividends	(40)	(40)
Depreciation	—	(39)
Mortgage servicing rights	(308)	(405)
Deferred loan costs	(594)	(652)
Right of use assets	(782)	(944)
Total deferred tax liabilities	(1,884)	(2,251)
Net deferred tax asset	$1,892	$1,604
At December 31, 2024 and 2023, the Company had no unrecognized tax benefits. During the years ended December 31, 2024 and 2023, the Company recognized no interest or penalties related to income taxes.
The Company files an income tax return in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2021.

Note 16—Capital
Sound Financial Bancorp is a bank holding company under the supervision of the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve, except that, pursuant to the Economic Growth, Regulatory Relief and Consumer Protection Act, effective August 30, 2018, a bank holding company with consolidated assets of less than $3.0 billion is generally not subject to the Federal Reserve’s capital regulations, which parallel the FDIC’s capital regulations.The Bank is a state-chartered, federally insured institution and is subject to the capital requirements established by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital regulations that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.
The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
At December 31, 2024, according to the most recent notification from the FDIC, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.
As of January 1, 2020, the Bank elected to use the Community Bank Leverage Ratio (“CBLR”) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. To be eligible to utilize the CBLR, the Bank must have total consolidated assets of less than $10 billion, off-balance sheet exposures of 25% or less of its total consolidated assets, and trading assets and trading liabilities of 5.0% or less of its total consolidated assets, all as of the end of the most recent quarter. Under the CBLR framework, a bank will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a CBLR greater than 9.0%. A bank electing the framework that ceases to meet any qualifying criteria in a future period and that has a leverage ratio greater than 8% will be allowed a grace period of two reporting periods to satisfy the CBLR qualifying criteria or comply with the generally applicable capital requirements. A bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rule. At December 31, 2024, the Bank’s Tier I capital was $115.4 million and the CBLR was 10.60% and at December 31, 2023, the Bank’s Tier I capital was $113.7 million and the CBLR was 10.99%.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank-only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations. If Sound Financial Bancorp were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2024, Sound Financial Bancorp would have exceeded all regulatory capital requirements. The estimated CBLR calculated for Sound Financial Bancorp at December 31, 2024 was 9.56%
On January 26, 2024, the Company announced that its Board of Directors approved an extension of the Company’s then-existing stock repurchase program, which was set to expire on January 31, 2024, until January 26, 2025. Under this stock repurchase program, the Company was authorized to repurchase up to $1.5 million of its outstanding shares of common stock from time to time in the open market, based on prevailing market prices, or in privately negotiated transactions. After this program expired on January 26, 2025, the Company’s Board of Directors did not extend the program or adopt a new program. During the years ended December 31, 2024 and 2023, the Company repurchased a total of 1,626 and 58,035 shares of Company common stock at an average price of $39.71 and $36.81 per share pursuant to the Company’s stock repurchase programs, leaving $1.4 million available for repurchases as of December 31, 2024.
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
Financial instruments containing commitments representing credit risk were as follows at the dates indicated (in thousands):

	December 31,
	2024	2023
Residential mortgage commitments	$3,758	$10,465
Unfunded construction commitments	25,810	34,667
Unused lines of credit	26,105	27,245
Irrevocable letters of credit	163	277
Total loan commitments	$55,836	$72,654
At December 31, 2024, fixed-rate loan commitments totaled $3.8 million and had a weighted-average interest rate of 8.26%. At December 31, 2023, fixed-rate loan commitments totaled $10.5 million and had a weighted-average interest rate of 7.12%.
At December 31, 2024 and 2023, the Company had letters of credit issued by the FHLB with a notional amount of $8.0 million and $10.0 million, respectively, in order to secure Washington State Public Funds.
In the ordinary course of business, the Company sells loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, and fraud. When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no defects, the Company has no obligation to repurchase the loan. At December 31, 2024 and 2023, the maximum amount of these guarantees totaled $425.8 million and $448.9 million, respectively. These amounts represent the unpaid principal balances of the Company's loans serviced for others' portfolios. There were no loans repurchased during the year ended December 31, 2024, and one loan for $448 thousand was repurchased during the year ended December 31, 2023.
The Company pays certain medical, dental, prescription, and vision claims for its employees on a self-insured basis. To mitigate risk, the Company has purchased stop-loss insurance to cover claims that exceed stated limits and has recorded estimated reserves for the ultimate costs for both reported claims and claims incurred but not reported, which were not considered significant at December 31, 2024. The Company recorded $402 thousand in stop-loss medical insurance claims exceeding stated coverage limits during the year ended December 31, 2024, and $364 thousand for the year ended December 31, 2023.
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

Note 19—Parent Company Financial Information
The Balance Sheets, Statements of Income, and Statements of Cash Flows for Sound Financial Bancorp (Parent Only) are presented below (dollars in thousands):

Balance sheets	December 31,
	2024	2023
Assets
Cash and cash equivalents	$1,310	$177
Investment in Sound Community Bank	114,534	112,668
Other assets	64	139
Total assets	$115,908	$112,984
Liabilities and Stockholders' Equity
Subordinated notes, net	$11,759	$11,717
Other liabilities	483	613
Total liabilities	12,242	12,330
Stockholders' equity	103,666	100,654
Total liabilities and stockholders' equity	$115,908	$112,984

Statements of Income	Year Ended December 31,
	2024	2023
Dividend from subsidiary	$4,250	$2,771
Interest expense on subordinated notes	(672)	(672)
Other expenses	(776)	(719)
Income before income tax benefit and equity in undistributed net income of subsidiary	2,802	1,381
Income tax benefit	304	287
Equity in undistributed earnings of subsidiary	1,537	5,771
Net income	$4,643	$7,439

Statements of Cash Flows	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$4,643	$7,439
Adjustments to reconcile net income to net cash provided by operating activities:
Other, net	(13)	277
Expense allocation to holding company	(217)	(265)
Equity in undistributed earnings of subsidiary	(1,537)	(5,771)
Net cash provided by operating activities	2,876	1,680
Cash flows from financing activities:
Dividends paid	(1,948)	(1,913)
Repurchase of stock	(65)	(2,137)
Stock options exercised	269	395
Net cash used in financing activities	(1,744)	(3,655)
Net increase (decrease) in cash	1,132	(1,975)
Cash and cash equivalents at beginning of year	177	2,152
Cash and cash equivalents at end of year	$1,309	$177

Note 20—Revenue from Contracts with Customers
All of the Company's revenue from contracts with customers within the scope of ASC 606—Revenue from Contracts with Customers ("ASC 606") is recognized in noninterest income on the Consolidated Income Statements with the exception of the net loss on OREO and repossessed assets, which is included in noninterest expense on the Consolidated Income Statements. The following table presents the Company's sources of noninterest income for the year ended December 31, 2024 and 2023 (in thousands). Items outside of the scope of ASC 606 are noted as such.

	Year Ended December 31,
	2024	2023
Noninterest income:
Service charges and fee income
Account maintenance fees	$317	$280
Transaction-based and overdraft service charges	482	511
Debit/ATM interchange fees	1,380	1,388
Credit card interchange fees	83	111
Loan fees (a)	154	101
Other fees (a)	204	136
Total service charges and fee income	2,620	2,527
Earnings on cash surrender value of bank-owned life insurance (a)	625	1,179
Mortgage servicing income (a)	1,118	1,179
Fair value adjustment on MSRs (a)	(4)	(219)
Net gain on sale of loans (a)	258	340
Other income (a)	38	—
Total noninterest income	$4,655	$5,006
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
The Company utilizes a third-party agency relationship to brand credit cards with fees for originating new accounts paid by the issuing bank. Credit card interchange income represents fees earned when a credit card is issued by the third-party agent. Similar to debit card interchange fees, the Bank earns an interchange fee for each transaction made with Sound Community Bank's branded credit cards. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholder’s credit card. Certain expenses and rebates directly related to the credit card interchange contract are recorded net of the interchange income.
Net loss on OREO and repossessed assets
We record a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed of trust. When the Bank finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on sale, we adjust the transaction price and related gain or loss on sale if a significant financing component is present. The Company generated income/incurred expenses on OREO properties, net of (gains)/losses on sale of OREO, of $(31) thousand and $13 thousand for the years ended December 31, 2024 and 2023, respectively, included under noninterest expense on the Consolidated Statements of Income.

Note 21—Business Segments
The Company has evaluated its operations and identified that it has one reportable business segment: the Banking Segment.
Loans and investments are the primary sources of revenues in the Banking Segment. Interest expense, provision for credit losses, and salaries and benefits are usually the most significant expenses in the Banking Segment. All operations are domestic.
The accounting policies of the Banking Segment are the same as those described in the significant accounting policies. The segment was determined based upon how the Company’s Chief Operating Decision Maker (“CODM”) reviews the Company’s performance. The Company’s CODM is the CEO. As a part of the CODM review, pre-tax net income is utilized to allocate resources.
Note 22—Subsequent Events
On January 29, 2025, the Company’s Board of Directors declared on the Company’s common stock a quarterly cash dividend of $0.19 per share, payable on February 26, 2025 to stockholders of record at the close of business February 12, 2025.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”), was carried out under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, and several other members of the Company’s senior management as of December 31, 2024. Based on this evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024 in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, we concluded that, as of December 31, 2024, the Company's internal control over financial reporting was effective based on those criteria.
(c) Changes in Internal Controls over Financial Reporting
As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
(a)None.
(b)During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Directors
Information concerning the Company’s directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2025, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
Executive Officers
Information concerning the executive officers of the Company and the Bank is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2025, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
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
Audit Committee and Audit Committee Financial Expert. Sound Financial Bancorp has an Audit Committee that is appointed by the Board of Directors to provide assistance to the Board in fulfilling its oversight responsibility relating to the integrity of our consolidated financial statements and the financial reporting processes, the systems of internal accounting and financial controls, compliance with legal and regulatory requirements, the annual independent audit of our consolidated financial statements, the independent auditors' qualifications and independence, the performance of our internal audit function and independent auditors and any other areas of potential financial risk to Sound Financial Bancorp specified by its Board of Directors. The Audit Committee is also responsible for the appointment, retention and oversight of our independent auditors, including pre-approval of all audit and non-audit services to be performed by the independent auditors. During 2024, the Audit Committee was comprised of Directors Jones (chair), Carney, Riojas, Porcelli and Haddad, each of whom is "independent" as that term is defined for audit committee members in the Nasdaq Rules. The Board of Directors has determined that Director Jones is an "audit committee financial expert" as defined in Item 407(e) of Regulation S-K of the Securities and Exchange Commission and that all of the Audit Committee members meet the financial literacy requirements under the NASDAQ listing standards. Additional information concerning the Audit Committee is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2025, (except for information contained under the heading "Report of the Audit Committee"), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Insider Trading Policy. Information concerning the Company’s insider trading policy is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2025, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 11.    Executive Compensation
Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2025, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2025, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of Sound Financial Bancorp.
Equity Compensation Plan Information. The following table sets forth information at December 31, 2024 with respect to the Company’s equity compensation plans, all of which were approved by the Company’s shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (1)
Equity Incentive Plan approved by security holders	72,836	$35.50	257
Equity Incentive Plan not approved by security holders	—	—	—
Total	72,836	$35.50	257
(1) There are no shares available for issuance for stock awards, other than awards of stock options and stock appreciation rights, included in this amount.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2025, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 14.    Principal Accountant Fees and Services
Information concerning principal accountant fees and services is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2025, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
(a)(1) List of Financial Statements
The following are contained in Item 8:
Report of Independent Registered Public Accounting Firm (Moss Adams LLP, Everett WA, PCAOB ID: 659)
Consolidated Balance Sheets at December 31, 2024 and 2023
Consolidated Statements of Income for the Years Ended December 31, 2024 and 2023
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024 and 2023
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2024 and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023
Notes to Consolidated Financial Statements
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

10.7	Summary of Annual Bonus Plan (incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 14, 2024 (File No. 001-35633))
10.8	Amended and Restated 2013 Equity Incentive Plan (included as Annex A to the Company's proxy statement filed with the SEC on April 12, 2018 and incorporated herein by reference (File No. 001-35633))
10.9	Form of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement and Restricted Stock
Agreement under the 2013 Equity Incentive Plan (included as Exhibit 10.14 to the Registrant's Quarterly
Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference (File
No. 001-35633))
10.10	Form of Adoption Agreement for the Sound Community Bank Nonqualified Deferred Compensation Plan (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 30, 2021 (File No. (001-35633))
10.11	The Sound Community Bank Nonqualified Deferred Compensation Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on March 24, 2017 (File No. 001-35633))
10.12	Change of Control Agreement dated October 25, 2018, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Heidi Sexton (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on October 26, 2018 (File No. (001-35633))
10.13	Credit Union of the Pacific Incentive Compensation Achievement Plan, dated January 1, 1994 (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 14, 2019 (File No. (001-35633))
10.14	Form of Subordinated Note Purchase Agreement, dated September 18, 2020, by and among Sound Financial
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

10.16
Amendment No 1 to Change of Control Agreement dated October 25, 2018, by and among Sound Financial Bancorp, Inc., Sound Community Bank and Heidi Sexton, effective as of October 30, 2024 (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 5, 2024 (File No. (001-35633))

10.17
Amendment No. 1 to Change in Control Agreement dated August 25, 2021 by and among Sound Financial Bancorp, Inc., Sound Community Bank and Wes Ochs, effective as of October 30, 2024 (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on November 5, 2024 (File No. 001-35633)).

19	Insider trading policy and procedures
21	Subsidiaries of Sound Financial Bancorp, Inc. 1994 (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 12, 2020 (File No. (001-35633))
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (included on signature page)
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification
97	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 22, 2024 (File No. (001-35633)).
101
The following financial statements from the Sound Financial Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of equity (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(c) Financial Statements Schedules - None

Item 16. Form 10-K Summary - None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: March 18, 2025	By:	/s/ Laura Lee Stewart
Laura Lee Stewart, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wesley Ochs
Wesley Ochs
Executive Vice President/Chief Strategy Officer and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jennifer L. Mallon
Jennifer L. Mallon
Senior Vice President/Deputy Chief Financial Officer and Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY
We, the undersigned officers and directors of Sound Financial Bancorp, Inc., hereby severally and individually constitute and appoint Laura Lee Stewart and Wesley Ochs, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the other and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Laura Lee Stewart	/s/ Wesley Ochs
Laura Lee Stewart, President, Chief Executive Officer and Director	Wesley Ochs, Executive Vice President/Chief Strategy Officer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
Date: March 18, 2025	Date: March 18, 2025

/s/ Jennifer L. Mallon	/s/ Tyler K. Myers
Jennifer L. Mallon, Senior Vice President/Deputy Chief Financial Officer and Chief Accounting Officer	Tyler K. Myers, Chairman of the Board
(Principal Accounting Officer)	Date: March 18, 2025
Date: March 18, 2025

/s/ David S. Haddad, Jr.	/s/ Robert F. Carney
David S. Haddad, Jr., Director	Robert F. Carney, Director
Date: March 18, 2025	Date: March 18, 2025

/s/ Debra Jones	/s/ Rogelio Riojas
Debra Jones, Director	Rogelio Riojas, Director
Date: March 18, 2025	Date: March 18, 2025

/s/ James E. Sweeney	/s/ Corissa B. Porcelli
James E. Sweeney, Director	Corissa B. Porcelli, Director
Date: March 18, 2025	Date: March 18, 2025