Form 10-Q
period 2025-03-31
Sound Financial Bancorp, Inc.
filed 2025-05-13
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
As of May 9, 2025, there were 2,566,069 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$131,494	$43,641
Available-for-sale (“AFS”) securities, at fair value (amortized cost of $9,032 and $9,112 as of March 31, 2025 and December 31, 2024, respectively)	7,689	7,790
Held-to-maturity (“HTM”) securities, at amortized cost (fair value of $1,711 and $1,712 at March 31, 2025 and December 31, 2024, respectively)	2,121	2,130
Loans held-for-sale	2,267	487
Loans held-for-portfolio	886,226	900,171
Allowance for credit losses (“ACL”) on loans	(8,393)	(8,499)
Total loans held-for-portfolio, net	877,833	891,672
Accrued interest receivable	3,540	3,471
Bank-owned life insurance (“BOLI”), net	22,685	22,490
Other real estate owned (“OREO”) and repossessed assets, net	41	—
Mortgage servicing rights (“MSRs”), at fair value	4,688	4,769
Federal Home Loan Bank ("FHLB") stock, at cost	1,734	1,730
Premises and equipment, net	4,591	4,697
Right of use assets	3,546	3,725
Other assets	6,957	7,031
Total assets	$1,069,186	$993,633
LIABILITIES
Deposits
Interest-bearing	$783,660	$705,267
Noninterest-bearing demand	126,687	132,532
Total deposits	910,347	837,799
Borrowings	25,000	25,000
Accrued interest payable	586	765
Lease liabilities	3,828	4,013
Other liabilities	10,774	9,371
Advance payments from borrowers for taxes and insurance	2,450	1,260
Subordinated notes, net	11,770	11,759
Total liabilities	964,755	889,967
COMMITMENTS AND CONTINGENCIES (NOTE 7)	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,566,069 and 2,564,907 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	25	25
Additional paid-in capital	28,515	28,413
Retained earnings	76,952	76,272
Accumulated other comprehensive loss, net of tax	(1,061)	(1,044)
Total stockholders’ equity	104,431	103,666
Total liabilities and stockholders’ equity	$1,069,186	$993,633
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
INTEREST INCOME
Loans, including fees	$12,588	$12,233
Interest and dividends on investments, cash and cash equivalents	1,118	1,527
Total interest income	13,706	13,760
INTEREST EXPENSE
Deposits	5,205	5,703
Borrowings	262	429
Subordinated notes	168	168
Total interest expense	5,635	6,300
Net interest income	8,071	7,460
RELEASE OF CREDIT LOSSES	(203)	(33)
Net interest income after release of credit losses	8,274	7,493
NONINTEREST INCOME
Service charges and fee income	684	612
Earnings on BOLI	195	177
Mortgage servicing income	269	282
Fair value adjustment on MSRs	(99)	(65)
Net gain on sale of loans	49	90
Total noninterest income	1,098	1,096
NONINTEREST EXPENSE
Salaries and benefits	4,595	4,543
Operations	1,365	1,457
Regulatory assessments	221	189
Occupancy	437	444
Data processing	1,293	1,017
Net loss on OREO and repossessed assets	3	6
Total noninterest expense	7,914	7,656
Income before provision for income taxes	1,458	933
Provision for income taxes	291	163
Net income	$1,167	$770

Earnings per common share:
Basic	$0.45	$0.30
Diluted	$0.45	$0.30
Weighted-average number of common shares outstanding:
Basic	2,554,265	2,539,213
Diluted	2,578,609	2,556,958
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$1,167	$770
Available for sale securities:
Unrealized losses arising during the period	(21)	(78)
Income tax benefit related to unrealized losses	4	16
Other comprehensive loss, net of tax	(17)	(62)
Comprehensive income	$1,150	$708

See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2025 and 2024 (unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balance, at December 31, 2024	2,564,907	$25	$28,413	$76,272	$(1,044)	$103,666
Net income	—	—	—	1,167	—	1,167
Other comprehensive loss, net of tax	—	—	—	—	(17)	(17)
Share-based compensation	—	—	81	—	—	81
Cash dividends paid on common stock ($0.19 per share)	—	—	—	(487)	—	(487)
Common stock options exercised	1,162	—	21	—	—	21
Balance, at March 31, 2025	2,566,069	$25	$28,515	$76,952	$(1,061)	$104,431

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balance, at December 31, 2023	2,549,427	$25	$27,990	$73,627	$(988)	$100,654
Net income	—	—	—	770	—	770
Other comprehensive loss, net of tax	—	—	—	—	(62)	(62)
Share-based compensation	—	—	95	—	—	95
Restricted common stock awards issued	8,048	—		—	—	—
Cash dividends paid on common stock ($0.19 per share)	—	—		(486)	—	(486)
Common stock repurchased	(164)	—	(1)	(4)	—	(5)
Common stock options exercised	1,235	—	26	—	—	26
Balance, at March 31, 2024	2,558,546	$25	$28,110	$73,907	$(1,050)	$100,992
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,167	$770
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net premiums on investments	22	22
Release of credit losses	(203)	(33)
Depreciation and amortization	144	178
Share based compensation	81	95
Fair value adjustment on mortgage servicing rights	99	65
Right of use assets amortization	245	237
Change in lease liabilities	(251)	(245)
Change in cash surrender value of BOLI	(195)	(177)
Net change in advances from borrowers for taxes and insurance	1,190	1,099
Deferred income tax	(273)	—
Net gain on sale of loans	(49)	(90)
Proceeds from sale of loans held-for-sale	2,023	4,234
Originations of loans held-for-sale	(3,772)	(3,937)
Change in operating assets and liabilities:
Accrued interest receivable	(69)	(165)
Other assets	351	1,549
Accrued interest payable	(179)	(98)
Other liabilities	1,521	15
Net cash provided by operating activities	1,852	3,519
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available-for-sale securities	69	83
Proceeds from principal payments of held-to-maturity securities	9	9
Net decrease (increase) in loans	13,883	(3,570)
Purchases of premises and equipment, net	(38)	(1,623)
Net cash provided by (used in) investing activities	13,923	(5,101)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	72,548	90,344
FHLB stock purchased	(4)	(10)
Common stock repurchases	—	(5)
Dividends paid on common stock	(487)	(486)
Proceeds from common stock option exercises	21	26
Net cash provided by financing activities	72,078	89,869
Net change in cash and cash equivalents	87,853	88,287
Cash and cash equivalents, beginning of period	43,641	49,690
Cash and cash equivalents, end of period	$131,494	$137,977
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid on deposits and borrowings	5,814	6,398
Loans transferred from loans held-for-portfolio to OREO and repossessed assets	41	115
ROU assets obtained in exchange for new operating lease liabilities	66	—
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
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 18, 2025 (“2024 Form 10-K”). The results for the interim periods are not necessarily indicative of results for a full year or any other future period.
We have not made any changes in our significant accounting policies from those disclosed in the 2024 Form 10-K.

Note 2 – Accounting Pronouncements Recently Issued or Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The Company adopted this ASU on January 1, 2024. ASU 2023-07 did not have an impact on the Company's financial position or results of operation as it impacts disclosures only. The adoption of this ASU did not have a material impact on the Company’s disclosures as the Company operates under one segment.
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

Note 3 – Investments
At March 31, 2025, the Company did not own any debt securities classified as trading or any equity investment securities, except for the FHLB securities described in “Note 8 — Borrowings, FHLB Stock and Subordinated Notes.”
The amortized cost and estimated fair value of our AFS securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2025
Municipal bonds	$6,344	$10	$(1,013)	$5,341
Agency mortgage-backed securities	2,688	10	(350)	2,348
Total	$9,032	$20	$(1,363)	$7,689

December 31, 2024
Municipal bonds	$6,354	$11	$(991)	$5,374
Agency mortgage-backed securities	2,758	7	(349)	2,416
Total	$9,112	$18	$(1,340)	$7,790
The amortized cost and estimated fair value of our HTM securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2025
Municipal bonds	$703	$—	$(174)	$529
Agency mortgage-backed securities	1,418	—	(236)	1,182
Total	$2,121	$—	$(410)	$1,711

December 31, 2024
Municipal bonds	$704	$—	$(163)	$541
Agency mortgage-backed securities	1,426	—	(255)	1,171
Total	$2,130	$—	$(418)	$1,712
The amortized cost and estimated fair value of AFS and HTM securities at March 31, 2025, by contractual maturity, are shown below (in thousands). Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, consisting of agency mortgage-backed securities, are shown separately.

	March 31, 2025
	Available-for-sale		Held-to-maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$455	$455	$—	$—
Due after five years through ten years	1,200	1,210	—	—
Due after ten years	4,689	3,676	703	529
Agency mortgage-backed securities	2,688	2,348	1,418	1,182
Total	$9,032	$7,689	$2,121	$1,711
There were no pledged securities at March 31, 2025 or December 31, 2024.
There were no sales of AFS or HTM securities during both the three months ended March 31, 2025 and 2024.

Accrued interest receivable on securities totaled $76 thousand at March 31, 2025 and $48 thousand at December 31, 2024, in the accompanying Condensed Consolidated Balance Sheets. Accrued interest receivable is excluded from the allowance for credit losses.
The following table summarizes the aggregate fair value and gross unrealized loss by length of time of those investments for which an allowance for credit losses has not been recorded that have been in a continuous unrealized loss position at the dates indicated (in thousands):

	March 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities
Municipal bonds	$—	$—	$3,676	$(1,013)	$3,676	$(1,013)
Agency mortgage-backed securities	44	(1)	1,960	(349)	2,004	(350)
Total available-for-sale securities	$44	$(1)	$5,636	$(1,362)	$5,680	$(1,363)
Held-to-maturity securities
Municipal bonds	$—	$—	$529	$(174)	$529	$(174)
Agency mortgage-backed securities	—	—	1,181	(236)	1,182	(236)
Total held-to-maturity securities	$—	$—	$1,710	$(410)	$1,711	$(410)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities
Municipal bonds	$—	$—	$3,708	$(991)	$3,708	$(991)
Agency mortgage-backed securities	44	(2)	2,020	(347)	2,064	(349)
Total	$44	$(2)	$5,728	$(1,338)	$5,772	$(1,340)
Held-to-maturity securities
Municipal bonds	$—	$—	$540	$(163)	$540	$(163)
Agency mortgage-backed securities	—	—	1,172	(255)	1,172	(255)
Total held-to-maturity securities	$—	$—	$1,712	$(418)	$1,712	$(418)
There was no allowance for credit losses on securities at March 31, 2025 or December 31, 2024. At both March 31, 2025 and December 31, 2024, the total securities portfolio consisted of 11 agency mortgage-backed securities and 11 municipal bonds, with a total portfolio fair value of $9.4 million and $9.5 million, respectively. At both March 31, 2025 and December 31, 2024, there was one security in an unrealized loss position for less than 12 months and 15 securities in an unrealized loss position for more than 12 months. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. There was no provision for credit losses recognized for investment securities during the three months ended March 31, 2025 and 2024, because the declines in fair value were not attributable to credit quality and because we do not intend, and it is not likely that we will be required, to sell these securities before recovery of their amortized cost basis.

Note 4 – Loans

Loans-held-for portfolio (which excludes loans held-for-sale) at the dates indicated were as follows (in thousands):

	March 31, 2025	December 31, 2024
Real estate loans:
One-to-four family	$262,457	$269,684
Home equity	28,112	26,686
Commercial and multifamily	392,798	371,516
Construction and land	42,492	73,077
Total real estate loans	725,859	740,963
Consumer loans:
Manufactured homes	42,448	41,128
Floating homes	86,626	86,411
Other consumer	18,224	17,720
Total consumer loans	147,298	145,259
Commercial business loans	14,690	15,605
Total loans held-for-portfolio	887,847	901,827
Premiums for purchased loans(1)	688	718
Deferred fees, net	(2,309)	(2,374)
Total loans held-for-portfolio, gross	886,226	900,171
Allowance for credit losses — loans	(8,393)	(8,499)
Total loans held-for-portfolio, net	$877,833	$891,672
(1)Includes premiums resulting from purchased loans of $386 thousand related to one-to-four family loans, $236 thousand related to commercial and multifamily loans, and $66 thousand related to commercial business loans as of March 31, 2025. Includes premiums resulting from purchased loans of $404 thousand related to one-to-four family loans, $244 thousand related to commercial and multifamily loans, and $70 thousand related to commercial business loans as of December 31, 2024.
As of March 31, 2025, there was one collateral dependent consumer mortgage loan, totaling $260 thousand, that was in process of foreclosure.
The following table presents a summary of activity in the ACL on loans and the reserve for unfunded loan commitments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025			2024
	ACL - Loans	Reserve for Unfunded Loan Commitments	ACL	ACL - Loans	Reserve for Unfunded Loan Commitments	ACL
Balance at beginning of period	$8,499	$234	$8,733	$8,760	$193	$8,953
(Release of) provision for credit losses during the period	(85)	(118)	(203)	(106)	73	(33)
Net charge-offs during the period	(21)	—	(21)	(56)	—	(56)
Balance at end of period	$8,393	$116	$8,509	$8,598	$266	$8,864
Accrued interest receivable on loans receivable totaled $3.3 million at March 31, 2025 and $3.4 million at December 31, 2024, in the accompanying Condensed Consolidated Balance Sheets. Accrued interest receivable is excluded from the ACL.

The ACL is measured using the current expected credit losses (“CECL”) approach for financial instruments measured at amortized cost and for other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable forecasts. We estimate the ACL using relevant information from internal and external sources, related to past events, current conditions, and a reasonable and supportable forecast. The ACL is measured on a collective (segment) basis when similar risk characteristics exist. Historical credit loss experience for both the Company and segment-specific peers provides the basis for the estimate of expected credit losses. Segments are based upon federal call report segmentation. The reserve was applied on a loan-by-loan basis and condensed into the applicable segments reported below. The ACL is determined using quantitative and qualitative analysis. The quantitative analysis utilizes macroeconomic variables to establish a quantitative relationship between economic conditions and loan performance through an economic cycle. Qualitative adjustments include but are not limited to changes in lending policies; changes in nature and volume of the portfolio; change in staff experience level; changes in the volume or trends of classified loans, delinquencies, and nonaccrual loans; concentration risk; value of underlying collateral; competitive, legal, and regulatory factors; changes in the loan review system; and economic conditions. We evaluate our ACL policy and judgments on an ongoing basis and update them as necessary based on changing conditions. See “Note 1—Organization and Significant Accounting Policies” in the Company’s 2024 Form 10-K for further information on the Company’s ACL accounting policy.
The following tables summarize the activity in the ACL - loans for the periods indicated (in thousands):

	Three Months Ended March 31, 2025
	Beginning Allowance	Charge-offs	Recoveries	Provision for (Release of) Credit Losses	Ending Allowance
One-to-four family	$3,025	$—	$—	$303	$3,328
Home equity	307	—	—	55	362
Commercial and multifamily	1,218	—	—	(37)	1,181
Construction and land	992	—	—	(713)	279
Manufactured homes(1)	1,172	(19)	—	150	1,303
Floating homes	1,282	—	—	127	1,409
Other consumer(2)	401	(8)	6	49	448
Commercial business	102	—	—	(19)	83
Total	$8,499	$(27)	$6	$(85)	$8,393
(1)During the three months ended March 31, 2025, there was one manufactured home loan originated in 2022 that was charged off and then subsequently foreclosed upon.
(2)During the three months ended March 31, 2025, the gross charge-offs of other consumer loans related entirely to deposit overdrafts that were charged off.

	Three Months Ended March 31, 2024
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
(1)During the three months ended March 31, 2024, there was one manufactured home loan originated in 2020 that was charged off and then subsequently foreclosed upon.
(2)During the three months ended March 31, 2024, the gross charge-offs of other consumer loans related entirely to deposit overdrafts that were charged off.

Credit Quality Indicators. Federal regulations provide for the classification of lower quality loans and other assets (such as OREO and repossessed assets), as well as debt and equity securities considered as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.
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
When we classify problem assets as either substandard or doubtful, we may determine that these assets should be individually analyzed if they no longer share common risk characteristics with the rest of the portfolio. When we classify problem assets as a loss, we are required to charge off those assets in the period in which they are deemed uncollectible. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC (the Bank’s federal regulator) and the Washington Department of Financial Institutions (the Bank’s state banking regulator), which can order the establishment of additional credit loss allowances. Assets which do not currently expose us to sufficient risk to warrant classification as substandard or doubtful but possess weaknesses are required to be designated as special mention. There were no loans classified as doubtful or loss as of March 31, 2025 and December 31, 2024.
The following tables present the internally assigned grades as of March 31, 2025 and December 31, 2024, by type of loan and origination year (in thousands):

	At March 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term
	2025	2024	2023	2022	2021	Prior			Total

One-to-four family:
Pass	$2,112	$23,262	$22,393	$74,764	$96,929	$42,317	$—	$—	$261,777
Substandard	—	—	—	491	101	209	—	—	801
Total one-to-four family	$2,112	$23,262	$22,393	$75,255	$97,030	$42,526	$—	$—	$262,578
Home equity:
Pass	$59	$2,996	$2,911	$2,359	$862	$1,468	$16,278	$967	$27,900
Substandard	—	—	—	—	—	55	309	62	426
Total home equity	$59	$2,996	$2,911	$2,359	$862	$1,523	$16,587	$1,029	$28,326
Commercial and multifamily:
Pass	$23,140	$34,755	$24,960	$88,745	$109,532	$84,509	$—	$—	$365,641
Substandard	—	—	—	—	6,453	19,443	—	—	25,896
Total commercial and multifamily	$23,140	$34,755	$24,960	$88,745	$115,985	$103,952	$—	$—	$391,537
Construction and land:
Pass	$753	$17,844	$18,856	$2,143	$849	$1,742	$—	$—	$42,187
Substandard	—	—	—	69	—	23	—	—	92
Total construction and land	$753	$17,844	$18,856	$2,212	$849	$1,765	$—	$—	$42,279
Manufactured homes:
Pass	$2,631	$9,202	$11,976	$6,610	$3,678	$7,563	$—	$—	$41,660
Substandard	—	—	305	141	—	195	—	—	641
Total manufactured homes	$2,631	$9,202	$12,281	$6,751	$3,678	$7,758	$—	$—	$42,301
Floating homes:
Pass	$1,986	$20,256	$6,367	$15,165	$23,734	$16,353	$—	$—	$83,861
Substandard	—	—	—	2,350	—	—	—	—	2,350
Total floating homes	$1,986	$20,256	$6,367	$17,515	$23,734	$16,353	$—	$—	$86,211
Other consumer:
Pass	$1,250	$2,131	$2,911	$379	$3,562	$7,224	$704	$—	$18,161
Substandard	—	—	74	—	9	—	—	—	83
Total other consumer	$1,250	$2,131	$2,985	$379	$3,571	$7,224	$704	$—	$18,244
Commercial business:
Pass	$—	$292	$1,148	$1,636	$2,901	$3,849	$4,700	$—	$14,526
Substandard	—	37	—	—	—	—	187	—	224
Total commercial business	$—	$329	$1,148	$1,636	$2,901	$3,849	$4,887	$—	$14,750
Total loans
Pass	$31,931	$110,738	$91,522	$191,801	$242,047	$165,025	$21,682	$967	$855,713
Substandard	—	37	379	3,051	6,563	19,925	496	62	30,513
Total loans	$31,931	$110,775	$91,901	$194,852	$248,610	$184,950	$22,178	$1,029	$886,226

	At December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term
	2024	2023	2022	2021	2020	Prior			Total
One-to-four family:
Pass	$26,327	$22,470	$78,427	$98,379	$14,095	$29,534	$—	$—	$269,232
Substandard	—	—	259	104	—	214	—	—	577
Total one-to-four family	$26,327	$22,470	$78,686	$98,483	$14,095	$29,748	$—	$—	$269,809
Home equity:
Pass	$3,084	$2,951	$2,420	$908	$210	$1,320	$14,578	$1,069	$26,540
Substandard	—	—	—	—	—	56	234	66	356
Total home equity	$3,084	$2,951	$2,420	$908	$210	$1,376	$14,812	$1,135	$26,896
Commercial and multifamily:
Pass	$34,844	$20,736	$90,067	$111,601	$21,240	$67,336	$—	$—	$345,824
Special mention	—	—	—	—	—	1,375	—	—	1,375
Substandard	—	—	—	5,775	2,165	15,143	—	—	23,083
Total commercial and multifamily	$34,844	$20,736	$90,067	$117,376	$23,405	$83,854	$—	$—	$370,282
Construction and land:
Pass	$26,458	$22,846	$2,166	$968	$593	$2,338	$—	$—	$55,369
Special mention	—	—	17,349	—	—	—	—	—	17,349
Substandard	—	—	70	—	—	24	—	—	94
Total construction and land	$26,458	$22,846	$19,585	$968	$593	$2,362	$—	$—	$72,812
Manufactured homes:
Pass	$9,396	$12,095	$7,039	$3,822	$1,816	$6,180	$—	$—	$40,348
Substandard	—	427	—	—	—	205	—	—	632
Total manufactured homes	$9,396	$12,522	$7,039	$3,822	$1,816	$6,385	$—	$—	$40,980
Floating homes:
Pass	$20,587	$6,395	$16,225	$23,902	$6,059	$10,472	$—	$—	$83,640
Substandard	—	—	2,350	—	—	—	—	—	2,350
Total floating homes	$20,587	$6,395	$18,575	$23,902	$6,059	$10,472	$—	$—	$85,990
Other consumer:
Pass	$2,273	$3,297	$622	$3,615	$5,387	$1,925	$618	$—	$17,737
Substandard	—	—	—	1	—	—	—	—	1
Total other consumer	$2,273	$3,297	$622	$3,616	$5,387	$1,925	$618	—	$17,738
Commercial business:
Pass	$314	$1,256	$1,811	$3,032	$257	$3,895	$4,862	$—	$15,427
Substandard	38	—	—	—	—	11	188	—	237
Total commercial business	$352	$1,256	$1,811	$3,032	$257	$3,906	$5,050	$—	$15,664
Total loans
Pass	$123,283	$92,046	$198,777	$246,227	$49,657	$123,000	$20,058	$1,069	$854,117
Special mention	—	—	17,349	—	—	1,375	—	—	18,724
Substandard	38	427	2,679	5,880	2,165	15,653	422	66	27,330
Total loans	$123,321	$92,473	$218,805	$252,107	$51,822	$140,028	$20,480	$1,135	$900,171

Nonaccrual and Past Due Loans.  Loans are considered past due if the required principal and interest payments were not received as of the dates such payments were due.
The following table presents the amortized cost of nonaccrual loans as of the dates indicated, by type of loan (in thousands):

	March 31, 2025		December 31, 2024
	Total Nonaccrual Loans	Total Nonaccrual Loans with no ACL	Total Nonaccrual Loans	Total Nonaccrual Loans with no ACL
One-to-four family	$762	$762	$537	$537
Home equity	368	368	298	298
Commercial and multifamily	5,627	5,627	3,734	3,734
Construction and land	22	22	24	24
Manufactured homes	501	501	521	521
Floating homes	2,363	2,363	2,363	2,363
Other consumer	10	9	3	1
Commercial business	—	—	11	11
Total	$9,653	$9,652	$7,491	$7,489
The following tables present the aging of past due loans, based on amortized cost, as of the dates indicated, by type of loan (in thousands):

	March 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$668	$49	$351	$—	$1,068	$261,510	$262,578
Home equity	35	—	138	—	173	28,153	28,326
Commercial and multifamily	967	—	5,621	—	6,588	384,949	391,537
Construction and land	—	—	—	—	—	42,279	42,279
Manufactured homes	770	—	200	—	970	41,331	42,301
Floating homes	—	—	2,350	—	2,350	83,861	86,211
Other consumer	5	3	9	—	17	18,227	18,244
Commercial business	—	—	—	—	—	14,750	14,750
Total	$2,445	$52	$8,669	$—	$11,166	$875,060	$886,226

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$34	$339	$352	$—	$725	$269,084	$269,809
Home equity	249	—	66	—	315	26,581	26,896
Commercial and multifamily	—	—	3,733	—	3,731	366,551	370,282
Construction and land	24	—	—	—	24	72,788	72,812
Manufactured homes	402	287	394	—	1,083	39,897	40,980
Floating homes	—	—	2,350	—	2,350	83,640	85,990
Other consumer	6	12	—	—	18	17,720	17,738
Commercial business	—	—	—	—	—	15,664	15,664
Total	$715	$638	$6,895	$—	$8,246	$891,925	$900,171

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
At March 31, 2025, the Company had no commitments to extend additional credit to borrowers owing loan receivables with modified terms.

There were no loans modified within the three months ended March 31, 2025 and 2024.

At March 31, 2025 and December 31, 2024, we had no loan receivables that defaulted subsequent to their modification.

Troubled debt restructurings (“TDRs”). Prior to the adoption of ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, the Company had granted a variety of concessions to borrowers in the form of loan modifications that were considered TDRs. Loans classified as legacy TDRs totaled $1.3 million at both March 31, 2025 and December 31, 2024.

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

The following tables summarize collateral dependent loans by collateral type as of the dates indicated (in thousands):

	March 31, 2025
	Commercial Real Estate	Residential Real Estate	Land	Other Residential	RVs/Automobiles	Business Assets	Total
Real estate loans:
One- to four- family	$—	$305	$—	$594	$—	$—	$899
Home equity	—	368	—	—	—	—	368
Commercial and multifamily	4,561	—	—	—	—	1,065	5,626
Construction and land	—	—	22	—	—	—	22
Total real estate loans	4,561	673	22	594	—	1,065	6,915
Consumer loans:
Manufactured homes	—	—	—	501	—	—	501
Floating homes	—	—	—	2,363	—	—	2,363
Other consumer	—	—	—	—	9	—	9
Total consumer loans	—	—	—	2,864	9	—	2,873
Commercial business loans	—	—	—	—	—	—	—
Total loans	$4,561	$673	$22	$3,458	$9	$1,065	$9,789

	December 31, 2024
	Commercial Real Estate	Residential Real Estate	Land	Other Residential	RVs/Automobiles	Business Assets	Total
Real estate loans:
One- to four- family	$—	$311	$—	$364	$—	$—	$675
Home equity	—	298	—	—	—	—	298
Commercial and multifamily	3,734	—	—	—	—	—	3,734
Construction and land	—	—	24	—	—	—	24
Total real estate loans	3,734	609	24	364	—	—	4,731
Consumer loans:
Manufactured homes	—	—	—	521	—	—	521
Floating homes	—	—	—	2,363	—	—	2,363
Other consumer	—	—	—	—	1	—	1
Total consumer loans	—	—	—	2,884	1	—	2,885
Commercial business loans	—	—	—	—	—	11	11
Total loans	$3,734	$609	$24	$3,248	$1	$11	$7,627

Note 5 – Fair Value Measurements
The Company determines the fair values of its financial instruments based on the requirements established in ASC 820, Fair Value Measurements (“ASC 820”), which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. The Company’s fair values for financial instruments at March 31, 2025 and December 31, 2024 were determined based on these requirements.
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
Off-balance sheet financial instruments - The fair value of off-balance sheet financial instruments, which consisted entirely of loan commitments at March 31, 2025 and December 31, 2024, is estimated based on fees charged to others to enter into similar agreements, taking into account the remaining terms of the agreements and credit standing of the Company’s clients. The estimated fair value of these commitments was not significant at March 31, 2025 and December 31, 2024.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no transfers between levels during the three months ended March 31, 2025 and 2024.

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether recognized or recorded at fair value or not as of the dates indicated (in thousands):

	March 31, 2025		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$131,494	$131,494	$131,494	$—	$—
Available-for-sale securities	7,689	7,689	—	7,689	—
Held-to-maturity securities	2,121	1,711	—	1,711	—
Loans held-for-sale	2,267	2,267	—	2,267	—
Loans held-for-portfolio, net	877,833	840,425	—	—	840,425
Mortgage servicing rights	4,688	4,688	—	—	4,688
FINANCIAL LIABILITIES:
Time deposits	289,474	290,245	—	290,245	—
Borrowings	25,000	25,000	—	25,000	—
Subordinated notes	11,770	12,310	—	12,310	—

	December 31, 2024		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$43,641	$43,641	$43,641	$—	$—
Available-for-sale securities	7,790	7,790	—	7,790	—
Held-to-maturity securities	2,130	1,712	—	1,712	—
Loans held-for-sale	487	487	—	487	—
Loans held-for-portfolio, net	891,672	850,813	—	—	850,813
Mortgage servicing rights	4,769	4,769	—	—	4,769
FINANCIAL LIABILITIES:
Time deposits	295,822	296,575	—	296,575	—
Borrowings	25,000	25,000	—	25,000	—
Subordinated notes	11,759	12,653	—	12,653	—

The following tables present the balance of assets measured at fair value on a recurring basis as of the dates indicated (in thousands):

	Fair Value at March 31, 2025
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$5,341	$—	$5,341	$—
Agency mortgage-backed securities	2,348	—	2,348	—
Mortgage servicing rights	4,688	—	—	4,688

	Fair Value at December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$5,374	$—	$5,374	$—
Agency mortgage-backed securities	2,416	—	2,416	—
Mortgage servicing rights	4,769	—	—	4,769
The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis as of the dates indicated:

March 31, 2025
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	125%-364% (125%)
		Discount rate	10.0%-10.3% (10%)

December 31, 2024
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	125%-556% (125%)
		Discount rate	(10%)
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
There were no assets or liabilities (excluding MSRs) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended March 31, 2025 and 2024.
MSRs are measured at fair value using significant unobservable inputs (Level 3) on a recurring basis, and a reconciliation of these assets can be found in “Note 6—Mortgage Servicing Rights.

The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at March 31, 2025
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$41	$—	$—	$41
Collateral dependent loans	9,789	—	—	9,789

	Fair Value at December 31, 2024
	Total	Level 1	Level 2	Level 3
Collateral dependent loans	7,627	—	—	7,627
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at both March 31, 2025 and December 31, 2024.

Note 6 – Mortgage Servicing Rights
The unpaid principal balance of the Company’s mortgage servicing rights portfolio totaled $418.6 million at March 31, 2025 compared to $425.8 million at December 31, 2024. Of these total balances, the unpaid principal balance of loans serviced for Federal National Mortgage Association (“Fannie Mae”) at March 31, 2025 and December 31, 2024 were $416.5 million and $423.7 million, respectively. The unpaid principal balance of loans serviced for other financial institutions totaled $2.1 million at both March 31, 2025 and December 31, 2024. Loans serviced for Fannie Mae and others are not included in the Company’s financial statements as they are not assets of the Company.
A summary of the change in the balance of mortgage servicing assets during the periods indicated were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance, at fair value	$4,769	$4,632
Servicing rights that result from transfers and sale of financial assets	18	45
Changes in fair value:
Due to changes in model inputs or assumptions and other(1)	(99)	(65)
Ending balance, at fair value	$4,688	$4,612
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	March 31, 2025	December 31, 2024
Prepayment speed (Public Securities Association “PSA” model)	125%	125%
Weighted-average life	10.8 years	10.6 years
Weighted average discount rate	10.0%	10.0%

The amount of contractually specified servicing, late and ancillary fees earned on mortgage servicing rights are included in mortgage servicing income on the Condensed Consolidated Statements of Income and totaled $269 thousand and $282 thousand for the three months ended March 31, 2025 and 2024, respectively.

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

Note 8 – Borrowings, FHLB Stock and Subordinated Notes
FHLB Advances
The following tables present advances from the FHLB as of the dates indicated (dollars in thousands):

	March 31, 2025	December 31, 2024
FHLB advances:
Short-term advances	$15,000	$—
Long-term advances	10,000	25,000
Total	$25,000	$25,000

	March 31, 2025	December 31, 2024
Fixed Rate:
Outstanding balance	$25,000	$25,000
Interest rates ranging from	4.06%	4.06%
Interest rates ranging to	4.27%	4.27%
Weighted average interest rate	4.16%	4.16%
The following table presents the maturity of our FHLB advances (dollars in thousands):

March 31, 2025
Remainder of 2025	$—
2026	15,000
2027	—
2028	10,000
2029	—
Thereafter	—
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

	March 31, 2025	December 31, 2024
Amount available to borrow under credit facility(1)	$347,813	$385,366
Advance equivalent of collateral:
One-to-four family loans	176,342	175,907
Commercial and multifamily loans	28,951	29,180
Home equity loans	237	241
Notional amount of letters of credit outstanding	13,000	8,000
Remaining FHLB borrowing capacity(2)	$167,529	$172,327
(1)Subject to eligible pledged collateral.
(2)Amount remaining from the advance equivalent of collateral less letters of credit outstanding and FHLB advances.

As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances. At both March 31, 2025 and December 31, 2024, the Company had an investment of $1.7 million in FHLB of Des Moines stock.
Federal Reserve Bank of San Francisco (“FRB SF”) Borrowings
The Company has a borrowing agreement with the FRB SF. The terms of the agreement call for a blanket pledge of a portion of the Company’s consumer and commercial business loans based on the Company’s outstanding borrowing balance. At March 31, 2025 and December 31, 2024, the amount available to borrow under this credit facility was $20.3 million and $20.8 million, respectively, subject to eligible pledged collateral. The Company had no outstanding borrowings under this arrangement at March 31, 2025 and December 31, 2024.
Other Borrowings
The Company has access to an unsecured Fed Funds line of credit from Pacific Coast Banker’s Bank (“PCBB”). The line has a one year term maturing on June 30, 2025 and is renewable annually. As of March 31, 2025, the amount available under this line of credit was $20.0 million. There was no balance on this line of credit as of March 31, 2025 and December 31, 2024.
Subordinated Debt
In September 2020, the Company issued $12.0 million of fixed to floating rate subordinated notes that mature in 2030. The subordinated notes have an initial fixed interest rate of 5.25% to, but excluding, October 1, 2025, payable semi-annually in arrears. From, and including, October 1, 2025, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term Secured Overnight Financing Rate, or SOFR, plus 513 basis points, payable quarterly in arrears. The subordinated notes mature on May 15, 2030, and may be redeemed by the Company, in whole or in part, on October 1, 2025, or on any subsequent interest payment date. Prior to October 1, 2025, the Company may redeem these notes, in whole but not in part, only under certain limited circumstances set forth in the terms of the subordinated notes. The balance of the subordinated notes was $11.8 million as of both March 31, 2025 and December 31, 2024.

Note 9 – Earnings Per Common Share
The following table summarizes the calculation of earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	2025	2024
Net income	$1,167	$770
LESS: Participating dividends - Unvested Restricted Stock Awards (“RSAs”)	(2)	(3)
LESS: Income allocated to participating securities - Unvested RSAs	(3)	(2)
Net income available to common stockholders - basic	1,162	765
ADD BACK: Income allocated to participating securities - Unvested RSAs	3	2
LESS: Income reallocated to participating securities - Unvested RSAs	(3)	(2)
Net income available to common stockholders - diluted	$1,162	$765

Weighted average number of shares outstanding, basic	2,554,265	2,539,213
Effect of potentially dilutive common shares	24,344	17,745
Weighted average number of shares outstanding, diluted	2,578,609	2,556,958
Earnings per share, basic	$0.45	$0.30
Earnings per share, diluted	$0.45	$0.30
There were no anti-dilutive securities during the three months ended March 31, 2025 and 7,596 anti-dilutive securities during the three months ended March 31, 2024.

Note 10 – Leases
We currently have operating leases for branch locations, a loan production office and our corporate office and in the past, we also had operating leases for certain equipment. The term for our leases begins on the date we become legally obligated for the rent payments or we take possession of the building premises, whichever is earlier. Our real estate leases have initial terms ranging from one to 10.5 years and typically include one renewal option. As of March 31, 2025, our leases had remaining terms ranging from 11 months to 5.2 years. The operating leases require us to pay property taxes and operating expenses for the properties.
The following table presents the lease right-of-use assets and lease liabilities recorded on the Condensed Consolidated Balance Sheets at the dates indicated (in thousands):

	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	$3,546	$3,725
Operating lease liabilities	$3,828	$4,013
The following table presents the components of lease expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease expense
Office leases	$273	$270
Sublease income	—	(3)
Net lease expense	$273	$267
The following table presents the schedule of lease liability payments at the date indicated (in thousands):

March 31, 2025
Remainder of 2025	$1,061
2026	1,012
2027	997
2028	844
2029	136
Thereafter	—
Total lease payments	4,050
Less: Present value discount	222
Present value of lease liabilities	$3,828
Lease term and discount rate by lease type consisted of the following at the dates indicated:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term:
Office leases	4.0 years	4.3 years
Weighted-average discount rate (annualized):
Office leases	2.90%	2.88%

Supplemental cash flow information related to leases was as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows
Office leases	$279	$278

Note 11 – Subsequent Events
On April 29, 2025, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.19 per common share, payable on May 23, 2025 to stockholders of record at the close of business on May 9, 2025.

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
•changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Financial Accounting Standards Board, the U.S. Securities and Exchange Commission (the “SEC”), or the Public Company Accounting Oversight Board;
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
•the potential for new or increased tariffs, trade restrictions, or geopolitical tensions that could affect economic activity or specific industry sectors;
•the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, civil unrest and other external events;
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•the other risks described from time to time in our reports filed with or furnished to the SEC, including this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”).
We caution readers not to place undue reliance on any forward-looking statements. The factors described above could materially affect our financial performance, cause our actual results for future periods to differ materially from those expressed in forward-looking statements, and negatively affect our stock price performance.
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
Sound Community Bank’s deposits are insured up to applicable limits by the FDIC. At March 31, 2025, Sound Financial Bancorp, on a consolidated basis, had assets of $1.07 billion, net loans held-for-portfolio of $877.8 million, deposits of $910.3 million and stockholders’ equity of $104.4 million. The common stock of Sound Financial Bancorp is listed on the NASDAQ Capital Market under the symbol “SFBC.”  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121.
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
Critical Accounting Estimates

Certain of our accounting policies require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, other changes in economic conditions and changes in the financial condition and performance of borrowers.  Management believes that its critical accounting estimates include determining the allowance for credit losses and accounting for mortgage servicing rights. There have been no material changes in the Company’s critical accounting policies and estimates as previously disclosed in the Company’s 2024 Form 10-K.

Comparison of Financial Condition at March 31, 2025 and December 31, 2024
General.  Total assets increased $75.6 million, or 7.6%, to $1.07 billion at March 31, 2025 from $993.6 million at December 31, 2024. The increase primarily was a result of an increase in cash and cash equivalents, partially offset by a lower balance of loans held-for-portfolio.
Cash and Cash Equivalents, and Investment Securities.  Cash and cash equivalents increased $87.9 million, or 201.3%, to $131.5 million at March 31, 2025 from $43.6 million at December 31, 2024. The increase was primarily due to the strategic decision to sell reciprocal deposits at the end of 2024, which reduced our cash balances. These reciprocal deposits returned to our balance sheet in the first quarter of 2025. In addition, balances of cash and cash equivalents increased as a result of higher overall deposit balances, except for time deposits.
Investment securities decreased $110 thousand, or 1.1%, to $9.8 million at March 31, 2025, compared to $9.9 million at December 31, 2024. Held-to-maturity securities totaled $2.1 million at both March 31, 2025 and December 31, 2024. Available-for-sale securities totaled $7.7 million at March 31, 2025, compared to $7.8 million at December 31, 2024. The decrease in available-for-sale securities was primarily due to regularly scheduled payments, as well as lower net unrealized losses resulting from an increase in yields on our agency mortgage-backed securities during the first quarter of 2025.
Loans.  Loans held-for-portfolio, net, decreased $13.8 million, or 1.6%, to $877.8 million at March 31, 2025 from $891.7 million at December 31, 2024.
The following table reflects the changes in the mix of our loan portfolio at March 31, 2025, as compared to December 31, 2024 (dollars in thousands):

	March 31, 2025	December 31, 2024	Amount Change	Percent Change
One-to-four family	$262,457	$269,684	$(7,227)	(2.7)%
Home equity	28,112	26,686	1,426	5.3
Commercial and multifamily	392,798	371,516	21,282	5.7
Construction and land	42,492	73,077	(30,585)	(41.9)
Manufactured homes	42,448	41,128	1,320	3.2
Floating homes	86,626	86,411	215	0.2
Other consumer	18,224	17,720	504	2.8
Commercial business	14,690	15,605	(915)	(5.9)
Premiums for purchased loans	688	718	(30)	(4.2)
Deferred loan fees	(2,309)	(2,374)	65	(2.7)
Total loans held-for-portfolio, gross	886,226	900,171	(13,945)	(1.5)
Allowance for credit losses — loans	(8,393)	(8,499)	106	(1.2)
Total loans held-for-portfolio, net	$877,833	$891,672	$(13,839)	(1.6)%

The decreases in the loan portfolio were driven primarily by decreases in construction and land loans and, to a lesser extent, one-to-four family and commercial business loans. The $30.6 million, or 41.9%, decline in construction and land loans was the primarily driver of the overall decrease in the loan portfolio as of March 31, 2025, compared to December 31, 2024. This decline was largely due to project completions, a slowdown in new financing activities amid higher interest rates, and the payoff of a $17.0 million loan that had been risk rated as special mention. In addition, one-to-four-family loans and commercial business loans declined by $7.2 million, or 2.7%, and $915 thousand, or 5.9%, respectively, primarily due to loan repayments exceeding new originations. These reductions were partially offset by a $21.3 million, or 5.7%, increase in commercial and multifamily loans, driven by the conversion of construction projects to permanent financing. Home equity loans also rose by $1.4 million, or 5.3%, as homeowners likely utilized their home equity lines to access liquidity, particularly in response to elevated living costs and inflationary pressures.
At March 31, 2025, our loan portfolio, net of deferred loan fees, remained well-diversified. At that date, commercial and multifamily real estate loans accounted for 44.2% of total loans, one-to-four family loans, including home equity loans, accounted for 32.6% of total loans, commercial business loans accounted for 1.7% of total loans, and consumer loans, consisting of manufactured homes, floating homes, and other consumer loans, accounted for 16.7% of total loans. Construction and land loans accounted for 4.8% of total loans at March 31, 2025.
Loans held-for-sale totaled $2.27 million at March 31, 2025, compared to $487 thousand at December 31, 2024. The increase was primarily due to timing of mortgage originations and sales.

Allowance for Credit Losses.

The following table reflects the activity in our allowance for credit losses (“ACL”) during the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
ACL — Loans:
Balance at beginning of period	$8,499	$8,760
Charge-offs	(27)	(62)
Recoveries	6	6
Net charge-offs	(21)	(56)
(Release of) provision for credit losses	(85)	(106)
Balance at end of period	$8,393	$8,598
Reserve for Unfunded Commitments:
Balance at beginning of period	234	193
(Release of) provision for credit losses	(118)	73
Balance at end of period	116	266
ACL	$8,509	$8,864
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.01)%	(0.03)%
Our ACL — loans decreased $106 thousand, or 1.2%, to $8.4 million at March 31, 2025, from $8.5 million at December 31, 2024. The decrease in the ACL - loans was primarily a result of a decrease in the balance of our loan portfolio, partially offset by higher reserves on our portfolio of other consumer loans and residential loans due to qualitative adjustments for uncertainty in market conditions. See “Comparison of Results of Operations for the Three Months Ended March 31, 2025 and 2024 — Provision for Credit Losses.”

The following tables show certain credit ratios at and for the dates and periods indicated and the components of each ratio's calculation (dollars in thousands).

	At March 31, 2025	At December 31, 2024
ACL - loans as a percentage of total loans outstanding	0.95%	0.94%
ACL — loans	$8,393	$8,499
Total loans outstanding	$887,847	$901,827

Nonaccrual loans as a percentage of total loans outstanding	1.09%	0.83%
Total nonaccrual loans	$9,653	$7,491
Total loans outstanding	$887,847	$901,827

ACL - loans as a percentage of nonaccrual loans	86.95%	113.46%
ACL — loans	$8,393	$8,499
Total nonaccrual loans	$9,653	$7,491

ACL as a percentage of total loans outstanding	0.96%	0.97%
ACL	$8,509	$8,733
Total loans outstanding	$887,847	$901,827

ACL as a percentage of nonaccrual loans	88.15%	116.58%
ACL	$8,509	$8,733
Total nonaccrual loans	$9,653	$7,491

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Net recoveries (charge-offs) during period to average loans outstanding:
One-to-four family:	—%	—%
Net (charge-offs)/recoveries	$—	$—
Average loans outstanding	$266,980	$278,472

Home equity:	—%	—%
Net (charge-offs)/recoveries	$—	$—
Average loans outstanding	$27,562	$23,300

Commercial and multifamily real estate:	—%	—%
Net (charge-offs)/recoveries	$—	$—
Average loans outstanding	$377,925	$313,139

Construction and land:	—%	—%
Net (charge-offs)/recoveries	$—	$—
Average loans outstanding	$65,187	$125,643

Manufactured homes:	(0.19)%	(0.25)%
Net (charge-offs)/recoveries	$(19)	$(23)
Average loans outstanding	$41,587	$36,716

Floating homes:	—%	—%
Net (charge-offs)/recoveries	$—	$—
Average loans outstanding	$85,593	$78,797

Other consumer:	(0.05)%	(0.70)%
Net (charge-offs)	$(2)	$(33)
Average loans outstanding	$17,633	$18,945

Commercial business:	—%	—%
Net (charge-offs)/recoveries	$—	$—
Average loans outstanding	$15,269	$21,198

Total loans:	(0.01)%	(0.03)%
Net (charge-offs)	$(21)	$(56)
Average loans outstanding	$897,736	$896,210
Nonperforming Assets.
Nonperforming assets (“NPAs”), which were comprised of nonperforming loans (nonaccrual loans and nonperforming modified loans), other real estate owned (“OREO”) and repossessed assets, increased $2.2 million, or 29.4%, to $9.7 million, or 0.91% of total assets, at March 31, 2025 from $7.5 million, or 0.75% of total assets, at December 31, 2024.
The table below sets forth the amounts and categories of NPAs at the dates indicated (dollars in thousands):

	Nonperforming Assets
	March 31, 2025	December 31, 2024	Amount Change	Percent Change
Total nonperforming loans	$9,653	$7,491	$2,162	28.9
OREO and repossessed assets	41	—	41	—
Total nonperforming assets	$9,694	$7,491	$2,203	29.4%

The increase in NPAs primarily was due to the addition of six loans totaling $2.4 million to nonaccrual status, including two commercial real estate loans of $1.1 million and $988 thousand. The increase also included $41 thousand of other real estate owned properties. These additions were partially offset by $207 thousand in regular loan payments. Subsequent to quarter-end, the $988 thousand commercial real estate loan added to NPAs during the quarter was paid-off. The percentage of nonperforming loans to total loans was 1.09% at March 31, 2025, compared to 0.83% at December 31, 2024.
Mortgage Servicing Rights.  The fair value of mortgage servicing rights decreased $81 thousand or 1.7%, to $4.7 million at March 31, 2025 from $4.8 million at December 31, 2024. We record mortgage servicing rights on loans sold with servicing retained and upon acquisition of a servicing portfolio. Mortgage servicing rights are carried at fair value. If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.
Deposits and Borrowings. Total deposits increased $72.5 million, or 8.7%, to $910.3 million at March 31, 2025 from $837.8 million at December 31, 2024. This increase was primarily due to the return of reciprocal deposits that were temporarily moved off balance sheet at year-end for liquidity and balance sheet management purposes. The reintroduction of these deposits in the first quarter of 2025 contributed significantly to the overall growth. In contrast, noninterest-bearing deposits decreased $5.8 million, or 4.4%, to $126.7 million at March 31, 2025, compared to $132.5 million at December 31, 2024. This decline may reflect continued migration into higher-yielding interest-bearing products as customers seek better returns in a competitive rate environment. Noninterest-bearing deposits represented 13.9% of total deposits at March 31, 2025, compared to 15.8% at December 31, 2024.
A summary of deposit accounts with the corresponding weighted-average cost of funds at the dates indicated is presented below (dollars in thousands):

	March 31, 2025		December 31, 2024
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$121,977	—%	$130,095	—%
Interest-bearing demand	143,595	0.28	142,126	0.34
Savings	63,533	0.10	61,252	0.10
Money market	287,058	3.07	206,067	3.60
Time deposits	289,474	4.18	295,822	4.57
Escrow (1)	4,710	—	2,437	—
Total deposits	$910,347	2.36%	$837,799	2.63%
(1) Escrow balances shown in noninterest-bearing deposits on the Condensed Consolidated Balance Sheets.
Scheduled maturities of time deposits at March 31, 2025, are as follows (in thousands):

Year Ending December 31,	Amount
2025	$219,367
2026	46,314
2027	10,184
2028	11,783
2029	356
Thereafter	1,470
$289,474
Savings, demand, and money market accounts have no contractual maturity. Certificates of deposit have maturities of five years or less.
The aggregate amount of time deposits in denominations of more than $250,000 at March 31, 2025 and December 31, 2024, totaled $96.4 million and $90.9 million, respectively. Deposit amounts in excess of $250,000 are not federally insured. As of March 31, 2025, uninsured deposits totaled $182.9 million, which represented 20.1% of total deposits, as compared to uninsured deposits of $167.3 million, or 20.0% of total deposits as of December 31, 2024. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. The increase in uninsured deposits primarily related to jumbo tier pricing offered on some of our deposit products, as well as normal fluctuations within deposit accounts.
Borrowings, comprised of FHLB advances, were $25.0 million at both March 31, 2025 and December 31, 2024. FHLB advances are primarily used to support organic loan growth and to maintain liquidity ratios in line with our asset/liability objectives. FHLB advances outstanding at March 31, 2025 had maturities ranging from early 2026 through early 2028. Subordinated notes, net totaled $11.8 million at both March 31, 2025 and December 31, 2024.

Stockholders’ Equity.  Total stockholders’ equity increased $765 thousand, or 0.7%, to $104.4 million at March 31, 2025, from $103.7 million at December 31, 2024. This increase primarily reflects $1.2 million of net income earned during the current quarter, $81 thousand in share-based compensation, and $21 thousand in common stock options exercised, partially offset by a $17 thousand increase in accumulated other comprehensive loss, net of tax and the payment of $487 thousand in cash dividends to the Company's stockholders.

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

	Three Months Ended March 31,
	2025			2024
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$896,822	$12,588	5.69%	$895,430	$12,233	5.49%
Investments	12,924	108	3.39	14,038	111	3.18
Cash and cash equivalents	95,999	1,010	4.27	107,361	1,416	5.30
Total interest-earning assets (1)	1,005,745	13,706	5.53	1,016,829	13,760	5.44
Interest-bearing liabilities:
Savings and money market accounts	335,419	2,058	2.49	284,455	1,866	2.64
Demand and NOW accounts	140,905	108	0.31	159,762	141	0.35
Certificate accounts	289,960	3,039	4.25	315,495	3,696	4.71
Subordinated notes	11,766	168	5.79	11,724	168	5.76
Borrowings	25,000	262	4.25	40,000	429	4.31
Total interest-bearing liabilities	803,050	5,635	2.85%	811,436	6,300	3.12%
Net interest income		$8,071			$7,460
Net interest rate spread			2.68%			2.32%
Net earning assets	$202,695			$205,393
Net interest margin			3.25%			2.95%
Average interest-earning assets to average interest-bearing liabilities		125.24%			125.31%
Noninterest-bearing deposits	$126,215			$132,438
Total deposits	$892,499	$5,205	2.37%	$892,150	$5,703	2.57%
Total funding(2)	$929,265	$5,635	2.46%	$943,874	$6,300	2.68%
(1) Calculated net of deferred loan fees, loan discounts and loans in process.
(2) Total funding is the sum of average interest-bearing liabilities and average noninterest-bearing deposits. The cost of total funding is calculated as annualized total interest expense divided by total funding.

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

	Three Months Ended March 31, 2025 vs. 2024
	Increase (Decrease) due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:
Loans receivable	$20	$335	$355
Investments	(9)	6	(3)
Cash and cash equivalents	(120)	(286)	(406)
Total interest-earning assets	(109)	55	(54)
Interest-bearing liabilities:
Savings and Money Market accounts	313	(121)	192
Demand and NOW accounts	(14)	(19)	(33)
Certificate accounts	(268)	(389)	(657)
Subordinated notes	1	(1)	—
Borrowings	(157)	(10)	(167)
Total interest-bearing liabilities	$(125)	$(540)	$(665)
Change in net interest income			$611

Comparison of Results of Operation for the Three Months Ended March 31, 2025 and 2024

General.
Net income increased $397 thousand, or 51.6%, to $1.2 million, or $0.45 per diluted common share, for the three months ended March 31, 2025, from $770 thousand for the three months ended March 31, 2024. The increase was primarily the result of a $611 thousand increase in net interest income and a $170 thousand increase in the release of provision for credit losses, partially offset by a $258 thousand increase in noninterest expense and a $128 thousand increase in the provision for income taxes. Noninterest income remained relatively unchanged between periods.

Interest Income

	Three Months Ended March 31,		Amount Change	Percent Change
	2025	2024
Loans, including fees	$12,588	$12,233	$355	2.9%
Interest and dividends on investments, cash and cash equivalents	1,118	1,527	(409)	(26.8)
Total interest Income	$13,706	$13,760	$(54)	(0.4)%
Interest income decreased $54 thousand, or 0.4%, to $13.7 million for the three months ended March 31, 2025, from $13.8 million for the three months ended March 31, 2024, primarily due to lower average balances of interest-bearing cash and investments and a 103 basis point decline in the average yield on interest-bearing cash, partially offset by a 20 basis point increase in the average yield on loans.

Interest income on loans increased $355 thousand, or 2.9%, to $12.6 million for the three months ended March 31, 2025, from $12.2 million for the three months ended March 31, 2024. The average yield on total loans rose to 5.69% for the three months ended March 31, 2025, from 5.49% for the three months ended March 31, 2024, primarily due to variable rate loans resetting to higher market interest rates and new loan originations at higher interest rates. The average balance of total loans was $896.8 million for the three months ended March 31, 2025, compared to $895.4 million for the three months ended March 31, 2024.
Interest income on the investment portfolio decreased $3 thousand, or 2.7%, to $108 thousand for the three months ended March 31, 2025, compared to $111 thousand for the three months ended March 31, 2024. The decrease was due to a decrease in the average balance, partially offset by a higher average yield. The average balance of investments was $12.9 million for the three months ended March 31, 2025, compared to $14.0 million for the three months ended March 31, 2024, while the average yield on investments increased 21 basis points to 3.39% for the three months ended March 31, 2025, compared to 3.18% for the three months ended March 31, 2024. The decrease in the average balance was due to regularly scheduled payments and maturities, while the increase in the average yield was due to higher market interest rates.
Interest income on cash and cash equivalents decreased $406 thousand, or 28.7%, to $1.0 million for the three months ended March 31, 2025, compared to $1.4 million for the three months ended March 31, 2024. The decrease was due to a lower average balance of and yield on cash and cash equivalents. The average yield on cash and cash equivalents decreased to 4.27% for the three months ended March 31, 2025, compared to 5.30% for the three months ended March 31, 2024, as a result of the lower market interest rates generally. The average balance of cash and cash equivalents was $96.0 million for the three months ended March 31, 2025, compared to $107.4 million for the three months ended March 31, 2024, primarily due to a lower average cash balance following the payoff of $15.0 million of FHLB advances during the fourth quarter of 2024.
Interest Expense

	Three Months Ended March 31,		Amount Change	Percent Change
	2025	2024
Deposit	$5,205	$5,703	$(498)	(8.7)%
Borrowings	262	429	(167)	(38.9)
Subordinated notes	168	168	—	—
Total interest expense	$5,635	$6,300	$(665)	(10.6)
The decrease in total interest expense was primarily attributable to lower interest rates across most interest-bearing liabilities, resulting from lower market interest rates generally, as well as a $125 thousand decrease related to lower average balances, particularly in certificate accounts.
Interest expense on certificate accounts declined $657 thousand, driven by a $268 thousand volume-related decrease and a $389 thousand rate-relate decrease. The average balance of certificate accounts declined to $290.0 million for the three months ended March 31, 2025, from $315.5 million a year earlier, while the average rate paid decreased to 4.25% from 4.71%. These declines reflect the continued runoff and repricing of higher-rate time deposits originated in prior periods. In addition, interest expense on demand and Now accounts decreased $33 thousand, due to both lower average balances and slightly lower rates. Partially offsetting these decreases was an increase in interest expense on savings and money market accounts, which increased $192 thousand, or 10.29%, to $2.1 million for the three months ended March 31, 2025, from $1.9 million for the same period in 2024. This increase was driven entirely by higher average balances, which increased to $335.4 million from $284.5 million, reflecting shifts in customer deposit preferences, partially offset by a lower average rate paid on these accounts, which declined 15 basis points to 2.49% from 2.64%. The rate decrease reflects competitive repricing strategies implemented to manage overall funding costs in a stabilizing rate environment.
Interest expense on borrowings, comprised solely of FHLB advances, decreased $167 thousand , primarily due to a $15.0 million decline in average borrowings following the payoff of an FHLB advance during the fourth quarter of 2024. The average balance of FHLB advances was $25.0 million for the three months ended March 31, 2025, compared to $40.0 million for the three months ended March 31, 2024. The average rate paid on borrowings decreased six basis points to 4.25% for the quarter ended March 31, 2025, compared to 4.31% for the same quarter in 2024. Interest expense on subordinated notes was $168 thousand for both the three months ended March 31, 2025 and March 31, 2024, with no material changes in the average balance or rate paid.

Net Interest Income.

Net interest income increased $611 thousand, or 8.2%, to $8.1 million for the three months ended March 31, 2025, from $7.5 million for the three months ended March 31, 2024. The increase in net interest income was mainly the result of decreased funding costs, primarily from lower average rates paid on all categories of interest-bearing deposits and a lower average balance of borrowings, partially offset by a decrease in the average balance of interest-earning assets. Overall, the decline in funding costs contributed to a 36 basis point improvement in the net interest rate spread and a 30 basis point increase in the net interest margin, which rose to 3.25% for the three months ended March 31, 2025, compared to 2.95% for the same period in 2024.
Through most of 2024, the Federal Open Market Committee of the Federal Reserve (“FOMC”) maintained the target range for the federal funds rate at 5.25% to 5.50%, where it remained until September 18, 2024. In light of continued progress on reducing inflation and after considering the balance of risks to the economy, the FOMC has since lowered the target range 100 basis points to 4.25% to 4.50% as March 31, 2025 .
Provision for Credit Losses.
The following table reflects the components of the provision for (release of) credit losses during the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Release of credit losses on loans	$(85)	$(106)
Release of credit losses on unfunded loan commitments	(118)	73
(Release of) provision for credit losses	$(203)	$(33)
A release of credit losses of $203 thousand was recorded for the quarter ended March 31, 2025, compared to a release of credit losses of $33 thousand for the quarter ended March 31, 2024. The release of credit losses on loans during the current quarter was primarily due to a decline in the balance of the loan portfolio, partially offset by higher qualitative factors which were influenced by uncertainty in the market. The release of credit losses on unfunded loan commitments during the current quarter related to overall fewer loan commitments. Net charge-offs for the three months ended March 31, 2025 totaled $21 thousand, compared to $56 thousand for three months ended March 31, 2024.
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

Noninterest Income.  Noninterest income remained relatively unchanged at $1.1 million for both the three months ended March 31, 2025 and March 31, 2024, as reflected below (dollars in thousands):

	Three Months Ended March 31,		Amount Change	Percent Change
	2025	2024
Service charges and fee income	$684	$612	$72	11.8%
Earnings on BOLI	195	177	18	10.2
Mortgage servicing income	269	282	(13)	(4.6)
Fair value adjustment on mortgage servicing rights	(99)	(65)	(34)	52.3
Net gain on sale of loans	49	90	(41)	(45.6)
Total noninterest income	$1,098	$1,096	$2	0.2%
The changes in noninterest income for the three months ended March 31, 2025, compared to the same period in 2024 were primarily due to:
•a $72 thousand increase in service charges and fee income, primarily due to a volume incentive paid by Mastercard in the first quarter of 2025 and higher debit card interchange income;
•an $18 thousand increase in earnings from BOLI, primarily due to the strategic decision to surrender and exchange existing policies for higher yielding policies, partially offset by market fluctuations that reduced the value of the policies;
•a $13 thousand decrease in mortgage servicing income, resulting from portfolio paydowns occurring at a faster pace than new originations;
•a $34 thousand decrease in the fair value adjustment on mortgage servicing rights, due to a smaller servicing portfolio; and
•a $41 thousand decrease in net gain on sale of loans, due to a lower volume of loans sold during the first quarter of 2025.

Noninterest Expense.  Noninterest expense increased $258 thousand, or 3.4%, to $7.9 million during the three months ended March 31, 2025, compared to $7.7 million during the three months ended March 31, 2024, as reflected below (dollars in thousands):

	Three Months Ended March 31,		Amount Change	Percent Change
	2025	2024
Salaries and benefits	$4,595	$4,543	$52	1.1%
Operations	1,365	1,457	(92)	(6.3)%
Regulatory assessments	221	189	32	16.9%
Occupancy	437	444	(7)	(1.6)%
Data processing	1,293	1,017	276	27.1%
Net (gain) on OREO and repossessed assets	3	6	(3)	(50.0)%
Total noninterest expense	$7,914	$7,656	$258	3.4%

The change in noninterest expense for the three months ended March 31, 2025, compared to the same period in 2024, were primarily due to:
•a $276 thousand increase in data processing expenses, due to the amortization of costs associated with various project implementations that began in the third quarter of 2024, as well as the absence of a one-time vendor reimbursement received in the first quarter of 2024;
•a $52 thousand increase in salaries and benefits, primarily due to higher salaries expense as a result of annual pay increases in the first quarter and lower deferred compensation, partially offset by lower retirement plan expense and lower commission expense.
•a $32 thousand increase in regulatory assessments, due to a higher estimated accrual for regulatory exam costs; and

•a $92 thousand decrease in operations expense, primarily due to the recognition of annual fee reimbursements from Mastercard beginning in the first quarter of 2025 and lower expenses across various accounts resulting from ongoing cost saving initiatives and process improvements.
The efficiency ratio for the quarter ended March 31, 2025 was 86.31%, compared to 89.48% for the quarter ended March 31, 2024. The improvement in the efficiency ratio was primarily due to higher net interest income resulting from lower funding costs.
Income Tax Expense. The provision for income taxes was $291 thousand and $163 thousand for the three months ended March 31, 2025 and March 31, 2024, respectively. The effective tax rates for the three months ended March 31, 2025 and March 31, 2024 were 19.96% and 17.47%, respectively. The increase in the effective tax rate was due to taxable earnings on BOLI in the current quarter, resulting from the surrender and exchange of existing BOLI policies in to higher yielding policies.

Capital and Liquidity
The Management’s Discussion and Analysis in Item 7 of the Company’s 2024 Form 10-K contains an overview of Sound Financial Bancorp’s and the Bank’s liquidity management, sources of liquidity and cash flows. Although there have been no material changes in our liquidity management, sources of liquidity and cash flows since our 2024 Form 10-K, this discussion updates that disclosure for the three months ended March 31, 2025.
Capital. Stockholders’ equity totaled $104.4 million at March 31, 2025 and $103.7 million at December 31, 2024. In addition to net income of $1.2 million, other sources of capital during the three months ended March 31, 2025 primarily included $81 thousand related to stock-based compensation and $21 thousand in proceeds from stock option exercises. Uses of capital during the three months ended March 31, 2025 primarily included $487 thousand of dividends paid on common stock and $17 thousand of other comprehensive income, net of tax, primarily resulting from unrealized losses on available for sale securities.
We paid cash dividends of $0.19 per common share during the three months ended March 31, 2025 and March 31, 2024, which equates to a dividend payout ratio of 41.73% and 63.12%, respectively. The Company expects to continue paying quarterly cash dividends on its common stock, subject to the Board of Directors' discretion to change this practice at any time and for any reason, without prior notice. Assuming continued payment of the regular quarterly cash dividend during the remainder of 2025 at the rate of $0.19 per share, our average total dividend paid each quarter would be approximately $488 thousand based on the number of outstanding shares as of March 31, 2025.
The dividends, if any, we pay may be limited as more fully discussed under “Business—How We Are Regulated—Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of the Company’s 2024 Form 10-K.
Stock Repurchase Programs. From time to time, our Board of Directors has authorized stock repurchase programs. In general, stock repurchases allow us to proactively manage our capital position and return excess capital to stockholders. Stock repurchases may also offset the dilutive effects of stock compensation awards. In January 2024, the Board of Directors approved a new stock repurchase program authorizing the Company to purchase up to $1.5 million of the Company’s issued and outstanding common stock over a period of 12 months which expired on January 26, 2025 and was not renewed. For additional details on our stock repurchase activity, see “Unregistered Sales of Equity Securities and Use of Proceeds” contained in Part II, Item 2 of this Form 10-Q.
Liquidity. Liquidity measures the ability to meet current and future cash flow needs. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of potential opportunities presented by changes in market interest rates. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The objective of our liquidity management is to manage cash flows and liquidity reserves so that they are adequate to fund our operations and to meet obligations and other commitments on a timely basis and at a reasonable cost. We seek to achieve this objective and ensure that our funding needs are met by maintaining an appropriate level of liquid funds through asset/liability management, which includes managing the mix and time to maturity of financial assets and financial liabilities on our balance sheet. Our liquidity position is enhanced by our ability to raise additional funds as needed in the wholesale markets.
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
As of March 31, 2025, we had $139.2 million in cash and cash equivalents and available-for-sale investment securities, and $2.3 million in loans held-for-sale. At March 31, 2025, we had the ability to borrow $167.5 million in FHLB advances and access to additional borrowings of $20.3 million through the Federal Reserve's discount window, in each case subject to certain collateral requirements. We had $25.0 million in outstanding advances from the FHLB and none from the Federal Reserve at March 31, 2025. We also had a $20.0 million credit facility with Pacific Coast Banker’s Bank available, with no balance outstanding, at March 31, 2025. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible. As of March 31, 2025, management was not aware of any events reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us. For additional details, see “Note 8—Borrowings, FHLB Stock and Subordinated Notes” in the Notes to Condensed Consolidated Financial Statements contained in "Item 1. Financial Statements" of this Form 10-Q.
In the ordinary course of business, we enter into contractual obligations and other commitments to make future payments. Refer to the accompanying Notes to Condensed Consolidated Financial Statements elsewhere in this report for the expected timing of such payments as of March 31, 2025. These include payments related to (i) long-term borrowings (Note 8—Borrowings, FHLB Stock and Subordinated Notes) and (ii) operating leases (Note 10—Leases). See the discussion below for information regarding commitments to extend credit and standby letters of credit.
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
At March 31, 2025 and December 31, 2024, financial instrument contractual amounts representing credit risk were as follows (in thousands):

	March 31, 2025	December 31, 2024
Residential mortgage commitments	$10,143	$3,758
Unfunded construction commitments	18,737	25,810
Unused lines of credit	26,986	26,105
Irrevocable letters of credit	163	163
Total loan commitments	$56,029	$55,836
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
Sound Financial Bancorp is a holding company and does not conduct operations; its sources of liquidity are generally dividends up-streamed from Sound Community Bank, interest on investment securities, if any, and borrowings from outside sources. Banking regulations may limit the dividends that may be paid to Sound Financial Bancorp by Sound Community Bank. See “Business — How We Are Regulated — Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of the Company’s 2024 Form 10-K. At March 31, 2025 Sound Financial Bancorp, on an unconsolidated basis, had $3.9 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.

See also the “Condensed Consolidated Statements of Cash Flows” included in “Item 1. Financial Statements and Supplementary Data” of this Form 10-Q, for further information.

Regulatory Capital
Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action (“PCA”). Qualifying institutions that elect to use the Community Bank Leverage Ratio, or CBLR, framework, such as the Bank and the Company, that maintain the required minimum leverage ratio will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies’ PCA framework. As of March 31, 2025, the Bank’s and the Company’s CBLRs were 10.76% and 9.98%, respectively, which exceeded the minimum requirement of 9%.
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
See "Part I, Item 1. Business – Regulation of Sound Community Bank – Capital Rules " in the Company's 2024 Form 10-K for additional information related to regulatory capital.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company provided information about market risk in Item 7A of its 2024 Form 10-K.  There have been no material changes in our market risk since our 2024 Form 10-K.
Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of March 31, 2025, was carried out under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, and several other members of the Company’s senior management. The Company’s principal executive officer and principal financial officer concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Company’s principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

(b)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1     Legal Proceedings
In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  Any liability from such currently pending proceedings is not expected to have a material adverse effect on the business or financial condition of the Company.

Item 1A    Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of our 2024 Form 10-K.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Not applicable.
(b)Not applicable.
(c)The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended March 31, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
January 1, 2025 - January 31, 2025	—	$—	—	$1,435,350
February 1, 2025 - February 28, 2025	—	$—	—
March 1, 2025 - March 31, 2025	—	$—	—
Total	—		—	$—

(1)On January 26, 2024, the Company announced that its Board of Directors approved a new stock repurchase program authorizing the Company to purchase up to $1.5 million of the Company’s issued and outstanding common stock from time to time over a period of 12 months in the open market, based on prevailing market prices, or in privately negotiated transactions. This stock repurchase program expired on January 26, 2025.
Item 3    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
(a)    Not applicable.
(b)    Not applicable.
(c)    Trading Plans. During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following financial statements from the Sound Financial Bancorp, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of equity (v) condensed consolidated statements of cash flows and (vi) the notes to condensed consolidated financial statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: May 12, 2025	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President/Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

	By:	/s/ Wes Ochs
Wes Ochs
Executive Vice President/Chief Strategy Officer and Chief Financial Officer
(Principal Financial Officer)