Form 10-Q
period 2025-06-30
Sound Financial Bancorp, Inc.
filed 2025-08-12
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
As of August 8, 2025, there were 2,566,069 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$102,542	$43,641
Available-for-sale (“AFS”) securities, at fair value (amortized cost of $8,949 and $9,112 as of June 30, 2025 and December 31, 2024, respectively)	7,521	7,790
Held-to-maturity (“HTM”) securities, at amortized cost (fair value of $1,687 and $1,712 at June 30, 2025 and December 31, 2024, respectively)	2,113	2,130
Loans held-for-sale	2,025	487
Loans held-for-portfolio	904,286	900,171
Allowance for credit losses (“ACL”) on loans	(8,536)	(8,499)
Total loans held-for-portfolio, net	895,750	891,672
Accrued interest receivable	3,658	3,471
Bank-owned life insurance (“BOLI”), net	22,913	22,490
Other real estate owned (“OREO”) and repossessed assets, net	300	—
Mortgage servicing rights (“MSRs”), at fair value	4,638	4,769
Federal Home Loan Bank ("FHLB") stock, at cost	1,734	1,730
Premises and equipment, net	4,498	4,697
Right of use assets	3,933	3,725
Other assets	6,617	7,031
Total assets	$1,058,242	$993,633
LIABILITIES
Deposits
Interest-bearing	$775,262	$705,267
Noninterest-bearing demand	124,197	132,532
Total deposits	899,459	837,799
Borrowings	25,000	25,000
Accrued interest payable	634	765
Lease liabilities	4,213	4,013
Other liabilities	10,238	9,371
Advance payments from borrowers for taxes and insurance	914	1,260
Subordinated notes, net	11,780	11,759
Total liabilities	952,238	889,967
COMMITMENTS AND CONTINGENCIES (NOTE 7)	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,566,069 and 2,564,907 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	25	25
Additional paid-in capital	28,590	28,413
Retained earnings	78,517	76,272
Accumulated other comprehensive loss, net of tax	(1,128)	(1,044)
Total stockholders’ equity	106,004	103,666
Total liabilities and stockholders’ equity	$1,058,242	$993,633
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
INTEREST INCOME
Loans, including fees	$13,695	$12,320	$26,283	$24,553
Interest and dividends on investments, cash and cash equivalents	1,220	1,719	2,339	3,246
Total interest income	14,915	14,039	28,622	27,799
INTEREST EXPENSE
Deposits	5,225	5,994	10,430	11,696
Borrowings	267	429	529	859
Subordinated notes	168	168	336	336
Total interest expense	5,660	6,591	11,295	12,891
Net interest income	9,255	7,448	17,327	14,908
PROVISION FOR (RELEASE OF) CREDIT LOSSES	170	(109)	(33)	(142)
Net interest income after provision (release of) for credit losses	9,085	7,557	17,360	15,050
NONINTEREST INCOME
Service charges and fee income	664	761	1,348	1,373
Earnings on BOLI	229	134	423	311
Mortgage servicing income	263	279	531	561
Fair value adjustment on MSRs	(80)	(116)	(179)	(181)
Net gain on sale of loans	44	74	93	164
Other income	—	30	—	30
Total noninterest income	1,120	1,162	2,216	2,258
NONINTEREST EXPENSE
Salaries and benefits	4,321	4,658	8,916	9,201
Operations	1,443	1,569	2,808	3,026
Regulatory assessments	222	220	442	409
Occupancy	416	397	853	841
Data processing	1,254	910	2,547	1,928
Net loss (gain) on OREO and repossessed assets	9	(17)	12	(11)
Total noninterest expense	7,665	7,737	15,578	15,394
Income before provision for income taxes	2,540	982	3,998	1,914
Provision for income taxes	488	187	779	350
Net income	$2,052	$795	$3,219	$1,564

Earnings per common share:
Basic	$0.80	$0.31	$1.25	$0.61
Diluted	$0.79	$0.31	$1.24	$0.61
Weighted-average number of common shares outstanding:
Basic	2,556,562	2,540,538	2,555,413	2,539,872
Diluted	2,577,990	2,559,015	2,578,287	2,557,993
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$2,052	$795	$3,219	$1,564
Available for sale securities:
Unrealized (losses) gains arising during the period	(85)	1	(106)	(77)
Income tax expense related to unrealized losses	18	—	22	16
Other comprehensive (loss) gain, net of tax	(67)	1	(84)	(61)
Comprehensive income	$1,985	$796	$3,135	$1,503

See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2025 and 2024 (unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balance, at March 31, 2025	2,566,069	$25	$28,515	$76,952	$(1,061)	$104,431
Net income	—	—	—	2,052	—	2,052
Other comprehensive loss, net of tax	—	—	—	—	(67)	(67)
Share-based compensation	—	—	75	—	—	75
Cash dividends paid on common stock ($0.19 per share)	—	—	—	(487)	—	(487)
Balance, at June 30, 2025	2,566,069	$25	$28,590	$78,517	$(1,128)	$106,004

Balance, at December 31, 2024	2,564,907	$25	$28,413	$76,272	$(1,044)	$103,666
Net income	—	—	—	3,219	—	3,219
Other comprehensive loss, net of tax	—	—	—	—	(84)	(84)
Share-based compensation	—	—	156	—	—	156
Cash dividends paid on common stock ($0.38 per share)	—	—	—	(974)	—	(974)
Common stock options exercised	1,162	—	21	—	—	21
Balance, at June 30, 2025	2,566,069	$25	$28,590	$78,517	$(1,128)	$106,004

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balance, at March 31, 2024	2,558,546	$25	$28,110	$73,907	$(1,050)	$100,992
Net income	—	—	—	795	—	795
Other comprehensive gain, net of tax	—	—	—	—	1	1
Share-based compensation	—	—	97	—	—	97
Cash dividends paid on common stock ($0.19 per share)	—	—	—	(486)	—	(486)
Common stock repurchased	(1,462)	—	(16)	(43)	—	(59)
Common stock options exercised	200	—	7	—	—	7
Balance, at June 30, 2024	2,557,284	$25	$28,198	$74,173	$(1,049)	$101,347

Balance, at December 31, 2023	2,549,427	$25	$27,990	$73,627	$(988)	$100,654
Net income	—	—	—	1,564	—	1,564
Other comprehensive loss, net of tax	—	—	—	—	(61)	(61)
Share-based compensation	—	—	193	—	—	193
Restricted common stock awards issued	8,048	—	—	—	—	—
Cash dividends paid on common stock ($0.38 per share)	—	—	—	(972)	—	(972)
Common stock repurchased	(1,626)	—	(18)	(46)	—	(64)
Common stock options exercised	1,435	—	33	—	—	33
Balance, at June 30, 2024	2,557,284	$25	$28,198	$74,173	$(1,049)	$101,347
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,219	$1,564
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net premiums on investments	42	42
Release of credit losses	(33)	(142)
Depreciation and amortization	261	343
Share-based compensation	156	193
Fair value adjustment on mortgage servicing rights	179	181
Right of use assets amortization	505	476
Change in lease liabilities	(513)	(493)
Change in cash surrender value of BOLI	(423)	(312)
Net change in advances from borrowers for taxes and insurance	(346)	(298)
Net gain on disposal of premises and equipment, net	—	(30)
Net gain on sale of loans	(93)	(164)
Proceeds from sale of loans held-for-sale	5,621	8,280
Originations of loans held-for-sale	(8,314)	(8,718)
Net gain on OREO and repossessed assets	—	(17)
Change in operating assets and liabilities:
Accrued interest receivable	(187)	39
Other assets	436	(925)
Accrued interest payable	(131)	(57)
Other liabilities	979	(458)
Net cash provided by (used in) operating activities	1,358	(496)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available-for-sale securities	142	193
Proceeds from principal payments of held-to-maturity securities	17	19
Net (increase) decrease in loans	(3,257)	5,875
Purchases of premises and equipment, net	(62)	(9)
Proceeds from disposal of premises and equipment, net	—	30
Proceeds from sale of OREO and other repossessed assets	—	592
Net cash (used in) provided by investing activities	(3,160)	6,700
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	61,660	80,230
FHLB stock purchased	(4)	(10)
Common stock repurchases	—	(64)
Dividends paid on common stock	(974)	(972)
Proceeds from common stock option exercises	21	33
Net cash provided by financing activities	60,703	79,217
Net change in cash and cash equivalents	58,901	85,421
Cash and cash equivalents, beginning of period	43,641	49,690
Cash and cash equivalents, end of period	$102,542	$135,111
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$762	$237
Interest paid on deposits and borrowings	11,426	12,948
Loans transferred from loans held-for-sale to loans held-for-portfolio	1,200	859
Loans transferred from loans held-for-portfolio to OREO and repossessed assets	300	115
Cash paid for principal portion from finance leases	12	—
ROU assets obtained in exchange for new operating lease liabilities	583	—
ROU assets obtained in exchange for new finance lease liabilities	130	—
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

Note 2 – Accounting Pronouncements Recently Issued or Adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU requires public business entities to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. This ASU was released in response to stakeholder feedback indicating that the existing income tax disclosures should be enhanced to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The Company adopted this ASU on January 1, 2025 for disclosure in the Company’s Annual Report on Form 10-K for the year ending December 31, 2025, with no material impact expected on the Company’s consolidated results of operations, financial position or cash flows.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which will change the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (for example, employee compensation, depreciation and amortization) in expense captions. This ASU’s amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company will evaluate the impact of this guidance through the date of adoption.

Note 3 – Investments
At June 30, 2025, the Company did not own any debt securities classified as trading or any equity investment securities, except for the FHLB securities described in “Note 8 — Borrowings, FHLB Stock and Subordinated Notes.”
The amortized cost and estimated fair value of our AFS securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2025
Municipal bonds	$6,333	$10	$(1,129)	$5,214
Agency mortgage-backed securities	2,616	11	(320)	2,307
Total	$8,949	$21	$(1,449)	$7,521

December 31, 2024
Municipal bonds	$6,354	$11	$(991)	$5,374
Agency mortgage-backed securities	2,758	7	(349)	2,416
Total	$9,112	$18	$(1,340)	$7,790
The amortized cost and estimated fair value of our HTM securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2025
Municipal bonds	$704	$—	$(191)	$513
Agency mortgage-backed securities	1,409	—	(235)	1,174
Total	$2,113	$—	$(426)	$1,687

December 31, 2024
Municipal bonds	$704	$—	$(163)	$541
Agency mortgage-backed securities	1,426	—	(255)	1,171
Total	$2,130	$—	$(418)	$1,712
The amortized cost and estimated fair value of AFS and HTM securities at June 30, 2025, by contractual maturity, are shown below (in thousands). Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, consisting of agency mortgage-backed securities, are shown separately.

	June 30, 2025
	Available-for-sale		Held-to-maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$454	$455	$—	$—
Due after five years through ten years	1,717	1,623	—	—
Due after ten years	4,162	3,136	704	512
Agency mortgage-backed securities	2,616	2,307	1,409	1,175
Total	$8,949	$7,521	$2,113	$1,687
There were no pledged securities at June 30, 2025 or December 31, 2024.
There were no sales of AFS or HTM securities during the three and six months ended June 30, 2025 and 2024.

Accrued interest receivable on securities totaled $48 thousand at both June 30, 2025 and December 31, 2024, in the accompanying Condensed Consolidated Balance Sheets. Accrued interest receivable is excluded from the allowance for credit losses.
The following table summarizes the aggregate fair value and gross unrealized loss by length of time of those investments for which an allowance for credit losses has not been recorded that have been in a continuous unrealized loss position at the dates indicated (in thousands):

	June 30, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities
Municipal bonds	$—	$—	$3,549	$(1,130)	$3,549	$(1,130)
Agency mortgage-backed securities	44	—	1,931	(319)	1,975	(319)
Total available-for-sale securities	$44	$—	$5,480	$(1,449)	$5,524	$(1,449)
Held-to-maturity securities
Municipal bonds	$—	$—	$512	$(191)	$512	$(191)
Agency mortgage-backed securities	—	—	1,175	(235)	1,175	(235)
Total held-to-maturity securities	$—	$—	$1,687	$(426)	$1,687	$(426)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities
Municipal bonds	$—	$—	$3,708	$(991)	$3,708	$(991)
Agency mortgage-backed securities	44	(2)	2,020	(347)	2,064	(349)
Total	$44	$(2)	$5,728	$(1,338)	$5,772	$(1,340)
Held-to-maturity securities
Municipal bonds	$—	$—	$540	$(163)	$540	$(163)
Agency mortgage-backed securities	—	—	1,172	(255)	1,172	(255)
Total held-to-maturity securities	$—	$—	$1,712	$(418)	$1,712	$(418)
There was no allowance for credit losses on securities at June 30, 2025 or December 31, 2024. At both June 30, 2025 and December 31, 2024, the total securities portfolio consisted of 11 agency mortgage-backed securities and 11 municipal bonds. At both June 30, 2025 and December 31, 2024, there was one security in an unrealized loss position for less than 12 months and 15 securities in an unrealized loss position for more than 12 months. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. There was no provision for credit losses recognized for investment securities during the three and six months ended June 30, 2025 and 2024, because the declines in fair value were not attributable to credit quality and because we do not intend, and it is not likely that we will be required, to sell these securities before recovery of their amortized cost basis.

Note 4 – Loans

Loans-held-for portfolio (which excludes loans held-for-sale) at the dates indicated were as follows (in thousands):

	June 30, 2025	December 31, 2024
Real estate loans:
One-to-four family	$262,672	$269,684
Home equity	28,582	26,686
Commercial and multifamily	398,429	371,516
Construction and land	49,926	73,077
Total real estate loans	739,609	740,963
Consumer loans:
Manufactured homes	43,112	41,128
Floating homes	91,448	86,411
Other consumer	17,259	17,720
Total consumer loans	151,819	145,259
Commercial business loans	14,779	15,605
Total loans held-for-portfolio	906,207	901,827
Premiums for purchased loans(1)	662	718
Deferred fees, net	(2,583)	(2,374)
Total loans held-for-portfolio, gross	904,286	900,171
Allowance for credit losses — loans	(8,536)	(8,499)
Total loans held-for-portfolio, net	$895,750	$891,672
(1)Includes premiums resulting from purchased loans of $379 thousand related to one-to-four family loans, $228 thousand related to commercial and multifamily loans, and $54 thousand related to commercial business loans as of June 30, 2025. Includes premiums resulting from purchased loans of $404 thousand related to one-to-four family loans, $244 thousand related to commercial and multifamily loans, and $70 thousand related to commercial business loans as of December 31, 2024.
As of June 30, 2025, there were two collateral dependent consumer mortgage loans, totaling $166 thousand, that were in process of foreclosure.
The following table presents a summary of activity in the ACL on loans and the reserve for unfunded loan commitments for the periods indicated (in thousands):

	Three Months Ended June 30,
	2025			2024
	ACL - Loans	Reserve for Unfunded Loan Commitments	ACL	ACL - Loans	Reserve for Unfunded Loan Commitments	ACL
Balance at beginning of period	$8,393	$116	$8,509	$8,598	$266	$8,864
Provision for (release of) credit losses during the period	164	6	170	(88)	(21)	(109)
Net charge-offs during the period	(21)	—	(21)	(17)	—	(17)
Balance at end of period	$8,536	$122	$8,658	$8,493	$245	$8,738

	Six Months Ended June 30,
	2025			2024
	ACL - Loans	Reserve for Unfunded Loan Commitments	ACL	ACL - Loans	Reserve for Unfunded Loan Commitments	ACL
Balance at beginning of period	$8,499	$234	$8,733	$8,760	$193	$8,953
Provision for (release of) credit losses during the period	79	(112)	(33)	(194)	52	(142)
Net charge-offs during the period	(42)	—	(42)	(73)	—	(73)
Balance at end of period	$8,536	$122	$8,658	$8,493	$245	$8,738
Accrued interest receivable on loans receivable totaled $3.6 million at June 30, 2025 and $3.4 million at December 31, 2024, in the accompanying Condensed Consolidated Balance Sheets. Accrued interest receivable is excluded from the ACL.
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

The following tables summarize the activity in the ACL - loans for the periods indicated (in thousands):

	Three Months Ended June 30, 2025
	Beginning Allowance	Charge-offs	Recoveries	Provision for (Release of) Credit Losses	Ending Allowance
One-to-four family	$3,328	$—	$—	$(1)	$3,327
Home equity	362	—	—	(2)	360
Commercial and multifamily	1,181	—	—	55	1,236
Construction and land	279	—	—	(10)	269
Manufactured homes	1,303	—	—	92	1,395
Floating homes	1,409	—	—	1	1,410
Other consumer(1)	448	(23)	2	24	451
Commercial business	83	—	—	5	88
Total	$8,393	$(23)	$2	$164	$8,536
(1)During the three months ended June 30,2025, there was one other consumer loan for $16 thousand originated in 2024 related to a consumer line of credit that was charged off with the remainder of the gross charge-offs of other consumer loans related entirely to deposit overdrafts.

	Three Months Ended June 30, 2024
	Beginning Allowance	Charge-offs	Recoveries	Provision for (Release of) Credit Losses	Ending Allowance
One-to-four family	$2,910	$—	$—	$(112)	$2,798
Home equity	179	—	—	20	199
Commercial and multifamily	1,106	—	—	24	1,130
Construction and land	1,329	—	—	(257)	1,072
Manufactured homes	833		—	105	938
Floating homes	1,799	—	—	111	1,910
Other consumer(1)	333	(21)	4	32	348
Commercial business	109	—	—	(11)	98
Total	$8,598	$(21)	$4	$(88)	$8,493
(1)During the three months ended June 30, 2024, the gross charge-offs of other consumer loans related entirely to deposit overdrafts that were charged off.

	Six Months Ended June 30, 2025
	Beginning Allowance	Charge-offs	Recoveries	Provision for (Release of) Credit Losses	Ending Allowance
One-to-four family	$3,025	$—	$—	$302	$3,327
Home equity	307	—	—	53	360
Commercial and multifamily	1,218	—	—	18	1,236
Construction and land	992	—	—	(723)	269
Manufactured homes(1)	1,172	(19)	—	242	1,395
Floating homes	1,282	—	—	128	1,410
Other consumer(2)	401	(31)	8	73	451
Commercial business	102	—	—	(14)	88
Total	$8,499	$(50)	$8	$79	$8,536
(1)During the six months ended June 30, 2025, there was one manufactured home loan originated in 2022 that was charged off and then subsequently foreclosed upon.
(2)During the six months ended June 30, 2025, there was one other consumer loan for $23 thousand originated in 2024 related to a consumer line of credit that was charged off, with the remainder of the gross charge-offs of other consumer loans related entirely to deposit overdrafts.

	Six Months Ended June 30, 2024
	Beginning Allowance	Charge-offs	Recoveries	Provision for (Release of) Credit Losses	Ending Allowance
One-to-four family	$2,630	$—	$—	$168	$2,798
Home equity	185	—	—	14	199
Commercial and multifamily	1,070	—	—	60	1,130
Construction and land	1,349	—	—	(277)	1,072
Manufactured homes(1)	971	(23)	—	(10)	938
Floating homes	2,022	—	—	(112)	1,910
Other consumer(2)	426	(60)	10	(28)	348
Commercial business	107	—	—	(9)	98
Unallocated	—	—	—	—	—
Total	$8,760	$(83)	$10	$(194)	$8,493
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
When we classify problem assets as either substandard or doubtful, we may determine that these assets should be individually analyzed if they no longer share common risk characteristics with the rest of the portfolio. When we classify problem assets as a loss, we are required to charge off those assets in the period in which they are deemed uncollectible. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC (the Bank’s federal regulator) and the Washington Department of Financial Institutions (the Bank’s state banking regulator), which can order the establishment of additional credit loss allowances. Assets which do not currently expose us to sufficient risk to warrant classification as substandard or doubtful but possess weaknesses are required to be designated as special mention. There were no loans classified as doubtful or loss as of June 30, 2025 and December 31, 2024.
The following tables present the internally assigned grades as of June 30, 2025 and December 31, 2024, by type of loan and origination year (in thousands):

	At June 30, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term
	2025	2024	2023	2022	2021	Prior			Total

One-to-four family:
Pass	$15,187	$19,747	$17,857	$71,508	$95,097	$40,767	$—	$—	$260,163
Substandard	—	—	1,118	229	901	331	—	—	2,579
Total one-to-four family	$15,187	$19,747	$18,975	$71,737	$95,998	$41,098	$—	$—	$262,742
Home equity:
Pass	$430	$2,419	$2,804	$2,336	$846	$1,417	$17,177	$956	$28,385
Substandard	—	—	—	—	—	53	228	134	415
Total home equity	$430	$2,419	$2,804	$2,336	$846	$1,470	$17,405	$1,090	$28,800
Commercial and multifamily:
Pass	$47,364	$34,685	$24,873	$82,905	$106,476	$79,870	$—	$—	$376,173
Substandard	—	—	—	—	6,453	14,493	—	—	20,946
Total commercial and multifamily	$47,364	$34,685	$24,873	$82,905	$112,929	$94,363	$—	$—	$397,119
Construction and land:
Pass	$10,994	$15,450	$19,077	$1,498	$841	$1,609	$—	$—	$49,469
Substandard	—	—	—	69	—	22	—	—	91
Total construction and land	$10,994	$15,450	$19,077	$1,567	$841	$1,631	$—	$—	$49,560
Manufactured homes:
Pass	$5,090	$9,024	$11,480	$5,948	$3,559	$7,186	$—	$—	$42,287
Substandard	—	—	193	277	—	214	—	—	684
Total manufactured homes	$5,090	$9,024	$11,673	$6,225	$3,559	$7,400	$—	$—	$42,971
Floating homes:
Pass	$10,433	$20,142	$6,342	$14,794	$23,572	$15,725	$—	$—	$91,008
Total floating homes	$10,433	$20,142	$6,342	$14,794	$23,572	$15,725	$—	$—	$91,008
Other consumer:
Pass	$1,378	$1,962	$2,671	$366	$3,448	$6,772	$603	$—	$17,200
Substandard	—	—	72	—	8	—	—	—	80
Total other consumer	$1,378	$1,962	$2,743	$366	$3,456	$6,772	$603	$—	$17,280
Commercial business:
Pass	$340	$269	$1,059	$1,597	$1,530	$3,529	$6,262	$—	$14,586
Substandard	—	35	—	—	—	—	185	—	220
Total commercial business	$340	$304	$1,059	$1,597	$1,530	$3,529	$6,447	$—	$14,806
Total loans
Pass	$91,216	$103,698	$86,163	$180,952	$235,369	$156,875	$24,042	$956	$879,271
Substandard	—	35	1,383	575	7,362	15,113	413	134	25,015
Total loans	$91,216	$103,733	$87,546	$181,527	$242,731	$171,988	$24,455	$1,090	$904,286

	At December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term
	2024	2023	2022	2021	2020	Prior			Total
One-to-four family:
Pass	$26,327	$22,470	$78,427	$98,379	$14,095	$29,534	$—	$—	$269,232
Substandard	—	—	259	104	—	214	—	—	577
Total one-to-four family	$26,327	$22,470	$78,686	$98,483	$14,095	$29,748	$—	$—	$269,809
Home equity:
Pass	$3,084	$2,951	$2,420	$908	$210	$1,320	$14,578	$1,069	$26,540
Substandard	—	—	—	—	—	56	234	66	356
Total home equity	$3,084	$2,951	$2,420	$908	$210	$1,376	$14,812	$1,135	$26,896
Commercial and multifamily:
Pass	$34,844	$20,736	$90,067	$111,601	$21,240	$67,336	$—	$—	$345,824
Special mention	—	—	—	—	—	1,375	—	—	1,375
Substandard	—	—	—	5,775	2,165	15,143	—	—	23,083
Total commercial and multifamily	$34,844	$20,736	$90,067	$117,376	$23,405	$83,854	$—	$—	$370,282
Construction and land:
Pass	$26,458	$22,846	$2,166	$968	$593	$2,338	$—	$—	$55,369
Special mention	—	—	17,349	—	—	—	—	—	17,349
Substandard	—	—	70	—	—	24	—	—	94
Total construction and land	$26,458	$22,846	$19,585	$968	$593	$2,362	$—	$—	$72,812
Manufactured homes:
Pass	$9,396	$12,095	$7,039	$3,822	$1,816	$6,180	$—	$—	$40,348
Substandard	—	427	—	—	—	205	—	—	632
Total manufactured homes	$9,396	$12,522	$7,039	$3,822	$1,816	$6,385	$—	$—	$40,980
Floating homes:
Pass	$20,587	$6,395	$16,225	$23,902	$6,059	$10,472	$—	$—	$83,640
Substandard	—	—	2,350	—	—	—	—	—	2,350
Total floating homes	$20,587	$6,395	$18,575	$23,902	$6,059	$10,472	$—	$—	$85,990
Other consumer:
Pass	$2,273	$3,297	$622	$3,615	$5,387	$1,925	$618	$—	$17,737
Substandard	—	—	—	1	—	—	—	—	1
Total other consumer	$2,273	$3,297	$622	$3,616	$5,387	$1,925	$618	—	$17,738
Commercial business:
Pass	$314	$1,256	$1,811	$3,032	$257	$3,895	$4,862	$—	$15,427
Substandard	38	—	—	—	—	11	188	—	237
Total commercial business	$352	$1,256	$1,811	$3,032	$257	$3,906	$5,050	$—	$15,664
Total loans
Pass	$123,283	$92,046	$198,777	$246,227	$49,657	$123,000	$20,058	$1,069	$854,117
Special mention	—	—	17,349	—	—	1,375	—	—	18,724
Substandard	38	427	2,679	5,880	2,165	15,653	422	66	27,330
Total loans	$123,321	$92,473	$218,805	$252,107	$51,822	$140,028	$20,480	$1,135	$900,171

Nonaccrual and Past Due Loans.  Loans are considered past due if the required principal and interest payments were not received as of the dates such payments were due.
The following table presents the amortized cost of nonaccrual loans as of the dates indicated, by type of loan (in thousands):

	June 30, 2025		December 31, 2024
	Total Nonaccrual Loans	Total Nonaccrual Loans with no ACL	Total Nonaccrual Loans	Total Nonaccrual Loans with no ACL
One-to-four family	$1,423	$1,423	$537	$537
Home equity	359	359	298	298
Commercial and multifamily	1,065	1,065	3,734	3,734
Construction and land	21	21	24	24
Manufactured homes	489	489	521	521
Floating homes	—	—	2,363	2,363
Other consumer	9	8	3	1
Commercial business	—	—	11	11
Total	$3,366	$3,365	$7,491	$7,489
The following tables present the aging of past due loans, based on amortized cost, as of the dates indicated, by type of loan (in thousands):

	June 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$—	$327	$1,070	$—	$1,397	$261,345	$262,742
Home equity	103	—	75	—	178	28,622	28,800
Commercial and multifamily	—	—	1,061	—	1,061	396,058	397,119
Construction and land	—	—	—	—	—	49,560	49,560
Manufactured homes	—	200	302	—	502	42,469	42,971
Floating homes	—	—	—	—	—	91,008	91,008
Other consumer	5	3	7	—	15	17,265	17,280
Commercial business	—	—	—	—	—	14,806	14,806
Total	$108	$530	$2,515	$—	$3,153	$901,133	$904,286

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$34	$339	$352	$—	$725	$269,084	$269,809
Home equity	249	—	66	—	315	26,581	26,896
Commercial and multifamily	—	—	3,733	—	3,731	366,551	370,282
Construction and land	24	—	—	—	24	72,788	72,812
Manufactured homes	402	287	394	—	1,083	39,897	40,980
Floating homes	—	—	2,350	—	2,350	83,640	85,990
Other consumer	6	12	—	—	18	17,720	17,738
Commercial business	—	—	—	—	—	15,664	15,664
Total	$715	$638	$6,895	$—	$8,246	$891,925	$900,171

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
Payment Modification:  A modification in which the dollar amount of the payment is changed.  Interest-only modifications in which a loan is converted to interest-only payments for a period of time are included in this category.
Combination Modification:  Any other type of modification, including the use of multiple categories above.
At June 30, 2025, the Company had no commitments to extend additional credit to borrowers owing loan receivables with modified terms.

There were no loans modified within the three and six months ended June 30, 2025 and 2024.

At June 30, 2025 and December 31, 2024, we had no loan receivables that defaulted subsequent to their modification.

Troubled debt restructurings (“TDRs”). Prior to the adoption of ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, the Company had granted a variety of concessions to borrowers in the form of loan modifications that were considered TDRs. Loans classified as legacy TDRs totaled $1.3 million at both June 30, 2025 and December 31, 2024.

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

The following tables summarize collateral dependent loans by collateral type as of the dates indicated (in thousands):

	June 30, 2025
	Commercial Real Estate	Residential Real Estate	Land	Other Residential	RVs/Automobiles	Business Assets	Total
Real estate loans:
One- to four- family	$—	$1,230	$—	$329	$—	$—	$1,559
Home equity	—	359	—	—	—	—	359
Commercial and multifamily	—	—	—	—	—	1,065	1,065
Construction and land	—	—	21	—	—	—	21
Total real estate loans	—	1,589	21	329	—	1,065	3,004
Consumer loans:
Manufactured homes	—	—	—	489	—	—	489
Other consumer	—	—	—	—	8	—	8
Total consumer loans	—	—	—	489	8	—	497
Commercial business loans	—	—	—	—	—	—	—
Total loans	$—	$1,589	$21	$818	$8	$1,065	$3,501

	December 31, 2024
	Commercial Real Estate	Residential Real Estate	Land	Other Residential	RVs/Automobiles	Business Assets	Total
Real estate loans:
One- to four- family	$—	$311	$—	$364	$—	$—	$675
Home equity	—	298	—	—	—	—	298
Commercial and multifamily	3,734	—	—	—	—	—	3,734
Construction and land	—	—	24	—	—	—	24
Total real estate loans	3,734	609	24	364	—	—	4,731
Consumer loans:
Manufactured homes	—	—	—	521	—	—	521
Floating homes	—	—	—	2,363	—	—	2,363
Other consumer	—	—	—	—	1	—	1
Total consumer loans	—	—	—	2,884	1	—	2,885
Commercial business loans	—	—	—	—	—	11	11
Total loans	$3,734	$609	$24	$3,248	$1	$11	$7,627

Note 5 – Fair Value Measurements
The Company determines the fair values of its financial instruments based on the requirements established in ASC 820, Fair Value Measurements (“ASC 820”), which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. The Company’s fair values for financial instruments at June 30, 2025 and December 31, 2024 were determined based on these requirements.
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
Off-balance sheet financial instruments - The fair value of off-balance sheet financial instruments, which consisted entirely of loan commitments at June 30, 2025 and December 31, 2024, is estimated based on fees charged to others to enter into similar agreements, taking into account the remaining terms of the agreements and credit standing of the Company’s clients. The estimated fair value of these commitments was not significant at June 30, 2025 and December 31, 2024.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no transfers between levels during the three and six months ended June 30, 2025 and 2024.

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether recognized or recorded at fair value or not as of the dates indicated (in thousands):

	June 30, 2025		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$102,542	$102,542	$102,542	$—	$—
Available-for-sale securities	7,521	7,521	—	7,521	—
Held-to-maturity securities	2,113	1,687	—	1,687	—
Loans held-for-sale	2,025	2,025	—	2,025	—
Loans held-for-portfolio, net	895,750	860,566	—	—	860,566
Mortgage servicing rights	4,638	4,638	—	—	4,638
FINANCIAL LIABILITIES:
Time deposits	293,881	294,173	—	294,173	—
Borrowings	25,000	25,000	—	25,000	—
Subordinated notes	11,780	12,567	—	12,567	—

	December 31, 2024		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$43,641	$43,641	$43,641	$—	$—
Available-for-sale securities	7,790	7,790	—	7,790	—
Held-to-maturity securities	2,130	1,712	—	1,712	—
Loans held-for-sale	487	487	—	487	—
Loans held-for-portfolio, net	891,672	850,813	—	—	850,813
Mortgage servicing rights	4,769	4,769	—	—	4,769
FINANCIAL LIABILITIES:
Time deposits	295,822	296,575	—	296,575	—
Borrowings	25,000	25,000	—	25,000	—
Subordinated notes	11,759	12,653	—	12,653	—

The following tables present the balance of assets measured at fair value on a recurring basis as of the dates indicated (in thousands):

	Fair Value at June 30, 2025
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$5,214	$—	$5,214	$—
Agency mortgage-backed securities	2,307	—	2,307	—
Mortgage servicing rights	4,638	—	—	4,638

	Fair Value at December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$5,374	$—	$5,374	$—
Agency mortgage-backed securities	2,416	—	2,416	—
Mortgage servicing rights	4,769	—	—	4,769
The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis as of the dates indicated:

June 30, 2025
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	125%-438% (125%)
		Discount rate	9.0%-13.5% (10%)

December 31, 2024
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	125%-556% (125%)
		Discount rate	(10%)
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
There were no assets or liabilities (excluding MSRs) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2025 and 2024.
MSRs are measured at fair value using significant unobservable inputs (Level 3) on a recurring basis, and a reconciliation of these assets can be found in “Note 6—Mortgage Servicing Rights.

The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at June 30, 2025
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$300	$—	$—	$300
Collateral dependent loans	3,501	—	—	3,501

	Fair Value at December 31, 2024
	Total	Level 1	Level 2	Level 3
Collateral dependent loans	$7,627	$—	$—	$7,627
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at both June 30, 2025 and December 31, 2024.

Note 6 – Mortgage Servicing Rights
The unpaid principal balance of the Company’s mortgage servicing rights portfolio totaled $414.1 million at June 30, 2025 compared to $425.8 million at December 31, 2024. Of these total balances, the unpaid principal balances of loans serviced for Federal National Mortgage Association (“Fannie Mae”) at June 30, 2025 and December 31, 2024 were $412.1 million and $423.7 million, respectively. The unpaid principal balance of loans serviced for other financial institutions totaled $2.1 million at both June 30, 2025 and December 31, 2024. Loans serviced for Fannie Mae and others are not included in the Company’s financial statements as they are not assets of the Company.
A summary of the change in the balance of mortgage servicing assets during the periods indicated were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance, at fair value	$4,688	$4,612	$4,769	$4,632
Servicing rights that result from transfers and sale of financial assets	30	44	48	89
Changes in fair value:
Due to changes in model inputs or assumptions and other(1)	(80)	(116)	(179)	(181)
Ending balance, at fair value	$4,638	$4,540	$4,638	$4,540
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	June 30, 2025	December 31, 2024
Prepayment speed (Public Securities Association “PSA” model)	125%	125%
Weighted-average life	10.4 years	10.6 years
Weighted average discount rate	10.0%	10.0%

The amount of contractually specified servicing, late and ancillary fees earned on mortgage servicing rights, which are included in mortgage servicing income on the Condensed Consolidated Statements of Income, totaled $263 thousand and $531 thousand for three and six months ended June 30, 2025, and $279 thousand and $561 thousand for the three and six months ended June 30, 2024, respectively.

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

Note 8 – Borrowings, FHLB Stock and Subordinated Notes
FHLB Advances
The following tables present advances from the FHLB as of the dates indicated (dollars in thousands):

	June 30, 2025	December 31, 2024
FHLB advances:
Short-term advances (one year or less)	$15,000	$—
Long-term advances (over one year)	10,000	25,000
Total	$25,000	$25,000

	June 30, 2025	December 31, 2024
Fixed Rate:
Outstanding balance	$25,000	$25,000
Interest rates ranging from	4.06%	4.06%
Interest rates ranging to	4.27%	4.27%
Weighted average interest rate	4.16%	4.16%
The following table presents the maturity of our FHLB advances (dollars in thousands):

June 30, 2025
Remainder of 2025	$—
2026	15,000
2027	—
2028	10,000
2029	—
Thereafter	—
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

	June 30, 2025	December 31, 2024
Amount available to borrow under credit facility(1)	$374,270	$385,366
Advance equivalent of collateral:
One-to-four family loans	172,385	175,907
Commercial and multifamily loans	26,537	29,180
Home equity loans	232	241
Notional amount of letters of credit outstanding	13,000	8,000
Remaining FHLB borrowing capacity(2)	$161,155	$172,327
(1)Subject to eligible pledged collateral.

(2)Amount remaining from the advance equivalent of collateral less letters of credit outstanding and FHLB advances.
As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances. At both June 30, 2025 and December 31, 2024, the Company had an investment of $1.7 million in FHLB of Des Moines stock.
Federal Reserve Bank of San Francisco (“FRB SF”) Borrowings
The Company has a borrowing agreement with the FRB SF. The terms of the agreement call for a blanket pledge of a portion of the Company’s consumer and commercial business loans based on the Company’s outstanding borrowing balance. At June 30, 2025 and December 31, 2024, the amount available to borrow under this credit facility was $19.4 million and $20.8 million, respectively, subject to eligible pledged collateral. The Company had no outstanding borrowings under this arrangement at June 30, 2025 and December 31, 2024.
Other Borrowings
The Company has access to an unsecured Fed Funds line of credit from Pacific Coast Banker’s Bank (“PCBB”). The line has a one year term maturing on June 30, 2026 and is renewable annually. As of June 30, 2025, the amount available under this line of credit was $20.0 million. There was no balance on this line of credit as of June 30, 2025 and December 31, 2024.
Subordinated Debt
In September 2020, the Company issued $12.0 million of fixed to floating rate subordinated notes that mature in 2030. The subordinated notes have an initial fixed interest rate of 5.25% to, but excluding, October 1, 2025, payable semi-annually in arrears. From, and including, October 1, 2025, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term Secured Overnight Financing Rate, or SOFR, plus 513 basis points, payable quarterly in arrears. The subordinated notes mature on May 15, 2030, and may be redeemed by the Company, in whole or in part, on October 1, 2025, or on any subsequent interest payment date. Prior to October 1, 2025, the Company may redeem these notes, in whole but not in part, only under certain limited circumstances set forth in the terms of the subordinated notes. The balance of the subordinated notes was $11.8 million as of both June 30, 2025 and December 31, 2024.

Note 9 – Earnings Per Common Share
The following table summarizes the calculation of earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Net income	$2,052	$795	$3,219	$1,564
LESS: Participating dividends - Unvested Restricted Stock Awards (“RSAs”)	(2)	(3)	(4)	(7)
LESS: Income allocated to participating securities - Unvested RSAs	(6)	(2)	(9)	(4)
Net income available to common stockholders - basic	2,044	790	3,206	1,554
ADD BACK: Income allocated to participating securities - Unvested RSAs	6	2	9	4
LESS: Income reallocated to participating securities - Unvested RSAs	(6)	(2)	(9)	(4)
Net income available to common stockholders - diluted	$2,044	$790	$3,206	$1,554

Weighted average number of shares outstanding, basic	2,556,562	2,540,538	2,555,413	2,539,872
Effect of potentially dilutive common shares	21,428	18,477	22,874	18,121
Weighted average number of shares outstanding, diluted	2,577,990	2,559,015	2,578,287	2,557,993
Earnings per share, basic	$0.80	$0.31	$1.25	$0.61
Earnings per share, diluted	$0.79	$0.31	$1.24	$0.61
There were no anti-dilutive securities during the three and six months ended June 30, 2025 and June 30, 2024.

Note 10 – Leases
We currently have operating leases for branch locations, a loan production office and our corporate office. The term for our leases generally begins on the date we become legally obligated for the rent payments or we take possession of the building premises, whichever is earlier. Our real estate leases have initial terms ranging from one to 10.5 years and typically include one renewal option. As of June 30, 2025, our leases had remaining terms ranging from 8 months to 4.9 years. The operating leases require us to pay property taxes and operating expenses for the properties. We have finance leases for certain equipment, including copier machines. The lease initial term was for 5 years and has a remaining term 4.5 years.
The following table presents the lease right-of-use assets and lease liabilities recorded on the Condensed Consolidated Balance Sheets at the dates indicated (in thousands):

	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	$3,816	$3,725
Finance lease right-of-use assets	117	—
Operating lease liabilities	4,095	4,013
Finance lease liabilities	118	—
The following table presents the components of lease expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease expense
Operating leases	$275	$270	$548	$540
Finance leases
Amortization of right-of-use assets	13	—	13	—
Interest on lease liabilities	3	—	3	—
Sublease income	—	(1)	—	(4)
Net lease expense	$291	$269	$564	$536
The following table presents the schedule of lease liability payments at the date indicated (in thousands):

June 30,	Finance Leases	Operating Leases	Total Lease Payments
2026	$29	$1,158	$1,187
2027	29	1,132	1,161
2028	29	1,086	1,115
2029	29	865	894
2030	14	106	120
Total lease payments	130	4,347	4,477
Less: Present value discount	12	252	264
Present value of lease liabilities	$118	$4,095	$4,213

Lease term and discount rate by lease type consisted of the following at the dates indicated:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term:
Operating leases	3.9 years	4.3 years
Finance leases	4.5 years	0.0 years
Weighted-average discount rate (annualized):
Operating leases	3.09%	2.88%
Finance leases	4.41%	—%

Supplemental cash flow information related to leases was as follows for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows:
Operating leases	$280	$280	$559	$558
Finance leases	3	—	3	—
Financing cash flows:
Finance leases	12	—	12	—

Note 11 – Subsequent Events
On July 29, 2025, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.19 per common share, payable on August 25, 2025 to stockholders of record at the close of business on August 11, 2025.

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
•effects of employment levels, persistent inflation, recessionary pressures, or slowing economic growth;
•changes in interest rate levels and the duration of such changes, including action by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), which could adversely affect our revenues and expenses, the values of our assets and obligations, and the availability and cost of capital and liquidity;
•the impact of inflation and monetary and fiscal policy responses thereto, and their impact on consumer behavior;
•the effects of a federal government shutdown, debt ceiling standoff, or other fiscal policy uncertainty;
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
•vulnerabilities in information systems or third-party service providers, including disruptions, breaches, or attacks;
•our ability to adapt to rapid technological changes, including advancements in artificial intelligence, digital banking, and cybersecurity;
•geopolitical developments and international conflicts, including but not limited to tensions or instability in Eastern Europe, the Middle East, and Asia, or the imposition of new or increased tariffs and trade restrictions, which may disrupt financial markets, global supply chains, energy prices, or economic activity in specific industry sectors;
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
Sound Community Bank’s deposits are insured up to applicable limits by the FDIC. At June 30, 2025, Sound Financial Bancorp, on a consolidated basis, had assets of $1.06 billion, net loans held-for-portfolio of $895.8 million, deposits of $899.5 million and stockholders’ equity of $106.0 million. The common stock of Sound Financial Bancorp is listed on the NASDAQ Capital Market under the symbol “SFBC.”  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121.
Our principal business consists of attracting retail and commercial deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one-to-four family residences (including home equity loans and lines of credit), commercial and multifamily real estate loans, construction and land loans, and consumer and commercial business loans. Our commercial business loans include unsecured lines of credit and secured term loans and lines of credit secured by inventory, equipment and accounts receivable. We also offer a variety of secured and unsecured consumer loan products, including manufactured home loans, floating home loans, automobile loans, boat loans and recreational vehicle loans. As part of our business, we focus on residential mortgage loan originations, a portion of which we sell to Fannie Mae and other investors and the remainder of which we retain for our loan portfolio consistent with our asset/liability objectives. We sell loans which conform to the underwriting standards of Fannie Mae (“conforming”) and retain the servicing of the loan in order to maintain the direct customer relationship and to generate noninterest income. Residential loans which do not conform to the underwriting standards of Fannie Mae (“non-conforming”) are either held in our loan portfolio or sold with servicing released. We originate and retain a significant amount of commercial real estate loans, including those secured by owner-occupied and nonowner-occupied commercial real estate, multifamily properties and mobile home parks, and construction and land development loans.
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

Comparison of Financial Condition at June 30, 2025 and December 31, 2024
General.  Total assets increased $64.6 million, or 6.5%, to $1.06 billion at June 30, 2025 from $993.6 million at December 31, 2024. The increase primarily was a result of increases in cash and cash equivalents and loans held-for-portfolio.
Cash and Cash Equivalents, and Investment Securities. Cash and cash equivalents increased $58.9 million, or 135.0%, to $102.5 million at June 30, 2025 from $43.6 million at December 31, 2024. The increase was primarily due to the strategic decision to sell reciprocal deposits at the end of 2024, which reduced our cash balances. These reciprocal deposits returned to our balance sheet in the first quarter of 2025. In addition, balances of cash and cash equivalents increased as a result of higher overall deposit balances.
Investment securities decreased $286 thousand, or 2.9%, to $9.6 million at June 30, 2025, compared to $9.9 million at December 31, 2024. Held-to-maturity securities totaled $2.1 million at both June 30, 2025 and December 31, 2024. Available-for-sale securities totaled $7.5 million at June 30, 2025, compared to $7.8 million at December 31, 2024. The decrease in available-for-sale securities was primarily due to regularly scheduled payments and higher net unrealized losses resulting from an increase in municipal bond yields during the first half of 2025.
Loans.  Loans held-for-portfolio, net, increased $4.1 million, or 0.5%, to $895.8 million at June 30, 2025 from $891.7 million at December 31, 2024.
The following table reflects the changes in the mix of our loans held-for-portfolio at June 30, 2025, as compared to December 31, 2024 (dollars in thousands):

	June 30, 2025	December 31, 2024	Amount Change	Percent Change
One-to-four family	$262,672	$269,684	$(7,012)	(2.6)%
Home equity	28,582	26,686	1,896	7.1
Commercial and multifamily	398,429	371,516	26,913	7.2
Construction and land	49,926	73,077	(23,151)	(31.7)
Manufactured homes	43,112	41,128	1,984	4.8
Floating homes	91,448	86,411	5,037	5.8
Other consumer	17,259	17,720	(461)	(2.6)
Commercial business	14,779	15,605	(826)	(5.3)
Premiums for purchased loans	662	718	(56)	(7.8)
Deferred loan fees	(2,583)	(2,374)	(209)	8.8
Total loans held-for-portfolio, gross	904,286	900,171	4,115	0.5
Allowance for credit losses — loans	(8,536)	(8,499)	(37)	0.4
Total loans held-for-portfolio, net	$895,750	$891,672	$4,078	0.5%

The increases in the loan held-for-portfolio were driven primarily by a $26.9 million, or 7.2%, increase in commercial and multifamily loans, driven by new originations and the conversion of construction projects to permanent financing, partially offset by pay downs and normal payment amortization. Home equity loans increased by $1.9 million, or 7.1%, as homeowners likely utilized their home equity lines to access liquidity, particularly in response to elevated living costs and inflationary pressures. Manufactured home loans and floating home loans increased by $2.0 million and $5.0 million, respectively, or 4.8% and 5.8%, primarily the result of seasonality as it relates to floating homes and affordability of manufactured homes in the current market as well internal efficiencies in how we process these loans. The growth in these portfolios were partially offset by a $23.2 million, or 31.7%, decline in construction and land loans largely due to project completions, a slowdown in new financing activities amid higher interest rates, as well as the payoff of a $17.0 million loan that had been risk rated as special mention. One-to-four-family loans and commercial business loans declined primarily due to loan repayments exceeding new originations.
At June 30, 2025, our loan portfolio, net of deferred loan fees, remained well-diversified. At that date, commercial and multifamily real estate loans accounted for 44.0% of total loans, one-to-four family loans, including home equity loans, accounted for 32.1% of total loans, commercial business loans accounted for 1.6% of total loans, and consumer loans, consisting of manufactured homes, floating homes, and other consumer loans, accounted for 16.8% of total loans. Construction and land loans accounted for 5.5% of total loans at June 30, 2025.
Loans held-for-sale totaled $2.03 million at June 30, 2025, compared to $487 thousand at December 31, 2024. The increase was primarily due to timing of mortgage originations and sales.

Allowance for Credit Losses.

The following table reflects the activity in our allowance for credit losses (“ACL”) during the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
ACL — Loans:
Balance at beginning of period	$8,393	$8,598	$8,499	$8,760
Charge-offs	(23)	(21)	(50)	(83)
Recoveries	2	4	8	10
Net charge-offs	(21)	(17)	(42)	(73)
Provision for (release of) credit losses	164	(88)	79	(194)
Balance at end of period	$8,536	$8,493	$8,536	$8,493
Reserve for Unfunded Commitments:
Balance at beginning of period	116	266	234	193
Provision for (release of) credit losses	6	(21)	(112)	52
Balance at end of period	122	245	122	245
ACL	$8,658	$8,738	$8,658	$8,738
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.01)%	(0.01)%	(0.01)%	(0.02)%
Our ACL — loans increased $37 thousand, or 0.4%, to $8.5 million at June 30, 2025, from $8.5 million at December 31, 2024. The increase in the ACL - loans was primarily a result of an increase in the balance of our loan portfolio, as well as higher reserves on our portfolio of other consumer loans and residential loans due to qualitative adjustments for uncertainty in market conditions and concentrations, partially offset by lower reserves due to qualitative adjustments for improved credit quality. See “Comparison of Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024 — Provision for Credit Losses.”

The following tables show certain credit ratios at and for the dates and periods indicated and the components of each ratio's calculation (dollars in thousands).

	At June 30, 2025	At December 31, 2024
ACL - loans as a percentage of total loans outstanding	0.94%	0.94%
ACL — loans	$8,536	$8,499
Total loans outstanding	$906,207	$901,827

Nonaccrual loans as a percentage of total loans outstanding	0.37%	0.83%
Total nonaccrual loans	$3,366	$7,491
Total loans outstanding	$906,207	$901,827

ACL - loans as a percentage of nonaccrual loans	253.59%	113.46%
ACL — loans	$8,536	$8,499
Total nonaccrual loans	$3,366	$7,491

ACL as a percentage of total loans outstanding	0.96%	0.97%
ACL	$8,658	$8,733
Total loans outstanding	$906,207	$901,827

ACL as a percentage of nonaccrual loans	257.22%	116.58%
ACL	$8,658	$8,733
Total nonaccrual loans	$3,366	$7,491

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)
Net recoveries (charge-offs) during period to average loans outstanding:
One-to-four family:	—%	—%	—%	—%
Net (charge-offs)/recoveries	$—	$—	$—	$—
Average loans outstanding	$261,685	$273,597	$264,318	$276,034

Home equity:	—%	—%	—%	—%
Net (charge-offs)/recoveries	$—	$—	$—	$—
Average loans outstanding	$28,514	$25,442	$28,041	$24,371

Commercial and multifamily real estate:	—%	—%	—%	—%
Net (charge-offs)/recoveries	$—	$—	$—	$—
Average loans outstanding	$395,683	$328,496	$386,853	$320,818

Construction and land:	—%	—%	—%	—%
Net (charge-offs)/recoveries	$—	$—	—	—
Average loans outstanding	$45,332	$106,853	$55,205	$116,248

Manufactured homes:	—%	—%	(0.09)%	(0.12)%
Net (charge-offs)/recoveries	$—	$—	$(19)	$(23)
Average loans outstanding	$42,751	$38,519	$42,172	$37,617

Floating homes:	—%	—%	—%	—%
Net (charge-offs)/recoveries	$—	$—	$—	$—
Average loans outstanding	$89,704	$82,940	$87,660	$80,869

Other consumer:	(0.48)%	(0.37)%	(0.26)%	(0.54)%
Net (charge-offs)	$(21)	$(17)	$(23)	$(50)
Average loans outstanding	$17,519	$18,570	$17,576	$18,757

Commercial business:	—%	—%	—%	—%
Net (charge-offs)/recoveries	$—	$—	$—	$—
Average loans outstanding	$14,446	$18,421	$14,855	$19,809

Total loans:	(0.01)%	(0.01)%	(0.01)%	(0.02)%
Net (charge-offs)	$(21)	$(17)	$(42)	$(73)
Average loans outstanding	$895,634	$892,838	$896,680	$894,523
Nonperforming Assets.
Nonperforming assets (“NPAs”), which were comprised of nonperforming loans (nonaccrual loans and nonperforming modified loans), other real estate owned (“OREO”) and repossessed assets, decreased $3.8 million, or 51.1%, to $3.7 million, or 0.35% of total assets, at June 30, 2025 from $7.5 million, or 0.75% of total assets, at December 31, 2024.
The table below sets forth the amounts and categories of NPAs at the dates indicated (dollars in thousands):

	Nonperforming Assets
	June 30, 2025	December 31, 2024	Amount Change	Percent Change
Total nonperforming loans	$3,366	$7,491	$(4,125)	(55.1)
OREO and repossessed assets	300	—	300	—
Total nonperforming assets	$3,666	$7,491	$(3,825)	(51.1)%

The decrease in NPAs from December 31, 2024 was primarily due to payoffs of nonaccrual loans totaling $6.9 million, including two commercial real estate loans and one floating home loan, the return of loans to accrual status, loans charged-off, and regular loan payments. These decreases were partially offset by the addition of 11 loans totaling $3.4 million to nonaccrual status and $259 thousand of other real estate owned that was not included in nonperforming assets at December 31, 2024. The percentage of nonperforming loans to total loans was 0.37% at June 30, 2025, compared to 0.83% at December 31, 2024
Mortgage Servicing Rights.  The fair value of mortgage servicing rights decreased $131 thousand, or 2.7%, to $4.6 million at June 30, 2025 from $4.8 million at December 31, 2024. We record mortgage servicing rights on loans sold with servicing retained and upon acquisition of a servicing portfolio. Mortgage servicing rights are carried at fair value. If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.
Deposits and Borrowings. Total deposits increased $61.7 million, or 7.4%, to $899.5 million at June 30, 2025 from $837.8 million at December 31, 2024. This increase was primarily due to the return of reciprocal deposits that were temporarily moved off-balance sheet at year-end for liquidity and balance sheet management purposes. The reintroduction of these deposits in the first quarter of 2025 contributed significantly to the overall growth. In contrast, noninterest-bearing deposits decreased $8.3 million, or 6.3%, to $124.2 million at June 30, 2025, compared to $132.5 million at December 31, 2024. This decline was primarily the result of normal daily fluctuations in customer account balances, reflecting routine activity rather than significant changes in overall deposit levels. Noninterest-bearing deposits represented 13.8% of total deposits at June 30, 2025, compared to 15.8% at December 31, 2024.
A summary of deposit accounts with the corresponding weighted-average cost of funds at the dates indicated is presented below (dollars in thousands):

	June 30, 2025		December 31, 2024
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$120,979	—%	$130,095	—%
Interest-bearing demand	137,222	0.28	142,126	0.34
Savings	61,813	0.10	61,252	0.10
Money market	282,346	3.14	206,067	3.60
Time deposits	293,881	4.05	295,822	4.57
Escrow (1)	3,218	—	2,437	—
Total deposits	$899,459	2.34%	$837,799	2.63%
(1) Escrow balances shown in noninterest-bearing deposits on the Condensed Consolidated Balance Sheets.
Scheduled maturities of time deposits at June 30, 2025, are as follows (in thousands):

Year Ending December 31,	Amount
2025	$184,673
2026	84,302
2027	10,766
2028	11,899
2029	440
Thereafter	1,801
$293,881
Savings, demand, and money market accounts have no contractual maturity. Certificates of deposit have maturities of five years or less.
The aggregate amount of time deposits in denominations of more than $250,000 at June 30, 2025 and December 31, 2024, totaled $104.5 million and $90.9 million, respectively. Deposit amounts in excess of $250,000 are not federally insured. As of June 30, 2025, uninsured deposits totaled $171.2 million, which represented 19.0% of total deposits, as compared to uninsured deposits of $167.3 million, or 20.0% of total deposits as of December 31, 2024. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. The increase in the balance of uninsured deposits primarily related to jumbo tier pricing offered on some of our deposit products, as well as normal fluctuations within deposit accounts.
Borrowings, comprised of FHLB advances, were $25.0 million at both June 30, 2025 and December 31, 2024. FHLB advances are primarily used to support organic loan growth and to maintain liquidity ratios in line with our asset/liability objectives.

FHLB advances outstanding at June 30, 2025 had maturities ranging from early 2026 through early 2028. Subordinated notes, net totaled $11.8 million at both June 30, 2025 and December 31, 2024.
Stockholders’ Equity. Total stockholders’ equity increased $2.3 million, or 2.3%, to $106.0 million at June 30, 2025, from $103.7 million at December 31, 2024. This increase primarily reflects $3.2 million of net income earned during the six months ended June 30, 2025, $156 thousand in share-based compensation, and $21 thousand in common stock options exercised, partially offset by a $84 thousand decrease in accumulated other comprehensive loss, net of tax and the payment of $974 thousand in cash dividends to the Company's stockholders.

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

	Three Months Ended June 30,
	2025			2024
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$895,039	$13,695	6.14%	$891,863	$12,320	5.56%
Investments	12,842	123	3.84	13,935	133	3.84
Cash and cash equivalents	102,572	1,097	4.29	120,804	1,586	5.28
Total interest-earning assets (1)	1,010,453	14,915	5.92	1,026,602	14,039	5.50
Interest-bearing liabilities:
Savings and money market accounts	346,655	2,258	2.61	301,454	2,115	2.82
Demand and NOW accounts	138,150	107	0.31	153,739	148	0.39
Certificate accounts	288,286	2,860	3.98	317,496	3,731	4.73
Subordinated notes	11,777	168	5.72	11,735	168	5.76
Borrowings	25,007	267	4.28	40,000	429	4.31
Total interest-bearing liabilities	809,875	5,660	2.80%	824,424	6,591	3.22%
Net interest income		$9,255			$7,448
Net interest rate spread			3.12%			2.28%
Net earning assets	$200,578			$202,178
Net interest margin			3.67%			2.92%
Average interest-earning assets to average interest-bearing liabilities		124.77%			124.52%
Noninterest-bearing deposits	$121,906			$128,878
Total deposits	$894,997	$5,225	2.34%	$901,567	$5,994	2.67%
Total funding(2)	$931,781	$5,660	2.44%	$953,302	$6,591	2.78%
(1) Calculated net of deferred loan fees, loan discounts and loans in process.
(2) Total funding is the sum of average interest-bearing liabilities and average noninterest-bearing deposits. The cost of total funding is calculated as annualized total interest expense divided by total funding.

	Six Months Ended June 30,
	2025			2024
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$895,926	$26,283	5.92%	$893,646	$24,553	5.53%
Investments	11,551	232	4.05	12,633	244	3.88
Cash and cash equivalents	99,304	2,107	4.28	114,082	3,002	5.29
Total interest-earning assets (1)	1,006,781	28,622	5.73	1,020,361	27,799	5.48
Interest-bearing liabilities:
Savings and money market accounts	341,068	4,317	2.55	292,954	3,981	2.73
Demand and NOW accounts	139,520	214	0.31	156,751	289	0.37
Certificate accounts	289,119	5,899	4.11	316,495	7,426	4.72
Subordinated notes	11,772	336	5.76	11,730	336	5.76
Borrowings	25,003	529	4.27	40,000	859	4.32
Total interest-bearing liabilities	806,482	11,295	2.82%	817,930	12,891	3.17%
Net interest income		$17,327			$14,908
Net interest rate spread			2.91%			2.31%
Net earning assets	$200,299			$202,431
Net interest margin			3.47%			2.94%
Average interest-earning assets to average interest-bearing liabilities		124.84%			124.75%
Noninterest-bearing deposits	$124,048			$130,658
Total deposits	$893,755	$10,430	2.35%	$896,858	$11,696	2.62%
Total funding(2)	$930,530	$11,295	2.45%	$948,588	$12,891	2.73%

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

	Three Months Ended June 30, 2025 vs. 2024			Six Months Ended June 30, 2025 vs. 2024
	Increase (Decrease) due to		Total Increase (Decrease)	Increase (Decrease) due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans receivable	$49	$1,326	$1,375	$67	$1,663	$1,730
Investments	(10)	—	(10)	(22)	10	(12)
Cash and cash equivalents	(195)	(294)	(489)	(314)	(581)	(895)
Total interest-earning assets	(156)	1,032	876	(269)	1,092	823
Interest-bearing liabilities:
Savings and Money Market accounts	294	(151)	143	609	(273)	336
Demand and NOW accounts	(12)	(29)	(41)	(26)	(49)	(75)
Certificate accounts	(290)	(581)	(871)	(559)	(968)	(1,527)
Subordinated notes	1	(1)	—	1	(1)	—
Borrowings	(160)	(2)	(162)	(317)	(13)	(330)
Total interest-bearing liabilities	$(167)	$(764)	$(931)	$(292)	$(1,304)	$(1,596)
Change in net interest income			$1,807			$2,419

Comparison of Results of Operation for the Three and Six Months Ended June 30, 2025 and 2024

General.
Q2 2025 vs Q2 2024. Net income increased $1.3 million, or 158.1%, to $2.1 million, or $0.79 per diluted common share, for the three months ended June 30, 2025, compared to $795 thousand, or $0.31 per diluted common share, for the three months ended June 30, 2024. The increase was primarily the result of a $1.8 million increase in net interest income and a $72 thousand decrease in noninterest expense, partially offset by a $279 thousand increase in the provision for credit losses, a $42 thousand decrease in noninterest income and a $301 thousand increase in provision for income taxes.
YTD 2025 vs. YTD 2024. Net income increased $1.7 million, or 105.8%, to $3.2 million, or $1.24 per diluted common share, for the six months ended June 30, 2025, compared to $1.6 million, or $0.61 per diluted common share, for the six months ended June 30, 2024. The increase was primarily a result of a $2.4 million increase in net interest income, partially offset by a $109 thousand increase in the provision for credit losses, a $42 thousand decrease in noninterest income, a $184 thousand increase in noninterest expense, and a $429 thousand increase in provision for income taxes.

Interest Income

	Three Months Ended June 30,		Amount Change	Percent Change
	2025	2024
Loans, including fees	$13,695	$12,320	$1,375	11.2%
Interest and dividends on investments	123	133	(10)	(7.5)
Cash and cash equivalents	1,097	1,586	(489)	(30.8)
Total interest income	$14,915	$14,039	$876	6.2%
Q2 2025 vs Q2 2024. Interest income increased $876 thousand, or 6.2%, to $14.9 million for the three months ended June 30, 2025, from $14.0 million for the three months ended June 30, 2024, primarily due to a higher average balance and a 58 basis point increase in the average yield on loans, partially offset by lower average balance and a 99 basis point decline in the average yield on cash and cash equivalents.
Interest income on loans increased $1.4 million, or 11.2%, to $13.7 million for the three months ended June 30, 2025, from $12.3 million for the three months ended June 30, 2024. The average yield on total loans rose to 6.14% for the three months ended June 30, 2025, from 5.56% for the three months ended June 30, 2024, primarily due to recognition of interest income from the payoff of loans previously on nonaccrual, the origination of new loans at higher interest rates, and upward repricing on variable-rate loans. The average balance of total loans was $895.0 million for the three months ended June 30, 2025, compared to $891.9 million for the three months ended June 30, 2024.
Interest income on the investment portfolio decreased $10 thousand, or 7.5%, to $123 thousand for the three months ended June 30, 2025, compared to $133 thousand for the three months ended June 30, 2024. The decrease was due to a decrease in the average balance. The average balance of investments was $12.8 million for the three months ended June 30, 2025, compared to $13.9 million for the three months ended June 30, 2024, while the average yield on investments remained unchanged at 3.84% for both the three months ended June 30, 2025 and June 30, 2024. The decrease in the average balance was due to regularly scheduled payments and maturities.
Interest income on cash and cash equivalents decreased $489 thousand, or 30.8%, to $1.1 million for the three months ended June 30, 2025, compared to $1.6 million for the three months ended June 30, 2024. The decrease was due to a lower average balance of and yield on cash and cash equivalents. The average yield on cash and cash equivalents decreased to 4.29% for the three months ended June 30, 2025, compared to 5.28% for the three months ended June 30, 2024, as a result of lower market interest rates generally. Refer to “Net Interest Income” below for additional detail regarding the interest rate environment. The average balance of cash and cash equivalents was $102.6 million for the three months ended June 30, 2025, compared to $120.8 million for the three months ended June 30, 2024, primarily due to a lower average cash balance following the payoff of $15.0 million of FHLB advances during the fourth quarter of 2024.

	Six Months Ended June 30,		Amount Change	Percent Change
	2025	2024
Loans, including fees	$26,283	$24,553	$1,730	7.0%
Interest and dividends on investments	232	244	(12)	(4.9)
Cash and cash equivalents	2,107	3,002	(895)	(29.8)
Total interest income	$28,622	$27,799	$823	3.0%
YTD 2025 vs. YTD 2024. Interest income increased $823 thousand, or 3.0%, to $28.6 million for the six months ended June 30, 2025, from $27.8 million for the six months ended June 30, 2024, primarily due to increases in average yields on loans and cash and cash equivalents of 39 basis points and 17 basis points, respectively, partially offset by a lower average balance of investments and a 101 basis point decline in the average yield on investments.
Interest income on loans increased $1.7 million, or 7.0%, to $26.3 million for the six months ended June 30, 2025, compared to $24.6 million for the six months ended June 30, 2024, driven by a 39 basis point increase in the average yield on loans. The average yield on total loans was 5.92% for the six months ended June 30, 2025, compared to 5.53% for the six months ended June 30, 2024. The average yield on total loans increased primarily due to recognition of interest income from the payoff of loans previously on nonaccrual, variable rate loans adjusting to higher market interest rates and new loan originations at higher interest rates. The average balance of total loans was $895.9 million for the six months ended June 30, 2025, compared to $893.6 million for the six months ended June 30, 2024
Interest income on cash and cash equivalents decreased $895 thousand, or 29.8% to $2.1 million for the six months ended June 30, 2025, compared to $3.0 million for the six months ended June 30, 2024. The decrease was due to a lower average balance of and yield on cash and cash equivalents. The average yield on cash and cash equivalents declined to 4.28% for the six months ended June 30, 2025, compared to 5.29% for the six months ended June 30, 2024, as a result of lower market interest rates generally. Refer to “Net Interest Income” below for additional detail regarding the interest rate environment. The average balance of cash and cash equivalents was $99.3 million for the six months ended June 30, 2025, compared to $114.1 million for the six months ended June 30, 2024, primarily due to a lower average cash balance following the payoff of $15.0 million of FHLB advances during the fourth quarter of 2024.

Interest Expense

	Three Months Ended June 30,		Amount Change	Percent Change
	2025	2024
Deposit	$5,225	$5,994	$(769)	(12.8)%
Borrowings	267	429	(162)	(37.8)
Subordinated notes	168	168	—	—
Total interest expense	$5,660	$6,591	$(931)	(14.1)%

Q2 2025 vs Q2 2024. Interest expense decreased $931 thousand, or 14.1%, to $5.7 million for the three months ended June 30, 2025, from $6.6 million for the three months ended June 30, 2024. The decrease in total interest expense was primarily attributable to lower interest rates across most interest-bearing liabilities, resulting from lower market interest rates generally, as well as a $167 thousand decrease related to lower average balances, particularly in certificate accounts.
Interest expense on certificate accounts declined $871 thousand, driven by a $290 thousand volume-related decrease and a $581 thousand rate-related decrease. The average balance of certificate accounts declined to $288.3 million for the three months ended June 30, 2025, from $317.5 million during the same period in 2024, while the average rate paid decreased to 3.98% from 4.73%. These declines reflect the continued runoff and repricing of higher-rate time deposits originated in prior periods, and our strategy to focus on non-maturity interest-bearing deposits. In addition, interest expense on demand and NOW accounts decreased $41 thousand, due to both lower average balances and slightly lower rates. Partially offsetting these decreases was an increase in interest expense on savings and money market accounts, which increased $143 thousand, or 6.76%, to $2.3 million for the three months ended June 30, 2025, from $2.1 million for the same period in 2024. This increase was driven entirely by higher average balances, which increased to $346.7 million from $301.5 million, reflecting shifts in customer deposit preferences, as well as higher rates offered on some of these products as compared to new certificate accounts, partially offset by a lower average rate paid on these accounts, which declined 21 basis points to 2.61% from 2.82%. The rate decrease reflects competitive repricing strategies implemented to manage overall funding costs in a stabilizing rate environment.
Interest expense on borrowings, comprised solely of FHLB advances, decreased $162 thousand , primarily due to a $15.0 million decline in average borrowings following the payoff of an FHLB advance during the fourth quarter of 2024. The average balance of FHLB advances was $25.0 million for the three months ended June 30, 2025, compared to $40.0 million for the three months ended June 30, 2024. The average rate paid on borrowings decreased three basis points to 4.28% for the quarter ended June 30, 2025, compared to 4.31% for the same quarter in 2024. Interest expense on subordinated notes was $168 thousand for both the three months ended June 30, 2025 and June 30, 2024, with no material changes in the average balance or rate paid.

	Six Months Ended June 30,		Amount Change	Percent Change
	2025	2024
Deposit	$10,430	$11,696	$(1,266)	(10.8)%
Borrowings	529	859	(330)	(38.4)
Subordinated notes	336	336	—	—
Total interest expense	$11,295	$12,891	$(1,596)	(12.4)%
YTD 2025 vs. YTD 2024. Interest expense decreased $1.6 million, or 12.4%, to $11.3 million for the six months ended June 30, 2025, from $12.9 million for the six months ended June 30, 2024. Interest expense on deposits decreased $1.3 million, or 10.8%, to $10.4 million for the six months ended June 30, 2025, compared to $11.7 million for the six months ended June 30, 2024. The decrease was primarily the result of lower average rates paid on all categories of interest-bearing deposits and borrowings, as well as a lower average balance of demand and NOW accounts, certificate accounts, and borrowings, partially offset by an increase in the average balance of savings and money market accounts. The average cost of total deposits decreased 27 basis points to 2.35% for the six months ended June 30, 2025, from 2.62% for the six months ended June 30, 2024.
Interest expense on borrowings, comprised solely of FHLB advances, was $529 thousand for the six months ended June 30, 2025, compared to $859 thousand for the six months ended June 30, 2024, reflecting the decreased use of FHLB advances to supplement our liquidity needs. The average cost of FHLB advances decreased 5 basis points to 4.27% for the six months ended June 30, 2025, compared to 4.32% for the same period in 2024. The average cost of FHLB advances declined due to same reason note above. The average balance of FHLB advances was $25.0 million for the six months ended June 30, 2025, compared to $40.0 million for the six months ended June 30, 2024 following the payoff of an FHLB advance during the fourth quarter of 2024. Interest expense on subordinated notes was $336 thousand for both the six months ended June 30, 2025 and 2024.

Net Interest Income.
Q2 2025 vs Q2 2024. Net interest income increased $1.8 million, or 24.3%, to $9.3 million for the three months ended June 30, 2025, from $7.4 million for the three months ended June 30, 2024. The increase in net interest income was mainly the result of decreased funding costs, primarily from lower average rates paid on all categories of interest-bearing deposits and a lower average balance of borrowings, as well as higher average yield on interest-earning assets due to the recognition of interest income from the payoff of loans previously on nonaccrual, variable rate loans adjusting to higher market interest rates and new loan originations at higher interest rates. These increases were partially offset by a decrease in the average balance of interest-earning assets. Overall, the combined decline in funding costs and increased yield on loans primarily contributed to an 84 basis point improvement in the net interest rate spread and a 75 basis point increase in the annualized net interest margin, which rose to 3.67% for the three months ended June 30, 2025, compared to 2.92% for the same period in 2024.
YTD 2025 vs. YTD 2024. Net interest income increased $2.4 million, or 16.2%, to $17.3 million for the six months ended June 30, 2025, from $14.9 million for the six months ended June 30, 2024. Net interest margin (annualized) was 3.47% and 2.94% for the six months ended June 30, 2025 and 2024, respectively. The increase in net interest income primarily resulted from a decrease in the average balances of and rate paid on deposits and borrowings and higher average balances and yield earned on loans, partially offset by a lower average balance of and yield on interest-earning cash. The increase in net interest margin primarily was due to the lower cost of funding and the increase in loan yield as a result of the reasons mentioned above.
Through most of 2024, the Federal Open Market Committee of the Federal Reserve (“FOMC”) maintained the target range for the federal funds rate at 5.25% to 5.50%, where it remained until September 18, 2024. In light of continued progress on reducing inflation and after considering the balance of risks to the economy, the FOMC has since lowered the target range 100 basis points to 4.25% to 4.50% as June 30, 2025, with all rate cuts occurring in the latter half of 2024.
Provision for Credit Losses.
The following table reflects the components of the provision for (release of) credit losses during the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Provision (release of) for credit losses on loans	$164	$(88)	$79	$(194)
Release of credit losses on unfunded loan commitments	6	(21)	(112)	52
Provision (release of) for credit losses	$170	$(109)	$(33)	$(142)
A provision for credit losses of $170 thousand was recorded for the quarter ended June 30, 2025, compared to a release of credit losses of $109 thousand for the quarter ended June 30, 2024. The provision for credit losses during the current quarter was primarily due to growth in the balance of the loan portfolio, an increase in the balance of unfunded commitments, and a qualitative adjustment applied to certain loan segments related to uncertainty in the market and concentrations, partially offset by a lower qualitative adjustment for improved credit quality. Expected credit loss estimates are based on a range of factors, including market conditions, borrower-specific information, projected delinquencies, and anticipated effects of economic trends on borrowers' ability to repay. Net charge-offs for the three months ended June 30, 2025 totaled $21 thousand, compared to $17 thousand for three months ended June 30, 2024.
A release of provision for credit losses of $33 thousand was recorded for the six months ended June 30, 2025, compared to a release of provision for credit losses of $142 thousand for the six months ended June 30, 2024. The release of provision for credit losses during the current period was primarily due to a lower qualitative adjustment for improved credit quality and a decrease in the balance of unfunded commitments, partially offset by growth in the balance of the loan portfolio and a qualitative adjustment applied to certain loan segments related to uncertainty in the market and concentrations. Expected credit loss estimates are based on a range of factors, including market conditions, borrower-specific information, projected delinquencies, and anticipated effects of economic trends on borrowers' ability to repay. Net charge-offs for the six months ended June 30, 2025 totaled $42 thousand, compared to $73 thousand for six months ended June 30, 2024.
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

Noninterest Income.  Noninterest income decreased $42 thousand, or 3.6%, to $1.1 million for the three months ended June 30, 2025, as compared to $1.2 million for the three months ended June 30, 2024, as reflected below (dollars in thousands):

	Three Months Ended June 30,		Amount Change	Percent Change
	2025	2024
Service charges and fee income	$664	$761	$(97)	(12.7)%
Earnings on BOLI	229	134	95	70.9
Mortgage servicing income	263	279	(16)	(5.7)
Fair value adjustment on mortgage servicing rights	(80)	(116)	36	(31.0)
Net gain on sale of loans	44	74	(30)	(40.5)
Other income	—	30	(30)	(100.0)
Total noninterest income	$1,120	$1,162	$(42)	(3.6)%
The lower level of noninterest income for the three months ended June 30, 2025, compared to the same period in 2024, was primarily due to:
•a $97 thousand decrease in service charges and fee income, primarily due to a recovery of potential future lost fee income recorded in the second quarter of 2024 in connection with a vendor error; this decrease was partially offset by an increase in fees associated with new client acquisition in our specialty banking deposit accounts and higher interchange income in the current quarter;
•a $16 thousand decrease in mortgage servicing income as a result of the portfolio paying down at a faster rate than originations replaced repayments;
•a $30 thousand decrease in net gain on sale of loans due to fewer loans sold; and
•a $30 thousand decrease in other income due to gain on disposal of assets due to insurance claims on the loss of fully depreciated assets in same quarter last year.
These decreases were partially offset by:
•a $95 thousand increase in earnings from BOLI primarily due to the strategic decision to surrender and exchange existing policies into higher yielding policies in the first quarter of 2025, with the benefit of improve yields continuing into the second quarter of 2025, partially offset by fluctuations in financial markets which reduced the values of policies; and
•a $36 thousand improvement in the adjustment for the fair value of mortgage servicing rights due to higher market value, partially offset by a smaller servicing portfolio.
Noninterest income decreased $42 thousand, or 1.9%, to $2.2 million for the six months ended June 30, 2025, as compared to $2.3 million for the six months ended June 30, 2024, as reflected below (dollars in thousands):

	Six Months Ended June 30,		Amount Change	Percent Change
	2025	2024
Service charges and fee income	$1,348	$1,373	$(25)	(1.8)%
Earnings on BOLI	423	311	112	36.0
Mortgage servicing income	531	561	(30)	(5.3)
Fair value adjustment on mortgage servicing rights	(179)	(181)	2	(1.1)
Net gain on sale of loans	93	164	(71)	(43.3)
Other income	$—	$30	$(30)	(100.0)%
Total noninterest income	$2,216	$2,258	$(42)	(1.9)%
The reduction in noninterest income for the six months ended June 30, 2025, compared to the same period in 2024, was primarily due to:
•a $25 thousand decrease in service charges and fee income, primarily due to a recovery of potential future lost fee income recorded in the second quarter of 2024 in connection with a vendor error; this decrease was partially offset by an increase in fees associated with new client acquisition in our specialty banking deposit accounts, higher interchange income in the current year, and the Mastercard volume incentive received in the first quarter of 2025;

•a $30 thousand decrease in mortgage servicing income as a result of the portfolio paying down at a faster rate than originations replaced repayments;
•a $71 thousand decrease in net gain on sale of loans due to fewer loans sold; and
•a $30 thousand decrease in other income due to same reason noted above in the comparison of the three-month periods.

These decreases were partially offset by a $112 thousand increase in earnings from BOLI primarily due to the strategic decision to surrender and exchange existing policies into higher yielding policies in 2025, as well as changes due to market fluctuation.

Noninterest Expense.  Noninterest expense decreased $72 thousand, or 0.9%, to $7.7 million during the three months ended June 30, 2025, compared to $7.7 million during the three months ended June 30, 2024, as reflected below (dollars in thousands):

	Three Months Ended June 30,		Amount Change	Percent Change
	2025	2024
Salaries and benefits	$4,321	$4,658	$(337)	(7.2)%
Operations	1,443	1,569	(126)	(8.0)%
Regulatory assessments	222	220	2	0.9%
Occupancy	416	397	19	4.8%
Data processing	1,254	910	344	37.8%
Net loss (gain) on OREO and repossessed assets	9	(17)	26	(152.9)%
Total noninterest expense	$7,665	$7,737	$(72)	(0.9)%
The lower level of noninterest expense for the three months ended June 30, 2025, compared to the same period in 2024, was primarily due to:
•a $337 thousand decrease in salaries and benefits related to lower deferred salaries and lower incentive expense as a result of lower growth in the current quarter than in the same quarter one year ago; and
•a $126 thousand decrease in operations expense primarily due to lower expenses across various accounts, resulting from ongoing cost saving initiatives and process improvements.
These decreases were partially offset by:
•a $344 thousand increase in data processing expenses due to various project implementations that began amortizing in the third quarter of 2024, as well as new software technology being deployed in 2025 that continues to streamline our operations;
•a $19 thousand increase in occupancy expense due to higher building lease charges in 2025; and
•a $26 thousand increase in expenses related to OREO and repossessed assets due to the addition of a new property in the second quarter of 2025 and the absence of property sales in the same quarter last year.

The efficiency ratio for the quarter ended June 30, 2025 was 73.88%, compared to 89.86% for the quarter ended June 30, 2024. The improvement in the efficiency ratio was primarily due to higher net interest income resulting from lower funding costs and the recognition of interest income on nonaccrual loans that paid off during the quarter, as well as lower noninterest expense.
Noninterest expense increased $184 thousand, or 1.2%, to $15.6 million during the six months ended June 30, 2025, compared to $15.4 million during the six months ended June 30, 2024, as reflected below (dollars in thousands):

	Six Months Ended June 30,		Amount Change	Percent Change
	2025	2024
Salaries and benefits	$8,916	$9,201	$(285)	(3.1)%
Operations	2,808	3,026	(218)	(7.2)
Regulatory assessments	442	409	33	8.1
Occupancy	853	841	12	1.4
Data processing	2,547	1,928	619	32.1
Net loss (gain) on OREO and repossessed assets	12	(11)	23	(209.1)
Total noninterest expense	$15,578	$15,394	$184	1.2%
The higher level of noninterest expense for the six months ended June 30, 2025, compared to the same period in 2024, was primarily due to:
•a $619 thousand increase in data processing expenses due to various project implementations that began amortizing in the third quarter of 2024, as well as new software technology being deployed in 2025 that continues to streamline our operations;
•a $33 thousand increase in regulatory assessments due to an increase in the accrual beginning in the second quarter of 2024 related to higher forecasted regulatory exam fees; and
•a $23 thousand increase in expenses related to OREO and repossessed assets due to the addition of new property in 2025 and the absence of property sales in the current year.
These increases were partially offset by:
•a $285 thousand decrease in salaries and benefits related to lower incentive compensation expense as a result of less growth in the current period than in the same period one year ago; and
•a $218 thousand decrease in operations expense primarily due to lower expenses across various accounts, resulting from ongoing cost saving initiatives and process improvements.
Income Tax Expense. The provision for income taxes was $488 thousand and $779 thousand for the three and six months ended June 30, 2025, compared to $187 thousand and $350 thousand for the three and six months ended June 30, 2024, respectively. The effective tax rates for the three and six months ended June 30, 2025 were 19.21% and 19.48%, respectively. The effective tax rates for the three and six months ended June 30, 2024 were 19.04% and 18.29%, respectively. The increase in the effective tax rate for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, was due to taxable earnings on BOLI in 2025, resulting from the surrender and exchange of existing BOLI policies in to higher yielding policies.
On July 4, 2025, the President of the United States signed and enacted the One Big Beautiful Bill Act (“OBBBA”) into law. Except for certain provisions, the OBBBA is effective for tax years beginning on or after January 1, 2025. The tax and and spending legislation permanently extends key business tax breaks originally enacted under the 2017 Tax Cuts and Jobs Act. The Company is currently evaluating the impact the law will have on the income tax provision.

Capital and Liquidity
The Management’s Discussion and Analysis in Item 7 of the Company’s 2024 Form 10-K contains an overview of Sound Financial Bancorp’s and the Bank’s liquidity management, sources of liquidity and cash flows. Although there have been no material changes in our liquidity management, sources of liquidity and cash flows since our 2024 Form 10-K, this discussion updates that disclosure for the six months ended June 30, 2025.

Capital. Stockholders’ equity totaled $106.0 million at June 30, 2025 and $103.7 million at December 31, 2024. In addition to net income of $3.2 million, other sources of capital during the six months ended June 30, 2025 primarily included $156 thousand related to stock-based compensation and $21 thousand in proceeds from stock option exercises. Uses of capital during the six months ended June 30, 2025 primarily included $974 thousand of dividends paid on common stock and $84 thousand of other comprehensive income, net of tax, primarily resulting from unrealized losses on available for sale securities.
We paid cash dividends of $0.38 per common share during the six months ended June 30, 2025 and June 30, 2024, which equates to a dividend payout ratio of 30.26% and 62.15%, respectively. The Company expects to continue paying quarterly cash dividends on its common stock, subject to the Board of Directors' discretion to change this practice at any time and for any reason, without prior notice. Assuming continued payment of the regular quarterly cash dividend during the remainder of 2025 at the rate of $0.19 per share, our average total dividend paid each quarter would be approximately $488 thousand based on the number of outstanding shares as of June 30, 2025.
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
Liquidity. Liquidity measures the ability to meet current and future cash flow needs. The liquidity of a financial institution reflects its ability to meet loan requests, accommodate possible outflows in deposits and take advantage of potential opportunities presented by changes in market interest rates. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The objective of our liquidity management is to manage cash flows and liquidity reserves so that they are adequate to fund our operations and to meet obligations and other commitments on a timely basis and at a reasonable cost. We seek to achieve this objective and ensure that our funding needs are met by maintaining an appropriate level of liquid funds through asset/liability management, which includes managing the mix and time to maturity of financial assets and financial liabilities on our balance sheet. Our liquidity position is enhanced by our ability to raise additional funds as needed in the wholesale markets.
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
As of June 30, 2025, we had $110.1 million in cash and cash equivalents and available-for-sale investment securities, and $2.0 million in loans held-for-sale. At June 30, 2025, we had the ability to borrow $161.2 million in FHLB advances and access to additional borrowings of $19.4 million through the Federal Reserve's discount window, in each case subject to certain collateral requirements. We had $25.0 million in outstanding advances from the FHLB and none from the Federal Reserve at June 30, 2025. We also had a $20.0 million credit facility with Pacific Coast Banker’s Bank available, with no balance outstanding, at June 30, 2025. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, to repay maturing debt and to take advantage of investment opportunities to the extent feasible. As of June 30, 2025, management was not aware of any events reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us. For additional details, see “Note 8—Borrowings, FHLB Stock and Subordinated Notes” in the Notes to Condensed Consolidated Financial Statements contained in "Item 1. Financial Statements" of this Form 10-Q.
In the ordinary course of business, we enter into contractual obligations and other commitments to make future payments. Refer to the accompanying Notes to Condensed Consolidated Financial Statements elsewhere in this report for the expected timing of such payments as of June 30, 2025. These include payments related to (i) long-term borrowings (Note 8—Borrowings, FHLB Stock and Subordinated Notes) and (ii) operating leases (Note 10—Leases). See the discussion below for information regarding commitments to extend credit and standby letters of credit.
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
The Company's exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.
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
At June 30, 2025 and December 31, 2024, financial instrument contractual amounts representing credit risk were as follows (in thousands):

	June 30, 2025	December 31, 2024
Residential mortgage commitments	$2,804	$3,758
Unfunded construction commitments	22,124	25,810
Unused lines of credit	27,415	26,105
Irrevocable letters of credit	183	163
Total loan commitments	$52,526	$55,836
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
Sound Financial Bancorp is a holding company and does not conduct operations; its sources of liquidity are generally dividends up-streamed from Sound Community Bank, interest on investment securities, if any, and borrowings from outside sources. Banking regulations may limit the dividends that may be paid to Sound Financial Bancorp by Sound Community Bank. See “Business — How We Are Regulated — Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of the Company’s 2024 Form 10-K. At June 30, 2025, Sound Financial Bancorp, on an unconsolidated basis, had $6.8 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.
See also the “Condensed Consolidated Statements of Cash Flows” included in “Item 1. Financial Statements and Supplementary Data” of this Form 10-Q, for further information.

Regulatory Capital
Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action (“PCA”). Qualifying institutions that elect to use the Community Bank Leverage Ratio, or CBLR, framework, such as the Bank and the Company, that maintain the required minimum leverage ratio will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies’ PCA framework. As of June 30, 2025, the Bank’s and the Company’s CBLRs were 10.60% and 10.09%, respectively, which exceeded the minimum requirement of 9%.
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
Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2025, was carried out under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, and several other members of the Company’s senior management. The Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Company’s principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the acts of individuals, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.
(b)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Not applicable.
(b)Not applicable.
(c)The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended June 30, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	—	$—	—	$—
May 1, 2025 - May 31, 2025	—	$—	—	—
June 1, 2025 - June 30, 2025	—	$—	—	—
Total	—		—	$—

Item 3    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
(a)    Not applicable.
(b)    Not applicable.
(c)    Trading Plans. During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following financial statements from the Sound Financial Bancorp, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of equity (v) condensed consolidated statements of cash flows and (vi) the notes to condensed consolidated financial statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: August 11, 2025	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
President/Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

	By:	/s/ Wes Ochs
Wes Ochs
Executive Vice President/Chief Strategy Officer and Chief Financial Officer
(Principal Financial Officer)