Form 10-Q
period 2025-09-30
Sound Financial Bancorp, Inc.
filed 2025-11-12
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
As of November 6, 2025, there were 2,566,069 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$101,156	$43,641
Available-for-sale (“AFS”) securities, at fair value (amortized cost of $8,857 and $9,112 as of September 30, 2025 and December 31, 2024, respectively)	7,637	7,790
Held-to-maturity (“HTM”) securities, at amortized cost (fair value of $1,552 and $1,712 at September 30, 2025 and December 31, 2024, respectively)	1,899	2,130
Loans held-for-sale	271	487
Loans held-for-portfolio	909,715	900,171
Allowance for credit losses (“ACL”) on loans	(8,564)	(8,499)
Total loans held-for-portfolio, net	901,151	891,672
Accrued interest receivable	3,896	3,471
Bank-owned life insurance (“BOLI”), net	23,138	22,490
Other real estate owned (“OREO”) and repossessed assets, net	344	—
Mortgage servicing rights (“MSRs”), at fair value	4,305	4,769
Federal Home Loan Bank ("FHLB") stock, at cost	1,735	1,730
Premises and equipment, net	4,421	4,697
Right of use assets	3,679	3,725
Other assets	6,531	7,031
Total assets	$1,060,163	$993,633
LIABILITIES
Deposits
Interest-bearing	$767,554	$705,267
Noninterest-bearing demand	131,389	132,532
Total deposits	898,943	837,799
Borrowings	25,000	25,000
Accrued interest payable	774	765
Lease liabilities	3,943	4,013
Other liabilities	10,146	9,371
Advance payments from borrowers for taxes and insurance	2,116	1,260
Subordinated notes, net	11,791	11,759
Total liabilities	952,713	889,967
COMMITMENTS AND CONTINGENCIES (NOTE 7)	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,566,069 and 2,564,907 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	25	25
Additional paid-in capital	28,665	28,413
Retained earnings	79,724	76,272
Accumulated other comprehensive loss, net of tax	(964)	(1,044)
Total stockholders’ equity	107,450	103,666
Total liabilities and stockholders’ equity	$1,060,163	$993,633
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
INTEREST INCOME
Loans, including fees	$13,512	$12,876	$39,795	$37,429
Interest and dividends on investments, cash and cash equivalents	1,140	1,962	3,478	5,209
Total interest income	14,652	14,838	43,273	42,638
INTEREST EXPENSE
Deposits	5,275	6,363	15,705	18,059
Borrowings	269	434	798	1,293
Subordinated notes	168	168	504	504
Total interest expense	5,712	6,965	17,007	19,856
Net interest income	8,940	7,873	26,266	22,782
PROVISION FOR (RELEASE OF) CREDIT LOSSES	55	8	22	(134)
Net interest income after provision for (release of) credit losses	8,885	7,865	26,244	22,916
NONINTEREST INCOME
Service charges and fee income	672	628	2,020	2,001
Earnings on BOLI	225	186	648	498
Mortgage servicing income	262	280	794	841
Fair value adjustment on MSRs	(372)	101	(551)	(81)
Net gain on sale of loans	94	40	187	205
Other income	—	—	—	30
Total noninterest income	881	1,235	3,098	3,494
NONINTEREST EXPENSE
Salaries and benefits	4,259	4,469	13,175	13,670
Operations	1,483	1,540	4,291	4,566
Regulatory assessments	221	189	663	598
Occupancy	431	414	1,284	1,255
Data processing	1,274	1,067	3,821	2,995
Net loss (gain) on OREO and repossessed assets	8	—	19	(10)
Total noninterest expense	7,676	7,679	23,253	23,074
Income before provision for income taxes	2,090	1,421	6,089	3,336
Provision for income taxes	395	267	1,175	617
Net income	$1,695	$1,154	$4,914	$2,719

Earnings per common share:
Basic	$0.66	$0.45	$1.92	$1.06
Diluted	$0.66	$0.45	$1.90	$1.05
Weighted-average number of common shares outstanding:
Basic	2,556,562	2,544,233	2,555,799	2,541,331
Diluted	2,575,575	2,569,368	2,577,387	2,561,942
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$1,695	$1,154	$4,914	$2,719
Available for sale securities:
Unrealized gains arising during the period	208	161	101	84
Income tax expense related to unrealized gains	(44)	(34)	(21)	(18)
Other comprehensive income, net of tax	164	127	80	66
Comprehensive income	$1,859	$1,281	$4,994	$2,785

See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balance, at June 30, 2025	2,566,069	$25	$28,590	$78,517	$(1,128)	$106,004
Net income	—	—	—	1,695	—	1,695
Other comprehensive income, net of tax	—	—	—	—	164	164
Share-based compensation	—	—	75	—	—	75
Cash dividends paid on common stock ($0.19 per share)	—	—	—	(488)	—	(488)
Balance, at September 30, 2025	2,566,069	$25	$28,665	$79,724	$(964)	$107,450

Balance, at December 31, 2024	2,564,907	$25	$28,413	$76,272	$(1,044)	$103,666
Net income	—	—	—	4,914	—	4,914
Other comprehensive income, net of tax	—	—	—	—	80	80
Share-based compensation	—	—	231	—	—	231
Cash dividends paid on common stock ($0.57 per share)	—	—	—	(1,462)	—	(1,462)
Common stock options exercised	1,162	—	21	—	—	21
Balance, at September 30, 2025	2,566,069	$25	$28,665	$79,724	$(964)	$107,450

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balance, at June 30, 2024	2,557,284	$25	$28,198	$74,173	$(1,049)	$101,347
Net income	—	—	—	1,154	—	1,154
Other comprehensive gain, net of tax	—	—	—	—	127	127
Share-based compensation	—	—	98	—	—	98
Common stock surrendered	(5,053)	—	(218)	—	—	(218)
Cash dividends paid on common stock ($0.19 per share)	—	—	—	(487)	—	(487)
Common stock options exercised	11,864	—	218	—	—	218
Balance, at September 30, 2024	2,564,095	$25	$28,296	$74,840	$(922)	$102,239

Balance, at December 31, 2023	2,549,427	$25	$27,990	$73,627	$(988)	$100,654
Net income	—	—	—	2,719	—	2,719
Other comprehensive gain, net of tax	—	—	—	—	66	66
Share-based compensation	—	—	291	—	—	291
Restricted common stock awards issued	8,048	—	—	—	—	—
Cash dividends paid on common stock ($0.57 per share)	—	—	—	(1,459)	—	(1,459)
Common stock repurchased	(1,626)	—	(18)	(47)	—	(65)
Common stock surrendered	(5,053)	—	(218)	—	—	(218)
Common stock options exercised	13,299	—	251	—	—	251
Balance, at September 30, 2024	2,564,095	$25	$28,296	$74,840	$(922)	$102,239
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,914	$2,719
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net premiums on investments	64	64
Provision for (release of) credit losses	22	(134)
Depreciation and amortization	376	483
Share-based compensation	231	291
Fair value adjustment on mortgage servicing rights	551	81
Right of use assets amortization	759	717
Change in lease liabilities	(783)	(742)
Change in cash surrender value of BOLI	(648)	(498)
Net change in advances from borrowers for taxes and insurance	856	937
Net gain on disposal of premises and equipment, net	—	(30)
Net gain on sale of loans	(187)	(205)
Proceeds from sale of loans held-for-sale	10,973	10,722
Originations of loans held-for-sale	(12,932)	(10,952)
Net gain on OREO and repossessed assets	—	(17)
Change in operating assets and liabilities:
Accrued interest receivable	(425)	(253)
Other assets	479	(643)
Accrued interest payable	9	91
Other liabilities	897	148
Net cash provided by operating activities	5,156	2,779
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available-for-sale securities	222	307
Proceeds from principal payments of held-to-maturity securities	231	27
Net increase in loans	(7,692)	(6,598)
Purchase of BOLI	—	(5)
Purchases of premises and equipment, net	(100)	(50)
Proceeds from disposal of premises and equipment, net	—	30
Proceeds from sale of OREO and other repossessed assets	—	592
Net cash used in investing activities	(7,339)	(5,697)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	61,144	103,658
FHLB stock purchased	(5)	(9)
Common stock repurchases	—	(65)
Purchase of common stock surrendered to pay tax liability	—	(218)
Dividends paid on common stock	(1,462)	(1,459)
Proceeds from common stock option exercises	21	251
Net cash provided by financing activities	59,698	102,158
Net change in cash and cash equivalents	57,515	99,240
Cash and cash equivalents, beginning of period	43,641	49,690
Cash and cash equivalents, end of period	$101,156	$148,930
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$762	$407
Interest paid on deposits and borrowings	16,998	19,765
Noncash investing and financing activities:
Loans transferred from loans held-for-sale to loans held-for-portfolio	2,275	859
Loans transferred from loans held-for-portfolio to OREO and repossessed assets	344	115
ROU assets obtained in exchange for new operating lease liabilities	583	—
ROU assets obtained in exchange for new finance lease liabilities	130	—
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which will change the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (for example, employee compensation, depreciation and amortization) in expense captions. This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company will evaluate the impact of this guidance through the date of adoption.

Note 3 – Investments
At September 30, 2025, the Company did not own any debt securities classified as trading or any equity investment securities, except for the FHLB securities described in “Note 8 — Borrowings, FHLB Stock and Subordinated Notes.”
The amortized cost and estimated fair value of our AFS securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2025
Municipal bonds	$6,323	$10	$(950)	$5,383
Agency mortgage-backed securities	2,534	9	(289)	2,254
Total	$8,857	$19	$(1,239)	$7,637

December 31, 2024
Municipal bonds	$6,354	$11	$(991)	$5,374
Agency mortgage-backed securities	2,758	7	(349)	2,416
Total	$9,112	$18	$(1,340)	$7,790
The amortized cost and estimated fair value of our HTM securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2025
Municipal bonds	$703	$—	$(170)	$533
Agency mortgage-backed securities	1,196	—	(177)	1,019
Total	$1,899	$—	$(347)	$1,552

December 31, 2024
Municipal bonds	$704	$—	$(163)	$541
Agency mortgage-backed securities	1,426	—	(255)	1,171
Total	$2,130	$—	$(418)	$1,712
The amortized cost and estimated fair value of AFS and HTM securities at September 30, 2025, by contractual maturity, are shown below (in thousands). Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, consisting of agency mortgage-backed securities, are shown separately.

	September 30, 2025
	Available-for-sale		Held-to-maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$454	$455	$—	$—
Due after five years through ten years	1,717	1,640	—	—
Due after ten years	4,152	3,288	703	533
Agency mortgage-backed securities	2,534	2,254	1,196	1,019
Total	$8,857	$7,637	$1,899	$1,552
There were no pledged securities at September 30, 2025 or December 31, 2024.
There were no sales of AFS or HTM securities during the three and nine months ended September 30, 2025 and 2024.

Accrued interest receivable on securities totaled $76 thousand at September 30, 2025 and $48 thousand at December 31, 2024, in the accompanying Condensed Consolidated Balance Sheets. Accrued interest receivable is excluded from the allowance for credit losses.
The following table summarizes the aggregate fair value and gross unrealized loss by length of time of those investments for which an allowance for credit losses has not been recorded that have been in a continuous unrealized loss position at the dates indicated (in thousands):

	September 30, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities
Municipal bonds	$—	$—	$3,717	$(950)	$3,717	$(950)
Agency mortgage-backed securities	—	—	1,939	(289)	1,939	(289)
Total available-for-sale securities	$—	$—	$5,656	$(1,239)	$5,656	$(1,239)
Held-to-maturity securities
Municipal bonds	$—	$—	$533	$(170)	$533	$(170)
Agency mortgage-backed securities	—	—	1,019	(177)	1,019	(177)
Total held-to-maturity securities	$—	$—	$1,552	$(347)	$1,552	$(347)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities
Municipal bonds	$—	$—	$3,708	$(991)	$3,708	$(991)
Agency mortgage-backed securities	44	(2)	2,020	(347)	2,064	(349)
Total	$44	$(2)	$5,728	$(1,338)	$5,772	$(1,340)
Held-to-maturity securities
Municipal bonds	$—	$—	$540	$(163)	$540	$(163)
Agency mortgage-backed securities	—	—	1,172	(255)	1,172	(255)
Total held-to-maturity securities	$—	$—	$1,712	$(418)	$1,712	$(418)
There was no allowance for credit losses on securities at September 30, 2025 or December 31, 2024. At both September 30, 2025 and December 31, 2024, the total securities portfolio consisted of 11 agency mortgage-backed securities and 11 municipal bonds. At September 30, 2025 , there were no securities in an unrealized loss position for less than 12 months and 16 securities in an unrealized loss position for more than 12 months. At December 31, 2024 there was one security in an unrealized loss position for less than 12 months and 15 securities in an unrealized loss position for more than 12 months. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. There was no provision for credit losses recognized for investment securities during the three and nine months ended September 30, 2025 and 2024, because the declines in fair value were not attributable to credit quality and because we do not intend, and it is not likely that we will be required, to sell these securities before recovery of their amortized cost basis.

Note 4 – Loans

Loans-held-for portfolio (which excludes loans held-for-sale) at the dates indicated were as follows (in thousands):

	September 30, 2025	December 31, 2024
Real estate loans:
One-to-four family	$257,797	$269,684
Home equity	29,903	26,686
Commercial and multifamily	408,802	371,516
Construction and land	52,797	73,077
Total real estate loans	749,299	740,963
Consumer loans:
Manufactured homes	42,735	41,128
Floating homes	88,674	86,411
Other consumer	17,031	17,720
Total consumer loans	148,440	145,259
Commercial business loans	14,214	15,605
Total loans held-for-portfolio	911,953	901,827
Premiums for purchased loans(1)	644	718
Deferred fees, net	(2,882)	(2,374)
Total loans held-for-portfolio, gross	909,715	900,171
Allowance for credit losses — loans	(8,564)	(8,499)
Total loans held-for-portfolio, net	$901,151	$891,672
(1)Includes premiums resulting from purchased loans of $373 thousand related to one-to-four family loans, $220 thousand related to commercial and multifamily loans, and $51 thousand related to commercial business loans as of September 30, 2025. Includes premiums resulting from purchased loans of $404 thousand related to one-to-four family loans, $244 thousand related to commercial and multifamily loans, and $70 thousand related to commercial business loans as of December 31, 2024.
As of September 30, 2025, there were three collateral dependent consumer mortgage loans, totaling $186 thousand, that were in process of foreclosure.
The following table presents a summary of activity in the ACL on loans and the reserve for unfunded loan commitments for the periods indicated (in thousands):

	Three Months Ended September 30,
	2025			2024
	ACL - Loans	Reserve for Unfunded Loan Commitments	ACL	ACL - Loans	Reserve for Unfunded Loan Commitments	ACL
Balance at beginning of period	$8,536	$122	$8,658	$8,493	$245	$8,738
Provision for (release of) credit losses during the period	65	(10)	55	106	(98)	8
Net charge-offs during the period	(37)	—	(37)	(14)	—	(14)
Balance at end of period	$8,564	$112	$8,676	$8,585	$147	$8,732

	Nine Months Ended September 30,
	2025			2024
	ACL - Loans	Reserve for Unfunded Loan Commitments	ACL	ACL - Loans	Reserve for Unfunded Loan Commitments	ACL
Balance at beginning of period	$8,499	$234	$8,733	$8,760	$193	$8,953
Provision for (release of) credit losses during the period	144	(122)	22	(88)	(46)	(134)
Net charge-offs during the period	(79)	—	(79)	(87)	—	(87)
Balance at end of period	$8,564	$112	$8,676	$8,585	$147	$8,732
Accrued interest receivable on loans receivable totaled $3.7 million at September 30, 2025 and $3.4 million at December 31, 2024, in the accompanying Condensed Consolidated Balance Sheets. Accrued interest receivable is excluded from the ACL.
The ACL is measured using the current expected credit losses (“CECL”) approach for financial instruments measured at amortized cost and for other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable forecasts. We estimate the ACL using relevant information from internal and external sources, related to past events, current conditions, and a reasonable and supportable forecast. The ACL is measured on a collective (segment) basis when similar risk characteristics exist. Historical credit loss experience for both the Company and segment-specific peers provides the basis for the estimate of expected credit losses. Segments are based upon federal call report segmentation. The reserve was applied on a loan-by-loan basis and condensed into the applicable segments reported below. The ACL is determined using quantitative and qualitative analysis. The quantitative analysis utilizes macroeconomic variables to establish a quantitative relationship between economic conditions and loan performance through an economic cycle. Qualitative adjustments include but are not limited to changes in lending policies; changes in the nature and volume of the portfolio; changes in staff experience levels; changes in the volume or trends of classified loans, delinquencies, and nonaccrual loans; concentration risk; value of underlying collateral; competitive, legal, and regulatory factors; changes in the loan review system; and economic conditions. We evaluate our ACL policy and judgments on an ongoing basis and update them as necessary based on changing conditions. See “Note 1—Organization and Significant Accounting Policies” in the Company’s 2024 Form 10-K for further information on the Company’s ACL accounting policy.

The following tables summarize the activity in the ACL - loans for the periods indicated (in thousands):

	Three Months Ended September 30, 2025
	Beginning Allowance	Charge-offs	Recoveries	Provision for (Release of) Credit Losses	Ending Allowance
One-to-four family	$3,327	$—	$—	$(47)	$3,280
Home equity	360	—	—	(6)	354
Commercial and multifamily	1,236	—	—	74	1,310
Construction and land	269	—	—	64	333
Manufactured homes(1)	1,395	(47)	—	31	1,379
Floating homes	1,410	—	—	(47)	1,363
Other consumer(2)	451	(10)	20	(21)	440
Commercial business	88	—	—	17	105
Total	$8,536	$(57)	$20	$65	$8,564
(1)During the three months ended September 30,2025, there was one manufactured loan for $47 thousand originated in 2023 that was charged off.
(2)During the three months ended September 30,2025, there was one automobile loan for $1 thousand originated in 2021 that was charged off, with the remainder of the gross charge-offs of other consumer loans related entirely to deposit overdrafts.

	Three Months Ended September 30, 2024
	Beginning Allowance	Charge-offs	Recoveries	Provision for (Release of) Credit Losses	Ending Allowance
One-to-four family	$2,798	$—	$—	$14	$2,812
Home equity	199	—	—	15	214
Commercial and multifamily	1,130	—	—	155	1,285
Construction and land	1,072	—	—	(302)	770
Manufactured homes	938		—	53	991
Floating homes	1,910	—	—	150	2,060
Other consumer(1)	348	(20)	6	23	357
Commercial business	98	—	—	(2)	96
Total	$8,493	$(20)	$6	$106	$8,585
(1)During the three months ended September 30, 2024, the gross charge-offs of other consumer loans related entirely to deposit overdrafts that were charged off.

	Nine Months Ended September 30, 2025
	Beginning Allowance	Charge-offs	Recoveries	Provision for (Release of) Credit Losses	Ending Allowance
One-to-four family	$3,025	$—	$—	$255	$3,280
Home equity	307	—	—	47	354
Commercial and multifamily	1,218	—	—	92	1,310
Construction and land	992	—	—	(659)	333
Manufactured homes(1)	1,172	(66)	—	273	1,379
Floating homes	1,282	—	—	81	1,363
Other consumer(2)	401	(41)	28	52	440
Commercial business	102	—	—	3	105
Total	$8,499	$(107)	$28	$144	$8,564
(1)During the nine months ended September 30, 2025, there were two manufactured home loans originated in 2022 and 2023 for $19 thousand and $47 thousand, respectively, that were charged off and then subsequently foreclosed upon.
(2)During the nine months ended September 30, 2025, there was one automobile loan for $1 thousand originated in 2021 that was charged off and one other consumer loan for $16 thousand originated in 2024 related to a consumer line of credit that was charged off, with the remainder of the gross charge-offs of other consumer loans related entirely to deposit overdrafts.

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
(1)During the nine months ended September 30, 2024, there was one manufactured home loan for $23 thousand originated in 2020 that was charged off and then subsequently foreclosed upon.
(2)During the nine months ended September 30, 2024, the gross charge-offs of other consumer loans related entirely to deposit overdrafts that were charged off.
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
When we classify problem assets as either substandard or doubtful, we may determine that these assets should be individually analyzed if they no longer share common risk characteristics with the rest of the portfolio. When we classify problem assets as a loss, we are required to charge off those assets in the period in which they are deemed uncollectible. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC (the Bank’s federal banking regulator) and the Washington Department of Financial Institutions (the Bank’s state banking regulator), which can order the establishment of additional credit loss allowances. Assets which do not currently expose us to sufficient risk to warrant classification as substandard or doubtful but possess weaknesses are required to be designated as special mention. There were no loans classified as doubtful or loss as of September 30, 2025 and December 31, 2024.
The following tables present the internally assigned grades as of September 30, 2025 and December 31, 2024, by type of loan and origination year (in thousands):

	At September 30, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term
	2025	2024	2023	2022	2021	Prior			Total

One-to-four family:
Pass	$18,003	$18,174	$17,792	$68,038	$94,401	$39,678	$—	$—	$256,086
Substandard	—	—	1,117	225	94	328	—	—	1,764
Total one-to-four family	$18,003	$18,174	$18,909	$68,263	$94,495	$40,006	$—	$—	$257,850
Home equity:
Pass	$663	$2,403	$2,630	$2,131	$818	$815	$19,509	$903	$29,872
Substandard	—	—	—	—	—	51	72	131	254
Total home equity	$663	$2,403	$2,630	$2,131	$818	$866	$19,581	$1,034	$30,126
Commercial and multifamily:
Pass	$91,875	$31,486	$24,771	$83,595	$89,355	$75,334	$—	$—	$396,416
Substandard	—	—	—	—	6,094	4,622	—	—	10,716
Total commercial and multifamily	$91,875	$31,486	$24,771	$83,595	$95,449	$79,956	$—	$—	$407,132
Construction and land:
Pass	$14,934	$18,426	$15,393	$1,396	$801	$1,332	$—	$—	$52,282
Substandard	—	—	—	152	—	21	—	—	173
Total construction and land	$14,934	$18,426	$15,393	$1,548	$801	$1,353	$—	$—	$52,455
Manufactured homes:
Pass	$6,655	$8,389	$11,066	$5,797	$3,333	$6,691	$—	$—	$41,931
Substandard	—	—	184	276	—	210	—	—	670
Total manufactured homes	$6,655	$8,389	$11,250	$6,073	$3,333	$6,901	$—	$—	$42,601
Floating homes:
Pass	$9,019	$19,720	$6,316	$14,715	$23,402	$15,075	$—	$—	$88,247
Total floating homes	$9,019	$19,720	$6,316	$14,715	$23,402	$15,075	$—	$—	$88,247
Other consumer:
Pass	$1,748	$1,783	$2,497	$354	$3,404	$6,630	$636	$—	$17,052
Substandard	—	—	—	—	6	—	—	—	6
Total other consumer	$1,748	$1,783	$2,497	$354	$3,410	$6,630	$636	$—	$17,058
Commercial business:
Pass	$2,700	$278	$344	$304	$1,394	$3,002	$6,224	$—	$14,246
Substandard	—	—	—	—	—	—	—	—	—
Total commercial business	$2,700	$278	$344	$304	$1,394	$3,002	$6,224	$—	$14,246
Total loans
Pass	$145,597	$100,659	$80,809	$176,330	$216,908	$148,557	$26,369	$903	$896,132
Substandard	—	—	1,301	653	6,194	5,232	72	131	13,583
Total loans	$145,597	$100,659	$82,110	$176,983	$223,102	$153,789	$26,441	$1,034	$909,715

	At December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term
	2024	2023	2022	2021	2020	Prior			Total
One-to-four family:
Pass	$26,327	$22,470	$78,427	$98,379	$14,095	$29,534	$—	$—	$269,232
Substandard	—	—	259	104	—	214	—	—	577
Total one-to-four family	$26,327	$22,470	$78,686	$98,483	$14,095	$29,748	$—	$—	$269,809
Home equity:
Pass	$3,084	$2,951	$2,420	$908	$210	$1,320	$14,578	$1,069	$26,540
Substandard	—	—	—	—	—	56	234	66	356
Total home equity	$3,084	$2,951	$2,420	$908	$210	$1,376	$14,812	$1,135	$26,896
Commercial and multifamily:
Pass	$34,844	$20,736	$90,067	$111,601	$21,240	$67,336	$—	$—	$345,824
Special mention	—	—	—	—	—	1,375	—	—	1,375
Substandard	—	—	—	5,775	2,165	15,143	—	—	23,083
Total commercial and multifamily	$34,844	$20,736	$90,067	$117,376	$23,405	$83,854	$—	$—	$370,282
Construction and land:
Pass	$26,458	$22,846	$2,166	$968	$593	$2,338	$—	$—	$55,369
Special mention	—	—	17,349	—	—	—	—	—	17,349
Substandard	—	—	70	—	—	24	—	—	94
Total construction and land	$26,458	$22,846	$19,585	$968	$593	$2,362	$—	$—	$72,812
Manufactured homes:
Pass	$9,396	$12,095	$7,039	$3,822	$1,816	$6,180	$—	$—	$40,348
Substandard	—	427	—	—	—	205	—	—	632
Total manufactured homes	$9,396	$12,522	$7,039	$3,822	$1,816	$6,385	$—	$—	$40,980
Floating homes:
Pass	$20,587	$6,395	$16,225	$23,902	$6,059	$10,472	$—	$—	$83,640
Substandard	—	—	2,350	—	—	—	—	—	2,350
Total floating homes	$20,587	$6,395	$18,575	$23,902	$6,059	$10,472	$—	$—	$85,990
Other consumer:
Pass	$2,273	$3,297	$622	$3,615	$5,387	$1,925	$618	$—	$17,737
Substandard	—	—	—	1	—	—	—	—	1
Total other consumer	$2,273	$3,297	$622	$3,616	$5,387	$1,925	$618	—	$17,738
Commercial business:
Pass	$314	$1,256	$1,811	$3,032	$257	$3,895	$4,862	$—	$15,427
Substandard	38	—	—	—	—	11	188	—	237
Total commercial business	$352	$1,256	$1,811	$3,032	$257	$3,906	$5,050	$—	$15,664
Total loans
Pass	$123,283	$92,046	$198,777	$246,227	$49,657	$123,000	$20,058	$1,069	$854,117
Special mention	—	—	17,349	—	—	1,375	—	—	18,724
Substandard	38	427	2,679	5,880	2,165	15,653	422	66	27,330
Total loans	$123,321	$92,473	$218,805	$252,107	$51,822	$140,028	$20,480	$1,135	$900,171

Nonaccrual and Past Due Loans.  Loans are considered past due if the required principal and interest payments were not received as of the dates such payments were due.
The following table presents the amortized cost of nonaccrual loans as of the dates indicated, by type of loan (in thousands):

	September 30, 2025		December 31, 2024
	Total Nonaccrual Loans	Total Nonaccrual Loans with no ACL	Total Nonaccrual Loans	Total Nonaccrual Loans with no ACL
One-to-four family	$609	$649	$537	$537
Home equity	201	201	298	298
Commercial and multifamily	1,065	1,065	3,734	3,734
Construction and land	103	103	24	24
Manufactured homes	476	476	521	521
Floating homes	—	—	2,363	2,363
Other consumer	263	262	3	1
Commercial business	—	—	11	11
Total	$2,717	$2,756	$7,491	$7,489
The following tables present the aging of past due loans, based on amortized cost, as of the dates indicated, by type of loan (in thousands):

	September 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$—	$2,334	$267	$—	$2,601	$255,249	$257,850
Home equity	1	42	147	—	190	29,936	30,126
Commercial and multifamily	—	2,015	1,061	—	3,076	404,056	407,132
Construction and land	—	472	83	—	555	51,900	52,455
Manufactured homes	—	238	394	—	632	41,969	42,601
Floating homes	—	—	—	—	—	88,247	88,247
Other consumer	5	—	262	—	267	16,791	17,058
Commercial business	—	—	—	—	—	14,246	14,246
Total	$6	$5,100	$2,214	$—	$7,320	$902,395	$909,715

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$34	$339	$352	$—	$725	$269,084	$269,809
Home equity	249	—	66	—	315	26,581	26,896
Commercial and multifamily	—	—	3,733	—	3,731	366,551	370,282
Construction and land	24	—	—	—	24	72,788	72,812
Manufactured homes	402	287	394	—	1,083	39,897	40,980
Floating homes	—	—	2,350	—	2,350	83,640	85,990
Other consumer	6	12	—	—	18	17,720	17,738
Commercial business	—	—	—	—	—	15,664	15,664
Total	$715	$638	$6,895	$—	$8,246	$891,925	$900,171

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
At September 30, 2025, the Company had no commitments to extend additional credit to borrowers owing loan receivables with modified terms.

There were no loans modified within the three and nine months ended September 30, 2025 and 2024.

At September 30, 2025 and December 31, 2024, we had no loan receivables that defaulted subsequent to their modification.

Troubled debt restructurings (“TDRs”). Prior to the adoption of ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, the Company had granted a variety of concessions to borrowers in the form of loan modifications that were considered TDRs. Loans classified as legacy TDRs totaled $1.1 million and $1.3 million at September 30, 2025 and December 31, 2024, respectively.

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

The following tables summarize collateral dependent loans by collateral type as of the dates indicated (in thousands):

	September 30, 2025
	Commercial Real Estate	Residential Real Estate	Land	Other Residential	RVs/Automobiles	Business Assets	Total
Real estate loans:
One- to four- family	$—	$423	$—	$321	$—	$—	$744
Home equity	—	201	—	—	—	—	201
Commercial and multifamily	—	—	—	—	—	1,065	1,065
Construction and land	—	—	20	83	—	—	103
Total real estate loans	—	624	20	404	—	1,065	2,114
Consumer loans:
Manufactured homes	—	—	—	476	—	—	476
Other consumer	—	—	—	256	6	—	262
Total consumer loans	—	—	—	732	6	—	738
Commercial business loans	—	—	—	—	—	—	—
Total loans	$—	$624	$20	$1,136	$6	$1,065	$2,852

	December 31, 2024
	Commercial Real Estate	Residential Real Estate	Land	Other Residential	RVs/Automobiles	Business Assets	Total
Real estate loans:
One- to four- family	$—	$311	$—	$364	$—	$—	$675
Home equity	—	298	—	—	—	—	298
Commercial and multifamily	3,734	—	—	—	—	—	3,734
Construction and land	—	—	24	—	—	—	24
Total real estate loans	3,734	609	24	364	—	—	4,731
Consumer loans:
Manufactured homes	—	—	—	521	—	—	521
Floating homes	—	—	—	2,363	—	—	2,363
Other consumer	—	—	—	—	1	—	1
Total consumer loans	—	—	—	2,884	1	—	2,885
Commercial business loans	—	—	—	—	—	11	11
Total loans	$3,734	$609	$24	$3,248	$1	$11	$7,627

Note 5 – Fair Value Measurements
The Company determines the fair values of its financial instruments based on the requirements established in ASC 820, Fair Value Measurements (“ASC 820”), which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. The Company’s fair values for financial instruments at September 30, 2025 and December 31, 2024 were determined based on these requirements.
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
Off-balance sheet financial instruments - The fair value of off-balance sheet financial instruments, which consisted entirely of loan commitments at September 30, 2025 and December 31, 2024, is estimated based on fees charged to others to enter into similar agreements, taking into account the remaining terms of the agreements and credit standing of the Company’s clients. The estimated fair value of these commitments was not significant at September 30, 2025 and December 31, 2024.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no transfers between levels during the three and nine months ended September 30, 2025 and 2024.

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether recognized or recorded at fair value or not as of the dates indicated (in thousands):

	September 30, 2025		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$101,156	$101,156	$101,156	$—	$—
Available-for-sale securities	7,637	7,637	—	7,637	—
Held-to-maturity securities	1,899	1,552	—	1,552	—
Loans held-for-sale	271	271	—	271	—
Loans held-for-portfolio, net	901,151	872,999	—	—	872,999
Mortgage servicing rights	4,305	4,305	—	—	4,305
FINANCIAL LIABILITIES:
Time deposits	291,052	291,383	—	291,383	—
Borrowings	25,000	25,000	—	25,000	—
Subordinated notes	11,791	12,620	—	12,620	—

	December 31, 2024		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$43,641	$43,641	$43,641	$—	$—
Available-for-sale securities	7,790	7,790	—	7,790	—
Held-to-maturity securities	2,130	1,712	—	1,712	—
Loans held-for-sale	487	487	—	487	—
Loans held-for-portfolio, net	891,672	850,813	—	—	850,813
Mortgage servicing rights	4,769	4,769	—	—	4,769
FINANCIAL LIABILITIES:
Time deposits	295,822	296,575	—	296,575	—
Borrowings	25,000	25,000	—	25,000	—
Subordinated notes	11,759	12,653	—	12,653	—

The following tables present the balance of assets measured at fair value on a recurring basis as of the dates indicated (in thousands):

	Fair Value at September 30, 2025
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$5,383	$—	$5,383	$—
Agency mortgage-backed securities	2,254	—	2,254	—
Mortgage servicing rights	4,305	—	—	4,305

	Fair Value at December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$5,374	$—	$5,374	$—
Agency mortgage-backed securities	2,416	—	2,416	—
Mortgage servicing rights	4,769	—	—	4,769
The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis as of the dates indicated:

September 30, 2025
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	125%-380% (125%)
		Discount rate	9.0%-13.5% (10%)

December 31, 2024
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	125%-556% (125%)
		Discount rate	(10%)
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
There were no assets or liabilities (excluding MSRs) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2025 and 2024.
MSRs are measured at fair value using significant unobservable inputs (Level 3) on a recurring basis, and a reconciliation of these assets can be found in “Note 6—Mortgage Servicing Rights.

The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at September 30, 2025
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$344	$—	$—	$344
Collateral dependent loans	2,852	—	—	2,852

	Fair Value at December 31, 2024
	Total	Level 1	Level 2	Level 3
Collateral dependent loans	$7,627	$—	$—	$7,627
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at both September 30, 2025 and December 31, 2024.

Note 6 – Mortgage Servicing Rights
The unpaid principal balance of the Company’s mortgage servicing rights portfolio totaled $406.2 million at September 30, 2025 compared to $425.8 million at December 31, 2024. Of these total balances, the unpaid principal balances of loans serviced for Federal National Mortgage Association (“Fannie Mae”) at September 30, 2025 and December 31, 2024 were $404.1 million and $423.7 million, respectively. The unpaid principal balance of loans serviced for other financial institutions totaled $2.1 million at both September 30, 2025 and December 31, 2024. Loans serviced for Fannie Mae and others are not included in the Company’s financial statements as they are not assets of the Company.
A summary of the change in the balance of mortgage servicing assets during the periods indicated were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance, at fair value	$4,638	$4,540	$4,769	$4,632
Servicing rights that result from transfers and sale of financial assets	39	24	87	114
Changes in fair value:
Due to changes in model inputs or assumptions and other(1)	(372)	101	(551)	(81)
Ending balance, at fair value	$4,305	$4,665	$4,305	$4,665
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	September 30, 2025	December 31, 2024
Prepayment speed (Public Securities Association “PSA” model)	125%	125%
Weighted-average life	10.2 years	10.6 years
Weighted average discount rate	10.0%	10.0%
Average debt service cost per residential loan	$96.00	$80.00

The amount of contractually specified servicing, late and ancillary fees earned on mortgage servicing rights, which are included in mortgage servicing income on the Condensed Consolidated Statements of Income, totaled $262 thousand and $794 thousand for three and nine months ended September 30, 2025, and $280 thousand and $841 thousand for the three and nine months ended September 30, 2024, respectively.

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

Note 8 – Borrowings, FHLB Stock and Subordinated Notes
FHLB Advances
The following tables present advances from the FHLB as of the dates indicated (dollars in thousands):

	September 30, 2025	December 31, 2024
FHLB advances:
Short-term advances (one year or less)	$15,000	$—
Long-term advances (over one year)	10,000	25,000
Total	$25,000	$25,000

	September 30, 2025	December 31, 2024
Fixed Rate:
Outstanding balance	$25,000	$25,000
Interest rates ranging from	4.06%	4.06%
Interest rates ranging to	4.27%	4.27%
Weighted average interest rate	4.16%	4.16%
The following table presents the maturity of our FHLB advances (dollars in thousands):

September 30, 2025
Remainder of 2025	$—
2026	15,000
2027	—
2028	10,000
2029	—
Thereafter	—
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

	September 30, 2025	December 31, 2024
Amount available to borrow under credit facility(1)	$370,427	$385,366
Advance equivalent of collateral:
One-to-four family loans	174,048	175,907
Commercial and multifamily loans	23,583	29,180
Home equity loans	226	241
Notional amount of letters of credit outstanding	14,000	8,000
Remaining FHLB borrowing capacity(2)	$158,856	$172,327
(1)Subject to eligible pledged collateral.
(2)Amount remaining from the advance equivalent of collateral less letters of credit outstanding and FHLB advances.

As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances. At both September 30, 2025 and December 31, 2024, the Company had an investment of $1.7 million in FHLB of Des Moines stock.
Federal Reserve Bank of San Francisco (“FRB SF”) Borrowings
The Company has a borrowing agreement with the FRB SF. The terms of the agreement call for a blanket pledge of a portion of the Company’s consumer and commercial business loans based on the Company’s outstanding borrowing balance. At September 30, 2025 and December 31, 2024, the amount available to borrow under this credit facility was $19.5 million and $20.8 million, respectively, subject to eligible pledged collateral. The Company had no outstanding borrowings under this arrangement at September 30, 2025 and December 31, 2024.
Other Borrowings
The Company has access to an unsecured Fed Funds line of credit from Pacific Coast Banker’s Bank (“PCBB”). The line has a one year term maturing on June 30, 2026 and is renewable annually. As of September 30, 2025, the amount available under this line of credit was $20.0 million. There was no balance on this line of credit as of September 30, 2025 and December 31, 2024.
Subordinated Debt
In September 2020, the Company issued $12.0 million of fixed to floating rate subordinated notes that mature in 2030. The subordinated notes have an initial fixed interest rate of 5.25% to, but excluding, October 1, 2025, payable semi-annually in arrears. From, and including, October 1, 2025, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term Secured Overnight Financing Rate, or SOFR, plus 513 basis points, payable quarterly in arrears. The subordinated notes mature on May 15, 2030, and may be redeemed by the Company, in whole or in part, on October 1, 2025, or on any subsequent interest payment date. Prior to October 1, 2025, the Company could redeem these notes, in whole but not in part, only under limited circumstances set forth in the terms of the subordinated notes. The balance of the subordinated notes was $11.8 million as of both September 30, 2025 and December 31, 2024. Subsequent to quarter end on October 1, 2025, the Company redeemed $4.0 million of the $12.0 million of its subordinated notes outstanding. Refer to “Note 11—Subsequent Events” for further detail.

Note 9 – Earnings Per Common Share
The following table summarizes the calculation of earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Net income	$1,695	$1,154	$4,914	$2,719
LESS: Participating dividends - Unvested Restricted Stock Awards (“RSAs”)	(2)	(3)	(5)	(10)
LESS: Income allocated to participating securities - Unvested RSAs	(4)	(4)	(14)	(8)
Net income available to common stockholders - basic	1,689	1,146	4,895	2,701
ADD BACK: Income allocated to participating securities - Unvested RSAs	4	4	14	8
LESS: Income reallocated to participating securities - Unvested RSAs	(4)	(4)	(14)	(8)
Net income available to common stockholders - diluted	$1,689	$1,146	$4,895	$2,701

Weighted average number of shares outstanding, basic	2,556,562	2,544,233	2,555,799	2,541,331
Effect of potentially dilutive common shares	19,013	25,135	21,588	20,611
Weighted average number of shares outstanding, diluted	2,575,575	2,569,368	2,577,387	2,561,942
Earnings per share, basic	$0.66	$0.45	$1.92	$1.06
Earnings per share, diluted	$0.66	$0.45	$1.90	$1.05
There were no anti-dilutive securities during the three and nine months ended September 30, 2025 and September 30, 2024.

Note 10 – Leases
We currently have operating leases for branch locations, a loan production office and our corporate office. The term for our leases generally begins on the date we become legally obligated for the rent payments or we take possession of the building premises, whichever is earlier. Our real estate leases have initial terms ranging from one to 10.5 years and typically include one renewal option. As of September 30, 2025, our leases had remaining terms ranging from 5 months to 4.7 years. The operating leases require us to pay property taxes and operating expenses for the properties. We also have finance leases for certain equipment, including copier machines which had an initial term of five years and a remaining term of approximately 4.25 years.
The following table presents the lease right-of-use assets and lease liabilities recorded on the Condensed Consolidated Balance Sheets at the dates indicated (in thousands):

	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$3,569	$3,725
Finance lease right-of-use assets	110	—
Operating lease liabilities	3,831	4,013
Finance lease liabilities	112	—
The following table presents the components of lease expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease expense
Operating leases	$278	$270	$827	$811
Finance leases
Amortization of right-of-use assets	6	—	19	—
Interest on lease liabilities	1	—	4	—
Sublease income	—	—	—	(4)
Net lease expense	$285	$270	$850	$807
The following table presents the schedule of lease liability payments at the date indicated (in thousands):

September 30,	Finance Leases	Operating Leases	Total Lease Payments
2026	$29	$1,145	$1,174
2027	29	1,137	1,166
2028	29	1,033	1,062
2029	29	661	690
2030	7	77	84
Total lease payments	123	4,053	4,176
Less: Present value discount	11	222	233
Present value of lease liabilities	$112	$3,831	$3,943

Lease term and discount rate by lease type consisted of the following at the dates indicated:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term:
Operating leases	3.7 years	4.3 years
Finance leases	4.3 years	0.0 years
Weighted-average discount rate (annualized):
Operating leases	3.09%	2.88%
Finance leases	4.41%	—%

Supplemental cash flow information related to leases was as follows for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows:
Operating leases	$294	$278	$853	$836
Finance leases	1	—	4	—
Financing cash flows:
Finance leases	6	—	18	—

Note 11 – Subsequent Events
On October 1, 2025, the Company redeemed $4.0 million of its $12.0 million of outstanding subordinated notes. This transaction represented a partial redemption under the terms of the subordinated notes. Refer to “Note—8 Borrowings” for additional information regarding the redemption parameters.
On October 28, 2025, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.19 per common share, payable on November 21, 2025 to stockholders of record at the close of business on November 7, 2025.

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
•changes in interest rate levels and the duration of such changes, including actions by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), which could adversely affect our revenues and expenses, the values of our assets and obligations, and the availability and cost of capital and liquidity;
•the impact of inflation and monetary and fiscal policy responses thereto, and their impact on consumer behavior;
•the effects of a federal government shutdown, debt ceiling standoff, or other fiscal policy uncertainties;
•changes in consumer spending, borrowing and savings habits;
•the risks of lending and investing activities, including delinquencies, write-offs and changes in our allowance for credit losses, and provision for credit losses;
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
•results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to increase our allowance for credit losses, write-down asset values or increase our capital levels, or affect our ability to borrow funds or maintain or increase deposits;
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
Sound Community Bank’s deposits are insured up to applicable limits by the FDIC. At September 30, 2025, Sound Financial Bancorp, on a consolidated basis, had total assets of $1.06 billion, net loans held-for-portfolio of $901.2 million, deposits of $898.9 million and stockholders’ equity of $107.5 million. The common stock of Sound Financial Bancorp is listed on the NASDAQ Capital Market under the symbol “SFBC.”  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121.
Our principal business consists of attracting retail and commercial deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one-to-four family residences (including home equity loans and lines of credit), commercial and multifamily real estate loans, construction and land loans, and consumer and commercial business loans. Our commercial business loans include unsecured lines of credit, secured term loans and lines of credit secured by inventory, equipment and accounts receivable. We also offer a variety of secured and unsecured consumer loan products, including manufactured home loans, floating home loans, automobile loans, boat loans and recreational vehicle loans. As part of our business, we focus on residential mortgage loan originations, a portion of which we sell to Fannie Mae and other investors and the remainder of which we retain for our loan portfolio consistent with our asset/liability objectives. We sell loans which conform to the underwriting standards of Fannie Mae (“conforming”) and retain the servicing of the loan in order to maintain the direct customer relationship and to generate noninterest income. Residential loans which do not conform to the underwriting standards of Fannie Mae (“non-conforming”) are either held in our loan portfolio or sold with servicing released. We originate and retain a significant amount of commercial real estate loans, including those secured by owner-occupied and nonowner-occupied commercial real estate, multifamily properties and mobile home parks, and construction and land development loans.

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

Comparison of Financial Condition at September 30, 2025 and December 31, 2024
General.  Total assets increased $66.5 million, or 6.7%, to $1.06 billion at September 30, 2025 from $993.6 million at December 31, 2024. The increase primarily was a result of increases in cash and cash equivalents and loans held-for-portfolio.
Cash and Cash Equivalents, and Investment Securities. Cash and cash equivalents increased $57.5 million, or 131.8%, to $101.2 million at September 30, 2025 from $43.6 million at December 31, 2024. The increase was primarily due to the strategic decision to sell reciprocal deposits at the end of 2024, which temporarily reduced our cash balances. These reciprocal deposits returned to our balance sheet in the first quarter of 2025. In addition, balances of cash and cash equivalents increased as a result of higher overall deposit balances.
Investment securities decreased $384 thousand, or 3.9%, to $9.5 million at September 30, 2025, compared to $9.9 million at December 31, 2024. Held-to-maturity securities totaled $1.9 million and $2.1 million at September 30, 2025 and December 31, 2024, respectively. Available-for-sale securities totaled $7.6 million at September 30, 2025, compared to $7.8 million at December 31, 2024. The decrease in held-to-maturity securities was primarily due to principal paydowns. The decrease in available-for-sale securities was primarily due to regularly scheduled payments, partially offset by lower net unrealized losses resulting from an increase in the market value of our portfolio in 2025.
Loans.  Loans held-for-portfolio, net increased $9.5 million, or 1.1%, to $901.2 million at September 30, 2025, from $891.7 million at December 31, 2024.
The following table reflects the changes in the mix of our loans held-for-portfolio at September 30, 2025, as compared to December 31, 2024 (dollars in thousands):

	September 30, 2025	December 31, 2024	Amount Change	Percent Change
One-to-four family	$257,797	$269,684	$(11,887)	(4.4)%
Home equity	29,903	26,686	3,217	12.1
Commercial and multifamily	408,802	371,516	37,286	10.0
Construction and land	52,797	73,077	(20,280)	(27.8)
Manufactured homes	42,735	41,128	1,607	3.9
Floating homes	88,674	86,411	2,263	2.6
Other consumer	17,031	17,720	(689)	(3.9)
Commercial business	14,214	15,605	(1,391)	(8.9)
Premiums for purchased loans	644	718	(74)	(10.3)
Deferred loan fees	(2,882)	(2,374)	(508)	21.4
Total loans held-for-portfolio, gross	909,715	900,171	9,544	1.1
Allowance for credit losses — loans	(8,564)	(8,499)	(65)	0.8
Total loans held-for-portfolio, net	$901,151	$891,672	$9,479	1.1%

The increases in the loan held-for-portfolio were driven primarily by a $37.3 million, or 10.0%, increase in commercial and multifamily loans, driven by new originations and the conversion of construction projects to permanent financing, partially offset by pay-downs and normal payment amortization. Home equity loans increased by $3.2 million, or 12.1%, as demand for this product remains high with homeowners utilizing their home equity lines to access liquidity as opposed to paying off their lower rate mortgages. Manufactured home loans and floating home loans increased by $1.6 million and $2.3 million, respectively, or 3.9% and 2.6%, primarily the result of seasonality as it relates to floating homes and affordability of manufactured homes in the current market as well as internal efficiencies in how we process these loans. The growth in these portfolios were partially offset by a $20.3 million, or 27.8%, decline in construction and land loans largely due to project completions and a slowdown in new financing activities amid higher interest rates, as well as the payoff of a $17.0 million loan that had been risk rated as special mention. One-to-four-family loans and commercial business loans declined primarily due to loan repayments exceeding new originations.
At September 30, 2025, our loan portfolio, net of deferred loan fees, remained well-diversified. At that date, commercial and multifamily real estate loans accounted for 44.8% of total loans, one-to-four family loans, including home equity loans, accounted for 31.5% of total loans, commercial business loans accounted for 1.6% of total loans, and consumer loans, consisting of manufactured homes, floating homes, and other consumer loans, accounted for 16.3% of total loans. Construction and land loans accounted for 5.8% of total loans at September 30, 2025.
Loans held-for-sale totaled $271 thousand at September 30, 2025, compared to $487 thousand at December 31, 2024. The decrease was primarily due to timing of mortgage originations and sales.

Allowance for Credit Losses.

The following table reflects the activity in our allowance for credit losses (“ACL”) during the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
ACL — Loans:
Balance at beginning of period	$8,536	$8,493	$8,499	$8,760
Charge-offs	(57)	(20)	(107)	(103)
Recoveries	20	6	28	16
Net charge-offs	(37)	(14)	(79)	(87)
Provision for (release of) credit losses	65	106	144	(88)
Balance at end of period	$8,564	$8,585	$8,564	$8,585
Reserve for Unfunded Commitments:
Balance at beginning of period	122	245	234	193
Provision for (release of) credit losses	(10)	(98)	(122)	(46)
Balance at end of period	112	147	112	147
ACL	$8,676	$8,732	$8,676	$8,732
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.02)%	(0.01)%	(0.01)%	(0.01)%
Our ACL — loans increased $65 thousand, or 0.8%, to $8.6 million at September 30, 2025, from $8.5 million at December 31, 2024. The increase in the ACL - loans was primarily a result of an increase in the balance of our loan portfolio, as well as higher reserves on our portfolio of other consumer loans and residential loans due to qualitative adjustments for uncertainty in market conditions and concentrations, partially offset by lower reserves due to qualitative adjustments for improved credit quality. See “Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024 — Provision for Credit Losses.”

The following tables show certain credit ratios at the dates and for the periods indicated and the components of each ratio's calculation (dollars in thousands).

	At September 30, 2025	At December 31, 2024
ACL - loans as a percentage of total loans outstanding	0.94%	0.94%
ACL — loans	$8,564	$8,499
Total loans outstanding	$911,953	$901,827

Nonaccrual loans as a percentage of total loans outstanding	0.30%	0.83%
Total nonaccrual loans	$2,717	$7,491
Total loans outstanding	$911,953	$901,827

ACL - loans as a percentage of nonaccrual loans	315.20%	113.46%
ACL — loans	$8,564	$8,499
Total nonaccrual loans	$2,717	$7,491

ACL as a percentage of total loans outstanding	0.95%	0.97%
ACL	$8,676	$8,733
Total loans outstanding	$911,953	$901,827

ACL as a percentage of nonaccrual loans	319.32%	116.58%
ACL	$8,676	$8,733
Total nonaccrual loans	$2,717	$7,491

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands)
Net recoveries (charge-offs) during period to average loans outstanding:
One-to-four family:	—%	—%	—%	—%
Net (charge-offs)/recoveries	$—	$—	$—	$—
Average loans outstanding	$259,374	$273,113	$262,652	$275,054

Home equity:	—%	—%	—%	—%
Net (charge-offs)/recoveries	$—	$—	$—	$—
Average loans outstanding	$29,166	$25,762	$28,420	$24,838

Commercial and multifamily real estate:	—%	—%	—%	—%
Net (charge-offs)/recoveries	$—	$—	$—	$—
Average loans outstanding	$404,999	$343,282	$392,968	$328,361

Construction and land:	—%	—%	—%	—%
Net (charge-offs)/recoveries	$—	$—	—	—
Average loans outstanding	$52,710	$97,296	$54,364	$109,884

Manufactured homes:	(0.44)%	—%	(0.21)%	(0.08)%
Net (charge-offs)/recoveries	$(47)	$—	$(66)	$(23)
Average loans outstanding	$42,748	$39,582	$42,366	$38,277

Floating homes:	—%	—%	—%	—%
Net (charge-offs)/recoveries	$—	$—	$—	$—
Average loans outstanding	$89,699	$84,766	$88,347	$82,177

Other consumer:	0.23%	(0.30)%	(0.10)%	(0.46)%
Net (charge-offs)	$10	$(14)	$(13)	$(64)
Average loans outstanding	$17,075	$18,331	$17,407	$18,614

Commercial business:	—%	—%	—%	—%
Net (charge-offs)/recoveries	$—	$—	$—	$—
Average loans outstanding	$15,406	$18,024	$15,041	$19,210

Total loans:	(0.02)%	(0.01)%	(0.01)%	(0.01)%
Net (charge-offs)	$(37)	$(14)	$(79)	$(87)
Average loans outstanding	$911,177	$900,156	$901,565	$896,415
Nonperforming Assets.
Nonperforming assets (“NPAs”), which were comprised of nonperforming loans (nonaccrual loans and nonperforming modified loans), other real estate owned (“OREO”) and repossessed assets, decreased $4.4 million, or 59.1%, to $3.1 million, or 0.29% of total assets, at September 30, 2025 from $7.5 million, or 0.75% of total assets, at December 31, 2024.
The table below sets forth the amounts and categories of NPAs at the dates indicated (dollars in thousands):

	Nonperforming Assets
	September 30, 2025	December 31, 2024	Amount Change	Percent Change
Total nonperforming loans	$2,717	$7,491	$(4,774)	(63.7)
OREO and repossessed assets	344	—	344	—
Total nonperforming assets	$3,061	$7,491	$(4,430)	(59.1)%

The decrease in NPAs from December 31, 2024 was primarily due to payoffs of nonaccrual loans totaling $7.7 million, including one commercial real estate loan, one floating home loan and one mortgage loan, the return of $334 thousand of loans to accrual status, loan charge-offs of $261 thousand, and regular loan payments totaling $269 thousand. These decreases were partially offset by the addition of 15 loans totaling $3.8 million to nonaccrual status and $344 thousand of other real estate owned that was not included in nonperforming assets at December 31, 2024. The percentage of nonperforming loans to total loans was 0.30% at September 30, 2025, compared to 0.83% at December 31, 2024.

Mortgage Servicing Rights.  The fair value of mortgage servicing rights decreased $464 thousand, or 9.7%, to $4.3 million at September 30, 2025 from $4.8 million at December 31, 2024. The decrease was primarily related to a decline in the size of our mortgage servicing portfolio and an increase in the estimated cost of servicing. We record mortgage servicing rights on loans sold with servicing retained and upon acquisition of a servicing portfolio. Mortgage servicing rights are carried at fair value. If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.
Deposits and Borrowings. Total deposits increased $61.1 million, or 7.3%, to $898.9 million at September 30, 2025 from $837.8 million at December 31, 2024. This increase was primarily due to the return of reciprocal deposits that were temporarily moved off-balance sheet at year-end for liquidity and balance sheet management purposes. The reintroduction of these deposits in the first quarter of 2025 contributed significantly to the overall growth. In contrast, noninterest-bearing deposits decreased $1.1 million, or 0.9%, to $131.4 million at September 30, 2025, compared to $132.5 million at December 31, 2024. This decline was primarily the result of normal daily fluctuations in customer account balances, reflecting routine activity rather than significant changes in overall deposit levels. Noninterest-bearing deposits represented 14.6% of total deposits at September 30, 2025, compared to 15.8% at December 31, 2024.
A summary of deposit accounts with the corresponding weighted-average cost of funds at the dates indicated is presented below (dollars in thousands):

	September 30, 2025		December 31, 2024
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$126,708	—%	$130,095	—%
Interest-bearing demand	129,570	0.28	142,126	0.34
Savings	60,106	0.10	61,252	0.10
Money market	286,827	3.18	206,067	3.60
Time deposits	291,052	3.95	295,822	4.57
Escrow (1)	4,680	—	2,437	—
Total deposits	$898,943	2.33%	$837,799	2.63%
(1) Escrow balances shown in noninterest-bearing deposits on the Condensed Consolidated Balance Sheets.
Scheduled maturities of time deposits at September 30, 2025, are as follows (in thousands):

Year Ending December 31,	Amount
2025	$96,600
2026	168,410
2027	11,943
2028	11,895
2029	442
Thereafter	1,762
$291,052
Savings, demand, and money market accounts have no contractual maturity. Certificates of deposit have maturities of five years or less.
The aggregate amount of time deposits in denominations of more than $250,000 at September 30, 2025 and December 31, 2024, totaled $103.9 million and $90.9 million, respectively. Deposit amounts in excess of $250,000 are not federally insured. As of September 30, 2025, uninsured deposits totaled $168.6 million, which represented 18.8% of total deposits, as compared to uninsured deposits of $167.3 million, or 20.0% of total deposits as of December 31, 2024. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. The increase in the balance of uninsured deposits primarily related to jumbo tier pricing offered on some of our deposit products, as well as normal fluctuations within deposit accounts.

Borrowings, comprised of FHLB advances, were $25.0 million at both September 30, 2025 and December 31, 2024. FHLB advances are primarily used to support organic loan growth and to maintain liquidity ratios in line with our asset/liability objectives. FHLB advances outstanding at September 30, 2025 had maturities ranging from early 2026 through early 2028. Subordinated notes, net totaled $11.8 million at both September 30, 2025 and December 31, 2024.
Stockholders’ Equity. Total stockholders’ equity increased $3.8 million, or 3.7%, to $107.5 million at September 30, 2025, from $103.7 million at December 31, 2024. This increase primarily reflects $4.9 million of net income earned during the nine months ended September 30, 2025, $231 thousand of share-based compensation, an $80 thousand decrease in accumulated other comprehensive loss, net of tax, and $21 thousand related to the exercise of common stock options. These changes were partially offset by the payment of $1.5 million in cash dividends to stockholders.

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

	Three Months Ended September 30,
	2025			2024
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$910,330	$13,512	5.89%	$898,570	$12,876	5.70%
Investments	12,541	124	3.92	13,806	132	3.80
Cash and cash equivalents	95,422	1,016	4.22	138,240	1,830	5.27
Total interest-earning assets (1)	1,018,293	14,652	5.71	1,050,616	14,838	5.62
Interest-bearing liabilities:
Savings and money market accounts	350,582	2,367	2.68	340,281	2,688	3.14
Demand and NOW accounts	132,309	103	0.31	148,252	151	0.41
Certificate accounts	291,139	2,805	3.82	303,632	3,524	4.62
Subordinated notes	11,787	168	5.65	11,745	168	5.69
Borrowings	25,000	269	4.27	40,000	434	4.32
Total interest-bearing liabilities	810,817	5,712	2.79%	843,910	6,965	3.28%
Net interest income		$8,940			$7,873
Net interest rate spread			2.91%			2.34%
Net earning assets	$207,476			$206,706
Net interest margin			3.48%			2.98%
Average interest-earning assets to average interest-bearing liabilities		125.59%			124.49%
Noninterest-bearing deposits	$127,970			$132,762
Total deposits	$902,000	$5,275	2.32%	$924,927	$6,363	2.74%
Total funding(2)	$938,787	$5,712	2.41%	$976,672	$6,965	2.84%
(1) Calculated net of deferred loan fees, loan discounts and loans in process.
(2) Total funding is the sum of average interest-bearing liabilities and average noninterest-bearing deposits. The cost of total funding is calculated as annualized total interest expense divided by total funding.

	Nine Months Ended September 30,
	2025			2024
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$900,780	$39,795	5.91%	$895,300	$37,429	5.58%
Investments	11,431	355	4.15	12,607	377	3.99
Cash and cash equivalents	97,996	3,123	4.26	122,194	4,832	5.28
Total interest-earning assets (1)	1,010,207	43,273	5.73	1,030,101	42,638	5.53
Interest-bearing liabilities:
Savings and money market accounts	344,274	6,684	2.60	308,845	6,669	2.88
Demand and NOW accounts	137,090	317	0.31	153,897	440	0.38
Certificate accounts	289,800	8,704	4.02	312,176	10,950	4.69
Subordinated notes	11,777	504	5.72	11,735	504	5.74
Borrowings	25,002	798	4.27	40,000	1,293	4.32
Total interest-bearing liabilities	807,943	17,007	2.81%	826,653	19,856	3.21%
Net interest income		$26,266			$22,782
Net interest rate spread			2.91%			2.32%
Net earning assets	$202,264			$203,448
Net interest margin			3.48%			2.95%
Average interest-earning assets to average interest-bearing liabilities		125.03%			124.61%
Noninterest-bearing deposits	$125,370			$131,365
Total deposits	$896,534	$15,705	2.34%	$906,283	$18,059	2.66%
Total funding(2)	$933,313	$17,007	2.44%	$958,018	$19,856	2.77%
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

	Three Months Ended September 30, 2025 vs. 2024			Nine Months Ended September 30, 2025 vs. 2024
	Increase (Decrease) due to		Total Increase (Decrease)	Increase (Decrease) due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans receivable	$175	$461	$636	$242	$2,124	$2,366
Investments	(13)	5	(8)	(37)	15	(22)
Cash and cash equivalents	(456)	(358)	(814)	(771)	(938)	(1,709)
Total interest-earning assets	(294)	108	(186)	(566)	1,201	635
Interest-bearing liabilities:
Savings and Money Market accounts	70	(391)	(321)	688	(673)	15
Demand and NOW accounts	(12)	(36)	(48)	(39)	(84)	(123)
Certificate accounts	(120)	(599)	(719)	(672)	(1,574)	(2,246)
Subordinated notes	1	(1)	—	2	(2)	—
Borrowings	(161)	(4)	(165)	(479)	(16)	(495)
Total interest-bearing liabilities	$(222)	$(1,031)	$(1,253)	$(500)	$(2,349)	$(2,849)
Change in net interest income			$1,067			$3,484

Comparison of Results of Operation for the Three and Nine Months Ended September 30, 2025 and 2024

General.
Q3 2025 vs Q3 2024. Net income increased $541 thousand, or 46.9%, to $1.7 million, or $0.66 per diluted common share, for the three months ended September 30, 2025, compared to $1.2 million, or $0.45 per diluted common share, for the three months ended September 30, 2024, reflecting strong growth in net interest income. The improvement was partially offset by higher provisions for credit losses, a modest decline in noninterest income, and slightly higher income taxes. Noninterest expenses remained relatively flat contributing positively to the overall increase in net income.
YTD 2025 vs. YTD 2024. Net income increased $2.2 million, or 80.7%, to $4.9 million, or $1.90 per diluted common share, for the nine months ended September 30, 2025, compared to $2.7 million, or $1.05 per diluted common share, for the nine months ended September 30, 2024, primarily driven by higher net interest income. This was partially offset by modest increases in provisions for credit losses, higher noninterest expenses, and an increase in income taxes, as well as a decrease in noninterest income. Overall, the Company’s strong interest income performance was the primarily factor behind the year-to-date improvement in profitability.

Interest Income

	Three Months Ended September 30,		Amount Change	Percent Change
	2025	2024
Loans, including fees	$13,512	$12,876	$636	4.9%
Interest and dividends on investments	124	132	(8)	(6.1)
Cash and cash equivalents	1,016	1,830	(814)	(44.5)
Total interest income	$14,652	$14,838	$(186)	(1.3)%
Q3 2025 vs Q3 2024. Total interest income decreased $186 thousand, or 1.3%, to $14.7 million for the three months ended September 30, 2025, from $14.8 million for the three months ended September 30, 2024, primarily due to a higher average balance of loans and a 19 basis point increase in the average yield on loans, partially offset by lower average balance of cash and cash equivalents and a 105 basis point decline in the average yield on cash and cash equivalents.

Interest income on loans increased $636 thousand, or 4.9%, to $13.5 million for the three months ended September 30, 2025, from $12.9 million for the three months ended September 30, 2024. The average yield on total loans rose to 5.89% for the three months ended September 30, 2025, from 5.70% for the three months ended September 30, 2024, primarily due to the origination of new loans at higher interest rates and upward repricing on variable-rate loans. The average balance of total loans was $910.3 million for the three months ended September 30, 2025, compared to $898.6 million for the three months ended September 30, 2024.
Interest and dividends on investments decreased $8 thousand, or 6.1%, to $124 thousand for the three months ended September 30, 2025, compared to $132 thousand for the three months ended September 30, 2024. The decrease was due to a lower average balance, which totaled $12.5 million for the three months ended September 30, 2025, compared to $13.8 million for the three months ended September 30, 2024, resulting from regularly scheduled payments and maturities. Partially offsetting this decrease in balance, the average yield on investments increased to 3.92% for the three months ended September 30, 2025, from 3.80% for the same period in 2024, due to larger paydowns on lower yielding investments.
Interest income on cash and cash equivalents decreased $814 thousand, or 44.5%, to $1.0 million for the three months ended September 30, 2025, compared to $1.8 million for the three months ended September 30, 2024. The decrease was due to a lower average balance of and yield on cash and cash equivalents. The average yield on cash and cash equivalents decreased to 4.22% for the three months ended September 30, 2025, compared to 5.27% for the three months ended September 30, 2024, as a result of lower market interest rates generally. (Refer to “Net Interest Income” below for additional detail regarding the interest rate environment.) The average balance of cash and cash equivalents was $95.4 million for the three months ended September 30, 2025, compared to $138.2 million for the three months ended September 30, 2024, primarily due to a lower average cash balance following the payoff of $15.0 million of FHLB advances during the fourth quarter of 2024, redeploying cash into higher yielding loans and a decrease in certificate accounts which contributed to the overall lower cash balance.

	Nine Months Ended September 30,		Amount Change	Percent Change
	2025	2024
Loans, including fees	$39,795	$37,429	$2,366	6.3%
Interest and dividends on investments	355	377	(22)	(5.8)
Cash and cash equivalents	3,123	4,832	(1,709)	(35.4)
Total interest income	$43,273	$42,638	$635	1.5%

YTD 2025 vs. YTD 2024. Total interest income increased $635 thousand, or 1.5%, to $43.3 million for the nine months ended September 30, 2025, from $42.6 million for the nine months ended September 30, 2024, due to a higher average loan balance and a 33 basis points increase in average yield on loans, as well as a 16 basis points increase in average yield on investments. These increases were partially offset by a lower average balance of cash and cash equivalents, and a 102 basis point decline in average yield on cash and cash equivalents, along with a lower average balance of investments.
Interest income on loans increased $2.4 million, or 6.3%, to $39.8 million for the nine months ended September 30, 2025, compared to $37.4 million for the nine months ended September 30, 2024, primarily driven by a 33 basis point increase in the average yield on loans. The average yield on total loans was 5.91% for the nine months ended September 30, 2025, compared to 5.58% for the nine months ended September 30, 2024. The average yield on total loans increased primarily due to recognition of interest income from the payoff of loans previously on nonaccrual, variable rate loans adjusting to higher market interest rates, and new loan originations at higher interest rates. The average balance of total loans was $900.8 million for the nine months ended September 30, 2025, compared to $895.3 million for the nine months ended September 30, 2024.
Interest income on cash and cash equivalents decreased $1.7 million, or 35.4% to $3.1 million for the nine months ended September 30, 2025, compared to $4.8 million for the nine months ended September 30, 2024. The decrease was due to a lower average balance of and yield on cash and cash equivalents. The average yield on cash and cash equivalents declined to 4.26% for the nine months ended September 30, 2025, compared to 5.28% for the nine months ended September 30, 2024, as a result of lower market interest rates generally. (Refer to “Net Interest Income” below for additional detail regarding the interest rate environment.) The average balance of cash and cash equivalents was $98.0 million for the nine months ended September 30, 2025, compared to $122.2 million for the nine months ended September 30, 2024, primarily due to a lower average cash balance following the payoff of $15.0 million of FHLB advances during the fourth quarter of 2024, the redeployment of cash into higher yielding loans and a decrease in certificate accounts which contributed to the overall lower cash balance.

Interest Expense

	Three Months Ended September 30,		Amount Change	Percent Change
	2025	2024
Deposits	$5,275	$6,363	$(1,088)	(17.1)%
Borrowings	269	434	(165)	(38.0)
Subordinated notes	168	168	—	—
Total interest expense	$5,712	$6,965	$(1,253)	(18.0)%
Q3 2025 vs Q3 2024. Total interest expense decreased $1.3 million, or 18.0%, to $5.7 million for the three months ended September 30, 2025, from $7.0 million for the three months ended September 30, 2024. The decrease was primarily attributable to lower interest rates across most interest-bearing liabilities, resulting from lower market interest rates generally, as well as a $222 thousand decrease related to lower average liability balances, particularly in certificate accounts and borrowings.
Interest expense on certificate accounts declined $719 thousand, driven by a $120 thousand volume-related decrease and a $599 thousand rate-related decrease. The average balance of certificate accounts declined to $291.1 million for the three months ended September 30, 2025, from $303.6 million during the same period in 2024, while the average rate paid decreased to 3.82% from 4.62%. These declines reflect the continued runoff and repricing of higher-rate time deposits originated in prior periods, and our strategy to focus on non-maturity interest-bearing deposits. In addition, interest expense on savings and money market accounts decreased $321 thousand, or 11.94%, to $2.4 million for the three months ended September 30, 2025, from $2.7 million for the same period in 2024. The decrease was driven entirely by lower average rate paid on these accounts, which declined 46 basis points to 2.68% from 3.14%. The rate decrease reflects repricing strategies implemented to manage overall funding costs in a stabilizing rate environment, partially offset by higher average balances, which increased to $350.6 million from $340.3 million, reflecting shifts in customer deposit preferences, as well as higher rates offered on some of these products as compared to new certificate accounts. The interest expense on demand and NOW accounts decreased $48 thousand, due to both lower average balances and slightly lower rates.
Interest expense on borrowings, comprised solely of FHLB advances, decreased $165 thousand , primarily due to a $15.0 million decline in average borrowings following the payoff of an FHLB advance during the fourth quarter of 2024. The average balance of FHLB advances was $25.0 million for the three months ended September 30, 2025, compared to $40.0 million for the three months ended September 30, 2024. The average rate paid on borrowings decreased five basis points to 4.27% for the quarter ended September 30, 2025, compared to 4.32% for the same quarter in 2024. Interest expense on subordinated notes was $168 thousand for both the three months ended September 30, 2025 and the three months ended September 30, 2024, with no material changes in the average balance or rate paid. On October 1, 2025, we redeemed $4.0 million of the $12.0 million of our outstanding subordinated notes.

	Nine Months Ended September 30,		Amount Change	Percent Change
	2025	2024
Deposits	$15,705	$18,059	$(2,354)	(13.0)%
Borrowings	798	1,293	(495)	(38.3)
Subordinated notes	504	504	—	—
Total interest expense	$17,007	$19,856	$(2,849)	(14.3)%
YTD 2025 vs. YTD 2024. Total interest expense decreased $2.8 million, or 14.3%, to $17.0 million for the nine months ended September 30, 2025, from $19.9 million for the nine months ended September 30, 2024. Interest expense on deposits decreased $2.4 million, or 13.0%, to $15.7 million for the nine months ended September 30, 2025, compared to $18.1 million for the nine months ended September 30, 2024. The decrease was primarily the result of lower average rates paid on all categories of interest-bearing deposits, as well as a lower average balance of demand and NOW accounts, and certificate accounts, partially offset by an increase in the average balance of savings and money market accounts. The average cost of total deposits decreased 32 basis points to 2.34% for the nine months ended September 30, 2025, from 2.66% for the nine months ended September 30, 2024.
Interest expense on borrowings, comprised solely of FHLB advances, was $798 thousand for the nine months ended September 30, 2025, compared to $1.3 million for the nine months ended September 30, 2024, reflecting the decreased use of FHLB advances to supplement our liquidity needs. The average cost of FHLB advances decreased five basis points to 4.27% for the nine months ended September 30, 2025, compared to 4.32% for the same period in 2024. The average cost of FHLB advances declined due to same reason noted above in the quarterly comparison. The average balance of FHLB advances was $25.0 million for the nine months ended September 30, 2025, compared to $40.0 million for the nine months ended

September 30, 2024, due to the payoff of an FHLB advance during the fourth quarter of 2024. Interest expense on subordinated notes was $504 thousand for both the nine months ended September 30, 2025 and nine months ended September 30, 2024. On October 1, 2025, we redeemed $4.0 million of the $12.0 million of our outstanding subordinated notes.

Net Interest Income.
Q3 2025 vs Q3 2024. Net interest income increased $1.1 million, or 13.6%, to $8.9 million for the three months ended September 30, 2025, from $7.9 million for the three months ended September 30, 2024. The increase was mainly the result of decreased funding costs, primarily from lower average rates paid on all categories of interest-bearing deposits and a lower average balance of borrowings, as well as higher average yields on interest-earning assets due to the recognition of interest income from the payoff of loans previously on nonaccrual, variable rate loans adjusting to higher market interest rates and new loan originations at higher interest rates. These increases were partially offset by a decrease in the average balance of interest-earning assets. Overall, the decline in average funding costs and increase in average yield on loans primarily contributed to a 57 basis point improvement in the net interest rate spread and a 50 basis point increase in the annualized net interest margin, which rose to 3.48% for the three months ended September 30, 2025, compared to 2.98% for the same period in 2024.
YTD 2025 vs. YTD 2024. Net interest income increased $3.5 million, or 15.3%, to $26.3 million for the nine months ended September 30, 2025, from $22.8 million for the nine months ended September 30, 2024. Net interest margin (annualized) was 3.48% and 2.95% for the nine months ended September 30, 2025 and 2024, respectively. The increases in net interest income and net interest margin primarily were due to the lower average cost of funding and the increase in average loan yields, as described above in the quarterly comparison.
Through most of 2024, the Federal Open Market Committee of the Federal Reserve (“FOMC”) maintained the target range for the federal funds rate at 5.25% to 5.50%, where it remained until September 18, 2024. In light of continued progress on reducing inflation and after considering the balance of risks to the economy, the FOMC lowered the target range 100 basis points to 4.25% to 4.50% between September 2024 and December 2024. The target rate range remained at this level until September 2025, when the FOMC implemented an additional 25 basis point reduction, lowering the target range to 4.00% to 4.25%. The lower interest rate environment has contributed to decreased funding costs, while loan yields have remained elevated due to repricing of variable-rate loans and higher rates on new loan originations.
Provision for Credit Losses.
The following table reflects the components of the provision for (release of) credit losses during the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Provision for (release of) credit losses on loans	$65	$106	$144	$(88)
Release of credit losses on unfunded loan commitments	(10)	(98)	(122)	(46)
Provision for (release of) credit losses	$55	$8	$22	$(134)
A provision for credit losses of $55 thousand was recorded for the quarter ended September 30, 2025, compared to a provision for credit losses of $8 thousand for the quarter ended September 30, 2024. The larger provision in the current quarter, primarily reflects the significant release of unfunded commitment reserves in the third quarter of 2024. That release was largely driven by both a reduction in unfunded balances as projects were completed and improvements in qualitative factors within the construction loan segment due to improved economic conditions. The provision for credit losses on loans in the current quarter was lower relative to the third quarter of 2024 due to lower loan portfolio growth during the current quarter as compared to the same quarter one year ago and a lower loss reserve rate, which was partially influenced by improving credit quality. Net charge-offs for the three months ended September 30, 2025 totaled $37 thousand, compared to $14 thousand for three months ended September 30, 2024.
A provision for credit losses of $22 thousand was recorded for the nine months ended September 30, 2025, compared to a release of credit losses of $134 thousand for the nine months ended September 30, 2024. The provision for credit losses during the current year period was due primarily to a larger overall loan portfolio, largely contributing to the need for a provision in the current year period, as compared to a decline in loan growth in the prior year period. Qualitative adjustments remained largely consistent throughout 2025, with the exception of new adjustments for increased uncertainty about economic conditions and a decline in commercial real estate values. During the prior year period, the release of credit losses on loans primarily related to lower reserves on our other consumer loan portfolio and residential loan portfolios due to qualitative adjustments for changes in concentration, the value of underlying collateral, and market conditions, partially offset by growth in the loan portfolio, an increase in nonaccrual loans, the weighted average life of the portfolio, and enhancements to the loss model, including an additional qualitative adjustment related to loan review. Net charge-offs for the nine months ended September 30, 2025 totaled $79 thousand, compared to $87 thousand for nine months ended September 30, 2024.
Expected credit loss estimates are based on a range of factors, including market conditions, borrower-specific information, projected delinquencies, and anticipated effects of economic trends on borrowers’ ability to repay.
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
Noninterest Income.  Total noninterest income decreased $354 thousand, or 28.7%, to $881 thousand for the three months ended September 30, 2025, as compared to $1.2 million for the three months ended September 30, 2024, as reflected below (dollars in thousands):

	Three Months Ended September 30,		Amount Change	Percent Change
	2025	2024
Service charges and fee income	$672	$628	$44	7.0%
Earnings on BOLI	225	186	39	21.0
Mortgage servicing income	262	280	(18)	(6.4)
Fair value adjustment on mortgage servicing rights	(372)	101	(473)	(468.3)
Net gain on sale of loans	94	40	54	135.0
Total noninterest income	$881	$1,235	$(354)	(28.7)%
The decrease in noninterest income was primarily due to:
•a $473 thousand decline in the fair value adjustment on mortgage servicing rights due to an overall smaller servicing portfolio, as well as a lower market valuation due to a change in one of our assumptions which assumed higher costs to service loans than previously estimated; and
•an $18 thousand decrease in mortgage servicing income as a result of the portfolio paying down at a faster rate than originations replaced repayments;

These decreases were partially offset by:
•a $44 thousand increase in service charges and fee income, primarily due to higher interchange income in the current quarter;
•a $39 thousand increase in earnings on BOLI, primarily due to the strategic surrender and exchange of existing policies into higher yielding policies in the first quarter of 2025, with the benefit of improved yields continuing to the third quarter.
•a $54 thousand increase in net gain on sale of loans due to an increase in the volume of loans sold.

Total noninterest income decreased $396 thousand, or 11.3%, to $3.1 million for the nine months ended September 30, 2025, as compared to $3.5 million for the nine months ended September 30, 2024, as reflected below (dollars in thousands):

	Nine Months Ended September 30,		Amount Change	Percent Change
	2025	2024
Service charges and fee income	$2,020	$2,001	$19	0.9%
Earnings on BOLI	648	498	150	30.1
Mortgage servicing income	794	841	(47)	(5.6)
Fair value adjustment on mortgage servicing rights	(551)	(81)	(470)	580.2
Net gain on sale of loans	187	205	(18)	(8.8)
Other income	$—	$30	$(30)	(100.0)%
Total noninterest income	$3,098	$3,494	$(396)	(11.3)%
The decrease in noninterest income was primarily due to:
•a $470 thousand decrease in fair value adjustment on mortgage servicing rights, for the same reasons noted above in the quarterly comparison;
•a $47 thousand decrease in mortgage servicing income as a result of the portfolio paying down at a faster rate than originations replaced repayments;
•a $30 thousand decrease in other income due to a prior year gain on disposal of assets due to insurance claims on the loss of fully depreciated assets and no comparable gain in the current period; and
•a $18 thousand decrease in net gain on sale of loans due to fewer loans sold.
These decreases were partially offset by;
•a $150 thousand increase in earnings on BOLI, primarily due to the strategic surrender and exchange of existing policies into higher-yielding policies in 2025, as well as changes due to market fluctuations; and
•a $19 thousand increase in service charges and fee income, reflecting higher fees from new client acquisitions in specialty banking deposit accounts, increased interchange income, and a Mastercard volume incentive received in the first quarter of 202, partially offset by a second-quarter 2024 recovery of potential lost fee income related to a vendor error.

Noninterest Expense.  Total noninterest expense remained relatively unchanged during the three months ended September 30, 2025, compared the three months ended September 30, 2024, as reflected below (dollars in thousands):

	Three Months Ended September 30,		Amount Change	Percent Change
	2025	2024
Salaries and benefits	$4,259	$4,469	$(210)	(4.7)%
Operations	1,483	1,540	(57)	(3.7)%
Regulatory assessments	221	189	32	16.9%
Occupancy	431	414	17	4.1%
Data processing	1,274	1,067	207	19.4%
Net loss (gain) on OREO and repossessed assets	8	—	8	—%
Total noninterest expense	$7,676	$7,679	$(3)	—%
While overall noninterest expense remained flat, there were fluctuations within certain expense categories, as noted below:
•a $210 thousand decrease in salaries and benefits related to higher deferred salaries resulting from higher loan originations in the current quarter than in the same quarter one year ago; and
•a $57 thousand decrease in operations expense, primarily due to lower expenses across various accounts, resulting from ongoing cost-saving initiatives and process improvements, as well as the impact of timing of expenses, including marketing campaigns and charitable contributions.
These decreases were partially offset by:

•a $207 thousand increase in data processing expenses, reflecting the amortization of projects implemented at the end of the third quarter of 2024, as well as the deployment of new software technology in 2025 that continues to streamline operations and processes;
•a $32 thousand increase in regulatory assessments, due to higher accruals in the current year based on an increase in estimated exam costs; and
•a $17 thousand increase in occupancy expense, due to higher building lease charges in 2025 resulting from lease renewals and maintenance charges.
The efficiency ratio for the quarter ended September 30, 2025 was 78.16%, compared to 84.31% for the quarter ended September 30, 2024. The improvement in the efficiency ratio was primarily due to higher net interest income resulting from lower funding costs.
Total noninterest expense increased $179 thousand, or 0.8%, to $23.3 million during the nine months ended September 30, 2025, compared to $23.1 million during the nine months ended September 30, 2024, as reflected below (dollars in thousands):

	Nine Months Ended September 30,		Amount Change	Percent Change
	2025	2024
Salaries and benefits	$13,175	$13,670	$(495)	(3.6)%
Operations	4,291	4,566	(275)	(6.0)
Regulatory assessments	663	598	65	10.9
Occupancy	1,284	1,255	29	2.3
Data processing	3,821	2,995	826	27.6
Net loss (gain) on OREO and repossessed assets	19	(10)	29	(290.0)
Total noninterest expense	$23,253	$23,074	$179	0.8%
The increase in noninterest expense was primarily due to:
•an $826 thousand increase in data processing expenses, due to the reasons stated above in the quarterly comparison, as well as new software technology being deployed in 2025 that continues to streamline our operations;
•a $65 thousand increase in regulatory assessments, due to higher accruals in the current year based on an increase in estimated exam costs;
•a $29 thousand increase in occupancy expense due to same reason noted above in the quarterly comparison; and
•a $29 thousand increase in OREO and repossessed assets related-expense, due to the addition of new properties in 2025 and the absence of property sales in the current year.
These increases were partially offset by:
•a $495 thousand decrease in salaries and benefits related to lower incentive compensation expense as a result of changes to the calculation of incentive compensation; and
•a $275 thousand decrease in operations expense, primarily due to lower expenses across various accounts resulting from ongoing cost saving initiatives and process improvements.
Income Tax Expense. The provision for income taxes was $395 thousand and $1.2 million for the three and nine months ended September 30, 2025, compared to $267 thousand and $617 thousand for the three and nine months ended September 30, 2024, respectively. The effective tax rates for the three and nine months ended September 30, 2025 were 18.90% and 19.30%, compared to 18.79% and 18.50% for the same periods in 2024. The increase in the effective tax rate for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to taxable earnings on BOLI in 2025, resulting from the surrender and exchange of existing BOLI policies in-to higher yielding policies.
On July 4, 2025, the President of the United States signed into law the One Big Beautiful Bill Act (“OBBBA”). Except for certain provisions, the OBBBA is effective for tax years beginning on or after January 1, 2025 and permanently extends key business tax breaks originally enacted under the 2017 Tax Cuts and Jobs Act. The Company evaluated the potential impact of this legislation on its income tax provision and determined that the impact was not material to our consolidated financial statements.

Capital and Liquidity
The Management’s Discussion and Analysis in Item 7 of the Company’s 2024 Form 10-K contains an overview of Sound Financial Bancorp’s and the Bank’s liquidity management, sources of liquidity and cash flows. Although there have been no material changes in our liquidity management, sources of liquidity and cash flows since our 2024 Form 10-K, this discussion updates that disclosure for the nine months ended September 30, 2025.
Capital. Stockholders’ equity totaled $107.5 million at September 30, 2025 and $103.7 million at December 31, 2024. In addition to net income of $4.9 million, other sources of capital during the nine months ended September 30, 2025 primarily included $231 thousand related to stock-based compensation, $80 thousand of other comprehensive income, net of tax, primarily resulting from lower unrealized losses on available for sale securities, and $21 thousand in proceeds from stock option exercises. Uses of capital during the nine months ended September 30, 2025 primarily included $1.5 million of dividends paid on common stock.
We paid cash dividends of $0.57 per common share during the nine months ended September 30, 2025 and September 30, 2024, which equates to a dividend payout ratio of 29.75% and 53.66%, respectively. The Company expects to continue paying quarterly cash dividends on its common stock, subject to the Board of Directors' discretion to change this practice at any time and for any reason, without prior notice. Assuming continued payment of the regular quarterly cash dividend during the remainder of 2025 at the rate of $0.19 per share, our average total dividend paid each quarter would be approximately $488 thousand based on the number of outstanding shares as of September 30, 2025.
The dividends, if any, we pay may be limited as more fully discussed under “Business—How We Are Regulated—Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of the Company’s 2024 Form 10-K.
Stock Repurchase Programs. From time to time, our Board of Directors has authorized stock repurchase programs. In general, stock repurchases allow us to proactively manage our capital position and return excess capital to stockholders. Stock repurchases may also offset the dilutive effects of stock compensation awards. In January 2024, the Board of Directors approved a new stock repurchase program authorizing the Company to purchase up to $1.5 million of the Company’s issued and outstanding common stock over a period of 12 months, which expired on January 26, 2025 and was not renewed. For additional details on our stock repurchase activity, see “Unregistered Sales of Equity Securities and Use of Proceeds” contained in Part II, Item 2 of this Form 10-Q.
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
Asset liquidity is provided by assets that are readily marketable or pledgeable or that will mature in the near future. Liquid asset sources generally include cash, interest-bearing deposits in banks, securities available for sale, maturities and cash flows from securities, sales of fixed rate residential mortgage loans in the secondary market and federal funds sold. Liability liquidity generally is provided by access to funding sources, which include core deposits and advances from the FHLB and other borrowing relationships with third party financial institutions.
We continuously monitor our liquidity position and adjust the balance between sources and uses of funds as we deem appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model stress scenarios to assess potential liquidity outflows or funding challenges resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs.

As of September 30, 2025, we had $108.8 million in cash and cash equivalents and available-for-sale investment securities, and $271 thousand in loans held-for-sale. At September 30, 2025, we had the ability to borrow $158.9 million in FHLB advances and access to additional borrowings of $19.5 million through the Federal Reserve's discount window, in each case subject to certain collateral requirements. We had $25.0 million in outstanding advances from the FHLB and none from the Federal Reserve at September 30, 2025. We also had a $20.0 million credit facility with Pacific Coast Banker’s Bank available, with no balance outstanding, at September 30, 2025. Subject to market conditions, we expect to utilize these borrowing facilities from time to time to fund loan originations and deposit withdrawals, to satisfy other financial commitments, to repay maturing debt and to take advantage of investment opportunities to the extent feasible. As of September 30, 2025, management was not aware of any events reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us. For additional details, see “Note 8—Borrowings, FHLB Stock and Subordinated Notes” in the Notes to Condensed Consolidated Financial Statements contained in "Item 1. Financial Statements" of this Form 10-Q.
In the ordinary course of business, we enter into contractual obligations and other commitments to make future payments. Refer to the accompanying Notes to Condensed Consolidated Financial Statements elsewhere in this report for the expected timing of such payments as of September 30, 2025. These include payments related to (i) long-term borrowings (Note 8—Borrowings, FHLB Stock and Subordinated Notes) and (ii) operating leases (Note 10—Leases). See the discussion below for information regarding commitments to extend credit and standby letters of credit.
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
At September 30, 2025 and December 31, 2024, financial instrument contractual amounts representing credit risk were as follows (in thousands):

	September 30, 2025	December 31, 2024
Residential mortgage commitments	$4,372	$3,758
Unfunded construction commitments	19,640	25,810
Unused lines of credit	30,186	26,105
Irrevocable letters of credit	183	163
Total loan commitments	$54,381	$55,836
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
Sound Financial Bancorp is a holding company and does not conduct operations; its sources of liquidity are generally dividends up-streamed from Sound Community Bank, interest on investment securities, if any, and borrowings from outside sources. Banking regulations may limit the dividends that may be paid to Sound Financial Bancorp by Sound Community Bank. See “Business — How We Are Regulated — Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of the Company’s 2024 Form 10-K. At September 30, 2025, Sound Financial Bancorp, on an unconsolidated basis, had $6.3 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs. Subsequent to September 30, 2025, the Company utilized $4.0 million to partially redeem its outstanding subordinated notes. See “Note 8 — Borrowings” for additional detail.
See also the “Condensed Consolidated Statements of Cash Flows” included in “Item 1. Financial Statements and Supplementary Data” of this Form 10-Q, for further information.

Regulatory Capital
Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action (“PCA”). Qualifying institutions that elect to use the Community Bank Leverage Ratio, or CBLR, framework, such as the Bank and the Company, that maintain the required minimum leverage ratio will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies’ PCA framework. As of September 30, 2025, the Bank’s and the Company’s CBLRs were 10.71% and 10.14%, respectively, which exceeded the minimum requirement of 9%.
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
Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2025, was carried out under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, and several other members of the Company’s senior management. The Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Company’s principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
(b)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Not applicable.
(b)Not applicable.
(c)The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended September 30, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2025 - July 31, 2025	—	$—	—	$—
August 1, 2025 - August 31, 2025	—	$—	—	—
September 1, 2025 - September 30, 2025	—	$—	—	—
Total	—		—	$—

Item 3    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
(a)    Not applicable.
(b)    Not applicable.
(c)    Trading Plans. During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following financial statements from the Sound Financial Bancorp, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of equity (v) condensed consolidated statements of cash flows and (vi) the notes to condensed consolidated financial statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: November 10, 2025	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

	By:	/s/ Wes Ochs
Wes Ochs
President/Chief Financial Officer
(Principal Financial Officer)