Form 10-K
period 2025-12-31
Sound Financial Bancorp, Inc.
filed 2026-03-18
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $65.6 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of March 3, 2026, there were 2,566,069 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K – Portions of the Registrant's Proxy Statement for its 2026 Annual Meeting of Stockholders. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
SOUND FINANCIAL BANCORP, INC.
FORM 10-K

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
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
•changes in interest rate levels and volatility, and the timing and pace of such changes, including actions by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), which could adversely affect our revenues and expenses, the values of our assets and obligations, and the availability and cost of capital and liquidity;
•the impact of inflation and related monetary and fiscal policy responses thereto, including their effects on consumer and business behavior;
•the effects of any federal government shutdown, debt ceiling standoff, or other fiscal uncertainties;
•changes in consumer spending, borrowing and savings habits;
•the risks of lending and investing activities, including delinquencies write-offs and changes in our allowance for credit losses, and provision for credit losses;
•monetary and fiscal policies of the Federal Reserve and the U.S. Government and other governmental initiatives affecting the financial services industry;
•bank failures or adverse developments at other banks and related negative publicity about the banking industry on investor and depositor sentiment;
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
•our ability to adapt to rapid technological changes, including advancements related to artificial intelligence, digital banking platforms, and cybersecurity;

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
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
•environmental, social and governance matters;
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
•geopolitical developments and international conflicts, or the imposition of new or increased tariffs and trade restrictions, any of which may disrupt financial markets, global supply chains, commodity prices, or economic activity in specific industry sectors;
•the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, domestic civil unrest and other external events;
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
The Bank's deposits are insured up to applicable limits by the FDIC. At December 31, 2025, the Company had total consolidated assets of $1.1 billion, including $905.5 million of loans held-for-portfolio, deposits of $948.9 million and stockholders' equity of $109.4 million. The common stock of Sound Financial Bancorp is listed on the NASDAQ Capital Market under the symbol "SFBC." Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121 and our telephone number is 206-448-0884.
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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
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

Market Area
We operate in the Seattle Metropolitan Statistical Area (“MSA”), which includes King County (which includes the city of Seattle), Pierce County and Snohomish County in the Puget Sound region. We also operate in Clallam and Jefferson Counties on the North Olympic Peninsula of Washington. We serve these markets through our headquarters in Seattle and eight branch offices, four located in the Seattle MSA, three in Clallam County and one in Jefferson County. We have provided notice that the Tacoma branch, located in the Seattle MSA (Pierce County), will close in April 2026 as part of ongoing strategic consolidation efforts. We also have a loan production office in the Madison Park neighborhood of Seattle. Based on the most recent branch deposit data provided by the FDIC, our share of deposits was approximately 0.23% in King County, 0.49% in Pierce County and 0.40% in Snohomish County. In Clallam and Jefferson Counties, we have approximately 16.31% and 5.36%, respectively, of the deposits in those markets. See “—Competition.”
Our market area includes a diverse population of management, professional and sales personnel, office employees, health care workers, software and technology workers, manufacturing and transportation workers, service industry workers and government employees, as well as retired and self-employed individuals. The population has a skilled work-force with a wide range of education levels and ethnic backgrounds. Major employment sectors in our market area include information and communications technology, financial services, aerospace, military, manufacturing, maritime, biotechnology, education, health and social services, retail trades, transportation and professional services. Significant employers headquartered in our market area include Microsoft, Amazon, Starbucks, University of Washington, Providence Health, Costco, Boeing, Nordstrom, Alaska Air Group, Weyerhaeuser and the U.S. Joint Base Lewis-McChord.
Economic conditions in our markets reflect the effects of inflationary pressures and higher interest rates. While unemployment rates remain relatively low, recent data indicates a modest increase compared to prior periods. Recent trends in housing prices in our market areas reflect the impact high interest rates and the limited housing supply have had on housing prices. For December 2025, the preliminary Seattle MSA reported an unemployment rate of 5.0%, compared to the national average of 4.4%, according to the latest available information from the Bureau of Labor Statistics. Home prices in the majority of our markets remained relatively flat over the past year. Based on information from Case-Shiller, the average home price in the Seattle MSA decreased 0.4% in 2025.
King County has the largest population of any county in the state of Washington, with approximately 2.4 million residents and a median household income of approximately $122 thousand. Based on information from the Northwest Multiple Listing Service (“MLS”), the median home sales price in King County in December 2025 was $860 thousand, a 1% increase from December 2024's median home sales price of $851 thousand.
Pierce County has approximately 960 thousand residents and a median household income of approximately $100 thousand. Based on information from the MLS, the median home sales price in Pierce County in December 2025 was $562 thousand, a 1% increase from December 2024's median home sales price of $555 thousand.
Snohomish County has approximately 892 thousand residents and a median household income of approximately $108 thousand. Based on information from the MLS, the median home sales price in Snohomish County was $750 thousand at both December 2025 and December 2024.
Clallam County, with a population of approximately 79 thousand, has a median household income of approximately $71 thousand. The economy of Clallam County is primarily medical, retail and construction. Based on information from the MLS, the median home sales price in Clallam County in December 2025 was $496 thousand, a 1% decrease from December 2024's median home sales price of $500 thousand.
Jefferson County, with a population of approximately 34 thousand, has a median household income of approximately $88 thousand. Based on information from the MLS, the median home sales price in Jefferson County in December 2025 was $650 thousand, a 2% increase from December 2024's median home sales price of $640 thousand.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Lending Activities
The following table presents information concerning the composition of our loan portfolio, excluding loans held-for-sale, by the type of loan as of the dates indicated (dollars in thousands):

	December 31,
	2025		2024
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family	$253,841	28.1%	$269,684	29.8%
Home equity	31,468	3.5	26,686	3.0
Commercial and multifamily	409,729	45.1	371,516	41.2
Construction and land	50,261	5.5	73,077	8.1
Total real estate loans	745,299	82.2	740,963	82.1
Consumer loans:
Manufactured homes	43,080	4.7	41,128	4.6
Floating homes	87,315	9.6	86,411	9.6
Other consumer	16,571	1.8	17,720	2.0
Total consumer loans	146,966	16.1	145,259	16.2
Commercial business loans	15,378	1.7	15,605	1.7
Total loans	907,643	100.0%	901,827	100.0%
Less:
Premiums	627		718
Deferred fees and discounts	(2,737)		(2,374)
Allowance for credit losses on loans	(8,605)		(8,499)
Total loans, net	$896,928		$891,672

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
The following table shows the composition of our loan portfolio in dollar amounts and in percentages by fixed and adjustable-rate loans as of the dates indicated (dollars in thousands):

	December 31,
	2025		2024
	Amount	Percent	Amount	Percent
Fixed-rate loans:
Real estate loans:
One-to-four family	$158,874	17.5%	$170,268	18.9%
Home equity	9,869	1.1	11,040	1.2
Commercial and multifamily	147,083	16.2	125,081	13.9
Construction and land	21,331	2.4	42,158	4.7
Total real estate loans	337,157	37.1	348,547	38.6
Consumer loans:
Manufactured homes	43,080	4.7	41,128	4.6
Floating homes	51,673	5.7	58,991	6.5
Other consumer	16,037	1.8	17,258	1.9
Total consumer loans	110,790	12.2	117,377	13.0
Commercial business loans	6,898	0.8	6,432	0.7
Total fixed-rate loans	454,845	50.1	472,356	52.4
Adjustable-rate loans:
Real estate loans:
One-to-four family	94,967	10.5	99,416	11.0
Home equity	21,599	2.4	15,646	1.7
Commercial and multifamily	262,646	28.9	246,435	27.3
Construction and land	28,930	3.2	30,919	3.4
Total real estate loans	408,142	45.0	392,416	43.5
Consumer loans:
Floating homes	35,642	3.9	27,419	3.0
Other consumer	534	0.1	462	0.1
Total consumer loans	36,176	4.0	27,881	3.1
Commercial business loans	8,480	0.9	9,174	1.0
Total adjustable-rate loans	452,798	49.9	429,471	47.6
Total loans	907,643	100.0%	901,827	100.0%
Less:
Premiums	627		718
Deferred fees and discounts	(2,737)		(2,374)
Allowance for credit losses on loans	(8,605)		(8,499)
Total loans, net	$896,928		$891,672

At December 31, 2025 and 2024, we had floating or variable rate loans totaling $452.8 million and $429.5 million, respectively. At December 31, 2025, a total of $332.3 million of our floating or variable rate loans had interest rate floors below which the loan's contractual interest rate may not adjust, of which $120.5 million were at their floors.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2025, regarding the amount of loans in our portfolio based on their contractual terms to maturity (in thousands). The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total

Real estate loans:
One-to-four family	$13,104	$830	$16,865	$223,042	$253,841
Home equity	24	543	1,792	29,109	31,468
Commercial and multifamily	21,002	130,510	239,404	18,813	409,729
Construction and land	28,843	16,814	4,113	491	50,261
Total real estate loans	62,973	148,697	262,174	271,455	745,299
Consumer loans:
Manufactured homes	47	528	10,715	31,790	43,080
Floating homes	743	5,338	8,498	72,736	87,315
Other consumer	3,394	7,386	1,548	4,243	16,571
Total consumer loans	4,184	13,252	20,761	108,769	146,966
Commercial business loans	3,266	8,956	3,156	—	15,378
Total	$70,423	$170,905	$286,091	$380,224	$907,643
The following table sets forth the amount of total loans due after December 31, 2026, with fixed or adjustable interest rates (in thousands).

	Fixed-Rate	Adjustable-Rate	Total

Real estate loans:
One-to-four family	$145,770	$94,967	$240,737
Home equity	9,869	21,575	31,444
Commercial and multifamily	130,495	258,232	388,727
Construction and land	11,437	9,981	21,418
Total real estate loans	297,571	384,755	682,326
Consumer loans:
Manufactured homes	43,033	—	43,033
Floating homes	50,930	35,642	86,572
Other consumer	12,665	512	13,177
Total consumer loans	106,628	36,154	142,782
Commercial business loans	5,256	6,856	12,112
Total	$409,455	$427,765	$837,220

Lending Authority. Our Chief Executive Officer (“CEO”) and our President/Chief Financial Officer (“CFO”) may both approve unsecured loans up to $1.0 million and all types of secured loans up to 30% of our legal lending limit, or approximately $7.5 million at December 31, 2025. Our Senior Vice President and Chief Credit Officer (“CCO”) may approve unsecured loans up to $400,000 and all type of secured loans up to 15% of our legal lending limit, or approximately $3.8 million at December 31, 2025. The Executive Vice President and Chief Banking Officer may approve unsecured loans up to $50,000 and all types of secured loans up to approximately $1.5 million at December 31, 2025. Loans exceeding the CEO or CFO’s lending authority, or loans significantly outside our general underwriting guidelines, must be approved by the Management Loan

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Committee and are subsequently reviewed by the Board of Directors’ Loan Committee, consisting of four independent directors, and the CEO. Lending authority is also granted to certain other lending staff at lower amounts, subject to internal delegation limits and oversight.
Largest Borrowing Relationships. At December 31, 2025, the maximum amount under federal law that we could lend to any one borrower and the borrower's related entities was approximately $25.0 million. Our five largest lending relationships (including unfunded commitments) totaled $83.8 million in the aggregate, or 9.2% of our $907.6 million total loan portfolio, at December 31, 2025. At December 31, 2025, the largest lending relationship totaled $18.3 million, consisting of a commercial real estate loan. The second largest relationship totaled $17.6 million, consisting of two loans: a construction and land loan totaling $12.7 million (of which $7.1 million was funded and $5.5 million remained unfunded) and a $5.0 million multifamily real estate loan. The third largest relationship totaled $16.6 million, consisting of two commercial real estate loans. The fourth largest relationship totaled $15.7 million, consisting of a multifamily loan of $14.0 million and a construction and land loan of $1.7 million, of which $781 thousand had been funded and $919 thousand remained unfunded at December 31, 2025. The fifth largest relationship totaled $15.5 million, consisting of three loans to two businesses: a $10.4 million loan collateralized by multifamily real estate and a $5.1 million loan collateralized by commercial real estate. The ten next largest lending relationships totaled $122.8 million in funded loans and $4.2 million in unfunded commitments, with an average funded loan balance of $12.3 million and average unfunded commitments of $424 thousand. All of the foregoing loans were performing in accordance with their repayment terms at December 31, 2025.
One-to-Four Family Real Estate Lending. One of our primary lending activities is the origination of loans secured by first mortgages on one-to-four family residences, substantially all of which are secured by properties located in our geographic lending area. We originate both fixed-rate and adjustable-rate one-to-four family loans, including jumbo loans (generally loans above the conforming Fannie Mae limits of $832,750 or $1,066,250, depending on location within our market area). During 2025, our fixed-rate, one-to-four family loan originations decreased $757 thousand, or 3.2%, to $22.7 million compared to $23.5 million in 2024. Additionally, one-to-four family adjustable-rate loan originations decreased $7.1 million, or 43.5% to $9.3 million compared to $16.4 million in 2024. These decreases reflect the high interest rate environment, economic uncertainty, and the limited housing supply coupled with elevated housing prices in our market area. At December 31, 2025, our average adjustable-rate, one-to-four family residential loan was $583 thousand.
Most of our loans are underwritten using generally accepted secondary market underwriting guidelines. A portion of the one-to-four family loans we originate are retained in our portfolio, and the remaining loans are sold into the secondary market to Fannie Mae or other private investors. Loans that are sold into the secondary market to Fannie Mae are generally sold with the servicing retained to maintain the client relationship and generate noninterest income. We also originate a small portion of government guaranteed and jumbo loans for sale, servicing released, to certain correspondent purchasers. The sale of mortgage loans provides a source of non-interest income through the gain on sale, reduces our interest-rate risk, provides a stream of servicing income, enhances liquidity and enables us to originate more loans at our current capital level than if we held the loans in our loan portfolio. At December 31, 2025, one-to-four family residential mortgage loans (excluding loans held-for-sale) totaled $253.8 million, or 28.1%, of our gross loan portfolio, of which $158.9 million were fixed-rate loans and $95.0 million were adjustable-rate loans, compared to $269.7 million (excluding loans held-for-sale), or 29.8% of our gross loan portfolio at December 31, 2024, of which $170.3 million were fixed-rate loans and $99.4 million were adjustable-rate loans.
A significant portion of the one-to-four family residential mortgage loans we retain in our portfolio consist of loans that do not satisfy acreage limits, income, credit, conforming loan limits (i.e., jumbo mortgages) or various other requirements imposed by Fannie Mae or private investors. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Fannie Mae credit requirements because of personal and financial reasons (e.g., bankruptcy, length of time employed, etc.), and other aspects that do not conform to Fannie Mae’s guidelines. Such borrowers may have higher debt-to-income ratios, or the loans may be secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy the needs of borrowers in our market area. As a result, subject to market conditions, we generally continue to originate these types of loans. We also retain jumbo loans, which exceed the conforming loan limits and are therefore ineligible for purchase by Fannie Mae. At December 31, 2025, $135.5 million or 53.4% of our one-to-four family loan portfolio consisted of jumbo loans. Properties securing our one-to-four family loans are typically appraised by independent fee appraisers who are selected in accordance with criteria approved by the Loan Committee. For loans that are less than $250 thousand, we may use an automated valuation model in lieu of an appraisal. We require title insurance policies on all first mortgage real estate loans originated. Homeowners, liability, fire and, if required, flood insurance policies are also required for one-to-four family loans. Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. The average balance of our one-to-four family residential loans was approximately $457 thousand at December 31, 2025.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Fixed-rate loans secured by one-to-four family residences have contractual maturities of up to 30 years. All these loans are fully amortizing, with payments due monthly. At December 31, 2025, our portfolio of fixed-rate loans also included $139 thousand of one-to-four family loans with a five-year call option.
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
We continue to offer our fully amortizing adjustable-rate loans with a fixed interest rate for the first one, three, five or seven years, followed by a periodic adjustable interest rate for the remaining term. Although adjustable-rate mortgage loans can help mitigate interest rate risk because they periodically re-price, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by our maximum periodic and lifetime rate adjustments. Moreover, the interest rates on most of our adjustable-rate loans may not adjust for up to ten years after origination, which may limit the effectiveness of these loans in compensating for changes in general interest rates during periods of rapidly rising rates.
At December 31, 2025, $25.8 million, or 10.2% of our one-to-four family residential portfolio consisted of nonowner-occupied loans, compared to $29.4 million, or 10.9% of our one-to-four family residential portfolio at December 31, 2024. At December 31, 2025, our average nonowner-occupied residential loan had a balance of $117 thousand. Loans secured by rental properties represent potentially higher risk. As a result, we adhere to more stringent underwriting guidelines which may include, but are not limited to, annual financial statements, a budget factoring in a rental income, cash flow analysis of the borrower as well as the net operating income of the property, information concerning the borrower’s expertise, credit history and profitability, and the value of the underlying property. In addition, these loans are generally secured by a first mortgage on the underlying collateral property along with an assignment of rents and leases. Of primary concern in nonowner-occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties may depend primarily on the tenants’ continuing ability to pay rent to the property owner, the character of the borrower or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of rental income. In addition, successful operation and management of nonowner-occupied properties, including property maintenance standards, may affect repayment. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the borrower has multiple rental property loans with us, the loans are typically not cross collateralized.
We also have a loan program aimed at assisting individuals in acquiring a new residence before selling their existing one. This program enables borrowers to leverage the equity in their current residence for the purchase of a new one. Typically, the loan or loans for the new residence are originated at amounts exceeding $1.0 million and are secured by the borrower’s existing and/or new residences. The maximum combined loan-to-value ratio allowed is up to 80%. Repayment is structured to occur upon the earlier of the sale of the current residence or the loan maturity date, which is typically up to 12 months. Upon the sale of the borrower's current residence, there is an option for the borrower to refinance the new residence using our traditional jumbo mortgage loan underwriting guidelines. During 2025, we originated $4.1 million of loans under this program, compared to $4.6 million in 2024. At December 31, 2025, $4.1 million of these loans were included in our one-to-four family residential mortgage loan portfolio.
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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
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
Approximately $9.2 million of our home equity line of credit products at December 31, 2025, allow an amount up to the credit limit to be converted to up to three installment loans at a fixed rate prior to the lapse of the draw period. The option to convert a portion of a home equity line of credit into fixed-rate installment loans prior to the end of the draw period offers borrowers valuable financial flexibility, stability, and tailored financing options, enhancing the overall appeal and usefulness of the home equity product. At December 31, 2025, home equity loans totaled $31.5 million, or 3.5% of our total loan portfolio, compared to $26.7 million, or 3.0% of our total loan portfolio at December 31, 2024. Adjustable-rate home equity lines of credit at December 31, 2025 totaled $21.6 million, or 2.4% of our total loan portfolio, compared to $15.6 million, or 1.7% of our total loan portfolio at December 31, 2024. At December 31, 2025, unfunded commitments on home equity lines of credit totaled $19.9 million.
Our fixed-rate home equity loans generally have terms of up to 20 years and are fully amortizing. At December 31, 2025, fixed-rate home equity loans totaled $9.9 million, or 1.1% of our gross loan portfolio, compared to $11.0 million, or 1.2% of our total loan portfolio at December 31, 2024.
Commercial and Multifamily Real Estate Lending. We offer a variety of commercial and multifamily real estate loans. Most of these loans are secured by owner-occupied and nonowner-occupied commercial income producing properties, multifamily apartment buildings, warehouses, office buildings, gas station/convenience stores and mobile home parks located in our market area. At December 31, 2025, commercial and multifamily real estate loans totaled $409.7 million, or 45.1% of our total loan portfolio, compared to $371.5 million, or 41.2% of our total loan portfolio at December 31, 2024.
Loans secured by commercial and multifamily real estate are generally originated with a variable interest rate, fixed for an initial three- to ten-year term, and have a 20- to 30-year amortization period. At the end of the initial term, the balance is due in full, or the loan re-prices based on an independent index plus a margin over the applicable index of 1% to 4% for another three- to five-year term. Loan-to-value ratios on our commercial and multifamily real estate loans typically do not exceed 80% of the lower of cost or appraised value of the property securing the loan at origination.
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
Historically, loans secured by commercial and multifamily properties have generally presented different credit risks than one-to-four family properties. These loans typically involve larger balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial and multifamily properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. Repayments of loans secured by nonowner-occupied properties depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. If the cash flow from the project is reduced, or if leases are not obtained or not renewed, the borrower's ability to repay the loan may be impaired. Commercial and multifamily real estate loans also expose a lender to greater credit risk than loans secured by one-to-four family properties because the collateral securing commercial and multifamily real estate loans typically cannot be sold as easily as one-to-four family collateral. In addition, most of our commercial and multifamily real estate loans are not fully amortizing and include balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. The largest single commercial and multifamily real estate loan at December 31, 2025, totaled $18.3 million and was collateralized by commercial real estate. At December 31, 2025, this loan was performing in accordance with its repayment terms.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
The following table provides information on commercial and multifamily real estate loans by type at December 31, 2025 and 2024 (dollars in thousands):

	December 31,
	2025		2024
	Amount	Percent	Amount	Percent
Multifamily residential	$174,289	42.5%	$164,404	44.3%
Owner-occupied commercial real estate retail	13,973	3.4	9,279	2.5
Owner-occupied commercial real estate office buildings	15,483	3.8	15,611	4.2
Owner-occupied commercial real estate other (1)	7,012	1.7	6,331	1.7
Non-owner occupied commercial real estate retail	23,282	5.7	26,184	7.0
Non-owner occupied commercial real estate office buildings	10,777	2.6	21,919	5.9
Non-owner occupied commercial real estate other (1)	64,997	15.9	50,728	13.7
Warehouses	80,422	19.6	55,042	14.8
Gas station/Convenience store	9,380	2.3	10,741	2.9
Mobile Home Parks	7,816	1.9	8,921	2.4
Government guaranteed	2,299	0.6	2,356	0.6
Total	$409,729	100.0%	$371,516	100.0%
(1)Other commercial real estate loans include schools, churches, storage facilities, restaurants, etc.
Construction and Land Lending. We originate construction loans secured by single-family residences and commercial and multifamily real estate. We also originate land acquisition and development loans, which are secured by raw land or developed lots on which the borrower intends to build a residence, or a commercial or multifamily property. At December 31, 2025, our construction and land loans totaled $50.3 million, or 5.5% of our total loan portfolio, compared to $73.1 million, or 8.1% of our total loan portfolio at December 31, 2024. At December 31, 2025, unfunded construction loan commitments totaled $23.7 million.
Construction loans to individuals and contractors for the construction of personal residences, including speculative residential construction, totaled $24.1 million, or 48.0%, of our construction and land portfolio at December 31, 2025. In addition to custom home construction loans to individuals, we originate loans that are termed “speculative,” which are those loans where the builder does not have, at the time of loan origination, a signed contract with a buyer for the home or lot but has a commitment for permanent financing with either us or another lender. At December 31, 2025, construction loans to contractors for homes that were considered speculative totaled $17.8 million, or 35.4%, of our construction and land loan portfolio. The composition of, and location of underlying collateral securing, our construction and land loan portfolio, excluding loan commitments, at December 31, 2025 and 2024 was as follows (in thousands):

	December 31,
	2025	2024
Commercial and multifamily construction	$10,557	$37,003
Speculative residential construction	17,772	13,639
Land acquisition and development and lot loans	15,186	15,538
Residential lot loans	385	844
Residential construction	6,361	6,053
Total	$50,261	$73,077
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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
At December 31, 2025, our largest residential construction loan commitment was for $2.3 million, $1.3 million of which had been disbursed. This loan was performing according to its repayment terms at December 31, 2025. The average outstanding residential construction loan balance was approximately $335 thousand at December 31, 2025. Before making a commitment to fund a construction loan, we require an appraisal of the subject property by an independent approved appraiser. During the construction phase, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Loan proceeds are disbursed after inspection based on the percentage of completion method. We require general liability insurance, builder's risk hazard insurance, title insurance, and flood insurance, for properties located in or to be built in a designated flood hazard area, on all construction loans.
We also originate developed lot and raw land loans to individuals intending to construct a residence in the future on the property. We generally originate these loans in an amount up to 75% of the lower of the purchase price or appraisal. These lot and land loans are secured by a first lien on the property and have a fixed rate of interest with a maximum amortization of 20 years.
We make land acquisition and development loans to experienced builders or residential lot developers in our market area. The maximum loan-to-value limit applicable to these loans is generally 75% of the projected market value upon completion of the project. We may choose not to require cash equity from the borrower if there is sufficient equity in the land being used as collateral. Development plans are required prior to making the loan. Our loan officers visit the proposed site of the development and the sites of competing developments. We require that developers maintain adequate insurance coverage. Land acquisition and development loans generally are originated with a term of up to 24 months, have adjustable rates of interest based on the Wall Street Journal Prime Rate or the three- or five-year rate charged by the Federal Home Loan Bank ("FHLB") of Des Moines and require interest-only payments during the term of the loan. Land acquisition and development loan proceeds are disbursed periodically in increments as construction progresses and as an inspection by our approved inspector warrants. We require these loans to be paid on an accelerated basis as the lots are sold, so that we are repaid before all the lots are sold. At December 31, 2025, land acquisition and development and lot loans totaled $15.2 million, or 30.2% of our construction and land portfolio.
We also offer commercial and multifamily construction loans. These loans are underwritten as interest only with financing typically up to 24 months under terms similar to our residential construction loans. Commercial and multifamily construction loans are made up to the lesser of a maximum loan-to-value ratio of 100% of cost or 80% of appraised value at completion. Most of our commercial and multifamily construction loans provide for disbursement of loan funds during the construction period and conversion to a permanent loan when the construction is complete and either tenant lease-up provisions or prescribed debt service coverage ratios are met. At December 31, 2025, commercial and multifamily construction loans, excluding speculative residential construction and land development and acquisition loans, totaled $10.6 million or 21.0% of our construction and land portfolio, compared to $37.0 million, or 50.6% of our construction and land portfolio at December 31, 2024.
The three largest construction and land loans at December 31, 2025 included a $9.5 million loan secured by a multi-unit townhome development, a $7.1 million loan secured by multifamily property under renovation and a $4.2 million loan secured by commercial land. At December 31, 2025, all these loans were performing in accordance with their repayment terms.
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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Construction loans necessitate active monitoring of the building process, including cost comparisons and on-site inspections, making them more challenging and costly to oversee. Increases in market interest rates can disproportionately impact construction loans by rapidly escalating end purchasers’ borrowing costs, potentially reducing overall project demand. Selling properties under construction can be challenging, requiring completion for successful sales, complicating the resolution of problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction. In the case of speculative construction loans, having to identify an end purchaser for the finished project is an added risk.
Land loans pose risks due to the lack of income from the property and the potential illiquid nature of the collateral. These risks can be significantly affected by supply and demand conditions. A downturn in housing or the real estate market may elevate loan delinquencies, defaults, and foreclosures, impairing collateral value and our ability to sell the collateral upon foreclosure.
Commercial Business Lending. At December 31, 2025, commercial business loans totaled $15.4 million, or 1.7% of our total loan portfolio, compared to $15.6 million, or 1.7% of our total loan portfolio at December 31, 2024. Substantially all our commercial business loans have been to borrowers in our market area. Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance commercial vehicles and equipment and loans secured by accounts receivable and/or inventory. Our commercial business lending policy includes an analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis. We generally require personal guarantees on both our secured and unsecured commercial business loans. Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage and commercial real estate loans. At December 31, 2025, approximately $589 thousand of our commercial business loans were unsecured.
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
Consumer Lending. We offer a variety of secured and unsecured consumer loans, including new and used manufactured homes, floating homes, automobiles, boats and recreational vehicle loans, and loans secured by deposit accounts. We also offer unsecured consumer loans. We originate our consumer loans primarily in our market area. All our consumer loans are originated on a direct basis. At December 31, 2025, our consumer loans totaled $147.0 million, or 16.1% of our total loan portfolio, compared to $145.3 million, or 16.2% of our total loan portfolio at December 31, 2024.
We typically originate new and used manufactured home loans to borrowers who intend to use the home as a primary residence. The yields on these loans are higher than on our other residential lending products, and the portfolio has performed reasonably well with an acceptable level of risk and loss in exchange for the higher yield. Our weighted-average yield on manufactured home loans at December 31, 2025 was 8.72%, compared to 4.79% for one-to-four family mortgages, excluding loans held-for-sale. At December 31, 2025, manufactured home loans totaled $43.1 million, or 29.3% of our consumer loans and 4.7% of our total loan portfolio. For both new and used manufactured homes, loans are generally made up to 90% of the lesser of the appraised value or purchase price up to $150 thousand, with terms typically up to 20 years. We generally charge a 1% fee at origination. We underwrite these loans based on our review of creditworthiness of the borrower, including credit scores, and the value of the collateral, in which we hold a security interest.
Manufactured home loans are generally considered higher risk than loans secured by residential real property, though this risk may be reduced if the borrower also owns the land on which the manufactured home is located. A small portion of our manufactured home loans involve properties on which we have also financed the land for the owner. The primary risk in

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
manufactured home loans is the difficulty in obtaining adequate value for the collateral due to the cost and limited ability to relocate the collateral. These loans tend to be made to retired individuals and first-time homebuyers. First-time homebuyers of manufactured homes tend to be a higher credit risk than first-time homebuyers of single-family residences, due to more limited financial resources. As a result, these loans may have a higher probability of default and higher delinquency rates than single-family residential loans and other types of consumer loans. We consider this additional risk as a component of our ACL. We attempt to work out delinquent loans with the borrower and, if that is not successful, any past due manufactured homes are repossessed and sold. At December 31, 2025, we had twelve nonperforming manufactured home loans, totaling $461 thousand.
We originate floating home, houseboat and house barge loans, typically located on cooperative or condominium moorages. Terms vary from five to 30 years and generally have a fixed rate of interest. We lend up to 90% of the lesser of the appraised value or purchase price. The primary risk in floating home loans is the unique nature of the collateral and the challenges of relocating such collateral to a location other than where such housing is permitted. The process for securing the deed and/or the condominium or cooperative dock is also unique compared to other types of lending. As a result, these loans may have higher collateral recovery costs than one-to-four family mortgage loans and other types of consumer loans. We consider these additional risks as a component of our ACL. At December 31, 2025, floating home loans totaled $87.3 million, or 59.4% of our consumer loan portfolio and 9.6% of our total loan portfolio. At December 31, 2025, the average principal balance of our floating home loans was $753 thousand. At December 31, 2025, house barge loans totaled $7.5 million, or 5.1% of our consumer loan portfolio and 0.8% of our total loan portfolio.
The balance of our consumer loans includes loans secured by new and used automobiles, boats, motorcycles and recreational vehicles, loans secured by deposits and unsecured consumer loans, all of which, at December 31, 2025, totaled $9.0 million, or 6.2% of our consumer loan portfolio and 1.0% of our total loan portfolio.
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
Consumer loans generally entail greater risk than those of one-to-four family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as manufactured homes, automobiles, boats and recreational vehicles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower's continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.
Loan Originations, Purchases, Sales, Repayments and Servicing
We originate both fixed-rate and adjustable-rate loans. Our ability to originate loans, however, is dependent upon client demand for loans in our market area. Over the past several years, we have continued to originate residential and consumer loans and increased our emphasis on commercial and multifamily real estate, construction and land, and commercial business lending. Demand is affected by competition and the interest-rate environment. During 2025, we experienced significant prepayments on commercial and multifamily loans due primarily to interest rates being lower than those in effect during the high interest-rate environment when these loans were originated over the past few years. In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. If a proposed loan exceeds our internal lending limits, we may originate the loan on a participation basis with another financial institution. We also, from time to time, purchase loans from or participate with other financial institutions on loans they originate. We underwrite loan purchases and participations to the same standards as internally originated loans. We did not sell any commercial loan participations in 2025 or 2024. We had no purchases of commercial business loan participations from other financial institutions in 2025 and $2.0 million of such purchases in 2024.
We originate loans that may meet one or more of the credit characteristics commonly associated with subprime lending. The term “subprime” refers to the credit characteristics of individual borrowers which may include payment delinquencies, judgments, foreclosures, bankruptcies, low credit scores and/or high debt-to-income ratios. In exchange for the additional risk we take with such borrowers, we may require them to pay higher interest rates, require a lower debt-to-income ratio or require other enhancements to manage the additional risk. While no single credit characteristic defines a subprime loan, one commonly used indicator is a loan originated to a borrower with a credit score of 660 or lower. Of the $32.0 million in one-to-four-family loans originated in 2025, no loans were to borrowers with a credit score under 660. Additionally, of the $8.2 million in manufactured home loans originated in 2025, $623 thousand or 7.6% were to borrowers with a credit score of 660 or lower. At December 31, 2025, the total amount of residential and consumer loans held in our loan portfolio to borrowers with a credit

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
score of 660 or lower was $13.1 million, of which $611 thousand were nonaccrual. We generally do not originate or purchase negative amortization or option adjustable-rate loans.
In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services.
We also sell whole one-to-four family loans without recourse to Fannie Mae and other investors, subject to a provision for repurchase upon breach of representation, warranty or covenant. These loans are fixed-rate mortgages, which primarily are sold to reduce our interest-rate risk and generate noninterest income. They are generally sold for cash in amounts equal to the unpaid principal amount of the loans determined using present value yields to the buyer. These sales allow for a servicing fee on loans when the servicing is retained by us. Most one-to-four family loans are sold by us with servicing retained. At December 31, 2025, we were servicing a $396.3 million portfolio of residential mortgage loans for Fannie Mae and $2.0 million for other investors. These mortgage servicing rights are carried at fair value and had a value at December 31, 2025 of $4.2 million. We earned mortgage servicing income of $1.0 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively. See “Note 6 — Mortgage Servicing Rights” in the Notes to Consolidated Financial Statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K. We repurchased no loans in 2025 and 2024.
Sales of whole real estate loans may generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending, and increase liquidity. We sold $14.0 million and $14.2 million of conforming one-to-four family loans during the years ended December 31, 2025 and 2024, respectively. Gains, losses and transfer fees on sales of one-to-four family loans and participations are recognized at the time of the sale. Our net gains on sales of residential loans for the years ended December 31, 2025 and 2024 were $260 thousand and $258 thousand, respectively. In addition to loans sold to Fannie Mae and others on a servicing retained basis, we sell nonconforming residential loans to correspondent banks on a servicing released basis. We sold $938 thousand of loans with servicing released during 2025, compared to none in 2024.
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
Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2025 (dollars in thousands):

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY

	Loans Delinquent For:
	30-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
One-to-four family	5	$1,020	0.4%	6	$1,358	0.5%	11	$2,378	0.9%
Home equity	7	798	2.5	—	—	—	7	798	2.5
Commercial and Multifamily	3	2,228	0.5	2	2,993	0.7	5	5,221	1.3
Construction and land	—	—	—	1	82	0.2	1	82	0.2
Manufactured homes	21	1,343	3.1	9	336	0.8	30	1,679	3.9
Floating homes	1	849	1.0	—	—	—	1	849	1.0
Other consumer	17	11	0.1	2	262	1.6	19	273	1.6
Commercial Business	1	32	0.2	1	30	0.2	2	62	0.4
Total	55	$6,281	0.7%	21	$5,061	0.6%	76	$11,342	1.2%
Nonperforming Assets. The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio (in thousands). Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful or when the loan is 90 days or more past due. Other real estate owned ("OREO") and repossessed assets include assets acquired in settlement of loans.

	December 31,
	2025	2024
Nonaccrual loans (1):
One-to-four family	$1,597	$537
Home equity	187	298
Commercial and multifamily	3,163	3,734
Construction and land	82	24
Manufactured homes	461	521
Floating homes	—	2,363
Other consumer	262	3
Commercial business	30	11
Total nonaccrual loans	5,782	7,491
OREO and repossessed assets:
One-to-four family	259	—
Manufactured homes	85	—
Total OREO and repossessed assets	344	—
Total nonperforming assets	$6,126	$7,491
Nonperforming assets as a percentage of total assets	0.56%	0.75%
Performing modified loans:
One-to-four family	$948	$1,119
Home equity	49	56
Manufactured homes	19	20
Other consumer	65	70
Total performing modified loans	$1,081	$1,265
(1)Nonaccrual loans included $49 thousand and $66 thousand in modified loans to borrowers experiencing financial difficulty at December 31, 2025 and 2024, respectively. We had no accruing loan 90 days or more past due at December 31, 2025 and 2024.
Nonaccrual loans, including nonaccrual modified loans to borrowers experiencing financial difficulty, decreased $1.7 million to $5.8 million at December 31, 2025, compared to $7.5 million at December 31, 2024. The decrease was primarily due to loan

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
payoffs totaling $7.9 million, the return of $335 thousand of loans to accrual status, $281 thousand of loans charged-off, and regular loan payments. Included within the $7.9 million of payoffs was one floating home loan totaling $2.4 million that was paid off during the second quarter of 2025. These factors were partially offset by the placement of an additional $7.1 million of loans on nonaccrual status, including a $1.0 million matured commercial real estate loan where the borrower is in the process of securing alternative financing, and a $2.0 million multi-family loan, both of which are well secured.
Our largest nonperforming loan relationship at December 31, 2025 was the $2.0 million multifamily loan noted above. Including the $2.0 million multifamily loan, nonperforming loans totaled $5.8 million at December 31, 2025, with commercial and multifamily loans representing $3.2 million, or 51.6% of total nonperforming loans, reflecting the concentration in larger relationships. At December 31, 2025 one-to-four family nonperforming loans totaled $1.6 million, or 26.1% of total nonperforming loans, and the remaining balance of nonperforming loans was primarily comprised of manufactured home, home equity, and other consumer loans. OREO and other repossessed assets totaled $344 thousand at December 31, 2025, representing 5.6% of total NPAs as of that date.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition at December 31, 2025 Compared to December 31, 2024—Delinquencies and Nonperforming Assets" contained in Item 7 of this report on Form 10-K for more information on troubled assets.
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
We typically measure the ACL on modified loans to troubled borrowers on an individual basis when the loans are deemed to no longer share risk characteristics that are similar with other loans in the portfolio. The determination of the ACL for these loans is based on a discounted cash flow approach for loans measured individually, unless the loan is deemed collateral dependent, which requires measurement of the ACL based on the estimated fair value of the underlying collateral, less estimated costs to sell. Accounting principles generally accepted in the United States (“GAAP”) requires us to make certain disclosures related to these loans, including certain types of modifications, as well as how such loans have performed since their modifications. Modified loans to borrowers experiencing financial difficulty totaled $1.1 million and $1.3 million at December 31, 2025 and 2024, respectively .
OREO and Repossessed Assets. OREO and repossessed assets include assets acquired in settlement of loans. At December 31, 2025 and 2024 ,we had $344 thousand and zero of OREO and repossessed assets, respectively.
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
When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address impairments. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off those assets in the period in which they are deemed uncollectible. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC and, since our conversion to a Washington-chartered commercial bank, the WDFI, which can order the establishment of additional loss allowances. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. At December 31, 2025, we had no special mention assets.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
We regularly review the problem assets in our portfolio to determine whether any require classification in accordance with applicable regulations. Based on management’s review of our assets at December 31, 2025, we had classified $12.4 million of our assets, all which were loans, as substandard. At that date, we had no assets classified as doubtful or loss. Classified assets represented 11.7% of our equity capital and 1.2% of our assets at December 31, 2025. Classified assets totaled $27.4 million, or 26.4% of our equity capital and 2.8% of our assets at December 31, 2024.
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
At December 31, 2025, our ACL for loans was $8.6 million, or 0.95% of our total loan portfolio, compared to $8.5 million, or 0.94% of our total loan portfolio, at December 31, 2024.
See “Note 1—Organization and Significant Accounting Policies” and “Note 5—Loans” in the Notes to Consolidated Financial Statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
The following table shows certain credit ratios at and for the periods indicated and each component of the ratio's calculations (dollars in thousands).

	At and For December 31,
	2025	2024

ACL - loans as a percentage of total loans outstanding	0.95%	0.94%
ACL — loans	$8,605	$8,499
Total loans outstanding	$907,643	$901,827

Nonaccrual loans as a percentage of total loans outstanding	0.64%	0.83%
Total nonaccrual loans	$5,782	$7,491
Total loans outstanding	$907,643	$901,827

ACL - loans as a percentage of nonaccrual loans	148.82%	113.46%
ACL — loans	$8,605	$8,499
Total nonaccrual loans	$5,782	$7,491

Net recoveries (charge-offs) during period to average loans outstanding:
One-to-four family:	—%	—%
Net (charge-offs)/recoveries	—	—
Average loans outstanding	$260,849	$274,424

Home equity:	—%	—%
Net (charge-offs)/recoveries	—	—
Average loans outstanding	$29,007	$25,094

Commercial and multifamily real estate:	—%	—%
Net (charge-offs)/recoveries	—	—
Average loans outstanding	$396,737	$338,123

Construction and land:	(0.04)%	—%
Net (charge-offs)/recoveries	$(20)	—
Average loans outstanding	$53,638	$101,191

Manufactured homes:	(0.16)%	(0.06)%
Net (charge-offs)/recoveries	$(66)	$(23)
Average loans outstanding	$42,474	$38,932

Floating homes:	—%	—%
Net (charge-offs)/recoveries	—	—
Average loans outstanding	$88,183	$83,176

Other consumer:	(0.12)%	(0.42)%
Net (charge-offs)	$(20)	$(77)
Average loans outstanding	$17,268	18,436

Commercial business:	—%	—%
Net (charge-offs)/recoveries	—	—
Average loans outstanding	$14,855	$18,463

Total loans:	(0.01)%	(0.01)%
Net (charge-offs)	$(106)	$(100)
Average loans outstanding	$903,011	$897,839
Economic conditions in our local markets and the broader U.S. have been affected by inflation, elevated interest rates, and a limited housing supply. While inflation and interest rates have begun to decline modestly, these changes have been partially offset by a small increase in unemployment. Recent housing price trends in our market areas have been relatively flat or slightly

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
declining, reflecting the impact of higher interest rates, yet demand for loans has remained strong. In response to these economic conditions, we continuously monitor our loan portfolio for potential deterioration resulting from inflation and other macroeconomic factors.
The ACL as a percentage of nonperforming loans was 148.82% and 113.46% at December 31, 2025 and 2024, respectively. We recorded a release of provision for credit losses on loans of $212 thousand for the year ended December 31, 2025, compared to a provision for credit losses on loans of $161 thousand for the year ended December 31, 2024. Net charge-offs were $106 thousand for the year ended December 31, 2025, compared to $100 thousand for the year ended December 31, 2024.
The distribution of our allowance for credit losses on loans at the dates indicated is summarized as follows (dollars in thousands):

	December 31,
	2025			2024
	Amount	Percent of Loans in Each Category to Total Loans	Percent of ACL in Each Category to Total ACL	Amount	Percent of Loans in Each Category to Total Loans	Percent of ACL in Each Category to Total ACL
Allocated at end of period to:
One-to-four family	$3,340	28.1%	38.8%	$3,025	29.8%	35.6%
Home equity	343	3.5	4.0	307	3.0	3.6
Commercial and multifamily	1,484	45.1	17.2	1,218	41.2	14.3
Construction and land	519	5.5	6.0	992	8.1	11.7
Manufactured homes	1,174	4.7	13.6	1,172	4.6	13.8
Floating homes	1,259	9.6	14.6	1,282	9.6	15.1
Other consumer	370	1.8	4.3	401	2.0	4.7
Commercial business	116	1.7	1.3	102	1.7	1.2
Total	$8,605	100.0%		$8,499	100.0%
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
Our CEO and President/CFO have the responsibility for the management of our investment portfolio, subject to the direction and guidance of the Board of Directors. These officers consider various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.
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
At December 31, 2025, we owned $1.1 million of stock issued by the FHLB of Des Moines. As a condition of membership in the FHLB of Des Moines, we are required to purchase and hold a certain amount of FHLB stock.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
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
During the year ended December 31, 2025, we did not recognize any credit losses on investment securities. At December 31, 2025, there were no securities in an unrealized loss position for less than 12 months, and 15 securities in an unrealized loss position for more than 12 months, although management determined the decline in value was not related to specific credit deterioration. We do not intend to sell these securities and it is more likely than not that we will not be required to sell any securities before anticipated recovery of the remaining amortized cost basis. We closely monitor our investment securities for changes in credit risk. The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them. If market conditions deteriorate and we determine our holdings of these or other investment securities have credit losses, our future earnings, stockholders' equity, regulatory capital and continuing operations could be materially adversely affected.
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
Deposits.  We offer a variety of deposit accounts to both consumers and businesses with a wide range of interest rates and terms. Our deposits consist of savings accounts, money market deposit accounts, NOW accounts, demand accounts, reciprocal deposit network accounts and certificates of deposit. We solicit deposits primarily in our market area; however, at December 31, 2025, approximately 6.1% of our deposits were from persons outside the state of Washington. At December 31, 2025, core deposits, which we define as our non-time deposit accounts and time deposit accounts less than $250 thousand (excluding brokered deposits and public funds), represented approximately 85.3% of total deposits, compared to 87.3% at December 31, 2024. We had no brokered deposits at December 31, 2025 and December 31, 2024. We had $133.9 million and $14.4 million of reciprocal deposits at December 31, 2025 and December 31, 2024, respectively. We primarily rely on competitive pricing policies, marketing and client service to attract and retain deposits, and we expect to continue these practices in the future.
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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
that our deposits are relatively stable sources of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them is and will continue to be significantly affected by market conditions.
The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by us at the dates indicated (dollars in thousands):

	December 31,
	2025		2024
	Amount	Percent of total	Amount	Percent of total
Noninterest-bearing demand	$129,828	13.7%	$130,095	15.5%
Interest-bearing demand	125,634	13.2	142,126	17.0
Savings	59,478	6.3	61,252	7.3
Money market	331,604	34.9	206,067	24.6
Escrow(1)	2,738	0.3	2,437	0.3
Total non-maturity deposits	649,282	68.4	541,977	64.7
Certificates of deposit:
1.99% or below	977	0.1	3,350	0.4
2.00 — 3.99%	219,977	23.2	68,573	8.2
4.00 — 5.99%	78,639	8.3	223,899	26.7
Total certificates of deposit	299,593	31.6	295,822	35.3
Total deposits	$948,875	100.0%	$837,799	100.0%
(1)Noninterest-bearing
The following table sets forth, for the periods indicated, the average amount of and the average rate paid on deposit categories.

	Year Ended December 31,
	2025		2024
	Average Balance Outstanding	Weighted Average Rate	Average Balance Outstanding	Weighted Average Rate
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$126,276	—%	$131,141	—%
Interest bearing	134,543	0.30	151,528	0.37
Savings	61,303	0.10	63,737	0.10
Money market	286,110	3.13	252,267	3.60
Certificate accounts	292,514	3.93	312,751	4.59
Total deposits	$900,746	2.32%	$911,424	2.64%
Total deposits increased $111.1 million to $948.9 million at December 31, 2025, compared to the prior year-end. The increase in total deposits primarily was the result of a $125.5 million, or 60.9% increase in money market accounts. Management attributes this increase primarily to the strategic decision to sell reciprocal money market deposits at the end of 2024 and bring them back onto the balance sheet in early 2025, as well as interest rate sensitive clients moving a portion of their non-operating deposit balances from lower interest-bearing demand and savings accounts into higher interest-bearing money market accounts. Certificate accounts increased $3.8 million, or 1.3% to $299.6 million at December 31, 2025, compared to the 2024 year-end. Interest-bearing demand and saving accounts decreased $16.5 million, or 11.6%, and $1.8 million, or 2.9%, respectively, from December 31, 2024 to December 31, 2025. Noninterest-bearing demand accounts (excluding escrow accounts) decreased $267 thousand, or 0.2%, in 2025, compared to 2024.

We are a public funds depository and at December 31, 2025, we had $27.0 million in public fund deposits compared to $15.9 million at December 31, 2024. These deposits consisted of $23.1 million in certificates of deposit, $3.9 million in money market accounts and $17 thousand in checking accounts at December 31, 2025. These accounts must be 50% collateralized if

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
the amount on deposit exceeds FDIC insurance of $250 thousand. We use letters of credit from the FHLB of Des Moines as collateral for these deposits. The Company had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $14.0 million and $8.0 million at December 31, 2025 and 2024, respectively, to secure public fund deposits.
The following table shows rate and maturity information for our certificates of deposit at December 31, 2025 (dollars in thousands):

	0.00-1.99%	2.00-3.99%	4.00-5.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:
March 31, 2026	$468	$23,016	$18,747	$42,231	14.1%
June 30, 2026	265	76,623	22,236	99,124	33.1
September 30, 2026	88	79,281	23,903	103,272	34.5
December 31, 2026	3	25,924	84	26,011	8.7
March 31, 2027	105	8,605	113	8,823	2.9
June 30, 2027	18	1,618	1,081	2,717	0.9
September 30, 2027	7	1,727	—	1,734	0.6
December 31, 2027	—	1,313	—	1,313	0.4
March 31, 2028	—	267	10,925	11,192	3.7
June 30, 2028	—	29		29	—
September 30, 2028	—	148	761	909	0.3
December 31, 2028	—	—	—	—	—
Thereafter	23	1,426	789	2,238	0.7
Total	$977	$219,977	$78,639	$299,593	100.0%
Percent of total	0.3%	73.4%	26.2%	100.0%
As of December 31, 2025 and 2024, approximately $184.7 million and $167.3 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. The following table sets forth the portion of our certificate accounts that were in excess of the FDIC insurance limit, by remaining time until maturity, as of December 31, 2025 (dollars in thousands).

3 months or less	$12,979
Over 3 through 6 months	14,006
Over 6 months through 12 months	18,731
Over 12 months	12,451
$58,167
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
We are a member of and obtain advances from the FHLB of Des Moines, which is part of the Federal Home Loan Bank System. The eleven regional FHLBs provide a central credit facility for their member institutions. These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing. We have entered into a loan agreement with the FHLB of Des Moines pursuant to which the Bank may borrow up to approximately 45% of total assets, secured by a blanket pledge on a portion of our residential mortgage loan portfolio, including one-to-four family loans, commercial and multifamily real estate loans and home equity loans. Based on eligible collateral, the total amount available under this agreement at December 31,

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
2025 was $187.7 million. At the same date, we had $10.0 million of outstanding FHLB fixed-rate advances, with a maturity of January 2028. Additionally, we had outstanding letters of credit from the FHLB of Des Moines with a notional amount of $14.0 million at December 31, 2025, which was used to secure public fund deposits. We rely in part on FHLB advances to fund asset and loan growth. We also use short-term FHLB advances to meet short-term liquidity needs. We are required to own stock in the FHLB of Des Moines, the amount of which varies based on the level of our advance activity.
From time to time, we also may borrow from the Federal Reserve Bank of San Francisco's "discount window" for overnight liquidity needs. The Company participates in the Federal Reserve's Borrower-in-Custody program, which gives the Company access to the discount window. The Company pledges commercial and consumer loans as collateral for its Borrower-in-Custody line of credit. At December 31, 2025 and 2024, the Company had no outstanding borrowings and unused borrowing capacity of $18.5 million and $20.8 million, respectively, under the Borrower-in-Custody program.
The Company completed a private placement of $12.0 million in aggregate principal of 5.25% Fixed-to-Floating Rate Subordinated Notes (the "subordinated notes") due 2030 resulting in net proceeds, after placement fees and offering expenses, of approximately $11.6 million during the year ended December 31, 2020. The subordinated notes have a stated maturity of October 1, 2030 and bore interest at a fixed rate of 5.25% per year until October 1, 2025. From October 1, 2025 to the maturity date or early redemption date, the interest rate resets quarterly at a variable rate equal to the then current three-month term SOFR, plus 513 basis points. As provided in the subordinated notes, the interest rate on the subordinated notes during the applicable floating rate period may be determined based on a rate other than three-month term SOFR. Prior to October 1, 2025, the Company could redeem the subordinated notes, in whole but not in part, only under certain limited circumstances set forth in the subordinated notes. On October 1, 2025, the subordinated notes became redeemable at the Company’s option, in whole or in part, on any interest payment date. The redemption price is equal to 100% of the principal amount of the subordinated notes being redeemed, together with any accrued and unpaid interest on the subordinated notes being redeemed to but excluding the date of redemption. The Company chose to complete a partial redemption of $4.0 million in principal amount of the subordinated notes on October 1, 2025, the first date on which partial redemptions were allowed, with the remaining $8.0 million continuing to accrue interest according to the floating rate provisions described above.
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
We attract our deposits through our branch offices and web site. Competition for those deposits is principally from commercial banks and credit unions, as well as mutual funds, FinTech companies and other alternative investments. We compete for these deposits by offering superior service, online and mobile access and a variety of deposit accounts at competitive rates. Based on the most recent data provided by the FDIC, there are approximately 45 other commercial banks operating in the Seattle MSA, which includes King, Snohomish and Pierce Counties. Based on the most recent branch deposit data provided by the FDIC, our share of deposits in the Seattle MSA is approximately 0.28%. The five largest financial institutions in that area have 70.9% of those deposits. In Clallam County, there are nine other commercial banks. Our share of deposits in Clallam County was the second highest in the county at approximately 16.31%, with the five largest institutions in that county having 81.5% of the deposits. In Jefferson County there are six other commercial banks. Our share of deposits in Jefferson County is approximately 5.36%, while the five largest institutions in that county have 86.6% of those deposits.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
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
Loans in excess of the supervisory loan-to-value ratio limitations must be identified in Sound Community Bank’s records and reported at least quarterly to Sound Community Bank’s Board of Directors. Sound Community Bank is in compliance with the records and reporting requirements. At December 31, 2025, Sound Community Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were $509 thousand and were within the aggregate limits set forth in the preceding paragraph.
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
The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution applied to its deposit base, which is its average consolidated total assets minus its Tier 1 capital. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. Total base assessment rates currently range from 2.5 to 32 basis points subject to certain adjustments. The FDIC has authority to increase insurance assessments. Any significant increases in insurance assessments in the future may have an adverse effect on the operating expenses and results of operations of the Company.
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
The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. At December 31, 2025, Sound Community Bank’s aggregate recorded loan balances for construction, land development and land loans were 42.4% of CBLR Capital. In addition, at December 31, 2025, Sound Community Bank’s loans on all commercial real estate, including construction, owner and non-owner occupied commercial real estate, and multi-family lending, as defined by the FDIC, were 355.2% of CBLR Capital.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
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

The CBLR is calculated as Tier 1 Capital to average consolidated assets as reported on an institution's regulatory reports. Tier 1 Capital, for the Company and the Bank, generally consists of common stock plus related surplus and retained earnings, adjusted for goodwill and other intangible assets and accumulated other comprehensive amounts (“AOCI”). Qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the "well-capitalized" ratio requirements. A qualifying institution utilizing the CBLR framework whose leverage ratio does not fall more than one percent below the required percentage is allowed a two-quarter grace period in which to increase its leverage ratio back above the required percentage. During the grace period, a qualifying institution will still be considered well capitalized so long as its leverage ratio does not fall more than one percent below the required percentage. If an institution either fails to meet all the qualifying criteria within the grace period or has a leverage ratio that falls more than one percent below the required percentage, it becomes ineligible to use the CBLR framework and must instead comply with generally applicable capital rules, sometimes referred to as Basel III rules. On November 25, 2025, the federal banking agencies, including the FDIC, proposed to lower the CBLR requirement to 8%. Institutions that fail to meet the qualifying criteria after opting into the CBLR framework would have four reporting periods to meet the qualifying criteria again, provided they maintain a leverage ratio above 7% and have not used the grace period for more than eight of the prior 20 quarters. The federal banking agencies also proposed removing the provisions under the CBLR framework that provided temporary relief for qualifying community banks during the COVID-19 outbreak.

At December 31, 2025, the Bank’s CBLR was 10.91%. Management monitors the Bank's capital levels to provide for current and future business opportunities and to maintain Sound Community Bank’s “well-capitalized” status. At December 31, 2025, Sound Community Bank was considered “well-capitalized” under applicable banking regulations.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
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

The Consumer Financial Protection Bureau (“CFPB”), an independent agency within the Federal Reserve, has the authority to amend existing federal consumer protection regulations and implement new regulations, and is charged with examining the compliance of financial institutions with assets in excess of $10 billion with these rules. Sound Community Bank’s compliance with consumer protection rules is examined by the WDFI and the FDIC. In early 2025, CFPB leadership significantly scaled back the agency’s rulemaking, enforcement and supervisory activities, including pausing major enforcement actions, rescinding guidance, and narrowing priorities, which has significantly reduced active oversight of financial institutions. Although statutory consumer protection requirements remain in force, the agency’s diminished operations have created regulatory uncertainty with respect to the supervision and enforcement of the existing consumer financial protection laws.

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
On October 24, 2023, the federal banking agencies, including the FDIC, issued a final rule designed to strengthen and modernize regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. The final rule was published with an April 1, 2024, effective date and staggered compliance dates; however, implementation of the 2023 final rule was stayed by a preliminary injunction. In 2025, the federal banking agencies issued a Joint Notice of Proposed Rulemaking to rescind the 2023 final rule and reinstate the prior CRA regulations. As a result, the Bank will continue to be evaluated under the pre-2023 CRA regulatory framework.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
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

The Bank is authorized to borrow from the Federal Reserve Bank "discount window." An eligible institution need not exhaust other sources of funds before going to the discount window, nor are there restrictions on the purposes for which the institution can use primary credit. At December 31, 2025, the Bank had no outstanding borrowings from the discount window.

Federal Home Loan Bank System. Sound Community Bank is a member of one of the 11 regional FHLBs, each of which serves as a reserve, or central bank, for its members within its assigned region and is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. The FHLBs make loans to members in accordance with policies and procedures, established by the Boards of Directors of the FHLBs, which are subject to the oversight of the Federal Housing Finance Agency. All borrowings from the FHLBs are required to be fully secured by sufficient collateral as determined by the FHLBs. In addition, all long-term borrowings are required to provide funds for residential home financing. Sound Community Bank had $10.0 million of outstanding borrowings with the FHLB of Des

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Moines and an available line of credit of $187.7 million at December 31, 2025. We rely in part on FHLB advances to fund asset and loan growth. We also use short-term funding available on our line of credit with the FHLB of Des Moines.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines based on the Bank's asset size and level of borrowings from the FHLB of Des Moines. At December 31, 2025, the Bank owned $1.1 million in FHLB of Des Moines stock, which was in compliance with this requirement. The FHLB of Des Moines has historically paid quarterly dividends, and the Bank received $153 thousand in dividends from the FHLB of Des Moines during the year ended December 31, 2025.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
State Taxation
We are subject to a business and occupation tax imposed under Washington state law at the rate of 1.5% of gross receipts, as well as personal property and sales tax. Interest received and servicing income both on loans secured by mortgages or deeds of trust on residential properties and certain investment securities are exempt from business and occupation tax.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Employees and Human Capital
At December 31, 2025, we had a total of 92 full-time employees and 30 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.
To facilitate talent attraction and retention, we strive to make Sound Community Bank an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by market-based compensation, benefits, health and welfare programs. At December 31, 2025, approximately 61% of our workforce was female and approximately 39% was male, and women held 69% of the Bank's management roles. The average employee tenure was 6.38 years.
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
The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety, and wellness of our employees. In support of our commitment, our gym reimbursement includes all physical and mental wellness activities. We provide our employees and their families with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. The employment practices we implemented to support flexible work arrangements and employee well-being continue to apply to remote workers and allow us to recruit and retain skilled workers from areas outside our geographic footprint.
A core value of our talent management approach is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and commitment in our employee base which in turn grows our business, our products, and our customers, while adding new employees and external ideas supports a continuous improvement mindset. We believe that our average employee tenure of over six years reflects the engagement of our employees in this talent management philosophy.

Website
We maintain a website; www.soundcb.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own internet access charges, we make available free of charge through its website the Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the SEC. Information pertaining to us, including SEC filings, can be found by clicking the link on our site called “Investor Relations.” For more information regarding access to these filings on our website, please contact our Corporate Secretary, Sound Financial Bancorp, Inc., 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121 or by calling (206) 448-0884.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
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
Substantially all our loans are to businesses and individuals in the state of Washington. Accordingly, local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans. Further, as a result of a high concentration of our customer base in the Puget Sound and eastern Washington state regions, a deterioration in the business environment in these areas, or the financial challenges of one or more large employers in these areas, could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. Broad economic factors such as inflation, unemployment and money supply fluctuations, changes in monetary policy expectations, and volatility in interest rate markets also may adversely affect our profitability. Uncertainty regarding the timing and magnitude of potential interest rate reductions by the Federal Reserve, following a prolonged period of elevated interest rates, may negatively affect borrowing demand, asset yields, deposit pricing, and overall economic activity in our market areas. Furthermore, trade disputes, trade wars, tariffs, or shifts in trade policies between the United States and other nations could disrupt supply chains, increase costs for businesses, and reduce export opportunities for our customers. These developments may, in turn, negatively impact our clients’ operations and, consequently, our financial performance.

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

Moreover, a significant decline in local, regional or national economic conditions caused by inflation, recession, economic slowdown, severe weather, natural disasters, widespread disease or pandemics, sustained higher interest rates, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, trade-related pressures that may affect construction costs or materials availability, unemployment or other factors beyond our control could negatively affect the financial results of our banking operations. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans and leases, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses.
Monetary policy, inflation, deflation, and other external economic factors could adversely impact our financial performance and operations.
Our financial condition and results of operations are influenced by monetary, fiscal, and trade policies, including those of the Federal Reserve, the U.S. Treasury, and other governmental authorities. Actions by these authorities may lead to inflation, deflation, changes in interest rates, or other economic conditions that could materially adversely affect our results of operations. Tariffs, supply-chain disruptions, or rising costs could reduce the ability of our clients, particularly small- and medium-sized businesses, to repay loans, negatively affecting credit quality and financial performance. Prolonged inflation may increase operational costs, including wages and benefits, while fluctuations in interest rates and the yield curve can significantly impact our net interest income. Interest rates may not move in alignment with inflation or deflation, adding uncertainty to the economic environment.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
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
•Commercial and Multifamily Real Estate Loans. Our commercial and multifamily real estate loans generally involve higher principal amounts compared to other loan types, and some commercial borrowers maintain multiple loans with us. Consequently, an adverse development in any single loan or credit relationship can significantly heighten our exposure to potential losses, far more than the impact of a similar development in a one-to-four family residential mortgage loan. The repayment of these loans relies on income generated from the property securing the loan. This income must sufficiently cover operational expenses and debt service. Economic fluctuations or shifts in local market conditions may adversely affect the property's income, posing potential repayment challenges. Moreover, a substantial portion of our commercial and multifamily real estate loans do not fully amortize and include substantial balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the property, and refinancing may be difficult or unavailable due to elevated interest rates, tighter underwriting standards, declining property values, or reduced lender appetite, heightening the risk of default or non-payment. In the event of a foreclosure on a commercial or multifamily real estate loan, our holding period for the collateral tends to be longer compared to one-to-four family residential loans. This extended holding period results from a limited pool of potential purchasers for the collateral.
In recent years, the commercial real estate market has experienced substantial growth, with increased competition contributing to historically low capitalization rates and rising property values. More recently, the commercial real estate market has been affected by higher interest rates, tighter credit conditions, and changing economic and workplace dynamics. The adoption of remote and hybrid work models has led many companies to re-evaluate their long-term real estate needs. Although certain employers have increased in-office requirements, others are downsizing or shifting to hybrid models, and demand for office space in certain markets has remained structurally lower than pre-pandemic levels, creating uncertainty in demand for office space and other commercial properties. This trend could result in prolonged vacancies, declining rental income, refinancing challenges, and reduced property values, particularly for

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
certain property types or markets, adversely affecting the performance of our commercial real estate loan portfolio. Federal banking regulators have increased supervisory focus on commercial real estate exposures, particularly with respect to refinancing risk, collateral valuation, and borrower equity levels, which may subject us to heightened examination scrutiny, additional risk management expectations, or more conservative supervisory expectations. Failures in our risk management policies and controls could lead to higher delinquencies and losses, adversely affecting our business, financial condition, and results of operations.

•Commercial Business Loans.  Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. A borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Most often, this collateral includes accounts receivable, inventory, equipment or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing commercial business loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business.
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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
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
The determination of the appropriate allowance for credit losses involves a significant degree of subjectivity and judgment, relying on substantial estimates of both current credit risks and future economic and portfolio trends, all of which are subject to change. Inaccuracies in our estimates could result in an allowance for credit losses that is insufficient to absorb actual losses, and changes in economic forecasts, borrower performance, or asset-class conditions may result in period-to-period volatility in our provision for credit losses, which could adversely impact our net income. Additionally, significant portfolio growth, the introduction of new loan products, or increased refinancing activity may result in portfolios consisting of unseasoned loans that may not perform as anticipated, increasing the risk that our allowance for credit losses may prove inadequate without additional provisions.

Environmental and climate-related events, including wildfires, flooding, mudslides, hurricanes, or other natural disasters, including recent events in our market regions, may adversely affect borrowers’ ability to repay loans, reduce the value of collateral, and increase uncertainty in estimating credit losses. These factors may require increases to our allowance for credit losses to account for elevated credit risks.

Bank regulatory agencies periodically review our allowance for credit losses and related methodologies and, based on their assessments, may require increased provisions or loan charge-offs. A material deterioration in the credit quality of our loan portfolio, significant changes in the risk profile of markets, industries, or customer groups, or an inadequately maintained allowance for credit losses could have a material adverse effect on our business, financial condition, liquidity, capital, and results of operations.

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
The yields we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities are generally fixed for a contractual period of time. Like many financial institutions, our liabilities generally have shorter contractual maturities than our assets. This mismatch exposes us to significant earnings volatility as market interest rates fluctuate. Shifts in interest rates can also impact the average lifespan of loans and mortgage-backed securities. In periods of interest rate volatility, prolonged elevated rates, or an uncertain rate-cutting environment, the growth rate of interest income from our interest-earning assets might lag behind the accelerating interest expenses on our interest-bearing liabilities or decline more rapidly than anticipated as assets reprice. In addition, periods of declining or volatile interest rates, or changes in borrower refinancing behavior, may trigger increased loan prepayments and mortgage-backed security redemptions. This introduces reinvestment risk, where the challenge lies in reinvesting prepayments at rates comparable to those initially earned on the prepaid loans or securities. Moreover, changes in the shape of the interest rate yield curve, including an inverted or rapidly flattening yield curve, can compress a financial institution’s net interest margin. This poses financial risks, particularly for institutions that originate longer-term, fixed-rate mortgage loans. As of December 31, 2025, approximately 50.1% of our loan portfolio consisted of fixed-rate loans, potentially exposing us to these risks.
Rising rates can also increase the cost of deposits and other funding sources. If deposit and borrowing rates rise faster than loan and investment yields, our net interest income and overall earnings could decline. Additionally, adjustable-rate residential mortgage loans and home equity lines of credit may face increased default risks in a rising rate environment.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
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
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for credit losses on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports. Changes in interest rates can also adversely affect our financial condition, as our AFS securities are reported at their estimated fair values and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the AFS securities, net of taxes. Declines in market value could result in credit losses on these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. At December 31, 2025, we had no allowance for credit losses on securities.
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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
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
The banking industry is extensively regulated. Federal banking regulations are designed primarily to protect the deposit insurance funds and customers, not to benefit a company’s shareholders. These regulations may sometimes impose significant limitations on our operations. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulation or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a material impact on our operations, impact the capital or liquidity requirements applicable to us, increase our costs of regulatory compliance and of doing business, and adversely affect our profitability. In this regard, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”), published guidelines in 2014 for financial institutions servicing cannabis businesses that are legal under state law. These guidelines generally allow us to work with cannabis-related businesses that are operating in accordance with state laws and regulations, so long as we comply with required regulatory oversight of their accounts with us. Legislation has previously been introduced in Congress that would allow banks and financial institutions to serve cannabis businesses in states where it is legal without any risk of federal prosecution but has yet to be enacted. At December 31, 2025, approximately 3.6% of our total deposits and a portion of our service charges from deposits are from legal cannabis-related businesses.
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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
and results of operations. See “Part I, Item 1. Business - How We Are Regulated” in this Form 10-K for more information about the laws and regulations to which we are subject.
The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.
The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending, should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100% or more of the bank’s total regulatory capital (or in the case of a bank, such as the Bank, that has elected to follow the CBLR framework, CBLR Capital (Tier 1 capital plus the entire allowance for loan and lease losses), or (ii) total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total regulatory capital or CBLR Capital, as appropriate, and the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of their real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. At December 31, 2025, Sound Community Bank’s aggregate recorded loan balances for construction, land development and land loans were 42.4% of CBLR Capital. In addition, at December 31, 2025, Sound Community Bank’s loans on all commercial real estate, including construction, owner and non-owner occupied commercial real estate, and multi-family lending, as defined by the FDIC, were 355.2% of CBLR Capital. Although our total commercial real estate loans exceeded 300% of CBLR Capital at December 31, 2025, the outstanding balance of our commercial real estate loan portfolio has not increased by 50% or more during the preceding 36 months. Our banking regulators may nevertheless determine that the level of our commercial real estate lending warrants enhanced risk management practices. Regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.
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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
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
In recent years, companies have faced scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social, and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds, and influential investors are also focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions, and human rights. Increased ESG-related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements, or investor or stakeholder expectations and standards, could negatively impact our reputation, ability to do business with certain partners, and our stock price.

Recent changes in the regulatory landscape and shifting federal priorities have moved toward a reduction in emphasis on certain ESG priorities, particularly around climate change and diversity, equity, and inclusion (“DEI”). This shift is leading to the rollback of regulations that mandate specific disclosures and operational practices in these areas. However, some stakeholder groups continue to demand greater transparency and action, resulting in a complex and potentially conflicting environment for companies. If regulatory enforcement of ESG-related policies becomes less stringent, companies may face reputational risks if their practices are seen as insufficient or inconsistent with broader societal expectations, especially related to DEI and environmental stewardship. As a result, navigating this evolving regulatory and public opinion landscape may require us to balance compliance with regulatory requirements against maintaining investor, customer, and stakeholder trust.
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
Raising funds through deposits, borrowings, loan sales, or sales of investment securities is essential for our liquidity. We primarily rely on customer deposits and occasionally borrow from entities like the FHLB of Des Moines, the Federal Reserve, and other wholesale funding sources. Several factors influence our liquidity, including (i) interest rate trends and competition affecting deposit flows and loan prepayments and (ii) potential limitations arising from changes in FHLB of Des Moines’ underwriting guidelines, which could restrict our borrowing capacity. While in prior periods we have successfully replaced maturing deposits and borrowings, deposit balances across the banking industry have become more rate-sensitive and responsive to market perceptions, and future replacements may be challenged by shifts in our financial condition, FHLB of Des Moines’ status, or market conditions.
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
The effects of climate change continue to raise significant concerns about the state of the environment. Federal and state policy approaches to climate change continue to evolve, and changes in legislative or regulatory priorities could alter the requirements and expectations placed on businesses, including banks, to address climate-related risks.
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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
the effects of climate change and their unknown long-term impacts could still have a material adverse effect on our financial condition and results of operations.
If our enterprise risk management framework is not effective at mitigating risks we face, we could suffer unexpected losses and our results of operations could be materially adversely affected.
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
We are reliant on our ability to manage data and our ability to aggregate data in an accurate and timely manner to ensure effective risk reporting and decision-making. Deficiencies in how data is acquired, validated, stored, protected, or processed, as well as the manual nature of many of our data management and aggregation processes, could lead to human error or system failures. Inaccurate, incomplete, or delayed data could limit our ability to identify, measure, and manage current and emerging risks, impair management decision-making, and hinder our ability to respond to changing business conditions. These shortcomings could also adversely affect our financial reporting, regulatory compliance, operational efficiency, and strategic initiatives. Any of these outcomes could materially and adversely affect our business, financial condition, results of operations, and growth prospects.

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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
The Company is a separate legal entity from its subsidiary bank and does not have significant operations of its own. The long-term ability of the Company to pay dividends to its stockholders, repurchase its stock and make debt payments is based primarily upon the ability of the Bank to make capital distributions to the Company, and on the availability of cash at the holding company level. The availability of dividends from the Bank is limited by the Bank's earnings and capital, as well as various statutes and regulations. Under certain circumstances, capital distributions from the Bank to the Company may be subject to regulatory approvals. If the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock, repurchase its common stock or make payments on its outstanding debt. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations, and future prospects and the value of the Company's common stock. At December 31, 2025, Sound Financial Bancorp had $1.4 million in unrestricted cash to support dividend and debt payments. See "Part I. Item 1. Business—How We Are Regulated—Regulation of Sound Community Bank—Capital Rules” and “—Regulation of Sound Financial Bancorp—Limitations on Dividends and Stock Repurchases" for additional information.

Item 1B.    Unresolved Staff Comments
Not applicable.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Item 1C.    Cybersecurity
Risk Management and Strategy
Our enterprise risk management program is designed to identify, measure, monitor and control significant risks across various aspects of the Company. Cybersecurity risk management processes are integrated into this program, given the increasing reliance on technology and potential of cyber threats.
Our cybersecurity risk management program contains eleven key elements: Information Security Policies, Strategic Planning, Risk Assessment, Audit and Examination, Business Continuity Planning, Incident Response Planning, Third-Party Due Diligence, Cyber Insurance Coverage, Employee Training and Testing, Patch and Vulnerability Management, and the National Institute of Standards and Technology (“NIST”) framework.
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
The Company’s approach to managing cybersecurity risks is shaped by insights from the NIST Cyber Security Framework (“CSF”) 2.0, a tool designed for assessing and improving cybersecurity practices. This tool undergoes a thorough examination by an independent third-party on an annual basis to ensure an unbiased and comprehensive evaluation. In its most recent assessment in 2025, the NIST CSF 2.0 identified that the Company is operating at an acceptable level of cyber maturity. This means the Company is effectively handling the inherent risks it faces in five critical areas: cyber risk management and oversight, collaboration on threat intelligence, implementation of cybersecurity controls, management of external dependencies, and resilience in handling cyber incidents.
To stay ahead of potential cybersecurity challenges, the Company has established a formal process. This process is activated whenever the NIST CSF 2.0 or the ISSC identifies changes in inherent risks. In response, the Company proactively updates its cybersecurity objectives, policies, and tactical goals. This ensures that the Company’s cybersecurity strategy remains responsive, continuously adapting to emerging threats and evolving industry standards.
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
Further, to enhance cybersecurity awareness, reduce vulnerability, and foster consideration of cybersecurity threats, our employees and the Board of Directors attend annual trainings. Specific role-based training is mandatory for certain employees, tailored to their duties.
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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
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

Item 2.    Properties
We operate in the Seattle MSA, which includes King County (which includes the city of Seattle), Pierce County and Snohomish County in the Puget Sound region. We also operate in Clallam and Jefferson Counties on the North Olympic Peninsula of Washington. We serve these markets through our headquarters in Seattle and eight branch offices, four located in the Seattle MSA, three in Clallam County and one in Jefferson County. We have provided notice that the Tacoma branch, located in the Seattle MSA (Pierce County), will close in April 2026 as part of ongoing strategic consolidation efforts. We also have a loan production office in the Madison Park neighborhood of Seattle.
Six of our nine offices, including our headquarters, are leased, and each of the leases include renewal options, with the obligation to cover property taxes and operating expenses. Our total rental expense was $1.1 million for both the year ended December 31, 2025 and the year ended December 31, 2024. The aggregate net book value of our land, buildings, leasehold improvements, furniture and equipment was $4.2 million at December 31, 2025. See also "Note 7—Premises and Equipment" in the Notes to Consolidated Financial Statements contained in "Part II. Item 8. Financial Statements and Supplementary Data" of this report on Form 10-K. In the opinion of management, our existing facilities are adequate and suitable for our current needs. We may consider opening additional banking offices in subsequent years to enhance service to existing clients and attract new ones; however, we have no current plans to open any new branches.
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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Item 3.    Legal Proceedings
We are involved as plaintiff or defendant, from time to time, in various legal actions arising in the normal course of business. We do not anticipate incurring any material legal fees or other material liability as a result of any currently pending litigation.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of Sound Financial Bancorp is listed on The NASDAQ Capital Market under the symbol “SFBC.” There were approximately 243 holders of record of our common stock at March 3, 2026.
Sound Financial Bancorp has historically paid cash dividends to its common stockholders. In 2025, the Company paid quarterly cash dividends totaling $0.76 per share for the year, and currently pays a quarterly cash dividend of $0.21 per share. Our cash dividend policy is reviewed regularly by management and the Board of Directors. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. We currently expect our quarterly cash dividends will continue for the foreseeable future. No assurances, however, can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from Sound Community Bank, which are restricted by federal and state regulations.
Equity Compensation Plan Information
The equity compensation plan information presented in “Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K is incorporated herein by reference.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended December 31, 2025:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025	—	$—	—	$—
November 1, 2025 - November 30, 2025	2,329	44.81	—	—
December 1, 2025 - December 31, 2025	577	44.23	—	—
Total	2,906	$44.69	—	$—

(1)Includes the surrender of shares of Company common stock that the participants already own as payment of the exercise price for stock options. Shares surrendered by participants in the equity incentive plans are repurchased pursuant to the terms of the plan and applicable award agreement and not pursuant to publicly announced share repurchase programs.

Item 6.    [Reserved]

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis reviews our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes included in Part II, Item 8 of this Form 10-K.

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
We originated $32.0 million and $39.9 million of one-to-four family loans during the years ended December 31, 2025 and 2024, respectively. We had no purchases of one-to-four family loans during the years ended December 31, 2025 and 2024. During those two years, we sold $14.0 million and $14.2 million, respectively, of one-to-four family loans.
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
Our commercial loan portfolio (commercial and multifamily real estate and commercial business loans) totaled $425.1 million or 46.8% of our loan portfolio at December 31, 2025, up from $387.1 million or 42.9% of our loan portfolio at December 31, 2024. Our consumer loan portfolio, which includes manufactured and floating homes and other consumer loans, was $147.0 million or 16.1% of our loan portfolio at December 31, 2025, compared to $145.3 million or 16.2% of our loan portfolio at December 31, 2024.
Our operating revenues are derived principally from earnings on interest-earning assets, service charges and fees, and gains on the sale of loans. During 2025, the elevated interest rate environment continued to exert downward pressure on our net gain on sale of loans and contributed to higher borrowing costs, which modestly affected our net interest income and net interest margin. While interest expense on deposits also increased, the rates earned on our loan portfolio continued to reprice at higher yields, partially offsetting these pressures. Deposit costs began trending downward during the latter part of 2025 following rate reductions by the Federal Reserve Board.
To meet our funding requirements, we rely on a variety of sources, including retail and brokered deposits, FHLB advances, borrowings through the Federal Reserve, and cash received from loan and securities payments. We offer a broad range of deposit accounts, including savings, money market, NOW (negotiable order of withdrawal), interest-bearing and noninterest-bearing demand accounts, and certificates of deposit, providing customers with flexibility in interest rates and account terms to meet their financial needs.

The provision for credit losses, or the release of such provision, is essential for maintaining the ACL at a level sufficient to cover estimated lifetime credit losses in our loan portfolio, including unfunded loan commitments. An increase in our loan portfolio or a rise in estimated lifetime credit losses may result in additional provisions for credit losses, thereby decreasing net income. However, improvements in loan risk ratings, increased property values, or recoveries of previously charged-off amounts may partially or fully offset the required increase in the ACL due to factors such as loan growth or an increase in estimated lifetime losses on loans and unfunded loan commitments. We recorded a provision for credit losses of $127 thousand for the year ended December 31, 2025, consisting of a provision for credit losses on loans of $212 thousand and a release of provision for credit losses on unfunded commitments of $86 thousand, compared to a release of provision for credit losses of $120 thousand for the year ended December 31, 2024, consisting of a release of provision for credit losses on loans of $161

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
thousand and a provision for credit losses on unfunded commitments of $41 thousand. The provision recorded in 2025 primarily reflected loan growth and changes in portfolio composition, partially offset by stable credit quality trends.
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

Recent Accounting Standards
For a discussion of recent accounting standards, see “Note 2—Accounting Pronouncements Recently Issued or Adopted” in the Notes to Consolidated Financial Statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K.

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
We continuously evaluate and update our critical accounting estimates and judgments based on changing conditions. As part of our ongoing enhancement of the ACL methodology, during the year ended December 31, 2025, we made changes to benchmark ratios and the annual loss driver analysis. This change in the ACL is not considered a change in accounting estimate as per ASC 250-10 provisions.
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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
modified loss rates, assuming a worse-case economic scenario. Risk levels are categorized as minor, moderate, major, no change, and improvement, segmenting the gap between the Low Watermark and High Watermark.
In evaluating the results of the sensitivity analysis, the qualitative factor adjustment provided the largest change in the ACL. If all qualitative factors were adjusted from the base model to the High Watermark, the estimated ACL on loans would increase to $26.6 million (2.96%). However, considering all relevant information, management estimated pooled loan losses to range between the base model of $6.6 million (0.73%) and, with all qualitative factors assigned a minor risk level, $13.3 million (1.47%). This evaluation included an assessment of changes to business risks and alignment with the Company’s overall strategy and objectives. Management determined that the Company’s overall strategy and objectives remained constant during the quarter compared to the look-back period. The historical look-back period and loss rate serve as the foundation of the ACL methodology, considering both our loss history and peer loss rates. No historical or recent experience has indicated notable deviations from management’s assessments.
Mortgage Servicing Rights.  We record MSRs on loans sold to Fannie Mae with servicing retained, as well as on acquired servicing rights. We stratify our capitalized MSRs based on the type, term and interest rates of the underlying loans. MSRs are carried at fair value. The fair value is determined using a discounted cash flow analysis that incorporates assumptions for interest rates, prepayment speeds, weighted average life, and delinquency rates. All of these assumptions require a significant degree of management judgment. Changes in these assumptions could materially affect the fair value of our MSRs. We use a third party to assist us in the preparation of the analysis of the market value each quarter.
We performed a sensitivity analysis assuming permanent changes in market interest rates. We assumed changes in market interest rates of +/- 100 and 200 basis points. Under each scenario, we modified both the assumed prepayment speeds and the interest rate earned on float. Prepayment speeds were assumed to increase under declining rate scenarios and decrease under rising rate scenarios. Based on the modeling with these revised assumptions, the valuation of the mortgage servicing rights ranged from 56 basis points under the -200 basis point scenario to 121 basis points under the +200 basis point scenario. Historical experience and recent performance have not indicated material deviations from management’s assessments.

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
Maintaining Strong Asset Quality.  We believe that strong asset quality is a key to our long-term financial success. We are focused on monitoring existing performing loans, resolving nonperforming assets and selling foreclosed assets. Nonperforming assets were $6.1 million, or 0.56% of total assets, at December 31, 2025 compared to $7.5 million, or 0.75% of total assets, at December 31, 2024. We continually seek to reduce the level of nonperforming assets through collections, modifications and sales of OREO. We also take proactive steps to resolve our non-performing loans, including negotiating payment plans, forbearances, loan modifications and loan extensions on delinquent loans when such actions have been deemed appropriate. Our goal is to maintain or improve upon our level of nonperforming assets by managing all segments of our loan portfolio in order to proactively identify and mitigate risk.
Improving Earnings by Expanding Product Offerings. We intend to prudently maintain the percentage of our assets consisting of higher-yielding commercial and multifamily real estate and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest-rate fluctuations than one-to-four family mortgage loans, while remaining focused on residential lending. In addition, we continue to focus on consumer loan products, such as floating and manufactured home loans. With our long experience and expertise in residential lending, we believe we can capture mortgage banking opportunities and grow consumer deposits. We continue to develop correspondent relationships to sell nonconforming mortgage loans servicing released. We also intend to selectively add products to further diversify revenue sources and to capture more of each client's banking relationship by offering additional services. We continue to refine our products and services for additional business and to automate processes in an effort to improve customer service. We intend to further build relationships with medium and small businesses through new and improving existing service offerings, including remote deposit.
Emphasizing Lower Cost Core Deposits to Manage the Funding Costs of Our Loan Growth.  Our strategic focus is to emphasize total relationship banking with our clients to internally fund loan growth. We also seek to reduce our need for wholesale funding sources, including FHLB advances, through the continued growth of core deposits. We believe that a continued focus on client relationships will help increase the level of core deposits and retail certificates of deposit from consumers and businesses in our market area. We intend to increase demand deposits by growing retail and business banking

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
relationships. New technology and services are generally reviewed for business development and cost saving opportunities. We continue to experience growth in client use of our online and mobile banking services, which allow clients to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying, while providing them with greater flexibility and convenience in conducting their banking. In addition to our retail branches, we believe we maintain state of the art technology-based products, such as business cash management, business remote deposit products, business and consumer mobile banking applications and consumer remote deposit products. Total deposits increased to $948.9 million at December 31, 2025, from $837.8 million at December 31, 2024, with core deposits, which we define as non-time deposit accounts and time deposit accounts of less than $250 thousand, increasing $78.5 million to $809.5 million at December 31, 2025, from $731.0 million at December 31, 2024.
Maintaining Our Client Service Focus.  Exceptional service, local involvement (including volunteering and contributing to the communities where we do business) and timely decision-making are integral parts of our business strategy. Our employees understand the importance of delivering exemplary customer service and seeking opportunities to build relationships with our clients to enhance our market position and add profitable growth opportunities. We compete with other financial service providers by relying on the strength of our customer service and relationship banking approach, including developing an enhanced online banking user experience, significantly increasing usage and client satisfaction as identified by app scores, as well as implementing remote notary services for mortgage loan originations. We believe that one of our strengths is that our employees are also significant stockholders through our ESOP and 401(k) plans. We also offer incentives that are designed to reward employees for achieving high-quality client relationship growth.
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
Comparison of Financial Condition at December 31, 2025 and December 31, 2024

	As of December 31,
	2025	2024
Selected Financial Condition Data:
Total assets	$1,092,173	$993,633
Cash and cash equivalents	138,453	43,641
Total loans held for portfolio, net	896,928	891,672
Loans held-for-sale	542	487
AFS securities, at fair value	7,699	7,790
HTM securities, at amortized cost	1,892	2,130
Bank-owned life insurance (“BOLI”), net	23,327	22,490
OREO and repossessed assets, net	344	—
Mortgage servicing rights, at fair value	4,183	4,769
FHLB stock, at cost	1,060	1,730
Total deposits	948,875	837,799
Borrowings	10,000	25,000
Subordinated notes, net	7,801	11,759
Stockholders' equity	109,399	103,666
General.  Total assets increased by $98.5 million, or 9.9%, to $1.1 billion at December 31, 2025, from $993.6 million at December 31, 2024. This increase was primarily a result of higher balances of cash and cash equivalents and an increase in loans held-for-portfolio.

Cash and Securities.  Cash, cash equivalents, AFS securities and HTM securities increased by $94.5 million, or 176.4%, to $148.0 million at December 31, 2025 compared to the prior year-end. Cash and cash equivalents increased $94.8 million, or 217.3%, to $138.5 million at December 31, 2025 compared to the prior year-end due to higher deposit balances, including the

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
effects of a strategic decision to utilize cash balances to sell reciprocal deposits at the end of 2024 and bring them back onto the balance sheet in early 2025, partially offset by an increase in loans held-for-portfolio and the partial repayment of borrowings and partial redemption of subordinated notes during the fourth quarter of 2025. AFS securities decreased $91 thousand, or 1.2%, to $7.7 million at December 31, 2025 and HTM securities decreased $238 thousand, or 11.2%, to $1.9 million at December 31, 2025, compared to the 2024 year end, primarily due to regularly scheduled payments and maturities, and net unrealized losses resulting from the increases in market interest rates during the past 12 months.
Loans.  Gross loans held-for-portfolio increased $5.8 million, or 0.6%, to $907.6 million at December 31, 2025 from $901.8 million at December 31, 2024. Loans held-for-sale increased to $542 thousand at December 31, 2025 from $487 thousand at December 31, 2024, primarily due to timing of originations.
The following table reflects the changes in the loan mix, excluding premiums and deferred fees, of our loan portfolio at December 31, 2025, as compared to December 31, 2024 (dollars in thousands):

	December 31,		Amount	Percent
	2025	2024	Change	Change
One-to-four family	$253,841	$269,684	$(15,843)	(5.9)%
Home equity	31,468	26,686	4,782	17.9
Commercial and multifamily	409,729	371,516	38,213	10.3
Construction and land	50,261	73,077	(22,816)	(31.2)
Manufactured homes	43,080	41,128	1,952	4.7
Floating homes	87,315	86,411	904	1.0
Other consumer	16,571	17,720	(1,149)	(6.5)
Commercial business	15,378	15,605	(227)	(1.5)
Total loans	$907,643	$901,827	$5,816	0.6
Commercial and multifamily loans saw the largest increase, rising by $38.2 million, or 10.3%, driven by new originations and the conversion of construction projects to permanent financing, partially offset by pay-downs and normal payment amortization. Home equity loans grew by $4.8 million, or 17.9%, as demand for this product remains high with homeowners utilizing their home equity lines to access liquidity as opposed to paying off their lower rate mortgages. Manufactured home loans rose by $2.0 million, or 4.7%, reflecting affordability of these homes in the current market as well as internal efficiencies in how we process these loans. These increases were partially offset by declines in other loan categories. Construction and land loans experienced the largest decrease, declining by $22.8 million, or 31.2%, largely due to project completions and a slowdown in new financing activities amid continuing elevated interest rates, as well as the payoff of a $17.0 million loan that had been risk rated as special mention. One-to-four family loans declined by $15.8 million, or 5.9%, due to loan repayments exceeding new originations. Additionally, other consumer loans decreased by $1.1 million, or 6.5%.
The loan portfolio remained well-diversified at December 31, 2025, with commercial and multifamily real estate loans accounting for 45.1% of the total loan portfolio, one-to-four family real estate loans, including home equity loans, accounting for approximately 31.4% of the total loan portfolio and consumer loans, consisting of manufactured homes, floating homes, and other consumer loans, accounting for 16.1% of the total loan portfolio. Construction and land loans accounted for 5.5% of the total loan portfolio and commercial business loans accounted for the remaining 1.7% of the total loan portfolio at December 31, 2025.
At December 31, 2025, loans secured by commercial real estate represented 355.2% of CBLR Capital. While this level exceeds the 300% monitoring threshold established under interagency guidance for commercial real estate concentrations, the Company has not experienced growth in its commercial real estate portfolio of 50% or more over the preceding 36 months. Management monitors commercial real estate concentration levels in relation to capital and has implemented risk management practices, including underwriting standards and portfolio stress testing, designed to ensure that capital levels remain commensurate with the risks inherent in this portfolio segment.
At December 31, 2025 and 2024, there were $509 thousand and $526 thousand, respectively, of real estate secured loans that had loan-to-value ratios above supervisory guidelines.
Nonperforming Assets.  Nonperforming assets, comprised of nonperforming loans (nonaccrual loans and nonperforming modified loans to troubled borrowers) and OREO and repossessed assets, decreased $1.4 million, or 18.2%, to $6.1 million, or 0.56% of total assets, at December 31, 2025 from $7.5 million, or 0.75% of total assets, at December 31, 2024.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
The table below sets forth the amount of nonperforming assets at the dates indicated (dollars in thousands):

	Nonperforming Assets
	December 31, 2025	December 31, 2024	Amount Change	Percent Change
Total nonperforming loans	$5,782	$7,491	$(1,709)	(22.8)%
OREO and repossessed assets	344	—	344	—
Total nonperforming assets	$6,126	$7,491	$(1,365)	(18.2)%

The decrease in nonperforming assets reflects payoffs totaling $7.9 million, loans returning to accrual status of $335 thousand, and net charge-offs of $281 thousand, partially offset by the placement of $7.1 million of loans on nonaccrual status and $344 thousand of new OREO properties.

Total nonperforming loans were $5.8 million at December 31, 2025, with the largest nonperforming loan totaling $2.0 million and secured by a multi-family property, which was adequately collateralized. Commercial and multifamily loans represented $3.2 million, or 51.6% of total nonperforming loans, reflecting a concentration in larger relationships. At December 31, 2025, one-to-four family nonperforming loans totaled $1.6 million, or 26.1% of total nonperforming loans, with the remaining balance primarily comprised of manufactured home loans, home equity loans, and other consumer loans. OREO and repossessed assets totaled $344 thousand, or 5.6% of total NPAs, at December 31, 2025. Nonperforming loans were 0.64% of total loans at December 31, 2025, compared to 0.83% of total loans at December 31, 2024. No loans were 90 days or more past due and still accruing at either date.
Allowance for Credit Losses.  The following table reflects the adjustments in our ACL during the periods indicated (dollars in thousands):

	Year Ended December 31,
	2025	2024
ACL — Loans:
Balance at beginning of period	$8,499	$8,760
Charge-offs	(135)	(122)
Recoveries	29	22
Net charge-offs	(106)	(100)
Provision for (release of) credit losses	212	(161)
Balance at end of period	$8,605	$8,499
ACL - Unfunded Loan Commitments:
Balance at beginning of period	234	193
(Release of) provision for credit losses	(86)	41
Balance at end of period	148	234
ACL	$8,753	$8,733
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.01)%	(0.01)%
The ACL for loans increased $106 thousand, or 1.2%, to $8.6 million at December 31, 2025, from $8.5 million at December 31, 2024, while the ACL for unfunded loan commitments decreased $86 thousand, or 36.8% to $148 thousand at December 31, 2025, from $234 thousand at December 31, 2024. The changes in the balances were primarily due to updates to assumptions in the model related to our annual review completed during 2025, which included changes to benchmark ratios and the annual loss driver analysis, and a larger loan portfolio. Additionally, qualitative adjustments applied to certain loan segments, specifically consumer and construction loans, reflecting increased uncertainty in market conditions tied to the impact of tariffs and other external factors affecting our clients, contributed to the change in balances. Expected credit loss estimates consider various factors, including market conditions, borrower-specific information, projected delinquencies, and anticipated effects of economic trends on borrowers' ability to repay. See “Comparison of Results of Operations for the Years Ended December 31, 2025 and 2024 — Provision for Credit Losses.”
Mortgage Servicing Rights.  The fair value of MSRs was $4.2 million at December 31, 2025, compared to $4.8 million at December 31, 2024. We record MSRs on loans sold with servicing retained and upon acquisition of a servicing portfolio. MSRs are carried at fair value. If the fair value of our MSRs fluctuates significantly, our financial results could be materially impacted.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
The decrease in fair value from the prior year end is primarily due to a smaller servicing portfolio and an adjustment during 2025 related to interest rate declines and changes in valuation assumptions. See "Note 6—Mortgage Servicing Rights" in the Notes to Consolidated Financial Statements contained in "Part II. Item 8. Financial Statements and Supplementary Data" of this report on Form 10-K for a summary of the significant valuation assumptions.
Deposits. Total deposits increased $111.1 million to $948.9 million at December 31, 2025, compared to the prior year-end. The increase in total deposits primarily was the result of a $125.5 million, or 60.9%, increase in money market accounts. Management attributes this increase primarily to the strategic decision to sell reciprocal money market deposits at the end of 2024 and bring them back onto the balance sheet in early 2025, as well as interest rate sensitive clients moving a portion of their non-operating deposit balances from lower interest-bearing demand and savings accounts into higher interest-bearing money market accounts. Certificate accounts increased $3.8 million, or 1.3%, to $299.6 million at December 31, 2025, compared to the 2024 year-end. Interest-bearing demand and saving accounts decreased $16.5 million, or 11.6%, and $1.8 million, or 2.9%, respectively, from December 31, 2024 to December 31, 2025. Noninterest-bearing demand accounts (excluding escrow accounts) decreased $267.5 thousand, or 0.2%, in 2025, compared to 2024.
A summary of deposit accounts with the corresponding weighted-average cost at December 31, 2025 and 2024 is presented below (dollars in thousands):

	December 31, 2025		December 31, 2024
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$129,828	—%	$130,095	—%
Interest-bearing demand	125,634	0.27	142,126	0.34
Savings	59,478	0.10	61,252	0.10
Money market	331,604	3.13	206,067	3.60
Certificates of deposit	299,593	3.89	295,822	4.57
Escrow(1)	2,738	—	2,437	—
Total	$948,875	2.31%	$837,799	2.63%
(1)Escrow balances shown in noninterest-bearing deposits on the Consolidated Balance Sheets.
Scheduled maturities of time deposits at December 31, 2025, are as follows (in thousands):

Year Ending December 31,	Amount
2026	$270,638
2027	14,587
2028	12,130
2029	403
2030	1,835
Thereafter	—
$299,593
Savings, demand, and money market accounts have no contractual maturity. Certificates of deposit have maturities of five years or less.
Deposit amounts in excess of $250,000 are not federally insured. As of December 31, 2025, uninsured deposits totaled $184.7 million, which represented 19.5% of total deposits, as compared to uninsured deposits of $167.3 million, or 20.0% of total deposits as of December 31, 2024. The aggregate amount of time deposits in denominations of more than $250,000 at December 31, 2025 and December 31, 2024, totaled $112.4 million and $90.9 million, respectively. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.
Borrowings.  FHLB advances totaled $10.0 million at December 31, 2025, down from $25.0 million at December 31, 2024, due to the early repayment of a $15.0 million FHLB advance during the fourth quarter of 2025. FHLB advances are primarily used to support organic loan growth and maintain liquidity in line with our asset/liability objectives. Outstanding FHLB advances at December 31, 2025 mature in early 2028. Subordinated notes, net, decreased to $7.8 million at December 31, 2025 from $11.8 million at December 31, 2024, reflecting a $4.0 million partial redemption on the first scheduled repricing date of October 1, 2025, as part of a strategic decision to reduce higher cost debt and repurpose cash. For additional information regarding our

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
borrowings, see “Note 10—Borrowings, FHLB Stock and Subordinated Notes” in the Notes to Consolidated Financial Statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K.
Stockholders' Equity.  Total stockholders’ equity increased $5.7 million, or 5.5%, to $109.4 million at December 31, 2025, from $103.7 million at December 31, 2024. This increase primarily reflects $7.2 million in net income for the year ended December 31, 2025, $303 thousand in share-based compensation, $198 thousand in unrealized gains on our securities portfolio resulting in other comprehensive income, net of tax, and $151 thousand in common stock options exercised, partially offset by the payment of cash dividends of $1.9 million to common stockholders and stock surrendered of $130 thousand to satisfy tax withholding obligations upon the vesting of restricted stock during the year ended December 31, 2025.

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

	Year Ended December 31,
	2025			2024
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable(1)(2)	$902,033	$52,950	5.87%	$896,690	$50,499	5.63%
Investments	11,354	477	4.20	12,468	508	4.07
Cash and cash equivalents	99,482	4,130	4.15	124,259	6,367	5.12
Total interest-earning assets (2)	1,012,869	57,557	5.68%	1,033,417	57,374	5.55
Interest-bearing liabilities:
Savings and money market accounts	347,413	9,012	2.59	316,004	9,145	2.89
Demand and NOW accounts	134,543	410	0.30	151,528	568	0.37
Certificate accounts	292,514	11,486	3.93	312,751	14,363	4.59
Subordinated notes	10,774	701	6.51	11,740	672	5.72
Borrowings	23,769	1,021	4.30	37,623	1,624	4.32
Total interest-bearing liabilities	809,013	22,630	2.80%	829,646	26,372	3.18%
Net interest income		$34,927			$31,002
Net interest rate spread			2.89%			2.37%
Net earning assets	$203,856			$203,771
Net interest margin			3.45%			3.00%
Average interest-earning assets to average interest-bearing liabilities		125.20%			124.56%
Total deposits	900,746	20,908	2.32%	911,424	24,076	2.64%
Total funding(3)	935,289	22,630	2.42%	960,787	26,372	2.74%
(1) Includes loans on nonaccrual status.
(2) Calculated net of deferred loan fees, loan discounts and loans in process.
(3) Total funding is the sum of average interest-bearing liabilities and average noninterest-bearing deposits. The cost of total funding is calculated as annualized total interest expense divided by average total funding.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY

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

	Year Ended December 31, 2025 vs. 2024
	Increase (Decrease) due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:
Loans	$314	$2,137	$2,451
Investments	(47)	16	(31)
Interest-bearing cash	(1,029)	(1,208)	(2,237)
Total interest-earning assets	(762)	945	183
Interest-bearing liabilities:
Savings and Money Market accounts	815	(948)	$(133)
Demand and NOW accounts	(52)	(106)	(158)
Certificate accounts	(795)	(2,082)	(2,877)
Subordinated notes	(63)	92	29
Borrowings	(595)	(8)	(603)
Total interest-bearing liabilities	$(690)	$(3,052)	$(3,742)
Change in net interest income			$3,925

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY

Comparison of Results of Operation for the Years Ended December 31, 2025 and 2024

	Year Ended December 31,
	2025	2024
Selected Operations Data:
Total interest income	$57,557	$57,374
Total interest expense	22,630	26,372
Net interest income	34,927	31,002
Provision for (release of) credit losses	127	(120)
Net interest income after provision for (release of) loan losses	34,800	31,122
Service charges and fee income	2,669	2,620
Earnings on cash surrender value of BOLI	837	625
Mortgage servicing income	1,046	1,118
Fair value adjustment on mortgage servicing rights ("MSRs")	(711)	(4)
Net gain on sale of loans	260	258
Other income	(137)	38
Total noninterest income	3,964	4,655
Salaries and benefits	16,708	17,590
Operations expense	5,973	5,894
Occupancy expense	1,743	1,665
Net loss (gain) and expenses on OREO and repossessed assets	37	(31)
Other noninterest expense	5,631	5,013
Total noninterest expense	30,092	30,131
Income before provision for income taxes	8,672	5,646
Provision for income taxes	1,514	1,006
Net income	$7,158	$4,640
General. Net income increased $2.5 million, or 54.3%, to $7.2 million, or $2.77 per diluted common share, for the year ended December 31, 2025, compared to $4.6 million, or $1.80 per diluted common share, for the year ended December 31, 2024. The increase was primarily a result of a $3.9 million increase in net interest income, partially offset by a $247 thousand increase in the provision for credit losses, a $691 thousand decrease in noninterest income and a $508 thousand increase in provision for income taxes.
Interest Income.  Interest income increased $183 thousand, or 0.3%, to $57.6 million for the year ended December 31, 2025, from $57.4 million for the year ended December 31, 2024, due to an increase in the yield earned on interest earning assets, offset by a lower average balance of interest earning assets.
Interest income on loans increased $2.5 million, or 4.9%, to $53.0 million for the year ended December 31, 2025, compared to $50.5 million for the year ended December 31, 2024, driven by a higher average balance of total loans and a 24 basis points increase in the average yield on loans. The average balance of total loans was $902.0 million for the year ended December 31, 2025, compared to $896.7 million for the year ended December 31, 2024, resulting primarily from increased average balances in commercial and multifamily, home equity, floating homes and manufactured home loans. The average yield on total loans was 5.87% for the year ended December 31, 2025, compared to 5.63% for the year ended December 31, 2024. The average yield on total loans increased primarily due to variable rate loans adjusting to higher market interest rates and new loan originations at higher interest rates.
Interest income on the investment portfolio decreased $31 thousand, or 6.10%, to $477 thousand for the year ended December 31, 2025, compared to $508 thousand for the year ended December 31, 2024. The decrease was due to lower average balances, partially offset by higher average yields. The average yield on investments was 4.20% for the year ended December 31, 2025, compared to 4.07% for the year ended December 31, 2024, primarily due to the impact of a partial paydown on a lower - yielding investment during the year.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Interest income on cash and cash equivalents decreased $2.2 million, or 35.1%, to $4.1 million for the year ended December 31, 2025, compared to $6.4 million for the year ended December 31, 2024. The decrease was due to lower average yields and lower average balances. The average yield on cash and cash equivalents was 4.15% for the year ended December 31, 2025, compared to 5.12% for the year ended December 31, 2024, primarily due to the impact of lower market interest rates during the year. The average balance of cash and cash equivalents was $99.5 million for the year ended December 31, 2025, compared to $124.3 million for the year ended December 31, 2024. The decrease in the average balance of cash and cash equivalents was primarily due to the partial repayment of borrowings and partial redemption of subordinated notes during 2025, as well as an increase in loans held-for-portfolio, partially offset by an increase in deposits.
Interest Expense.  Interest expense decreased $3.7 million, or 14.2%, to $22.6 million for the year ended December 31, 2025, from $26.4 million for the year ended December 31, 2024, primarily as a result of a decrease in the overall average balances and costs of deposits and borrowings.
Interest expense on deposits decreased $3.2 million, or 13.2%, to $20.9 million for the year ended December 31, 2025, compared to $24.1 million for the year ended December 31, 2024. The decrease was the result of a decrease in the average balance of certificate accounts and demand and NOW accounts, as well as lower average rates paid on all categories of interest-bearing deposits, reflecting lower market interest rates, offset slightly by a $31.4 million increase in the average balance of savings and money market accounts. The average cost of total deposits, including noninterest bearing deposits, decreased 32 basis points to 2.32% for the year ended December 31, 2025, from 2.64% for the year ended December 31, 2024.
Interest expense on borrowings, comprised solely of FHLB advances, was $1.0 million for the year ended December 31, 2025, compared to $1.6 million for the year ended December 31, 2024, reflecting the decreased use of FHLB advances to supplement our liquidity needs. The cost of FHLB advances decreased two basis points to 4.30% for the year ended December 31, 2025, compared to 4.32% for the year ended December 31, 2024. The average balance of FHLB advances was $23.8 million for the year ended December 31, 2025, compared to $37.6 million for the year ended December 31, 2024. Interest expense on subordinated notes was $701 thousand for the year ended December 31, 2025, compared to $672 thousand for the year ended December 31, 2024. Interest expense on our subordinated notes increased despite a lower average balance, due to the notes converting to variable-rate debt that reprices on a quarterly basis from the previous fixed-rate period.
Net Interest Income.  Net interest income increased $3.9 million, or 12.7%, to $34.9 million for the year ended December 31, 2025, from $31.0 million for the year ended December 31, 2024. Net interest margin was 3.45% and 3.00% for the year ended December 31, 2025 and 2024, respectively. The increase in net interest income primarily resulted from higher yields earned on interest-earning assets and lower average rates paid on all categories of interest-bearing deposits, partially offset by lower average balances of interest-earning assets and all categories of interest-bearing deposits. The increase in net interest margin primarily was due to a decline in funding costs due to declines in market interest rates, as well as an increase in the average yields earned on loans as our portfolio continued to reprice at higher rates.

During 2025, the Federal Open Market Committee of the Federal Reserve (“FOMC”) lowered the target range for the federal funds rate in response to continued moderation in inflation and evolving economic conditions. The FOMC reduced the target range by 75 basis points, from 4.25% - 4.50% at December 31, 2024, to 3.50% - 4.25% by year-end 2025. All reductions occurred between September and December 2025. These rate decreases contributed to lower funding costs during the latter part of the year while interest income on variable-rate loans gradually adjusted to higher market rates earlier in 2025.
Provision for Credit Losses.
The following table reflects the components of the provision for (release of) credit losses during the periods indicated (dollars in thousands):

	Year Ended December 31,
	2025	2024
Provision for (release of) credit losses on loans	$212	$(161)
(Release of) provision for credit losses on unfunded loan commitments	(86)	41
Provision for (release of) credit losses	$126	$(120)
The change in the provision for (release of) credit losses for 2025 from 2024 primarily reflects updates to assumptions in the model related to our annual review completed during 2025, which included changes to benchmark ratios and the annual loss driver analysis, and a larger loan portfolio. Also, additional qualitative adjustments were applied to certain loan segments, specifically consumer and construction loans, reflecting increased uncertainty in market conditions tied to the impact of tariffs

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
and other external factors affecting our clients. Net charge-offs for the year ended December 31, 2025 totaled $106 thousand, compared to net charge-offs of $100 thousand for the year ended December 31, 2024.
Under CECL, the provision for credit losses for the year ended December 31, 2025 reflects assumptions about the economic environment at the local, national, and global levels, with expected loss estimates considering factors, such as customer-specific information, changes in risk ratings, projected delinquencies, and borrowers’ ability to repay.
While we believe the estimates and assumptions used in our determination of the adequacy of the ACL are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not have a material adverse impact on our financial condition and results of operations. A deterioration in national and local economic conditions due to such factors as inflation, a recession or slowed economic growth, among others, may lead to a material increase in the provision for credit losses, which could have a material adverse impact on our financial condition and results of operations. In addition, the determination of the amount of our ACL is subject to review by bank regulators as part of the routine examination process, which may result in adjustments to the ACL based upon their judgment of information available to them at the time of their examination.
Noninterest Income.

	Year Ended December 31,		Amount Change	Percent Change
	2025	2024
Service charges and fee income	$2,669	$2,620	$49	1.9%
Earnings on cash surrender value of BOLI	837	625	212	33.9
Mortgage servicing income	1,046	1,118	(72)	(6.4)
Fair value adjustment on MSRs	(711)	(4)	(707)	17,675.0
Net gain on sale of loans	260	258	2	0.8
Other income	$(137)	$38	$(175)	(460.5)%
Total noninterest income	$3,964	$4,655	$(691)	(14.8)%

Noninterest income decreased $691 thousand, or 14.8%, to $4.0 million for the year ended December 31, 2025, compared to $4.7 million for the year ended December 31, 2024, primarily as a result of:

•a $707 thousand decrease in fair value adjustment on mortgage servicing rights due to changes in valuation assumptions associated with interest rate movements compared to the prior year and an overall smaller servicing portfolio;
•a $175 thousand decrease in other income due to losses recognized on the disposal of ITMs decommissioned or replaced during 2025 compared to a gain on disposal of assets in 2024 due to insurance claims on the loss of fully depreciated assets; and
•a $72 thousand decline in mortgage servicing income as a result of a smaller servicing portfolio.

These decreases were partially offset by:

•a $212 thousand increase in earnings from BOLI, primarily due to the strategic decision to surrender and exchange existing policies into higher yielding policies in the first quarter of 2025, with the benefit of improved yields continuing throughout 2025.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Noninterest Expense

	Year Ended December 31,		Amount Change	Percent Change
	2025	2024
Salaries and benefits	$16,708	$17,590	$(882)	(5.0)%
Operations	5,973	5,894	79	1.3
Regulatory assessments	610	787	(177)	(22.5)
Occupancy	1,743	1,665	78	4.7
Data processing	5,021	4,226	795	18.8
Net loss (gain) and expenses on OREO and repossessed assets	37	(31)	68	(219.4)
Total noninterest expense	$30,092	$30,131	$(39)	(0.1)%
Noninterest expense was $30.1 million during the years ended December 31, 2025 and 2024. While overall noninterest expense remained flat, there were fluctuations within certain expense categories, as noted below:

•an $882 thousand decrease in salaries and benefits due to a reduction in incentive compensation, partially offset by higher expense related to our employee stock ownership plan resulting from increased contributions during 2025; and
•a $177 thousand decrease in regulatory assessments, reflecting lower than expected exam costs, as well as reduced quarterly assessments resulting from a lower rate applied to a lower average asset balance.

These decreases were partially offset by:

•a $795 thousand increase in date processing due to various project implementations that began amortizing in the third quarter of 2024, as well as new software technology being deployed in 2025 that continues to streamline our operations;
•a $79 thousand increase in operations expense, primarily due to higher costs associated with our debit card processing;
•a $78 thousand increase in occupancy due to higher property charges and maintenance fees recognized due primarily to repair work performed on the decommission of ITMs; and
•a $68 thousand increase in net loss (gain) on OREO and repossessed assets as the current year reflected a net loss on new property additions in 2025 compared to a net gain in the prior year.

The efficiency ratio for the year ended December 31, 2025 was 77.38%, compared to 84.50% for the year ended December 31, 2024. The improvement in the efficiency ratio was due to higher net interest income in 2025, partially offset by lower noninterest income in the current year.
Income Tax Expense. The provision for income taxes increased $508 thousand, or 50.5% to $1.5 million for the year ended December 31, 2025, compared to $1.0 million for the year ended December 31, 2024 due to higher pre-tax income. The effective tax rates for the years ended December 31, 2025 and 2024 were 17.5% and 17.8%, respectively. The effective tax rate was lower in 2025 as a result of adjustments to our deferred tax asset related to leases and vacation expense, partially offset by an increase in taxable earnings on BOLI in 2025 resulting from the surrender and exchange of existing BOLI policies into higher -yielding policies.
On July 4, 2025, the President of the United States signed and enacted the One Big Beautiful Bill Act (“OBBBA”) into law. Except for certain provisions, the OBBBA is effective for tax years beginning on or after January 1, 2025. The tax and spending legislation permanently extends key business tax breaks originally enacted under the 2017 Tax Cuts and Jobs Act. The law had minimal impact on the income tax provision.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Capital and Liquidity
Capital. Stockholders’ equity totaled $109.4 million at December 31, 2025 and $103.7 million at December 31, 2024. In addition to net income of $7.2 million, other sources of capital during 2025 included $303 thousand related to stock-based compensation, $198 thousand of other comprehensive income, net of tax, and $151 thousand in proceeds from stock option exercises. Uses of capital during 2025 included $1.9 million of dividends paid on common stock and $130 thousand of stock surrendered to satisfy tax withholding obligations upon the vesting of restricted stock awards.
We paid quarterly dividends aggregating $0.76 per common share during the year ended December 31, 2025 and quarterly dividends aggregating $0.76 per common share during the year ended December 31, 2024. This equates to a dividend payout ratio of 27.2% in 2025 and 42.0% in 2024. The Company expects to continue its current practice of paying quarterly cash dividends on its common stock, subject to the Board of Directors’ discretion to modify or terminate this practice at any time and for any reason. Assuming continued payment of cash dividends during 2026 at the current quarterly dividend rate of $0.21 per share, our total dividend paid each quarter would be approximately $539 thousand based on the number of our outstanding shares at December 31, 2025. The dividends, if any, we may pay in the future may be limited as more fully discussed under “Business—How We Are Regulated—Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of this Form 10-K.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to stockholders. Shares purchased under such plans may also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. In January 2024, the Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $1.5 million of the Company’s issued and outstanding common stock over a period of 12 months, which expired on January 26, 2025. The Board did not extend the stock repurchase plan that expired on January 26, 2025, nor did it adopt a new stock repurchase plan. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” contained in Item 5, Part II of this Form 10-K for additional information relating to stock repurchases.
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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
As of December 31, 2025, we had $146.2 million in cash, cash equivalents and AFS securities, and $542 thousand in loans held-for-sale. At December 31, 2025, we had the ability to borrow up to $187.7 million in FHLB advances (in addition to FHLB advances outstanding at that date) and up to $18.5 million through the Federal Reserve's discount window, in each case subject to certain collateral requirements. We had $10.0 million in outstanding advances with the FHLB at December 31, 2025 and no outstanding borrowings with the Federal Reserve at December 31, 2025. We also had available $20.0 million of credit facilities with other financial institutions, with no balance outstanding at December 31, 2025. Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible. As of December 31, 2025, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us. For additional details, see “Note 10—Borrowings, FHLB Stock and Subordinated Notes” in the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.
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
We incur capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on current capital allocation objectives, there are no projects scheduled for capital investments in premises and equipment during the year ending December 31, 2026 that would materially impact liquidity.
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
In 2020, the Company completed a private placement of $12.0 million in aggregate principal of subordinated notes resulting in net proceeds, after placement fees and offering expenses, of approximately $11.6 million. The Company contributed $5.5 million of the net proceeds from the sale of the subordinated notes to the Bank and retained the remaining net proceeds to be used for general corporate purposes. During 2025, the Bank paid $7.2 million in dividends to the Company to cover expenses, including a $4.0 million partial redemption of the subordinated notes on October 1, 2025. At December 31, 2025, Sound Financial Bancorp, on an unconsolidated basis, held $1.4 million in cash, noninterest-bearing deposits, and liquid investments generally available for its cash needs.
See also the “Consolidated Statements of Cash Flows” included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K, for additional information regarding our sources and use of funds.

Regulatory Capital. Sound Community Bank is subject to minimum capital requirements imposed by regulations of the FDIC. Capital adequacy requirements are quantitative measures established by regulation that require Sound Community Bank to maintain minimum amounts and ratios of capital. Based on its capital levels at December 31, 2025, Sound Community Bank exceeded these requirements at that date. Consistent with our goals to operate a sound and profitable organization, our policy is for Sound Community Bank to maintain a "well-capitalized" status under the prompt corrective action capital categories of the FDIC.
Beginning January 2020, the Bank elected to use the CBLR framework. A bank that elects to use the CBLR framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act will generally be considered "well-capitalized" and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
greater than 9.0%. At December 31, 2025, the Bank’s CBLR was 10.91%, which exceeded the minimum requirements. For additional details, see “Note 16—Capital” in the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" and "Item 1. Business—How We Are Regulated—Regulation of Sound Community Bank—Capital Rules" of this Form 10-K.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank-only basis and the Federal Reserve expects the holding company's subsidiary banks to be "well-capitalized" under the prompt corrective action regulations. If Sound Financial Bancorp were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2025, Sound Financial Bancorp would have exceeded all regulatory capital requirements. The estimated CBLR calculated for Sound Financial Bancorp at December 31, 2025 was 10.28%.

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
As part of our efforts to monitor and manage interest-rate risk, we maintain an interest-rate risk model and utilize software and resources provided by a third party. The model contains several assumptions that are based upon a combination of proprietary and market data that reflect historical results and current market conditions. These assumptions relate to interest rates, prepayments, deposit decay rates and the market value of certain assets under the various interest-rate scenarios. The model's capital at risk measure, also known as the Economic Value of Equity ("EVE"), evaluates the change in the projected EVE over a two-year period given an immediate increase or decrease in interest rates. The EVE presents a hypothetical valuation of equity and is defined as the present value of projected asset cash flows less the present value of projected liability cash flows. EVE values only the current position of the balance sheet at December 31, 2025, and therefore does not incorporate any new business assumptions that might be inherent in a simulation of net interest income. Our projections generally assume instantaneous parallel shifts upward and downward of the yield curve of 100, 200, 300 and 400 basis points (assuming the downward shift

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
does not result in negative interest rates) occurring immediately. Management and the Board of Directors review these measurements on a quarterly basis to determine whether our interest-rate exposure is within the limits established by the Board of Directors.
Our asset/liability management strategy dictates acceptable limits on the amounts of percentage change in EVE based on given changes in interest rates. For interest rate increases and decreases of 100, 200, 300 and 400 basis points, our internal policy states that our EVE percentage change should not decrease greater than 10%, 20%, 25% and 30%.
As indicated in the following table (dollars in thousands), our EVE shows a liability sensitive position at December 31, 2025. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.

December 31, 2025
Change in Interest Rates in Basis Points (bps)	Economic Value of Equity			EVE Ratio %
	$ Amount	$ Change	% Change
+400	$151,128	$(31,999)	(17.5)%	15.7%
+300	160,513	(22,614)	(12.3)	16.3
+200	168,918	(14,209)	(7.8)	16.7
+100	175,880	(7,247)	(4.0)	16.9
0	183,127	—	—	17.2
-100	185,418	2,291	1.3	17.0
-200	183,460	333	0.2	16.4
-300	181,076	(2,051)	(1.1)	15.8
-400	$175,327	(7,800)	(4.3)	14.9%
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

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Sound Financial Bancorp, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sound Financial Bancorp, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses on loans was $8.6 million at December 31, 2025. The allowance for credit losses on loans is maintained to provide for estimated losses expected to occur over the estimated remaining life of the asset. The Company uses relevant and reliable information from internal and external sources related to past events, current conditions, and a reasonable and supportable forecast. The quantitative component of the allowance is measured using a discounted cash flow model incorporating gross historical loss rates, adjusted for defaults, recoveries, expected prepayments, and an economic forecast based on unemployment. Qualitative adjustments are used to estimate additional losses

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
related to risks that are not captured in the quantitative analysis and are based on management’s evaluation of available internal and external data.
We identified the auditing of the allowance for credit losses on loans, specifically management’s estimation of the qualitative adjustments, which are used in the estimate, as a critical audit matter. Qualitative adjustments are based on management’s evaluation of available internal and external data and involves significant management judgment. Auditing management’s judgments relating to the qualitative adjustments involved significant audit effort as well as especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.
How We Addressed the Matter in Our Audit
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the critical audit matter included the following, among others:
■Evaluating the appropriateness of the methodology, including the application of the qualitative adjustments determined by management and used in the calculation.
■Testing the completeness and accuracy of the internal data and evaluating the relevance and reliability of the external data used in the calculation.
■Obtaining management’s analysis of internal and external qualitative adjustments and evaluating the reasonableness of the qualitative adjustments used in the calculation.
/s/ Baker Tilly US, LLP
Everett, Washington
March 18, 2026

We have served as the Company’s auditor since 2002.

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$138,453	$43,641
Available-for-sale (“AFS”) securities, at fair value (amortized cost of $8,770 and $9,112 at December 31, 2025 and 2024, respectively)	7,699	7,790
Held-to-maturity (“HTM”) securities, at amortized cost (fair value of $1,578 and $1,712 at December 31, 2025 and 2024, respectively)	1,892	2,130
Loans held-for-sale	542	487
Loans held-for-portfolio	905,533	900,171
Allowance for credit losses (“ACL”) on loans	(8,605)	(8,499)
Total loans held-for-portfolio, net	896,928	891,672
Accrued interest receivable	3,771	3,471
Bank-owned life insurance (“BOLI”), net	23,327	22,490
Other real estate owned (“OREO”) and repossessed assets, net	344	—
Mortgage servicing rights (“MSRs”), at fair value	4,183	4,769
Federal Home Loan Bank ("FHLB") stock, at cost	1,060	1,730
Premises and equipment, net	4,239	4,697
Lease right of use assets, net	3,423	3,725
Other assets	6,312	7,031
Total assets	$1,092,173	$993,633
LIABILITIES
Deposits
Interest-bearing	$816,309	$705,267
Noninterest-bearing demand	132,566	132,532
Total deposits	948,875	837,799
Borrowings	10,000	25,000
Accrued interest payable	674	765
Lease liabilities	3,671	4,013
Other liabilities	10,366	9,371
Advance payments from borrowers for taxes and insurance	1,387	1,260
Subordinated notes, net	7,801	11,759
Total liabilities	982,774	889,967
COMMITMENTS AND CONTINGENCIES (Note 18)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,567,953 and 2,564,907 issued and outstanding at December 31, 2025 and 2024, respectively	25	25
Additional paid-in capital	28,737	28,413
Retained earnings	81,483	76,272
Accumulated other comprehensive loss, net of tax	(846)	(1,044)
Total stockholders' equity	109,399	103,666
Total liabilities and stockholders' equity	$1,092,173	$993,633
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
INTEREST INCOME
Loans, including fees	$52,950	$50,499
Interest and dividends on investments, cash and cash equivalents	4,607	6,875
Total interest income	57,557	57,374
INTEREST EXPENSE
Deposits	20,908	24,076
Borrowings	1,021	1,624
Subordinated notes	701	672
Total interest expense	22,630	26,372
Net interest income	34,927	31,002
PROVISION FOR (RELEASE OF) CREDIT LOSSES	127	(120)
Net interest income after provision for (release of) credit losses	34,800	31,122
NONINTEREST INCOME
Service charges and fee income	2,669	2,620
Earnings on BOLI	837	625
Mortgage servicing income	1,046	1,118
Fair value adjustment on MSRs	(711)	(4)
Net gain on sale of loans	260	258
Other income	(137)	38
Total noninterest income	3,964	4,655
NONINTEREST EXPENSE
Salaries and benefits	16,708	17,590
Operations	5,973	5,894
Regulatory assessments	610	787
Occupancy	1,743	1,665
Data processing	5,021	4,226
Net loss (gain) and expenses on OREO and repossessed assets	37	(31)
Total noninterest expense	30,092	30,131
Income before provision for income taxes	8,672	5,646
Provision for income taxes	1,514	1,006
Net income	$7,158	$4,640
Earnings per common share:
Basic	$2.79	$1.81
Diluted	$2.77	$1.80
Weighted average number of common shares outstanding:
Basic	2,556,254	2,542,805
Diluted	2,576,681	2,565,938
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2025	2024
Net income	$7,158	$4,640
AFS securities:
Unrealized gains (losses) arising during the year	251	(71)
Income tax (expense) benefit related to unrealized gains (losses)	(53)	15
Other comprehensive income (loss), net of tax	198	(56)
Comprehensive income	$7,356	$4,584
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net of tax	Total Stockholders' Equity
Balance at December 31, 2024	2,564,907	$25	$28,413	$76,272	$(1,044)	$103,666
Net income				7,158		7,158
Other comprehensive income, net of tax expense					198	198
Share-based compensation			303			303
Cash dividends on common stock ($0.76 per share)				(1,947)		(1,947)
Common stock surrendered	(2,906)		(130)			(130)
Restricted shares forfeited	(110)					—
Common stock options exercised	6,062		151			151
Balance at December 31, 2025	2,567,953	$25	$28,737	$81,483	$(846)	$109,399

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Total Stockholders' Equity
Balance at December 31, 2023	2,549,427	$25	$27,990	$73,627	$(988)	$100,654
Net income				4,640		4,640
Other comprehensive income, net of tax					(56)	(56)
Share-based compensation			390			390
Restricted stock awards issued	8,048
Cash dividends on common stock ($0.76 per share)				(1,948)		(1,948)
Common stock repurchased	(1,626)	—	(18)	(47)		(65)
Common stock surrendered	(5,053)		(218)			(218)
Common stock options exercised	14,111		269			269
Balance at December 31, 2024	2,564,907	$25	$28,413	$76,272	$(1,044)	$103,666
See notes to consolidated financial statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,158	$4,640
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net discounts on investments	84	84
Provision for (reversal of) credit losses	127	(120)
Depreciation and amortization	491	619
Compensation expense related to share based compensation	303	390
Fair value adjustment on MSRs	711	4
Right of use assets amortization	1,015	960
Increase in cash surrender value of BOLI	(837)	(625)
Deferred income tax	70	(273)
Net loss (gain) on disposal of premises and equipment, net	137	(38)
Net gain on sale of loans	(260)	(258)
Proceeds from sale of loans held-for-sale	15,069	14,273
Originations of loans held-for-sale	(17,264)	(14,899)
Net loss on sale of OREO and repossessed assets	—	(37)
Change in operating assets and liabilities:
Accrued interest receivable	(300)	(19)
Other assets	596	(637)
Lease liabilities	(1,055)	(997)
Advances from borrowers for taxes and insurance	127	150
Accrued interest payable	(91)	(52)
Other liabilities	1,080	(233)
Net cash provided by operating activities	7,161	2,932
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments and maturities of AFS securities	300	385
Proceeds from principal payments, maturities and sales of HTM securities	238	35
Net increase in loans	(3,537)	(5,049)
FHLB Stock redeemed	670	—
Purchases of BOLI	—	(5)
Purchases of premises and equipment, net	(170)	(76)
Proceeds from disposal of premises and equipment, net	—	38
Proceeds from sale of OREO and other repossessed assets	—	727
Net cash used in investing activities	(2,499)	(3,945)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	111,076	11,260
Repayment of borrowings	(15,000)	(15,000)
FHLB Stock redeemed	—	666
Repayment of subordinated notes, net	(4,000)	—
Common stock repurchases	—	(65)
Dividends paid on common stock	(1,947)	(1,948)
Surrender of stock to pay tax liability	(130)	(218)
Proceeds from common stock option exercises	151	269
Net cash provided by financing activities	90,150	(5,036)
Net change in cash and cash equivalents	94,812	(6,049)
Cash and cash equivalents, beginning of period	43,641	49,690
Cash and cash equivalents, end of period	$138,453	$43,641
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$1,925	$831
Interest paid on deposits, borrowings and subordinated debt	22,721	26,424
Noncash investing and financing activities:
Loans transferred from loans held-for-portfolio to OREO and repossessed assets	344	115
Loans transferred from loans held-for-sale to loans held-for-portfolio	2,275	859
ROU assets obtained in exchange for new operating lease liabilities	583	189
ROU assets obtained in exchange for new finance lease liabilities	130	—
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
The ACL is measured on a collective basis for pools of loans with similar risk characteristics. We have identified the following pools of financial assets with similar risk characteristics for measuring expected credit losses:
•Construction — While secured by real estate, construction loans carry greater risk than term real estate loans due to additional uncertainties, including the timely and cost-effective completion of construction and the ability to sell the building or achieve stabilized occupancy sufficient to generate cash flows for debt service and operating costs. Some loans are originated for borrowers who intend to occupy the property, creating a risk that they may be unable to secure permanent financing upon construction completion. To mitigate these risks, we require borrowers to adhere to lower loan-to-value ratios, comply with additional covenants and demonstrate strong financial support from guarantors or borrowers.
•One-to-four family residential closed end loans secured by first liens — The primary drivers of potential loss in our residential real estate portfolio include general, regional, or individual economic conditions that affect employment and borrowers’ cash flows. Risk in this portfolio is best measured through changes in borrower credit scores and loan-to-value ratios. Loss estimates are based on credit score trends, economic outlook, home values, and historical loss experience, adjusted for economic conditions and unemployment rates.
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
•Floating homes — The primary drivers of potential loss in our floating homes portfolio include general, regional, or individual economic conditions that affect employment and borrowers’ cash flows. Risk in this portfolio is best measured through changes in borrower credit scores and loan-to-value ratios. Loss estimates are based on credit score trends, economic outlook, floating home values, and historical loss experience, adjusted for economic conditions and unemployment rates.
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
After quantitative considerations, we apply additional qualitative adjustments that consider the expected impact of certain factors not fully captured in the quantitative reserve. The qualitative considerations are constructed within a framework that ranges from zero expected losses (minimum) to a maximum historical loss rate. The maximum historical loss rate is the highest two-year loss rate produced by the base historical loss rate model. Qualitative adjustments include but are not limited to changes in lending policies; changes in the nature and volume of the portfolio; changes in staff experience levels; changes in the volume or trends of classified loans, delinquencies, and nonaccrual loans; concentration risk; value of underlying collateral; competitive, legal, and regulatory factors; changes in the loan review system; and economic conditions. Management has assigned weightings for each qualitative factor as to the relative importance of that factor to each segment. The qualitative factors are evaluated using a five-point scale ranging from improvement to major risk. Improvement represents an adjustment down to zero historical loss rate. Major risk represents an adjustment up to the maximum historical loss rate. The rating of the qualitative factor and the allocated weighting determines the adjustment to the historical loss rate. Management utilizes a scorecard approach in the determination of what level of the five-point scale to assign to each qualitative adjustment. This includes, but is not limited to, differences between local and national unemployment rates, quantitative changes in inflation, introduction of new product lines, level of past due loans, risk rating of certain loan portfolios, loan review downgrades or upgrades, and quantitative approaches to measuring the risk of underlying collateral.
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
We evaluate our ACL policy and judgments on an ongoing basis and update them as necessary based on changing conditions. As part of our continuous enhancement to the ACL methodology, during the year ended December 31, 2024, we enhanced the inputs related to our reasonable and supportable forecast through the inclusion of a quantitative model as part of our forecast which replaced a previous qualitative method. This change in the ACL was considered a change in accounting estimate as per ASC 250-10, where adjustments should be made prospectively. During the year ended December 31, 2025, we made changes to benchmark ratios and the annual loss driver analysis. This change in the ACL is not considered a change in accounting estimate but reflects continual updating of assumptions within the model.
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
Mortgage servicing rights – MSRs represent the value associated with servicing residential mortgage loans when the mortgage loans have been sold into the secondary market and the related servicing has been retained by the Company. The Company may also purchase MSRs. The value is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. The Company measures its MSRs at fair value and reports changes in fair value through earnings under the caption fair value adjustment on MSRs in noninterest income in the period in which the change occurs. Changes in the fair values of MSRs occur primarily due to the collection/realization of expected cash flows, as well as changes in valuation inputs and assumptions. Currently, we do not hedge the effects of changes in fair value of our MSRs.
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
Off-balance-sheet credit-related financial instruments – In the normal course of operations, the Company engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments, letters of credit and lines of credit. Such financial instruments are recorded when they are funded. The Company also maintains a separate ACL for off-balance sheet credit commitments. Management estimates anticipated losses using expected loss factors consistent with those used for the ACL methodology for loans described above, and utilization assumptions based on historical experience. The ACL for off-balance sheet credit commitments totaled $148 thousand and $234 thousand at December 31, 2025 and 2024, respectively, and is included in other liabilities on the Consolidated Balance Sheets. Provision for credit losses for off-balance sheet credit commitments is included in provision for credit losses in the Consolidated Statements of Income.
Advertising costs – The Company expenses advertising costs as they are incurred. Advertising costs, including other marketing expenses, were $584 thousand and $361 thousand for the years ended December 31, 2025 and 2024, respectively.
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
Intangible assets –Identifiable intangible assets are included in other assets on the Consolidated Balance Sheets and include goodwill and intangibles related to the acquisition of core deposits from other financial institutions. Typically, these assets are amortized using the straight-line method over a period of eight to ten years; however, goodwill is not amortized. Goodwill on the Company’s balance sheet is not material and resulted from the acquisition of branches in 2014 and 2017. The core deposit intangible was fully amortized as of December 31, 2024. Management reviews intangible assets for impairment on an annual basis or whenever events or circumstances indicate that the carrying amount of an intangible asset may not be recoverable. No impairment losses have been recognized in the periods presented. At both December 31, 2025, and 2024, the Company had $777 thousand of goodwill.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which simplifies and modernizes the accounting for internal-use software by removing prescriptive project stage guidance and introducing a new capitalization threshold. Under the revised standard, software development costs are capitalized when management authorizes and commits funding for the project, and it is probable the software will be completed and used as intended. This ASU is effective for interim reporting periods beginning after December 15, 2027. The Company does not expect the adoption of this guidance to have a significant impact on its Consolidated Financial Statements.
In November 2025, the FASB issued ASU 2025‑08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans, which expands the scope of the “gross‑up” method, formerly applicable only to purchased credit‑deteriorated ("PCD") assets, to include acquired non‑PCD loans that meet certain criteria, now referred to as “purchased seasoned loans” (PSLs). Under this model, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one credit‑loss expense previously required for non‑PCD assets. PSLs are defined as non‑PCD loans acquired either (i) through a business combination, or (ii) purchased more than 90 days after origination when the acquirer was not involved in origination. This ASU is effective on a prospective basis for loans acquired on or after the adoption date, which is for interim and annual reporting periods beginning after December 15, 2026. Early adoption is permitted. This ASU is not expected to have an impact on our financial statements.
In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements, which clarifies and enhances guidance under ASC 270 on interim financial reporting by (i) clarifying the scope of ASC 270 such that it now explicitly applies only to entities that issue complete interim financial statements and related notes under U.S. GAAP, (ii) establishing clear guidance on the form of interim statements and notes, incorporating a comprehensive list of required interim disclosures drawn from across the ASC, and (iii) introducing a requirement to disclose material events and changes occurring after the end of the last annual period that could impact interim results. This ASU is effective for interim and annual reporting periods beginning after December 15, 2027. Early adoption is permitted. This ASU is not expected to have a significant impact on our financial statements.

Note 3—Restricted Cash
Federal Reserve regulations previously required that the Company maintain certain minimum reserve balances either as cash on hand or on deposit with the Federal Reserve Bank, based on a percentage of deposits. In March 2020, the Federal Reserve announced that it would be reducing the reserve requirement for all depository institutions to zero percent effective March 26, 2020; therefore, there was no reserve requirement at December 31, 2025 and 2024.

Note 4—Investments
At December 31, 2025, the Company did not own any debt securities classified as trading or any equity investment securities.
The amortized cost and fair value of AFS securities and the corresponding amounts of gross unrealized gains and losses at December 31, 2025 and 2024 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2025
Municipal bonds	$6,313	$10	$(841)	$5,482
Agency mortgage-backed securities	2,457	10	(250)	2,217
Total AFS securities	$8,770	$20	$(1,091)	$7,699

December 31, 2024
Municipal bonds	$6,354	$11	$(991)	$5,374
Agency mortgage-backed securities	2,758	7	(349)	2,416
Total AFS securities	$9,112	$18	$(1,340)	$7,790
The amortized cost and fair value of our HTM securities and the corresponding amounts of gross unrealized gains and losses at December 31, 2025 and 2024 are shown in the table below (in thousands):

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
December 31, 2025
Municipal bonds	$703	$—	$(147)	$556
Agency mortgage-backed securities	1,189	—	(167)	1,022
Total HTM securities	$1,892	$—	$(314)	$1,578

December 31, 2024
Municipal bonds	$704	$—	$(163)	$541
Agency mortgage-backed securities	1,426	—	(255)	1,171
Total HTM securities	$2,130	$—	$(418)	$1,712

The amortized cost and fair value of AFS and HTM securities at December 31, 2025, by contractual maturity, are shown below (in thousands). Expected maturities of AFS and HTM securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily agency mortgage-backed securities, are shown separately.

	December 31, 2025
	AFS			HTM
	Amortized Cost	Fair Value	Weighted-Average Yield	Amortized Cost	Fair Value	Weighted-Average Yield
Due in one year or less	$150	$150	5.06%	$—	$—	—%
Due after one to five years	305	305	5.06	—	—	—
Due after five to ten years	1,716	1,649	4.58	—	—	—
Due after ten years	4,142	3,378	2.61	703	556	3.04
Mortgage-backed securities	2,457	2,217	3.27	1,189	1,022	2.53
Total	$8,770	$7,699	3.31%	$1,892	$1,578	2.71%
There were no pledged securities at December 31, 2025 and 2024. There were no sales of AFS or HTM securities during the years ended December 31, 2025 and 2024.
Accrued interest receivable on securities totaled $47 thousand and $48 thousand at December 31, 2025 and 2024, respectively, in the accompanying Consolidated Balance Sheets. Accrued interest receivable is excluded from the estimate of expected credit losses.

The following tables summarize the aggregate fair value and gross unrealized loss by length of time of those investments that have been in a continuous unrealized loss position at December 31, 2025 and 2024 (in thousands).

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AFS securities
Municipal bonds	$—	$—	$3,816	$(841)	$3,816	$(841)
Agency mortgage-backed securities	—	—	1,871	(250)	1,871	(250)
Total AFS securities	$—	$—	$5,687	$(1,091)	$5,687	$(1,091)
HTM securities
Municipal bonds	$—	$—	$556	$(147)	$556	$(147)
Agency mortgage-backed securities	—	—	1,022	(167)	1,022	(167)
Total HTM securities	$—	$—	$1,578	$(314)	$1,578	$(314)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AFS securities
Municipal bonds	$—	$—	$3,708	$(991)	$3,708	$(991)
Agency mortgage-backed securities	44	(2)	2,020	(347)	2,064	(349)
Total AFS securities	$44	$(2)	$5,728	$(1,338)	$5,772	$(1,340)
HTM securities
Municipal bonds	$—	$—	$540	$(163)	$540	$(163)
Agency mortgage-backed securities	—	—	1,172	(255)	1,172	(255)
Total HTM securities	$—	$—	$1,712	$(418)	$1,712	$(418)
There were no credit losses recognized in earnings during the years ended December 31, 2025 and 2024 relating to the Company's securities. At December 31, 2025, the securities portfolio consisted of 11 municipal bonds and 11 agency mortgage-backed securities with a fair value of $9.3 million. At December 31, 2024, the securities portfolio consisted of 11 municipal bonds and 11 agency mortgage-backed securities with a fair value of $9.5 million.
At December 31, 2025, there were no securities in an unrealized loss position for less than 12 months and fifteen securities in an unrealized loss position for more than 12 months. At December 31, 2024, there was one security in an unrealized loss position for less than 12 months and 15 securities in an unrealized loss position for more than 12 months.
For both 2025 and 2024, the unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and were not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. The unrealized losses on these investments were considered non-credit-related unrealized losses during the years ended December 31, 2025 and 2024, because the decline in fair value was not attributable to credit quality and because we did not intend, and it was not likely that we would be required, to sell these securities before recovery of their amortized cost basis.

Note 5—Loans
The composition of the loan portfolio, excluding loans held-for-sale, at December 31, 2025 and 2024 is as follows (in thousands):

	December 31,
	2025	2024
Real estate loans:
One-to-four family	$253,841	$269,684
Home equity	31,468	26,686
Commercial and multifamily	409,729	371,516
Construction and land	50,261	73,077
Total real estate loans	745,299	740,963
Consumer loans:
Manufactured homes	43,080	41,128
Floating homes	87,315	86,411
Other consumer	16,571	17,720
Total consumer loans	146,966	145,259
Commercial business loans	15,378	15,605
Total loans	907,643	901,827
Premiums for purchased loans(1)	627	718
Deferred fees, net	(2,737)	(2,374)
Total loans, gross	905,533	900,171
Allowance for credit losses - loans	(8,605)	(8,499)
Total loans, net	$896,928	$891,672
(1)Premiums resulting from purchased loans totaled $367 thousand on one-to-four family loans, $212 thousand on commercial and multifamily loans, and $49 thousand on commercial business loans as of December 31, 2025. Premiums resulting from purchased loans totaled $404 thousand on one-to-four family loans, $244 thousand on commercial and multifamily loans, and $70 thousand on commercial business loans as of December 31, 2024.
The Company purchased no loans during the year ended December 31, 2025 and $2.0 million of loans during the year ended December 31, 2024.
The following table presents a summary of activity in the ACL on loans and unfunded commitments for the periods indicated (in thousands):

	Year Ended December 31,
	2025			2024
	ACL - Loans	ACL - Unfunded Loan Commitments	ACL	Allowance for loan losses	Reserve for Unfunded Loan Commitments	Total Allowance for Loan Losses
Balance at beginning of period	$8,499	$234	$8,733	$8,760	$193	$8,953
Provision for (release of) credit losses during the period	212	(86)	126	(161)	41	(120)
Net charge-offs during the period	(106)	—	(106)	(100)	—	(100)
Balance at end of period	$8,605	$148	$8,753	$8,499	$234	$8,733
Accrued interest receivable on loans receivable totaled $3.6 million at December 31, 2025 and $3.4 million at December 31, 2024, in the accompanying Consolidated Balance Sheets. Accrued interest receivable is excluded from the estimate of expected credit losses.
The following tables summarize the activity in the ACL for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31, 2025
	Beginning Allowance	Charge-offs	Recoveries	Provision (Release of)	Ending Allowance
One-to-four family	$3,025	$—	$—	$315	$3,340
Home equity	307	—	—	36	343
Commercial and multifamily	1,218	—	—	266	1,484
Construction and land(1)	992	(20)	—	(453)	519
Manufactured homes(2)	1,172	(66)	—	68	1,174
Floating homes	1,282	—	—	(23)	1,259
Other consumer(3)	401	(49)	29	(11)	370
Commercial business	102	—	—	14	116
	$8,499	$(135)	$29	$212	$8,605
(1)During the year ended December 31, 2025, there was one construction and land loan originated in 2015 for $20 thousand that was charged off and then subsequently foreclosed upon.
(2)During the year ended December 31, 2025, there were two manufactured home loans originated in 2022 and 2023 for $19 thousand and $47 thousand, respectively, that were charged off and then subsequently foreclosed upon.
(3)During the year ended December 31, 2025, there was one automobile loan for $1 thousand originated in 2021 that was charged off and one other consumer loan for $16 thousand originated in 2024 related to a consumer line of credit that was charged off, with the remainder of the gross charge-offs of other consumer loans related entirely to deposit overdrafts.

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
(1)During the year ended December 31, 2024, there was one manufactured home loans originated in 2020 for $23 thousand that was charged off and then subsequently foreclosed upon.
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
When we classify problem assets as either substandard or doubtful, we may determine that these assets should be individually analyzed if they no longer share common risk characteristics with the rest of the portfolio. When we classify problem assets as a loss, we are required to charge off those assets in the period in which they are deemed uncollectible. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC (the Bank’s federal regulator) and the WDFI (the Bank’s state banking regulator), which can order the establishment of additional credit loss allowances. Assets which do not currently expose us to sufficient risk to warrant classification as substandard or doubtful but possess weaknesses are required to be designated as special mention. There were no loans classified as doubtful or loss as of December 31, 2025 and 2024.
The following tables present the internally assigned grades as of December 31, 2025 and December 31, 2024, by type of loan and origination year (in thousands):

	At December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term
	2025	2024	2023	2022	2021	Prior			Total

One-to-four family:
Pass	$17,896	$18,112	$17,717	$66,239	$93,367	$38,871	$—	$—	$252,202
Substandard	—	—	1,117	289	91	200	—	—	1,697
Total one-to-four family	$17,896	$18,112	$18,834	$66,528	$93,458	$39,071	$—	$—	$253,899
Home equity:
Pass	$1,292	$2,277	$2,534	$2,086	$771	$777	$20,827	$881	$31,445
Substandard	—	—	—	—	—	50	68	121	239
Total home equity	$1,292	$2,277	$2,534	$2,086	$771	$827	$20,895	$1,002	$31,684
Commercial and multifamily:
Pass	$97,005	$33,810	$24,641	$78,185	$87,836	$72,359	$—	$—	$393,836
Substandard	—	—	—	4,990	6,069	3,197	—	—	14,256
Total commercial and multifamily	$97,005	$33,810	$24,641	$83,175	$93,905	$75,556	$—	$—	$408,092
Construction and land:
Pass	$22,342	$16,867	$7,785	$1,025	$668	$1,134	$—	$—	$49,821
Substandard	—	—	—	150	—	—	—	—	150
Total construction and land	$22,342	$16,867	$7,785	$1,175	$668	$1,134	$—	$—	$49,971
Manufactured homes:
Pass	$8,124	$8,183	$10,684	$5,678	$3,265	$6,316	$—	$—	$42,250
Substandard	—	—	228	219	—	254	—	—	701
Total manufactured homes	$8,124	$8,183	$10,912	$5,897	$3,265	$6,570	$—	$—	$42,951
Floating homes:
Pass	$10,100	$18,833	$6,291	$14,636	$22,632	$14,404	$—	$—	$86,896
Total floating homes	$10,100	$18,833	$6,291	$14,636	$22,632	$14,404	$—	$—	$86,896
Other consumer:
Pass	$2,471	$1,604	$2,144	$327	$3,283	$5,837	$667	$—	$16,333
Substandard	—	—	—	—	6	256	—	—	262
Total other consumer	$2,471	$1,604	$2,144	$327	$3,289	$6,093	$667	$—	$16,595
Commercial business:
Pass	$3,324	$255	$253	$288	$1,255	$2,747	$7,293	$—	$15,415
Substandard	—	—	—	—	—	—	30	—	30
Total commercial business	$3,324	$255	$253	$288	$1,255	$2,747	$7,323	$—	$15,445
Total loans
Pass	$162,554	$99,941	$72,049	$168,464	$213,077	$142,445	$28,787	$881	$888,198
Substandard	—	—	1,345	5,648	6,166	3,957	98	121	17,335
Total loans	$162,554	$99,941	$73,394	$174,112	$219,243	$146,402	$28,885	$1,002	$905,533

	At December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term
	2024	2023	2022	2021	2020	Prior			Total
One-to-four family:
Pass	$26,327	$22,470	$78,427	$98,379	$14,095	$29,534	$—	$—	$269,232
Substandard	—	—	259	104	—	214	—	—	577
Total one-to-four family	$26,327	$22,470	$78,686	$98,483	$14,095	$29,748	$—	$—	$269,809
Home equity:
Pass	$3,084	$2,951	$2,420	$908	$210	$1,320	$14,578	$1,069	$26,540
Substandard	—	—	—	—	—	56	234	66	356
Total home equity	$3,084	$2,951	$2,420	$908	$210	$1,376	$14,812	$1,135	$26,896
Commercial and multifamily:
Pass	$34,844	$20,736	$90,067	$111,601	$21,240	$67,336	$—	$—	$345,824
Special mention	—	—	—	—	—	1,375	—	—	1,375
Substandard	—	—	—	5,775	2,165	15,143	—	—	23,083
Total commercial and multifamily	$34,844	$20,736	$90,067	$117,376	$23,405	$83,854	$—	$—	$370,282
Construction and land:
Pass	$26,458	$22,846	$2,166	$968	$593	$2,338	$—	$—	$55,369
Special mention	—	—	17,349	—	—	—	—	—	17,349
Substandard	—	—	70	—	—	24	—	—	94
Total construction and land	$26,458	$22,846	$19,585	$968	$593	$2,362	$—	$—	$72,812
Manufactured homes:
Pass	$9,396	$12,095	$7,039	$3,822	$1,816	$6,180	$—	$—	$40,348
Substandard	—	427	—	—	—	205	—	—	632
Total manufactured homes	$9,396	$12,522	$7,039	$3,822	$1,816	$6,385	$—	$—	$40,980
Floating homes:
Pass	$20,587	$6,395	$16,225	$23,902	$6,059	$10,472	$—	$—	$83,640
Substandard	—	—	2,350	—	—	—	—	—	2,350
Total floating homes	$20,587	$6,395	$18,575	$23,902	$6,059	$10,472	$—	$—	$85,990
Other consumer:
Pass	$2,273	$3,297	$622	$3,615	$5,387	$1,925	$618	$—	$17,737
Substandard	—	—	—	1	—	—	—	—	1
Total other consumer	$2,273	$3,297	$622	$3,616	$5,387	$1,925	$618	—	$17,738
Commercial business:
Pass	$314	$1,256	$1,811	$3,032	$257	$3,895	$4,862	$—	$15,427
Substandard	38	—	—	—	—	11	188	—	237
Total commercial business	$352	$1,256	$1,811	$3,032	$257	$3,906	$5,050	$—	$15,664
Total loans
Pass	$123,283	$92,046	$198,777	$246,227	$49,657	$123,000	$20,058	$1,069	$854,117
Special mention	—	—	17,349	—	—	1,375	—	—	18,724
Substandard	38	427	2,679	5,880	2,165	15,653	422	66	27,330
Total loans	$123,321	$92,473	$218,805	$252,107	$51,822	$140,028	$20,480	$1,135	$900,171

Nonaccrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.
The following table presents the amortized cost of nonaccrual loans at December 31, 2025 and 2024, by type of loan (in thousands):

	December 31, 2025		December 31, 2024
	Total Nonaccrual Loans	Total Nonaccrual Loans with no ACL	Total Nonaccrual Loans	Total Nonaccrual Loans with no ACL
One-to-four family	$1,597	$1,597	$537	$537
Home equity	187	187	298	298
Commercial and multifamily	3,163	3,163	3,734	3,734
Construction and land	82	82	24	24
Manufactured homes	461	461	521	521
Floating homes	—	—	2,363	2,363
Other consumer	262	262	3	1
Commercial business	30	—	11	11
Total	$5,782	$5,752	$7,491	$7,489

The following tables present the aging of past due loans, as of the dates indicated, by type of loan (in thousands):

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$529	$491	$1,358	$—	$2,378	$251,521	$253,899
Home equity	522	275	—	—	797	30,887	31,684
Commercial and multifamily	2,228	—	2,993	—	5,221	402,871	408,092
Construction and land	—	—	82	—	82	49,889	49,971
Manufactured homes	702	641	336	—	1,679	41,272	42,951
Floating homes	849	—	—	—	849	86,047	86,896
Other consumer	7	4	262	—	273	16,322	16,595
Commercial business	32	—	30	—	62	15,383	15,445
Total	$4,869	$1,411	$5,061	$—	$11,341	$894,192	$905,533

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$34	$339	$352	$—	$725	$269,084	$269,809
Home equity	249	—	66	—	315	26,581	26,896
Commercial and multifamily	—	—	3,733	—	3,731	366,551	370,282
Construction and land	24	—	—	—	24	72,788	72,812
Manufactured homes	402	287	394	—	1,083	39,897	40,980
Floating homes	—	—	2,350	—	2,350	83,640	85,990
Other consumer	6	12	—	—	18	17,720	17,738
Commercial business	—	—	—	—	—	15,664	15,664
Total	$715	$638	$6,895	$—	$8,246	$891,925	$900,171
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
At December 31, 2025, the Company had no commitments to extend additional credit to borrowers owing loan receivables with modified terms.
There were no loans modified during the year ended December 31, 2025 and December 31, 2024.
We have no modified loan receivables that have subsequently defaulted at December 31, 2025 and December 31, 2024.
Troubled debt restructurings. Prior to the adoption of ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, the Company had granted a variety of concessions to borrowers in the form of loan modifications that were considered TDRs. Loans classified as legacy TDRs totaled $1.1 million and $1.3 million at December 31, 2025 and 2024, respectively.
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

The following tables summarize collateral dependent loans by collateral type as of the dates indicated (in thousands):

	December 31, 2025
	Commercial Real Estate	Residential Real Estate	Land	Other Residential	RVs/Automobiles	Business Assets	Total
Real estate loans:
One- to four- family	$—	$1,416	$—	$314	$—	$—	$1,730
Home equity	—	187	—	—	—	—	187
Commercial and multifamily	2,123	—	—	—	—	1,040	3,163
Construction and land	—	—	—	82	—	—	82
Total real estate loans	2,123	1,603	—	396	—	1,040	5,162
Consumer loans:
Manufactured homes	—	—	—	480	—	—	480
Other consumer	—	—	—	256	6	—	262
Total consumer loans	—	—	—	736	6	—	742
Commercial business loans	—	—	—	—	—	30	30
Total loans	$2,123	$1,603	$—	$1,132	$6	$1,070	$5,934

	December 31, 2024
	Commercial Real Estate	Residential Real Estate	Land	Other Residential	RVs/Automobiles	Business Assets	Total
Real estate loans:
One- to four- family	$—	$311	$—	$364	$—	$—	$675
Home equity	—	298	—	—	—	—	298
Commercial and multifamily	3,734	—	—	—	—	—	3,734
Construction and land	—	—	24	—	—	—	24
Total real estate loans	3,734	609	24	364	—	—	4,731
Consumer loans:
Manufactured homes	—	—	—	521	—	—	521
Floating homes	—	—	—	2,363	—	—	2,363
Other consumer	—	—	—	—	1	—	1
Total consumer loans	—	—	—	2,884	1	—	2,885
Commercial business loans	—	—	—	—	—	11	11
Total loans	$3,734	$609	$24	$3,248	$1	$11	$7,627
Related Parties. In the ordinary course of business, the Company makes loans to its employees, officers and directors. Certain loans to employees, officers and directors are offered at discounted rates as compared to other clients as permitted by federal regulations. Employees, officers, and directors are eligible for mortgage loans with an adjustable rate that resets annually to 1.0% - 1.5% over the Bank's rolling cost of funds. Director and officer loans are summarized as follows (in thousands):

	December 31,
	2025	2024
Balance, beginning of period	$6,682	$5,906
Advances	—	—
New / (reclassified) loans, net	—	1,548
Repayments	(694)	(772)
Balance, end of period	$5,988	$6,682

Note 6—Mortgage Servicing Rights
The unpaid principal balances underlying the Company’s MSRs portfolio totaled $398.4 million and $425.8 million at December 31, 2025 and 2024, respectively. Of these total balances, the unpaid principal balance of loans serviced for Federal National Mortgage Association (“Fannie Mae”) at December 31, 2025 and 2024 was $396.3 million and $423.7 million, respectively. The unpaid principal balances of loans serviced for other financial institutions at December 31, 2025 and 2024, totaled $2.0 million and $2.1 million, respectively. Loans serviced for Fannie Mae and others are not included in the Company’s financial statements as they are not assets of the Company.
A summary of the change in the balance of MSRs at December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025	2024
Beginning balance, at fair value	$4,769	$4,632
MSRs that result from transfers and sale of financial assets	125	141
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(711)	(4)
Ending balance, at fair value	$4,183	$4,769
(1) Includes changes due to collection/realization of expected cash flows and curtailments.
The key economic assumptions used in determining the fair value of MSRs at December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
Prepayment speed (Public Securities Association "PSA" model)	125%	125%
Weighted-average life	10.1 years	10.6 years
Yield to maturity discount rate	10.0%	10.0%
Average debt service cost per residential loan	$96.00	$80.00
The amount of contractually specified servicing, late and ancillary fees earned on the MSRs are included in “Mortgage servicing income” on the Consolidated Statements of Income and totaled $1.0 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively.
See "Note 1—Organization and Significant Accounting Policies" and "Note 11— Fair Value Measurements" for additional information on MSRs.

Note 7—Premises and Equipment
Premises and equipment at December 31, 2025 and 2024 are summarized as follows (in thousands):

	December 31,
	2025	2024
Land	$920	$920
Buildings and improvements	7,188	7,351
Furniture and equipment	5,962	6,365
	14,070	14,636
Less: Accumulated depreciation and amortization	(9,831)	(9,939)
Premises and equipment, net	$4,239	$4,697
Depreciation and amortization expense was $491 thousand and $619 thousand for the years ended December 31, 2025 and 2024, respectively.

The Company leases office space in several buildings as well as certain equipment. See "Note 12—Leases" for additional information on our leased facilities and equipment.

Note 8—Other Real Estate Owned and Repossessed Assets
The following table presents activity related to OREO and other repossessed assets for the years ended December 31, 2025 and 2024 (in thousands).

	Year Ended December 31,
	2025	2024
Beginning balance, January 1	$—	$575
Additions to OREO and repossessed assets	344	115
Sales	—	(690)
Losses	—	—
Ending balance, December 31	$344	$—
As of December 31, 2025, there was one one-to-four family loan totaling $20 thousand that was in process of foreclosure.

Note 9—Deposits
A summary of deposit accounts with the corresponding weighted-average cost of funds at December 31, 2025 and 2024, are presented below (dollars in thousands):

	December 31, 2025		December 31, 2024
	Deposit Balance	Wtd. Avg Rate	Deposit Balance	Wtd. Avg Rate
Noninterest-bearing demand	$129,828	—%	$130,095	—%
Interest-bearing demand	125,634	0.27	142,126	0.34
Savings	59,478	0.10	61,252	0.10
Money market	331,604	3.13	206,067	3.60
Certificates	299,593	3.89	295,822	4.57
Escrow (1)	2,738	—	2,437	—
Total	$948,875	2.31%	$837,799	2.63%
(1)Escrow balances shown in “Noninterest-bearing deposits” on the Consolidated Balance Sheets.
Scheduled maturities of time deposits at December 31, 2025, are as follows (in thousands):

Year Ending December 31,	Amount
2026	$270,638
2027	14,587
2028	12,130
2029	403
2030	1,835
Thereafter	—
$299,593
Savings, demand, and money market accounts have no contractual maturity. Certificates of deposit have maturities of 5 years or less.

The aggregate amount of time deposits in denominations of more than $250 thousand at December 31, 2025 and 2024, totaled $112.4 million and $90.9 million, respectively. Deposits in excess of $250 thousand are not federally insured. There were no money market brokered deposits outstanding at December 31, 2025 and December 31, 2024.
Deposits from related parties held by the Company were $102.1 million and $9.8 million at December 31, 2025 and 2024, respectively. Included within the deposits from related parties at December 31, 2025 was a deposit relationship with a company that is a related party to a member of our board of directors, which represented 9.87% of our total deposits as of that date.

Note 10—Borrowings, FHLB Stock and Subordinated Notes
FHLB Advances
The following tables present advances from the FHLB as of the dates indicated (dollars in thousands):

	December 31,
	2025	2024
FHLB advances:
Short-term advances	—	—
Long-term advances	10,000	25,000
Total	$10,000	$25,000

	December 31, 2025	December 31, 2024
Fixed Rate:
Outstanding balance	$10,000	$25,000
Interest rates ranging from	4.06%	4.06%
Interest rates ranging to	4.06%	4.27%
Weighted average interest rate	4.06%	4.16%
The following table presents the maturity of our FHLB advances (dollars in thousands):

December 31, 2025
2026	$—
2027	—
2028	10,000
$10,000
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

	December 31, 2025	December 31, 2024
Amount available to borrow under credit facility(1)	$347,095	$385,366
Loans pledged as collateral for borrowings	300,669	333,613
Advance equivalent of collateral:
One-to-four family mortgage loans	190,290	175,907
Commercial and multifamily mortgage loans	21,097	29,180
Home equity loans	278	241
Notional amount of letters of credit outstanding	14,000	8,000
Remaining FHLB borrowing capacity(2)	$187,665	$172,327
(1)Subject to eligible pledged collateral.
(2)Amount remaining from the advance equivalent of collateral, less letters of credit outstanding and FHLB advances.
As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances. At December 31, 2025 and 2024, the Company had an investment of $1.1 million and $1.7 million, respectively, in FHLB of Des Moines stock.
Federal Reserve Bank of San Francisco Borrowings
The Company has a borrowing agreement with the Federal Reserve Bank of San Francisco. The terms of the agreement call for a blanket pledge of a portion of the Company’s consumer and commercial business loans based on the outstanding balance under the Company’s borrowing agreement with the Federal Reserve Bank of San Francisco. At December 31, 2025 and December 31, 2024, the amount available to borrow under this credit facility was $18.5 million and $20.8 million, respectively, subject to eligible pledged collateral. The Company had no outstanding borrowings under this arrangement at December 31, 2025 and 2024.
Other Borrowings
The Company has access to an unsecured Fed Funds line of credit from Pacific Coast Banker’s Bank. The line has a one year term maturing on June 30, 2026 and is renewable annually. As of December 31, 2025, the amount available under this line of credit was $20.0 million. There was no balance on this line of credit as of December 31, 2025 and 2024.
Subordinated Debt
In September 2020, the Company issued $12.0 million of fixed to floating rate subordinated notes that mature in 2030. The subordinated notes have an initial fixed interest rate of 5.25% to, but excluding, October 1, 2025, payable semi-annually in arrears. From, and including, October 1, 2025, the interest rate on the subordinated notes resets quarterly to a floating rate per annum equal to the then-current three-month term Secured Overnight Financing Rate, or SOFR, plus 513 basis points, payable quarterly in arrears. The subordinated notes mature on May 15, 2030, and are redeemable by the Company, in whole or in part, on any interest payment date on or after October 1, 2025. Prior to October 1, 2025, the Company could redeem these notes, in whole but not in part, only under certain limited circumstances set forth in the terms of the subordinated notes. The Company completed a partial redemption of $4.0 million on October 1, 2025, the first date on which partial redemptions were allowed. The subordinated notes may be included in Tier 2 capital for Sound Financial Bancorp under current regulatory guidelines and interpretations. The balance of the subordinated notes, net of debt issuance costs, was $7.8 million at December 31, 2025 and $11.8 million at December 31, 2024.

Note 11—Fair Value Measurements
The Company determines the fair values of its financial instruments based on the requirements established in ASC 820, Fair Value Measurements, which provides a framework for measuring fair value in accordance with GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. The Company’s fair values for financial instruments at December 31, 2025 and 2024 were determined based on these requirements.
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
A description of the valuation methodologies used for impaired loans and OREO is as follows:
Collateral dependent loans - The fair value of collateral dependent loans is based on the current appraised value (or other appropriate third-party market estimates) of the collateral less estimated costs to sell.
OREO and repossessed assets – The fair value of OREO and repossessed assets is based on the current appraised value (or other appropriate third-party market estimates) of the collateral less estimated costs to sell.
Off-balance sheet financial instruments - The fair value of off-balance sheet financial instruments, which consisted entirely of loan commitments at December 31, 2025 and 2024, is estimated based on fees charged to others to enter into similar agreements, taking into account the remaining terms of the agreements and credit standing of the Company’s clients. The estimated fair value of these commitments was not significant at December 31, 2025 and 2024.
In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no transfers between levels during the years ended December 31, 2025 and 2024.

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether or not recognized or recorded at fair value, as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$138,453	$138,453	$138,453	$—	$—
AFS securities	7,699	7,699	—	7,699	—
HTM securities	1,892	1,578	—	1,578	—
Loans held-for-sale	542	542	—	542	—
Loans held-for-portfolio, net	896,928	868,356	—	—	868,356
MSRs	4,183	4,183	—	—	4,183
FINANCIAL LIABILITIES:
Time deposits	299,593	300,290	—	300,290	—
Borrowings	10,000	10,000	—	10,000	—
Subordinated notes	7,801	8,102	—	8,102	—

	December 31, 2024		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$43,641	$43,641	$43,641	$—	$—
AFS securities	7,790	7,790	—	7,790	—
HTM securities	2,130	1,712	—	1,712	—
Loans held-for-sale	487	487	—	487	—
Loans held-for-portfolio, net	891,672	850,813	—	—	850,813
MSRs	4,769	4,769	—	—	4,769
FINANCIAL LIABILITIES:
Time deposits	295,822	296,575	—	296,575	—
Borrowings	25,000	25,000	—	25,000	—
Subordinated notes	11,759	12,653	—	12,653	—

The following tables present the balance of assets measured at fair value on a recurring basis at December 31, 2025 and 2024 (in thousands):

	Fair Value at December 31, 2025
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$5,482	$—	$5,482	$—
Agency mortgage-backed securities	2,217	—	2,217	—
MSRs	4,183	—	—	4,183

	Fair Value at December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$5,374	$—	$5,374	$—
Agency mortgage-backed securities	2,416	—	2,416	—
MSRs	4,769	—	—	4,769

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2025:

Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
MSRs	Discounted cash flow	Prepayment speed assumption	125%-368% (125%)
		Discount rate	9.0%-13.5% (10%)
		Average debt service cost per residential loan	$96.00
The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2024:

Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
MSRs	Discounted cash flow	Prepayment speed assumption	125%-556% (125%)
		Discount rate	10.0%
		Average debt service cost per residential loan	$80.00

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
There were no assets or liabilities (excluding MSRs) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2025 and 2024.

The following table presents the balance of assets measured at fair value on a nonrecurring basis (in thousands):

	Fair Value at December 31, 2025
Description	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$344	$—	$—	$344
Collateral-dependent loans	5,934	—	—	5,934

	Fair Value at December 31, 2024
Description	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$—	$—	$—	$—
Collateral-dependent loans	7,627	—	—	7,627
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at December 31, 2025 and 2024.

Note 12—Leases

We have operating leases for branch locations, loan production offices, and our corporate office. The term for our leases begins on the date we become legally obligated for the rent payments or take possession of the premises, whichever is earlier. Our real estate leases have initial terms of one to 10.5 years and typically include one renewal option. As of December 31, 2025, our leases had remaining terms ranging from two months to 4.4 years. The operating leases require us to pay property taxes and operating expenses for the properties. We also have finance leases for certain equipment, including copier machines, which had an initial term of 5 years and a remaining term of approximately 4.0 years as of December 31, 2025.
The following table represents the Consolidated Balance Sheet classification of the Company’s lease right of use assets and lease liabilities at December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Operating lease right of use assets	$3,319	$3,725
Finance lease right-of-use assets	104	—
Operating lease liabilities	3,565	4,013
Finance lease liabilities	106	—
The following table represents the components of lease expense for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease expense:
Operating leases	$1,106	$1,083
Finance leases
Amortization of right-of-use assets	26
Interest on lease liabilities	5
Sublease income	—	(4)
Net lease expense	$1,137	$1,079
The following table represents the maturity of lease liabilities at December 31, 2025 (in thousands):

	December 31, 2025
	Operating Leases	Finance Leases	Total Lease Payments
Operating Lease Commitments
2026	$1,133	$29	$1,162
2027	1,125	29	1,154
2028	996	29	1,025
2029	456	29	485
2030	48	—	48
Total lease payments	3,758	116	3,874
Less: Present value discount	193	10	203
Present value of lease liabilities	$3,565	$106	$3,671

Lease term and discount rate by lease type at December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
Weighted-average remaining lease term:
Office leases	3.5 years	4.3 years
Finance leases	4.0 years	0.0 years
Weighted-average discount rate:
Office leases	3.08%	2.88%
Finance leases	4.41%	—%
Supplemental cash flow information related to leases for the years ended December 31, 2025 and 2024 was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows:
Office leases	$1,147	$1,120
Finance leases	5	—
Financing cash flows:
Finance leases	24	—

Note 13—Earnings Per Share
Earnings per share are summarized for the years ended December 31, 2025 and 2024 as follows (dollars in thousands, except per share data):

	Year Ended December 31,
	2025	2024
Net income	$7,158	$4,640
LESS: Participating dividends - Unvested RSAs	(7)	(13)
LESS: Income allocated to participating securities - Unvested RSAs	(20)	(18)
Net income available to common stockholders - basic	7,131	4,609
ADD BACK: Income allocated to participating securities - Unvested RSAs	20	18
LESS: Income reallocated to participating securities - Unvested RSAs	(20)	(18)
Net income available to common stockholders - diluted	$7,131	$4,609

Weighted average number of shares outstanding, basic	2,556,254	2,542,805
Effect of potentially dilutive common shares	20,427	23,133
Weighted average number of shares outstanding, diluted	2,576,681	2,565,938

Earnings per share, basic	$2.79	$1.81
Earnings per share, diluted	$2.77	$1.80
There were no anti-dilutive securities for the years ended December 31, 2025 and December 31, 2024.

Note 14—Employee Benefits
The Company has a 401(k) retirement plan that allows employees to defer a portion of their salary into the 401(k) plan. The Company matches a portion of employees' salary deferrals. 401(k) plan costs are accrued and funded on a current basis. The Company contributed $238 thousand and $279 thousand to the plan for the years ended December 31, 2025 and 2024, respectively.
The Bank maintains a deferred compensation account for the benefit of the Chief Executive Officer, established in 1994 in connection with an incentive plan which is no longer active. The Chief Executive Officer became fully vested in the benefits under this plan as of January 2005. Pursuant to the terms of the plan, payments in an amount equal to the fair market value of the assets in the deferred compensation account shall be made to the Chief Executive Officer (or to her designated beneficiary in the event of death) in 120 equal monthly installments commencing on the last day of the month following the month in which her employment with the Bank is terminated. In the event of the death of the Chief Executive Officer and her designated beneficiary prior to the account being fully paid, the remaining value of the account shall be paid in a lump sum to the beneficiary’s estate. The assets in the deferred compensation account consist of cash, which is held in a certificate of deposit at the Bank and earns interest at market rates. At December 31, 2025 and 2024, the amount held in the certificate of deposit at the Bank was $122 thousand and $117 thousand, respectively.
The Bank maintains a nonqualified deferred compensation plan (the “NQDC Plan”), which became effective on January 1, 2017. The purpose of the NQDC Plan is to provide a select group of management or highly-compensated employees of the Bank with an opportunity to defer the receipt of up to eighty percent (80%) of their annual base salary, bonus, performance-based compensation and any commission income and to assist the Company in attracting, retaining and motivating employees of high caliber and experience. In addition to elective deferrals, the Bank may make discretionary and other contributions to be credited to the account of any or all participants, subject to the vesting requirements set forth in the NQDC Plan. Discretionary contributions by the Bank become 100% vested upon the completion of three years of service from a participant’s effective date of participation in the NQDC Plan (with accelerated vesting upon death, disability or a change in control), while other Bank contributions (including matching contributions) vest at the rate of 20% per year, beginning with the participant’s two-year anniversary of his or her date of hire. During the years ended December 31, 2025, and 2024, the Bank made discretionary contributions to the NQDC Plan of $245 thousand and $253 thousand, respectively.
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

Under the terms of SERP 2, as amended, upon the Chief Executive Officer’s termination of employment with Sound Community Bank for any reason other than death, the Chief Executive Officer will be entitled to receive additional retirement benefits each month for life commencing on the first day of the month following separation from service (as defined in SERP 2) from Sound Community Bank, subject to a six-month delay if required by Section 409A of the Internal Revenue Code. The additional retirement benefits will equal the amount payable from the annuity underlying SERP 2, which benefits would equal $104,040 per year as of December 31, 2025. In the event of the Chief Executive Officer’s death prior to the commencement of the additional retirement benefits, the beneficiary will be entitled to a single lump sum payment within 90 days thereafter in an amount equal to the Bank's accrual for her retirement benefit under SERP 2 as of the date of death, or approximately $1.1 million at December 31, 2025. If a change in control occurs (as defined in SERP 2), the Chief Executive Officer will receive full retirement benefits under SERP 2 commencing upon the first day of the month following her separation from service from Sound Community Bank, subject to a six-month delay if required by Section 409A of the Internal Revenue Code.
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
At December 31, 2025, awards for stock options totaling 301,383 shares and awards for restricted stock totaling 167,004 shares of Company common stock have been granted in the aggregate, net of any forfeitures, under the 2008 Plan and 2013 Plan to participants. As of December 31, 2025, 327 awards for stock options and 110 awards for restricted stock remained available for issuance under the 2013 Plan. During the years ended December 31, 2025 and 2024, share-based compensation expense totaled $302 thousand and $390 thousand, respectively.
Stock Option Awards
All stock option awards granted under the 2008 Plan vest in 20 percent annual increments commencing one year from the grant date in accordance with the requirements of the 2008 Plan. All outstanding stock option awards granted under the 2008 Plan were fully vested as of December 31, 2025. The stock option awards granted to date under the 2013 Plan provide for immediate vesting of a portion of the award with the balance of the award vesting on the anniversary date of each grant date in equal annual installments over periods of one-to-four years subject to the continued service of the participant with the Company. All of the options granted under the 2008 Plan and the 2013 Plan are exercisable for a period of 10 years from the date of grant, subject to vesting.
The following is a summary of the Company's stock option plan award activity during the year ended December 31, 2025 (dollars in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at January 1, 2025	72,836	$35.50	5.59	$1,249
Granted	—	—
Exercised	(6,062)	24.93
Forfeited	(70)	40.91
Outstanding at December 31, 2025	66,704	36.45	4.95	479
Exercisable	56,539	35.71	4.53	448
Expected to vest, assuming a 0% forfeiture rate over the vesting term	66,704	$36.45	4.95	$479
At December 31, 2025, there was $49 thousand of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.0 years. The total intrinsic value of the shares exercised during the years ended December 31, 2025 and 2024 was $130 thousand and $341 thousand, respectively.
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The fair values of options granted in 2025 and 2024 were determined using the following weighted-average assumptions as of the grant date.

	Year Ended December 31,
	2025	2024
Annual dividend yield	—%	1.69%
Expected volatility	—%	28.15%
Risk-free interest rate	—%	4.06%
Expected term	0.00 years	6.00 years
Weighted-average grant date fair value per option granted	$—	$11.64
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
The following is a summary of the Company's non-vested restricted stock awards for the year ended December 31, 2025:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2025	17,143	$39.93
Granted	—	—
Vested	(7,616)	39.34
Forfeited	(110)	41.12
Non-vested at December 31, 2025	9,417	40.39
Expected to vest assuming a 0% forfeiture rate over the vesting term	9,417	$40.39
At December 31, 2025, there was $171 thousand of unrecognized compensation cost related to non-vested restricted stock awards. The cost is expected to be recognized over the weighted-average vesting period of 1.0 years. The total fair value of shares vested for the years ended December 31, 2025 and 2024 was $300 thousand and $262 thousand, respectively. The weighted average grant date fair value per share for the year ended December 31, 2024 was $39.89.
Employee Stock Ownership Plan
The funds to purchase shares in the ESOP come from contributions the Bank makes to the plan. For the years ended December 31, 2025 and 2024, the ESOP trustee purchased 16,191 shares and 15,535 shares of the Company's common stock for inclusion in the ESOP. The number of allocated shares under the ESOP was 187,167 and 178,031 at December 31, 2025 and 2024, respectively. The fair value of the 187,167 shares held by the ESOP was $8.2 million at December 31, 2025. ESOP compensation expense included in salaries and benefits was $796 thousand and $750 thousand for the years ended December 31, 2025 and 2024, respectively.

Note 15—Income Taxes
The provision for income taxes at December 31, 2025 and 2024 was as follows (in thousands):

	December 31,
	2025	2024
Current	$1,444	$1,279
Deferred	70	(273)
Total tax expense	$1,514	$1,006
The cash paid for income taxes for the years ended December 31, 2025 and 2024 was as follows (in thousands):

	December 31,
	2025	2024
Federal income taxes paid	$1,915	$825
State income taxes paid	10	6
A reconciliation of the provision for income taxes for the years ended December 31, 2025 and 2024, with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes, is as follows (dollars in thousands):

	Year Ended December 31,
	2025	2024
Provision at statutory rate	$1,822	$1,186
State and local income tax(1)	6	7
Nontaxable or nondeductible items
Tax-exempt income	(175)	(125)
BOLI	(67)	(131)
Other	16	106
Other	(88)	(37)
	$1,514	$1,006
Federal Tax Rate	21.0%	21.0%
State and local income tax	0.1	0.1
Nontaxable or nondeductible items
Tax exempt rate	(2.0)	(2.2)
BOLI	(0.8)	(2.3)
Other	0.2	1.9
Other	(1.0)	(0.7)
Effective tax rate	17.5%	17.8%
(1) The majority of the balance consists of California state income taxes.

The following table reflects the temporary differences that gave rise to the components of the Company's deferred tax assets at December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Deferred tax assets
Deferred compensation and supplemental retirement	$654	$601
Equity based compensation	63	90
Intangible assets	21	25
Depreciation	77	54
Lease liabilities	771	843
Unrealized loss on securities	225	278
Allowance for credit losses	1,807	1,784
Other, net	206	101
Total deferred tax assets	3,824	3,776
Deferred tax liabilities
Prepaid expenses	(195)	(160)
FHLB stock dividends	(40)	(40)
Mortgage servicing rights	(223)	(308)
Deferred loan costs	(940)	(594)
Right of use assets	(719)	(782)
Total deferred tax liabilities	(2,117)	(1,884)
Net deferred tax asset	$1,707	$1,892
At December 31, 2025 and 2024, the Company had no unrecognized tax benefits. During the years ended December 31, 2025 and 2024, the Company recognized no interest or penalties related to income taxes.
The Company files an income tax return in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2022.

Note 16—Capital
Sound Financial Bancorp is a bank holding company under the supervision of the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve, except that, pursuant to the Economic Growth, Regulatory Relief and Consumer Protection Act, effective August 30, 2018, a bank holding company with consolidated assets of less than $3.0 billion is generally not subject to the Federal Reserve’s capital regulations, which parallel the FDIC’s capital regulations. The Bank is a state-chartered, federally insured institution and is subject to the capital requirements established by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital regulations that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.
The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
At December 31, 2025, according to the most recent notification from the FDIC, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.
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

Under the CBLR framework, a bank is considered well-capitalized and to have satisfied the risk-based and leverage capital requirements of the capital regulations if it has a CBLR of at least 9.0%. A bank electing the framework that ceases to meet any qualifying criteria in a future period and that has a leverage ratio greater than 8% is permitted a grace period of two reporting periods to satisfy the CBLR qualifying criteria or comply with the generally applicable capital requirements. A bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rule. At December 31, 2025, the Bank’s Tier I capital was $116.3 million and the CBLR was 10.91%, and at December 31, 2024, the Bank’s Tier I capital was $115.4 million and the CBLR was 10.60%.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank-only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations.
On January 26, 2024, the Company announced that its Board of Directors approved an extension of the Company’s then-existing stock repurchase program, which was set to expire on January 31, 2024, until January 26, 2025. Under this stock repurchase program, the Company was authorized to repurchase up to $1.5 million of its outstanding shares of common stock from time to time in the open market, based on prevailing market prices, or in privately negotiated transactions. After this program expired on January 26, 2025, the Company’s Board of Directors did not extend the program or adopt a new program. The Company had no repurchases during the year ended December 31, 2025. The Company repurchased 1,626 shares of Company common stock at an average price of $39.71 per share pursuant to the Company’s stock repurchase programs during the year ended December 31, 2024.

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
Financial instruments containing commitments representing credit risk were as follows at the dates indicated (in thousands):

	December 31,
	2025	2024
Residential mortgage commitments	$1,008	$3,758
Unfunded construction commitments	23,718	25,810
Unused lines of credit	27,457	26,105
Irrevocable letters of credit	183	163
Total loan commitments	$52,366	$55,836

At December 31, 2025, fixed-rate loan commitments totaled $1.0 million and had a weighted-average interest rate of 8.62%. At December 31, 2024, fixed-rate loan commitments totaled $3.8 million and had a weighted-average interest rate of 8.26%.
At December 31, 2025 and 2024, the Company had letters of credit issued by the FHLB with a notional amount of $14.0 million and $8.0 million, respectively, in order to secure Washington State Public Funds.
In the ordinary course of business, the Company sells loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, and fraud. When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no defects, the Company has no obligation to repurchase the loan. At December 31, 2025 and 2024, the maximum amount of these guarantees totaled $398.4 million and $425.8 million, respectively. These amounts represent the unpaid principal balances of the Company's loans serviced for others' portfolios. There were no loans repurchased during the years ended December 31, 2025 and 2024.
The Company pays certain medical, dental, prescription, and vision claims for its employees on a self-insured basis. To mitigate risk, the Company has purchased stop-loss insurance to cover claims that exceed stated limits and has recorded estimated reserves for the ultimate costs for both reported claims and claims incurred but not reported, which were not considered significant at December 31, 2025. The Company recorded $861 thousand in stop-loss medical insurance claims exceeding stated coverage limits during the year ended December 31, 2025, and $402 thousand for the year ended December 31, 2024.
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

Note 19—Parent Company Financial Information
The Balance Sheets, Statements of Income, and Statements of Cash Flows for Sound Financial Bancorp (Parent Only) are presented below (dollars in thousands):

Balance sheets	December 31,
	2025	2024
Assets
Cash and cash equivalents	$1,477	$1,310
Investment in Sound Community Bank	116,197	114,534
Other assets	116	64
Total assets	$117,790	$115,908
Liabilities and Stockholders' Equity
Subordinated notes, net	$7,801	$11,759
Other liabilities	590	483
Total liabilities	8,391	12,242
Stockholders' equity	109,399	103,666
Total liabilities and stockholders' equity	$117,790	$115,908

Statements of Income	Year Ended December 31,
	2025	2024
Dividend from subsidiary	$7,200	$4,250
Interest expense on subordinated notes	(701)	(672)
Other expenses	(821)	(776)
Income before income tax benefit and equity in undistributed net income of subsidiary	5,678	2,802
Income tax benefit	320	304
Equity in undistributed earnings of subsidiary	1,160	1,537
Net income	$7,158	$4,643

Statements of Cash Flows	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$7,158	$4,643
Adjustments to reconcile net income to net cash provided by operating activities:
Other, net	97	(13)
Expense allocation to holding company	(131)	(217)
Equity in undistributed earnings of subsidiary	(1,160)	(1,537)
Net cash provided by operating activities	5,964	2,876
Cash flows from financing activities:
Dividends paid	(1,947)	(1,948)
Repayment of subordinated debt	(4,000)
Stock options exercised	151	269
Net cash used in financing activities	(5,796)	(1,744)
Net increase (decrease) in cash	168	1,132
Cash and cash equivalents at beginning of year	1,309	177
Cash and cash equivalents at end of year	$1,477	$1,309

Note 20—Revenue from Contracts with Customers
All of the Company's revenue from contracts with customers within the scope of ASC 606—Revenue from Contracts with Customers ("ASC 606") is recognized in noninterest income on the Consolidated Income Statements with the exception of the net loss on OREO and repossessed assets, which is included in noninterest expense on the Consolidated Income Statements. The following table presents the Company's sources of noninterest income for the year ended December 31, 2025 and 2024 (in thousands). Items outside of the scope of ASC 606 are noted as such.

	Year Ended December 31,
	2025	2024
Noninterest income:
Service charges and fee income
Account maintenance fees	$401	$317
Transaction-based and overdraft service charges	451	482
Debit/ATM interchange fees	1,534	1,380
Credit card interchange fees	112	83
Loan fees (a)	145	154
Other fees (a)	26	204
Total service charges and fee income	2,669	2,620
Earnings on cash surrender value of bank-owned life insurance (a)	837	625
Mortgage servicing income (a)	1,046	1,118
Fair value adjustment on MSRs (a)	(711)	(4)
Net gain on sale of loans (a)	260	258
Other income (a)	(137)	38
Total noninterest income	$3,964	$4,655
(a) Not within scope of ASC 606
Account maintenance fees and transaction-based and overdraft service charges
The Company earns fees from its customers for account maintenance, transaction-based and overdraft services. Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts monthly. The performance obligation is satisfied and fees are recognized monthly as the service period is completed. Transaction-based fees and overdraft service fees on deposit accounts are charged to deposit customers for specific services provided to the customer, such as non-sufficient funds, overdraft, and wire services. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.
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
Net loss (gain) on OREO and repossessed assets
We record a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed of trust. When the Bank finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on sale, we adjust the transaction price and related gain or loss on sale if a significant financing component is present. The Company generated income/incurred expenses on OREO properties, net of losses/(gains) on sale of OREO, of $37 thousand and $(31) thousand for the years ended December 31, 2025 and 2024, respectively, included under noninterest expense on the Consolidated Statements of Income.

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
In accordance with ASC 280, as amended by ASU 2023-07, the Company discloses the following significant expense categories and other items on a consolidated basis which are regularly provided to the CODM and included in the measure of consolidated profit or loss:
•Interest expense - includes interest paid on deposits, borrowings, and subordinated notes;
•Provision for credit losses - represents the amount charged to earnings to maintain the allowance for credit losses at an appropriate level;
•Salaries and benefits expense - includes wages, incentive compensation, payroll taxes, ESOP expenses and employee benefits;
•Operations expense - includes the following types of expenses:
◦loan related expenses associated with loan origination, servicing, and collection;
◦marketing expenses which includes advertising, and business development costs;
◦FDIC insurance which represents deposit insurance premiums paid to the FDIC;
◦professional services which includes legal, audit, consulting, and other professional fees; and
◦other miscellaneous expenses such as the cost of office supplies, local jurisdiction fees, and travel and conference costs;
•Regulatory assessments expense - includes periodic fees paid to the FRB and FDIC, as well as costs related to regulatory examinations;
•Occupancy expense - includes rent, depreciation, utilities, and maintenance of premises and equipment;
•Data processing expense - includes data processing and software costs related to core processing, digital banking platforms, and other technology-related services; and
•Net loss (gain) and expenses on OREO and repossessed assets - includes expenses related to maintaining OREO or repossessed assets and any gains or losses on the sale of such assets.
Other items regularly provided to the CODM and included in the measure of consolidated profit or loss include:
•Noninterest income - such as service charges on deposit accounts, gain on sale of loans, mortgage servicing income, loan-related fees, dividends on FHLB stock, and earnings on BOLI; and
•Provision for income tax expense - represents the provision for federal and state income taxes.
Segment profit or loss is measured as consolidated net income, which is calculated as total revenues (net interest income and noninterest income) less total expenses (interest expense, provision for credit losses, and noninterest expenses) and income tax expense. These financial metrics are used by the CODM to make key operating decisions, such as determination of the rate at which the Company seeks to grow, loan and deposit pricing, and the allocation of budget for noninterest expenses. Net income is used to monitor budgeted versus actual results. The Company does not have any other reportable segments, and discrete financial information is not available other than on a consolidated basis. All significant operating decisions are made on a consolidated basis.
Note 22—Subsequent Events

On January 27, 2026, the Company’s Board of Directors declared on the Company’s common stock a quarterly cash dividend of $0.21 per share, payable on February 23, 2026 to stockholders of record at the close of business February 9, 2026.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Act”), was carried out under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, and several other members of the Company’s senior management as of December 31, 2025. Based on this evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025 in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, we concluded that, as of December 31, 2025, the Company's internal control over financial reporting was effective based on those criteria.
(c) Changes in Internal Controls over Financial Reporting
As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
(a)None.
(b)During the quarter ended December 31, 2025, Laura Lee Stewart, a director and the Chief Executive Officer of the Company, established a written trading plan (the “Trading Plan”) with an independent trustee in connection with the administration of a charitable remainder trust (the “CRT”). The Trading Plan was adopted on December 10, 2025 in accordance with Rule 10b5-1(c) under the Securities Exchange Act of 1934 and constitutes a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K. The Trading Plan provides pre-established, non-discretionary instructions for the trustee to sell up to 10,800 shares of the Company’s common stock held in the CRT.

Under the Trading Plan, the trustee is authorized to execute sales of Company stock on specified dates and, if needed, pursuant to an objective supplemental formula to fund trust distributions, all without direction or influence from Ms. Stewart. The Trading Plan became effective following the expiration of the mandatory cooling-off period required under Rule 10b5-1(c) and is expected to remain in effect until the earlier of (i) the sale of all shares subject to the Trading Plan, (ii) termination of the CRT, (iii) the Company’s delisting or dissolution, or (iii) Ms. Stewart’s cessation of service as an officer, director or employee of the Company. The arrangement also permits the sale of additional shares that may be contributed to the trust in the future, provided that any such sales are subject to the applicable cooling-off period. All transactions under the Trading Plan will be reported, as applicable, on Forms 4 or 5 pursuant to Section 16 of the Exchange Act.

Ms. Stewart has no ability to modify, suspend, or terminate trades under the Trading Plan, except as permitted under Rule 10b5-1(c).

No other directors or executive officers of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements during the quarter ended December 31, 2025.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Directors
Information concerning the Company’s directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2026, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
Executive Officers
Information concerning the executive officers of the Company and the Bank is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2026, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
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
Audit Committee and Audit Committee Financial Expert. Sound Financial Bancorp has an Audit Committee that is appointed by the Board of Directors to provide assistance to the Board in fulfilling its oversight responsibility relating to the integrity of our consolidated financial statements and the financial reporting processes, the systems of internal accounting and financial controls, compliance with legal and regulatory requirements, the annual independent audit of our consolidated financial statements, the independent auditors' qualifications and independence, the performance of our internal audit function and independent auditors and any other areas of potential financial risk to Sound Financial Bancorp specified by its Board of Directors. The Audit Committee is also responsible for the appointment, retention and oversight of our independent auditors, including pre-approval of all audit and non-audit services to be performed by the independent auditors. During 2025, the Audit Committee was comprised of Directors Jones (chair), Carney, Riojas, Porcelli and Haddad, each of whom is "independent" as that term is defined for audit committee members in the Nasdaq Rules. The Board of Directors has determined that Director Jones is an "audit committee financial expert" as defined in Item 407(e) of Regulation S-K of the Securities and Exchange Commission and that all of the Audit Committee members meet the financial literacy requirements under the NASDAQ listing standards. Additional information concerning the Audit Committee is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2026, (except for information contained under the heading "Report of the Audit Committee"), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
Insider Trading Policy. Information concerning the Company’s insider trading policy is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2026, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Delinquent Section 16(a) Reports
Information concerning delinquent Section 16(a) reports is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2026, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 11.    Executive Compensation
Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2026, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2026, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of Sound Financial Bancorp.

Equity Compensation Plan Information. The following table sets forth information at December 31, 2025 with respect to the Company’s equity compensation plans, all of which were approved by the Company’s shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (1)
Equity Incentive Plan approved by security holders	66,704	$36.45	437
Equity Incentive Plan not approved by security holders	—	—	—
Total	66,704	$36.45	437
(1) There are 110 shares available for issuance for stock awards, other than awards of stock options and stock appreciation rights, included in this amount.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2026, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 14.    Principal Accountant Fees and Services
Information concerning principal accountant fees and services is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2026, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
(a)(1) List of Financial Statements
The following are contained in Item 8:
Report of Independent Registered Public Accounting Firm (Baker Tilly US, LLP, Everett, WA, PCAOB ID: 23)
Consolidated Balance Sheets at December 31, 2025 and 2024
Consolidated Statements of Income for the Years Ended December 31, 2025 and 2024
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025 and 2024
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2025 and 2024
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024
Notes to Consolidated Financial Statements
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

19	Insider trading policy and procedures ( incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 18, 2025 (File No. (001-35633)).
21	Subsidiaries of Sound Financial Bancorp, Inc. 1994 (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 12, 2020 (File No. (001-35633))
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (included on signature page)
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification
97	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 22, 2024 (File No. (001-35633)).
101
The following financial statements from the Sound Financial Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of equity (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(c) Financial Statements Schedules - None

Item 16. Form 10-K Summary - None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: March 18, 2026	By:	/s/ Laura Lee Stewart
Laura Lee Stewart, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wesley Ochs
Wesley Ochs
President/Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jennifer L. Mallon
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

/s/ Laura Lee Stewart	/s/ Wesley Ochs
Laura Lee Stewart, Chief Executive Officer and Director	Wesley Ochs, President/Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
Date: March 18, 2026	Date: March 18, 2026

/s/ Jennifer L. Mallon	/s/ Tyler K. Myers
Jennifer L. Mallon, Senior Vice President/Deputy Chief Financial Officer and Chief Accounting Officer	Tyler K. Myers, Chairman of the Board
(Principal Accounting Officer)	Date: March 18, 2026
Date: March 18, 2026

/s/ David S. Haddad, Jr.	/s/ Robert F. Carney
David S. Haddad, Jr., Director	Robert F. Carney, Director
Date: March 18, 2026	Date: March 18, 2026

/s/ Debra Jones	/s/ Rogelio Riojas
Debra Jones, Director	Rogelio Riojas, Director
Date: March 18, 2026	Date: March 18, 2026

/s/ James E. Sweeney	/s/ Corissa B. Porcelli
James E. Sweeney, Director	Corissa B. Porcelli, Director
Date: March 18, 2026	Date: March 18, 2026