Form 10-Q
period 2026-03-31
Sound Financial Bancorp, Inc.
filed 2026-05-12
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
As of May 9, 2026, there were 2,566,069 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$137,984	$138,453
Available-for-sale (“AFS”) securities, at fair value (amortized cost of $8,690 and $8,770 as of March 31, 2026 and December 31, 2025, respectively)	7,517	7,699
Held-to-maturity (“HTM”) securities, at amortized cost (fair value of $1,528 and $1,578 at March 31, 2026 and December 31, 2025, respectively)	1,884	1,892
Equity securities	5,000	—
Loans held-for-sale	281	542
Loans held-for-portfolio	921,518	905,533
Allowance for credit losses (“ACL”) on loans	(8,635)	(8,605)
Total loans held-for-portfolio, net	912,883	896,928
Accrued interest receivable	3,888	3,771
Bank-owned life insurance (“BOLI”), net	23,747	23,327
Other real estate owned (“OREO”) and repossessed assets, net	99	344
Mortgage servicing rights (“MSRs”), at fair value	4,096	4,183
Federal Home Loan Bank ("FHLB") stock, at cost	1,120	1,060
Premises and equipment, net	4,168	4,239
Right of use assets	3,133	3,423
Other assets	6,251	6,312
Total assets	$1,112,051	$1,092,173
LIABILITIES
Deposits
Interest-bearing	$837,409	$816,309
Noninterest-bearing demand	131,092	132,566
Total deposits	968,501	948,875
Borrowings	10,000	10,000
Accrued interest payable	496	674
Lease liabilities	3,364	3,671
Other liabilities	8,839	10,366
Advance payments from borrowers for taxes and insurance	2,625	1,387
Subordinated notes, net	7,812	7,801
Total liabilities	1,001,637	982,774
COMMITMENTS AND CONTINGENCIES (NOTE 7)	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,568,043 and 2,567,953 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	25	25
Additional paid-in capital	28,797	28,737
Retained earnings	82,518	81,483
Accumulated other comprehensive loss, net of tax	(926)	(846)
Total stockholders’ equity	110,414	109,399
Total liabilities and stockholders’ equity	$1,112,051	$1,092,173
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
INTEREST INCOME
Loans, including fees	$13,307	$12,588
Interest and dividends on investments, cash and cash equivalents	1,158	1,118
Total interest income	14,465	13,706
INTEREST EXPENSE
Deposits	5,124	5,205
Borrowings	108	262
Subordinated notes	186	168
Total interest expense	5,418	5,635
Net interest income	9,047	8,071
PROVISION FOR (RELEASE OF) CREDIT LOSSES	123	(203)
Net interest income after provision for (release of) credit losses	8,924	8,274
NONINTEREST INCOME
Service charges and fee income	624	684
Earnings on BOLI	130	195
Mortgage servicing income	248	269
Fair value adjustment on MSRs	(140)	(99)
Net gain on sale of loans	101	49
Other income (loss)	(53)	—
Total noninterest income	910	1,098
NONINTEREST EXPENSE
Salaries and benefits	4,458	4,595
Operations	1,501	1,365
Regulatory assessments	198	221
Occupancy	427	437
Data processing	1,287	1,293
Net loss and expenses on OREO and repossessed assets	3	3
Total noninterest expense	7,874	7,914
Income before provision for income taxes	1,960	1,458
Provision for income taxes	384	291
Net income	$1,576	$1,167

Earnings per common share:
Basic	$0.61	$0.45
Diluted	$0.61	$0.45
Weighted-average number of common shares outstanding:
Basic	2,562,467	2,554,265
Diluted	2,574,212	2,578,609
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$1,576	$1,167
Available for sale securities:
Unrealized losses arising during the period	(101)	(21)
Income tax benefit related to unrealized losses	21	4
Other comprehensive loss, net of tax benefit	(80)	(17)
Comprehensive income	$1,496	$1,150

See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2026 and 2025 (unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balance, at December 31, 2025	2,567,953	$25	$28,737	$81,483	$(846)	$109,399
Net income	—	—	—	1,576	—	1,576
Other comprehensive loss, net of tax benefit	—	—	—	—	(80)	(80)
Share-based compensation	—	—	57	—	—	57
Cash dividends paid on common stock ($0.21 per share)	—	—	—	(541)	—	(541)
Common stock options exercised	90	—	3	—	—	3
Balance, at March 31, 2026	2,568,043	$25	$28,797	$82,518	$(926)	$110,414

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balance, at December 31, 2024	2,564,907	$25	$28,413	$76,272	$(1,044)	$103,666
Net income	—	—	—	1,167	—	1,167
Other comprehensive loss, net of tax benefit	—	—	—	—	(17)	(17)
Share-based compensation	—	—	81	—	—	81
Cash dividends paid on common stock ($0.19 per share)	—	—	—	(487)	—	(487)
Common stock options exercised	1,162	—	21	—	—	21
Balance, at March 31, 2025	2,566,069	$25	$28,515	$76,952	$(1,061)	$104,431
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,576	$1,167
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net premiums on investments	22	22
Provision for (release of) credit losses	123	(203)
Depreciation and amortization	103	144
Share-based compensation	57	81
Fair value adjustment on mortgage servicing rights	140	99
Right of use assets amortization	192	245
Change in lease liabilities	(209)	(251)
Change in cash surrender value of BOLI	(130)	(195)
Net change in advances from borrowers for taxes and insurance	1,238	1,190
Deferred income tax	70	(273)
Net loss on disposal of assets, net	53	—
Net gain on sale of loans	(101)	(49)
Proceeds from sale of loans held-for-sale	6,163	2,023
Originations of loans held-for-sale	(5,854)	(3,772)
Net gain on OREO and repossessed assets	(1)	—
Change in operating assets and liabilities:
Accrued interest receivable	(117)	(69)
Other assets	12	351
Accrued interest payable	(178)	(179)
Other liabilities	(1,654)	1,521
Net cash provided by operating activities	1,505	1,852
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available-for-sale securities	70	69
Proceeds from principal payments of held-to-maturity securities	8	9
Purchase of equity investments	(5,000)	—
Net change in loans	(16,019)	13,883
FHLB stock purchased	(60)	(4)
Purchase of BOLI	(290)	—
Purchases of premises and equipment, net	(32)	(38)
Proceeds from sale of OREO and other repossessed assets	261	—
Net cash (used in)/provided by investing activities	(21,062)	13,919
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	19,626	72,548
Dividends paid on common stock	(541)	(487)
Proceeds from common stock option exercises	3	21
Net cash provided by financing activities	19,088	72,082
Net change in cash and cash equivalents	(469)	87,853
Cash and cash equivalents, beginning of period	138,453	43,641
Cash and cash equivalents, end of period	$137,984	$131,494
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid on deposits and borrowings	5,596	5,814
Noncash investing and financing activities:
Loans transferred from loans held-for-portfolio to OREO and repossessed assets	15	41
ROU assets obtained in exchange for new operating lease liabilities	—	66
Derecognition of ROU asset	98	—
Derecognition of lease liability	98	—
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
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 18, 2026 (“2025 Form 10-K”). The results for the interim periods are not necessarily indicative of results for a full year or any other future period.
We have not made any changes in our significant accounting policies from those disclosed in the 2025 Form 10-K.

Note 2 – Accounting Pronouncements Recently Issued or Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which will change the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (for example, employee compensation, depreciation and amortization) in expense captions. This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its disclosures and expects adoption will result in a more disaggregated presentation of expense line items in its financial statement footnotes.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which simplifies and modernizes the accounting for internal-use software by removing prescriptive project stage guidance and introducing a new capitalization threshold. Under the revised standard, software development costs are capitalized when management authorizes and commits funding for the project, and it is probable the software will be completed and used as intended. This ASU is effective for annual and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a significant impact on the Company’s Consolidated Financial Statements.
In November 2025, the FASB issued ASU 2025‑08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans, which expands the scope of the “gross‑up” method, formerly applicable only to purchased credit‑deteriorated ("PCD") assets, to include acquired non‑PCD loans that meet certain criteria, now referred to as “purchased seasoned loans” (PSLs). Under this model, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one credit‑loss expense previously required for non‑PCD assets. PSLs are defined as non‑PCD loans acquired either (i) through a business combination, or (ii) purchased more than 90 days after origination when the acquirer was not involved in origination. This ASU is effective on a prospective basis for loans acquired on or after the adoption date, which is for interim and annual reporting periods beginning after December 15, 2026. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements, which clarifies and enhances guidance under ASC 270 on interim financial reporting by (i) clarifying the scope of ASC 270 such that it now explicitly applies only to entities that issue complete interim financial statements and related notes under U.S. GAAP, (ii) establishing clear guidance on the form of interim financial statements and notes, incorporating a comprehensive list of required interim disclosures drawn from across the ASC, and (iii) introducing a requirement to disclose material events and changes occurring after the end of the last annual period that could impact interim results. This ASU is effective for interim and annual reporting periods beginning after December 15, 2027. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

Note 3 – Investments
At March 31, 2026, the Company did not own any debt securities classified as trading.
Debt securities
The amortized cost and estimated fair value of our AFS securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2026
Municipal bonds	$6,303	$9	$(930)	$5,382
Agency mortgage-backed securities	2,387	7	(259)	2,135
Total	$8,690	$16	$(1,189)	$7,517

December 31, 2025
Municipal bonds	$6,313	$10	$(841)	$5,482
Agency mortgage-backed securities	2,457	10	(250)	2,217
Total	$8,770	$20	$(1,091)	$7,699
The amortized cost and estimated fair value of our HTM securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2026
Municipal bonds	$703	$—	$(180)	$523
Agency mortgage-backed securities	1,181	—	(176)	1,005
Total	$1,884	$—	$(356)	$1,528

December 31, 2025
Municipal bonds	$703	$—	$(147)	$556
Agency mortgage-backed securities	1,189	—	(167)	1,022
Total	$1,892	$—	$(314)	$1,578
The amortized cost and estimated fair value of AFS and HTM securities at March 31, 2026, by contractual maturity, are shown below (in thousands). Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, consisting of agency mortgage-backed securities, are shown separately.

	March 31, 2026
	Available-for-sale		Held-to-maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$150	$150	$—	$—
Due after one year through five years	305	305	—	—
Due after five years through ten years	1,716	1,635	—	—
Due after ten years	4,132	3,292	703	523
Agency mortgage-backed securities	2,387	2,135	1,181	1,005
Total	$8,690	$7,517	$1,884	$1,528
There were no pledged securities at March 31, 2026 or December 31, 2025.
There were no sales of AFS or HTM securities during the three months ended March 31, 2026 and 2025.
Accrued interest receivable on securities totaled $75 thousand at March 31, 2026 and $47 thousand at December 31, 2025, in the accompanying Condensed Consolidated Balance Sheets. Accrued interest receivable is excluded from the allowance for credit losses.
The following table summarizes the aggregate fair value and gross unrealized loss by length of time of those investments for which an allowance for credit losses has not been recorded that have been in a continuous unrealized loss position at the dates indicated (in thousands):

	March 31, 2026
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities
Municipal bonds	$—	$—	$3,717	$(930)	$3,717	$(930)
Agency mortgage-backed securities	—	—	1,804	(259)	1,804	(259)
Total available-for-sale securities	$—	$—	$5,521	$(1,189)	$5,521	$(1,189)
Held-to-maturity securities
Municipal bonds	$—	$—	$523	$(180)	$523	$(180)
Agency mortgage-backed securities	—	—	1,005	(176)	1,005	(176)
Total held-to-maturity securities	$—	$—	$1,528	$(356)	$1,528	$(356)

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities
Municipal bonds	$—	$—	$3,816	$(841)	$3,816	$(841)
Agency mortgage-backed securities	—	—	1,871	(250)	1,871	(250)
Total	$—	$—	$5,687	$(1,091)	$5,687	$(1,091)
Held-to-maturity securities
Municipal bonds	$—	$—	$556	$(147)	$556	$(147)
Agency mortgage-backed securities	—	—	1,022	(167)	1,022	(167)
Total held-to-maturity securities	$—	$—	$1,578	$(314)	$1,578	$(314)
There was no allowance for credit losses on securities at March 31, 2026 or December 31, 2025. At both March 31, 2026 and December 31, 2025, the total securities portfolio consisted of 11 agency mortgage-backed securities and 11 municipal bonds. There were no securities in an unrealized loss position for less than 12 months and 15 securities in an unrealized loss position for more than 12 months at both March 31, 2026 and December 31, 2025. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. There was no provision for credit losses recognized for investment securities during the three months ended March 31, 2026 and 2025, because the declines in fair value were not attributable to credit quality and because we do not intend, and it is not likely that we will be required, to sell these securities before recovery of their amortized cost basis.
Equity Securities
At March 31, 2026, the Company held equity securities without readily determinable fair values with a carrying value of $5.0 million, accounted for under the measurement alternative in accordance with ASC 321. During the three months ended March 31, 2026, there was no impairment and no observable price changes. The Company held no equity securities at December 31, 2025.

Note 4 – Loans

Loans-held-for portfolio (which excludes loans held-for-sale) at the dates indicated were as follows (in thousands):

	March 31, 2026	December 31, 2025
Real estate loans:
One-to-four family	$251,146	$253,841
Home equity	31,903	31,468
Commercial and multifamily	409,810	409,729
Construction and land	71,878	50,261
Total real estate loans	764,737	745,299
Consumer loans:
Manufactured homes	42,968	43,080
Floating homes	84,927	87,315
Other consumer	15,978	16,571
Total consumer loans	143,873	146,966
Commercial business loans	15,164	15,378
Total loans held-for-portfolio	923,774	907,643
Premiums for purchased loans(1)	610	627
Deferred fees, net	(2,866)	(2,737)
Total loans held-for-portfolio, gross	921,518	905,533
Allowance for credit losses — loans	(8,635)	(8,605)
Total loans held-for-portfolio, net	$912,883	$896,928
(1)Includes premiums resulting from purchased loans of $361 thousand related to one-to-four family loans, $204 thousand related to commercial and multifamily loans, and $46 thousand related to commercial business loans as of March 31, 2026. Includes premiums resulting from purchased loans of $367 thousand related to one-to-four family loans, $212 thousand related to commercial and multifamily loans, and $49 thousand related to commercial business loans as of December 31, 2025.
As of March 31, 2026, there were five collateral dependent one-to-four-family real estate loans, totaling $1.1 million, that were in process of foreclosure.
The following table presents a summary of activity in the ACL on loans and the reserve for unfunded loan commitments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026			2025
	ACL - Loans	Reserve for Unfunded Loan Commitments	ACL	ACL - Loans	Reserve for Unfunded Loan Commitments	ACL
Balance at beginning of period	$8,605	$148	$8,753	$8,499	$234	$8,733
Provision for (release of) credit losses during the period	49	74	123	(85)	(118)	(203)
Net charge-offs during the period	(19)	—	(19)	(21)	—	(21)
Balance at end of period	$8,635	$222	$8,857	$8,393	$116	$8,509
Accrued interest receivable on loans receivable totaled $3.6 million at both March 31, 2026 and December 31, 2025, in the accompanying Condensed Consolidated Balance Sheets. Accrued interest receivable is excluded from the ACL.
The ACL is measured using the current expected credit losses (“CECL”) approach for financial instruments measured at amortized cost and for other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable forecasts. We estimate the ACL using relevant information from internal and external sources, related to past events, current conditions, and a reasonable and supportable forecast. The ACL is measured on a collective (segment) basis when similar risk characteristics exist. Historical credit loss experience for both the Company and segment-specific peers provides the basis for the estimate of expected credit losses. Segments are based upon federal call report segmentation. The reserve was applied on a loan-by-loan basis and condensed into the applicable segments reported below. The ACL is determined using quantitative and qualitative analysis. The quantitative analysis utilizes macroeconomic variables to establish a quantitative relationship between economic conditions and loan performance through an economic cycle. Qualitative adjustments include but are not limited to changes in lending policies; changes in the nature and volume of the portfolio; changes in staff experience levels; changes in the volume or trends of classified loans, delinquencies, and nonaccrual loans; concentration risk; value of underlying collateral; competitive, legal, and regulatory factors; changes in the loan review system; and economic conditions. We evaluate our ACL policy and judgments on an ongoing basis and update them as necessary based on changing conditions. See “Note 1—Organization and Significant Accounting Policies” in the Company’s 2025 Form 10-K for further information on the Company’s ACL accounting policy.
The following tables summarize the activity in the ACL - loans for the periods indicated (in thousands):

	Three Months Ended March 31, 2026
	Beginning Allowance	Charge-offs	Recoveries	Provision for (Release of) Credit Losses	Ending Allowance
One-to-four family	$3,340	$—	$—	$(76)	$3,264
Home equity	343	—	—	20	363
Commercial and multifamily	1,484	—	—	174	1,658
Construction and land	519	—	—	65	584
Manufactured homes(1)	1,174	(20)	—	(69)	1,085
Floating homes	1,259	—	—	(34)	1,225
Other consumer(2)	370	(6)	7	(39)	332
Commercial business	116	—	—	8	124
Total	$8,605	$(26)	$7	$49	$8,635
(1)During the three months ended March 31,2026, there was one manufactured loan for $20 thousand originated in 2017 that was charged off.
(2)During the three months ended March 31,2026, gross charge-offs of other consumer loans related entirely to deposit overdrafts.

	Three Months Ended March 31, 2025
	Beginning Allowance	Charge-offs	Recoveries	Provision for (Release of) Credit Losses	Ending Allowance
One-to-four family	$3,025	$—	$—	$303	$3,328
Home equity	307	—	—	55	362
Commercial and multifamily	1,218	—	—	(37)	1,181
Construction and land	992	—	—	(713)	279
Manufactured homes(1)	1,172	(19)	—	150	1,303
Floating homes	1,282	—	—	127	1,409
Other consumer(2)	401	(8)	6	49	448
Commercial business	102	—	—	(19)	83
Total	$8,499	$(27)	$6	$(85)	$8,393
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
When we classify problem assets as either substandard or doubtful, we may determine that these assets should be individually analyzed if they no longer share common risk characteristics with the rest of the portfolio. When we classify problem assets as a loss, we are required to charge off those assets in the period in which they are deemed uncollectible. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC (the Bank’s federal banking regulator) and the Washington Department of Financial Institutions (the Bank’s state banking regulator), which can order the establishment of additional credit loss allowances. Assets which do not currently expose us to sufficient risk to warrant classification as substandard or doubtful but possess weaknesses are required to be designated as special mention. There were no loans classified as doubtful or loss as of March 31, 2026 and December 31, 2025.
The following tables present the internally assigned grades as of March 31, 2026 and December 31, 2025, by type of loan and origination year (in thousands):

	At March 31, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term
	2026	2025	2024	2023	2022	Prior			Total

One-to-four family:
Pass	$4,456	$17,160	$17,186	$17,094	$65,508	$127,640	$—	$—	$249,044
Substandard	—	—	—	1,473	291	367	—	—	2,131
Total one-to-four family	$4,456	$17,160	$17,186	$18,567	$65,799	$128,007	$—	$—	$251,175
Home equity:
Pass	$—	$1,284	$2,260	$2,292	$2,066	$1,501	$21,320	$908	$31,631
Substandard	—	—	—	46	—	48	322	65	481
Total home equity	$—	$1,284	$2,260	$2,338	$2,066	$1,549	$21,642	$973	$32,112
Commercial and multifamily:
Pass	$7,823	$96,177	$33,681	$19,538	$77,800	$152,741	$—	$—	$387,760
Substandard	—	—	—	4,990	4,970	10,505	—	—	20,465
Total commercial and multifamily	$7,823	$96,177	$33,681	$24,528	$82,770	$163,246	$—	$—	$408,225
Construction and land:
Pass	$18,391	$29,072	$13,441	$7,586	$1,010	$1,731	$—	$—	$71,231
Substandard	—	—	—	27	147	—	—	—	174
Total construction and land	$18,391	$29,072	$13,441	$7,613	$1,157	$1,731	$—	$—	$71,405
Manufactured homes:
Pass	$1,140	$7,942	$7,807	$10,622	$5,561	$9,107	$—	$—	$42,179
Substandard	—	—	—	175	219	271	—	—	665
Total manufactured homes	$1,140	$7,942	$7,807	$10,797	$5,780	$9,378	$—	$—	$42,844
Floating homes:
Pass	$283	$9,970	$18,534	$6,264	$13,613	$35,857	$—	$—	$84,521
Total floating homes	$283	$9,970	$18,534	$6,264	$13,613	$35,857	$—	$—	$84,521
Other consumer:
Pass	$781	$2,342	$1,490	$1,871	$304	$8,038	$917	$—	$15,743
Substandard	—	—	—	—	—	259	1	—	260
Total other consumer	$781	$2,342	$1,490	$1,871	$304	$8,297	$918	$—	$16,003
Commercial business:
Pass	$54	$3,194	$201	$160	$271	$3,599	$7,696	$—	$15,175
Substandard	—	—	28	—	—	—	30	—	58
Total commercial business	$54	$3,194	$229	$160	$271	$3,599	$7,726	$—	$15,233
Total loans
Pass	$32,928	$167,141	$94,600	$65,427	$166,133	$340,214	$29,933	$908	$897,284
Substandard	—	—	28	6,711	5,627	11,450	353	65	24,234
Total loans	$32,928	$167,141	$94,628	$72,138	$171,760	$351,664	$30,286	$973	$921,518

	At December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term
	2025	2024	2023	2022	2021	Prior			Total
One-to-four family:
Pass	$17,896	$18,112	$17,717	$66,239	$93,367	$38,871	$—	$—	$252,202
Substandard	—	—	1,117	289	91	200	—	—	1,697
Total one-to-four family	$17,896	$18,112	$18,834	$66,528	$93,458	$39,071	$—	$—	$253,899
Home equity:
Pass	$1,292	$2,277	$2,534	$2,086	$771	$777	$20,827	$881	$31,445
Substandard	—	—	—	—	—	50	68	121	239
Total home equity	$1,292	$2,277	$2,534	$2,086	$771	$827	$20,895	$1,002	$31,684
Commercial and multifamily:
Pass	$97,005	$33,810	$24,641	$78,185	$87,836	$72,359	$—	$—	$393,836
Substandard	—	—	—	4,990	6,069	3,197	—	—	14,256
Total commercial and multifamily	$97,005	$33,810	$24,641	$83,175	$93,905	$75,556	$—	$—	$408,092
Construction and land:
Pass	$22,342	$16,867	$7,785	$1,025	$668	$1,134	$—	$—	$49,821
Substandard	—	—	—	150	—	—	—	—	150
Total construction and land	$22,342	$16,867	$7,785	$1,175	$668	$1,134	$—	$—	$49,971
Manufactured homes:
Pass	$8,124	$8,183	$10,684	$5,678	$3,265	$6,316	$—	$—	$42,250
Substandard	—	—	228	219	—	254	—	—	701
Total manufactured homes	$8,124	$8,183	$10,912	$5,897	$3,265	$6,570	$—	$—	$42,951
Floating homes:
Pass	$10,100	$18,833	$6,291	$14,636	$22,632	$14,404	$—	$—	$86,896
Total floating homes	$10,100	$18,833	$6,291	$14,636	$22,632	$14,404	$—	$—	$86,896
Other consumer:
Pass	$2,471	$1,604	$2,144	$327	$3,283	$5,837	$667	$—	$16,333
Substandard	—	—	—	—	6	256	—	—	262
Total other consumer	$2,471	$1,604	$2,144	$327	$3,289	$6,093	$667	—	$16,595
Commercial business:
Pass	$3,324	$255	$253	$288	$1,255	$2,747	$7,293	$—	$15,415
Substandard	—	—	—	—	—	—	30	—	30
Total commercial business	$3,324	$255	$253	$288	$1,255	$2,747	$7,323	$—	$15,445
Total loans
Pass	$162,554	$99,941	$72,049	$168,464	$213,077	$142,445	$28,787	$881	$888,198
Substandard	—	—	1,345	5,648	6,166	3,957	98	121	17,335
Total loans	$162,554	$99,941	$73,394	$174,112	$219,243	$146,402	$28,885	$1,002	$905,533

Nonaccrual and Past Due Loans.  Loans are considered past due if the required principal and interest payments were not received as of the dates such payments were due.
The following table presents the amortized cost of nonaccrual loans as of the dates indicated, by type of loan (in thousands):

	March 31, 2026		December 31, 2025
	Total Nonaccrual Loans	Total Nonaccrual Loans with no ACL	Total Nonaccrual Loans	Total Nonaccrual Loans with no ACL
One-to-four family	$1,939	$1,939	$1,597	$1,597
Home equity	383	383	187	187
Commercial and multifamily	4,213	4,213	3,163	3,163
Construction and land	80	80	82	82
Manufactured homes	475	475	461	461
Other consumer	259	259	262	262
Commercial business	30	—	30	—
Total	$7,379	$7,349	$5,782	$5,752
The following tables present the aging of past due loans, based on amortized cost, as of the dates indicated, by type of loan (in thousands):

	March 31, 2026
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$250	$216	$1,612	$—	$2,078	$249,097	$251,175
Home equity	462	135	—	—	597	31,515	32,112
Commercial and multifamily	943	—	4,044	—	4,987	403,238	408,225
Construction and land	78	—	79	—	157	71,248	71,405
Manufactured homes	820	44	311	—	1,175	41,669	42,844
Floating homes	—	—	—	—	—	84,521	84,521
Other consumer	172	1	259	—	432	15,571	16,003
Commercial business	—	—	30	—	30	15,203	15,233
Total	$2,725	$396	$6,335	$—	$9,456	$912,062	$921,518

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$529	$491	$1,358	$—	$2,378	$251,521	$253,899
Home equity	522	275	—	—	797	30,887	31,684
Commercial and multifamily	2,228	—	2,993	—	5,221	402,871	408,092
Construction and land	—	—	82	—	82	49,889	49,971
Manufactured homes	702	641	336	—	1,679	41,272	42,951
Floating homes	849	—	—	—	849	86,047	86,896
Other consumer	7	4	262	—	273	16,322	16,595
Commercial business	32	—	30	—	62	15,383	15,445
Total	$4,869	$1,411	$5,061	$—	$11,341	$894,192	$905,533

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
At March 31, 2026, the Company had no commitments to extend additional credit to borrowers owing loan receivables with modified terms.

There were no loans modified within the three months ended March 31, 2026 and 2025.

We have no modified loan receivables that have subsequently defaulted at March 31, 2026 and December 31, 2025.

Troubled debt restructurings (“TDRs”). Prior to the adoption of ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, the Company had granted a variety of concessions to borrowers in the form of loan modifications that were considered TDRs. Loans classified as legacy TDRs totaled $1.1 million at both March 31, 2026 and December 31, 2025.

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

The following tables summarize collateral dependent loans by collateral type as of the dates indicated (in thousands):

	March 31, 2026
	Commercial Real Estate	Residential Real Estate	Land	Other Residential	RVs/Automobiles	Business Assets	Total
Real estate loans:
One- to four- family	$—	$1,408	$—	$663	$—	$—	$2,071
Home equity	—	383	—	—	—	—	383
Commercial and multifamily	3,173	—	—	—	—	1,040	4,213
Construction and land	—	—	—	80	—	—	80
Total real estate loans	3,173	1,791	—	743	—	1,040	6,747
Consumer loans:
Manufactured homes	—	—	—	475	—	—	475
Other consumer	—	—	—	256	3	—	259
Total consumer loans	—	—	—	731	3	—	734
Commercial business loans	—	—	—	—	—	30	30
Total loans	$3,173	$1,791	$—	$1,474	$3	$1,070	$7,511

	December 31, 2025
	Commercial Real Estate	Residential Real Estate	Land	Other Residential	RVs/Automobiles	Business Assets	Total
Real estate loans:
One- to four- family	$—	$1,416	$—	$314	$—	$—	$1,730
Home equity	—	187	—	—	—	—	187
Commercial and multifamily	2,123	—	—	—	—	1,040	3,163
Construction and land	—	—	—	82	—	—	82
Total real estate loans	2,123	1,603	—	396	—	1,040	5,162
Consumer loans:
Manufactured homes	—	—	—	480	—	—	480
Other consumer	—	—	—	256	6	—	262
Total consumer loans	—	—	—	736	6	—	742
Commercial business loans	—	—	—	—	—	30	30
Total loans	$2,123	$1,603	$—	$1,132	$6	$1,070	$5,934

Note 5 – Fair Value Measurements
The Company determines the fair values of its financial instruments based on the requirements established in ASC 820, Fair Value Measurements (“ASC 820”), which provides a framework for measuring fair value in accordance with U.S. GAAP and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 defines fair values for financial instruments as the exit price, the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. The Company’s fair values for financial instruments at March 31, 2026 and December 31, 2025 were determined based on these requirements.
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
Equity investments - Equity investments consist of securities without readily determinable fair values and are accounted for under the measurement alternative in accordance with ASC 321. Accordingly, these investments are carried at cost, less impairment, and adjusted for observable price changes in orderly transactions for identical or similar investments, with any such adjustments and impairment recognized in net income.
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
Off-balance sheet financial instruments - The fair value of off-balance sheet financial instruments, which consisted entirely of loan commitments at March 31, 2026 and December 31, 2025, is estimated based on fees charged to others to enter into similar agreements, taking into account the remaining terms of the agreements and credit standing of the Company’s clients. The estimated fair value of these commitments was not significant at March 31, 2026 and December 31, 2025.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the lowest level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no transfers between levels during the three months ended March 31, 2026 and 2025.

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether recognized or recorded at fair value or not as of the dates indicated (in thousands):

	March 31, 2026		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$137,984	$137,984	$137,984	$—	$—
Available-for-sale securities	7,517	7,517	—	7,517	—
Held-to-maturity securities	1,884	1,528	—	1,528	—
Equity securities	5,000	5,000	—	—	5,000
Loans held-for-sale	281	281	—	281	—
Loans held-for-portfolio, net	912,883	878,228	—	—	878,228
Mortgage servicing rights	4,096	4,096	—	—	4,096
FINANCIAL LIABILITIES:
Time deposits	301,973	302,387	—	302,387	—
Borrowings	10,000	10,000	—	10,000	—
Subordinated notes	7,812	8,200	—	8,200	—

	December 31, 2025		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$138,453	$138,453	$138,453	$—	$—
Available-for-sale securities	7,699	7,699	—	7,699	—
Held-to-maturity securities	1,892	1,578	—	1,578	—
Loans held-for-sale	542	542	—	542	—
Loans held-for-portfolio, net	896,928	868,356	—	—	868,356
Mortgage servicing rights	4,183	4,183	—	—	4,183
FINANCIAL LIABILITIES:
Time deposits	299,593	300,290	—	300,290	—
Borrowings	10,000	10,000	—	10,000	—
Subordinated notes	7,801	8,102	—	8,102	—

The following tables present the balance of assets measured at fair value on a recurring basis as of the dates indicated (in thousands):

	Fair Value at March 31, 2026
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$5,382	$—	$5,382	$—
Agency mortgage-backed securities	2,135	—	2,135	—
Mortgage servicing rights	4,096	—	—	4,096

	Fair Value at December 31, 2025
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$5,482	$—	$5,482	$—
Agency mortgage-backed securities	2,217	—	2,217	—
Mortgage servicing rights	4,183	—	—	4,183
The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis as of the dates indicated:

March 31, 2026
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	125%-581% (125%)
		Discount rate	9.0%-13.5% (10%)
		Average debt service cost per residential loan	$96.00

December 31, 2025
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	125%-368% (125%)
		Discount rate	9.0%-13.5% (10%)
		Average debt service cost per residential loan	$96.00
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
There were no assets or liabilities (excluding MSRs) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2026 and 2025.
MSRs are measured at fair value using significant unobservable inputs (Level 3) on a recurring basis, and a reconciliation of these assets can be found in “Note 6—Mortgage Servicing Rights.

The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at March 31, 2026
	Total	Level 1	Level 2	Level 3
Equity securities	$5,000	$—	$—	$5,000
OREO and repossessed assets	99	—	—	99
Collateral dependent loans	7,511	—	—	7,511

	Fair Value at December 31, 2025
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$344	$—	$—	$344
Collateral dependent loans	5,934	—	—	5,934
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis at both March 31, 2026 and December 31, 2025.

Note 6 – Mortgage Servicing Rights
The unpaid principal balance of the Company’s mortgage servicing rights portfolio totaled $393.8 million at March 31, 2026 compared to $398.4 million at December 31, 2025. Of these total balances, the unpaid principal balances of loans serviced for Federal National Mortgage Association (“Fannie Mae”) at March 31, 2026 and December 31, 2025 were $392.1 million and $396.3 million, respectively. The unpaid principal balance of loans serviced for other financial institutions totaled $1.8 million at March 31, 2026 compared to $2.0 million at December 31, 2025. Loans serviced for Fannie Mae and others are not included in the Company’s financial statements as they are not assets of the Company.
A summary of the change in the balance of mortgage servicing assets during the periods indicated were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance, at fair value	$4,183	$4,769
Servicing rights that result from transfers and sale of financial assets	53	18
Changes in fair value:
Due to changes in model inputs or assumptions and other(1)	(140)	(99)
Ending balance, at fair value	$4,096	$4,688
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	March 31, 2026	December 31, 2025
Prepayment speed (Public Securities Association “PSA” model)	125%	125%
Weighted-average life	10.2 years	10.1 years
Weighted average discount rate	10.0%	10.0%
Average debt service cost per residential loan	$96.00	$96.00

The amount of contractually specified servicing, late and ancillary fees earned on mortgage servicing rights, which are included in mortgage servicing income on the Condensed Consolidated Statements of Income, totaled $248 thousand and $269 thousand for three months ended March 31, 2026 and 2025, respectively.

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

Note 8 – Borrowings, FHLB Stock and Subordinated Notes
FHLB Advances
The following tables present advances from the FHLB as of the dates indicated (dollars in thousands):

	March 31, 2026	December 31, 2025
FHLB advances:
Short-term advances (one year or less)	$—	$—
Long-term advances (over one year)	10,000	10,000
Total	$10,000	$10,000

	March 31, 2026	December 31, 2025
Fixed Rate:
Outstanding balance	$10,000	$10,000
Interest rates ranging from	4.06%	4.06%
Interest rates ranging to	4.06%	4.06%
Weighted average interest rate	4.06%	4.06%
The following table presents the maturity of our FHLB advances (dollars in thousands):

March 31, 2026
Remainder of 2026	$—
2027	—
2028	10,000
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

	March 31, 2026	December 31, 2025
Amount available to borrow under credit facility(1)	$357,308	$347,095
Advance equivalent of collateral:
One-to-four family loans	$187,048	$190,290
Commercial and multifamily loans	20,260	21,097
Home equity loans	273	278
Notional amount of letters of credit outstanding	15,000	14,000
Remaining FHLB borrowing capacity(2)	$182,581	$187,665
(1)Subject to eligible pledged collateral.
(2)Amount remaining from the advance equivalent of collateral less letters of credit outstanding and FHLB advances.

As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances. At both March 31, 2026 and December 31, 2025, the Company had an investment of $1.1 million in FHLB of Des Moines stock.
Federal Reserve Bank of San Francisco (“FRB SF”) Borrowings
The Company has a borrowing agreement with the FRB SF. The terms of the agreement call for a blanket pledge of a portion of the Company’s consumer and commercial business loans based on the Company’s outstanding borrowing balance. At March 31, 2026 and December 31, 2025, the amount available to borrow under this credit facility was $19.1 million and $18.5 million, respectively, subject to eligible pledged collateral. The Company had no outstanding borrowings under this arrangement at March 31, 2026 and December 31, 2025.
Other Borrowings
The Company has access to an unsecured Fed Funds line of credit from Pacific Coast Banker’s Bank (“PCBB”). The line has a one year term maturing on June 30, 2026 and is renewable annually. As of March 31, 2026, the amount available under this line of credit was $20.0 million. There was no balance on this line of credit as of March 31, 2026 and December 31, 2025.
Subordinated Debt
In September 2020, the Company issued $12.0 million of fixed to floating rate subordinated notes that mature in 2030. The subordinated notes had an initial fixed interest rate of 5.25% to, but excluding, October 1, 2025, payable semi-annually in arrears. From, and including, October 1, 2025, the interest rate on the subordinated notes reset quarterly to a floating rate per annum equal to the then-current three-month term Secured Overnight Financing Rate, or SOFR, plus 513 basis points, payable quarterly in arrears. The subordinated notes mature on May 15, 2030, and are redeemable by the Company, in whole or in part, on any interest payment date on or after October 1, 2025. The Company completed a partial redemption of $4.0 million on October 1, 2025, the first date on which partial redemptions were allowed. The subordinated notes may be included in Tier 2 capital for Sound Financial Bancorp under current regulatory guidelines and interpretations. The balance of the subordinated notes, net of debt issuance costs, was $7.8 million at both March 31, 2026 and December 31, 2025.

Note 9 – Earnings Per Common Share
The following table summarizes the calculation of earnings per share for the periods indicated (dollars in thousands, except per share data):

	Three Months Ended
	2026	2025
Net income	$1,576	$1,167
LESS: Participating dividends - Unvested Restricted Stock Awards (“RSAs”)	(1)	(2)
LESS: Income allocated to participating securities - Unvested RSAs	(2)	(3)
Net income available to common stockholders - basic	1,573	1,162
ADD BACK: Income allocated to participating securities - Unvested RSAs	2	3
LESS: Income reallocated to participating securities - Unvested RSAs	(2)	(3)
Net income available to common stockholders - diluted	$1,573	$1,162

Weighted average number of shares outstanding, basic	2,562,467	2,554,265
Effect of potentially dilutive common shares	11,745	24,344
Weighted average number of shares outstanding, diluted	2,574,212	2,578,609
Earnings per share, basic	$0.61	$0.45
Earnings per share, diluted	$0.61	$0.45
There were no anti-dilutive securities during the three months ended March 31, 2026 and March 31, 2025.

Note 10 – Leases
We currently have operating leases for branch locations, a loan production office and our corporate office. The term for our leases generally begins on the date we become legally obligated for the rent payments or we take possession of the building premises, whichever is earlier. Our real estate leases have initial terms ranging from one to 10.5 years and typically include one renewal option. As of March 31, 2026, our leases had remaining terms ranging from 11 months to 4.2 years. The operating leases require us to pay property taxes and operating expenses for the properties. We also have finance leases for certain equipment, including copier machines, which had an initial term of five years and a remaining term of approximately 3.75 years as of March 31, 2026 . During the three months ended March 31, 2026, we provided notice that our Tacoma branch would close in April 2026 as part of ongoing strategic consolidation efforts. In connection with this closure, the lease was modified to a shorter term ending in the second quarter of 2026. The modification resulted in the derecognition of $98 thousand in both our operating right-of-use asset and operating lease liability.
The following table presents the lease right-of-use assets and lease liabilities recorded on the Condensed Consolidated Balance Sheets at the dates indicated (in thousands):

	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	$3,036	$3,319
Finance lease right-of-use assets	97	104
Operating lease liabilities	3,264	3,565
Finance lease liabilities	100	106
The following table presents the components of lease expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Lease expense
Operating leases	$278	$273
Finance leases
Amortization of right-of-use assets	6	—
Interest on lease liabilities	1	—
Sublease income	—	—
Net lease expense	$285	$273
The following table presents the schedule of lease liability payments at the date indicated (in thousands):

March 31,	Finance Leases	Operating Leases	Total Lease Payments
Remainder of 2026	$22	$849	$871
2027	29	1,083	1,112
2028	29	996	1,025
2029	29	456	485
2030	—	48	48
Total lease payments	109	3,432	3,541
Less: Present value discount	9	168	177
Present value of lease liabilities	$100	$3,264	$3,364

Lease term and discount rate by lease type consisted of the following at the dates indicated:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term:
Operating leases	3.2 years	3.5 years
Finance leases	3.8 years	4.0 years
Weighted-average discount rate (annualized):
Operating leases	3.10%	3.08%
Finance leases	4.41%	4.41%

Supplemental cash flow information related to leases was as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows:
Operating leases	$294	$279
Finance leases	1	—
Financing cash flows:
Finance leases	6	—

Note 11 – Subsequent Events
On April 28, 2026, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.21 per common share, payable on May 26, 2026 to stockholders of record at the close of business on May 11, 2026.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Statements
Certain matters discussed in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact but are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions, or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide range of factors including, but not limited to:

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
•the possibility that unexpected outflows of deposits may require us to sell investment securities at a loss;
•our ability to control operating costs and expenses;
•secondary market conditions for loans and our ability to sell loans in the secondary market;
•results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to increase our allowance for credit losses, write- down asset values or increase our capital levels, or affect our ability to borrow funds or maintain or increase deposits;
•the inability of key third-party providers to perform their obligations to us;
•our ability to attract and retain deposits, including the risk that changes to federal deposit insurance limits or coverage rules, or customer concerns regarding the safety of uninsured deposits, could adversely affect deposit stability;
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
•our ability to adapt to rapid technological changes, including advancements related to artificial intelligence (“AI”), the use of AI models in credit decisioning, customer service, and operations, including risks of model error, bias, regulatory scrutiny under fair lending laws, and third-party AI dependencies, digital banking platforms, and cybersecurity;

•risk associated with the evolving regulatory and market environment for digital assets and cryptocurrency, including potential impacts on customer behavior, deposit flows, and our ability to offer or support related products or services;
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
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•the other risks described from time to time in our documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”), including this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”).
We caution readers not to place undue reliance on any forward-looking statements. The factors listed above could materially affect our financial performance and cause our actual results for future periods to differ materially from any forward-looking statements expressed or implied with respect to future periods and could negatively affect our stock price performance.
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
Sound Community Bank’s deposits are insured up to applicable limits by the FDIC. At March 31, 2026, Sound Financial Bancorp, on a consolidated basis, had total assets of $1.11 billion, net loans held-for-portfolio of $912.9 million, deposits of $968.5 million and stockholders’ equity of $110.4 million. The common stock of Sound Financial Bancorp is listed on the NASDAQ Capital Market under the symbol “SFBC.”  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121.
Our principal business consists of attracting retail and commercial deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one-to-four family residences (including home equity loans and lines of credit), commercial and multifamily real estate loans, construction and land loans, and consumer and commercial business loans. Our commercial business loans include unsecured lines of credit, secured term loans and lines of credit secured by inventory, equipment and accounts receivable. We also offer a variety of secured and unsecured consumer loan products, including manufactured home loans, floating home loans, automobile loans, boat loans and recreational vehicle loans. As part of our business, we focus on residential mortgage loan originations, a portion of which we sell to Fannie Mae and other investors and the remainder of which we retain for our loan portfolio consistent with our asset/liability objectives. We sell loans which conform to the underwriting standards of Fannie Mae (“conforming”) and retain the servicing of such loans in order to maintain the direct customer relationship and to generate noninterest income. Residential loans which do not conform to the underwriting standards of Fannie Mae (“non-conforming”) are either held in our loan portfolio or sold with servicing released. We originate and retain a significant amount of commercial real estate loans, including those secured by owner-occupied and nonowner-occupied commercial real estate, multifamily properties and mobile home parks, and construction and land development loans.

Critical Accounting Estimates
Certain of our accounting policies require management to make difficult, complex or subjective judgments, which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, other changes in economic conditions and changes in the financial condition and performance of borrowers.  Management believes that its critical accounting estimates include determining the allowance for credit losses and accounting for mortgage servicing rights. There have been no material changes in the Company’s critical accounting policies and estimates as previously disclosed in the Company’s 2025 Form 10-K.

Comparison of Financial Condition at March 31, 2026 and December 31, 2025
General.  Total assets increased $19.9 million, or 1.8%, to $1.11 billion at March 31, 2026 from $1.09 billion at December 31, 2025. The increase was primarily a result of higher balance of loans held-for-portfolio and a new equity investment in the first quarter of 2026.
Cash and Cash Equivalents, and Investment Securities. Cash and cash equivalents decreased $469.0 thousand, or 0.3%, to $138.0 million at March 31, 2026 from $138.5 million at December 31, 2025. The decrease reflects cash deployed into higher-yielding assets, primarily loans held-for-portfolio and a new $5.0 million equity investment, partially offset by higher deposit balances.
Investment securities decreased $190 thousand, or 2.0%, to $9.4 million at March 31, 2026, compared to $9.6 million at December 31, 2025. Held-to-maturity securities totaled $1.9 million at both March 31, 2026 and December 31, 2025. Available-for-sale securities totaled $7.5 million at March 31, 2026, compared to $7.7 million at December 31, 2025. The decrease in available-for-sale securities was related to principal paydowns or payoffs, as well as decreases in fair value.
Equity securities totaled $5.0 million at March 31, 2026, compared to zero at both December 31, 2025 and March 31, 2025. The increase primarily related to the strategic decision to deploy some of our interest-earning cash into a higher yielding Community Reinvestment Act (“CRA”)-eligible workforce housing equity investment in the first quarter of 2026. While this investment carries more risk, the level of investment remains low compared to our total assets and partially replaces the runoff of our CRA-eligible available-for-sale debt securities over the past few years.
Loans.  Loans held-for-portfolio, net increased $16.0 million, or 1.8%, to $912.9 million at March 31, 2026, from $896.9 million at December 31, 2025.

The following table reflects the changes in the mix of our loans held-for-portfolio at March 31, 2026, as compared to December 31, 2025 (dollars in thousands):

	March 31, 2026	December 31, 2025	Amount Change	Percent Change
One-to-four family	$251,146	$253,841	$(2,695)	(1.1)%
Home equity	31,903	31,468	435	1.4
Commercial and multifamily	409,810	409,729	81	—
Construction and land	71,878	50,261	21,617	43.0
Manufactured homes	42,968	43,080	(112)	(0.3)
Floating homes	84,927	87,315	(2,388)	(2.7)
Other consumer	15,978	16,571	(593)	(3.6)
Commercial business	15,164	15,378	(214)	(1.4)
Premiums for purchased loans	610	627	(17)	(2.7)
Deferred loan fees	(2,866)	(2,737)	(129)	4.7
Total loans held-for-portfolio, gross	921,518	905,533	15,985	1.8
Allowance for credit losses — loans	(8,635)	(8,605)	(30)	0.3
Total loans held-for-portfolio, net	$912,883	$896,928	$15,955	1.8%

The increase in total loans held-for-portfolio was driven primarily by a $21.6 million, or 43.0%, increase in construction and land loans largely due to new project loan originations in the current quarter. Given the growth in this loan category and current macroeconomic uncertainty, we have applied qualitative adjustments to our ACL for construction and land loans, as discussed further in the “Allowance for Credit Losses” section below. Home equity loans increased by $435 thousand, or 1.4%, as demand for this product remains high with homeowners utilizing their home equity lines to access liquidity as opposed to paying off their lower rate mortgages. The growth in these segments of the portfolio was partially offset by decreases in one-to-four-family loans and floating home loans of $2.7 million and $2.4 million, respectively, or 1.1% and 2.7%, primarily due to loan repayments exceeding new originations.
At March 31, 2026, our loan portfolio, net of deferred loan fees, remained well-diversified. At that date, commercial and multifamily real estate loans accounted for 44.4% of total loans, one-to-four family loans, including home equity loans, accounted for 30.6% of total loans, commercial business loans accounted for 1.6% of total loans, and consumer loans, consisting of manufactured homes, floating homes, and other consumer loans, accounted for 15.6% of total loans. Construction and land loans accounted for 7.8% of total loans at March 31, 2026.
Loans held-for-sale totaled $281 thousand at March 31, 2026, compared to $542 thousand at December 31, 2025. The decrease was primarily due to timing of mortgage originations and sales.

Allowance for Credit Losses.

The following table reflects the activity in our allowance for credit losses (“ACL”) during the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
ACL — Loans:
Balance at beginning of period	$8,605	$8,499
Charge-offs	(26)	(27)
Recoveries	7	6
Net charge-offs	(19)	(21)
Provision for (release of) credit losses	49	(85)
Balance at end of period	$8,635	$8,393
Reserve for Unfunded Commitments:
Balance at beginning of period	148	234
Provision for (release of) credit losses	74	(118)
Balance at end of period	222	116
ACL	$8,857	$8,509
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.01)%	(0.01)%
Our ACL — loans increased $30 thousand, or 0.3%, to $8.6 million at March 31, 2026, from $8.6 million at December 31, 2025. The increase in the ACL - loans was primarily a result of an increase in the balance of our loan portfolio, as well as higher reserves on our portfolio of construction loan and land loans due to qualitative adjustments for uncertainty in market conditions and concentrations, partially offset by improvement in other consumer past due loans and commercial construction collateral values. See “Comparison of Results of Operations for the Three Months Ended March 31, 2026 and 2025 — Provision for Credit Losses.”
The following tables show certain credit ratios at the dates and for the periods indicated and the components of each ratio's calculation (dollars in thousands).

	At March 31, 2026	At December 31, 2025
ACL - loans as a percentage of total loans outstanding	0.93%	0.95%
ACL — loans	$8,635	$8,605
Total loans outstanding	$923,774	$907,643

Nonaccrual loans as a percentage of total loans outstanding	0.80%	0.64%
Total nonaccrual loans	$7,379	$5,782
Total loans outstanding	$923,774	$907,643

ACL - loans as a percentage of nonaccrual loans	117.02%	148.82%
ACL — loans	$8,635	$8,605
Total nonaccrual loans	$7,379	$5,782

ACL as a percentage of total loans outstanding	0.96%	0.96%
ACL	$8,857	$8,753
Total loans outstanding	$923,774	$907,643

ACL as a percentage of nonaccrual loans	120.03%	151.38%
ACL	$8,857	$8,753
Total nonaccrual loans	$7,379	$5,782

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Net recoveries (charge-offs) during period to average loans outstanding:
One-to-four family:	—%	—%
Net (charge-offs)/recoveries	$—	$—
Average loans outstanding	$251,815	$266,980

Home equity:	—%	—%
Net (charge-offs)/recoveries	$—	$—
Average loans outstanding	$31,667	$27,562

Commercial and multifamily real estate:	—%	—%
Net (charge-offs)/recoveries	$—	$—
Average loans outstanding	$408,333	$377,925

Construction and land:	—%	—%
Net (charge-offs)/recoveries	$—	$—
Average loans outstanding	$64,339	$65,187

Manufactured homes:	(0.19)%	(0.19)%
Net (charge-offs)/recoveries	$(20)	$(19)
Average loans outstanding	$42,770	$41,587

Floating homes:	—%	—%
Net (charge-offs)/recoveries	$—	$—
Average loans outstanding	$85,708	$85,593

Other consumer:	0.03%	(0.05)%
Net (charge-offs)/recoveries	$1	$(2)
Average loans outstanding	$16,049	$17,633

Commercial business:	—%	—%
Net (charge-offs)/recoveries	$—	$—
Average loans outstanding	$14,799	$15,269

Total loans:	(0.01)%	(0.01)%
Net (charge-offs)	$(19)	$(21)
Average loans outstanding	$915,480	$897,736
The ratio of ACL - loans to nonaccrual loans decreased to 117.0% at March 31, 2026, from 148.8% at December 31, 2025, reflecting the increase in nonaccrual loans during the quarter. Despite this decrease, we believe our allowance remains adequate given the collateralized nature of the nonaccrual loans and the overall performance of our loan portfolio.

Nonperforming Assets.
Nonperforming assets (“NPAs”), which were comprised of nonperforming loans (nonaccrual loans and nonperforming modified loans), other real estate owned (“OREO”) and repossessed assets, increased $1.4 million, or 22.1%, to $7.5 million, or 0.67% of total assets, at March 31, 2026 from $6.1 million, or 0.56% of total assets, at December 31, 2025.

The table below sets forth the amounts and categories of NPAs at the dates indicated (dollars in thousands):

	Nonperforming Assets
	March 31, 2026	December 31, 2025	Amount Change	Percent Change
Total nonperforming loans	$7,379	$5,782	$1,597	27.6
OREO and repossessed assets	99	344	(245)	(71.2)
Total nonperforming assets	$7,478	$6,126	$1,352	22.1%

The increase in NPAs from December 31, 2025 was primarily due to the placement of $1.8 million of loans on nonaccrual status during the quarter, including one multifamily real estate loan of $1.1 million. These additions were partially offset by loan repayments, the return of certain credits to accrual status, and the sale of OREO properties. The percentage of nonperforming loans to total loans was 0.80% at March 31, 2026, compared to 0.64% at December 31, 2025.

We believe the collateral value of the multifamily real estate loan placed on nonaccrual status during the quarter is sufficient to minimize loss exposure. We continue to monitor this credit and other nonaccrual loans closely. While we believe the increase in nonperforming loans reflects isolated credit events rather than a systemic portfolio trend, we remain attentive to macroeconomic conditions that may affect borrower performance.

Mortgage Servicing Rights.  The fair value of mortgage servicing rights decreased $87 thousand, or 2.1%, to $4.1 million at March 31, 2026 from $4.2 million at December 31, 2025. The decrease was primarily related to a decline in the size of our mortgage servicing portfolio and modest changes in valuation assumptions, including prepayment speed assumptions reflecting current interest rate expectations. We record mortgage servicing rights on loans sold with servicing retained and upon acquisition of a servicing portfolio. Mortgage servicing rights are carried at fair value. If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.
Deposits and Borrowings. Total deposits increased $19.6 million, or 2.1%, to $968.5 million at March 31, 2026 from $948.9 million at December 31, 2025. This increase was primarily due to seasonal fluctuations in customer account balances, new client deposits, and higher balances from large depositors. Noninterest-bearing deposits decreased $1.5 million, or 1.1%, to $131.1 million at March 31, 2026, compared to $132.6 million at December 31, 2025. This decline was primarily the result of normal daily fluctuations in customer account balances, reflecting routine activity rather than significant changes in overall deposit levels. Noninterest-bearing deposits represented 13.5% of total deposits at March 31, 2026, compared to 14.0% at December 31, 2025.
A summary of deposit accounts with the corresponding weighted-average cost of funds at the dates indicated is presented below (dollars in thousands):

	March 31, 2026		December 31, 2025
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$125,541	—%	$129,828	—%
Interest-bearing demand	130,642	0.23	125,634	0.27
Savings	58,881	0.10	59,478	0.10
Money market	345,913	2.82	331,604	3.13
Time deposits	301,973	3.63	299,593	3.89
Escrow (1)	5,551	—	2,738	—
Total deposits	$968,501	2.18%	$948,875	2.31%
(1) Escrow balances shown in noninterest-bearing deposits on the Condensed Consolidated Balance Sheets.

Scheduled maturities of time deposits at March 31, 2026, are as follows (in thousands):

Year Ending December 31,	Amount
2026	$259,929
2027	27,359
2028	12,375
2029	403
2030	1,828
Thereafter	79
$301,973
The aggregate amount of time deposits in denominations of more than $250,000 at March 31, 2026 and December 31, 2025, totaled $106.8 million and $112.4 million, respectively. Deposit amounts in excess of $250,000 are not federally insured. As of March 31, 2026, uninsured deposits totaled $197.9 million, which represented 20.4% of total deposits, as compared to uninsured deposits of $184.7 million, or 19.5% of total deposits as of December 31, 2025. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. The increase in the balance of uninsured deposits primarily related to jumbo tier pricing offered on some of our deposit products, as well as normal fluctuations within deposit accounts.
We actively manage our uninsured deposit exposure through diversification of our deposit base, maintenance of robust liquidity resources, and ongoing monitoring of large depositor relationships. We believe our current liquidity position is sufficient to meet potential demands from uninsured depositors.

Borrowings, comprised of FHLB advances, were $10.0 million at both March 31, 2026 and December 31, 2025. FHLB advances are primarily used to support organic loan growth and to maintain liquidity ratios in line with our asset/liability objectives. A single FHLB advance outstanding at March 31, 2026 matures in early 2028. Subordinated notes, net totaled $7.8 million at both March 31, 2026 and December 31, 2025.
Stockholders’ Equity. Total stockholders’ equity increased $1.0 million, or 0.9%, to $110.4 million at March 31, 2026, from $109.4 million at December 31, 2025. This increase primarily reflects $1.6 million of net income earned during the three months ended March 31, 2026, partially offset by the payment of $541 thousand in cash dividends to stockholders and an $80 thousand increase in accumulated other comprehensive loss, net of tax.

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

	Three Months Ended March 31,
	2026			2025
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$914,113	$13,307	5.90%	$896,822	$12,588	5.69%
Investments	11,701	97	3.36	12,924	108	3.39
Cash and cash equivalents	120,683	1,061	3.57	95,999	1,010	4.27
Total interest-earning assets (1)	1,046,497	14,465	5.61	1,005,745	13,706	5.53
Interest-bearing liabilities:
Savings and money market accounts	388,633	2,306	2.41	332,406	2,058	2.51
Demand and NOW accounts	125,932	82	0.26	140,905	108	0.31
Certificate accounts	301,341	2,736	3.68	292,973	3,039	4.21
Subordinated notes	7,808	186	9.66	11,766	168	5.79
Borrowings	10,556	108	4.15	25,000	262	4.25
Total interest-bearing liabilities	834,270	5,418	2.63%	803,050	5,635	2.85%
Net interest income		$9,047			$8,071
Net interest rate spread			2.97%			2.68%
Net earning assets	$212,227			$202,695
Net interest margin			3.51%			3.25%
Average interest-earning assets to average interest-bearing liabilities		125.44%			125.24%
Noninterest-bearing deposits	$133,691			$126,215
Total deposits	$949,597	$5,124	2.19%	$892,499	$5,205	2.37%
Total funding(2)	$967,961	$5,418	2.27%	$929,265	$5,635	2.46%
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

	Three Months Ended March 31, 2026 vs. 2025
	Increase (Decrease) due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:
Loans receivable	$252	$467	$719
Investments	(10)	(1)	(11)
Cash and cash equivalents	217	(166)	51
Total interest-earning assets	459	300	759
Interest-bearing liabilities:
Savings and Money Market accounts	334	(86)	248
Demand and NOW accounts	(10)	(16)	(26)
Certificate accounts	76	(379)	(303)
Subordinated notes	(94)	112	18
Borrowings	(148)	(6)	(154)
Total interest-bearing liabilities	$158	$(375)	$(217)
Change in net interest income			$976

Comparison of Results of Operation for the Three Months Ended March 31, 2026 and 2025

General.
Net income increased $409 thousand, or 35.0%, to $1.6 million, or $0.61 per diluted common share, for the three months ended March 31, 2026, compared to $1.2 million, or $0.45 per diluted common share, for the three months ended March 31, 2025, reflecting strong growth in net interest income. The improvement was partially offset by higher provisions for credit losses, a modest decline in noninterest income, and slightly higher income taxes. Noninterest expenses remained relatively flat.

Interest Income

	Three Months Ended March 31,		Amount Change	Percent Change
	2026	2025
Loans, including fees	$13,307	$12,588	$719	5.7%
Interest and dividends on investments	97	108	(11)	(10.2)
Cash and cash equivalents	1,061	1,010	51	5.0
Total interest income	$14,465	$13,706	$759	5.5%
Total interest income increased $759 thousand, or 5.5%, to $14.5 million for the three months ended March 31, 2026, from $13.7 million for the three months ended March 31, 2025, primarily due to higher average balances of loans and interest earning cash, and a 21 basis point increase in the average yield on loans, partially offset by a 70 basis point decline in the average yield on cash and cash equivalents.
Interest income on loans increased $719 thousand, or 5.7%, to $13.3 million for the three months ended March 31, 2026, from $12.6 million for the three months ended March 31, 2025. The average yield on total loans rose to 5.90% for the three months ended March 31, 2026, from 5.69% for the three months ended March 31, 2025, primarily due to the origination of new loans at higher interest rates and upward repricing on variable-rate loans. The average balance of total loans was $914.1 million for the three months ended March 31, 2026, compared to $896.8 million for the three months ended March 31, 2025.
Interest and dividends on investments decreased $11 thousand, or 10.2%, to $97 thousand for the three months ended March 31, 2026, compared to $108 thousand for the three months ended March 31, 2025. The decrease was primarily due to a decline in the average balance of investments to $11.7 million from $12.9 million, reflecting continued paydown of the investment portfolio, with a modest further impact from a three basis point decline in average yield to 3.36% from 3.39%.

Interest income on cash and cash equivalents increased $51 thousand, or 5.0%, to $1.1 million for the three months ended March 31, 2026, compared to $1.0 million for the three months ended March 31, 2025. The increase was primarily due to a higher average balance of $120.7 million compared to $96.0 million for the same period in 2025, mainly attributable to higher deposit inflows and the repayment of borrowings and subordinated debt during the fourth quarter of 2025. The increase in average balance was partially offset by a 70 basis point decline in average yield to 3.57% from 4.27%, reflecting the lower market interest rate environment. (Refer to “Net Interest Income” below for additional detail regarding the interest rate environment.)

Interest Expense

	Three Months Ended March 31,		Amount Change	Percent Change
	2026	2025
Deposits	$5,124	$5,205	$(81)	(1.6)%
Borrowings	108	262	(154)	(58.8)
Subordinated notes	186	168	18	10.7
Total interest expense	$5,418	$5,635	$(217)	(3.9)%
Total interest expense decreased $217 thousand, or 3.9%, to $5.4 million for the three months ended March 31, 2026, from $5.6 million for the three months ended March 31, 2025. The decrease was primarily attributable to lower interest rates across most interest-bearing liabilities, resulting from lower market interest rates generally, partially offset by an increase in our average balance of interest-bearing liabilities.
Interest expense on certificate accounts declined $303 thousand, driven by a $379 thousand rate-related decrease, partially offset by a $76 thousand volume-related increase. The average balance of certificate accounts rose to $301.3 million for the three months ended March 31, 2026, from $293.0 million during the same period in 2025, while the average rate paid fell to 3.68% from 4.21%. The decline in the average rate reflected lower market interest rates and the repricing of maturing certificates into the current rate environment. In addition, interest expense on demand and NOW accounts decreased $26 thousand, due to both lower average balances and slightly lower rates. Interest expense on savings and money market accounts increased $248 thousand, or 12.1%, to $2.3 million for the three months ended March 31, 2026, from $2.1 million for the same period in 2025, primarily due to an increase in average balances to $388.6 million from $332.4 million, reflecting shifts in customer deposit preferences from certificate accounts into more liquid deposit products. This increase was partially offset by a 10 basis point decline in the average rate paid to 2.41% from 2.51%, as we implemented repricing strategies to manage overall funding costs.
Interest expense on borrowings, comprised solely of FHLB advances, decreased $154 thousand , primarily due to a $14.4 million decline in average borrowings following the payoff of an FHLB advance during the fourth quarter of 2025. The average balance of FHLB advances was $10.6 million for the three months ended March 31, 2026, compared to $25.0 million for the three months ended March 31, 2025. The average rate paid on borrowings decreased ten basis points to 4.15% for the quarter ended March 31, 2026, compared to 4.25% for the same quarter in 2025. Interest expense on subordinated notes was $186 thousand for the three months ended March 31, 2026, compared to $168 thousand for the three months ended March 31, 2025. The increase was due to the debt converting to a variable-rate instrument that reprices on a quarterly basis from the previous fixed-rate period, partially offset by a lower average balance as a result of the paydown of $4.0 million of our subordinated debt balance in the fourth quarter of 2025.

Net Interest Income.
Net interest income increased $976 thousand, or 12.1%, to $9.0 million for the three months ended March 31, 2026, from $8.1 million for the three months ended March 31, 2025, driven by both growth in interest-earning asset balances and improvement in the net interest rate spread, reflecting higher loan yields and lower funding costs across most categories of interest-bearing liabilities. These changes were partially offset by a decrease in the average yield on investments and interest-bearing cash. Overall, the decline in average funding costs and increase in average yield on loans resulted in a 29 basis point improvement in the net interest rate spread and a 26 basis point increase in the annualized net interest margin, which rose to 3.51% for the three months ended March 31, 2026, compared to 3.25% for the same period in 2025.
Through most of 2025, the Federal Open Market Committee of the Federal Reserve (“FOMC”) maintained the target range for the federal funds rate at 4.25% to 4.50%, where it remained until September 2025. The FOMC subsequently lowered the target range 75 basis points to 3.50% to 3.75% between September 2025 and December 2025. The FOMC maintained the target range for the federal funds rate through the first quarter of 2026. The lower interest rate environment has contributed to decreased funding costs, while loan yields have remained elevated due to repricing of variable-rate loans and higher rates on new loan originations.
Provision for Credit Losses.
The following table reflects the components of the provision for (release of) credit losses during the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Provision for (release of) credit losses on loans	$49	$(85)
Provision for (release of) credit losses on unfunded loan commitments	74	(118)
Provision for (release of) credit losses	$123	$(203)
A provision for credit losses of $123 thousand was recorded for the quarter ended March 31, 2026, compared to a release of provision for credit losses of $203 thousand for the quarter ended March 31, 2025. The swing to a provision in the current quarter resulted primarily from annual updates to model assumptions that increased estimated loss factors, growth in the loan portfolio, and additional qualitative adjustments applied to the commercial loan segment, reflecting uncertainty surrounding geopolitical conditions and the potential impact of tariffs on our borrowers. Expected credit loss estimates consider various factors, including market conditions, borrower-specific information, projected delinquencies, and anticipated effects of economic trends on borrowers' ability to repay. Net charge-offs for the three months ended March 31, 2026 totaled $19 thousand, compared to $21 thousand for the three months ended March 31, 2025.

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
Noninterest Income.  Total noninterest income decreased $188 thousand, or 17.1%, to $910 thousand for the three months ended March 31, 2026, as compared to $1.1 million for the three months ended March 31, 2025, as reflected below (dollars in thousands):

	Three Months Ended March 31,		Amount Change	Percent Change
	2026	2025
Service charges and fee income	$624	$684	$(60)	(8.8)%
Earnings on BOLI	130	195	(65)	(33.3)
Mortgage servicing income	248	269	(21)	(7.8)
Fair value adjustment on mortgage servicing rights	(140)	(99)	(41)	41.4
Net gain on sale of loans	101	49	52	106.1
Other income	(53)	—	(53)	—
Total noninterest income	$910	$1,098	$(188)	(17.1)%
The decrease in noninterest income was primarily due to:
•a $60 thousand decrease in service charges and fee income, primarily due to differences in the volume incentive paid by Mastercard in 2025 and 2026;
•a $65 thousand decrease in earnings from BOLI, primarily due to a one-time benefit recognized in the first quarter of 2025 in connection with the surrender and exchange of existing policies into higher-yielding policies, which did not recur in the current quarter, partially offset by improved yields on the new policies;
•a $21 thousand decrease in mortgage servicing income as a result of a smaller servicing portfolio;

•a $41 thousand increase in the fair value adjustment loss on mortgage servicing rights, reflecting a smaller servicing portfolio and changes in valuation assumptions related to servicing costs and interest rate movements; and
•a $53 thousand decrease in other income due to estimated costs related to the Tacoma branch closure announced in the January 2026 and which closed in April 2026.

These decreases were partially offset by a $52 thousand increase in net gain on sale of loans due to an increase in the volume of loans sold.

Noninterest Expense.  Total noninterest expense remained relatively unchanged during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, as reflected below (dollars in thousands):

	Three Months Ended March 31,		Amount Change	Percent Change
	2026	2025
Salaries and benefits	$4,458	$4,595	$(137)	(3.0)%
Operations	1,501	1,365	136	10.0%
Regulatory assessments	198	221	(23)	(10.4)%
Occupancy	427	437	(10)	(2.3)%
Data processing	1,287	1,293	(6)	(0.5)%
Net loss on OREO and repossessed assets	3	3	—	—%
Total noninterest expense	$7,874	$7,914	$(40)	(0.5)%
While overall noninterest expense remained largely flat, there were fluctuations within certain expense categories, as noted below:
•a $137 thousand decrease in salaries and benefits due to the impact of deferred compensation accruals for key executives and an increase in deferred salary costs associated with loan growth, partially offset by higher medical insurance premiums;
•a $23 thousand decrease in regulatory assessments, primarily due to reduced quarterly assessments resulting from a lower rate applied to a lower average asset balance; and
•a $10 thousand decrease in occupancy expense, due to higher building lease charges in the first quarter of 2025 resulting from lease renewals and maintenance charges.

These decreases were partially offset by a $136 thousand increase in operations expense, primarily due to higher costs associated with our debit card processing. These costs reflect higher transaction volumes and vendor rate adjustments and are expected to continue at a similar level in future quarters.

The efficiency ratio improved 723 basis points to 79.08% for the quarter ended March 31, 2026 from 86.31% for the same period in 2025, primarily reflecting significant growth in net interest income driven by lower funding costs and higher loan yields.

Income Tax Expense. The provision for income taxes was $384 thousand for the three months ended March 31, 2026, compared to $291 thousand for the three months ended March 31, 2025. The effective tax rate decreased to 19.59% from 19.96% primarily because the first quarter of 2025 included a taxable gain recognized in connection with the surrender and exchange of BOLI policies, which elevated the prior year effective tax rate and did not recur in the current quarter.

Capital and Liquidity
The Management’s Discussion and Analysis in Item 7 of the Company’s 2025 Form 10-K contains an overview of Sound Financial Bancorp’s and the Bank’s liquidity management, sources of liquidity and cash flows. Although there have been no material changes in our liquidity management, sources of liquidity and cash flows since December 31, 2025, this discussion updates that disclosure for the three months ended March 31, 2026.

Capital. Stockholders’ equity totaled $110.4 million at March 31, 2026 and $109.4 million at December 31, 2025. In addition to net income of $1.6 million, other sources of capital during the three months ended March 31, 2026 included $57 thousand related to stock-based compensation and $3 thousand in proceeds from stock option exercises. Uses of capital during the three months ended March 31, 2026 primarily included $541 thousand of dividends paid on common stock and an $80 thousand increase in accumulated other comprehensive loss, net of tax, primarily resulting from additional unrealized losses on available-for-sale securities.
We paid cash dividends of $0.21 per common share during the three months ended March 31, 2026, compared to $0.19 per common share during the three months ended March 31, 2025, which equates to a dividend payout ratio of 34.33% and 41.73%, respectively. The Company expects to continue paying quarterly cash dividends on its common stock, subject to the Board of Directors' discretion to change this practice at any time and for any reason, without prior notice. Assuming continued payment of the regular quarterly cash dividend during the remainder of 2026 at the rate of $0.21 per share, our average total dividend paid each quarter would be approximately $539 thousand based on the number of outstanding shares as of March 31, 2026.
The dividends, if any, we pay may be limited as more fully discussed under “Business—How We Are Regulated—Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of the Company’s 2025 Form 10-K.
Stock Repurchase Programs. From time to time, our Board of Directors has authorized stock repurchase programs. In general, stock repurchases allow us to proactively manage our capital position and return excess capital to stockholders. Stock repurchases may also offset the dilutive effects of stock compensation awards. The Company does not currently have a stock repurchase program in place. For additional details on our stock repurchase activity, see “Unregistered Sales of Equity Securities and Use of Proceeds” contained in Part II, Item 2 of this Form 10-Q.
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
As of March 31, 2026, we had $145.5 million in cash and cash equivalents and available-for-sale investment securities, and $281 thousand in loans held-for-sale. At March 31, 2026, we had the ability to borrow $182.6 million in FHLB advances and access to additional borrowings of $19.1 million through the Federal Reserve's discount window, in each case subject to certain collateral requirements. We had $10.0 million in outstanding advances from the FHLB and none from the Federal Reserve at March 31, 2026. We also had a $20.0 million credit facility with Pacific Coast Bankers’ Bank available, with no balance outstanding, at March 31, 2026. Subject to market conditions, we expect to utilize these borrowing facilities from time to time to fund loan originations and deposit withdrawals, to satisfy other financial commitments, to repay maturing debt and to take advantage of investment opportunities to the extent feasible. As of March 31, 2026, management was not aware of any events reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us. For additional details, see “Note 8—Borrowings, FHLB Stock and Subordinated Notes” in the Notes to Condensed Consolidated Financial Statements contained in "Item 1. Financial Statements" of this Form 10-Q.
In the ordinary course of business, we enter into contractual obligations and other commitments to make future payments. Refer to the accompanying Notes to Condensed Consolidated Financial Statements elsewhere in this report for the expected timing of such payments as of March 31, 2026. These include payments related to (i) long-term borrowings (Note 8—Borrowings, FHLB

Stock and Subordinated Notes) and (ii) operating leases (Note 10—Leases). See the discussion below for information regarding commitments to extend credit and standby letters of credit.
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
At March 31, 2026 and December 31, 2025, financial instrument contractual amounts representing credit risk were as follows (in thousands):

	March 31, 2026	December 31, 2025
Residential mortgage commitments	$6,769	$1,008
Unfunded construction commitments	32,990	23,718
Unused lines of credit	29,975	27,457
Irrevocable letters of credit	183	183
Total loan commitments	$69,917	$52,366
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
Sound Financial Bancorp is a holding company and does not conduct operations; its sources of liquidity are generally dividends up-streamed from Sound Community Bank, interest on investment securities, if any, and borrowings from outside sources. Banking regulations limit the dividends that may be paid to Sound Financial Bancorp by Sound Community Bank. See “Business — How We Are Regulated — Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of the Company’s 2025 Form 10-K. At March 31, 2026, Sound Financial Bancorp, on an unconsolidated basis, had $2.2 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.
See also the “Condensed Consolidated Statements of Cash Flows” included in “Item 1. Financial Statements and Supplementary Data” of this Form 10-Q, for further information.

Regulatory Capital
Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action (“PCA”). Qualifying institutions that elect to use the Community Bank Leverage Ratio (“CBLR”), framework, such as the Bank and the Company, that maintain the required minimum leverage ratio will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies’ capital rules, and to have met the capital requirements for the well-capitalized category under the agencies’ PCA framework. As of March 31, 2026, the Bank’s CBLR was 10.62%, which exceeded the minimum requirement of 9%.

Subsequent to March 31, 2026, the federal banking agencies finalized a rule lowering the minimum CBLR requirement from 9% to 8%, effective July 1, 2026. The Bank’s CBLR of 10.62% at March 31, 2026 exceeds both the current and the forthcoming minimum requirements.

See "Part I, Item 1. Business – Regulation of Sound Community Bank – Capital Rules " in the Company's 2025 Form 10-K for additional information related to regulatory capital.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company provided information about market risk in Item 7A of its 2025 Form 10-K.  There have been no material changes in our market risk since December 31, 2025.
Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of March 31, 2026, was carried out under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, and several other members of the Company’s senior management. The Company’s principal executive officer and principal financial officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Company’s principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
(b)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1     Legal Proceedings
In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  Any liability from such currently pending proceedings is not expected to have a material adverse effect on the business or financial condition of the Company.

Item 1A    Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of our 2025 Form 10-K.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Not applicable.
(b)Not applicable.
(c)The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended March 31, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	—	$—	—	$—
February 1, 2026 - February 28, 2026	—	$—	—	—
March 1, 2026 - March 31, 2026	—	$—	—	—
Total	—	$—	—	$—

Item 3    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
(a)    Not applicable.
(b)    Not applicable.
(c)    Trading Plans. During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following financial statements from the Sound Financial Bancorp, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of equity (v) condensed consolidated statements of cash flows and (vi) the notes to condensed consolidated financial statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: May 12, 2026	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

	By:	/s/ Wes Ochs
Wes Ochs
President/Chief Financial Officer
(Principal Financial Officer)