Form 10-Q
period 2026-06-30
Sound Financial Bancorp, Inc.
filed 2026-08-10
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
As of August 7, 2026, there were 2,568,043 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$120,072	$138,453
Available-for-sale (“AFS”) securities, at fair value (amortized cost of $8,586 and $8,770 as of June 30, 2026 and December 31, 2025, respectively)	7,575	7,699
Held-to-maturity (“HTM”) securities, at amortized cost (fair value of $1,572 and $1,578 at June 30, 2026 and December 31, 2025, respectively)	1,876	1,892
Equity securities	5,000	—
Loans held-for-sale	1,591	542
Loans held-for-portfolio	891,969	905,533
Allowance for credit losses (“ACL”) on loans	(8,420)	(8,605)
Total loans held-for-portfolio, net	883,549	896,928
Accrued interest receivable	3,747	3,771
Bank-owned life insurance (“BOLI”), net	24,055	23,327
Other real estate owned (“OREO”) and repossessed assets, net	47	344
Mortgage servicing rights (“MSRs”), at fair value	4,277	4,183
Federal Home Loan Bank ("FHLB") stock, at cost	670	1,060
Premises and equipment, net	4,127	4,239
Right of use assets	2,889	3,423
Other assets	6,249	6,312
Total assets	$1,065,724	$1,092,173
LIABILITIES
Deposits
Interest-bearing	$801,541	$816,309
Noninterest-bearing demand	129,340	132,566
Total deposits	930,881	948,875
Borrowings	—	10,000
Accrued interest payable	634	674
Lease liabilities	3,103	3,671
Other liabilities	9,597	10,366
Advance payments from borrowers for taxes and insurance	1,119	1,387
Subordinated notes, net	7,822	7,801
Total liabilities	953,156	982,774
COMMITMENTS AND CONTINGENCIES (NOTE 7)	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,568,043 and 2,567,953 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	25	25
Additional paid-in capital	28,846	28,737
Retained earnings	84,496	81,483
Accumulated other comprehensive loss, net of tax	(799)	(846)
Total stockholders’ equity	112,568	109,399
Total liabilities and stockholders’ equity	$1,065,724	$1,092,173
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
INTEREST INCOME
Loans, including fees	$13,777	$13,695	$27,083	$26,283
Interest and dividends on investments, cash and cash equivalents	1,069	1,220	2,227	2,339
Total interest income	14,846	14,915	29,310	28,622
INTEREST EXPENSE
Deposits	4,976	5,225	10,100	10,430
Borrowings	90	267	198	529
Subordinated notes	189	168	375	336
Total interest expense	5,255	5,660	10,673	11,295
Net interest income	9,591	9,255	18,637	17,327
(RELEASE OF) PROVISION FOR CREDIT LOSSES	(223)	170	(100)	(33)
Net interest income after (release of) provision for credit losses	9,814	9,085	18,737	17,360
NONINTEREST INCOME
Service charges and fee income	684	664	1,307	1,348
Earnings on BOLI	277	229	407	423
Mortgage servicing income	245	263	493	531
Fair value adjustment on MSRs	119	(80)	(21)	(179)
Net gain on sale of loans	112	44	212	93
Other income (loss)	(8)	—	(61)	—
Total noninterest income	1,429	1,120	2,337	2,216
NONINTEREST EXPENSE
Salaries and benefits	4,645	4,321	9,103	8,916
Operations	1,617	1,443	3,118	2,808
Regulatory assessments	129	222	327	442
Occupancy	388	416	815	853
Data processing	1,332	1,254	2,619	2,547
Net loss and expenses on OREO and repossessed assets	17	9	20	12
Total noninterest expense	8,128	7,665	16,002	15,578
Income before provision for income taxes	3,115	2,540	5,072	3,998
Provision for income taxes	597	488	981	779
Net income	$2,518	$2,052	$4,091	$3,219

Earnings per common share:
Basic	$0.98	$0.80	$1.59	$1.25
Diluted	$0.98	$0.79	$1.59	$1.24
Weighted-average number of common shares outstanding:
Basic	2,564,165	2,556,562	2,563,316	2,555,413
Diluted	2,574,631	2,577,990	2,574,389	2,578,287
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$2,518	$2,052	$4,091	$3,219
Available for sale securities:
Unrealized gains (losses) arising during the period	161	(85)	59	(106)
Income tax (expense) benefit related to unrealized gains (losses)	(34)	18	(12)	22
Other comprehensive income (loss), net of tax	127	(67)	47	(84)
Comprehensive income	$2,645	$1,985	$4,138	$3,135

See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2026 and 2025 (unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balance, at March 31, 2026	2,568,043	$25	$28,797	$82,518	$(926)	$110,414
Net income	—	—	—	2,518	—	2,518
Other comprehensive income, net of tax expense	—	—	—	—	127	127
Share-based compensation	—	—	49	—	—	49
Cash dividends paid on common stock ($0.21 per share)	—	—	—	(540)	—	(540)
Balance, at June 30, 2026	2,568,043	$25	$28,846	$84,496	$(799)	$112,568

Balance, at December 31, 2025	2,567,953	$25	$28,737	$81,483	$(846)	$109,399
Net income	—	—	—	4,091	—	4,091
Other comprehensive income, net of tax expense	—	—	—	—	47	47
Share-based compensation	—	—	106	—	—	106
Cash dividends paid on common stock ($0.42 per share)	—	—	—	(1,078)	—	(1,078)
Common stock options exercised	90	—	3	—	—	3
Balance, at June 30, 2026	2,568,043	$25	$28,846	$84,496	$(799)	$112,568

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balance, at March 31, 2025	2,566,069	$25	$28,515	$76,952	$(1,061)	$104,431
Net income	—	—	—	2,052	—	2,052
Other comprehensive loss, net of tax benefit	—	—	—	—	(67)	(67)
Share-based compensation	—	—	75	—	—	75
Cash dividends paid on common stock ($0.19 per share)	—	—	—	(487)	—	(487)
Balance, at June 30, 2025	2,566,069	$25	$28,590	$78,517	$(1,128)	$106,004

Balance, at December 31, 2024	2,564,907	$25	$28,413	$76,272	$(1,044)	$103,666
Net income	—	—	—	3,219	—	3,219
Other comprehensive loss, net of tax benefit	—	—	—	—	(84)	(84)
Share-based compensation	—	—	156	—	—	156
Cash dividends paid on common stock ($0.38 per share)	—	—	—	(974)	—	(974)
Common stock options exercised	1,162	—	21	—	—	21
Balance, at June 30, 2025	2,566,069	$25	$28,590	$78,517	$(1,128)	$106,004
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,091	$3,219
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net premiums on investments	42	42
(Release of) provision for credit losses	(100)	(33)
Depreciation and amortization	202	261
Share-based compensation	106	156
Fair value adjustment on mortgage servicing rights	21	179
Right of use assets amortization	503	505
Change in lease liabilities	(536)	(513)
Change in cash surrender value of BOLI	(407)	(423)
Net change in advances from borrowers for taxes and insurance	(268)	(346)
Net loss on disposal of assets, net	53	—
Net gain on sale of loans	(212)	(93)
Proceeds from sale of loans held-for-sale	13,463	5,621
Originations of loans held-for-sale	(14,415)	(8,314)
Net loss on OREO and repossessed assets	9	—
Change in operating assets and liabilities:
Accrued interest receivable	24	(187)
Other assets	51	436
Accrued interest payable	(40)	(131)
Other liabilities	(858)	979
Net cash provided by operating activities	1,729	1,358
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available-for-sale securities	162	142
Proceeds from principal payments of held-to-maturity securities	16	17
Purchase of equity investments	(5,000)	—
Net change in loans	13,454	(3,257)
FHLB stock redeemed (purchased)	390	(4)
Purchase of BOLI	(321)	—
Purchases of premises and equipment, net	(90)	(62)
Proceeds from sale of OREO and other repossessed assets	349	—
Net cash provided by/(used in) investing activities	8,960	(3,164)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(17,994)	61,660
Repayment of borrowings	(10,000)	—
Dividends paid on common stock	(1,078)	(974)
Proceeds from common stock option exercises	3	21
Net cash (used in)/provided by financing activities	(29,069)	60,707
Net change in cash and cash equivalents	(18,380)	58,901
Cash and cash equivalents, beginning of period	138,453	43,641
Cash and cash equivalents, end of period	$120,073	$102,542
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$397	$762
Interest paid on deposits and borrowings	10,713	11,426
Noncash investing and financing activities:
Loans transferred from loans held-for-sale to loans held-for-portfolio	—	1,200
Loans transferred from loans held-for-portfolio to OREO and repossessed assets	61	300
Cash paid for principal portion from finance leases	12	12
ROU assets obtained in exchange for new operating lease liabilities	66	583
ROU assets obtained in exchange for new finance lease liabilities	—	130
Derecognition of ROU asset	98	—
Derecognition of lease liability	98	—
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

Note 3 – Investments
At June 30, 2026, the Company did not own any debt securities classified as trading.
Debt securities
The amortized cost and estimated fair value of our AFS securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2026
Municipal bonds	$6,292	$9	$(768)	$5,533
Agency mortgage-backed securities	2,294	6	(258)	2,042
Total	$8,586	$15	$(1,026)	$7,575

December 31, 2025
Municipal bonds	$6,313	$10	$(841)	$5,482
Agency mortgage-backed securities	2,457	10	(250)	2,217
Total	$8,770	$20	$(1,091)	$7,699
The amortized cost and estimated fair value of our HTM securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2026
Municipal bonds	$703	$—	$(133)	$570
Agency mortgage-backed securities	1,173	—	(171)	1,002
Total	$1,876	$—	$(304)	$1,572

December 31, 2025
Municipal bonds	$703	$—	$(147)	$556
Agency mortgage-backed securities	1,189	—	(167)	1,022
Total	$1,892	$—	$(314)	$1,578
The amortized cost and estimated fair value of AFS and HTM securities at June 30, 2026, by contractual maturity, are shown below (in thousands). Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, consisting of agency mortgage-backed securities, are shown separately.

	June 30, 2026
	Available-for-sale		Held-to-maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$150	$150	$—	$—
Due after one year through five years	305	305	—	—
Due after five years through ten years	1,715	1,646	—	—
Due after ten years	4,122	3,432	703	570
Agency mortgage-backed securities	2,294	2,042	1,173	1,002
Total	$8,586	$7,575	$1,876	$1,572
There were no pledged securities at June 30, 2026 or December 31, 2025.
There were no sales of AFS or HTM securities during the three and six months ended June 30, 2026 and 2025.
Accrued interest receivable on securities totaled $47 thousand at both June 30, 2026 and December 31, 2025, in the accompanying Condensed Consolidated Balance Sheets. Accrued interest receivable is excluded from the allowance for credit losses.
The following table summarizes the aggregate fair value and gross unrealized loss by length of time of those investments for which an allowance for credit losses has not been recorded that have been in a continuous unrealized loss position at the dates indicated (in thousands):

	June 30, 2026
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities
Municipal bonds	$—	$—	$3,868	$(768)	$3,868	$(768)
Agency mortgage-backed securities	41	—	1,735	(258)	1,776	(258)
Total available-for-sale securities	$41	$—	$5,603	$(1,026)	$5,644	$(1,026)
Held-to-maturity securities
Municipal bonds	$—	$—	$570	$(133)	$570	$(133)
Agency mortgage-backed securities	—	—	1,002	(171)	1,002	(171)
Total held-to-maturity securities	$—	$—	$1,572	$(304)	$1,572	$(304)

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities
Municipal bonds	$—	$—	$3,816	$(841)	$3,816	$(841)
Agency mortgage-backed securities	—	—	1,871	(250)	1,871	(250)
Total	$—	$—	$5,687	$(1,091)	$5,687	$(1,091)
Held-to-maturity securities
Municipal bonds	$—	$—	$556	$(147)	$556	$(147)
Agency mortgage-backed securities	—	—	1,022	(167)	1,022	(167)
Total held-to-maturity securities	$—	$—	$1,578	$(314)	$1,578	$(314)
There was no allowance for credit losses on securities at June 30, 2026 or December 31, 2025. At both June 30, 2026 and December 31, 2025, the total securities portfolio consisted of 11 agency mortgage-backed securities and 11 municipal bonds. There was one security in an unrealized loss position for less than 12 months and 15 securities in an unrealized loss position for more than 12 months at June 30, 2026 and no securities in an unrealized loss position for less than 12 months and 15 securities in an unrealized loss position for more than 12 months at December 31, 2025. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. There was no provision for credit losses recognized for investment securities during the three and six months ended June 30, 2026 and 2025, because the declines in fair value were not attributable to credit quality and because we do not intend, and it is not likely that we will be required, to sell these securities before recovery of their amortized cost basis.
Equity Securities
At June 30, 2026, the Company held equity securities without readily determinable fair values with a carrying value of $5.0 million, accounted for under the measurement alternative in accordance with ASC 321. During the three and six months ended June 30, 2026, there was no impairment and no observable price changes. The Company held no equity securities at December 31, 2025.

Note 4 – Loans

Loans-held-for portfolio (which excludes loans held-for-sale) at the dates indicated were as follows (in thousands):

	June 30, 2026	December 31, 2025
Real estate loans:
One-to-four family	$244,168	$253,841
Home equity	32,107	31,468
Commercial and multifamily	381,809	409,729
Construction and land	76,158	50,261
Total real estate loans	734,242	745,299
Consumer loans:
Manufactured homes	42,668	43,080
Floating homes	87,566	87,315
Other consumer	13,832	16,571
Total consumer loans	144,066	146,966
Commercial business loans	15,748	15,378
Total loans held-for-portfolio	894,056	907,643
Premiums for purchased loans(1)	583	627
Deferred fees, net	(2,670)	(2,737)
Total loans held-for-portfolio, gross	891,969	905,533
Allowance for credit losses — loans	(8,420)	(8,605)
Total loans held-for-portfolio, net	$883,549	$896,928
(1)Includes premiums resulting from purchased loans of $343 thousand related to one-to-four family loans, $196 thousand related to commercial and multifamily loans, and $43 thousand related to commercial business loans as of June 30, 2026. Includes premiums resulting from purchased loans of $367 thousand related to one-to-four family loans, $212 thousand related to commercial and multifamily loans, and $49 thousand related to commercial business loans as of December 31, 2025.
As of June 30, 2026, there were six collateral dependent one-to-four-family real estate loans, totaling $1.2 million, that were in process of foreclosure.
The following table presents a summary of activity in the ACL on loans and the reserve for unfunded loan commitments for the periods indicated (in thousands):

	Three Months Ended June 30,
	2026			2025
	ACL - Loans	Reserve for Unfunded Loan Commitments	ACL	ACL - Loans	Reserve for Unfunded Loan Commitments	ACL
Balance at beginning of period	$8,635	$222	$8,857	$8,393	$116	$8,509
(Release of) provision for credit losses during the period	(185)	(38)	(223)	164	6	170
Net charge-offs during the period	(30)	—	(30)	(21)	—	(21)
Balance at end of period	$8,420	$184	$8,604	$8,536	$122	$8,658

	Six Months Ended June 30,
	2026			2025
	ACL - Loans	Reserve for Unfunded Loan Commitments	ACL	ACL - Loans	Reserve for Unfunded Loan Commitments	ACL
Balance at beginning of period	$8,605	$148	$8,753	$8,499	$234	$8,733
(Release of) provision for credit losses during the period	(136)	36	(100)	79	(112)	(33)
Net charge-offs during the period	(49)	—	(49)	(42)	—	(42)
Balance at end of period	$8,420	$184	$8,604	$8,536	$122	$8,658
Accrued interest receivable on loans receivable totaled $3.5 million at June 30, 2026 and $3.6 million December 31, 2025, in the accompanying Condensed Consolidated Balance Sheets. Accrued interest receivable is excluded from the ACL.
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

The following tables summarize the activity in the ACL - loans for the periods indicated (in thousands):

	Three Months Ended June 30, 2026
	Beginning Allowance	Charge-offs	Recoveries	Provision for (Release of) Credit Losses	Ending Allowance
One-to-four family	$3,264	$—	$—	$(82)	$3,182
Home equity	363	—	—	(26)	337
Commercial and multifamily	1,658	—	—	(171)	1,487
Construction and land	584	—	—	15	599
Manufactured homes	1,085	—	—	70	1,155
Floating homes	1,225	—	—	34	1,259
Other consumer(1)	332	(3)	3	(22)	310
Commercial business(2)	124	(30)	—	(3)	91
Total	$8,635	$(33)	$3	$(185)	$8,420
(1)During the three months ended June 30,2026, gross charge-offs of other consumer loans related entirely to deposit overdrafts.
(2)During the three months ended June 30,2026, there was one commercial business loan for $30 thousand originated in 2024 that was charged off.

	Three Months Ended June 30, 2025
	Beginning Allowance	Charge-offs	Recoveries	Provision for (Release of) Credit Losses	Ending Allowance
One-to-four family	$3,328	$—	$—	$(1)	$3,327
Home equity	362	—	—	(2)	360
Commercial and multifamily	1,181	—	—	55	1,236
Construction and land	279	—	—	(10)	269
Manufactured homes	1,303	—	—	92	1,395
Floating homes	1,409	—	—	1	1,410
Other consumer(1)	448	(23)	2	24	451
Commercial business	83	—	—	5	88
Total	$8,393	$(23)	$2	$164	$8,536
(1)During the three months ended June 30, 2025, there was one other consumer loan for $16 thousand originated in 2024 related to a consumer line of credit that was charged off with the remainder of the gross charge-offs of other consumer loans related entirely to deposit overdrafts.

	Six Months Ended June 30, 2026
	Beginning Allowance	Charge-offs	Recoveries	Provision for (Release of) Credit Losses	Ending Allowance
One-to-four family	$3,340	$—	$—	$(158)	$3,182
Home equity	343	—	—	(6)	337
Commercial and multifamily	1,484	—	—	3	1,487
Construction and land	519	—	—	80	599
Manufactured homes(1)	1,174	(20)	—	1	1,155
Floating homes	1,259	—	—	—	1,259
Other consumer(2)	370	(9)	10	(61)	310
Commercial business(3)	116	(30)	—	5	91
Total	$8,605	$(59)	$10	$(136)	$8,420
(1)During the six months ended June 30, 2026, there was one manufactured home loan for $20 thousand originated in 2017 that was charged off.
(2)During the six months ended June 30, 2026, gross charge-offs of other consumer loans related entirely to deposit overdrafts
(3)During the six months ended June 30, 2026, there was one commercial business loan for $30 thousand originated in 2024 that was charged off.

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
(1)During the six months ended June 30, 2025, there was one manufactured home loan for $19 thousand originated in 2022 that was charged off and then subsequently foreclosed upon.
(2)During the six months ended June 30, 2025, there was one other consumer loan for $16 thousand originated in 2024 related to a consumer line of credit that was charged off, with the remainder of the gross charge-offs of other consumer loans related entirely to deposit overdrafts.

Credit Quality Indicators. Federal regulations provide for the classification of lower quality loans and other assets (such as OREO and repossessed assets), as well as debt and equity securities considered as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Substandard assets have well-defined weaknesses that could result in loss if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified as "substandard," with the added characteristic that the weaknesses make collection or liquidation in full, highly questionable and improbable. Assets classified as "loss" are considered "uncollectible" and of such little value that their continuance as assets is not warranted.
Management regularly reviews loans in the portfolio to assess credit quality and to determine appropriate loan classification and grading. The grades for "watch" and "special mention" loans are used by the Company to identify and track potential problem loans that warrant management’s close attention based upon known characteristics such as periodic payment delinquency, failure to comply with contractual terms of the loan, or collateral concerns. These loans do not rise to the level of regulatory classifications such as substandard, doubtful, or loss. Loans identified as watch, special mention, substandard, doubtful, or loss are subject to additional problem loan reporting to management quarterly.
When we classify problem assets as either substandard or doubtful, these assets are evaluated to determine whether they should be individually assessed if they no longer share common risk characteristics with the rest of the portfolio. When we classify problem assets as a loss, we are required to charge off those assets in the period in which they are deemed uncollectible. Our determination as to the classification of our assets and the amount of our allowance for credit losses is subject to review by the FDIC (the Bank’s federal banking regulator) and the Washington Department of Financial Institutions (the Bank’s state banking regulator), which can order the establishment of additional credit loss allowance. Assets which do not currently expose us to sufficient risk to warrant classification as substandard or doubtful but possess weaknesses are required to be designated as special mention. There were no loans classified as doubtful or loss as of June 30, 2026 and December 31, 2025.
The following tables present the internally assigned grades as of June 30, 2026 and December 31, 2025, by type of loan and origination year (in thousands):

	At June 30, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term
	2026	2025	2024	2023	2022	Prior			Total

One-to-four family:
Pass	$10,857	$12,739	$17,123	$16,243	$62,973	$121,613	$—	$—	$241,548
Substandard	—	—	—	1,473	286	894	—	—	2,653
Total one-to-four family	$10,857	$12,739	$17,123	$17,716	$63,259	$122,507	$—	$—	$244,201
Home equity:
Pass	$228	$1,272	$2,149	$2,259	$2,046	$1,487	$21,181	$1,378	$32,000
Substandard	—	—	—	—	—	—	313	—	313
Total home equity	$228	$1,272	$2,149	$2,259	$2,046	$1,487	$21,494	$1,378	$32,313
Commercial and multifamily:
Pass	$9,012	$90,437	$33,568	$19,429	$77,403	$130,519	$—	$—	$360,368
Substandard	—	—	—	4,990	4,956	10,034	—	—	19,980
Total commercial and multifamily	$9,012	$90,437	$33,568	$24,419	$82,359	$140,553	$—	$—	$380,348
Construction and land:
Pass	$21,217	$31,423	$12,872	$7,479	$994	$1,501	$—	$—	$75,486
Substandard	—	—	—	27	147	78	—	—	252
Total construction and land	$21,217	$31,423	$12,872	$7,506	$1,141	$1,579	$—	$—	$75,738
Manufactured homes:
Pass	$2,215	$7,769	$7,462	$10,130	$5,429	$8,662	$—	$—	$41,667
Substandard	—	—	127	204	218	333	—	—	882
Total manufactured homes	$2,215	$7,769	$7,589	$10,334	$5,647	$8,995	$—	$—	$42,549
Floating homes:
Pass	$4,558	$9,890	$18,136	$6,236	$13,536	$34,790	$—	$—	$87,146
Total floating homes	$4,558	$9,890	$18,136	$6,236	$13,536	$34,790	$—	$—	$87,146
Other consumer:
Pass	$816	$2,160	$1,311	$1,624	$298	$6,724	$692	$—	$13,625
Substandard	—	—	—	—	—	240	1	—	241
Total other consumer	$816	$2,160	$1,311	$1,624	$298	$6,964	$693	$—	$13,866
Commercial business:
Pass	$225	$3,068	$186	$49	$254	$3,207	$8,793	$—	$15,782
Substandard	—	—	26	—	—	—	—	—	26
Total commercial business	$225	$3,068	$212	$49	$254	$3,207	$8,793	$—	$15,808
Total loans
Pass	$49,128	$158,758	$92,807	$63,449	$162,933	$308,503	$30,666	$1,378	$867,622
Substandard	—	—	153	6,694	5,607	11,579	314	—	24,347
Total loans	$49,128	$158,758	$92,960	$70,143	$168,540	$320,082	$30,980	$1,378	$891,969

	At December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term
	2025	2024	2023	2022	2021	Prior			Total
One-to-four family:
Pass	$17,896	$18,112	$17,717	$66,239	$93,367	$38,871	$—	$—	$252,202
Substandard	—	—	1,117	289	91	200	—	—	1,697
Total one-to-four family	$17,896	$18,112	$18,834	$66,528	$93,458	$39,071	$—	$—	$253,899
Home equity:
Pass	$1,292	$2,277	$2,534	$2,086	$771	$777	$20,827	$881	$31,445
Substandard	—	—	—	—	—	50	68	121	239
Total home equity	$1,292	$2,277	$2,534	$2,086	$771	$827	$20,895	$1,002	$31,684
Commercial and multifamily:
Pass	$97,005	$33,810	$24,641	$78,185	$87,836	$72,359	$—	$—	$393,836
Substandard	—	—	—	4,990	6,069	3,197	—	—	14,256
Total commercial and multifamily	$97,005	$33,810	$24,641	$83,175	$93,905	$75,556	$—	$—	$408,092
Construction and land:
Pass	$22,342	$16,867	$7,785	$1,025	$668	$1,134	$—	$—	$49,821
Substandard	—	—	—	150	—	—	—	—	150
Total construction and land	$22,342	$16,867	$7,785	$1,175	$668	$1,134	$—	$—	$49,971
Manufactured homes:
Pass	$8,124	$8,183	$10,684	$5,678	$3,265	$6,316	$—	$—	$42,250
Substandard	—	—	228	219	—	254	—	—	701
Total manufactured homes	$8,124	$8,183	$10,912	$5,897	$3,265	$6,570	$—	$—	$42,951
Floating homes:
Pass	$10,100	$18,833	$6,291	$14,636	$22,632	$14,404	$—	$—	$86,896
Total floating homes	$10,100	$18,833	$6,291	$14,636	$22,632	$14,404	$—	$—	$86,896
Other consumer:
Pass	$2,471	$1,604	$2,144	$327	$3,283	$5,837	$667	$—	$16,333
Substandard	—	—	—	—	6	256	—	—	262
Total other consumer	$2,471	$1,604	$2,144	$327	$3,289	$6,093	$667	—	$16,595
Commercial business:
Pass	$3,324	$255	$253	$288	$1,255	$2,747	$7,293	$—	$15,415
Substandard	—	—	—	—	—	—	30	—	30
Total commercial business	$3,324	$255	$253	$288	$1,255	$2,747	$7,323	$—	$15,445
Total loans
Pass	$162,554	$99,941	$72,049	$168,464	$213,077	$142,445	$28,787	$881	$888,198
Substandard	—	—	1,345	5,648	6,166	3,957	98	121	17,335
Total loans	$162,554	$99,941	$73,394	$174,112	$219,243	$146,402	$28,885	$1,002	$905,533

Nonaccrual and Past Due Loans.  Loans are considered past due if the required principal and interest payments were not received as of the dates such payments were due.
The following table presents the amortized cost of nonaccrual loans as of the dates indicated, by type of loan (in thousands):

	June 30, 2026		December 31, 2025
	Total Nonaccrual Loans	Total Nonaccrual Loans with no ACL	Total Nonaccrual Loans	Total Nonaccrual Loans with no ACL
One-to-four family	$2,458	$2,458	$1,597	$1,597
Home equity	310	310	187	187
Commercial and multifamily	4,191	4,191	3,163	3,163
Construction and land	159	159	82	82
Manufactured homes	696	696	461	461
Other consumer	241	241	262	262
Commercial business	—	—	30	—
Total	$8,055	$8,055	$5,782	$5,752
The following tables present the aging of past due loans, based on amortized cost, as of the dates indicated, by type of loan (in thousands):

	June 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$—	$222	$2,362	$—	$2,584	$241,617	$244,201
Home equity	422	6	—	—	428	31,885	32,313
Commercial and multifamily	—	939	4,025	—	4,964	375,384	380,348
Construction and land	—	—	158	—	158	75,580	75,738
Manufactured homes	—	346	623	—	969	41,580	42,549
Floating homes	—	—	—	—	—	87,146	87,146
Other consumer	7	152	—	—	159	13,707	13,866
Commercial business	—	—	—	—	—	15,808	15,808
Total	$429	$1,665	$7,168	$—	$9,262	$882,707	$891,969

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$529	$491	$1,358	$—	$2,378	$251,521	$253,899
Home equity	522	275	—	—	797	30,887	31,684
Commercial and multifamily	2,228	—	2,993	—	5,221	402,871	408,092
Construction and land	—	—	82	—	82	49,889	49,971
Manufactured homes	702	641	336	—	1,679	41,272	42,951
Floating homes	849	—	—	—	849	86,047	86,896
Other consumer	7	4	262	—	273	16,322	16,595
Commercial business	32	—	30	—	62	15,383	15,445
Total	$4,869	$1,411	$5,061	$—	$11,341	$894,192	$905,533

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
At June 30, 2026, the Company had no commitments to extend additional credit to borrowers owing loan receivables with modified terms.

There were no loans modified within the three and six months ended June 30, 2026 and 2025.

We have no modified loan receivables that have subsequently defaulted within 12 months of modification at June 30, 2026 and December 31, 2025.

Troubled debt restructurings (“TDRs”). Prior to the adoption of ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, the Company had granted a variety of concessions to borrowers in the form of loan modifications that were considered TDRs. Loans classified as legacy TDRs totaled $1.1 million at both June 30, 2026 and December 31, 2025.

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

The following tables summarize collateral dependent loans by collateral type as of the dates indicated (in thousands):

	June 30, 2026
	Commercial Real Estate	Residential Real Estate	Land	Other Residential	RVs/Automobiles	Business Assets	Total
Real estate loans:
One- to four- family	$—	$1,948	$—	$654	$—	$—	$2,602
Home equity	—	372	—	—	—	—	372
Commercial and multifamily	3,151	—	—	—	—	1,040	4,191
Construction and land	—	—	79	80	—	—	159
Total real estate loans	3,151	2,320	79	734	—	1,040	7,324
Consumer loans:
Manufactured homes	—	—	—	696	—	—	696
Other consumer	—	—	—	241	—	—	241
Total consumer loans	—	—	—	937	—	—	937
Commercial business loans	—	—	—	—	—	—	—
Total loans	$3,151	$2,320	$79	$1,671	$—	$1,040	$8,261

	December 31, 2025
	Commercial Real Estate	Residential Real Estate	Land	Other Residential	RVs/Automobiles	Business Assets	Total
Real estate loans:
One- to four- family	$—	$1,416	$—	$314	$—	$—	$1,730
Home equity	—	187	—	—	—	—	187
Commercial and multifamily	2,123	—	—	—	—	1,040	3,163
Construction and land	—	—	—	82	—	—	82
Total real estate loans	2,123	1,603	—	396	—	1,040	5,162
Consumer loans:
Manufactured homes	—	—	—	480	—	—	480
Other consumer	—	—	—	256	6	—	262
Total consumer loans	—	—	—	736	6	—	742
Commercial business loans	—	—	—	—	—	30	30
Total loans	$2,123	$1,603	$—	$1,132	$6	$1,070	$5,934

Note 5 – Fair Value Measurements
The Company determines the fair values of its financial instruments based on the requirements established in ASC 820, Fair Value Measurements (“ASC 820”), which provides a framework for measuring fair value in accordance with U.S. GAAP and requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability in the principal (or most advantageous) market in an orderly transaction between market participants at the measurement date. The Company’s fair values for financial instruments at June 30, 2026 and December 31, 2025 were determined based on this guidance.
The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments:
Cash and cash equivalents - The estimated fair value equals the carrying amount.
Available-for-sale securities – The fair value is based on quoted market prices, if available (Level 1).  If quoted market prices are not available, management utilizes third-party pricing services or broker quotations (Level 2).  Level 2 measurements generally include U.S. government and agency securities and other securities valued using observable market inputs.

Held-to-maturity securities – The estimated fair value is determined using quoted market prices, if available.  If quoted market prices are not available, management utilizes third-party pricing services or broker quotations.
Equity investments - Equity investments consist of securities without readily determinable fair values and are accounted for under the measurement alternative in accordance with ASC 321. Accordingly, these investments are carried at cost, less impairment, and adjusted for observable price changes in orderly transactions for identical or similar investments, with any such adjustments or impairment recognized in net income.
Loans held-for-sale - The fair value of is based on whole loan forward prices obtained from government-sponsored enterprises.
Loans held-for-portfolio - The estimated fair value is determined by applying adjustments for credit-related factors and differences between the contractual yields on the portfolio and current market yields for loans with similar characteristics. The estimated fair value reflects exit price assumptions, including liquidity premiums or discounts.
Mortgage servicing rights –The fair value is determined using a discounted cash flow model that incorporated interest rates, prepayment speeds, discount rates, and delinquency assumptions as inputs.
Time deposits - The estimated fair value is based on the difference between interest rates paid on the Company’s time deposits and current market rates for time deposits with comparable characteristics.
Borrowings - The estimated fair value is determined using the contractual cash flows of each debt instrument discounted at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
Subordinated notes - The estimated fair value is determined using the contractual cash flows discounted at current borrowing rates for similar long-term debt instruments with similar terms and remaining time to maturity.
A description of the valuation methodologies used for collateral dependent loans, OREO and repossessed assets, and off-balance sheet loan commitments is as follows:
Collateral dependent loans - The estimated fair value is determined using the current appraised value of the collateral, less estimated costs to sell.
OREO and repossessed assets – The fair value is determined using the current appraised value of the collateral less estimated costs to sell.
Off-balance sheet financial instruments - The estimated fair value, which consisted entirely of loan commitments at June 30, 2026 and December 31, 2025, is determined based on fees charged to others to enter into similar agreements, taking into account the remaining terms of the agreements and credit standing of the counterparties. The estimated fair value of these commitments was not significant at June 30, 2026 and December 31, 2025.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the lowest-level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no transfers between levels during the three and six months ended June 30, 2026 and 2025.

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether recognized or recorded at fair value or not as of the dates indicated (in thousands):

	June 30, 2026		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$120,072	$120,072	$120,072	$—	$—
Available-for-sale securities	7,575	7,575	—	7,575	—
Held-to-maturity securities	1,876	1,572	—	1,572	—
Equity securities	5,000	5,000	—	—	5,000
Loans held-for-sale	1,591	1,591	—	1,591	—
Loans held-for-portfolio, net	883,549	850,960	—	—	850,960
Mortgage servicing rights	4,277	4,277	—	—	4,277
FINANCIAL LIABILITIES:
Time deposits	298,045	298,072	—	298,072	—
Subordinated notes	7,822	8,227	—	8,227	—

	December 31, 2025		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$138,453	$138,453	$138,453	$—	$—
Available-for-sale securities	7,699	7,699	—	7,699	—
Held-to-maturity securities	1,892	1,578	—	1,578	—
Loans held-for-sale	542	542	—	542	—
Loans held-for-portfolio, net	896,928	868,356	—	—	868,356
Mortgage servicing rights	4,183	4,183	—	—	4,183
FINANCIAL LIABILITIES:
Time deposits	299,593	300,290	—	300,290	—
Borrowings	10,000	10,000	—	10,000	—
Subordinated notes	7,801	8,102	—	8,102	—

The following tables present the balance of assets measured at fair value on a recurring basis as of the dates indicated (in thousands):

	Fair Value at June 30, 2026
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$5,533	$—	$5,533	$—
Agency mortgage-backed securities	2,042	—	2,042	—
Mortgage servicing rights	4,277	—	—	4,277

	Fair Value at December 31, 2025
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$5,482	$—	$5,482	$—
Agency mortgage-backed securities	2,217	—	2,217	—
Mortgage servicing rights	4,183	—	—	4,183
The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis as of the dates indicated:

June 30, 2026
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	125%-579% (125%)
		Discount rate	9.0%-13.5% (10%)
		Average debt service cost per residential loan	$96.00

December 31, 2025
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	125%-368% (125%)
		Discount rate	9.0%-13.5% (10%)
		Average debt service cost per residential loan	$96.00
Generally, significant increases in the prepayment speed assumption or discount rate utilized in the fair value measurement of the MSRs will result in a negative fair value adjustment (and a decrease in fair value). Conversely, a significant decrease in the prepayment speed assumption and discount rate will result in a positive fair value adjustment (and an increase in fair value). An increase in the weighted average life assumption will result in a decrease in the prepayment speed assumption and, conversely, a decrease in the weighted average life assumption will result in an increase in the prepayment speed assumption. Because certain significant valuation inputs used to measure Level 3 assets are unobservable, management is required to make judgments in estimating their fair values.
There were no assets or liabilities (excluding MSRs) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2026 and 2025.
MSRs are measured at fair value using significant unobservable inputs (Level 3) on a recurring basis, and a reconciliation of changes in the carrying amount of MSRs in presented in “Note 6—Mortgage Servicing Rights.

The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at June 30, 2026
	Total	Level 1	Level 2	Level 3
Equity securities	$5,000	$—	$—	$5,000
OREO and repossessed assets	47	—	—	47
Collateral dependent loans	8,261	—	—	8,261

	Fair Value at December 31, 2025
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$344	$—	$—	$344
Collateral dependent loans	5,934	—	—	5,934
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis at both June 30, 2026 and December 31, 2025.

Note 6 – Mortgage Servicing Rights
The unpaid principal balance of the Company’s mortgage servicing rights portfolio totaled $392.4 million at June 30, 2026, compared to $398.4 million at December 31, 2025. Of these total balances, the unpaid principal balances of loans serviced for Federal National Mortgage Association (“Fannie Mae”) at June 30, 2026 and December 31, 2025 were $390.6 million and $396.3 million, respectively. The unpaid principal balance of loans serviced for other financial institutions totaled $1.8 million at June 30, 2026 compared to $2.0 million at December 31, 2025. Loans serviced for Fannie Mae and others are not included in the Company’s financial statements as they are not assets of the Company.
A summary of the change in the balance of mortgage servicing assets during the periods indicated were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance, at fair value	$4,096	$4,688	$4,183	$4,769
Servicing rights that result from transfers and sale of financial assets	62	30	115	48
Changes in fair value:
Due to changes in model inputs or assumptions and other(1)	119	(80)	(21)	(179)
Ending balance, at fair value	$4,277	$4,638	$4,277	$4,638
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	June 30, 2026	December 31, 2025
Prepayment speed (Public Securities Association “PSA” model)	125%	125%
Weighted-average life	10.0 years	10.1 years
Weighted average discount rate	10.0%	10.0%
Average debt service cost per residential loan	$96.00	$96.00

The amount of contractually specified servicing, late and ancillary fees earned on mortgage servicing rights, which are included in mortgage servicing income on the Condensed Consolidated Statements of Income, totaled $245 thousand and $493 thousand for the three and six months ended June 30, 2026, respectively, and $263 thousand and $531 thousand for the three and six months ended June 30, 2025, respectively.

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

Note 8 – Borrowings, FHLB Stock and Subordinated Notes
FHLB Advances
The following tables present advances from the FHLB as of the dates indicated (dollars in thousands):

	June 30, 2026	December 31, 2025
FHLB advances:
Short-term advances (one year or less)	$—	$—
Long-term advances (over one year)	—	10,000
Total	$—	$10,000

	June 30, 2026	December 31, 2025
Fixed Rate:
Outstanding balance	$—	$10,000
Interest rates ranging from	—%	4.06%
Interest rates ranging to	—%	4.06%
Weighted average interest rate	—%	4.06%

FHLB Des Moines Borrowing Capacity
The Company has a loan agreement with the FHLB of Des Moines. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial and multifamily loan portfolio based on the Company’s outstanding borrowing balance. Additionally, at June 30, 2026 and December 31, 2025, the Company had outstanding letters of credit from the FHLB of Des Moines to secure public deposits. The following table presents the Company’s borrowing capacity from the FHLB as of the dates indicated:

	June 30, 2026	December 31, 2025
Amount available to borrow under credit facility(1)	$485,376	$347,095
Advance equivalent of collateral:
One-to-four family loans	$197,352	$190,290
Commercial and multifamily loans	19,080	21,097
Home equity loans	275	278
Notional amount of letters of credit outstanding	15,000	14,000
Remaining FHLB borrowing capacity(2)	$201,708	$187,665
(1)Subject to eligible pledged collateral.
(2)Amount remaining from the advance equivalent of collateral less letters of credit outstanding and FHLB advances.
As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances. At June 30, 2026 and December 31, 2025, the Company had an investment of $670 thousand and $1.1 million, respectively, in FHLB of Des Moines stock.

Federal Reserve Bank of San Francisco (“FRB SF”) Borrowings
The Company has a borrowing agreement with the FRB SF. The terms of the agreement call for a blanket pledge of a portion of the Company’s consumer and commercial business loans as collateral for borrowings under this arrangement. At June 30, 2026 and December 31, 2025, the amount available to borrow under this credit facility was $21.1 million and $18.5 million, respectively, subject to eligible pledged collateral. The Company had no outstanding borrowings under this arrangement at June 30, 2026 and December 31, 2025.
Other Borrowings
The Company has access to an unsecured Fed Funds line of credit from Pacific Coast Banker’s Bank (“PCBB”). The line has a 1.5 years term maturing on December 31, 2027, and is renewable upon conclusion of its term. As of June 30, 2026, the amount available under this line of credit was $20.0 million. There were no outstanding borrowings under this line of credit as of June 30, 2026 and December 31, 2025.
Subordinated Debt
In September 2020, the Company issued $12.0 million of fixed -to -floating rate subordinated notes that mature in 2030. The subordinated notes had an initial fixed interest rate of 5.25% through September 30, 2025, payable semi-annually in arrears. From, and including, October 1, 2025, the interest rate on the subordinated notes reset quarterly to a floating rate per annum equal to the then-current three-month term Secured Overnight Financing Rate, or SOFR, plus 513 basis points, payable quarterly in arrears. The subordinated notes mature on May 15, 2030, and are redeemable by the Company, in whole or in part, on any interest payment date on or after October 1, 2025. The Company completed a partial redemption of $4.0 million on October 1, 2025, the first date on which partial redemptions were permitted, and completed another partial redemption of $2.0 million subsequent to June 30, 2026. The subordinated notes may be included in Tier 2 capital for Sound Financial Bancorp under current regulatory guidelines and interpretations. The balance of the subordinated notes, net of debt issuance costs, was $7.8 million at both June 30, 2026 and December 31, 2025, prior to giving effect to the $2.0 million partial redemption completed subsequent to June 30, 2026.

Note 9 – Earnings Per Common Share
The following table summarizes the calculation of earnings per share for the periods indicated (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	2026	2025	2026	2025
Net income	$2,518	$2,052	$4,091	$3,219
LESS: Participating dividends - Unvested Restricted Stock Awards (“RSAs”)	(1)	(2)	(2)	(4)
LESS: Income allocated to participating securities - Unvested RSAs	(3)	(6)	(6)	(9)
Net income available to common stockholders - basic	2,514	2,044	4,083	3,206
ADD BACK: Income allocated to participating securities - Unvested RSAs	3	6	6	9
LESS: Income reallocated to participating securities - Unvested RSAs	(3)	(6)	(5)	(9)
Net income available to common stockholders - diluted	$2,514	$2,044	$4,084	$3,206

Weighted average number of shares outstanding, basic	2,564,165	2,556,562	2,563,316	2,555,413
Effect of potentially dilutive common shares	10,466	21,428	11,073	22,874
Weighted average number of shares outstanding, diluted	2,574,631	2,577,990	2,574,389	2,578,287
Earnings per share, basic	$0.98	$0.80	$1.59	$1.25
Earnings per share, diluted	$0.98	$0.79	$1.59	$1.24
There were no anti-dilutive securities during the three and six months ended June 30, 2026 and June 30, 2025.

Note 10 – Leases
The Company currently has operating leases for branch locations, a loan production office, and its corporate office. The lease term generally begins on the date the Company becomes legally obligated for the rent payments or takes possession of the building premises, whichever is earlier. The Company’s real estate leases have initial terms ranging from one to 10.5 years and typically include one renewal option. As of June 30, 2026, The Company’s leases had remaining terms ranging from 8 months to 3.9 years. The operating leases require the Company to pay property taxes and operating expenses for the properties. The Company also has finance leases for certain equipment, including copier machines, which had an initial term of five years and a remaining term of approximately 3.5 years as of June 30, 2026. During the three months ended June 30, 2026, the Company completed the closure of the Tacoma branch as part of ongoing strategic consolidation efforts. In connection with this closure, the lease was modified in the first quarter of 2026 to a shorten the lease term, which expired during ended in the second quarter of 2026. The modification resulted in the derecognition of $98 thousand of the operating right-of-use asset and corresponding operating lease liability during the six months ended June 30, 2026.
The following table presents the lease right-of-use assets and lease liabilities recorded on the Condensed Consolidated Balance Sheets at the dates indicated (in thousands):

	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$2,798	$3,319
Finance lease right-of-use assets	91	104
Operating lease liabilities	3,009	3,565
Finance lease liabilities	94	106
The following table presents the components of lease expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease expense
Operating leases	$262	$275	$540	$548
Finance leases
Amortization of right-of-use assets	6	13	13	13
Interest on lease liabilities	1	3	2	3
Sublease income	—	—	—	—
Net lease expense	$269	$291	$555	$564
The following table presents the schedule of lease liability payments at the date indicated (in thousands):

June 30,	Finance Leases	Operating Leases	Total Lease Payments
Remainder of 2026	$14	$565	$579
2027	29	1,084	1,113
2028	29	996	1,025
2029	29	456	485
2030	—	48	48
Total lease payments	101	3,149	3,250
Less: Present value discount	7	140	147
Present value of lease liabilities	$94	$3,009	$3,103

Lease term and discount rate by lease type consisted of the following at the dates indicated:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term:
Operating leases	3.0 years	3.5 years
Finance leases	3.5 years	4.0 years
Weighted-average discount rate (annualized):
Operating leases	3.04%	3.08%
Finance leases	4.41%	4.41%

Supplemental cash flow information related to leases was as follows for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows:
Operating leases	$285	$280	$579	$559
Finance leases	1	3	2	3
Financing cash flows:
Finance leases	6	12	12	12

Note 11 – Subsequent Events
On July 1, 2026, the Company redeemed $2.0 million of its $8.0 million outstanding subordinated notes. This transaction represented a partial redemption under the terms of the subordinated notes. Refer to “Note-8 Borrowings” for additional information regarding the terms of the redemption.
On July 28, 2026, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.21 per common share, payable on August 21, 2026, to stockholders of record at the close of business on August 7, 2026.

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
Sound Community Bank’s deposits are insured up to applicable limits by the FDIC. At June 30, 2026, Sound Financial Bancorp, on a consolidated basis, had total assets of $1.07 billion, net loans held-for-portfolio of $883.5 million, deposits of $930.9 million and stockholders’ equity of $112.6 million. The common stock of Sound Financial Bancorp is listed on the NASDAQ Capital Market under the symbol “SFBC.”  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121.
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

Comparison of Financial Condition at June 30, 2026 and December 31, 2025
General.  Total assets decreased $26.4 million, or 2.4%, to $1.07 billion at June 30, 2026 from $1.09 billion at December 31, 2025. The decrease was primarily the result of an $18.4 million decrease in cash and cash equivalents and a $13.4 million decrease in loans held-for-portfolio, net, partially offset by a $5.0 million increase in equity securities.
Cash and Cash Equivalents, and Investment Securities. Cash and cash equivalents decreased $18.4 million, or 13.3%, to $120.1 million at June 30, 2026 from $138.5 million at December 31, 2025. The decrease reflects lower deposits, repayment of FHLB borrowings, and a new $5.0 million equity investment, partially offset by cash flows from lower loan balances resulting from loan repayments exceeding new originations.
Investment securities decreased $140 thousand, or 1.5%, to $9.5 million at June 30, 2026, compared to $9.6 million at December 31, 2025. Held-to-maturity securities totaled $1.9 million at both June 30, 2026 and December 31, 2025. Available-for-sale securities totaled $7.6 million at June 30, 2026, compared to $7.7 million at December 31, 2025. The decrease in available-for-sale securities was related to principal paydowns or payoffs, partially offset by changes in fair value.
Equity securities totaled $5.0 million at both June 30, 2026 and March 31, 2026, compared to zero at June 30, 2025. The increase primarily related to the decision to deploy some of our interest-earning cash into a higher yielding Community Reinvestment Act (“CRA”)-eligible workforce housing equity investment in the first half of 2026. While this investment has different risk characteristics than our prior CRA-eligible available-for-sale debt securities, the level of investment remains low compared to our total assets and partially replaces the runoff of those securities over the past few years.
Loans.  Loans held-for-portfolio, net decreased $13.4 million, or 1.5%, to $883.5 million at June 30, 2026, from $896.9 million at December 31, 2025.

The following table reflects the changes in the mix of our loans held-for-portfolio at June 30, 2026, as compared to December 31, 2025 (dollars in thousands):

	June 30, 2026	December 31, 2025	Amount Change	Percent Change
One-to-four family	$244,168	$253,841	$(9,673)	(3.8)%
Home equity	32,107	31,468	639	2.0
Commercial and multifamily	381,809	409,729	(27,920)	(6.8)
Construction and land	76,158	50,261	25,897	51.5
Manufactured homes	42,668	43,080	(412)	(1.0)
Floating homes	87,566	87,315	251	0.3
Other consumer	13,832	16,571	(2,739)	(16.5)
Commercial business	15,748	15,378	370	2.4
Premiums for purchased loans	583	627	(44)	(7.0)
Deferred loan fees	(2,670)	(2,737)	67	(2.4)
Total loans held-for-portfolio, gross	891,969	905,533	(13,564)	(1.5)
Allowance for credit losses — loans	(8,420)	(8,605)	185	(2.1)
Total loans held-for-portfolio, net	$883,549	$896,928	$(13,379)	(1.5)%

The decrease in total loans held-for-portfolio was driven primarily by a decrease of $27.9 million, or 6.8%, in commercial and multifamily loans as a result of two large loans paying off early which had lower yields than our FRB cash balances and which resulted in prepayment penalties. Additional decreases in one-to-four-family loans and other consumer loans of $9.7 million and $2.7 million, respectively, or 3.8% and 16.5%, occurred primarily due to loan repayments exceeding new originations. The declines in these segments of the portfolio were partially offset by a $25.9 million, or 51.5%, increase in construction and land loans largely due to new project loan originations in the current period. Constructions and land loans generally involve greater credit risk than completed commercial real estate loans due to increased exposure to construction execution, market demand, and project completion risks. Given the growth in this loan category and current macroeconomic uncertainty, we applied qualitative adjustments to our ACL for construction and land loans beginning in the first quarter of 2026, as discussed further in the “Allowance for Credit Losses” section below. Home equity loans increased by $639 thousand, or 2.0%, as demand for this product remains high with homeowners utilizing their home equity lines to access liquidity as opposed to paying off their lower rate mortgages.
At June 30, 2026, our loan portfolio, net of deferred loan fees, remained diversified across multiple loan categories. At that date, commercial and multifamily real estate loans accounted for 42.7% of total loans, one-to-four family loans, including home equity loans, accounted for 30.9% of total loans, commercial business loans accounted for 1.8% of total loans, and consumer loans, consisting of manufactured homes, floating homes, and other consumer loans, accounted for 16.1% of total loans. Construction and land loans accounted for 8.5% of total loans at June 30, 2026.
Loans held-for-sale totaled $1.6 million at June 30, 2026, compared to $542 thousand at December 31, 2025. The increase was primarily due to timing of mortgage originations and sales, as well as increased volume of saleable loans throughout the first half of 2026.

Allowance for Credit Losses.

The following table reflects the activity in our allowance for credit losses (“ACL”) during the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
ACL — Loans:
Balance at beginning of period	$8,635	$8,393	$8,605	$8,499
Charge-offs	(33)	(23)	(59)	(50)
Recoveries	3	2	10	8
Net charge-offs	(30)	(21)	(49)	(42)
(Release of) provision for credit losses	(185)	164	(136)	79
Balance at end of period	$8,420	$8,536	$8,420	$8,536
Reserve for Unfunded Commitments:
Balance at beginning of period	222	116	148	234
(Release of) provision for credit losses	(38)	6	36	(112)
Balance at end of period	184	122	184	122
ACL	$8,604	$8,658	$8,604	$8,658
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.01)%	(0.01)%	(0.01)%	(0.01)%
Our ACL - loans decreased $185 thousand, or 2.1%, to $8.4 million at June 30, 2026, from $8.6 million at December 31, 2025. The decrease in the ACL - loans was primarily a result of a decrease in the balance of our loan portfolio, as well as changes in the composition of our loan portfolio, including changes in the relative mix of construction and land loans and other loan categories with differing loss rates, partially offset by higher reserves on our portfolio of construction loan and land loans due to qualitative adjustments for uncertainty in market conditions and concentrations added in the first quarter of 2026. See “Comparison of Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025 — Provision for Credit Losses.”
The following tables show certain credit ratios at the dates and for the periods indicated and the components of each ratio's calculation (dollars in thousands).

	At June 30, 2026	At December 31, 2025
ACL - loans as a percentage of total loans outstanding	0.94%	0.95%
ACL — loans	$8,420	$8,605
Total loans outstanding	$894,056	$907,643

Nonaccrual loans as a percentage of total loans outstanding	0.90%	0.64%
Total nonaccrual loans	$8,055	$5,782
Total loans outstanding	$894,056	$907,643

ACL - loans as a percentage of nonaccrual loans	104.53%	148.82%
ACL — loans	$8,420	$8,605
Total nonaccrual loans	$8,055	$5,782

ACL as a percentage of total loans outstanding	0.96%	0.96%
ACL	$8,604	$8,753
Total loans outstanding	$894,056	$907,643

ACL as a percentage of nonaccrual loans	106.82%	151.38%
ACL	$8,604	$8,753
Total nonaccrual loans	$8,055	$5,782

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)
Net recoveries (charge-offs) during period to average loans outstanding:
One-to-four family:	—%	—%	—%	—%
Net (charge-offs)/recoveries	$—	$—	$—	$—
Average loans outstanding	$248,056	$261,685	$249,925	$264,318

Home equity:	—%	—%	—%	—%
Net (charge-offs)/recoveries	$—	$—	$—	$—
Average loans outstanding	$32,116	$28,514	$31,893	$28,041

Commercial and multifamily real estate:	—%	—%	—%	—%
Net (charge-offs)/recoveries	$—	$—	$—	$—
Average loans outstanding	$399,407	$395,683	$403,845	$386,853

Construction and land:	—%	—%	—%	—%
Net (charge-offs)/recoveries	$—	$—	—	—
Average loans outstanding	$74,268	$45,332	$69,331	$55,205

Manufactured homes:	—%	—%	(0.09)%	(0.09)%
Net (charge-offs)/recoveries	$—	$—	$(20)	$(19)
Average loans outstanding	$42,816	$42,751	$42,794	$42,172

Floating homes:	—%	—%	—%	—%
Net (charge-offs)/recoveries	$—	$—	$—	$—
Average loans outstanding	$86,236	$89,704	$85,973	$87,660

Other consumer:	—%	(0.48)%	0.01%	(0.26)%
Net (charge-offs)/recoveries	$—	$(21)	$1	$(23)
Average loans outstanding	$14,407	$17,519	$15,223	$17,576

Commercial business:	(0.78)%	—%	(0.40)%	—%
Net (charge-offs)/recoveries	$(30)	$—	$(30)	$—
Average loans outstanding	$15,389	$14,446	$15,096	$14,855

Total loans:	(0.01)%	(0.01)%	(0.01)%	(0.01)%
Net (charge-offs)	$(30)	$(21)	$(49)	$(42)
Average loans outstanding	$912,695	$895,634	$914,080	$896,680
The ratio of ACL - loans to nonaccrual loans decreased to 104.53% at June 30, 2026, from 148.82% at December 31, 2025, reflecting the increase in nonaccrual loans during the period. Despite this decrease, we believe our allowance remains adequate given the collateralized nature of the nonaccrual loans and the overall performance of our loan portfolio.

Nonperforming Assets.
Nonperforming assets (“NPAs”), which were comprised of nonperforming loans (nonaccrual loans and nonperforming modified loans), other real estate owned (“OREO”) and repossessed assets, increased $2.0 million, or 32.3%, to $8.1 million, or 0.76% of total assets, at June 30, 2026 from $6.1 million, or 0.56% of total assets, at December 31, 2025.

The table below sets forth the amounts and categories of NPAs at the dates indicated (dollars in thousands):

	Nonperforming Assets
	June 30, 2026	December 31, 2025	Amount Change	Percent Change
Total nonperforming loans	$8,055	$5,782	$2,273	39.3
OREO and repossessed assets	47	344	(297)	(86.3)
Total nonperforming assets	$8,102	$6,126	$1,976	32.3%

The increase in NPAs from December 31, 2025 was primarily due to the placement of $2.7 million of loans on nonaccrual status during the period, including one multifamily real estate loan of $1.1 million, three one-to-four family home loans totaling $976 thousand, and one home equity loan totaling $251 thousand, with the remaining additions comprised of manufactured housing, land and other consumer loans. These additions were partially offset by loan repayments, the return of certain credits to accrual status, and the sale of OREO properties. The percentage of nonperforming loans to total loans was 0.90% at June 30, 2026, compared to 0.64% at December 31, 2025.

We believe the collateral value of the multifamily real estate loan and three one-to-four family loans placed on nonaccrual status during the period is sufficient to minimize loss exposure. We continue to monitor these credits and other nonaccrual loans closely. While we believe the increase in nonperforming loans primarily reflects specific borrower circumstances rather than broader deterioration in portfolio credit quality, we remain attentive to macroeconomic conditions that may affect borrower performance.

Mortgage Servicing Rights.  The fair value of mortgage servicing rights increased $94 thousand, or 2.2%, to $4.3 million at June 30, 2026 from $4.2 million at December 31, 2025. The increase was primarily related to changes in valuation assumptions, including prepayment speed assumptions reflecting current interest rate expectations, partially offset by a decline in the size of our mortgage servicing portfolio. We record mortgage servicing rights on loans sold with servicing retained and upon acquisition of a servicing portfolio. Mortgage servicing rights are carried at fair value. If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.
Deposits and Borrowings. Total deposits decreased $18.0 million, or 1.9%, to $930.9 million at June 30, 2026 from $948.9 million at December 31, 2025. This decrease was primarily due to seasonal fluctuations in customer account balances and the managed reduction of certain higher-cost deposits, including reciprocal deposits. Noninterest-bearing deposits decreased $3.2 million, or 2.4%, to $129.3 million at June 30, 2026, compared to $132.6 million at December 31, 2025. This decline was primarily the result of normal daily fluctuations in customer account balances, reflecting routine activity rather than significant changes in overall deposit levels. Noninterest-bearing deposits represented 13.9% of total deposits at June 30, 2026, compared to 14.0% at December 31, 2025.
A summary of deposit accounts with the corresponding weighted-average cost of funds at the dates indicated is presented below (dollars in thousands):

	June 30, 2026		December 31, 2025
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$126,145	—%	$129,828	—%
Interest-bearing demand	130,210	0.25	125,634	0.27
Savings	59,081	0.10	59,478	0.10
Money market	314,205	2.81	331,604	3.13
Time deposits	298,045	3.61	299,593	3.89
Escrow (1)	3,195	—	2,738	—
Total deposits	$930,881	2.17%	$948,875	2.31%
(1) Escrow balances shown in noninterest-bearing deposits on the Condensed Consolidated Balance Sheets.

Scheduled maturities of time deposits at June 30, 2026, are as follows (in thousands):

Year Ending December 31,	Amount
2026	$213,305
2027	69,138
2028	12,887
2029	522
2030	1,867
Thereafter	326
$298,045
The aggregate amount of time deposits in denominations of more than $250,000 at June 30, 2026 and December 31, 2025, totaled $104.8 million and $112.4 million, respectively. Deposit amounts in excess of $250,000 are not federally insured. As of June 30, 2026, uninsured deposits totaled $188.9 million, which represented 20.3% of total deposits, as compared to uninsured deposits of $184.7 million, or 19.5% of total deposits as of December 31, 2025. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. The increase in the balance of uninsured deposits primarily related to jumbo tier pricing offered on some of our deposit products, as well as normal fluctuations within deposit accounts.
We actively manage our uninsured deposit exposure through diversification of our deposit base, maintenance of robust liquidity resources, and ongoing monitoring of large depositor relationships. We believe our current liquidity position is sufficient to meet potential demands from uninsured depositors.
Borrowings, comprised of FHLB advances, were zero at June 30, 2026 and $10.0 million at December 31, 2025. FHLB advances are primarily used to support organic loan growth and to maintain liquidity ratios in line with our asset/liability objectives. The single remaining FHLB advance at December 31, 2025 was scheduled to mature in early 2028, which the Company repaid during the three months ended June 30, 2026. Subordinated notes, net totaled $7.8 million at both June 30, 2026 and December 31, 2025.
Stockholders’ Equity. Total stockholders’ equity increased $3.2 million, or 2.9%, to $112.6 million at June 30, 2026, from $109.4 million at December 31, 2025. This increase primarily reflects $4.1 million of net income earned during the six months ended June 30, 2026, partially offset by the payment of $1.1 million in cash dividends to stockholders and a $47 thousand decrease in accumulated other comprehensive loss, net of tax.
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

	Three Months Ended June 30,
	2026			2025
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$911,869	$13,777	6.06%	$895,039	$13,695	6.14%
Investments	16,566	187	4.53	12,842	123	3.84
Cash and cash equivalents	98,902	882	3.58	102,572	1,097	4.29
Total interest-earning assets (1)	1,027,337	14,846	5.80	1,010,453	14,915	5.92
Interest-bearing liabilities:
Savings and money market accounts	370,406	2,177	2.36	344,553	2,258	2.63
Demand and NOW accounts	130,208	95	0.29	138,150	107	0.31
Certificate accounts	299,654	2,704	3.62	290,388	2,860	3.95
Subordinated notes	7,819	189	9.70	11,777	168	5.72
Borrowings	8,571	90	4.21	25,007	267	4.28
Total interest-bearing liabilities	816,658	5,255	2.58%	809,875	5,660	2.80%
Net interest income		$9,591			$9,255
Net interest rate spread			3.22%			3.12%
Net earning assets	$210,679			$200,578
Net interest margin			3.74%			3.67%
Average interest-earning assets to average interest-bearing liabilities		125.80%			124.77%
Noninterest-bearing deposits	$128,204			$121,906
Total deposits	$928,472	$4,976	2.15%	$894,997	$5,225	2.34%
Total funding(2)	$944,862	$5,255	2.23%	$931,781	$5,660	2.44%
(1) Calculated net of deferred loan fees, loan discounts and loans in process.
(2) Total funding is the sum of average interest-bearing liabilities and average noninterest-bearing deposits. The cost of total funding is calculated as annualized total interest expense divided by total funding.

	Six Months Ended June 30,
	2026			2025
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$912,985	$27,083	5.98%	$895,926	$26,283	5.92%
Investments	16,109	284	3.56	12,883	232	3.63
Cash and cash equivalents	109,732	1,943	3.57	99,304	2,107	4.28
Total interest-earning assets (1)	1,038,826	29,310	5.69	1,008,113	28,622	5.73
Interest-bearing liabilities:
Savings and money market accounts	379,469	4,484	2.38	338,514	4,317	2.57
Demand and NOW accounts	128,082	176	0.28	139,520	214	0.31
Certificate accounts	300,493	5,440	3.65	291,673	5,899	4.08
Subordinated notes	7,813	375	9.68	11,772	336	5.76
Borrowings	9,558	198	4.18	25,003	529	4.27
Total interest-bearing liabilities	825,415	10,673	2.61%	806,482	11,295	2.82%
Net interest income		$18,637			$17,327
Net interest rate spread			3.08%			2.90%
Net earning assets	$213,411			$201,631
Net interest margin			3.62%			3.47%
Average interest-earning assets to average interest-bearing liabilities		125.85%			125.00%
Noninterest-bearing deposits	$130,933			$124,048
Total deposits	$938,977	$10,100	2.17%	$893,755	$10,430	2.35%
Total funding(2)	$956,348	$10,673	2.25%	$930,530	$11,295	2.45%
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

	Three Months Ended June 30, 2026 vs. 2025			Six Months Ended June 30, 2026 vs. 2025
	Increase (Decrease) due to		Total Increase (Decrease)	Increase (Decrease) due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans receivable	$254	$(172)	$82	$506	$294	$800
Investments	42	22	64	57	(5)	52
Cash and cash equivalents	(33)	(182)	(215)	185	(349)	(164)
Total interest-earning assets	263	(332)	(69)	748	(60)	688
Interest-bearing liabilities:
Savings and Money Market accounts	152	(233)	(81)	484	(317)	167
Demand and NOW accounts	(6)	(6)	(12)	(16)	(22)	(38)
Certificate accounts	84	(240)	(156)	160	(619)	(459)
Subordinated notes	(96)	117	21	(190)	229	39
Borrowings	(173)	(4)	(177)	(320)	(11)	(331)
Total interest-bearing liabilities	$(39)	$(366)	$(405)	$118	$(740)	$(622)
Change in net interest income			$336			$1,310

Comparison of Results of Operation for the Three and Six Months Ended June 30, 2026 and 2025

General.
Q2 2026 vs Q2 2025. Net income increased $466 thousand, or 22.7%, to $2.5 million, or $0.98 per diluted common share, for the three months ended June 30, 2026, compared to $2.1 million, or $0.79 per diluted common share, for the three months ended June 30, 2025, reflecting a favorable change in the provision for credit losses, as the Company recorded a release of provision for credit losses in the current quarter compared to a provision for credit losses in the prior-year quarter, growth in net interest income, and an increase in noninterest income. These improvements were partially offset by higher noninterest expenses and an increase in income taxes.
YTD 2026 vs. YTD 2025. Net income increased $872 thousand, or 27.1%, to $4.1 million, or $1.59 per diluted common share, for the six months ended June 30, 2026, compared to $3.2 million, or $1.24 per diluted common share, for the six months ended June 30, 2025, a favorable change in the provision for credit losses, as the Company recorded a release of provision for credit losses during the current-year period compared to a provision for credit losses in the prior-year period, higher net interest income, and an increase in noninterest income. This was partially offset by higher noninterest expenses and an increase in income taxes. Overall, the improvement in net interest income, primarily resulting from lower funding costs, growth in average loan balances, and an improved net interest margin, was the primary factor behind the year-to-date improvement in profitability.

Interest Income

	Three Months Ended June 30,		Amount Change	Percent Change
	2026	2025
Loans, including fees	$13,777	$13,695	$82	0.6%
Interest and dividends on investments	187	123	64	52.0
Cash and cash equivalents	882	1,097	(215)	(19.6)
Total interest income	$14,846	$14,915	$(69)	(0.5)%
Q2 2026 vs Q2 2025. Total interest income decreased $69 thousand, or 0.5%, to $14.8 million for the three months ended June 30, 2026 from $14.9 million for the three months ended June 30, 2025, primarily due to lower yield on interest earning assets, including a 71 basis point decline in the average yield on cash and cash equivalents and an eight basis point decline in the average yield on loans. These decreases were partially offset by growth in average loan balances and investments, which increased the volume of interest-earning assets. The benefit from higher average loan balances and investments was more than offset by lower average balances of cash and cash equivalents.

Interest income on loans increased $82 thousand, or 0.6%, to $13.8 million for the three months ended June 30, 2026, from $13.7 million for the three months ended June 30, 2025. The increase was primarily due to a higher average balance of loans, partially offset by a decline in the average yield on loans to 6.06% from 6.14%. The decrease in average loan yield primarily reflected interest income recognized during the second quarter of 2025 upon the payoff of loans that had previously been classified as nonaccrual, which increased the prior-year period average yield, as well as lower yields on certain variable-rate loans following reductions in market interest rates. These decreases were partially offset by new loan originations at higher interest rates and upward repricing of certain on variable-rate loans.
Interest and dividends on investments increased $64 thousand, or 52.0%, to $187 thousand for the three months ended June 30, 2026, compared to $123 thousand for the three months ended June 30, 2025. The increase was due to a 69 basis point increase in average yield to 4.53% from 3.84% resulting from the receipt of a dividend paid from our equity investment in the second quarter of 2026, as well as an increase in the average balance of investments to $16.6 million from $12.8 million, reflecting the new $5.0 million equity investment partially offset by the continued paydown of the AFS and HTM investment portfolio.
Interest income on cash and cash equivalents decreased $215 thousand, or 19.6%, to $882 thousand for the three months ended June 30, 2026, compared to $1.1 million for the three months ended June 30, 2025. The decrease was primarily due to a 71 basis point decline in the average yield on cash and cash equivalents to 3.58% from 4.29%, reflecting the lower market interest rate environment. The decrease was also impacted by a lower average balance of $98.9 million compared to $102.6 million for the same period in 2025, reflecting the managed reduction of higher-cost reciprocal deposits and lower liquidity needs following the repayment of borrowings and subordinated debt. (Refer to “Net Interest Income” below for additional detail regarding the interest rate environment.)

	Six Months Ended June 30,		Amount Change	Percent Change
	2026	2025
Loans, including fees	$27,083	$26,283	$800	3.0%
Interest and dividends on investments	284	232	52	22.4
Cash and cash equivalents	1,943	2,107	(164)	(7.8)
Total interest income	$29,310	$28,622	$688	2.4%
YTD 2026 vs. YTD 2025. Total interest income increased $688 thousand, or 2.4%, to $29.3 million for the six months ended June 30, 2026, from $28.6 million for the six months ended June 30, 2025, due to higher average balances on our loans and cash and cash equivalents, a six basis points increase in average yield on loans and a higher average balance of investments. These increases were partially offset by a seven basis point decline in average yield on investments and a 71 basis point decline in average yield on cash and cash equivalents.
Interest income on loans increased $800 thousand, or 3.0%, to $27.1 million for the six months ended June 30, 2026, compared to $26.3 million for the six months ended June 30, 2025, primarily driven by a six basis point increase in the average yield on loans and a higher average balance. The average yield on total loans was 5.98% for the six months ended June 30, 2026, compared to 5.92% for the six months ended June 30, 2025. The average yield on total loans increased primarily due to variable-rate loans that repriced earlier in the year at higher market interest rates and new loan originations at higher interest rates, partially offset by the recognition of interest income from the payoff of loans previously on nonaccrual during the prior year and subsequent reductions in rates for loans with indexes tied to the Prime rate. The average balance of total loans was $913.0 million for the six months ended June 30, 2026, compared to $895.9 million for the six months ended June 30, 2025.
Interest and dividends on investments increased $52 thousand, or 22.4%, to $284 thousand for the six months ended June 30, 2026, compared to $232 thousand for the six months ended June 30, 2025. The increase was due to an increase in the average balance of investments to $16.1 million from $12.9 million, reflecting the new $5.0 million equity investment partially offset by the continued paydown of the AFS and HTM investment portfolio. This increase was partially offset by a seven basis point decline in average yield to 3.56% from 3.63% due to larger paydowns on higher yielding investments offset by the receipt of a dividend paid from our equity investment in the second quarter of 2026.
Interest income on cash and cash equivalents decreased $164 thousand, or 7.8%, to $1.9 million for the six months ended June 30, 2026, compared to $2.1 million for the six months ended June 30, 2025. The decrease was due to a 71 basis point decline in the average yield on cash and cash equivalents to 3.57% from 4.28%, which more than offset the benefit from a higher average balance of cash and cash equivalents. The decline in average yield was primarily attributable to lower market interest rates generally. The average balance of cash and cash equivalents increased to $109.7 million for the six months ended June 30, 2026, compared to $99.3 million for the same period in 2025, partially offset by the repayment of FHLB advances and the redemption of $4.0 million of subordinated debt during the fourth quarter of 2025. (Refer to “Net Interest Income” below for additional detail regarding the interest rate environment.)

Interest Expense

	Three Months Ended June 30,		Amount Change	Percent Change
	2026	2025
Deposits	$4,976	$5,225	$(249)	(4.8)%
Borrowings	90	267	(177)	(66.3)
Subordinated notes	189	168	21	12.5
Total interest expense	$5,255	$5,660	$(405)	(7.2)%
Q2 2026 vs Q2 2025. Total interest expense decreased $405 thousand, or 7.2%, to $5.3 million for the three months ended June 30, 2026, from $5.7 million for the three months ended June 30, 2025. The decrease was primarily attributable to lower interest rates across all interest-bearing liabilities excluding subordinated debt, resulting from lower market interest rates generally, partially offset by an increase in our average balance of interest-bearing liabilities and an increase in the rate paid on our subordinated debt.
Interest expense on certificate accounts declined $156 thousand, driven by a $240 thousand rate-related decrease, partially offset by an $84 thousand volume-related increase. The average balance of certificate accounts rose to $299.7 million for the three months ended June 30, 2026, from $290.4 million during the same period in 2025, while the average rate paid fell to 3.62% from 3.95%. The decline in the average rate reflected lower market interest rates and the repricing of maturing certificates into the current rate environment. In addition, interest expense on demand and NOW accounts decreased $12 thousand, due to both lower average balances and slightly lower rates. Interest expense on savings and money market accounts decreased $81 thousand, or 3.6%, to $2.2 million for the three months ended June 30, 2026, from $2.3 million for the same period in 2025, primarily due to a 27 basis point decline in the average rate paid to 2.36% from 2.63%, as we implemented repricing strategies to manage overall funding costs. This decrease was partially offset by an increase in average balances to $370.4 million from $344.6 million, reflecting shifts in customer deposit preferences from certificate accounts into more liquid deposit products.
Interest expense on borrowings, comprised solely of FHLB advances, decreased $177 thousand, primarily due to a $16.4 million decline in average borrowings following the payoff of an FHLB advance during the fourth quarter of 2025. The average balance of FHLB advances was $9.6 million for the three months ended June 30, 2026, compared to $25.0 million for the three months ended June 30, 2025. The average rate paid on borrowings decreased 7 basis points to 4.21% for the quarter ended June 30, 2026, compared to 4.28% for the same quarter in 2025. Interest expense on subordinated notes was $189 thousand for the three months ended June 30, 2026, compared to $168 thousand for the three months ended June 30, 2025. The increase was due to the debt converting to a variable-rate instrument that reprices on a quarterly basis from the previous fixed-rate period, partially offset by a lower average balance as a result of the paydown of $4.0 million of our subordinated debt balance in the fourth quarter of 2025.

	Six Months Ended June 30,		Amount Change	Percent Change
	2026	2025
Deposits	$10,100	$10,430	$(330)	(3.2)%
Borrowings	198	529	(331)	(62.6)
Subordinated notes	375	336	39	11.6
Total interest expense	$10,673	$11,295	$(622)	(5.5)%

YTD 2026 vs. YTD 2025. Total interest expense decreased $622 thousand, or 5.5%, to $10.7 million for the six months ended June 30, 2026, from $11.3 million for the six months ended June 30, 2025. Interest expense on deposits decreased $330 thousand, or 3.2%, to $10.1 million for the six months ended June 30, 2026, compared to $10.4 million for the six months ended June 30, 2025. The decrease was primarily the result of lower average rates paid on all categories of interest-bearing deposits, as well as a lower average balance of demand and NOW accounts, partially offset by an increase in the average balance of savings and money market accounts and certificate accounts. The average cost of total deposits decreased 18 basis points to 2.17% for the six months ended June 30, 2026, from 2.35% for the six months ended June 30, 2025.
Interest expense on borrowings, comprised solely of FHLB advances, was $198 thousand for the six months ended June 30, 2026, compared to $529 thousand for the six months ended June 30, 2025, reflecting the decreased use of FHLB advances to supplement our liquidity needs. The average cost of FHLB advances decreased nine basis points to 4.18% for the six months ended June 30, 2026, compared to 4.27% for the same period in 2025. The average cost of FHLB advances declined due to same reason noted above in the quarterly comparison. The average balance of FHLB advances was $9.6 million for the six months ended June 30, 2026, compared to $25.0 million for the six months ended June 30, 2025, due to the payoff of an FHLB advance during the fourth quarter of 2025. Interest expense on subordinated notes was $375 thousand for the six months ended June 30, 2026 and $336 thousand for the six months ended June 30, 2025. The increase was due to the same reasons noted above in the quarterly comparison.

Net Interest Income.
Q2 2026 vs Q2 2025. Net interest income increased $336 thousand, or 3.6%, to $9.6 million for the three months ended June 30, 2026, from $9.3 million for the three months ended June 30, 2025, driven by both growth in interest-earning asset balances and improvement in the net interest rate spread, reflecting the impact of higher average loan balances and the improvement in loan yields excluding the impact of prior-year nonaccrual loan activity, and lower funding costs across most categories of interest-bearing liabilities excluding subordinated debt. These changes were partially offset by a decrease in the average yield on investments and interest-bearing cash and an increase in the rate paid on our subordinated debt for the reasons noted above in “Interest Expense.” Overall, these changes resulted in a 10 basis point improvement in the net interest rate spread and a 7 basis point increase in the annualized net interest margin, which rose to 3.74% for the three months ended June 30, 2026, compared to 3.67% for the same period in 2025.
YTD 2026 vs. YTD 2025. Net interest income increased $1.3 million, or 7.6%, to $18.6 million for the six months ended June 30, 2026, from $17.3 million for the six months ended June 30, 2025. Net interest margin (annualized) was 3.62% and 3.47% for the six months ended June 30, 2026 and 2025, respectively. The increases in net interest income and net interest margin primarily were due to lower average funding costs, higher average loan balances, and improved loan yields during the current six-month period, primarily reflecting repricing of variable-rate loans and new loan originations at higher rates, partially offset by the decline in loan yields during the second quarter of 2026 as described above.
The increases in net interest income and net interest margin primarily were due to the lower average cost of funding and the increase in average loan balances and yields, as described above in the quarterly comparison.
Through most of 2025, the Federal Open Market Committee of the Federal Reserve (“FOMC”) maintained the target range for the federal funds rate at 4.25% to 4.50%, where it remained until September 2025. The FOMC subsequently lowered the target range 75 basis points to 3.50% to 3.75% between September 2025 and December 2025. The FOMC maintained the target range for the federal funds rate through the first half of 2026. The lower interest rate environment has contributed to decreased funding costs, while loan yields have remained elevated due to repricing of variable-rate loans and higher rates on new loan originations.
Provision for Credit Losses.
The following table reflects the components of the (release of) provision for credit losses during the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Release of) provision for credit losses on loans	$(185)	$164	$(136)	$79
(Release of) provision for credit losses on unfunded loan commitments	(38)	6	36	(112)
(Release of) provision for credit losses	$(223)	$170	$(100)	$(33)
A release of provision for credit losses of $223 thousand was recorded for the quarter ended June 30, 2026, compared to a provision for credit losses of $170 thousand for the quarter ended June 30, 2025. The release in the current quarter resulted primarily from a decrease in loan balances and annual updates to the model assumptions, including changes in certain economic assumptions, partially offset by additional qualitative adjustments applied to the commercial loan segments, reflecting increased uncertainty in market conditions surrounding geopolitical events, in addition to the uncertainty adjustment tied to the impact of tariffs and other external factors affecting our clients already applied to our consumer portfolio. Expected credit loss estimates consider various factors, including market conditions, borrower-specific information, projected delinquencies, and anticipated effects of economic trends on borrowers' ability to repay. Net charge-offs for the three months ended June 30, 2026 totaled $30 thousand, compared to $21 thousand for the three months ended June 30, 2025.
A release of provision for credit losses of $100 thousand was recorded for the six months ended June 30, 2026, compared to a release of the provision for credit losses of $33 thousand for the six months ended June 30, 2025. The release of provision for credit losses during the current year period was due primarily to the same reasons noted above in the quarterly comparison. During the prior year period, the release of the provision for credit losses on loans primarily related to a reduction in qualitative adjustments reflecting improved credit quality and a decrease in unfunded loan commitments, partially offset by growth in the balance of the loan portfolio and a qualitative adjustment applied to certain loan segments related to uncertainty in the market and concentrations. Net charge-offs for the six months ended June 30, 2026 totaled $49 thousand, compared to $42 thousand for the six months ended June 30, 2025.
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
Noninterest Income.  Total noninterest income increased $309 thousand, or 27.6%, to $1.4 million for the three months ended June 30, 2026, as compared to $1.1 million for the three months ended June 30, 2025, as reflected below (dollars in thousands):

	Three Months Ended June 30,		Amount Change	Percent Change
	2026	2025
Service charges and fee income	$684	$664	$20	3.0%
Earnings on BOLI	277	229	48	21.0
Mortgage servicing income	245	263	(18)	(6.8)
Fair value adjustment on mortgage servicing rights	119	(80)	199	(248.8)
Net gain on sale of loans	112	44	68	154.5
Other income (loss)	(8)	—	(8)	—
Total noninterest income	$1,429	$1,120	$309	27.6%
The increase in noninterest income during the current quarter compared to the quarter ended June 30, 2025, was primarily as a result of:
•a $199 thousand improvement in the fair value adjustment on mortgage servicing rights, primarily due to changes in valuation assumptions, including the increase in the cost of servicing assumption recorded in the prior year quarter that did not recur in the current quarter and slower estimated prepayment speeds resulting from higher market interest rates during the current quarter, partially offset by the impact of a smaller servicing portfolio;
•a $8 thousand increase in other income due to costs associated with closing our Tacoma branch in the second quarter of 2026; and
•a $68 thousand increase in net gain on sale of loans due to an increase in the volume of loans sold.

Total noninterest income increased $121 thousand, or 5.5%, to $2.3 million for the six months ended June 30, 2026, as compared to $2.2 million for the six months ended June 30, 2025, as reflected below (dollars in thousands):

	Six Months Ended June 30,		Amount Change	Percent Change
	2026	2025
Service charges and fee income	$1,307	$1,348	$(41)	(3.0)%
Earnings on BOLI	407	423	(16)	(3.8)
Mortgage servicing income	493	531	(38)	(7.2)
Fair value adjustment on mortgage servicing rights	(21)	(179)	158	(88.3)
Net gain on sale of loans	212	93	119	128.0
Other income (loss)	(61)	—	$(61)	100.0%
Total noninterest income	$2,337	$2,216	$121	5.5%
The increase in noninterest income during the current six-month period compared to the six months ended June 30, 2025, was primarily due to:
•a $158 thousand improvement in the fair value adjustment on mortgage servicing rights, for the same reasons noted above in the quarterly comparison; and
•a $119 thousand increase in net gain on sale of loans due to an increase in the volume of loans sold.
•
These increases were partially offset by:
•a $38 thousand decrease in mortgage servicing income as a result of the portfolio paying down at a faster rate than originations replaced repayments;
•a $16 thousand decrease in earnings on BOLI, primarily due to the strategic surrender and exchange of existing policies into higher-yielding policies in 2025, partially offset by changes due to market fluctuations;
•a $41 thousand decrease in service charges and fee income, reflecting lower fees related to past due loans and loan payoff activity and a Mastercard volume incentive received in the first quarter of 2025, partially offset by increased interchange income; and
•a $61 thousand decrease in other income due to costs associated with closing our Tacoma branch in 2026.

Noninterest Expense.  Total noninterest expense increased $463 thousand, or 6.0%, to $8.1 million during the three months ended June 30, 2026, compared to $7.7 million for the three months ended June 30, 2025, as reflected below (dollars in thousands):

	Three Months Ended June 30,		Amount Change	Percent Change
	2026	2025
Salaries and benefits	$4,645	$4,321	$324	7.5%
Operations	1,617	1,443	174	12.1%
Regulatory assessments	129	222	(93)	(41.9)%
Occupancy	388	416	(28)	(6.7)%
Data processing	1,332	1,254	78	6.2%
Net loss and expenses on OREO and repossessed assets	17	9	8	88.9%
Total noninterest expense	$8,128	$7,665	$463	6.0%
The increase in noninterest expense during the current quarter compared to the quarter ended June 30, 2025 was primarily related to:
•a $324 thousand increase in salaries and benefits due to annual wage increases, lower deferred loan origination costs due to reduced loan growth, higher market valuations on our deferred compensation for key executives (partially offset by higher BOLI income recorded in noninterest income), and higher medical expense due to higher insurance premiums paid by the Company, partially offset by lower stock compensation expense and lower incentive compensation expense;
•a $174 thousand increase in operations expense, primarily due to higher costs associated with our debit card processing; and

•a $78 thousand increase in data processing expense, primarily due to higher processing costs related to annual increases in software vendor contracts, increased application programming interface (“API”) and usage charges, and the addition of new features, such as fraud detection software, intended to lower operational losses.

These increases were partially offset by:

•a $93 thousand decrease in regulatory assessments, primarily due to reduced quarterly assessments resulting from a lower rate applied to a lower average asset balance and the release of an accrual related to exam costs as actual costs incurred were lower than previously estimated; and
•a $28 thousand decrease in occupancy expense, primarily due to lower building lease charges following the closure of our Tacoma branch during the second quarter of 2026.

The efficiency ratio improved 12 basis points to 73.76% for the quarter ended June 30, 2026 from 73.88% for the same period in 2025, primarily reflecting modest growth in net interest income driven by lower funding costs and growth in average loan balances, partially offset by lower yields on interest-earning assets.
Total noninterest expense increased $424 thousand, or 2.7%, to $16.0 million during the six months ended June 30, 2026, compared to $15.6 million during the six months ended June 30, 2025, as reflected below (dollars in thousands):

	Six Months Ended June 30,		Amount Change	Percent Change
	2026	2025
Salaries and benefits	$9,103	$8,916	$187	2.1%
Operations	3,118	2,808	310	11.0
Regulatory assessments	327	442	(115)	(26.0)
Occupancy	815	853	(38)	(4.5)
Data processing	2,619	2,547	72	2.8
Net loss and expenses on OREO and repossessed assets	20	12	8	66.7
Total noninterest expense	$16,002	$15,578	$424	2.7%
The increase in noninterest expense was primarily due to:
•a $187 thousand increase in salaries and benefits related to the same reasons noted above in the quarterly comparison;
•a $310 thousand increase in operations expense, primarily due to higher costs associated with our debit card processing; and
•a $72 thousand increase in data processing expense, due to the reasons stated above in the quarterly comparison.

These increases were partially offset by:
•a $115 thousand decrease in regulatory assessments, due to reduced quarterly assessments resulting from a lower rate applied to a lower average asset balance and the release of an accrual related to exam costs as actual costs incurred were lower than previously estimated; and
•a $38 thousand decrease in occupancy expense due to same reason noted above in the quarterly comparison.

Income Tax Expense. The provision for income taxes was $597 thousand and $1.0 million for the three and six months ended June 30, 2026, compared to $488 thousand and $779 thousand for the three and six months ended June 30, 2025, respectively. The effective tax rates for the three and six months ended June 30, 2026 were 19.17% and 19.34%, compared to 19.21% and 19.48% for the same periods in 2025.

Capital and Liquidity
The Management’s Discussion and Analysis in Item 7 of the Company’s 2025 Form 10-K contains an overview of Sound Financial Bancorp’s and the Bank’s liquidity management, sources of liquidity and cash flows. Although there have been no material changes in our liquidity management, sources of liquidity and cash flows since December 31, 2025, this discussion updates that disclosure for the six months ended June 30, 2026.

Capital. Stockholders’ equity totaled $112.6 million at June 30, 2026 and $109.4 million at December 31, 2025. The increase primarily reflected net income of $4.1 million, $106 thousand of related to stock-based compensation, and a $47 thousand decrease in accumulated other comprehensive loss, net of tax, primarily resulting from lower unrealized losses on available-for-sale securities, partially offset by $1.1 million of dividends paid on common stock.
We paid cash dividends of $0.42 per common share during the six months ended June 30, 2026, compared to $0.38 per common share during the six months ended June 30, 2025, which equates to a dividend payout ratio of 26.35% and 30.26%, respectively. The Company expects to continue paying quarterly cash dividends on its common stock, subject to the Board of Directors' discretion to change this practice at any time and for any reason, without prior notice. Assuming the Board’s continued payment of the regular quarterly cash dividend during the remainder of 2026 at the rate of $0.21 per share, our average total dividend paid each quarter would be approximately $539 thousand based on the number of outstanding shares as of June 30, 2026.
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
Liquidity. Liquidity measures our ability to meet current and future cash flow needs. The liquidity of a financial institution reflects its ability to meet loan demand, accommodate deposit withdrawals and take advantage of opportunities presented by changes in market interest rates. Our ability to meet financial obligations depends on the composition of our balance sheet, the liquidity of our assets and access to alternative funding sources. The objective of our liquidity management is to manage cash flows and liquidity reserves so that they are adequate to fund our operations and to meet obligations and other commitments on a timely basis and at a reasonable cost. We seek to achieve this objective and ensure that our funding needs are met by maintaining an appropriate level of liquid funds through asset/liability management, which includes managing the mix and time to maturity of financial assets and financial liabilities on our balance sheet. Our liquidity position is enhanced by our ability to raise additional funds as needed in the wholesale markets.
Asset liquidity is provided by assets that are readily marketable, pledgeable or expected to mature in the near term. Liquid asset sources generally include cash, interest-bearing deposits in banks, available-for-sale securities, principal and interest payments from securities, sales of fixed-rate residential mortgage loans in the secondary market and federal funds sold. Liability liquidity generally is provided by core deposits, advances from the FHLB and other borrowing arrangements with third-party financial institutions.
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
As of June 30, 2026, we had $127.6 million of cash and cash equivalents and available-for-sale investment securities, as well as $1.6 million in loans held-for-sale. At June 30, 2026, we had the ability to borrow up to $201.7 million in FHLB advances and access to additional borrowings of $21.1 million through the Federal Reserve's discount window, in each case subject to certain collateral requirements. We had no outstanding advances from either the FHLB or the Federal Reserve at June 30, 2026. We also maintained a $20.0 million credit facility with Pacific Coast Bankers’ Bank available, with no balance outstanding, at June 30, 2026. Subject to market conditions, we expect to utilize these borrowing facilities from time to time to fund loan originations and deposit withdrawals, to satisfy other financial commitments, to repay maturing obligations and to take advantage of investment opportunities to the extent feasible. As of June 30, 2026, management was not aware of any events or regulatory recommendations reasonably likely to have a material adverse effect on our liquidity, capital resources or result of operations. For additional details, see “Note 8—Borrowings, FHLB Stock and Subordinated Notes” in the Notes to Condensed Consolidated Financial Statements contained in "Item 1. Financial Statements" of this Form 10-Q.
In the ordinary course of business, we enter into contractual obligations and other commitments to make future payments. Refer to the accompanying Notes to Condensed Consolidated Financial Statements elsewhere in this report for the expected timing of such payments as of June 30, 2026. These include payments related to (i) long-term borrowings (Note 8—Borrowings, FHLB Stock and Subordinated Notes) and (ii) operating leases (Note 10—Leases). See the discussion below for information regarding commitments to extend credit and standby letters of credit.

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
At June 30, 2026 and December 31, 2025, financial instrument contractual amounts representing credit risk were as follows (in thousands):

	June 30, 2026	December 31, 2025
Residential mortgage commitments	$4,535	$1,008
Unfunded construction commitments	28,068	23,718
Unused lines of credit	29,694	27,457
Irrevocable letters of credit	183	183
Total loan commitments	$62,480	$52,366
Sound Financial Bancorp is a separate legal entity from Sound Community Bank and must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to Sound Community Bank), Sound Financial Bancorp is responsible for funding any stock repurchases, dividends declared to its stockholders, interest and principal on its outstanding debt, and other general corporate expenses.
Sound Financial Bancorp is a holding company and does not conduct operations. Its sources of liquidity are generally dividends received from Sound Community Bank, interest on investment securities, if any, and borrowings from outside sources. Banking regulations limit the dividends that may be paid to Sound Financial Bancorp by Sound Community Bank. See “Business — How We Are Regulated — Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of the Company’s 2025 Form 10-K. At June 30, 2026, Sound Financial Bancorp, on an unconsolidated basis, had $3.7 million in cash, noninterest-bearing deposits and liquid investments available for its liquidity needs and other corporate obligations.
See also the “Condensed Consolidated Statements of Cash Flows” included in “Item 1. Financial Statements and Supplementary Data” of this Form 10-Q, for further information.

Regulatory Capital
Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action (“PCA”). Qualifying institutions that elect to use the Community Bank Leverage Ratio (“CBLR”), framework, such as the Bank and the Company, that maintain the required minimum leverage ratio will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies’ capital rules, and to have met the capital requirements for the well-capitalized category under the agencies’ PCA framework. As of June 30, 2026, the Bank’s CBLR was 10.93%, which exceeded the then-minimum requirement of 9%.
During the second quarter of 2026, the federal banking agencies finalized a rule lowering the minimum CBLR requirement from 9% to 8%, effective July 1, 2026.
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

Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2026, was carried out under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, and several other members of the Company’s senior management. The Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Company’s principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
(b)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Not applicable.
(b)Not applicable.
(c)The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended June 30, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2026 - April 30, 2026	—	$—	—	$—
May 1, 2026 - May 31, 2026	—	$—	—	—
June 1, 2026 - June 30, 2026	—	$—	—	—
Total	—	$—	—	$—

Item 3    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
(a)    Not applicable.
(b)    Not applicable.
(c)    Trading Plans. During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following financial statements from the Sound Financial Bancorp, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of equity (v) condensed consolidated statements of cash flows and (vi) the notes to condensed consolidated financial statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: August 10, 2026	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

	By:	/s/ Wes Ochs
Wes Ochs
President/Chief Financial Officer
(Principal Financial Officer)