Form 10-Q
period 2026-09-30
Sound Financial Bancorp, Inc.
filed 2026-11-12
CIK 1541119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
As of November 6, 2026, there were 2,569,649 shares of the registrant’s common stock outstanding.

SOUND FINANCIAL BANCORP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$112,752	$138,453
Available-for-sale (“AFS”) securities, at fair value (amortized cost of $8,496 and $8,770 as of September 30, 2026 and December 31, 2025, respectively)	6,978	7,699
Held-to-maturity (“HTM”) securities, at amortized cost (fair value of $1,424 and $1,578 at September 30, 2026 and December 31, 2025, respectively)	1,868	1,892
Equity securities	5,000	—
Loans held-for-sale	283	542
Loans held-for-portfolio	878,000	905,533
Allowance for credit losses (“ACL”) on loans	(8,174)	(8,605)
Total loans held-for-portfolio, net	869,826	896,928
Accrued interest receivable	3,783	3,771
Bank-owned life insurance (“BOLI”), net	24,217	23,327
Other real estate owned (“OREO”) and repossessed assets, net	77	344
Mortgage servicing rights (“MSRs”), at fair value	4,268	4,183
Federal Home Loan Bank (“FHLB”) stock, at cost	669	1,060
Premises and equipment, net	4,075	4,239
Right of use assets	2,643	3,423
Other assets	6,150	6,312
Total assets	$1,042,589	$1,092,173
LIABILITIES
Deposits
Interest-bearing	$778,272	$816,309
Noninterest-bearing demand	128,419	132,566
Total deposits	906,691	948,875
Borrowings	—	10,000
Accrued interest payable	623	674
Lease liabilities	2,836	3,671
Other liabilities	10,187	10,366
Advance payments from borrowers for taxes and insurance	2,420	1,387
Subordinated notes, net	5,833	7,801
Total liabilities	928,590	982,774
COMMITMENTS AND CONTINGENCIES (NOTE 7)	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 2,569,649 and 2,567,953 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	25	25
Additional paid-in capital	28,896	28,737
Retained earnings	86,277	81,483
Accumulated other comprehensive loss, net of tax	(1,199)	(846)
Total stockholders’ equity	113,999	109,399
Total liabilities and stockholders’ equity	$1,042,589	$1,092,173
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
INTEREST INCOME
Loans, including fees	$13,378	$13,512	$40,461	$39,795
Interest and dividends on investments, cash and cash equivalents	1,100	1,140	3,328	3,478
Total interest income	14,478	14,652	43,789	43,273
INTEREST EXPENSE
Deposits	4,841	5,275	14,941	15,705
Borrowings	—	269	198	798
Subordinated notes	147	168	522	504
Total interest expense	4,988	5,712	15,661	17,007
Net interest income	9,490	8,940	28,128	26,266
(RELEASE OF) PROVISION FOR CREDIT LOSSES	(282)	55	(382)	22
Net interest income after (release of) provision for credit losses	9,772	8,885	28,510	26,244
NONINTEREST INCOME
Service charges and fee income	711	672	2,018	2,020
Earnings on BOLI	142	225	549	648
Mortgage servicing income	249	262	742	794
Fair value adjustment on MSRs	(105)	(372)	(126)	(551)
Net gain on sale of loans	145	94	357	187
Other income (loss)	(3)	—	(64)	—
Total noninterest income	1,139	881	3,476	3,098
NONINTEREST EXPENSE
Salaries and benefits	4,293	4,259	13,396	13,175
Operations	1,701	1,483	4,819	4,291
Regulatory assessments	198	221	525	663
Occupancy	399	431	1,214	1,284
Data processing	1,404	1,274	4,024	3,821
Net loss and expenses on OREO and repossessed assets	10	8	30	19
Total noninterest expense	8,005	7,676	24,008	23,253
Income before provision for income taxes	2,906	2,090	7,978	6,089
Provision for income taxes	584	395	1,565	1,175
Net income	$2,322	$1,695	$6,413	$4,914

Earnings per common share:
Basic	$0.90	$0.66	$2.50	$1.92
Diluted	$0.90	$0.66	$2.48	$1.90
Weighted-average number of common shares outstanding:
Basic	2,564,776	2,556,562	2,563,806	2,555,799
Diluted	2,580,513	2,575,575	2,576,594	2,577,387
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$2,322	$1,695	$6,413	$4,914
Available for sale securities:
Unrealized (losses) gains arising during the period	(506)	208	(447)	101
Income tax benefit (expense) related to unrealized (losses) gains	106	(44)	94	(21)
Other comprehensive (loss) income, net of tax	(400)	164	(353)	80
Comprehensive income	$1,922	$1,859	$6,060	$4,994

See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2026 and 2025 (unaudited)
(In thousands, except share and per share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balance, at June 30, 2026	2,568,043	$25	$28,846	$84,496	$(799)	$112,568
Net income	—	—	—	2,322	—	2,322
Other comprehensive loss, net of tax benefit	—	—	—	—	(400)	(400)
Share-based compensation	—	—	50	—	—	50
Cash dividends paid on common stock ($0.21 per share)	—	—	—	(541)	—	(541)
Common stock surrendered	(2,399)	—	(114)	—	—	(114)
Common stock options exercised	4,005	—	114	—	—	114
Balance, at September 30, 2026	2,569,649	$25	$28,896	$86,277	$(1,199)	$113,999

Balance, at December 31, 2025	2,567,953	$25	$28,737	$81,483	$(846)	$109,399
Net income	—	—	—	6,413	—	6,413
Other comprehensive loss, net of tax benefit	—	—	—	—	(353)	(353)
Share-based compensation	—	—	156	—	—	156
Cash dividends paid on common stock ($0.63 per share)	—	—	—	(1,619)	—	(1,619)
Common stock surrendered	(2,399)	—	(114)	—	—	(114)
Common stock options exercised	4,095	—	117	—	—	117
Balance, at September 30, 2026	2,569,649	$25	$28,896	$86,277	$(1,199)	$113,999

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balance, at June 30, 2025	2,566,069	$25	$28,590	$78,517	$(1,128)	$106,004
Net income	—	—	—	1,695	—	1,695
Other comprehensive income, net of tax	—	—	—	—	164	164
Share-based compensation	—	—	75	—	—	75
Cash dividends paid on common stock ($0.19 per share)	—	—	—	(488)	—	(488)
Balance, at September 30, 2025	2,566,069	$25	$28,665	$79,724	$(964)	$107,450

Balance, at December 31, 2024	2,564,907	$25	$28,413	$76,272	$(1,044)	$103,666
Net income	—	—	—	4,914	—	4,914
Other comprehensive income, net of tax	—	—	—	—	80	80
Share-based compensation	—	—	231	—	—	231
Cash dividends paid on common stock ($0.57 per share)	—	—	—	(1,462)	—	(1,462)
Common stock options exercised	1,162	—	21	—	—	21
Balance, at September 30, 2025	2,566,069	$25	$28,665	$79,724	$(964)	$107,450
See Notes to Condensed Consolidated Financial Statements

SOUND FINANCIAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,413	$4,914
Adjustments to reconcile net income to net cash from operating activities:
Amortization of net premiums on investments	64	64
(Release of) provision for credit losses	(382)	22
Depreciation and amortization	302	376
Share-based compensation	156	231
Fair value adjustment on mortgage servicing rights	126	551
Right of use assets amortization	747	759
Change in lease liabilities	(803)	(783)
Change in cash surrender value of BOLI	(549)	(648)
Net change in advances from borrowers for taxes and insurance	1,033	856
Net loss on disposal of assets, net	53	—
Net gain on sale of loans	(357)	(187)
Proceeds from sale of loans held-for-sale	22,902	10,973
Originations of loans held-for-sale	(22,497)	(12,932)
Net loss on OREO and repossessed assets	9	—
Change in operating assets and liabilities:
Accrued interest receivable	(12)	(425)
Other assets	256	479
Accrued interest payable	(51)	9
Other liabilities	(219)	897
Net cash provided by operating activities	7,191	5,156
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments, maturities and sales of available-for-sale securities	242	222
Proceeds from principal payments of held-to-maturity securities	24	231
Purchase of equity investments	(5,000)	—
Net change in loans	27,380	(7,692)
FHLB stock redeemed (purchased)	391	(5)
Purchase of BOLI	(341)	—
Purchases of premises and equipment, net	(138)	(100)
Proceeds from sale of OREO and other repossessed assets	349	—
Net cash provided by/(used in) investing activities	22,907	(7,344)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(42,184)	61,144
Repayment of borrowings	(10,000)	—
Repayment of subordinated debt	(2,000)	—
Purchase of common stock surrendered to pay tax liability	(114)	—
Dividends paid on common stock	(1,619)	(1,462)
Proceeds from common stock option exercises	117	21
Net cash (used in)/provided by financing activities	(55,800)	59,703
Net change in cash and cash equivalents	(25,702)	57,515
Cash and cash equivalents, beginning of period	138,453	43,641
Cash and cash equivalents, end of period	$112,751	$101,156
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$960	$762
Interest paid on deposits and borrowings	15,712	16,998
Cash paid for principal portion from finance leases	18	18
Noncash investing and financing activities:
Loans transferred from loans held-for-sale to loans held-for-portfolio	—	2,275
Loans transferred from loans held-for-portfolio to OREO and repossessed assets	91	344
ROU assets obtained in exchange for new operating lease liabilities	66	583
ROU assets obtained in exchange for new finance lease liabilities	—	130
Derecognition of ROU asset	98	—
Derecognition of lease liability	98	—
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
In November 2025, the FASB issued ASU 2025‑08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans, which expands the scope of the “gross‑up” method, formerly applicable only to purchased credit‑deteriorated (“PCD”) assets, to include acquired non‑PCD loans that meet certain criteria, now referred to as “purchased seasoned loans” (PSLs). Under this model, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one credit‑loss expense previously required for non‑PCD assets. PSLs are defined as non‑PCD loans acquired either (i) through a business combination, or (ii) purchased more than 90 days after origination when the acquirer was not involved in origination. This ASU is effective on a prospective basis for loans acquired on or after the adoption date, which is for interim and annual reporting periods beginning after December 15, 2026. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s consolidated financial statements.
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

Note 3 – Investments
At September 30, 2026, the Company did not own any debt securities classified as trading.
Debt securities
The amortized cost and estimated fair value of our AFS securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2026
Municipal bonds	$6,282	$—	$(1,191)	$5,091
Agency mortgage-backed securities	2,214	3	(330)	1,887
Total	$8,496	$3	$(1,521)	$6,978

December 31, 2025
Municipal bonds	$6,313	$10	$(841)	$5,482
Agency mortgage-backed securities	2,457	10	(250)	2,217
Total	$8,770	$20	$(1,091)	$7,699
The amortized cost and estimated fair value of our HTM securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2026
Municipal bonds	$703	$—	$(213)	$490
Agency mortgage-backed securities	1,165	—	(231)	934
Total	$1,868	$—	$(444)	$1,424

December 31, 2025
Municipal bonds	$703	$—	$(147)	$556
Agency mortgage-backed securities	1,189	—	(167)	1,022
Total	$1,892	$—	$(314)	$1,578
The amortized cost and estimated fair value of AFS and HTM securities at September 30, 2026, by contractual maturity, are shown below (in thousands). Expected maturities of AFS securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, consisting of agency mortgage-backed securities, are shown separately.

	September 30, 2026
	Available-for-sale		Held-to-maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$150	$150	$—	$—
Due after one year through five years	305	303	—	—
Due after five years through ten years	1,715	1,584	—	—
Due after ten years	4,112	3,054	703	490
Agency mortgage-backed securities	2,214	1,887	1,165	934
Total	$8,496	$6,978	$1,868	$1,424
There were no pledged securities at September 30, 2026 or December 31, 2025.
There were no sales of AFS or HTM securities during the three and nine months ended September 30, 2026 and 2025.
Accrued interest receivable on securities totaled $75 thousand at September 30, 2026 and $47 thousand at December 31, 2025, in the accompanying Condensed Consolidated Balance Sheets. Accrued interest receivable is excluded from the allowance for credit losses.
The following table summarizes the aggregate fair value and gross unrealized loss by length of time of those investments for which an allowance for credit losses has not been recorded that have been in a continuous unrealized loss position at the dates indicated (in thousands):

	September 30, 2026
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities
Municipal bonds	$1,643	$(13)	$3,448	$(1,178)	$5,091	$(1,191)
Agency mortgage-backed securities	187	(2)	1,599	(328)	1,786	(330)
Total available-for-sale securities	$1,830	$(15)	$5,047	$(1,506)	$6,877	$(1,521)
Held-to-maturity securities
Municipal bonds	$—	$—	$490	$(213)	$490	$(213)
Agency mortgage-backed securities	—	—	934	(231)	934	(231)
Total held-to-maturity securities	$—	$—	$1,424	$(444)	$1,424	$(444)

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities
Municipal bonds	$—	$—	$3,816	$(841)	$3,816	$(841)
Agency mortgage-backed securities	—	—	1,871	(250)	1,871	(250)
Total	$—	$—	$5,687	$(1,091)	$5,687	$(1,091)
Held-to-maturity securities
Municipal bonds	$—	$—	$556	$(147)	$556	$(147)
Agency mortgage-backed securities	—	—	1,022	(167)	1,022	(167)
Total held-to-maturity securities	$—	$—	$1,578	$(314)	$1,578	$(314)
There was no allowance for credit losses on securities at September 30, 2026 or December 31, 2025. At both September 30, 2026 and December 31, 2025, the total securities portfolio consisted of 11 agency mortgage-backed securities and 11 municipal bonds. There were six securities in an unrealized loss position for less than 12 months and 15 securities in an unrealized loss position for more than 12 months at September 30, 2026 and no securities in an unrealized loss position for less than 12 months and 15 securities in an unrealized loss position for more than 12 months at December 31, 2025. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and not related to the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. There was no provision for credit losses recognized for investment securities during the three and nine months ended September 30, 2026 and 2025, because the declines in fair value were not attributable to credit quality and because we do not intend, and it is not likely that we will be required, to sell these securities before recovery of their amortized cost basis.
Equity Securities
At September 30, 2026, the Company held equity securities without readily determinable fair values with a carrying value of $5.0 million, accounted for under the measurement alternative in accordance with ASC 321. During the three and nine months ended September 30, 2026, there was no impairment and no observable price changes. The Company held no equity securities at December 31, 2025.

Note 4 – Loans

Loans-held-for portfolio (which excludes loans held-for-sale) at the dates indicated were as follows (in thousands):

	September 30, 2026	December 31, 2025
Real estate loans:
One-to-four family	$238,083	$253,841
Home equity	34,790	31,468
Commercial and multifamily	389,734	409,729
Construction and land	57,612	50,261
Total real estate loans	720,219	745,299
Consumer loans:
Manufactured homes	43,343	43,080
Floating homes	88,556	87,315
Other consumer	13,096	16,571
Total consumer loans	144,995	146,966
Commercial business loans	14,737	15,378
Total loans held-for-portfolio	879,951	907,643
Premiums for purchased loans(1)	553	627
Deferred fees, net	(2,504)	(2,737)
Total loans held-for-portfolio, gross	878,000	905,533
Allowance for credit losses — loans	(8,174)	(8,605)
Total loans held-for-portfolio, net	$869,826	$896,928
(1)Includes premiums resulting from purchased loans of $324 thousand related to one-to-four family loans, $189 thousand related to commercial and multifamily loans, and $40 thousand related to commercial business loans as of September 30, 2026. Includes premiums resulting from purchased loans of $367 thousand related to one-to-four family loans, $212 thousand related to commercial and multifamily loans, and $49 thousand related to commercial business loans as of December 31, 2025.
As of September 30, 2026, there were five collateral dependent one-to-four-family real estate loans, totaling $1.7 million, that were in process of foreclosure.
The following table presents a summary of activity in the ACL on loans and the reserve for unfunded loan commitments for the periods indicated (in thousands):

	Three Months Ended September 30,
	2026			2025
	ACL - Loans	Reserve for Unfunded Loan Commitments	ACL	ACL - Loans	Reserve for Unfunded Loan Commitments	ACL
Balance at beginning of period	$8,420	$184	$8,604	$8,536	$122	$8,658
(Release of) provision for credit losses during the period	(233)	(49)	(282)	65	(10)	55
Net charge-offs during the period	(13)	—	(13)	(37)	—	(37)
Balance at end of period	$8,174	$135	$8,309	$8,564	$112	$8,676

	Nine Months Ended September 30,
	2026			2025
	ACL - Loans	Reserve for Unfunded Loan Commitments	ACL	ACL - Loans	Reserve for Unfunded Loan Commitments	ACL
Balance at beginning of period	$8,605	$148	$8,753	$8,499	$234	$8,733
(Release of) provision for credit losses during the period	(369)	(13)	(382)	144	(122)	22
Net charge-offs during the period	(62)	—	(62)	(79)	—	(79)
Balance at end of period	$8,174	$135	$8,309	$8,564	$112	$8,676
Accrued interest receivable on loans receivable totaled $3.5 million at September 30, 2026 and $3.6 million December 31, 2025, in the accompanying Condensed Consolidated Balance Sheets. Accrued interest receivable is excluded from the ACL.
The ACL is measured using the current expected credit losses (“CECL”) approach for financial instruments measured at amortized cost and for other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable forecasts. We estimate the ACL using relevant information from internal and external sources, related to past events, current conditions, and a reasonable and supportable forecast. The ACL is measured on a collective (segment) basis when similar risk characteristics exist. Historical credit loss experience for both the Company and segment-specific peers provides the basis for the estimate of expected credit losses. Segments are based upon federal call report segmentation. The reserve was applied on a loan-by-loan basis and condensed into the applicable segments reported below. The ACL is determined using quantitative and qualitative analysis. The quantitative analysis utilizes macroeconomic variables to establish a quantitative relationship between economic conditions and loan performance through an economic cycle. Qualitative adjustments include but are not limited to changes in lending policies; changes in the nature and volume of the portfolio; changes in staff experience levels; changes in the volume or trends of classified loans, delinquencies, and nonaccrual loans; concentration risk; value of underlying collateral; competitive, legal, and regulatory factors; changes in the loan review system; and economic conditions. The decrease in the ACL - loans was primarily a result of a decrease in the balance of our loan portfolio, improvements in the Federal Reserve's unemployment forecast, changes in loan mix, and annual updates to the model assumptions, partially offset by additional qualitative adjustments applied to all commercial loan segments, reflecting increased uncertainty in market conditions surrounding inflation, geopolitical events, an uncertainty adjustment tied to the impact of tariffs, and other external factors affecting our clients, as well as a qualitative adjustment for the volume of past due manufactured home and other consumer loans. We evaluate our ACL policy and judgments on an ongoing basis and update them as necessary based on changing conditions. See “Note 1—Organization and Significant Accounting Policies” in the Company’s 2025 Form 10-K for further information on the Company’s ACL accounting policy.

The following tables summarize the activity in the ACL - loans for the periods indicated (in thousands):

	Three Months Ended September 30, 2026
	Beginning Allowance	Charge-offs	Recoveries	Provision for (Release of) Credit Losses	Ending Allowance
One-to-four family	$3,182	$—	$—	$(94)	$3,088
Home equity(1)	337	(6)	—	(6)	325
Commercial and multifamily	1,487	—	—	(21)	1,466
Construction and land	599	—	—	(220)	379
Manufactured homes	1,155	—	—	105	1,260
Floating homes	1,259	—	—	12	1,271
Other consumer(2)	310	(10)	3	—	303
Commercial business	91	—	—	(9)	82
Total	$8,420	$(16)	$3	$(233)	$8,174
(1)During the three months ended September 30,2026, there was one home equity loan for $6 thousand originated in 2009 that was charged off.
(2)During the three months ended September 30,2026, gross charge-offs of other consumer loans related entirely to deposit overdrafts.

	Three Months Ended September 30, 2025
	Beginning Allowance	Charge-offs	Recoveries	Provision for (Release of) Credit Losses	Ending Allowance
One-to-four family	$3,327	$—	$—	$(47)	$3,280
Home equity	360	—	—	(6)	354
Commercial and multifamily	1,236	—	—	74	1,310
Construction and land	269	—	—	64	333
Manufactured homes(1)	1,395	(47)	—	31	1,379
Floating homes	1,410	—	—	(47)	1,363
Other consumer(2)	451	(10)	20	(21)	440
Commercial business	88	—	—	17	105
Total	$8,536	$(57)	$20	$65	$8,564
(1)During the three months ended September 30, 2025, there was one manufactured loan for $47 thousand originated in 2023 that was charged off.
(2)During the three months ended September 30, 2025, there was one automobile loan for $1 thousand originated in 2021 that was charged off, with the remainder of the gross charge-offs of other consumer loans related entirely to deposit overdrafts.

	Nine Months Ended September 30, 2026
	Beginning Allowance	Charge-offs	Recoveries	Provision for (Release of) Credit Losses	Ending Allowance
One-to-four family	$3,340	$—	$—	$(252)	$3,088
Home equity(1)	343	(6)	—	(12)	325
Commercial and multifamily	1,484	—	—	(18)	1,466
Construction and land	519	—	—	(140)	379
Manufactured homes(2)	1,174	(20)	—	106	1,260
Floating homes	1,259	—	—	12	1,271
Other consumer(3)	370	(19)	13	(61)	303
Commercial business(4)	116	(30)	—	(4)	82
Total	$8,605	$(75)	$13	$(369)	$8,174
(1)During the nine months ended September 30, 2026, there was one home equity loan for $6 thousand originated in 2009 that was charged off.
(2)During the nine months ended September 30, 2026, there was one manufactured home loan for $20 thousand originated in 2017 that was charged off.
(3)During the nine months ended September 30, 2026, gross charge-offs of other consumer loans related entirely to deposit overdrafts

(4)During the nine months ended September 30, 2026, there was one commercial business loan for $30 thousand originated in 2024 that was charged off.

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
(1)During the nine months ended September 30, 2025, there was two manufactured home loans originated in 2022 and 2023 for $19 thousand and $47 thousand, respectively, that was charged off and then subsequently foreclosed upon.
(2)During the nine months ended September 30, 2025, there was one automobile loan for $1 thousand originated in 2021 that was charged off and one other consumer loan for $16 thousand originated in 2024 related to a consumer line of credit that was charged off, with the remainder of the gross charge-offs of other consumer loans related entirely to deposit overdrafts.

Credit Quality Indicators. Federal regulations provide for the classification of lower quality loans and other assets (such as OREO and repossessed assets), as well as debt and equity securities considered as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Substandard assets have well-defined weaknesses that could result in loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard,” with the added characteristic that the weaknesses make collection or liquidation in full, highly questionable and improbable. Assets classified as “loss” are considered “uncollectible” and of such little value that their continuance as assets is not warranted.
Management regularly reviews loans in the portfolio to assess credit quality and to determine appropriate loan classification and grading. The grades for “watch” and “special mention” loans are used by the Company to identify and track potential problem loans that warrant management’s close attention based upon known characteristics such as periodic payment delinquency, failure to comply with contractual terms of the loan, or collateral concerns. These loans do not rise to the level of regulatory classifications such as substandard, doubtful, or loss. Loans identified as watch, special mention, substandard, doubtful, or loss are subject to additional problem loan reporting to management quarterly.
When we classify problem assets as either substandard or doubtful, these assets are evaluated to determine whether they should be individually assessed if they no longer share common risk characteristics with the rest of the portfolio. When we classify problem assets as a loss, we are required to charge off those assets in the period in which they are deemed uncollectible. Our determination as to the classification of our assets and the amount of our allowance for credit losses is subject to review by the FDIC (the Bank’s federal banking regulator) and the Washington Department of Financial Institutions (the Bank’s state banking regulator), which can order the establishment of additional credit loss allowance. Assets which do not currently expose us to sufficient risk to warrant classification as substandard or doubtful but possess weaknesses are required to be designated as special mention. There were no loans classified as loss as of September 30, 2026 and none classified as doubtful or loss as of December 31, 2025.
The following tables present the internally assigned grades as of September 30, 2026 and December 31, 2025, by type of loan and origination year (in thousands):

	At September 30, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term
	2026	2025	2024	2023	2022	Prior			Total

One-to-four family:
Pass	$13,982	$10,639	$15,755	$16,169	$60,303	$118,756	$—	$—	$235,604
Substandard	—	—	—	1,454	201	858	—	—	2,513
Total one-to-four family	$13,982	$10,639	$15,755	$17,623	$60,504	$119,614	$—	$—	$238,117
Home equity:
Pass	$667	$1,262	$2,133	$1,992	$2,024	$1,325	$23,695	$1,590	$34,688
Substandard	—	—	—	—	—	—	309	—	309
Total home equity	$667	$1,262	$2,133	$1,992	$2,024	$1,325	$24,004	$1,590	$34,997
Commercial and multifamily:
Pass	$25,724	$90,138	$33,452	$24,309	$75,777	$123,937	$—	$—	$373,337
Substandard	—	—	—	—	4,942	9,994	—	—	14,936
Total commercial and multifamily	$25,724	$90,138	$33,452	$24,309	$80,719	$133,931	$—	$—	$388,273
Construction and land:
Pass	$15,879	$26,046	$9,442	$3,321	$978	$1,400	$—	$—	$57,066
Substandard	—	—	—	27	146	78	—	—	251
Total construction and land	$15,879	$26,046	$9,442	$3,348	$1,124	$1,478	$—	$—	$57,317
Manufactured homes:
Pass	$4,437	$7,593	$6,939	$9,943	$5,243	$7,939	$—	$—	$42,094
Substandard	—	—	233	202	283	353	—	—	1,071
Doubtful	—	—	63	—	—	—	—	—	63
Total manufactured homes	$4,437	$7,593	$7,235	$10,145	$5,526	$8,292	$—	$—	$43,228
Floating homes:
Pass	$10,360	$9,859	$16,521	$6,206	$13,458	$31,733	$—	$—	$88,137
Total floating homes	$10,360	$9,859	$16,521	$6,206	$13,458	$31,733	$—	$—	$88,137
Other consumer:
Pass	$945	$2,054	$1,167	$1,415	$289	$6,059	$768	$—	$12,697
Substandard	—	—	—	—	—	429	1	—	430
Total other consumer	$945	$2,054	$1,167	$1,415	$289	$6,488	$769	$—	$13,127
Commercial business:
Pass	$762	$2,951	$163	$16	$239	$2,749	$7,900	$—	$14,780
Substandard	—	—	24	—	—	—	—	—	24
Total commercial business	$762	$2,951	$187	$16	$239	$2,749	$7,900	$—	$14,804
Total loans
Pass	$72,756	$150,542	$85,572	$63,371	$158,311	$293,899	$32,363	$1,590	$858,403
Substandard	—	—	257	1,683	5,572	11,712	310	—	19,534
Doubtful	—	—	63	—	—	—	—	—	63
Total loans	$72,756	$150,542	$85,892	$65,054	$163,883	$305,611	$32,673	$1,590	$878,000

	At December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Amortized Cost Basis Converted to Term
	2025	2024	2023	2022	2021	Prior			Total
One-to-four family:
Pass	$17,896	$18,112	$17,717	$66,239	$93,367	$38,871	$—	$—	$252,202
Substandard	—	—	1,117	289	91	200	—	—	1,697
Total one-to-four family	$17,896	$18,112	$18,834	$66,528	$93,458	$39,071	$—	$—	$253,899
Home equity:
Pass	$1,292	$2,277	$2,534	$2,086	$771	$777	$20,827	$881	$31,445
Substandard	—	—	—	—	—	50	68	121	239
Total home equity	$1,292	$2,277	$2,534	$2,086	$771	$827	$20,895	$1,002	$31,684
Commercial and multifamily:
Pass	$97,005	$33,810	$24,641	$78,185	$87,836	$72,359	$—	$—	$393,836
Substandard	—	—	—	4,990	6,069	3,197	—	—	14,256
Total commercial and multifamily	$97,005	$33,810	$24,641	$83,175	$93,905	$75,556	$—	$—	$408,092
Construction and land:
Pass	$22,342	$16,867	$7,785	$1,025	$668	$1,134	$—	$—	$49,821
Substandard	—	—	—	150	—	—	—	—	150
Total construction and land	$22,342	$16,867	$7,785	$1,175	$668	$1,134	$—	$—	$49,971
Manufactured homes:
Pass	$8,124	$8,183	$10,684	$5,678	$3,265	$6,316	$—	$—	$42,250
Substandard	—	—	228	219	—	254	—	—	701
Total manufactured homes	$8,124	$8,183	$10,912	$5,897	$3,265	$6,570	$—	$—	$42,951
Floating homes:
Pass	$10,100	$18,833	$6,291	$14,636	$22,632	$14,404	$—	$—	$86,896
Total floating homes	$10,100	$18,833	$6,291	$14,636	$22,632	$14,404	$—	$—	$86,896
Other consumer:
Pass	$2,471	$1,604	$2,144	$327	$3,283	$5,837	$667	$—	$16,333
Substandard	—	—	—	—	6	256	—	—	262
Total other consumer	$2,471	$1,604	$2,144	$327	$3,289	$6,093	$667	—	$16,595
Commercial business:
Pass	$3,324	$255	$253	$288	$1,255	$2,747	$7,293	$—	$15,415
Substandard	—	—	—	—	—	—	30	—	30
Total commercial business	$3,324	$255	$253	$288	$1,255	$2,747	$7,323	$—	$15,445
Total loans
Pass	$162,554	$99,941	$72,049	$168,464	$213,077	$142,445	$28,787	$881	$888,198
Substandard	—	—	1,345	5,648	6,166	3,957	98	121	17,335
Total loans	$162,554	$99,941	$73,394	$174,112	$219,243	$146,402	$28,885	$1,002	$905,533

Nonaccrual and Past Due Loans.  Loans are considered past due if the required principal and interest payments were not received as of the dates such payments were due.
The following table presents the amortized cost of nonaccrual loans as of the dates indicated, by type of loan (in thousands):

	September 30, 2026		December 31, 2025
	Total Nonaccrual Loans	Total Nonaccrual Loans with no ACL	Total Nonaccrual Loans	Total Nonaccrual Loans with no ACL
One-to-four family	$2,346	$2,346	$1,597	$1,597
Home equity	307	307	187	187
Commercial and multifamily	4,155	4,155	3,163	3,163
Construction and land	159	159	82	82
Manufactured homes	949	949	461	461
Other consumer	579	579	262	262
Commercial business	—	—	30	—
Total	$8,495	$8,495	$5,782	$5,752
The following tables present the aging of past due loans, based on amortized cost, as of the dates indicated, by type of loan (in thousands):

	September 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$—	$168	$2,014	$—	$2,182	$235,935	$238,117
Home equity	374	—	—	—	374	34,623	34,997
Commercial and multifamily	506	154	3,989	—	4,649	383,624	388,273
Construction and land	139	—	158	—	297	57,020	57,317
Manufactured homes	—	360	951	—	1,311	41,917	43,228
Floating homes	—	—	—	—	—	88,137	88,137
Other consumer	4	1	—	—	5	13,122	13,127
Commercial business	—	—	—	—	—	14,804	14,804
Total	$1,023	$683	$7,112	$—	$8,818	$869,182	$878,000

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Past Due and Accruing	Total Past Due	Current	Total Loans
One-to-four family	$529	$491	$1,358	$—	$2,378	$251,521	$253,899
Home equity	522	275	—	—	797	30,887	31,684
Commercial and multifamily	2,228	—	2,993	—	5,221	402,871	408,092
Construction and land	—	—	82	—	82	49,889	49,971
Manufactured homes	702	641	336	—	1,679	41,272	42,951
Floating homes	849	—	—	—	849	86,047	86,896
Other consumer	7	4	262	—	273	16,322	16,595
Commercial business	32	—	30	—	62	15,383	15,445
Total	$4,869	$1,411	$5,061	$—	$11,341	$894,192	$905,533

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
At September 30, 2026, the Company had no commitments to extend additional credit to borrowers owing loan receivables with modified terms.

There were no loans modified within the three and nine months ended September 30, 2026 and 2025.

We have no modified loan receivables that have subsequently defaulted within 12 months of modification at September 30, 2026 and December 31, 2025.

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

The following tables summarize collateral dependent loans by collateral type as of the dates indicated (in thousands):

	September 30, 2026
	Commercial Real Estate	Residential Real Estate	Land	Other Residential	RVs/Automobiles	Business Assets	Total
Real estate loans:
One- to four- family	$—	$1,865	$—	$624	$—	$—	$2,489
Home equity	—	369	—	—	—	—	369
Commercial and multifamily	3,115	—	—	—	—	1,040	4,155
Construction and land	—	—	79	80	—	—	159
Total real estate loans	3,115	2,234	79	704	—	1,040	7,172
Consumer loans:
Manufactured homes	—	—	—	949	—	—	949
Other consumer	—	—	—	579	—	—	579
Total consumer loans	—	—	—	1,528	—	—	1,528
Commercial business loans	—	—	—	—	—	—	—
Total loans	$3,115	$2,234	$79	$2,232	$—	$1,040	$8,700

	December 31, 2025
	Commercial Real Estate	Residential Real Estate	Land	Other Residential	RVs/Automobiles	Business Assets	Total
Real estate loans:
One- to four- family	$—	$1,416	$—	$314	$—	$—	$1,730
Home equity	—	187	—	—	—	—	187
Commercial and multifamily	2,123	—	—	—	—	1,040	3,163
Construction and land	—	—	—	82	—	—	82
Total real estate loans	2,123	1,603	—	396	—	1,040	5,162
Consumer loans:
Manufactured homes	—	—	—	480	—	—	480
Other consumer	—	—	—	256	6	—	262
Total consumer loans	—	—	—	736	6	—	742
Commercial business loans	—	—	—	—	—	30	30
Total loans	$2,123	$1,603	$—	$1,132	$6	$1,070	$5,934

Note 5 – Fair Value Measurements
The Company determines the fair values of its financial instruments based on the requirements established in ASC 820, Fair Value Measurements (“ASC 820”), which provides a framework for measuring fair value in accordance with U.S. GAAP and requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability in the principal (or most advantageous) market in an orderly transaction between market participants at the measurement date. The Company’s fair values for financial instruments at September 30, 2026 and December 31, 2025 were determined based on this guidance.
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
Loans held-for-sale - The fair value is based on whole loan forward prices obtained from government-sponsored enterprises.
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
Off-balance sheet financial instruments - The estimated fair value, which consisted entirely of loan commitments at September 30, 2026 and December 31, 2025, is determined based on fees charged to others to enter into similar agreements, taking into account the remaining terms of the agreements and credit standing of the counterparties. The estimated fair value of these commitments was not significant at September 30, 2026 and December 31, 2025.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the lowest-level of inputs that is significant to the measurement is used to determine the hierarchy for the entire asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no transfers between levels during the three and nine months ended September 30, 2026 and 2025.

The following tables present information about the level in the fair value hierarchy for the Company’s financial assets and liabilities, whether recognized or recorded at fair value or not as of the dates indicated (in thousands):

	September 30, 2026		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$112,752	$112,752	$112,752	$—	$—
Available-for-sale securities	6,978	6,978	—	6,978	—
Held-to-maturity securities	1,868	1,424	—	1,424	—
Equity securities	5,000	5,000	—	—	5,000
Loans held-for-sale	283	283	—	283	—
Loans held-for-portfolio, net	869,826	820,326	—	—	820,326
Mortgage servicing rights	4,268	4,268	—	—	4,268
FINANCIAL LIABILITIES:
Time deposits	293,066	292,793	—	292,793	—
Subordinated notes	5,833	6,456	—	6,456	—

	December 31, 2025		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Cash and cash equivalents	$138,453	$138,453	$138,453	$—	$—
Available-for-sale securities	7,699	7,699	—	7,699	—
Held-to-maturity securities	1,892	1,578	—	1,578	—
Loans held-for-sale	542	542	—	542	—
Loans held-for-portfolio, net	896,928	868,356	—	—	868,356
Mortgage servicing rights	4,183	4,183	—	—	4,183
FINANCIAL LIABILITIES:
Time deposits	299,593	300,290	—	300,290	—
Borrowings	10,000	10,000	—	10,000	—
Subordinated notes	7,801	8,102	—	8,102	—

The following tables present the balance of assets measured at fair value on a recurring basis as of the dates indicated (in thousands):

	Fair Value at September 30, 2026
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$5,091	$—	$5,091	$—
Agency mortgage-backed securities	1,887	—	1,887	—
Mortgage servicing rights	4,268	—	—	4,268

	Fair Value at December 31, 2025
Description	Total	Level 1	Level 2	Level 3
Municipal bonds	$5,482	$—	$5,482	$—
Agency mortgage-backed securities	2,217	—	2,217	—
Mortgage servicing rights	4,183	—	—	4,183
The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis as of the dates indicated:

September 30, 2026
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	125%-401% (125%)
		Discount rate	9.0%-13.5% (10%)
		Average debt service cost per residential loan	$116.00

December 31, 2025
Financial Instrument	Valuation Technique	Unobservable Input(s)	Range (Weighted-Average)
Mortgage Servicing Rights	Discounted cash flow	Prepayment speed assumption	125%-368% (125%)
		Discount rate	9.0%-13.5% (10%)
		Average debt service cost per residential loan	$96.00
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
There were no assets or liabilities (excluding MSRs) measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2026 and 2025.
MSRs are measured at fair value using significant unobservable inputs (Level 3) on a recurring basis, and a reconciliation of changes in the carrying amount of MSRs is presented in “Note 6—Mortgage Servicing Rights.

The following tables present the balance of assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value at September 30, 2026
	Total	Level 1	Level 2	Level 3
Equity securities	$5,000	$—	$—	$5,000
OREO and repossessed assets	77	—	—	77
Collateral dependent loans	8,700	—	—	8,700

	Fair Value at December 31, 2025
	Total	Level 1	Level 2	Level 3
OREO and repossessed assets	$344	$—	$—	$344
Collateral dependent loans	5,934	—	—	5,934
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis at both September 30, 2026 and December 31, 2025.

Note 6 – Mortgage Servicing Rights
The unpaid principal balance of the Company’s mortgage servicing rights portfolio totaled $391.5 million at September 30, 2026, compared to $398.4 million at December 31, 2025. Of these total balances, the unpaid principal balances of loans serviced for Federal National Mortgage Association (“Fannie Mae”) at September 30, 2026 and December 31, 2025 were $389.8 million and $396.3 million, respectively. The unpaid principal balance of loans serviced for other financial institutions totaled $1.7 million at September 30, 2026 compared to $2.0 million at December 31, 2025. Loans serviced for Fannie Mae and others are not included in the Company’s financial statements as they are not assets of the Company.
A summary of the change in the balance of mortgage servicing assets during the periods indicated were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance, at fair value	$4,277	$4,638	$4,183	$4,769
Servicing rights that result from transfers and sale of financial assets	96	39	211	87
Changes in fair value:
Due to changes in model inputs or assumptions and other(1)	(105)	(372)	(126)	(551)
Ending balance, at fair value	$4,268	$4,305	$4,268	$4,305
(1) Represents changes due to collection/realization of expected cash flows and curtailments.
The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	September 30, 2026	December 31, 2025
Prepayment speed (Public Securities Association “PSA” model)	125%	125%
Weighted-average life	9.8 years	10.1 years
Weighted average discount rate	10.0%	10.0%
Average debt service cost per residential loan	$116.00	$96.00

The amount of contractually specified servicing, late and ancillary fees earned on mortgage servicing rights, which are included in mortgage servicing income on the Condensed Consolidated Statements of Income, totaled $249 thousand and $742 thousand for the three and nine months ended September 30, 2026, respectively, and $262 thousand and $794 thousand for the three and nine months ended September 30, 2025, respectively.

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

Note 8 – Borrowings, FHLB Stock and Subordinated Notes
FHLB Advances
The following tables present advances from the FHLB as of the dates indicated (dollars in thousands):

	September 30, 2026	December 31, 2025
FHLB advances:
Short-term advances (one year or less)	$—	$—
Long-term advances (over one year)	—	10,000
Total	$—	$10,000

	September 30, 2026	December 31, 2025
Fixed Rate:
Outstanding balance	$—	$10,000
Interest rates ranging from	—%	4.06%
Interest rates ranging to	—%	4.06%
Weighted average interest rate	—%	4.06%

FHLB Des Moines Borrowing Capacity
The Company has a loan agreement with the FHLB of Des Moines. The terms of the agreement call for a blanket pledge of a portion of the Company’s mortgage and commercial and multifamily loan portfolio based on the Company’s outstanding borrowing balance. Additionally, at September 30, 2026 and December 31, 2025, the Company had outstanding letters of credit from the FHLB of Des Moines to secure public deposits. The following table presents the Company’s borrowing capacity from the FHLB as of the dates indicated:

	September 30, 2026	December 31, 2025
Amount available to borrow under credit facility(1)	$465,636	$347,095
Advance equivalent of collateral:
One-to-four family loans	$183,827	$190,290
Commercial and multifamily loans	18,419	21,097
Home equity loans	255	278
Notional amount of letters of credit outstanding	14,000	14,000
Remaining FHLB borrowing capacity(2)	$188,501	$187,665
(1)Subject to eligible pledged collateral.
(2)Amount remaining from the advance equivalent of collateral less letters of credit outstanding and FHLB advances.
As a member of the FHLB, the Company is required to maintain a minimum level of investment in FHLB of Des Moines stock based on specific percentages of its outstanding FHLB advances. At September 30, 2026 and December 31, 2025, the Company had an investment of $669 thousand and $1.1 million, respectively, in FHLB of Des Moines stock.

Federal Reserve Bank of San Francisco (“FRB SF”) Borrowings
The Company has a borrowing agreement with the FRB SF. The terms of the agreement call for a blanket pledge of a portion of the Company’s consumer and commercial business loans as collateral for borrowings under this arrangement. At September 30, 2026 and December 31, 2025, the amount available to borrow under this credit facility was $22.2 million and $18.5 million, respectively, subject to eligible pledged collateral. The Company had no outstanding borrowings under this arrangement at September 30, 2026 and December 31, 2025.
Other Borrowings
The Company has access to an unsecured Fed Funds line of credit from Pacific Coast Banker’s Bank (“PCBB”). The line has a term of 1.5 years maturing on December 31, 2027, and is renewable upon conclusion of its term. As of September 30, 2026, the amount available under this line of credit was $20.0 million. There were no outstanding borrowings under this line of credit as of September 30, 2026 and December 31, 2025.
Subordinated Debt
In September 2020, the Company issued $12.0 million of fixed -to-floating rate subordinated notes scheduled to mature in 2030. The notes bore a fixed interest rate of 5.25% through September 30, 2025, payable semi-annually in arrears. Beginning October 1, 2025, the interest rate reset quarterly to the then-current three-month term Secured Overnight Financing Rate plus 513 basis points, payable quarterly in arrears. The notes were redeemable by the Company, in whole or in part, on any interest payment date on or after October 1, 2025. The Company redeemed $4.0 million of the notes on October 1, 2025, the first permitted redemption date, and an additional $2.0 million on July 1, 2026. The balance of the subordinated notes, net of debt issuance costs, was $5.8 million at September 30, 2026 and $7.8 million at December 31, 2025 prior to giving effect to the $6.0 million full redemption completed subsequent to September 30, 2026. On October 1, 2026, the Company redeemed the remaining $6.0 million of the notes in full.

Note 9 – Earnings Per Common Share
The following table summarizes the calculation of earnings per share for the periods indicated (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$2,322	$1,695	$6,413	$4,914
LESS: Participating dividends - Unvested Restricted Stock Awards (“RSAs”)	(1)	(2)	(2)	(5)
LESS: Income allocated to participating securities - Unvested RSAs	(3)	(4)	(8)	(14)
Net income available to common stockholders - basic	2,318	1,689	6,403	4,895
ADD BACK: Income allocated to participating securities - Unvested RSAs	3	4	8	14
LESS: Income reallocated to participating securities - Unvested RSAs	(3)	(4)	(8)	(14)
Net income available to common stockholders - diluted	$2,318	$1,689	$6,403	$4,895

Weighted average number of shares outstanding, basic	2,564,776	2,556,562	2,563,806	2,555,799
Effect of potentially dilutive common shares	15,737	19,013	12,788	21,588
Weighted average number of shares outstanding, diluted	2,580,513	2,575,575	2,576,594	2,577,387
Earnings per share, basic	$0.90	$0.66	$2.50	$1.92
Earnings per share, diluted	$0.90	$0.66	$2.48	$1.90
There were no anti-dilutive securities during the three and nine months ended September 30, 2026 and September 30, 2025.

Note 10 – Leases
The Company has operating leases for branch locations, a loan production office, and its corporate office. The lease term generally begins on the date the Company becomes legally obligated for the rent payments or takes possession of the building premises, whichever is earlier. The Company’s real estate leases have initial terms ranging from one to 10.5 years and typically include one renewal option. As of September 30, 2026, the Company’s leases had remaining terms ranging from 5 months to 3.7 years. The operating leases require the Company to pay property taxes and operating expenses for the properties. The Company also has finance leases for certain equipment, including copier machines, which have an initial term of five years and had a remaining term of approximately 3.25 years as of September 30, 2026. In April 2026, the Company closed its Tacoma branch as part of ongoing strategic consolidation efforts. In connection with the branch closure, the lease was modified in the first quarter of 2026 to shorten the lease term to end in the second quarter of 2026. The modification resulted in reduction of $98 thousand in the operating right-of-use asset and the operating lease liability, with no gain or loss recognized.
The following table presents the lease right-of-use assets and lease liabilities recorded on the Condensed Consolidated Balance Sheets at the dates indicated (in thousands):

	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	$2,558	$3,319
Finance lease right-of-use assets	85	104
Operating lease liabilities	2,748	3,565
Finance lease liabilities	88	106
The following table presents the components of lease expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease expense
Operating leases	$262	$278	$801	$827
Finance leases
Amortization of right-of-use assets	6	6	19	19
Interest on lease liabilities	1	1	3	4
Net lease expense	$269	$285	$823	$850
The following table presents the schedule of lease liability payments at the date indicated (in thousands):

September 30,	Finance Leases	Operating Leases	Total Lease Payments
Remainder of 2026	$7	$282	$289
2027	29	1,084	1,113
2028	29	996	1,025
2029	29	456	485
2030	—	48	48
Total lease payments	94	2,866	2,960
Less: Present value discount	6	118	124
Present value of lease liabilities	$88	$2,748	$2,836
Lease term and discount rate by lease type consisted of the following at the dates indicated:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term:
Operating leases	2.8 years	3.5 years
Finance leases	3.3 years	4.0 years
Weighted-average discount rate (annualized):
Operating leases	3.04%	3.08%
Finance leases	4.41%	4.41%

Supplemental cash flow information related to leases was as follows for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows:
Operating leases	$283	$294	$862	$853
Finance leases	1	1	3	4
Financing cash flows:
Finance leases	6	6	18	18

Note 11 – Subsequent Events
On October 1, 2026, the Company redeemed in full its $6.0 million outstanding subordinated notes. This transaction represented a full redemption under the terms of the subordinated notes. Refer to “Note-8 Borrowings” for additional information regarding the terms of the redemption.
On October 27, 2026, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.21 per common share, payable on November 20, 2026, to stockholders of record at the close of business on November 6, 2026.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Statements
Certain matters discussed in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact but are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions, or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide range of factors including, but not limited to:

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
Sound Community Bank’s deposits are insured up to applicable limits by the FDIC. At September 30, 2026, Sound Financial Bancorp, on a consolidated basis, had total assets of $1.04 billion, net loans held-for-portfolio of $869.8 million, deposits of $906.7 million and stockholders’ equity of $114.0 million. The common stock of Sound Financial Bancorp is listed on the NASDAQ Capital Market under the symbol “SFBC.”  Our executive offices are located at 2400 3rd Avenue, Suite 150, Seattle, Washington, 98121.
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

Comparison of Financial Condition at September 30, 2026 and December 31, 2025
General.  Total assets decreased $49.6 million, or 4.5%, to $1.04 billion at September 30, 2026 from $1.09 billion at December 31, 2025. The decrease was primarily the result of a $25.7 million decrease in cash and cash equivalents and a $27.1 million decrease in loans held-for-portfolio, net, partially offset by a $5.0 million increase in equity securities.
Cash and Cash Equivalents, and Investment Securities. Cash and cash equivalents decreased $25.7 million, or 18.6%, to $112.8 million at September 30, 2026 from $138.5 million at December 31, 2025. The decrease reflects lower deposits, repayment of FHLB borrowings, a $2.0 million paydown of subordinated notes, and a new $5.0 million equity investment, partially offset by cash flows from lower loan balances resulting from loan repayments exceeding new originations.
Investment securities decreased $745 thousand, or 7.8%, to $8.8 million at September 30, 2026, compared to $9.6 million at December 31, 2025. Held-to-maturity securities totaled $1.9 million at both September 30, 2026 and December 31, 2025. Available-for-sale securities totaled $7.0 million at September 30, 2026, compared to $7.7 million at December 31, 2025. The decrease in available-for-sale securities was primarily due to a $447 thousand increase in unrealized losses and $274 thousand of principal paydowns and payoffs.
Equity securities totaled $5.0 million at September 30, 2026, compared to zero at December 31, 2025. The increase primarily related to an investment made during the first quarter of 2026 in an eligible workforce housing equity investment. The investment represented a deployment of a portion of our interest-earning cash and partially replaced the reduction in our Community Reinvestment Act (“CRA”)-eligible available-for-sale debt securities. While equity investments generally carry greater risk than debt securities, the investment represents a relatively small percentage of our total assets.
Loans.  Loans held-for-portfolio, net decreased $27.1 million, or 3.0%, to $869.8 million at September 30, 2026, from $896.9 million at December 31, 2025.

The following table reflects the changes in the mix of our loans held-for-portfolio at September 30, 2026, as compared to December 31, 2025 (dollars in thousands):

	September 30, 2026	December 31, 2025	Amount Change	Percent Change
One-to-four family	$238,083	$253,841	$(15,758)	(6.2)%
Home equity	34,790	31,468	3,322	10.6
Commercial and multifamily	389,734	409,729	(19,995)	(4.9)
Construction and land	57,612	50,261	7,351	14.6
Manufactured homes	43,343	43,080	263	0.6
Floating homes	88,556	87,315	1,241	1.4
Other consumer	13,096	16,571	(3,475)	(21.0)
Commercial business	14,737	15,378	(641)	(4.2)
Premiums for purchased loans	553	627	(74)	(11.8)
Deferred loan fees	(2,504)	(2,737)	233	(8.5)
Total loans held-for-portfolio, gross	878,000	905,533	(27,533)	(3.0)
Allowance for credit losses — loans	(8,174)	(8,605)	431	(5.0)
Total loans held-for-portfolio, net	$869,826	$896,928	$(27,102)	(3.0)%

The decrease in total loans held-for-portfolio was driven primarily by a decrease of $20.0 million, or 4.9%, in commercial and multifamily loans, primarily due to the early payoff of two large loans. Both loans carried yields below the rate earned on our cash balances at the FRB, and their payoff generated prepayment penalties. Additional decreases in one-to-four-family loans and other consumer loans of $15.8 million and $3.5 million, respectively, or 6.2% and 21.0%, occurred primarily due to loan repayments exceeding new originations. The declines in these segments of the portfolio were partially offset by a $7.4 million, or 14.6%, increase in construction and land loans largely due to new project loan originations in the current period, partially offset by payoffs and project completions. Construction and land loans generally involve greater credit risk than completed commercial real estate loans due to increased exposure to construction execution, market demand, and project completion risks. Home equity loans increased by $3.3 million, or 10.6%, as demand for this product remains high with homeowners utilizing their home equity lines to access liquidity as opposed to paying off their lower rate mortgages.
At September 30, 2026, our loan portfolio, excluding premiums on purchased loans and deferred loan fees, remained diversified across multiple loan categories. At that date, commercial and multifamily real estate loans accounted for 44.3% of total loans, one-to-four family loans, including home equity loans, accounted for 31.1% of total loans, commercial business loans accounted for 1.7% of total loans, and consumer loans, consisting of manufactured homes, floating homes, and other consumer loans, accounted for 16.5% of total loans. Construction and land loans accounted for 6.5% of total loans at September 30, 2026.
Loans held-for-sale totaled $283 thousand at September 30, 2026, compared to $542 thousand at December 31, 2025. The decrease was primarily due to timing of mortgage originations and sales.

Allowance for Credit Losses.

The following table reflects the activity in our allowance for credit losses (“ACL”) during the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
ACL — Loans:
Balance at beginning of period	$8,420	$8,536	$8,605	$8,499
Charge-offs	(16)	(57)	(75)	(107)
Recoveries	3	20	13	28
Net charge-offs	(13)	(37)	(62)	(79)
(Release of) provision for credit losses	(233)	65	(369)	144
Balance at end of period	$8,174	$8,564	$8,174	$8,564
Reserve for Unfunded Commitments:
Balance at beginning of period	184	122	148	234
(Release of) provision for credit losses	(49)	(10)	(13)	(122)
Balance at end of period	135	112	135	112
ACL	$8,309	$8,676	$8,309	$8,676
Ratio of net charge-offs during the period to average loans outstanding during the period (annualized)	(0.01)%	(0.02)%	(0.01)%	(0.01)%
Our ACL - loans decreased $431 thousand, or 5.0%, to $8.2 million at September 30, 2026, from $8.6 million at December 31, 2025. The decrease in the ACL - loans was primarily a result of a decrease in the balance of our loan portfolio, improvements in the Federal Reserve's unemployment forecast, changes in loan mix, and annual updates to the model assumptions, partially offset by additional qualitative adjustments applied to all commercial loan segments, reflecting increased uncertainty in market conditions surrounding inflation, geopolitical events, an uncertainty adjustment tied to the impact of tariffs, and other external factors affecting our clients, as well as a qualitative adjustment for the volume of past due manufactured home and other consumer loans. See “Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025 — Provision for Credit Losses.”
The following tables show certain credit ratios at the dates and for the periods indicated and the components of each ratio's calculation (dollars in thousands).

	At September 30, 2026	At December 31, 2025
ACL - loans as a percentage of total loans outstanding	0.93%	0.95%
ACL — loans	$8,174	$8,605
Total loans outstanding	$879,951	$907,643

Nonaccrual loans as a percentage of total loans outstanding	0.97%	0.64%
Total nonaccrual loans	$8,495	$5,782
Total loans outstanding	$879,951	$907,643

ACL - loans as a percentage of nonaccrual loans	96.22%	148.82%
ACL — loans	$8,174	$8,605
Total nonaccrual loans	$8,495	$5,782

ACL as a percentage of total loans outstanding	0.94%	0.96%
ACL	$8,309	$8,753
Total loans outstanding	$879,951	$907,643

ACL as a percentage of nonaccrual loans	97.81%	151.38%
ACL	$8,309	$8,753
Total nonaccrual loans	$8,495	$5,782

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)
Net recoveries (charge-offs) during period to average loans outstanding (annualized):
One-to-four family:	—%	—%	—%	—%
Net (charge-offs)/recoveries	$—	$—	$—	$—
Average loans outstanding	$240,698	$259,374	$246,816	$262,652

Home equity:	(0.07)%	—%	(0.02)%	—%
Net (charge-offs)/recoveries	$(6)	$—	$(6)	$—
Average loans outstanding	$33,439	$29,166	$32,414	$28,420

Commercial and multifamily real estate:	—%	—%	—%	—%
Net (charge-offs)/recoveries	$—	$—	$—	$—
Average loans outstanding	$382,743	$404,999	$396,734	$392,968

Construction and land:	—%	—%	—%	—%
Net (charge-offs)/recoveries	$—	$—	$—	$—
Average loans outstanding	$69,382	$52,710	$69,348	$54,364

Manufactured homes:	—%	(0.44)%	(0.06)%	(0.21)%
Net (charge-offs)/recoveries	$—	$(47)	$(20)	$(66)
Average loans outstanding	$42,966	$42,748	$42,852	$42,366

Floating homes:	—%	—%	—%	—%
Net (charge-offs)/recoveries	$—	$—	$—	$—
Average loans outstanding	$89,095	$89,699	$87,025	$88,347

Other consumer:	(0.21)%	0.23%	(0.05)%	(0.10)%
Net (charge-offs)/recoveries	$(7)	$10	$(6)	$(13)
Average loans outstanding	$13,487	$17,074	$14,638	$17,407

Commercial business:	—%	—%	(0.26)%	—%
Net (charge-offs)/recoveries	$—	$—	$(30)	$—
Average loans outstanding	$15,702	$15,406	$15,300	$15,041

Total loans:	(0.01)%	(0.02)%	(0.01)%	(0.01)%
Net (charge-offs)	$(13)	$(37)	$(62)	$(79)
Average loans outstanding	$887,512	$911,176	$905,127	$901,565
The ratio of ACL - loans to nonaccrual loans decreased to 96.22% at September 30, 2026, from 148.82% at December 31, 2025, reflecting the increase in nonaccrual loans during the period. Despite this increase, we believe our allowance remains adequate given the collateralized nature of the nonaccrual loans and the overall performance of our loan portfolio.

Nonperforming Assets.
Nonperforming assets (“NPAs”), which were comprised of nonperforming loans (nonaccrual loans and nonperforming modified loans), other real estate owned (“OREO”) and repossessed assets, increased $2.4 million, or 39.9%, to $8.6 million, or 0.82% of total assets, at September 30, 2026 from $6.1 million, or 0.56% of total assets, at December 31, 2025.

The table below sets forth the amounts and categories of NPAs at the dates indicated (dollars in thousands):

	Nonperforming Assets
	September 30, 2026	December 31, 2025	Amount Change	Percent Change
Total nonperforming loans	$8,495	$5,782	$2,713	46.9
OREO and repossessed assets	77	344	(267)	(77.6)
Total nonperforming assets	$8,572	$6,126	$2,446	39.9%

The increase in NPAs from December 31, 2025 was primarily due to the placement of $3.3 million of loans on nonaccrual status, including one multifamily real estate loan of $1.1 million, three one-to-four family home loans totaling $976 thousand, and one home equity loan totaling $251 thousand, with the remaining additions comprised of manufactured housing, land and other consumer loans. These additions were partially offset by loan repayments, the return of certain credits to accrual status, and the sale of OREO properties. The percentage of nonperforming loans to total loans was 0.97% at September 30, 2026, compared to 0.64% at December 31, 2025.

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

Mortgage Servicing Rights.  The fair value of mortgage servicing rights increased $85 thousand, or 2.0%, to $4.3 million at September 30, 2026 from $4.2 million at December 31, 2025. The increase was primarily related to changes in valuation assumptions, including prepayment speed assumptions reflecting current interest rate expectations, and new servicing from loans sold in the current year, partially offset by a change in the cost of servicing assumption and continued paydowns or payoffs in our mortgage servicing portfolio. We record mortgage servicing rights on loans sold with servicing retained and upon acquisition of a servicing portfolio. Mortgage servicing rights are carried at fair value. If the fair value of our mortgage servicing rights fluctuates significantly, our financial results could be materially impacted.
Deposits and Borrowings. Total deposits decreased $42.2 million, or 4.4%, to $906.7 million at September 30, 2026 from $948.9 million at December 31, 2025. This decrease was primarily due to a $34.6 million decrease in money market accounts, reflecting seasonal fluctuations in customer account balances and the managed reduction of certain higher-cost deposits, including reciprocal deposits. Noninterest-bearing deposits decreased $4.1 million, or 3.1%, to $128.4 million at September 30, 2026, compared to $132.6 million at December 31, 2025. This decline was primarily the result of normal fluctuations in customer demand account balances, reflecting routine activity rather than significant changes in overall deposit levels, partially offset by a $2.4 million seasonal increase in escrow balances. Noninterest-bearing deposits represented 14.2% of total deposits at September 30, 2026, compared to 14.0% at December 31, 2025.
A summary of deposit accounts with the corresponding weighted-average cost of funds at the dates indicated is presented below (dollars in thousands):

	September 30, 2026		December 31, 2025
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Noninterest-bearing demand	$123,318	—%	$129,828	—%
Interest-bearing demand	129,058	0.24	125,634	0.27
Savings	59,154	0.10	59,478	0.10
Money market	296,994	2.78	331,604	3.13
Time deposits	293,066	3.57	299,593	3.89
Escrow (1)	5,101	—	2,738	—
Total deposits	$906,691	2.14%	$948,875	2.31%
(1) Escrow balances shown in noninterest-bearing deposits on the Condensed Consolidated Balance Sheets.

Scheduled maturities of time deposits at September 30, 2026, are as follows (in thousands):

Year Ending December 31,	Amount
2026	$87,348
2027	181,327
2028	21,828
2029	512
2030	1,883
Thereafter	168
$293,066
The aggregate amount of time deposits in denominations of more than $250,000 at September 30, 2026 and December 31, 2025, totaled $103.3 million and $112.4 million, respectively. Deposit amounts in excess of $250,000 are not federally insured. As of September 30, 2026, uninsured deposits totaled $200.0 million, which represented 22.1% of total deposits, as compared to uninsured deposits of $184.7 million, or 19.5% of total deposits as of December 31, 2025. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. The increase in the balance of uninsured deposits primarily related to jumbo tier pricing offered on some of our deposit products, as well as normal fluctuations within deposit accounts.
We actively manage our uninsured deposit exposure through diversification of our deposit base, maintenance of robust liquidity resources, and ongoing monitoring of large depositor relationships. We believe our current liquidity position is sufficient to meet potential demands from uninsured depositors.
Borrowings, comprised of FHLB advances, were zero at September 30, 2026 and $10.0 million at December 31, 2025. FHLB advances are primarily used to support organic loan growth and to maintain liquidity ratios in line with our asset/liability objectives. The single remaining FHLB advance at December 31, 2025, which was scheduled to mature in early 2028, was repaid early during the quarter ended June 30, 2026. Subordinated notes, net totaled $5.8 million at September 30, 2026 and $7.8 million at December 31, 2025. The decrease in subordinated notes reflects a $2.0 million paydown during the current year. Subsequent to September 30, 2026, we repaid the remaining $6.0 million in subordinated debt.
Stockholders’ Equity. Total stockholders’ equity increased $4.6 million, or 4.2%, to $114.0 million at September 30, 2026, from $109.4 million at December 31, 2025. This increase primarily reflects $6.4 million of net income earned during the nine months ended September 30, 2026, $156 thousand of share-based compensation, and $117 thousand related to the exercise of common stock options. These changes were partially offset by the payment of $1.6 million in cash dividends to stockholders, a $353 thousand increase in accumulated other comprehensive loss, net of tax, primarily reflecting higher unrealized losses on available-for-sale securities, and $114 thousand related to common stock surrendered.

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

	Three Months Ended September 30,
	2026			2025
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$886,588	$13,378	5.99%	$910,330	$13,512	5.89%
Investments	16,077	202	4.98	12,541	124	3.92
Cash and cash equivalents	98,803	898	3.61	95,422	1,016	4.22
Total interest-earning assets (1)	1,001,468	14,478	5.74	1,018,293	14,652	5.71
Interest-bearing liabilities:
Savings and money market accounts	357,714	2,126	2.36	348,996	2,367	2.69
Demand and NOW accounts	126,483	85	0.27	132,309	103	0.31
Certificate accounts	295,895	2,630	3.53	292,725	2,805	3.80
Subordinated notes	5,829	147	10.01	11,787	168	5.65
Borrowings	—	—	—	25,000	269	4.27
Total interest-bearing liabilities	785,921	4,988	2.52%	810,817	5,712	2.79%
Net interest income		$9,490			$8,940
Net interest rate spread			3.22%			2.91%
Net earning assets	$215,547			$207,476
Net interest margin			3.76%			3.48%
Average interest-earning assets to average interest-bearing liabilities		127.43%			125.59%
Noninterest-bearing deposits	$131,276			$127,970
Total deposits	$911,368	$4,841	2.11%	$902,000	$5,275	2.32%
Total funding(2)	$917,197	$4,988	2.16%	$938,787	$5,712	2.41%
(1) Calculated net of deferred loan fees, loan discounts and loans in process.
(2) Total funding is the sum of average interest-bearing liabilities and average noninterest-bearing deposits. The cost of total funding is calculated as annualized total interest expense divided by total funding.

	Nine Months Ended September 30,
	2026			2025
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate Annualized
Interest-earning assets:
Loans receivable	$904,089	$40,461	5.98%	$900,780	$39,795	5.91%
Investments	16,099	487	4.04	12,769	355	3.72
Cash and cash equivalents	106,049	2,841	3.58	97,996	3,123	4.26
Total interest-earning assets (1)	1,026,237	43,789	5.70	1,011,545	43,273	5.72
Interest-bearing liabilities:
Savings and money market accounts	372,138	6,610	2.37	342,046	6,684	2.61
Demand and NOW accounts	127,543	261	0.27	137,090	317	0.31
Certificate accounts	298,943	8,070	3.61	292,028	8,704	3.98
Subordinated notes	7,145	522	9.77	11,777	504	5.72
Borrowings	6,337	198	4.18	25,002	798	4.27
Total interest-bearing liabilities	812,106	15,661	2.58%	807,943	17,007	2.81%
Net interest income		$28,128			$26,266
Net interest rate spread			3.13%			2.91%
Net earning assets	$214,131			$203,602
Net interest margin			3.66%			3.47%
Average interest-earning assets to average interest-bearing liabilities		126.37%			125.20%
Noninterest-bearing deposits	$131,048			$125,370
Total deposits	$929,672	$14,941	2.15%	$896,534	$15,705	2.34%
Total funding(2)	$943,154	$15,661	2.22%	$933,313	$17,007	2.44%
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

	Three Months Ended September 30, 2026 vs. 2025			Nine Months Ended September 30, 2026 vs. 2025
	Increase (Decrease) due to		Total Increase (Decrease)	Increase (Decrease) due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans receivable	$(358)	$224	$(134)	$148	$518	$666
Investments	44	34	78	101	31	132
Cash and cash equivalents	31	(149)	(118)	216	(498)	(282)
Total interest-earning assets	(283)	109	(174)	465	51	516
Interest-bearing liabilities:
Savings and Money Market accounts	52	(293)	(241)	535	(609)	(74)
Demand and NOW accounts	(4)	(14)	(18)	(20)	(36)	(56)
Certificate accounts	28	(203)	(175)	187	(821)	(634)
Subordinated notes	(150)	129	(21)	(338)	356	18
Borrowings	—	(269)	(269)	(583)	(17)	(600)
Total interest-bearing liabilities	$(74)	$(650)	$(724)	$(219)	$(1,127)	$(1,346)
Change in net interest income			$550			$1,862

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025

General.
Q3 2026 vs Q3 2025. Net income increased $627 thousand, or 37.0%, to $2.3 million, or $0.90 per diluted common share, for the three months ended September 30, 2026, compared to $1.7 million, or $0.66 per diluted common share, for the three months ended September 30, 2025, reflecting a favorable change in the provision for credit losses, as the Company recorded a release of provision for credit losses in the current quarter compared to a provision for credit losses in the prior-year quarter, growth in net interest income, and an increase in noninterest income. These improvements were partially offset by higher noninterest expenses and an increase in income taxes.
YTD 2026 vs. YTD 2025. Net income increased $1.5 million, or 30.5%, to $6.4 million, or $2.48 per diluted common share, for the nine months ended September 30, 2026, compared to $4.9 million, or $1.90 per diluted common share, for the nine months ended September 30, 2025, reflecting a favorable change in the provision for credit losses, as the Company recorded a release of provision for credit losses during the current-year period compared to a provision for credit losses in the prior-year period, higher net interest income, and an increase in noninterest income. This was partially offset by higher noninterest expenses and an increase in income taxes. Overall, the improvement in net interest income, primarily resulting from lower funding costs, growth in average loan balances, and an improved net interest margin, was the primary factor behind the year-to-date improvement in profitability.

Interest Income

	Three Months Ended September 30,		Amount Change	Percent Change
	2026	2025
Loans, including fees	$13,378	$13,512	$(134)	(1.0)%
Interest and dividends on investments	202	124	78	62.9
Cash and cash equivalents	898	1,016	(118)	(11.6)
Total interest income	$14,478	$14,652	$(174)	(1.2)%
Q3 2026 vs Q3 2025. Total interest income decreased $174 thousand, or 1.2%, to $14.5 million for the three months ended September 30, 2026 from $14.7 million for the three months ended September 30, 2025, primarily due to a decline in the average balance in loans and a 61 basis point decline in the average yield on cash and cash equivalents. These decreases were partially offset by a higher average balance in investment and interest-bearing cash, a ten basis point increase in the average yield on loans, and a 106 basis point increase in the average yield on investments.

Interest income on loans decreased $134 thousand, or 1.0%, to $13.4 million for the three months ended September 30, 2026, from $13.5 million for the three months ended September 30, 2025. The decrease was primarily due to a lower average balance of loans partially offset by an improvement in the average yield on loans to 5.99% from 5.89%. The increase in average loan yield was primarily due to variable-rate loans that repriced earlier in the year at higher market interest rates and new loan originations at higher interest rates.
Interest and dividends on investments increased $78 thousand, or 62.9%, to $202 thousand for the three months ended September 30, 2026, compared to $124 thousand for the three months ended September 30, 2025. The increase was due to a 106 basis point increase in average yield to 4.98% from 3.92% resulting from the receipt of a dividend paid from our equity investment in the third quarter of 2026, as well as an increase in the average balance of investments to $16.1 million from $12.5 million, reflecting the new $5.0 million equity investment, partially offset by the continued paydown of the AFS and HTM investment portfolio.
Interest income on cash and cash equivalents decreased $118 thousand, or 11.6%, to $898 thousand for the three months ended September 30, 2026, compared to $1.0 million for the three months ended September 30, 2025. The decrease was primarily due to a 61 basis point decline in the average yield on cash and cash equivalents to 3.61% from 4.22%, reflecting the lower market interest rate environment. The impact of the Federal Open Market Committee of the Federal Reserve (“FOMC”) rate increase in September 2026 of 25 basis points partially offset the 75 basis points decrease by the FOMC in the latter portion of 2025, leading to a continued lower market interest rate environment despite the recent increase. (Refer to “Net Interest Income” below for additional detail regarding the interest rate environment.)

	Nine Months Ended September 30,		Amount Change	Percent Change
	2026	2025
Loans, including fees	$40,461	$39,795	$666	1.7%
Interest and dividends on investments	487	355	132	37.2
Cash and cash equivalents	2,841	3,123	(282)	(9.0)
Total interest income	$43,789	$43,273	$516	1.2%
YTD 2026 vs. YTD 2025. Total interest income increased $516 thousand, or 1.2%, to $43.8 million for the nine months ended September 30, 2026, from $43.3 million for the nine months ended September 30, 2025, due to higher average balances on our interest-earning assets, a seven basis point increase in average yield on loans, and a 32 basis point increase in average yield on investments. These increases were partially offset by a 68 basis point decline in average yield on cash and cash equivalents.
Interest income on loans increased $666 thousand, or 1.7%, to $40.5 million for the nine months ended September 30, 2026, compared to $39.8 million for the nine months ended September 30, 2025, primarily driven by a seven basis point increase in the average yield on loans and a higher average balance. The average yield on total loans was 5.98% for the nine months ended September 30, 2026, compared to 5.91% for the nine months ended September 30, 2025. The average yield on total loans increased primarily due to variable-rate loans that repriced earlier in the year at higher market interest rates and new loan originations at higher interest rates. The average balance of total loans was $904.1 million for the nine months ended September 30, 2026, compared to $900.8 million for the nine months ended September 30, 2025.
Interest and dividends on investments increased $132 thousand, or 37.2%, to $487 thousand for the nine months ended September 30, 2026, compared to $355 thousand for the nine months ended September 30, 2025. The increase was due to an increase in the average balance of investments to $16.1 million from $12.8 million, reflecting the new $5.0 million equity investment partially offset by the continued paydown of the AFS and HTM investment portfolio. The average yield on investments was 4.04% for the nine months ended September 30, 2026, compared to 3.72% for the nine months ended September 30, 2025. The average yield on investments increased primarily due to the receipt of a dividend paid from our equity investment in the third quarter of 2026.
Interest income on cash and cash equivalents decreased $282 thousand, or 9.0%, to $2.8 million for the nine months ended September 30, 2026, compared to $3.1 million for the nine months ended September 30, 2025. The decrease was due to a 68 basis point decline in the average yield on cash and cash equivalents to 3.58% from 4.26%. The decline in average yield was primarily attributable to lower market interest rates generally. The average balance of cash and cash equivalents increased to $106.0 million for the nine months ended September 30, 2026, compared to $98.0 million for the same period in 2025, primarily due to an increase in deposit balances, partially offset by the repayment of FHLB advances and the redemption of $4.0 million of subordinated notes during the fourth quarter of 2025 and $2.0 million in the third quarter of 2026. (Refer to “Net Interest Income” below for additional detail regarding the interest rate environment.)

Interest Expense

	Three Months Ended September 30,		Amount Change	Percent Change
	2026	2025
Deposits	$4,841	$5,275	$(434)	(8.2)%
Borrowings	—	269	(269)	(100.0)
Subordinated notes	147	168	(21)	(12.5)
Total interest expense	$4,988	$5,712	$(724)	(12.7)%
Q3 2026 vs Q3 2025. Total interest expense decreased $724 thousand, or 12.7%, to $5.0 million for the three months ended September 30, 2026, from $5.7 million for the three months ended September 30, 2025. The decrease was primarily attributable to lower interest rates across all interest-bearing liabilities excluding subordinated notes, resulting from lower market interest rates generally, and lower balances of both borrowings and subordinated notes partially offset by an increase in the rate paid on our subordinated debt.
Interest expense on certificate accounts declined $175 thousand, driven by a $203 thousand rate-related decrease, partially offset by a $28 thousand volume-related increase. The average balance of certificate accounts rose to $295.9 million for the three months ended September 30, 2026, from $292.7 million for the same period in 2025, while the average rate paid fell to 3.53% from 3.80%. The decline in the average rate reflected lower market interest rates and the repricing of maturing certificates into the current rate environment. In addition, interest expense on demand and NOW accounts decreased $18 thousand, due to both lower average balances and slightly lower average rates. Interest expense on savings and money market accounts decreased $241 thousand, or 10.2%, to $2.1 million for the three months ended September 30, 2026, from $2.4 million for the same period in 2025, primarily due to a 33 basis point decline in the average rate paid to 2.36% from 2.69%, as we implemented repricing strategies to manage overall funding costs. This decrease was partially offset by an increase in average balances to $357.7 million from $349.0 million, reflecting shifts in customer deposit preferences towards more liquid deposit products.
Interest expense on borrowings, comprised solely of FHLB advances, decreased $269 thousand, primarily due to a $25.0 million decline in average borrowings following the payoffs of FHLB advances during the fourth quarter of 2025 and the second quarter of 2026. There was no average balance of FHLB advances for the three months ended September 30, 2026, compared to $25.0 million for the three months ended September 30, 2025.
The average rate paid on borrowings decreased 427 basis points to 0.00% for the quarter ended September 30, 2026, compared to 4.27% for the same quarter in 2025.
Interest expense on subordinated notes was $147 thousand for the three months ended September 30, 2026, compared to $168 thousand for the three months ended September 30, 2025. The decrease was due to the paydown of $4.0 million of our subordinated debt balance in the fourth quarter of 2025 and $2.0 million in the third quarter of 2026. The decrease in the average balance was partially offset by an increase in the average rate paid due to the debt converting to a variable-rate instrument repricing on a quarterly basis beginning in the fourth quarter of 2025 from the previous fixed-rate period. Subsequent to September 30, 2026, the Company repaid the remaining $6.0 million of the subordinated notes.

	Nine Months Ended September 30,		Amount Change	Percent Change
	2026	2025
Deposits	$14,941	$15,705	$(764)	(4.9)%
Borrowings	198	798	(600)	(75.2)
Subordinated notes	522	504	18	3.6
Total interest expense	$15,661	$17,007	$(1,346)	(7.9)%

YTD 2026 vs. YTD 2025. Total interest expense decreased $1.3 million, or 7.9%, to $15.7 million for the nine months ended September 30, 2026, from $17.0 million for the nine months ended September 30, 2025. Interest expense on deposits decreased $764 thousand, or 4.9%, to $14.9 million for the nine months ended September 30, 2026, compared to $15.7 million for the nine months ended September 30, 2025. The decrease was primarily the result of lower average rates paid on all categories of interest-bearing deposits, as well as a lower average balance of demand and NOW accounts, partially offset by an increase in the average balance of savings and money market accounts and certificate accounts. The average cost of total deposits decreased 19 basis points to 2.15% for the nine months ended September 30, 2026, from 2.34% for the nine months ended September 30, 2025.
Interest expense on borrowings, comprised solely of FHLB advances, was $198 thousand for the nine months ended September 30, 2026, compared to $798 thousand for the nine months ended September 30, 2025, reflecting the decreased use of FHLB advances to supplement our liquidity needs. The average cost of FHLB advances decreased nine basis points to 4.18% for the nine months ended September 30, 2026, compared to 4.27% for the same period in 2025. The decrease in the average cost reflected the remaining advance outstanding during 2026 carrying a lower rate than the advances repaid in the fourth quarter of 2025. The average balance of FHLB advances was $6.3 million for the nine months ended September 30, 2026, compared to $25.0 million for the nine months ended September 30, 2025, due to the payoffs of FHLB advances during both the fourth quarter of 2025 and the second quarter of 2026.
Interest expense on subordinated notes was $522 thousand for the nine months ended September 30, 2026 and $504 thousand for the nine months ended September 30, 2025. The increase was due to the debt converting to a variable-rate instrument that reprices on a quarterly basis beginning in the fourth quarter of 2025 from the previous fixed-rate period. This increase was partially offset by the decrease in the average balance due to the paydown of $4.0 million of our subordinated debt balance in the fourth quarter of 2025 and $2.0 million in the third quarter of 2026. Subsequent to September 30, 2026, the Company redeemed the remaining $6.0 million balance of the subordinated notes.

Net Interest Income.
Q3 2026 vs Q3 2025. Net interest income increased $550 thousand, or 6.2%, to $9.5 million for the three months ended September 30, 2026, from $8.9 million for the three months ended September 30, 2025, driven by lower funding costs on interest-bearing deposits and borrowing and the improvement in average loan and investment yields. These changes were partially offset by a decrease in the average yield on interest-bearing cash, the impact of lower average loan balances, and an increase in the average rate paid on our subordinated notes for the reasons noted above in “Interest Expense.” Overall, these changes resulted in a 31 basis point improvement in the net interest rate spread and a 28 basis point increase in the annualized net interest margin, which rose to 3.76% for the three months ended September 30, 2026, from 3.48% for the same period in 2025.
YTD 2026 vs. YTD 2025. Net interest income increased $1.9 million, or 7.1%, to $28.1 million for the nine months ended September 30, 2026, from $26.3 million for the nine months ended September 30, 2025. Net interest margin (annualized) was 3.66% and 3.47% for the nine months ended September 30, 2026 and 2025, respectively. The increases in net interest income and net interest margin primarily were due to lower average funding costs, higher average interest-earning asset balances, and improved average loan and investment yields during the current nine-month period, primarily reflecting repricing of variable-rate loans and new loan originations at higher rates and the new equity investment in 2026, partially offset by the decline in the average yield on interest-bearing cash and the increase in the average rate paid on our subordinated notes as described above.
Through most of 2025, the Federal Open Market Committee of the Federal Reserve (“FOMC”) maintained the target range for the federal funds rate at 4.25% to 4.50%, where it remained until September 2025. The FOMC subsequently lowered the target range 75 basis points to 3.50% to 3.75% between September 2025 and December 2025. The FOMC maintained the target range for the federal funds rate through September 2026, when the FOMC raised the target range by 25 basis points to 3.75% to 4.00%. The lower interest rate environment has contributed to decreased funding costs, while loan yields have remained elevated due to repricing of variable-rate loans and higher rates on new loan originations.
Provision for Credit Losses.
The following table reflects the components of the (release of) provision for credit losses during the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Release of) provision for credit losses on loans	$(233)	$65	$(369)	$144
(Release of) provision for credit losses on unfunded loan commitments	(49)	(10)	(13)	(122)
(Release of) provision for credit losses	$(282)	$55	$(382)	$22
A release of provision for credit losses of $282 thousand was recorded for the quarter ended September 30, 2026, compared to a provision for credit losses of $55 thousand for the quarter ended September 30, 2025. The release of provision in the current quarter compared to a provision for credit losses in the same quarter last year resulted primarily from a decrease in loan balances, improvements in the Federal Reserve's unemployment forecast, changes in loan mix, and annual updates to the model assumptions, partially offset by additional qualitative adjustments applied to all commercial loan segments, reflecting increased uncertainty in market conditions surrounding inflation, geopolitical events, an uncertainty adjustment tied to the impact of tariffs, and other external factors affecting our clients. Additional qualitative adjustments were also made to multifamily and other consumer secured segments related to the volume of past due and adversely rated loans in the current quarter that were not present in the third quarter of 2025. Expected credit loss estimates consider various factors, including market conditions, borrower-specific information, projected delinquencies, and anticipated effects of economic trends on borrowers' ability to repay. Net charge-offs for the three months ended September 30, 2026 totaled $13 thousand, compared to $37 thousand for the three months ended September 30, 2025.
A release of provision for credit losses of $382 thousand was recorded for the nine months ended September 30, 2026, compared to a provision for credit losses of $22 thousand for the nine months ended September 30, 2025. The release of provision for credit losses during the current year period was for primarily the same reasons noted above in the quarterly comparison. During the prior year period, the provision for credit losses on loans primarily related to growth in the balance of the loan portfolio and a qualitative adjustment applied to certain loan segments related to uncertainty in the market and concentrations, partially offset by a reduction in qualitative adjustments reflecting improved credit quality and a decrease in unfunded loan commitments. Net charge-offs for the nine months ended September 30, 2026 totaled $62 thousand, compared to $79 thousand for the nine months ended September 30, 2025.
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
Noninterest Income.  Total noninterest income increased $258 thousand, or 29.3%, to $1.1 million for the three months ended September 30, 2026, as compared to $881 thousand for the three months ended September 30, 2025, as reflected below (dollars in thousands):

	Three Months Ended September 30,		Amount Change	Percent Change
	2026	2025
Service charges and fee income	$711	$672	$39	5.8%
Earnings on BOLI	142	225	(83)	(36.9)
Mortgage servicing income	249	262	(13)	(5.0)
Fair value adjustment on mortgage servicing rights	(105)	(372)	267	(71.8)
Net gain on sale of loans	145	94	51	54.3
Other income (loss)	(3)	—	(3)	—
Total noninterest income	$1,139	$881	$258	29.3%
The increase in noninterest income during the current quarter compared to the quarter ended September 30, 2025, was primarily as a result of:
•a $267 thousand improvement in the fair value adjustment on mortgage servicing rights, primarily due to changes in valuation assumptions, including slower estimated prepayment speeds resulting from higher market interest rates, partially offset by an increase in the cost of servicing assumption recorded in the current quarter and by the impact of a smaller servicing portfolio;
•a $51 thousand increase in net gain on sale of loans due to an increase in the volume of loans sold resulting from lower market interest rates in the current year; and
•a $39 thousand increase in service charges and fee income primarily due to higher deposit fee income, higher loan fees associated with reconveyance activity, and higher loan late fees.

These increases were partially offset by:
•an $83 thousand decrease in BOLI earnings, primarily due to fluctuations in market conditions affecting BOLI valuations; and
•a $13 thousand decrease in mortgage servicing income, primarily due to the impact of a smaller servicing portfolio.

Total noninterest income increased $378 thousand, or 12.2%, to $3.5 million for the nine months ended September 30, 2026, as compared to $3.1 million for the nine months ended September 30, 2025, as reflected below (dollars in thousands):

	Nine Months Ended September 30,		Amount Change	Percent Change
	2026	2025
Service charges and fee income	$2,018	$2,020	$(2)	(0.1)%
Earnings on BOLI	549	648	(99)	(15.3)
Mortgage servicing income	742	794	(52)	(6.5)
Fair value adjustment on mortgage servicing rights	(126)	(551)	425	(77.1)
Net gain on sale of loans	357	187	170	90.9
Other income (loss)	(64)	—	$(64)	100.0%
Total noninterest income	$3,476	$3,098	$378	12.2%
The increase in noninterest income during the current nine-month period compared to the nine months ended September 30, 2025, was primarily due to:
•a $425 thousand improvement in the fair value adjustment on mortgage servicing rights, for the same reasons noted above in the quarterly comparison; and
•a $170 thousand increase in net gain on sale of loans due to an increase in the volume of loans sold.
These increases were partially offset by:
•a $52 thousand decrease in mortgage servicing income as a result of the portfolio paying down at a faster rate than originations replaced repayments;
•a $99 thousand decrease in earnings on BOLI, primarily due to the strategic surrender and exchange of existing policies into higher-yielding policies in 2025, partially offset by changes due to market fluctuations; and
•a $64 thousand decrease in other income due to costs associated with closing our Tacoma branch in 2026.

Noninterest Expense.  Total noninterest expense increased $329 thousand, or 4.3%, to $8.0 million during the three months ended September 30, 2026, compared to $7.7 million for the three months ended September 30, 2025, as reflected below (dollars in thousands):

	Three Months Ended September 30,		Amount Change	Percent Change
	2026	2025
Salaries and benefits	$4,293	$4,259	$34	0.8%
Operations	1,701	1,483	218	14.7%
Regulatory assessments	198	221	(23)	(10.4)%
Occupancy	399	431	(32)	(7.4)%
Data processing	1,404	1,274	130	10.2%
Net loss and expenses on OREO and repossessed assets	10	8	2	25.0%
Total noninterest expense	$8,005	$7,676	$329	4.3%
The increase in noninterest expense during the current quarter compared to the quarter ended September 30, 2025 was primarily related to:
•a $218 thousand increase in operations expense, primarily due to higher costs associated with debit card processing;
•a $130 thousand increase in data processing expense, primarily due to higher processing costs related to annual increases in software vendor contracts, increased API and usage charges and the addition of new features, such as fraud detection software, with the goal of lowering operational losses; and
•a $34 thousand increase in salaries and benefits, primarily due to an increase in medical expense, lower deferred loan origination costs due to fewer loan originations in the current quarter, and higher salaries, partially offset by lower market valuations on our deferred compensation for key executives (which was partially offset by the decrease in income on BOLI recorded in noninterest income), lower stock compensation expense and lower incentive compensation expense.

These increases were partially offset by:

•a $32 thousand decrease in occupancy expense, primarily due to lower building lease charges in the third quarter of 2026 following the closure of our Tacoma branch during the second quarter of 2026; and
•a $23 thousand decrease in regulatory assessments, primarily due to reduced quarterly assessments resulting from a lower rate applied to a lower average asset balance and the release of an accrual related to exam costs, as actual costs incurred were lower than previously estimated.

The efficiency ratio improved 285 basis points to 75.31% for the quarter ended September 30, 2026 from 78.16% for the same period in 2025, primarily reflecting modest growth in net interest income driven by lower funding costs and higher yields on interest-earning assets, and higher noninterest income.
Total noninterest expense increased $755 thousand, or 3.2%, to $24.0 million during the nine months ended September 30, 2026, compared to $23.3 million during the nine months ended September 30, 2025, as reflected below (dollars in thousands):

	Nine Months Ended September 30,		Amount Change	Percent Change
	2026	2025
Salaries and benefits	$13,396	$13,175	$221	1.7%
Operations	4,819	4,291	528	12.3
Regulatory assessments	525	663	(138)	(20.8)
Occupancy	1,214	1,284	(70)	(5.5)
Data processing	4,024	3,821	203	5.3
Net loss and expenses on OREO and repossessed assets	30	19	11	57.9
Total noninterest expense	$24,008	$23,253	$755	3.2%
The increase in noninterest expense was primarily due to:
•a $221 thousand increase in salaries and benefits related to the same reasons noted above in the quarterly comparison;
•a $528 thousand increase in operations expense, primarily due to higher costs associated with our debit card processing; and
•a $203 thousand increase in data processing expense, due to the reasons stated above in the quarterly comparison.

These increases were partially offset by:
•a $138 thousand decrease in regulatory assessments, due to reduced quarterly assessments resulting from a lower rate applied to a lower average asset balance and the release of an accrual related to exam costs, as actual costs incurred were lower than previously estimated; and
•a $70 thousand decrease in occupancy expense due to the same reason noted above in the quarterly comparison.

Income Tax Expense. The provision for income taxes was $584 thousand and $1.6 million for the three and nine months ended September 30, 2026, compared to $395 thousand and $1.2 million for the three and nine months ended September 30, 2025, respectively. The effective tax rates for the three and nine months ended September 30, 2026 were 20.10% and 19.62%, compared to 18.90% and 19.30% for the same periods in 2025.

Capital and Liquidity
The Management’s Discussion and Analysis in Item 7 of the Company’s 2025 Form 10-K contains an overview of Sound Financial Bancorp’s and the Bank’s liquidity management, sources of liquidity and cash flows. Although there have been no material changes in our liquidity management, sources of liquidity and cash flows since December 31, 2025, this discussion updates that disclosure for the nine months ended September 30, 2026.

Capital. Stockholders’ equity totaled $114.0 million at September 30, 2026 and $109.4 million at December 31, 2025. This increase primarily reflects $6.4 million of net income earned during the nine months ended September 30, 2026, $156 thousand of share-based compensation, and $117 thousand related to the exercise of common stock options. These changes were partially offset by the payment of $1.6 million in cash dividends to stockholders, a $353 thousand increase in accumulated other comprehensive loss, net of tax, and $114 thousand related to common stock surrendered.
We paid cash dividends of $0.63 per common share during the nine months ended September 30, 2026, compared to $0.57 per common share during the nine months ended September 30, 2025, which equates to a dividend payout ratio of 25.25% and 29.75%, respectively. The Company expects to continue paying quarterly cash dividends on its common stock, subject to the Board of Directors' discretion to change this practice at any time and for any reason, without prior notice. Assuming the Board’s continued payment of the regular quarterly cash dividend during the remainder of 2026 at the rate of $0.21 per share, our average total dividend paid each quarter would be approximately $540 thousand based on the number of outstanding shares as of September 30, 2026.
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
As of September 30, 2026, we had $119.7 million of cash and cash equivalents and available-for-sale investment securities, as well as $283 thousand in loans held-for-sale. At September 30, 2026, we had the ability to borrow up to $188.5 million in FHLB advances and access to additional borrowings of $22.2 million through the Federal Reserve's discount window, in each case subject to certain collateral requirements. We had no outstanding advances from either the FHLB or the Federal Reserve at September 30, 2026. We also maintained a $20.0 million credit facility with Pacific Coast Bankers’ Bank available, with no balance outstanding, at September 30, 2026. Subject to market conditions, we expect to utilize these borrowing facilities from time to time to fund loan originations and deposit withdrawals, to satisfy other financial commitments, to repay maturing obligations and to take advantage of investment opportunities to the extent feasible. As of September 30, 2026, management was not aware of any events or regulatory recommendations reasonably likely to have a material adverse effect on our liquidity, capital resources or results of operations. For additional details, see “Note 8—Borrowings, FHLB Stock and Subordinated Notes” in the Notes to Condensed Consolidated Financial Statements contained in “Item 1. Financial Statements” of this Form 10-Q.
In the ordinary course of business, we enter into contractual obligations and other commitments to make future payments. Refer to the accompanying Notes to Condensed Consolidated Financial Statements elsewhere in this report for the expected timing of such payments as of September 30, 2026. These include payments related to (i) subordinated notes, which were repaid in full subsequent to September 30, 2026 (Note 8—Borrowings, FHLB Stock and Subordinated Notes) and (ii) operating leases (Note 10—Leases). See the discussion below for information regarding commitments to extend credit and standby letters of credit.
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
At September 30, 2026 and December 31, 2025, financial instrument contractual amounts representing credit risk were as follows (in thousands):

	September 30, 2026	December 31, 2025
Residential mortgage commitments	$7,569	$1,008
Unfunded construction commitments	25,203	23,718
Unused lines of credit	28,042	27,457
Standby letters of credit	183	183
Total loan commitments	$60,997	$52,366
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
Sound Financial Bancorp is a holding company and does not conduct operations. Its sources of liquidity are generally dividends received from Sound Community Bank, interest on investment securities, if any, and borrowings from outside sources. Banking regulations limit the dividends that may be paid to Sound Financial Bancorp by Sound Community Bank. See “Business — How We Are Regulated — Limitations on Dividends and Stock Repurchases” contained in Item 1, Part I of the Company’s 2025 Form 10-K. At September 30, 2026, Sound Financial Bancorp, on an unconsolidated basis, had $7.4 million in cash, noninterest-bearing deposits and liquid investments available for its liquidity needs and other corporate obligations. Subsequent to September 30, 2026, Sound Financial Bancorp redeemed the remaining $6.0 million of subordinated notes using available cash.
See also the “Condensed Consolidated Statements of Cash Flows” included in “Item 1. Financial Statements and Supplementary Data” of this Form 10-Q, for further information.

Regulatory Capital
Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action (“PCA”). Qualifying institutions that elect to use the Community Bank Leverage Ratio (“CBLR”), framework, such as the Bank and the Company, that maintain the required minimum leverage ratio will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies’ capital rules, and to have met the capital requirements for the well-capitalized category under the agencies’ PCA framework. As of September 30, 2026, the Bank’s CBLR was 10.82%, which exceeded the minimum requirement of 8%.
During the second quarter of 2026, the federal banking agencies finalized a rule lowering the minimum CBLR requirement from 9% to 8%, effective July 1, 2026.
See “Part I, Item 1. Business – Regulation of Sound Community Bank – Capital Rules ” in the Company's 2025 Form 10-K for additional information related to regulatory capital.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company provided information about market risk in Item 7A of its 2025 Form 10-K.  There have been no material changes in our market risk since December 31, 2025.
Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2026, was carried out under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, and several other members of the Company’s senior management. The Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including the Company’s principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
(b)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Not applicable.
(b)Not applicable.
(c)The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended September 30, 2026:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026	—	$—	—	$—
August 1, 2026 - August 31, 2026	2,399	$47.32	—	—
September 1, 2026 - September 30, 2026	—	$—	—	—
Total	2,399	$—	—	$—
(1)Includes the surrender of shares of Company common stock that the participants already own as payment of the exercise price for stock options. Shares surrendered by participants in the equity incentive plans are repurchased pursuant to the terms of the plan and applicable award agreement and not pursuant to publicly announced share repurchase programs.

Item 3    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
(a)    Not applicable.
(b)    Not applicable.
(c)    Trading Plans. During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following financial statements from the Sound Financial Bancorp, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of equity (v) condensed consolidated statements of cash flows and (vi) the notes to condensed consolidated financial statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Financial Bancorp, Inc.

Date: November 10, 2026	By:	/s/ Laura Lee Stewart
Laura Lee Stewart
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

	By:	/s/ Wes Ochs
Wes Ochs
President/Chief Financial Officer
(Principal Financial Officer)